Form 10-K
period 2014-12-31
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2015-02-25
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

Commission file number 1-8400

American Airlines Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-1825172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4333 Amon Carter Blvd., Fort Worth, Texas 76155	(817) 963-1234
(Address of principal executive offices, including zip code)	Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

American Airlines, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-1502798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4333 Amon Carter Blvd., Fort Worth, Texas 76155	(817) 963-1234
(Address of principal executive offices, including zip code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American Airlines Group Inc.	Yes ☑	No ☐
American Airlines, Inc.	Yes ☑	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

American Airlines Group Inc.	Yes ☐	No ☑
American Airlines, Inc.	Yes ☐	No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

American Airlines Group Inc.	Yes ☑	No ☐
American Airlines, Inc.	Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

American Airlines Group Inc.	Yes ☑	No ☐
American Airlines, Inc.	Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

American Airlines Group Inc.	☐
American Airlines, Inc.	☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

American Airlines Group Inc. ☑	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company
American Airlines, Inc. ☐	Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

American Airlines Group Inc.	Yes ☐	No ☑
American Airlines, Inc.	Yes ☐	No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

American Airlines Group Inc.	Yes ☑	No ☐
American Airlines, Inc.	Yes ☑	No ☐

As of February 20, 2015, there were 696,649,850 shares of American Airlines Group Inc. common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $31 billion.

As of February 20, 2015, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to American Airlines Group Inc.’s 2015 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of American Airlines Group Inc.’s fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

American Airlines Group Inc.

American Airlines, Inc.

Form 10-K

Year Ended December 31, 2014

This combined Annual Report on Form 10-K is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” and similar terms refer to AAG and its consolidated subsidiaries. As more fully described below, on December 9, 2013, a subsidiary of AMR Corporation merged with and into US Airways Group, Inc. (US Airways Group), which survived as a wholly-owned subsidiary of AAG (the Merger). Accordingly, unless otherwise indicated, information in this Annual Report on Form 10-K regarding the Company’s consolidated results of operations includes the results of US Airways Group and its wholly-owned subsidiaries, including US Airways, Inc. (US Airways) for the post-Merger period from December 9, 2013 to December 31, 2013 and for the year ended December 31, 2014. “AMR” or “AMR Corporation” refers to the Company during the period of time prior to its emergence from Chapter 11 and its acquisition of US Airways Group. References in this Annual Report on Form 10-K to “mainline” refer to the operations of American and US Airways, as applicable, and exclude regional operations.

Glossary of Terms

For the convenience of the reader, the definitions of certain capitalized industry and other terms used in this report have been consolidated into a Glossary beginning on page 23.

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about the benefits of the Merger, including future financial and operating results, our plans, objectives, expectations and intentions, and other statements that are not historical facts, such as, without limitation, statements that discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part I, Item 1A. Risk Factors and the following: significant operating losses in the future; downturns in economic conditions that adversely affect our business; the impact of continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel; competitive practices in the industry, including the impact of low cost carriers, airline alliances and industry consolidation; the challenges and costs of integrating operations and realizing anticipated synergies and other benefits of the Merger; our substantial indebtedness and other obligations and the effect they could have on our business and liquidity; an inability to obtain sufficient financing or other capital to operate successfully and in accordance with our current business plan; increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates; the effect our high level of fixed obligations may have on our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments and adverse economic and industry conditions; our significant pension and other post-employment benefit funding obligations; the impact of any failure to comply with the covenants contained in financing arrangements; provisions in credit card processing and other commercial agreements that may materially reduce our liquidity; the limitations of our historical consolidated financial information, which is not directly comparable to our financial information for prior or future periods; the impact of union disputes, employee strikes and other labor-related disruptions; any inability to maintain labor costs at competitive levels; interruptions or disruptions in service at one or more of our hub airports; costs of ongoing data security compliance requirements and the impact of any significant data security breach; any inability to obtain and maintain adequate facilities, infrastructure and Slots to operate our flight schedule and expand or change our route network; our reliance on third-party regional operators or third-party service providers that have the ability to affect our revenue and the public’s perception about our services; any inability to effectively manage the costs, rights and functionality of third-party distribution channels on which we rely; extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages; the impact of the heavy taxation on the airline industry; changes to our business model that may not successfully increase revenues and may cause operational difficulties or decreased demand; the loss of key personnel or inability to attract and retain additional qualified personnel; the impact of conflicts overseas, terrorist attacks and ongoing security concerns; the global scope of our business and any associated economic and political instability or adverse effects of events, circumstances or government actions beyond our control, including the impact of foreign currency exchange rate fluctuations and limitations on the repatriation of cash held in foreign countries; the impact of environmental regulation; our reliance on technology and automated systems and the impact of any failure of these technologies or systems; challenges in integrating our computer, communications and other technology systems; losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators; delays in scheduled aircraft deliveries, or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected; our dependence on a limited number of suppliers for aircraft, aircraft engines and parts; the impact of changing economic and other conditions beyond our control, including global events that affect travel behavior such as an outbreak of a contagious disease, and volatility and fluctuations in our results of operations due to seasonality; the effect of a higher than normal number of pilot retirements and a potential shortage of pilots; the impact of possible future increases in insurance costs or reductions in available insurance coverage; the effect of a lawsuit that was filed in connection with the Merger remains pending; an inability to use net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards); any impairment in the amount of goodwill we recorded as a result of the application of the acquisition method of accounting and an inability to realize the full value of AAG’s and American’s respective intangible or long-lived assets and any material impairment charges that would be recorded as a result; price volatility of our common stock; the effects of our capital deployment program and the limitation, suspension or discontinuation of our share repurchase program or dividend payments thereunder; delay or prevention of stockholders’ ability to change the composition of our Board of Directors and the effect this may have on takeover attempts that some of our stockholders might consider beneficial; the effect of provisions of our Restated Certificate of Incorporation (the Certificate of Incorporation) and Amended and Restated Bylaws (the Bylaws) that limit ownership and voting of our equity interests, including our common stock; the effect of limitations in our Certificate of Incorporation on acquisitions and dispositions of our common stock designed to protect our NOL Carryforwards and certain other tax attributes, which may limit the liquidity of our common stock; other economic, business, competitive, and/or regulatory factors affecting our business, including those set forth in this Annual Report on Form 10-K (especially in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in our other filings with the Securities and Exchange Commission (the SEC), and other risks and uncertainties listed from time to time in our filings with the SEC.

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part I, Item 1A. Risk Factors and elsewhere in this report. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We do not assume any obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such statements other than as required by law. Forward-looking statements speak only as of the date of this Annual Report on Form 10-K or as of the dates indicated in the statements.

PART I

ITEM 1. BUSINESS

Overview

American Airlines Group Inc. (AAG), a Delaware corporation, is a holding company and its principal, wholly-owned subsidiaries are American Airlines, Inc. (American), US Airways Group, Inc. (US Airways Group) and Envoy Aviation Group Inc. (Envoy, formerly known as AMR Eagle Holding Corporation). US Airways Group’s principal subsidiary is US Airways, Inc. (US Airways) and its other wholly-owned subsidiaries include Piedmont Airlines, Inc. (Piedmont), and PSA Airlines, Inc. (PSA). AAG was formed in 1982 under the name AMR Corporation (AMR) as the parent company of American which was founded in 1934. On December 9, 2013, a subsidiary of AMR merged with and into US Airways Group, which survived as a wholly-owned subsidiary of AAG, and AAG emerged from Chapter 11. Upon closing of the Merger and emergence from Chapter 11, AMR changed its name to American Airlines Group Inc. Virtually all of AAG’s operations fall within the airline industry.

AAG’s and American’s principal executive offices are located at 4333 Amon Carter Boulevard, Fort Worth, Texas 76155. AAG’s and American’s telephone number is 817-963-1234, and their Internet address is www.aa.com. Information contained on AAG’s and American’s website is not and should not be deemed a part of this report or any other report or filing filed with or furnished to the SEC.

Chapter 11 Reorganization

On November 29, 2011 (the Petition Date), AMR Corporation, its principal subsidiary, American, and certain of AMR’s other direct and indirect domestic subsidiaries (collectively, the Debtors), filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order (the Confirmation Order) approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan).

On December 9, 2013 (the Effective Date), the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by an Agreement and Plan of Merger (as amended, the Merger Agreement), dated as of February 13, 2013, by and among AMR, AMR Merger Sub, Inc. (Merger Sub) and US Airways Group, pursuant to which Merger Sub merged with and into US Airways Group (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of AMR following the Merger.

In connection with the Chapter 11 Cases, trading in AMR’s common stock and certain debt securities on the New York Stock Exchange (NYSE) was suspended on January 5, 2012, and AMR’s common stock and such debt securities were delisted by the SEC from the NYSE on January 30, 2012. On January 5, 2012, AMR’s common stock began trading under the symbol “AAMRQ” (CUSIP 001765106) on the OTCQB marketplace, operated by OTC Markets Group. Pursuant to the Plan, on the Effective Date (i) all existing shares of AAG’s old common stock formerly traded under the symbol “AAMRQ” were canceled and (ii) the Company was authorized to issue up to approximately 544 million shares of common stock, par value $0.01 per share, of AAG (AAG Common Stock) by operation of the Plan (excluding shares of AAG Common Stock issuable pursuant to the Merger Agreement). On the Effective Date, the AAG Common Stock was listed on the NASDAQ Global Select Market under the symbol “AAL,” and AAMRQ ceased trading on the OTCQB marketplace.

Upon emergence from Chapter 11, AAG issued approximately 53 million shares of AAG Common Stock to AMR’s old equity holders and certain of the Debtors’ employees, and issued 168 million shares of AAG Series A Convertible Preferred Stock, par value $0.01 per share (the AAG Series A Preferred Stock), which was mandatorily convertible into new AAG Common Stock during the 120-day period after the Effective Date, to certain creditors and employees of the Debtors (including shares deposited in the Disputed Claims Reserve (as defined in the Plan)). In accordance with the terms of the Plan, former holders of AMR common stock (previously traded under the symbol “AAMRQ”) received, for each share of AMR common stock, an initial distribution of approximately 0.0665 shares of the AAG Common Stock as of the Effective Date. Following the Effective Date, former holders of AMR common stock and those deemed to be treated as such in connection with the elections made pursuant to the Plan have received through December 31, 2014, additional aggregate distributions of shares of AAG Common Stock of approximately 0.6776 shares of AAG Common Stock for each share of AMR common stock previously held, and may continue to receive additional distributions. As of the Effective Date, the adjusted total Double-Dip General Unsecured Claims (as defined in the Plan) were approximately $2.45 billion and the Allowed Single-Dip General Unsecured Claims (as defined in the Plan) were approximately $2.45 billion. The Disputed Claims Reserve established under the Plan initially was issued 30.4 million shares, which shares are reserved for distributions to holders of disputed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) whose claims ultimately become allowed as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan.

See Part II, Item 5. Market for American Airlines Group’s Common Stock, Related Stockholder Matters and Issuer Purchases, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 2 and Note 4 to AAG’s Consolidated Financial Statements in Item 8A and Note 2 to American’s Consolidated Financial Statements in Item 8B for further information regarding the Chapter 11 Cases, the Merger and the Disputed Claims Reserve.

Merger

Pursuant to the Merger Agreement and consistent with the Plan, each share of common stock, par value $0.01 per share, of US Airways Group (the US Airways Group Common Stock) was converted into the right to receive one share of AAG Common Stock. The aggregate number of shares of AAG Common Stock issuable in the Merger to holders of US Airways Group equity instruments (including stockholders, holders of convertible notes, optionees, and holders of restricted stock units (RSUs)) represented 28% of the diluted equity ownership of AAG. The remaining 72% diluted equity ownership in AAG (up to approximately 544 million shares) was or is distributable, pursuant to the Plan (see “Chapter 11 Reorganization” above), to stakeholders, labor unions, certain employees of AMR and the other Debtors, and former holders of AMR common stock (previously traded under the symbol “AAMRQ”) such that the aggregate number of shares of AAG Common Stock issuable under the Plan will not exceed 72% of the diluted equity ownership of AAG as of the time of the Merger.

In connection with the completion of the Merger, the NYSE suspended trading in the US Airways Group Common Stock prior to the opening of the market on December 9, 2013. The US Airways Group Common Stock was delisted from the NYSE and registration of the US Airways Group Common Stock under Section 12(b) of the Exchange Act was terminated.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –“American Airlines Group – Year in Review,” Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG Results of Operations,” Note 2 and Note 4 to AAG’s Consolidated Financial Statements in Item 8A and Note 2 to American’s Consolidated Financial Statements in Item 8B for further information regarding the Chapter 11 Cases and the Merger.

Airline Operations

As noted above, AAG is a holding company whose primary business activity is the operation of two major network carriers through its principal, wholly-owned mainline operating subsidiaries: American and, as of December 9, 2013, US Airways.

We continue to move toward operating under the single brand name of “American Airlines” through our mainline operating subsidiaries. We have made substantial progress towards integrating the operations of our mainline operating subsidiaries and towards obtaining a single operating certificate, which we expect to obtain in 2015. We are the largest airline in the world as measured by revenue passenger miles (RPMs) and available seat miles (ASMs). Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle and US Airways Express, our airlines operate an average of nearly 6,700 flights per day to 339 destinations in 54 countries from our hubs in Charlotte, Chicago, Dallas/Fort Worth (DFW), Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In 2014, we had approximately 197 million passengers boarding our mainline and regional flights. As of December 31, 2014, we operated 983 mainline jets and were supported by our regional airline subsidiaries and third-party regional carriers, which operated an additional 566 regional aircraft.

American and US Airways are members of the oneworld® alliance whose members and members-elect serve nearly 1,000 destinations with 14,250 daily flights to 150 countries.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –“American Airlines Group – Year in Review,” “AAG Results of Operations” and “American’s Results of Operations” for further discussion of AAG’s and American’s operating results and operating performance. Also, see Note 17 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 14 to American’s Consolidated Financial Statements in Part II, Item 8B for information regarding our operating segments and operating revenue in principal geographic areas.

Regional Operations

Certain air carriers, including our wholly-owned regional carriers, Envoy, Piedmont and PSA, and third-party regional carriers, have arrangements with us to provide regional feed under the trade name “American Eagle” or “US Airways Express.” American Eagle and US Airways Express carriers are an integral component of our operating network. We rely heavily on feeder traffic from these regional carriers, which carry passengers to our hubs from low-density markets that are uneconomical for us to serve with large jets. In addition, regional carriers offer complementary service in our existing mainline markets by operating flights during off-peak periods between mainline flights. During 2014, approximately 52 million passengers boarded our regional carriers’ planes, approximately 45% of whom connected to or from our mainline flights. Of these passengers, approximately 25 million were enplaned by our wholly owned regional carriers and approximately 27 million were enplaned by third-party regional carriers operating under capacity purchase agreements.

The American Eagle and US Airways Express arrangements are principally in the form of capacity purchase agreements. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to us. In return, we agree to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that we will reimburse 100% of certain variable costs, such as airport landing fees and passenger liability insurance. We control marketing, scheduling, ticketing, pricing and seat inventories. A very small number of regional aircraft are operated for us under prorate agreements, under which the regional carriers receive a prorated share of ticket revenue and pay certain service fees to us. The prorate carriers are responsible for all costs incurred operating the applicable aircraft. All American Eagle and US Airways Express carriers have logos, service marks, aircraft paint schemes and uniforms similar to our mainline operations.

Cargo

Our cargo division is one of the largest air cargo operations in the world, providing a wide range of freight and mail services, with facilities and interline connections available across the globe.

Other Revenues

Other revenues include revenue from the marketing services related to the sale of mileage credits in the AAdvantage and Dividend Miles programs as discussed below under “Frequent Flyer Program,” membership fees and related revenue from our Admirals Club operations, our US Airways Club operations, and other miscellaneous service revenue, including administrative service charges and baggage handling fees.

The U.S. Airline Industry

In 2014, the U.S. airline industry continued to experience year-over-year growth in passenger revenues driven by strong demand for air travel.

In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported that annual U.S. industry passenger revenues and yields increased 4.2% and 1.8%, respectively, as compared to 2013. With respect to international versus domestic performance, Airlines for America reported that domestic markets outperformed international markets. Atlantic and Latin America markets experienced year-over-year growth in passenger revenues of 2.8% and 3.4%, respectively, while the Pacific market experienced year-over-year declines in passenger revenues of 1.4%.

Jet fuel prices continue to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, fuel costs were lower in 2014 as compared to 2013, driven by a significant decline in fuel prices in the fourth quarter of 2014. On December 31, 2014, the price of Brent crude oil fell to $55 per barrel, its lowest price since May 2009.

While the U.S. airline industry is currently benefiting from a favorable revenue environment and significantly reduced fuel prices as described above, uncertainty exists regarding the economic conditions driving these factors. See Part I, Item 1A. Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

Competition

The markets in which we operate are highly competitive. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. On most of our domestic non-stop routes, we currently face competing service from at least one, and sometimes more than one, domestic airline, including: Alaska Airlines, Allegiant Air, Delta Air Lines, Frontier Airlines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines, United Airlines and Virgin America. Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs. In addition, we face competition on some of our connecting routes from airlines operating point-to-point service on such routes. We also compete with all-cargo and charter airlines and, particularly on shorter segments, ground and rail transportation.

On all of our routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines. Airlines typically use discount fares and other promotions to stimulate traffic during normally slack travel periods, when they begin service to new cities or when they have excess capacity, to generate cash flow and maximize revenue per ASM and to establish, increase or preserve market share. Discount and promotional fares are generally non-refundable and may be subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. We have often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Most airlines will quickly match price reductions in a particular market. Our ability to compete on the basis of price is limited by our fixed costs and depends on our ability to manage our operating costs effectively. Some of our competitors have greater financial or other resources and/or lower cost structures than we do. In addition, low-fare, low-cost carriers compete in many of the markets in which we operate and competition from these carriers is increasing. For example, as a result of divestitures completed in connection with gaining regulatory approval for the Merger, low-fare, low-cost carriers have gained additional access in a number of markets, including Chicago, Dallas and Washington, D.C. These low-cost carriers generally have lower cost structures than American and US Airways.

In addition to price competition, airlines compete for market share by increasing the size of their route system and the number of markets they serve. The American Eagle and US Airways Express regional carriers increase the number of markets we serve by flying to lower demand markets and providing connections at our hubs. Many of our competitors also own or have marketing agreements with regional airlines which provide similar services at their hubs and other locations. We also compete on the basis of scheduling (frequency and flight times), availability of nonstop flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, the automation of travel agent reservation systems, onboard products, markets served and other services. We compete with both major network airlines and low-cost airlines throughout our network.

In addition to our extensive domestic service, we provide international service to Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America, and Asia. Revenues from foreign operations (flights serving international destinations) were approximately 33% of our total operating revenues in 2014. In providing international air transportation, we compete with U.S. airlines to provide scheduled passenger and cargo service between the U.S. and various overseas locations, foreign investor-owned airlines, and foreign state-owned or state-affiliated airlines, including carriers based in the Middle East, the three largest of which we believe benefit from significant government subsidies. During 2014, international capacity grew more quickly than domestic service creating a very competitive operating environment.

Marketing and Alliance Agreements with Other Airlines

In general, carriers that have the greatest ability to seamlessly connect passengers to and from markets beyond the nonstop city pair have a competitive advantage. In some cases, however, foreign governments limit U.S. air carriers’ rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other’s markets, various U.S. and foreign air carriers, including American and US Airways, have established marketing relationships with other airlines and rail companies. American currently has marketing relationships with Air Berlin, Air Tahiti Nui, Alaska Airlines, British Airways, Cape Air, Cathay Pacific, Dragonair, EL AL, Etihad Airways, Fiji Airways, Finnair, Gulf Air, Hainan Airlines, Hawaiian Airlines, Iberia, Interjet, Japan Airlines, Jet Airways, Jetstar Group (includes Jetstar Airways and Jetstar Japan), Korean Air, LAN (includes LAN Airlines, LAN Argentina, LAN Colombia, LAN Ecuador and LAN Peru), Malaysia Airlines, Niki Airlines, Qantas Airways, Qatar Airways, Royal Jordanian, S7 Airlines, Seaborne Airlines, TAM Airlines and WestJet.

American is also a founding member of the oneworld alliance, which includes Air Berlin, British Airways, Cathay Pacific Airways, Finnair, Iberia, Japan Airlines, LAN Airlines, Malaysia Airlines, Qantas Airways, Qatar Airways, Royal Jordanian, S7 Airlines, SriLankan Airlines and TAM Airlines. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers’ frequent flyer programs and access to the carriers’ airport lounge facilities. Together, oneworld members and members-elect serve nearly 1,000 destinations with over 14,250 daily flights to 150 countries.

American is party to antitrust-immunized cooperation agreements with British Airways, Iberia, Finnair, Japan Airlines and Royal Jordanian. Over the last several years, American has also established joint business agreements (JBAs) with British Airways, Iberia, Japan Airlines, Qantas Airways and Finnair that enable the carriers to cooperate on flights between particular destinations and allow pooling and sharing of certain revenues and costs, enhanced frequent flyer program reciprocity and cooperation in other areas. American and its joint business partners received regulatory approval to enter into these JBAs.

On January 23, 2014, American and US Airways began offering enhanced connectivity of their respective networks through the implementation of a codeshare agreement between the two carriers. Through the codeshare, each airline started selling tickets operated by the other carrier using its own code and flight number, providing customers the ability to easily combine flights and seamlessly transfer bags when traveling on an itinerary that includes flights operated by both carriers.

US Airways was previously a member of the Star Alliance® and joined oneworld on March 31, 2014. As part of this transition, codeshare and frequent flyer reciprocity between US Airways and many members of the Star Alliance ended on March 30, 2014. Some of the largest airlines with whom relationships were phased out at that time included United Airlines, Lufthansa, Swiss, Brussels Airlines, and All Nippon Airways, while relationships with others have been, or are in the process of being, phased out. US Airways also entered the transatlantic joint business on March 31, 2014 and is now pooling and sharing certain revenues and costs and enjoying enhanced frequent flyer program reciprocity and coordinating in other areas with British Airways, Iberia and Finnair in the same manner as American Airlines. In 2014, US Airways also entered into codeshare cooperation with British Airways, Iberia, Finnair and AirBerlin and frequent flyer reciprocity with oneworld members.

Industry Regulation and Airport Access

General

Our airlines are subject to extensive domestic and international regulatory requirements. The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the U.S. Department of Transportation (DOT) and the Federal Aviation Administration (FAA) still exercise significant regulatory authority over air carriers. DOT maintains jurisdiction over the approval of domestic and international codeshare agreements, international route authorities, and consumer protection and competition matters, such as advertising, denied boarding compensation and baggage liability.

The FAA regulates flying operations, primarily in the areas of flight operations, maintenance, and other operational and safety areas. Pursuant to these regulations, our airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate. The programs provide for the ongoing maintenance of such aircraft, ranging from periodic routine inspections to major overhauls. FAA requirements cover, among other things, retirement and maintenance of older aircraft, safety measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, other environmental concerns, fuel tank inerting, crew scheduling and experience, and aircraft operations. We are also progressing toward the completion of numerous airworthiness directives, a number of which will require us to perform significant maintenance work and to incur additional expenses. Based on the current implementation schedule, we expect to be in full compliance with the applicable requirements within the required time periods. Our failure to timely comply with these requirements has in the past, and could in the future, result in fines and other enforcement actions by the FAA or other regulators. The FAA also operates the air traffic control (ATC) system in the United States.

Additionally, the FAA recently implemented rules on pilot flight and duty times and finalized rules on minimum requirements for all pilots operating commercial aircraft. Both rules have increased our costs and reduced staffing flexibility, particularly during irregular operations. We are also working with the FAA on integrating US Airways and American into a single operating certificate under the American operations specifications.

Airlines are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. Airlines collect the ticket tax, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not our operating expenses, they represent an additional cost to our customers. See “Industry Regulation and Airport Access – Security,” below for a discussion of passenger fees.

Most major U.S. airports impose a passenger facility charge (PFC). The ability of airports to increase this charge (and the ability of airlines to contest such increases) is restricted by federal legislation, DOT regulations and judicial decisions. With certain exceptions, air carriers pass these charges on to passengers. However, our ability to pass through the total amount of the PFC to our customers is subject to various factors, including market conditions and competitive factors. The current cap on the PFC is $4.50 per passenger, but the industry has faced repeated efforts in Congress to raise the cap to a higher level.

DOT consumer rules that took effect in 2010 require procedures for customer handling during long onboard delays, including additional reporting requirements for airlines, that have increased the cost of airline operations and reduced revenues. The DOT has been aggressively investigating alleged violations of these rules. In addition, the DOT finalized a second set of rules that further regulate airline interactions with passengers through the reservations process, at the airport and on board the aircraft. These rules require airlines to display all fares in an “all in” basis, with the price of the air travel and all taxes and government imposed fees rolled into the displayed fare. Enhanced disclosure of ancillary fees such as baggage fees is also required. Other rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international carriers. A third rulemaking that would further regulate consumer interaction with airlines is pending before DOT, with a final rule expected in 2015.

DOT has continued its efforts to further regulate airlines through increased data reporting requirements, expansion of the Air Carrier Access Act and greater oversight of the methods airlines use to describe and sell air transportation and other products and services. Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to our operation. In this environment, no assurance can be given that compliance with these new rules, anticipated rules or other forms of regulatory oversight from the Department of Justice (DOJ), the FAA or other regulatory bodies, will not have a material adverse effect on our business.

Among its regulatory responsibilities, DOT also enforces equal access to air transportation for disabled passengers. Over time, a number of carriers, including American and US Airways, have entered into consent orders with DOT over their handling of disabled passengers. DOT has been aggressive in prosecuting disability violations and seeks large penalties. We expect to see continued DOT emphasis in this area through both regulation and enforcement.

DOT and the Antitrust Division of the DOJ have jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements (CBAs). In addition, as a result of heightened levels of concern regarding data privacy, we are subject to an increasing number of domestic and foreign laws regarding the privacy and security of passenger and employee data.

International

International air transportation is subject to extensive government regulation. Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities, such as the European Union (EU), and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries we serve are periodically subject to renegotiation. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, Slots or other assets located abroad, or otherwise adversely affect our international operations. While the U.S. has worked to increase the number of countries with which open skies agreements are in effect, a number of important markets to us do not have open skies agreements, including China, Hong Kong and Mexico. In addition, at some foreign airports, an air carrier needs Slots and other facilities before the air carrier can introduce new service or increase existing service. The availability of Slots is not assured, and our inability to obtain and retain needed Slots and facilities could therefore inhibit our efforts to compete in certain international markets. See “Industry Regulation and Airport Access – Airport Access and Operations,” below and Part I, Item 1A. Risk Factors – “If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate Slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations” for additional information.

Security

The Aviation and Transportation Security Act (the Aviation Security Act) was enacted in November 2001. Under the Aviation Security Act, substantially all aspects of civil aviation security screening were federalized and a new Transportation Security Administration (TSA) under the DOT was created. The TSA was then transferred to the Department of Homeland Security pursuant to the Homeland Security Act of 2002. The Aviation Security Act, among other matters, mandates improved flight deck security; carriage of federal air marshals at no charge; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced security training; fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports pursuant to regulations issued in connection with the Aviation Security Act; and the provision of certain passenger data to the U.S. Customs and Border Protection Agency. Funding for the TSA is provided by a combination of air carrier fees, passenger fees and taxpayer monies. A “passenger security fee,” which is collected by air carriers from their passengers, was set at a rate of $2.50 per flight segment but not more than $10 per round trip. However, the Bipartisan Budget Act of 2013 and the Consolidated Appropriations Act of 2014 increased the passenger security fee to $5.60 per one-way trip effective on July 11, 2014 on qualifying air transportation sold. On December 19, 2014, H.R. 5462 was signed into law, which set the round trip passenger security fee at not more than $11.20 per round trip on qualifying air transportation sold. The TSA continues to refine its guidance on how to calculate the round trip fee. The TSA’s application of screening fees to one-way trips originating outside of the United States is currently being challenged by industry trade groups, the International Air Transport Association and Airlines for America, as outside the scope of the current legislation. In addition, an air carrier fee, or Aviation Security Infrastructure Fee (ASIF), was previously imposed with an annual cap equivalent to the amount that an individual air carrier paid in calendar year 2000 for the screening of passengers and property. The fee was repealed by federal legislation and the repeal went into effect on October 1, 2014.

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

Airport Access and Operations

Domestically, any U.S. airline authorized by the DOT is generally free to operate scheduled passenger service between any two points within the U.S. and its territories, with the exception of certain airports that require landing and take-off rights and authorizations and other facilities (Slots), and certain airports that impose geographic limitations on operations or curtail operations based on the time of day. Operations at four major domestic airports and certain foreign airports we serve are regulated by governmental entities through allocations of Slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each Slot represents the authorization to land at or take off from the particular airport during a specified time period. In addition to Slot restrictions, operations at LaGuardia Airport in New York City and Ronald Reagan Washington National Airport (DCA) are also limited based on the stage length of the flight.

In the U.S., the FAA currently regulates the allocation of Slots, Slot exemptions, operating authorizations, or similar capacity allocation mechanisms at DCA in Washington, D.C. and three New York City airports: Newark Liberty, John F. Kennedy International Airport (JFK) and LaGuardia. There is currently a Notice of Proposed Rulemaking open for public comment concerning the management and use of Slots at the three New York City airports. Our operations at DCA and those New York City airports generally require the allocation of Slots or analogous regulatory authorities. Similarly, our operations at Frankfurt, London Heathrow, Paris and other international airports outside the U.S. are regulated by local Slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines (WSG) and applicable local law. We currently have sufficient Slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. For example, we would like to serve Tokyo’s Haneda Airport but are unable to do so because of regulatory restrictions limiting the number of flights available. In addition, pursuant to the Merger clearance process in the EU, we were required to make available to other carriers certain Slots at London Heathrow. There is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies.

In connection with the settlement of litigation relating to the Merger brought by the DOJ and certain states, we entered into settlement agreements that provided for certain asset divestitures, including 52 Slot pairs at DCA, 17 Slot pairs at LaGuardia and gates and related ground facilities necessary to operate those Slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport (ORD), Dallas Love Field (DAL), Los Angeles International Airport and Miami International Airport. Our settlement agreements also require our airlines to maintain certain hub operations and continue to provide service to certain specified communities for limited periods of time. In addition, we entered into a related settlement with the DOT related to small community service from DCA. Further, as a consequence of the Merger clearance process in the EU, we made one pair of London Heathrow Slots available for use by another carrier and, along with our JBA partners, we made one pair of London Heathrow Slots available to competitors for use for up to six years in different markets.

Our ability to provide service can also be impaired at airports, such as Chicago O’Hare and Los Angeles International, where the airport gate and other facilities are inadequate to accommodate all of the service that we would like to provide.

The Wright Amendment Reform Act of 2006 (the Wright Amendment Reform Act) reduced, and has now eliminated, all domestic non-stop geographic restrictions on operations at DAL. Although we held two gates at DAL, we did not operate from there in 2014 or 2013 and instead, operated solely at DFW. An element of our settlement of the antitrust litigation brought by the U.S. Department of Justice and certain states relating to the Merger included our divestiture of the two gates we held at DAL. Service from DAL competes with our hub at DFW Airport.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain locales, including Boston, Washington D.C., Chicago, San Diego and San Francisco, among others, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of these operations. In some instances, these restrictions have caused curtailments in service or increases in operating costs, and these restrictions could limit the ability of our airline subsidiaries to expand their operations at the affected airports. Authorities at other airports may adopt similar noise regulations. We are continuing to see an increase in these issues throughout the country. See “Industry Regulation and Airport Access – Environmental Matters,” below.

Civil Reserve Air Fleet

We participate in the Civil Reserve Air Fleet (CRAF) program, which is a voluntary program administered by the U.S. Air Force Air Mobility Command. The General Services Administration of the U.S. Government requires that airlines participate in the CRAF program in order to receive U.S. Government business. We are reimbursed at compensatory rates if aircraft are activated under the CRAF program or when participating in Department of Defense business. If a substantial number of our aircraft are activated for operation under the CRAF program at a time of war or other national emergency, our business operations and financial condition may be adversely affected. In January 2014, the U.S. Air Force proposed a radical restructuring of the CRAF program to take effect in October 2015. We do not support the new proposals as they could adversely affect our business and, together with other industry participants, we are working with the U.S. Air Force to address our concerns.

Environmental Matters

The airline industry is subject to various laws and government regulations concerning environmental matters in the U.S. and other countries. U.S. federal laws that have a particular impact on our operations include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act (CAA), the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund Act). The U.S. Environmental Protection Agency (EPA) and other federal agencies have been authorized to promulgate regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental laws and regulations which are similar to or stricter than federal requirements.

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

Many aspects of our operations are subject to increasingly stringent environmental regulations and concerns about climate change and greenhouse gas (GHG) emissions. For example, the EU has established the Emissions Trading Scheme (ETS) to regulate GHG emissions in the EU. The EU adopted a directive in 2008 under which each EU member state is required to extend the ETS to aviation operations. This directive would have required us, beginning in 2012, to annually submit emission allowances in order to operate flights to and from airports in the European Economic Area (EEA), including flights between the U.S. and EU member states. However, in an effort to allow the International Civil Aviation Organization (ICAO) time to propose an alternate scheme to manage global aviation emissions, in April 2013 the EU suspended for one year the ETS’ application to flights entering and departing the EEA, limiting its application, for flights flown in 2012, to intra-EEA flights only. In October 2013, the ICAO Assembly adopted a resolution calling for the development through ICAO of a global, market-based scheme for aviation GHG emissions, to be finalized in 2016 and implemented in 2020. Subsequently, the EU has amended the EU ETS so that the monitoring, reporting and submission of allowances for aviation GHG emissions will continue to be limited to only intra-EEA flights through 2016, at which time the EU will evaluate the progress made by ICAO and determine what, if any, measures to take related to aviation GHG emissions from 2017 onwards. The U.S. enacted legislation in November 2012 which encourages the DOT to seek an international solution through ICAO and that will allow the U.S. Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. Ultimately, the scope and application of ETS or other emissions trading schemes to our operations, now or in the near future, remains uncertain.

Similarly, within the U.S., there is an increasing trend toward regulating GHG emissions directly under the CAA. In response to a 2012 ruling by the U.S. Court of Appeals District of Columbia Circuit requiring the EPA to make a final determination on whether aircraft GHG emissions cause or contribute to air pollution, which may reasonably be anticipated to endanger public health or welfare, the EPA announced in September 2014 that it is in the process of making a determination regarding aircraft GHG emissions and anticipates proposing an endangerment finding by May 2015. If the EPA makes a positive endangerment finding, the EPA is obligated under the CAA to set GHG emission standards for aircraft. Several states are also considering or have adopted initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional GHG cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing, and we cannot yet determine what the final regulatory programs or their impact will be in the U.S., the EU or in other areas in which we do business. Depending on the scope of such regulation, certain of our facilities and operations may be subject to additional operating and other permit requirements, potentially resulting in increased operating costs.

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

Future Regulatory Developments

Future regulatory developments and actions could affect operations and increase operating costs for the airline industry, including our airline subsidiaries. See Part I, Item 1A. Risk Factors – “If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate Slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations,” “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages” and “We are subject to many forms of environmental regulation and may incur substantial costs as a result” for additional information.

Employees and Labor Relations

The airline business is labor intensive. In 2014, salaries, wages and benefits were one of our largest expenses and represented approximately 25% of our operating expenses. The table below presents our approximate number of active full-time equivalent employees as of December 31, 2014.

	American	US Airways	Wholly-owned Regional Carriers	Total
Pilots	8,600	4,400	3,200	16,200
Flight attendants	15,900	7,700	1,800	25,400
Maintenance personnel	10,800	3,600	1,700	16,100
Fleet service personnel	8,600	6,200	2,500	17,300
Passenger service personnel	9,100	6,100	7,300	22,500
Administrative and other	8,600	4,800	2,400	15,800

Total	61,600	32,800	18,900	113,300

As of December 31, 2014, approximately 82% of AAG’s active employees were represented by various labor unions and covered by CBAs. Employees of American, US Airways and AAG’s regional subsidiaries are covered by labor agreements as set forth in the table below.

Union	Class or Craft	Employees (1)	Contract Amendable Date (2)
New American:
Allied Pilots Association (APA)	Pilots	12,700	12/31/2019
Association of Professional Flight Attendants (APFA)	Flight Attendants	23,600	12/13/2019
Airline Customer Service Employee Association – IBT and CWA	Passenger Service	15,200	(3)

American Mainline:
Transport Workers Union (TWU)	Mechanics and Related	9,500	9/12/2018
TWU	Fleet Service	8,400	9/12/2018
TWU	Stock Clerks	1,100	9/12/2018
TWU	Simulator Technicians	80	9/12/2018
TWU	Dispatchers	200	9/12/2018
TWU	Flight Crew Training Instructors	200	9/12/2018
TWU	Maintenance Control Technicians	100	9/12/2018

US Airways Mainline:
TWU	Flight Crew Training Instructors	100	(3)
TWU	Flight Simulator Engineers	60	(3)
TWU	Dispatchers	200	6/30/2015
International Association of Machinists & Aerospace Workers (IAM)	Mechanics, Stock Clerks and Related	3,500	7/18/2018
IAM	Maintenance Training Instructors	30	7/18/2018
IAM	Fleet Service	6,000	7/18/2018

Envoy:
Air Line Pilots Associations (ALPA)	Pilots	2,100	12/23/2024
Association of Flight Attendants-CWA (AFA)	Flight Attendants	1,200	7/1/2020
TWU	Ground School Instructors	10	1/1/2019
TWU	Mechanics and Related	1,200	12/31/2020
TWU	Fleet Service Clerks	2,400	1/1/2019
TWU	Dispatchers	100	1/1/2019

Piedmont:
ALPA	Pilots	300	9/19/2024
AFA	Flight Attendants	200	9/9/2019
International Brotherhood of Teamsters (IBT)	Mechanics	300	8/23/2012
IBT	Stock Clerks	30	4/18/2014
Communications Workers of America (CWA)	Fleet and Passenger Service	2,500	2/5/2017
IBT	Dispatchers	20	6/16/2014

PSA:
ALPA	Pilots	800	4/1/2023
AFA	Flight Attendants	400	4/30/2017
IAM	Mechanics	200	4/24/2016
TWU	Dispatchers	30	9/4/2014

(1)	Approximate number of active full-time equivalent employees covered by the contract as of December 31, 2014.

(2)	See discussion below regarding the process for combining mainline employee groups post-Merger.

(3)	Contracts are currently amendable.

Relations with such labor organizations are governed by the Railway Labor Act (RLA). Under the RLA, the National Mediation Board (NMB) is responsible for determining which union, if any, is designated to represent employees. In an airline merger, when different unions represent the employees at the merging carrier, a union may file an application with the NMB to represent the combined group of post-merger employees. The application is reviewed by the NMB, which considers whether the operations of the merging carriers have been sufficiently integrated to constitute a single transportation system. After the integration process is found to have created a single transportation system, the NMB then conducts an investigation to determine which union, if any, is to be the representative of the post-merger employees. That union then negotiates a joint collective bargaining agreement (JCBA) covering the combined group of post-merger employees.

When an RLA CBA becomes amendable, if either party to the agreement wishes to modify its terms, it must notify the other party in the manner prescribed under the RLA and as agreed by the parties. Under the RLA, the parties must meet for direct negotiations, and, if no agreement is reached, either party may request the NMB to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months and even for several years. If no agreement is reached in mediation, the NMB in its discretion may declare under the RLA at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to binding arbitration. If arbitration is rejected by either party, an initial 30-day “cooling off” period commences. Following the conclusion of that 30-day “cooling off” period, if no agreement has been reached, “self-help” (as described below) can begin unless a Presidential Emergency Board (PEB) is established. A PEB examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and (if no resolution is reached) is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period (unless an agreement is reached, a PEB is established, or action is taken by Congress), the labor organization may exercise “self-help,” such as a strike, and the airline may resort to its own “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.

On January 3, 2015, we reached a tentative agreement with the APA on a five-year JCBA, which was ratified on January 30, 2015. The new, higher pay rates were implemented retroactive to December 2, 2014. We estimate that the ratified contract will increase our 2015 cost of pilot compensation and benefits by approximately $650 million.

On December 18, 2014, we reached a JCBA with the APFA. On December 23, 2014, the APFA JCBA pay rates were increased by 4% due to a corporate wide initiative announced on that day. The new agreement did not require ratification and was effective immediately, with the wage increases under the JCBA becoming effective on January 1, 2015. We estimate that our total flight attendant costs in 2015 will be approximately $200 million higher as a result of this new agreement.

Prior to the Merger, the passenger service employees of mainline US Airways were represented by the Airline Employees Customer Service Association, CWA-IBT (CWA-IBT). The CBA covering those employees is now amendable. The CWA-IBT filed a single carrier application with the NMB covering both the US Airways and the American passenger service employees and, after an NMB election, was certified to represent the combined group. Negotiations for a JCBA are now underway.

Most of the other mainline American ground employees are represented by the TWU and covered by existing agreements that will not become amendable until 2018. The 11,000 US Airways mechanics, fleet service agents and stores employees are covered by IAM agreements that also become amendable in 2018. In August 2014, the TWU and the IAM together filed single transportation system applications to jointly represent the combined groups of mainline US Airways and mainline American mechanics, fleet service and stores employees. With respect to the mainline American and the mainline US Airways dispatchers, flight simulator engineers and flight crew training instructors, all of whom are now represented by the TWU, a rival organization, the National Association of Airline Professionals (NAAP), filed single carrier applications seeking to represent those employees. The NMB will have to determine that a single transportation system exists and will certify a post-merger representative of the combined employee groups before the process for negotiating new JCBAs can begin.

The Merger had no impact on the CBAs that cover the employees of our wholly-owned subsidiary airlines which are not being merged (Envoy, Piedmont and PSA). For those employees, the RLA provides that CBAs do not expire, but instead become amendable as of a stated date.

In 2014, Envoy pilots ratified a new 10 year collective bargaining agreement, Piedmont pilots ratified a new 10 year collective bargaining agreement and Piedmont flight attendants ratified a new five-year collective bargaining agreement.

With the exception of the passenger service employees who are now engaged in traditional RLA negotiations that are expected to result in a JCBA and the US Airways flight simulator engineers and flight crew training instructors, other union-represented American mainline employees are covered by agreements that are not currently amendable. Until those agreements become amendable, negotiations for JCBAs will be conducted outside the traditional RLA bargaining process described above, and, in the meantime, no self-help will be permissible. The Piedmont mechanics and stock clerks and the PSA and Piedmont dispatchers also have agreements that are now amendable and are engaged in traditional RLA negotiations.

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

For more discussion, see Part I, Item 1A. Risk Factors – “Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.”

Aircraft Fuel

Our operations and financial results are significantly affected by the availability and price of jet fuel. Based on our 2015 forecasted mainline and regional fuel consumption, we estimate that, as of December 31, 2014, a one cent per gallon increase in aviation fuel price would increase our 2015 annual fuel expense by $43 million.

The following table shows annual aircraft fuel consumption and costs, including taxes, for our mainline operations for 2012 through 2014 (gallons and aircraft fuel expense in millions).

Year	Gallons	Average Price per Gallon	Aircraft Fuel Expense	Percent of Total Mainline Operating Expenses
2014	3,644	$2.91	$10,592	33.2%
2013 (a)	3,608	3.08	11,109	35.4
2012 (a)	3,512	3.19	11,194	35.8

(a)	Represents “combined” financial data, which includes the financial results of American and US Airways Group each on a standalone basis.

Total combined fuel expenses for our wholly-owned and third-party regional carriers operating under capacity purchase agreements of American and US Airways Group, each on a standalone basis, were $2.0 billion, $2.1 billion and $2.1 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

In order to provide a measure of control over price and supply, we trade and ship fuel and maintain fuel storage facilities to support our flight operations.

During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. We have not entered into any transactions to hedge our fuel consumption since December 9, 2013 and, accordingly, as of December 31, 2014, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Fuel prices have fluctuated substantially over the past several years. We cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future. See Part I, Item 1A. Risk Factors – “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

Insurance

We maintain insurance of the types that we believe are customary in the airline industry, including insurance for public liability, passenger liability, property damage, and all-risk coverage for damage to our aircraft. Principal coverage includes liability for injury to members of the public, including passengers, damage to property of AAG, its subsidiaries and others, and loss of or damage to flight equipment, whether on the ground or in flight. We also maintain other types of insurance such as workers’ compensation and employer’s liability, with limits and deductibles that we believe are standard within the industry.

In addition, insurers significantly increased the premiums for aviation insurance in general following September 11, 2001. While the price of commercial insurance has declined since the period immediately after the terrorist attacks of September 11, 2001, if commercial insurance carriers further reduce the amount of insurance coverage available to us or significantly increase its cost, we would be materially adversely affected. See Part I, Item 1A. Risk Factors – “Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.”

Customer Service

During 2014, we worked to enhance our customers’ experience by continuing our fleet renewal program, under which we expect to achieve one of the most modern and fuel-efficient fleets in the industry. During 2014, we took delivery of 82 mainline aircraft and retired 69 older legacy mainline aircraft. Additionally, in the fourth quarter of 2014, we announced $2.0 billion in planned customer improvements, including new seats from nose to tail on several aircraft types and fully lie-flat seats on our long-haul international fleet; satellite-based internet access providing connectivity for international flights; a refreshed and modern design for Admirals Club lounges worldwide; onboard power on new aircraft; and improved and updated kiosks to expedite airport check-in.

Most importantly, we are committed to consistently delivering safe, reliable, and convenient service to our customers in every aspect of our operation. Our 2014 operating performance was negatively impacted in part by severe weather conditions at our hubs as well as the September 2014 fire at the FAA’s Chicago Air Route Traffic Control Center, which caused significant flight delays and cancellations. We reported the following combined operating statistics to the DOT for mainline operations for the years ended December 31, 2014 and 2013:

	December 31,		Better (Worse)
	2014	2013 (a)
On-time performance (b)	77.9	79.3	(1.4	)pts
Completion factor (c)	98.4	98.5	(0.1	)pts
Mishandled baggage (d)	3.85	2.80	(37.5)%
Customer complaints (e)	2.12	1.76	(20.5)%

(a)	Represents the combined historical operating statistics for American and US Airways.

(b)	Percentage of reported flight operations arriving on time as defined by the DOT.

(c)	Percentage of scheduled flight operations completed.

(d)	Rate of mishandled baggage reports per 1,000 passengers.

(e)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

Frequent Flyer Programs

American and US Airways currently run two frequent flyer programs, AAdvantage® and Dividend Miles, respectively, which were established to develop passenger loyalty by offering awards to travelers for their continued patronage. We believe that these programs are one of our competitive strengths. The AAdvantage and Dividend Miles programs benefit from a growing base of members with desirable demographics who have demonstrated a strong willingness to collect AAdvantage and Dividend Miles over other loyalty program incentives and are generally disposed to adjusting their purchasing behavior in order to earn additional miles. AAdvantage and Dividend Miles members earn mileage credits by flying on American, US Airways, the American Eagle and US Airways Express carriers, the third-party regional carriers and other participating airlines or by using services of other participants in these programs. Mileage credits can be redeemed for free or upgraded travel on American, US Airways, the American Eagle carriers or other participating airlines, or for other awards. Once a member accrues sufficient mileage for an award, the member may book award travel. Most travel awards are subject to capacity-controlled seating. A member’s mileage credit does not expire as long as that member has any type of qualifying activity at least once every 18 months.

American and US Airways sell mileage credits and related services to other participants in the AAdvantage and Dividend Miles programs. There are over 1,000 program participants, including leading credit card issuers (Citibank and BarclaycardUS), hotels, car rental companies and other products and services companies. We believe that program participants benefit from the sustained purchasing behavior of their members, which translates into incremental and recurring streams of revenues for us. Under our agreements with AAdvantage members and program participants, we reserve the right to change the AAdvantage program at any time without notice, and may end the program with six months’ notice. We also reserve the right to terminate the Dividend Miles program or portions of the program at any time. Program rules, partners, special offers, awards and requisite mileage levels for awards are subject to change. As of December 31, 2014, AAdvantage and Dividend Miles had approximately 809.0 billion outstanding award miles. During 2014, AAdvantage and Dividend Miles issued approximately 287.1 billion miles, of which approximately 61% were sold to program participants. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies and Estimates” for more information on AAdvantage and Dividend Miles.

We and other participating airline partners limit the number of seats per flight that are available for redemption by award recipients by using various inventory management techniques. We charge various fees for issuing awards dependent upon destination and booking method and for issuing awards within 21 days of the travel date.

Effective January 7, 2014, AAdvantage and Dividend Miles members can earn and redeem miles when traveling across either airline’s network. All travel on eligible tickets on both airlines will count toward qualification for elite status in the customer’s program of choice. Elite members of each airline can enjoy select reciprocal benefits of both the AAdvantage and Dividend Miles programs, including First and Business Class check-in, priority security and priority boarding, complimentary access to Preferred Seats, priority baggage delivery, and checked bags at no charge, consistent with the current baggage policies for each carrier.

We plan to complete integration of the Dividend Miles program into American’s AAdvantage program in the second quarter of 2015, creating one of the largest airline loyalty programs in the world.

Ticket Distribution

Passengers can book tickets for travel on American or US Airways through several distribution channels including their direct websites (www.aa.com and www.usairways.com), our reservations centers and third-party distribution channels, including those provided by or through global distribution systems (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (e.g., Expedia, Orbitz and Travelocity). To remain competitive, we will need to successfully manage our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. For more discussion, see Part I, Item 1A. Risk Factors – “We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.”

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

Unaudited quarterly financial data for the two-year period ended December 31, 2014 is included in Note 20 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 17 to American’s Consolidated Financial Statements in Part II, Item 8B.

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

AAG has made and expects to make public disclosures of certain information regarding AAG and its subsidiaries to investors and the general public by means of social media sites, including, but not limited to, Facebook and Twitter and a website maintained by us to provide information regarding AAG’s reorganization pursuant to the Plan. Investors are encouraged to (i) join American’s circle (@AmericanAir) on Twitter, (ii) “like” American (www.facebook.com/AmericanAirlines) on its Facebook page, (iii) follow American (www.google.com/+americanairlines) on Google+; (iv) follow American (www.instagram.com/americanair) on Instagram; (v) follow American (www.linkedin.com/company/american-airlines) on LinkedIn; (vi) subscribe to American (www.youtube.com/user/americanairlines) on YouTube; and (vii) visit www.amrcaseinfo.com for updated information regarding the Plan. Neither AAG nor American incorporates the contents of its social media posts or websites into this Annual Report on Form 10-K.

GLOSSARY OF TERMS

“2011 Plan” means the US Airways Group 2011 Incentive Award Plan.

“2013 Citicorp Credit Facility” means the $1.6 billion term loan facility provided for by the loan agreement, as amended, entered into May 23, 2013 among US Airways, certain affiliates of US Airways and certain lenders.

“2013 Credit Agreement” means the Credit and Guaranty Agreement entered into on June 27, 2013 among American, AAG and certain lenders, as amended.

“2013 Credit Facilities” means the 2013 Revolving Facility and 2013 Term Loan Facility provided for by the 2013 Credit Agreement.

“2013 Plan” means AAG 2013 Incentive Award Plan.

“2013 Revolving Facility” means the $1.4 billion revolving credit facility provided for by the 2013 Credit Agreement.

“2013 Term Loan Facility” means the $1.9 billion term loan facility provided for under the 2013 Credit Agreement.

“2014 Credit Agreement” means the Credit and Guaranty Agreement entered into on October 10, 2014 among AAG, American, US Airways Group, US Airways and certain lenders.

“2014 Credit Facilities” means the 2014 Revolving Facility and the 2014 Term Loan Facility provided for by the 2014 Credit Agreement.

“2014 EETC Aircraft” means the 17 aircraft owned by American for which certain financing activities, including the issuance of $957 million aggregate face amount of Series 2014-1 Class A and Class B EETCs, were undertaken in September 2014.

“2014 Revolving Facility” means the $400 million revolving credit facility provided for by the 2014 Credit Agreement.

“2014 Term Loan Facility” means the $750 million term loan facility provided for by the 2014 Credit Agreement.

“5.50% senior notes” means the 5.50% Senior Notes due 2019.

“6.125% senior notes” means the 6.125% Senior Notes due 2018.

“AAdvantage” means the AAdvantage® frequent flyer program.

“AAdvantage Loan” means the arrangement made in 2009 under which Citibank loaned American $1.0 billion that could be repaid either in AAdvantage miles under American’s AAdvantage program or in cash.

“AAG” means American Airlines Group Inc. (formerly named AMR Corporation).

“AAG Common Stock” means AAG’s common stock, par value $0.01 per share.

“AAG Series A Preferred Stock” means AAG’s Series A Convertible Preferred Stock, with a stated value $25.00 per share, and issued in accordance with the Plan.

“ABA” means American Beacon Advisors, Inc.

“ABO” means accumulated benefit obligation.

“AFA” means Association of Flight Attendants-CWA.

“Air Wisconsin” means Air Wisconsin Airlines Corporation.

“ALPA” means Air Line Pilots Association.

“American” means American Airlines, Inc.

“American Eagle” means American Eagle Airlines, Inc.

“AMR” means AMR Corporation and is used to reference AAG prior to December 9, 2013.

“AMT” means alternative minimum tax.

“ANCA” means Airport Noise and Capacity Act of 1990.

“APA” means Allied Pilots Association.

“APBO” means accumulated postretirement benefit obligation.

“APFA” means Association of Professional Flight Attendants.

“ASC” means the FASB Accounting Standards Codification.

“ASIF” means Aviation Security Infrastructure Fee.

“ASM” means available seat mile and is a basic measure of production. One ASM represents one seat flown one mile.

“ASU” means Accounting Standards Update.

“ATC” means air traffic control.

“Average stage length” means the average of the distances flown on each segment of every route.

“Aviation Act” means subtitle VII of Title 49 of the United States Code, as amended.

“Aviation Security Act” means the Aviation and Transportation Security Act enacted in November 2001.

“Bankruptcy Code” means Chapter 11 of the United States Bankruptcy Code.

“Bankruptcy Court” means the United States Bankruptcy Court for the Southern District of New York.

“Block hours” means the hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

“Bylaws” means AAG’s Amended and Restated Bylaws.

“CAA” means the Clean Air Act.

“CASM” means operating cost per available seat mile and is equal to operating expenses divided by ASMs.

“CBAs” means collective bargaining agreements.

“CERCLA” or the “Superfund Act” means Comprehensive Environmental Response, Compensation and Liability Act.

“Certificate of Incorporation” means AAG’s Restated Certificate of Incorporation.

“Chapter 11 Cases” means the voluntary petitions for relief filed on November 29, 2011 by the Debtors.

“Chautauqua” means Chautauqua Airlines, Inc.

“Code” means the Internal Revenue Code of 1986, as amended.

“Company” means AAG and its consolidated subsidiaries.

“Confirmation Order” means the confirmation order entered by the Bankruptcy Court October 21, 2013 in connection with the Chapter 11 Cases.

“COSO” means the Committee of Sponsoring Organizations of the Treadway Commission.

“CRAF” means U.S. Civil Reserve Air Fleet.

“CRSUs” means cash-settled restricted stock unit awards.

“CSARs” means cash-settled stock appreciation rights.

“CWA” means Communications Workers of America.

“CWA-IBT” means the Airline Employees Customer Service Association, CWA-IBT.

“DAL” means Dallas Love Field Airport.

“DCA” means Ronald Reagan Washington National Airport.

“Debtor” means AMR Corporation.

“Debtors” means American, and certain of AMR’s other direct and indirect domestic subsidiaries.

“DFW” means Dallas/Fort Worth International Airport.

“Disputed Claims Reserve” means shares of AAG Common Stock held in reserve for payment to holders of disputed claims at the Effective Date.

“Dividend Miles” means the Dividend Miles® frequent flyer program.

“DOJ” means the U.S. Department of Justice.

“Double-Dip Unsecured Claims” means claims of all creditors holding general unsecured claims against American that are guaranteed by AAG and general unsecured claims against AAG that are guaranteed by American.

“DOT” means the U.S. Department of Transportation.

“EEA” means European Economic Area.

“EETC” means enhanced equipment trust certificate.

“Effective Date” means December 9, 2013.

“Envoy” means Envoy Aviation Group Inc., formerly known as AMR Eagle Holding Corporation.

“EPA” means the U.S. Environmental Protection Agency.

“ERISA” means the Employee Retirement Income Security Act of 1974, as amended.

“Ethics Standards” means AAG’s and American’s Standards of Business Conduct.

“ETS” means EU emissions trading scheme.

“EU” means European Union.

“Exchange Act” means Securities Exchange Act of 1934, as amended.

“ExpressJet” means ExpressJet, Inc.

“FAA” means Federal Aviation Administration.

“FASB” means the Financial Accounting Standards Board.

“GAAP” means Generally Accepted Accounting Principles in the U.S.

“GDS” means global distribution systems.

“GHG” means greenhouse gas.

“IAM” means International Association of Machinists & Aerospace Workers.

“IASB” means the International Accounting Standards Board.

“IBT” means International Brotherhood of Teamsters.

“ICAO” means International Civil Aviation Organization.

“IFRS” means the International Financial Reporting Standards.

“Internal Revenue Code” means the Internal Revenue Code of 1986, as amended.

“JBAs” means joint business agreements.

“JCBA” means joint collective bargaining agreement.

“JFK” means John F. Kennedy International Airport.

“LIBOR” means the London interbank offered rate for deposits of U.S. dollars.

“London Heathrow” means London Heathrow Airport.

“Mainline” means the operations of American and US Airways, as applicable, and excludes regional operations.

“Merger” means the merger of Merger Sub with and into US Airways Group in accordance with the Merger Agreement.

“Merger Agreement” means Agreement and Plan of Merger dated as of February 13, 2013, as amended.

“Merger Sub” means AMR Merger Sub, Inc.

“Mesa” means Mesa Airlines, Inc.

“NAAP” means the National Association of Airline Professionals.

“NASDAQ” means NASDAQ Global Select Market.

“NMB” means National Mediation Board.

“NOL” means net operating loss.

“NOL Carryforwards” means a deduction in any taxable year for net operating losses carried over from prior taxable years.

“OCI” means other comprehensive income.

“OPEB” means post-employee benefits (other than pension).

“ORD” means Chicago O’Hare International Airport.

“OTA” means online travel agent.

“Passenger enplanements” means the number of passengers on board an aircraft, including local, connecting and through passengers.

“Passenger load factor” means the percentage of available seats that are filled with revenue passengers.

“PBO” means projected benefit obligation.

“PEB” means Presidential Emergency Board.

“Petition Date” means November 29, 2011, and is the date on which the Debtors filed voluntary petitions for relief in the Chapter 11 Cases.

“PFC” means passenger facility charge.

“Piedmont” means Piedmont Airlines, Inc.

“Plan” means the Debtors’ fourth amended joint plan of reorganization.

“PRASM” means passenger revenue per available seat mile and is equal to passenger revenues divided by ASMs.

“Proxy Statement” means American Airlines Group Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders of American Airlines Group Inc.

“PRP” means potentially responsible party.

“PSA” means PSA Airlines, Inc.

“RASM” means the total revenue per available seat mile and is equal to the total revenues divided by total mainline and third-party regional carrier ASMs.

“Republic” means Republic Airline, Inc.

“RLA” means Railway Labor Act.

“RPM” means revenue passenger mile and is a basic measure of sales volume. One RPM represents one passenger flown one mile.

“RSUs” means restricted stock units.

“S&P” means Standard and Poor’s Financial Services, LLC.

“Sabre” means Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited.

“SARs” means stock-settled stock appreciation rights.

“SEC” means Securities and Exchange Commission.

“Second Circuit” means the United States Court of Appeals for the Second Circuit.

“Section 382” means Section 382 of the Internal Revenue Code.

“Securities Act” means Securities Act of 1933, as amended.

“Senior Secured Notes” means 7.50% Senior Secured Notes due 2016.

“Single-Dip Equity Obligations” means obligations owed to holders of Single-Dip Unsecured Claims.

“SkyWest” means SkyWest Airlines, Inc.

“Slots” means landing and take-off rights and authorizations and other facilities.

“Stabilization Act” means Air Transportation Safety and System Stabilization Act.

“Standards of Business Conduct” means AAG’s code of ethics.

“Tranche B-1” means $1.0 billion of tranche B-1 term loans that are part of the 2013 Citicorp Credit Facility.

“Tranche B-2” means $600 million of tranche B-2 term loans that are part of the 2013 Citicorp Credit Facility.

“TSA” means Transportation Security Administration.

“TWU” means Transport Workers Union.

“US Airways” means US Airways, Inc.

“US Airways Express” means the trade name under which AAG offers certain regional flights under arrangements with certain of its subsidiaries and other third-party regional carriers.

“US Airways Group” means US Airways Group, Inc. and its consolidated subsidiaries.

“US Airways Group Code” means US Airways Group Code of Business Conduct and Ethics.

“US Airways Group Common Stock” means US Airways Group common stock, par value $0.01 per share.

“Wright Amendment Reform Act” means Wright Amendment Reform Act of 2006.

“WSG” means International Air Transport Association’s Worldwide Scheduling Guidelines.

“Yield” means a measure of airline revenue derived by dividing passenger revenue by RPMs.

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

For a number of reasons, including those addressed in these risk factors, we might fail to maintain profitability and might experience significant losses. In particular, the condition of the economy, the level and volatility of fuel prices, the state of travel demand and intense competition in the airline industry have had and will continue to have an impact on our operating results, and may increase the risk that we will experience losses.

Downturns in economic conditions adversely affect our business.

Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may have in the future, a strong negative effect on our revenues. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on our revenues. See “The airline industry is intensely competitive and dynamic” below. Certain labor agreements to which we are a party limit our ability to reduce the number of aircraft in operation, and the utilization of such aircraft, below certain levels. As a result, we may not be able to optimize the number of aircraft in operation in response to a decrease in passenger demand for air travel.

Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years and prices continued to be volatile in 2014.

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

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. We have not entered into any transactions to hedge our fuel consumption since December 9, 2013 and, accordingly, as of December 31, 2014, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

There can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts. To the extent we use derivative contracts that have the potential to create an obligation to pay upon settlement if prices decline significantly, such derivative contracts may limit our ability to benefit from lower fuel costs in the future. Also, a rapid decline in the projected price of fuel at a time when we have fuel hedging contracts in place could adversely impact our short-term liquidity, because hedge counterparties could require that we post collateral in the form of cash or letters of credit. See also the discussion in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “AAG Market Risk Sensitive Instruments and Positions – Aircraft Fuel” and “American Airlines Market Risk Sensitive Instruments and Positions – Aircraft Fuel.”

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

Low-cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines. Some low-cost carriers, which have cost structures lower than ours, have better recent financial performance and have announced growth strategies including commitments to acquire significant numbers of aircraft for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our overall performance. For example, as a result of divestitures completed in connection with gaining regulatory approval for the Merger, low-fare, low-cost carriers have gained additional access in a number of markets, including DCA, a Slot-controlled airport. In addition, the Wright Amendment Reform Act reduced, and has now eliminated all, domestic non-stop geographic restrictions on operations by Southwest Airlines and other carriers at DAL. The two gates at DAL that we divested as part of our settlement of antitrust litigation related to the Merger have been allocated to Virgin America, a low-cost carrier. The changed operating rules at DAL and that divestiture have increased low-cost carrier competition for our hub at DFW. The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.

Our presence in international markets is not as extensive as that of some of our competitors. We derived approximately 33% of our operating revenues in 2014 from operations outside of the U.S., as measured and reported to the DOT. In providing international air transportation, we compete with U.S. airlines to provide scheduled passenger and cargo service between the U.S. and various overseas locations, foreign investor-owned airlines, and foreign state-owned or state-affiliated airlines, including carriers based in the Middle East, the three largest of which we believe benefit from significant government subsidies. In addition, open skies agreements with an increasing number of countries around the world provide international airlines with open access to U.S. markets. During 2014, international capacity grew more quickly than domestic service creating a very competitive operating environment. See “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages” below.

Certain airline alliances have been, or may in the future be, granted immunity from antitrust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered. Our ability to attract and retain customers is dependent upon, among other things, our ability to offer our customers convenient access to desired markets. Our business could be adversely affected if we are unable to maintain or obtain alliance and marketing relationships with other air carriers in desired markets.

We have implemented a joint business agreement (JBA) with British Airways, Iberia and Finnair, and antitrust-immunized cooperation with British Airways, Iberia, Finnair and Royal Jordanian. In addition, we have implemented an antitrust-immunized JBA with Japan Airlines and a JBA with Qantas Airways. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented.

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

•

the effects of divestitures and other operational commitments in connection with the settlement of the litigation brought by the Department of Justice (DOJ) and certain states prior to the closing of the Merger, including those involving DAL and DCA;

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

We have submitted to the FAA a transition plan for merging the day-to-day operations of American and US Airways under a single operating certificate. The issuance of a single operating certificate will occur when the FAA agrees that we have achieved a level of integration that can be safely managed under one certificate. While we currently believe that such approval can be obtained in 2015, the actual time required and cost incurred to receive this approval cannot be predicted. Any delay in the grant of such approval or increase in costs beyond those presently expected could have a material adverse effect on the completion date of our integration plan and receipt of the benefits expected from that plan.

See “We face challenges in integrating our computer, communications and other technology systems” below.

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

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns, industry conditions and catastrophic external events;

•	limit our ability to respond to business opportunities and to withstand operating risks that are customary in the industry; and

•	contain restrictive covenants that could:

•	limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends;

•

significantly constrain our ability to respond, or respond quickly, to unexpected disruptions in our own operations, the U.S. or global economies, or the businesses in which we operate, or to take advantage of opportunities that would improve our business, operations, or competitive position versus other airlines;

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and

•	result in an event of default under our indebtedness.

We will need to obtain sufficient financing or other capital to operate successfully.

Our business plan contemplates significant investments in modernizing our fleet and integrating the American and US Airways businesses. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of December 31, 2014, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2015-2019 would be approximately $22.6 billion, of which $19.5 billion represents commitments by American. We also currently anticipate cash transition costs to integrate our businesses following the Merger to be approximately $1.2 billion, although these costs could exceed our expectations. Accordingly, we will need substantial financing or other capital resources. In addition, as of the date of this report, we had not secured financing commitments for some of the aircraft that we have on order, and we cannot be assured of the availability or cost of that financing. In particular, as of December 31, 2014, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 83 Airbus A320 family aircraft, 10 Airbus A320neo aircraft, six Airbus A350 XWB aircraft, 13 Boeing 737 family aircraft, three 737 MAX aircraft, four Boeing 777-300 ER aircraft, and 35 Boeing 787 family aircraft. In addition, we did not have financing commitments in place for aircraft currently on order and scheduled to be delivered in 2018 and beyond. The number of aircraft for which we do not have financing may change as we exercise purchase options or otherwise change our purchase and delivery schedules. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may only be available on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

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

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general economic conditions, general interest rates, rates set by the Federal Reserve and other central banks, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure with respect to our 2013 Credit Facilities, the 2013 Citicorp Credit Facility, the 2014 Credit Facility and other of our floating rate debt, and accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “AAG Market Risk Sensitive Instruments and Positions – Interest” and “American Airlines Market Risk Sensitive Instruments and Positions – Interest.”

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

A number of factors render our historical consolidated financial information not directly comparable to our financial information for prior or future periods, including:

•	because the Merger was completed on December 9, 2013, AAG’s 2013 consolidated results of operations include the results of US Airways Group and its subsidiaries for only 23 days of 2013;

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

Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB). For the dates that the CBAs with our major work groups become amendable under the RLA, see Part I, Item 1. Business – “Employees and Labor Relations.”

In the case of a CBA that is amendable under the RLA, if no agreement is reached during direct negotiations between the parties, either party may request that the NMB appoint a federal mediator. The RLA prescribes no timetable for the direct negotiation and mediation processes, and it is not unusual for those processes to last for many months or even several years. If no agreement is reached in mediation, the NMB in its discretion may declare that an impasse exists and proffer binding arbitration to the parties. Either party may decline to submit to arbitration, and if arbitration is rejected by either party, a 30-day “cooling off” period commences. During or after that period, a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another 30-day “cooling off” period. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, which could materially adversely affect our business, results of operations and financial condition.

None of the unions representing our employees presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. See Part I, Item 1. Business – “Employees and Labor Relations.”

The inability to maintain labor costs at competitive levels would harm our financial performance.

Currently, we believe our labor costs are competitive relative to the other large network carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current or future labor negotiations. As of December 31, 2014, approximately 82% of our employees were represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. Unions may also bring court actions and may seek to compel us to engage in bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create material additional costs that we did not anticipate.

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

Ongoing data security compliance requirements could increase our costs, and any significant data breach could disrupt our operations and harm our reputation, business, results of operations and financial condition.

Our business requires the appropriate and secure utilization of customer, employee, business partner and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyber-attacks or cyber intrusions over the Internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the EU), including requirements for varying levels of customer notification in the event of a data breach.

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

A significant data security breach or our failure to comply with applicable U.S. or foreign data security regulations or other data security standards may expose us to litigation, claims for contract breach, fines, sanctions or other penalties, which could disrupt our operations, harm our reputation and materially and adversely affect our business, results of operations and financial condition. Failure to address these issues appropriately could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.

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

In addition, operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of Slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each Slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the FAA currently regulates the allocation of Slot or Slot exemptions at DCA and three New York City airports: Newark Liberty, JFK and LaGuardia. Our operations at these airports generally require the allocation of Slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London Heathrow, Paris and other airports outside the U.S. are regulated by local Slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. We cannot provide any assurance that regulatory changes regarding the allocation of Slots or similar regulatory authority will not have a material adverse impact on our operations.

In connection with the settlement of litigation relating to the Merger brought by the DOJ and certain states, we entered into settlement agreements that provide for certain asset divestitures including 52 slot pairs at DCA, 17 Slot pairs at LaGuardia and gates and related ground facilities necessary to operate those Slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, DAL, Los Angeles International Airport and Miami International Airport. Our settlement agreements also require our airlines to maintain certain hub operations and continue to provide service to certain specified communities for limited periods of time. In addition, we entered into a related settlement with the U.S. Department of Transportation (DOT) related to small community service from DCA. Further, as a consequence of the Merger clearance process in the EU, we made one pair of London Heathrow Slots available for use by another carrier and, along with our JBA partners, we made one pair of London Heathrow Slots available to competitors for use for up to six years in different markets.

Our ability to provide service can also be impaired at airports, such as Chicago O’Hare and Los Angeles International, where the airport gate and other facilities are inadequate to accommodate all of the service that we would like to provide.

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

We rely on third-party distribution channels, including those provided by or through global distribution systems (GDSs) (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (OTAs) (e.g., Expedia and Orbitz and Travelocity, both of which will be owned by Expedia if previously announced transactions are completed), to distribute a significant portion of our airline tickets, and we expect in the future to continue to rely on these channels and hope to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. These imperatives may affect our relationships with GDSs and OTAs, including as consolidation of OTAs continues or is proposed to continue. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.

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

DOT consumer rules that took effect in 2010 require procedures for customer handling during long onboard delays, further regulate airline interactions with passengers through the reservations process, at the airport, and onboard the aircraft, and require new disclosures concerning airline fares and ancillary fees such as baggage fees. The DOT has been aggressively investigating alleged violations of these new rules. Other DOT rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international airlines.

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

Any significant reduction in air traffic capacity at key airports in the U.S. or overseas could have a material adverse effect on our business, results of operations and financial condition. In addition, the ATC system is not successfully managing the growing demand for U.S. air travel. ATC towers are frequently understaffed in certain of our hubs, and air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. The ATC system’s inability to handle existing travel demand has led government agencies to implement short-term capacity constraints during peak travel periods in certain markets, resulting in delays and disruptions of air traffic. The outdated technologies also cause the ATC to be less resilient in the event of a failure. For example, the ATC systems in Chicago took weeks to recover following a fire in the ATC tower at ORD, which resulted in thousands of cancelled flights.

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

The ability of U.S. airlines to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time and appropriate Slots or facilities may not be made available. We currently operate a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures, JBAs, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU, including London Heathrow. As a result of the agreement, we face increased competition in these markets, including London Heathrow.

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

We have recently implemented several measures designed to increase revenue and offset costs. These measures include charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure you that these measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline. Also, any new and increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.

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

Acts of terrorism or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats, attacks and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks of September 11, 2001 and any other such measures that may be introduced in the future generate higher operating costs for airlines. The Aviation and Transportation Security Act mandated improved flight deck security, deployment of federal air marshals on board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to the U.S. Customs and Border Protection Agency and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue.

We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.

We operate a global business with operations outside of the U.S. from which AAG derived approximately 33% of its operating revenues in 2014, as measured and reported to the DOT. Our current international activities and prospects have been and in the future could be adversely affected by reversals or delays in the opening of foreign markets, increased competition in international markets, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations, which are more likely in countries with exchange controls such as Venezuela and Argentina), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or Slots.

In particular, fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency. For example, the business environment in Venezuela has been challenging, with economic uncertainty fueled by currency devaluation, high inflation and governmental restrictions, including currency exchange and payment controls, price controls and the possibility of expropriation of property or other resources. As of December 31, 2014, approximately $656 million of our unrestricted cash and short-term investment balance was held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars and approximately $35 million valued at 12.0 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system. Our cash balance held in Venezuelan bolivars decreased $54 million from the December 31, 2013 balance of $710 million primarily due to $88 million in cash repatriations and $30 million in foreign currency losses as described below, partially offset by additional cash proceeds from ticket sales in early 2014. In the second and third quarters of 2014, we repatriated $65 million including $31 million valued at 6.3 bolivars to the dollar and $34 million valued at 10.6 bolivars to the dollar. In the fourth quarter of 2014, we incurred an $11 million foreign currency loss related to the receipt of $23 million at a rate of 6.3 bolivars to the dollar for one of our 2012 repatriation requests originally valued at a rate of 4.3 bolivars to the dollar. Accordingly, we revalued our remaining pending 2012 repatriation requests from 4.3 to 6.3 bolivars to the dollar resulting in additional foreign currency losses of $19 million. In total, we recognized a $30 million special charge for these foreign currency losses in the fourth quarter of 2014.

During 2014, we significantly reduced capacity in the Venezuelan market and we are no longer accepting bolivars as payment for airline tickets. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of our funds still held in local currency. However, economic conditions in Venezuela continue to deteriorate with a related adverse effect on the ability of the Venezuelan government to satisfy repatriation requests on a timely basis, or at all. In mid-February 2015, the Venezuelan government announced new foreign exchange regulations, creating three new additional markets, as well as a new exchange rate to be utilized in those markets. The new exchange rate for transactions effected on those markets was to commence at 52 bolivars to the dollar, however, the rate is intended to fluctuate based on supply and demand and was approximately 172 bolivars to the dollar as of February 23, 2015 as reported by the Venezuelan Central Bank. Although the new regulations do not abolish the prior exchange rates at which we are valuing our bolivar balances, it is still uncertain what impact these new regulations will have on the foreign exchange environment or whether the Venezuelan government will announce further changes to the foreign exchange regulations that may have the effect of materially adversely affecting our ability to repatriate the local currency we hold in Venezuela or the exchange rate applicable thereto.

We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for additional foreign currency losses, which could be material, particularly in light of the additional uncertainty posed by the February 2015 changes to the foreign exchange regulations and the continued deterioration of economic conditions in Venezuela. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition.

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

The U.S. Environmental Protection Agency (EPA) has proposed changes to underground storage tank regulations that could affect certain airport fuel hydrant systems. A final rule has not yet been issued, but when implemented, airport systems that fall within threshold requirements may need to be modified in order to comply with applicable regulations. Additionally, the EPA has proposed the draft 2013 National Pollutant Discharge Elimination System General Permit for Stormwater Discharges from Industrial Activities. This permit would impose new limitations on certain discharges along with mandatory best management practices. Concurrently, California adopted a revised State Industrial General Permit for Stormwater Discharges on April 1, 2014, which becomes effective July 1, 2015. This permit places additional reporting and monitoring requirements on permittees and requires implementation of mandatory best management practices. Cost estimates to comply with the above permitting requirements have not been defined, but American and US Airways along with other airlines would share a portion of these costs at applicable airports. In addition to the proposed EPA and state regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to the environment, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise materially adversely affect our operations, operating costs or competitive position.

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

There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions. For example, the EU has established the Emissions Trading Scheme (ETS) to regulate GHG emissions in the EU. The EU adopted a directive in 2008 under which each EU member state is required to extend the ETS to aviation operations. This directive would have required us, beginning in 2012, to annually submit emission allowances in order to operate flights to and from airports in the European Economic Area (EEA), including flights between the U.S. and EU member states. However, in an effort to allow the International Civil Aviation Organization (ICAO)

time to propose an alternate scheme to manage global aviation GHG emissions, in April 2013 the EU suspended for one year the ETS’ application to flights entering and departing the EEA, limiting its application, for flights flown in 2012, to intra-EEA flights only. In October 2013, the ICAO Assembly adopted a resolution calling for the development through ICAO of a global, market-based scheme for aviation GHG emissions, to be finalized in 2016 and implemented in 2020. Subsequently, the EU has amended the EU ETS so that the monitoring, reporting and submission of allowances for aviation GHG emissions will continue to be limited to only intra-EEA flights through 2016, at which time the EU will evaluate the progress made by ICAO and determine what, if any, measures to take related to aviation GHG emissions from 2017 onwards. The U.S. enacted legislation in November 2012 which encourages the DOT to seek an international solution through ICAO and that will allow the U.S. Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. Ultimately, the scope and application of ETS or other emissions trading schemes to our operations, now or in the near future, remains uncertain. We do not anticipate any significant emissions allowance expenditures in 2015. Beyond 2015, compliance with the ETS or similar emissions-related requirements could significantly increase our operating costs. Further, the potential impact of ETS or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets and the number of future flights subject to ETS or other emissions-related requirements. These costs have not been completely defined and could fluctuate.

Similarly, within the U.S., there is an increasing trend toward regulating GHG emissions directly under the Clean Air Act (CAA). In response to a 2012 ruling by the U.S. Court of Appeals District of Columbia Circuit requiring the EPA to make a final determination on whether aircraft GHG emissions cause or contribute to air pollution which may reasonably be anticipated to endanger public health or welfare, the EPA announced in September 2014 that it is in the process of making a determination regarding aircraft GHG emissions and anticipates proposing an endangerment finding by May 2015. If the EPA makes a positive endangerment finding, the EPA is obligated under the CAA to set GHG emission standards for aircraft. Several states are also considering or have adopted initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional GHG cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing, and we cannot yet determine what the final regulatory programs or their impact will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.

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

If one of our aircraft, an aircraft that is operated under our brand by one of our regional operators, or an aircraft that is operated by an airline with which we have a marketing alliance or codeshare relationship were to be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate, an aircraft that is operated under our brand by one of our regional operators or an aircraft that is operated by an airline that is one of our codeshare partners, could create a public perception that our aircraft or those of our regional operators or codeshare partners are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition.

Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected, may adversely impact our business, results of operations and financial condition.

The success of our business depends on, among other things, effectively managing the number and types of aircraft we operate. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we were unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have a negative impact on our business, results of operations and financial condition. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs. If new aircraft orders are not filled on a timely basis, we could face higher operating costs than planned. In addition, if the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency and reliability, our business, results of operations and financial condition could be adversely impacted.

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

•	changes in consumer preferences, perceptions, spending patterns, or demographic trends;

•	changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations, and other factors;

•	actual or potential disruptions to the ATC systems;

•	increases in costs of safety, security, and environmental measures;

•	outbreaks of diseases that affect travel behavior; and

•	weather and natural disasters.

In particular, an outbreak of a contagious disease such as the Ebola virus, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, or any other influenza-type illness, if it were to persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.

A higher than normal number of pilot retirements and a potential shortage of pilots could adversely affect us.

We currently have a higher than normal number of pilots eligible for retirement. Among other things, the extension of pilot careers facilitated by the FAA’s 2007 modification of the mandatory retirement age from age 60 to age 65 has now been fully implemented, resulting in large numbers of pilots in the industry approaching the revised mandatory retirement age. If pilot retirements were to exceed normal levels in the future, it may adversely affect us and our regional partners. On January 4, 2014, more stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations took effect. The FAA also recently issued regulations that increase the flight experience required for pilots working for airlines certificated under Part 121 of the Federal Aviation Regulations. These and other factors could contribute to a shortage of qualified pilots, particularly for our regional partners, which now face increased competition from large, mainline carriers to hire pilots. If we or our regional partners are unable to hire adequate numbers of pilots, we may experience disruptions, increased costs of operations and other adverse effects.

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

A lawsuit filed in connection with the Merger remains pending, and this lawsuit could have a material adverse impact on our business.

US Airways Group, US Airways, AMR and American were named as defendants in a private antitrust lawsuit in connection with the Merger. The complaint alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. In January 2014, the complaint was amended to add a claim for money damages and to request injunctive relief requiring the carriers to hold separate their assets. In March 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs’ requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets, and in June 2014 plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint. This lawsuit could result in an obligation to pay damages or terms, conditions, requirements, limitations, costs or restrictions that would impose additional material costs on or materially limit our revenues, or materially limit some of the synergies and other benefits we anticipate following the Merger.

Our ability to utilize our NOL Carryforwards may be limited.

Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for NOL Carryforwards. As of December 31, 2014, we had available NOL Carryforwards of approximately $10.1 billion for regular federal income tax purposes which will expire, if unused, beginning in 2022, and approximately $4.6 billion for state income tax purposes which will expire, if unused, between 2015 and 2034. As of December 31, 2014, the amount of NOL Carryforwards for state income tax purposes that will expire, if unused, in 2015 is $83 million. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.

A corporation’s ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). We experienced an ownership change in connection with our emergence from the Chapter 11 Cases and US Airways Group experienced an ownership change in connection with the Merger. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permit approximately $9.0 billion of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules do not apply, our ability to utilize such federal NOL Carryforwards may be subject to limitation. Substantially all of our remaining federal NOL Carryforwards (attributable to US Airways Group and its subsidiaries) are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.

Notwithstanding the foregoing, an ownership change subsequent to our emergence from the Chapter 11 Cases may severely limit or effectively eliminate our ability to utilize our NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on our ability to utilize our NOL Carryforwards, our Certificate of Incorporation contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, no assurance can be given that such an ownership change will not occur, in which case our ability to utilize our NOL Carryforwards and other tax attributes could be severely limited or effectively eliminated.

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

In accordance with applicable acquisition accounting rules, AAG recorded goodwill on its consolidated balance sheet to the extent the US Airways Group acquisition purchase price exceeded the net fair value of US Airways Group’s tangible and intangible assets and liabilities as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least annually. Also, in accordance with applicable accounting standards, AAG and American will be required to test their respective indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. In addition, AAG and American are required to test certain of their other assets for impairment if conditions indicate that an impairment may have occurred.

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

Risks Relating to AAG’s Common Stock

The price of our common stock has recently been and may in the future be volatile.

The market price of AAG Common Stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	AAG’s operating and financial results failing to meet the expectations of securities analysts or investors;

•	changes in financial estimates or recommendations by securities analysts;

•	material announcements by us or our competitors;

•	movements in fuel prices;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	the success or failure of AAG’s integration efforts;

•	changes in our key personnel;

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

•	increases or decreases in reported holdings by insiders or other significant stockholders;

•	fluctuations in trading volume;

•	expectations regarding our capital deployment program, including our share repurchase program and any future dividend payments that may be declared by our Board of Directors; and

•	changes in market values of airline companies as well as general market conditions.

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or continue to pay dividends on our common stock or that our capital deployment program will enhance long-term stockholder value. Our capital deployment program could increase the volatility of the price of our common stock and diminish our cash reserves.

As part of a capital deployment program, in July 2014, our Board of Directors authorized a $1.0 billion share repurchase program, which was completed in 2014, and in January 2015, our Board of Directors authorized a new $2.0 billion share repurchase program to be completed no later than December 31, 2016. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. This share repurchase program does not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at management’s discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The repurchase program may be limited, suspended or discontinued at any time without prior notice.

Although our Board of Directors declared cash dividends in July 2014, October 2014 and January 2015 as part of the capital deployment program, any future dividends that may be declared and paid from time to time under our capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our capital deployment program does not obligate us to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at management’s discretion. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will be able to pay dividends in the future.

In addition, repurchases of AAG Common Stock pursuant to our share repurchase program and any future dividends could affect our stock price and increase its volatility. The existence of a share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program and any future dividends could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Further, our share repurchase program may fluctuate such that our cash flow may be insufficient to fully cover our share repurchases. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchased shares of stock and short-term stock price fluctuations could reduce the program’s effectiveness.

Certain provisions of AAG’s Certificate of Incorporation and Bylaws make it difficult for stockholders to change the composition of our Board of Directors and may discourage takeover attempts that some of our stockholders might consider beneficial.

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

AAG’s Certificate of Incorporation and Bylaws include provisions that limit voting and acquisition and disposition of our equity interests.

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

In order to protect AAG’s NOL Carryforwards and certain other tax attributes, AAG’s Certificate of Incorporation includes certain limitations on acquisitions and dispositions of AAG’s Common Stock, which may limit the liquidity of our common stock.

To reduce the risk of a potential adverse effect on our ability to use our NOL Carryforwards and certain other tax attributes for federal income tax purposes, our Certificate of Incorporation contains certain restrictions on the acquisition and disposition of AAG Common Stock by substantial stockholders. These restrictions may adversely affect the ability of certain holders of AAG Common Stock to dispose of or acquire shares of AAG Common Stock. Although the purpose of these transfer restrictions is to prevent an “ownership change” (as defined in Section 382) from occurring, no assurance can be given that an ownership change will not occur even with these restrictions in place.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved Securities and Exchange Commission staff comments at December 31, 2014.

ITEM 2.  PROPERTIES

Flight Equipment

As of December 31, 2014, American and US Airways operated a mainline fleet of 643 and 340 aircraft, respectively. During 2014, American took delivery of 61 new aircraft and retired 45 aircraft and US Airways took delivery of 21 new aircraft and retired 24 aircraft. We are supported by our regional airline subsidiaries and third-party regional carriers operating as American Eagle and US Airways Express under capacity purchase agreements. As of December 31, 2014, American Eagle and US Airways Express operated 264 and 302 regional aircraft, respectively. During 2014, American took delivery of 16 new regional aircraft.

Mainline

As of December 31, 2014, American’s and US Airways’ combined mainline fleet consisted of the following aircraft:

	Average Seating Capacity	Operating Aircraft						Non- Operating Aircraft (2)
		Owned	Capital Leased	Operating Leased	Total	Average Age (Years)	In Temporary Storage (1)
Airbus A319	125	12	—	106	118	11	—	—
Airbus A320	150	13	—	51	64	15	—	1
Airbus A321	176	97	—	42	139	5	—	—
Airbus A330-200	258	15	—	—	15	3	—	—
Airbus A330-300	291	4	—	5	9	14	—	—
Boeing 737-800	150	86	19	141	246	7	—	—
Boeing 757-200	182	65	2	39	106	20	8	19
Boeing 767-200 ER	204	—	—	6	6	25	—	3
Boeing 767-300 ER	218	45	—	13	58	21	—	—
Boeing 777-200 ER	247	44	3	—	47	14	—	—
Boeing 777-300 ER	310	14	—	2	16	1	—	—
Embraer 190	99	20	—	—	20	7	—	—
McDonnell Douglas MD-80	140	95	13	31	139	23	2	22

Total		510	37	436	983	12	10	45

(1)	Aircraft in temporary storage are included in the count of operating aircraft.

(2)	As of December 31, 2014, all non-operating aircraft are owned.

Regional

As of December 31, 2014, the fleet of our wholly-owned regional subsidiaries consisted of the following aircraft:

	Average Seating Capacity	Operating Aircraft						Non- Operating Aircraft (1)
		Owned	Capital Leased	Operating Leased	Total	Average Age (Years)	In Temporary Storage
Bombardier CRJ 200	50	12	—	23	35	12	—	—
Bombardier CRJ 700	65	54	—	7	61	9	—	—
Bombardier CRJ 900	78	16	—	—	16	9	—	—
De Havilland Dash 8-100	37	27	—	—	27	25	—	5
De Havilland Dash 8-300	50	—	—	11	11	23	—	—
Embraer ERJ 140	44	34	—	—	34	12	—	25
Embraer ERJ 145	50	118	—	—	118	13	—	—
Saab 340B	34	—	—	—	—	—	—	41

Total		261	—	41	302	12	—	71

(1)	As of December 31, 2014, all non-operating aircraft are owned.

Aircraft Purchase Commitments and Lease Expirations

Our committed mainline and regional aircraft orders and scheduled lease expirations, for the capital and operating leased flight equipment included in the tables above, as of December 31, 2014, are presented in the table below.

	2015	2016	2017	2018	2019	2020 and Thereafter
Firm orders (1):
American	104	104	75	49	45	100
US Airways	12	—	6	10	6	—

Total	116	104	81	59	51	100
Scheduled mainline lease expirations:
American	19	10	15	8	3	227
US Airways	31	5	26	15	28	86

Total	50	15	41	23	31	313
Scheduled wholly-owned regional subsidiaries lease expirations	—	—	3	3	10	25

(1)

Includes orders for regional jets as follows: 42 in 2015, 44 in 2016 and 12 in 2017. These aircraft may be operated by wholly-owned subsidiaries or leased to third-party regional carriers, which would operate the aircraft under capacity purchase arrangements.

We have agreements for 55 spare engines to be delivered in 2015 and beyond.

See Note 15 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 12 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on aircraft acquisition commitments, payments and options.

Third-Party Regional Carriers

As of December 31, 2014, aircraft contractually obligated to American and US Airways with third-party regional carriers included:

	Number of Aircraft		Type of Aircraft
Carrier	American	US Airways
Air Wisconsin	—	70	Regional jets
ExpressJet	11	—	Regional jets
Mesa	—	57	Regional jets
Republic	42	58	Regional jets
SkyWest	12	14	Regional jets

	65	199

See Note 15 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 12 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on our capacity purchase agreements with third-party regional carriers.

Other Information

For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Note 5 and Note 15 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 4 and Note 12 to American’s Consolidated Financial Statements in Part II, Item 8B.

Ground Properties

At each airport where we conduct flight operations, we lease passenger, operations and baggage handling space, generally from the airport operator, but in some cases on a subleased basis from other airlines. Our main operational facilities are associated with our hubs. At those locations and in other cities we serve, we maintain administrative offices, terminal, catering, cargo, training, maintenance and other facilities, in each case as necessary to support our operations in the particular city.

We own our corporate headquarters buildings in Fort Worth, Texas. We lease, or have built as leasehold improvements on leased property, most of our airport and terminal facilities in the U.S. and abroad, US Airways’ corporate office building in Tempe, Arizona, our training facilities in Fort Worth, Texas, our principal overhaul and maintenance base in Tulsa, Oklahoma, our regional reservation offices, and local ticket and administration offices throughout the U.S. and abroad. Our American Airlines Integrated Operations Center is located in Fort Worth, Texas and the US Airways Operations Control Center is located near Pittsburgh, Pennsylvania, in a facility leased from the Allegheny County Airport Authority. In 2014, we began construction on a new state-of-the-art Integrated Operations Control Center in Fort Worth, Texas, which will serve as the new facility for the combined airline and is expected to be completed in the last half of 2015.

For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Note 5 and Note 15 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 4 and Note 12 to American’s Consolidated Financial Statements in Part II, Item 8B.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. On July 1, 2014 (the date 180 days after the Effective Date), approximately 2.9 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on July 1, 2014, we repurchased 0.4 million shares of AAG Common Stock for an aggregate of $19 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve. On November 4, 2014, approximately 0.7 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on November 4, 2014, we repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve. As of December 31, 2014, there were approximately 26.8 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on February 10, 2015, we repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits (OPEB) are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American’s motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees’ benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. Our financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding. Separately, both the APFA and TWU have filed grievances asserting that American was “successful” in its Chapter 11 with respect to matters related to OPEB and, accordingly, by operation of the underlying collective bargaining agreements, American’s prior contributions to certain OPEB prefunding trusts attributable to active employees should be returned to those active employees. These amounts aggregate approximately $212 million. We have denied both grievances and intend to defend these matters vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs’ requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets. On June 2, 2014, plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint, which motion has been fully briefed by the parties and is pending resolution by the Court. There is currently no trial date set. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

US Airways Sabre Matter. On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, Sabre) in the Federal District Court for the Southern District of New York. The lawsuit, as amended to date, alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its market power by restricting our ability to distribute our products to our customers. The lawsuit also alleges that these actions have permitted Sabre to charge supracompetitive booking fees and to use technologies that are not as robust and as efficient as alternatives in a competitive market. The lawsuit seeks money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. In January 2015, the court denied in part and granted in part Sabre’s motions for summary judgment. A trial date is expected to be set soon. We intend to pursue our claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR AMERICAN AIRLINES GROUP’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

Pursuant to the Plan and in accordance with the Merger Agreement, effective December 9, 2013, all existing shares of AMR Corporation common stock (OTCQB: AAMRQ) were canceled and ceased trading on the OTCQB market. The newly authorized and issued AAG Common Stock began trading on the NASDAQ Global Select Market (NASDAQ) on December 9, 2013 under the symbol “AAL.” There is no trading market for the common stock of American, which is a wholly-owned subsidiary of AAG.

As of February 20, 2015, the closing price of AAG Common Stock on NASDAQ was $51.02. As of February 20, 2015, there were 12,365 holders of record of AAG Common Stock.

Information on securities authorized for issuance under our equity compensation plans will be set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders of American Airlines Group Inc. (the Proxy Statement) under the caption “Equity Compensation Plan Information” and is incorporated by reference into this Annual Report on Form 10-K.

Market Prices of Common Stock

The following table sets forth, for the periods indicated, the high and low sale prices of AAG Common Stock on NASDAQ:

Year Ended December 31	Period	High	Low
2014	Fourth Quarter	$53.63	$28.58
	Third Quarter	43.86	35.03
	Second Quarter	44.55	33.37
	First Quarter	39.02	25.36
2013	December 9-31	$26.61	$24.60

Cash Dividends Paid

On July 23, 2014, as part of our capital deployment program, our Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of August 4, 2014, and payable on August 18, 2014. On October 22, 2014, our Board of Directors declared a $0.10 per share dividend for shareholders of record on November 3, 2014, and payable on November 17, 2014. On January 27, 2015, we announced that our Board of Directors had declared a $0.10 per share dividend for shareholders of record on February 9, 2015, and payable on February 23, 2015. The total cash payment for dividends during the year ended December 31, 2014 was $144 million. We did not pay any dividends in 2013.

Any future dividends that may be declared and paid from time to time under our capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our capital deployment program does not obligate us to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at management’s discretion.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “American Airlines Group – Liquidity and Capital Resources – Commitments – Significant Indebtedness,” Note 9 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 6 to American’s Consolidated Financial Statements in Part II, Item 8B for a discussion regarding certain limitations on our ability to pay dividends.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares our cumulative total shareholder return on an annual basis on our common stock with the cumulative total return on the Standard and Poor’s 500 Stock Index and the AMEX Airline Index from December 9, 2013 (the first trading day of AAG Common Stock) through December 31, 2014. The comparison assumes $100 was invested on December 9, 2013 in AAG Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/9/2013	12/31/2013	12/31/2014
American Airlines Group Inc.	$100	$103	$219
Amex Airline Index	100	102	152
S&P 500	100	102	114

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table displays information with respect to our purchases of shares of AAG Common Stock during the three months ended December 31, 2014.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or program (a)	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
October 2014	3,896,793		$40.41	3,896,793	$729
November 2014	16,314,374	(b)	$43.75	16,261,766	$18
December 2014	367,732		$48.07	367,732	$—

(a)

As part of a capital deployment program, in July 2014 our Board of Directors authorized a $1.0 billion share repurchase program, which was completed in December 2014. On January 27, 2015, we announced that our Board of Directors had authorized a new $2.0 billion share repurchase program to be completed by the end of 2016. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. This share repurchase program does not obligate us to repurchase any specific number of shares for any fixed period, and may be suspended at any time at management’s discretion.

(b)

Separate from our share repurchase program, in November 2014 we repurchased 52,608 shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve.

Ownership Restrictions

AAG’s Certificate of Incorporation and Bylaws provide that, consistent with the requirements of Subtitle VII of Title 49 of the United States Code, as amended, or as the same may be from time to time amended (the Aviation Act), any persons or entities who are not a “citizen of the United States” (as defined under the Aviation Act and administrative interpretations issued by the DOT, its predecessors and successors, from time to time), including any agent, trustee or representative of such persons or entities (a non-citizen), shall not, in the aggregate, own (beneficially or of record) and/or control more than (a) 24.9% of the aggregate votes of all of our outstanding equity securities (as defined, which definition includes our capital stock, securities convertible into or exchangeable for shares of our capital stock, including our outstanding convertible notes, and any options, warrants or other rights to acquire capital stock) (the voting cap amount) or (b) 49.0% of our outstanding equity securities (the absolute cap amount). If non-citizens nonetheless at any time own and/or control more than the voting cap amount, the voting rights of the equity securities in excess of the voting cap amount shall be automatically suspended in accordance with the provisions of our Certificate of Incorporation and Bylaws. Voting rights of equity securities, if any, owned (beneficially or of record) by non-citizens shall be suspended in reverse chronological order based upon the date of registration in the foreign stock record. Further, if at any time a transfer of equity securities to a non-citizen would result in non-citizens owning more than the absolute cap amount, such transfer shall be void and of no effect, in accordance with provisions of AAG’s Certificate of Incorporation and Bylaws. In the event that we determine that the equity securities registered on the foreign stock record or the stock records of the Company exceed the absolute cap amount, sufficient shares shall be removed from the foreign stock record and the stock records of the Company so that the number of shares entered therein does not exceed the absolute cap amount. Shares of equity securities shall be removed from the foreign stock record and the stock records of the Company in reverse chronological order based on the date of registration in the foreign stock record and the stock records of the Company (subject to Article XIII, Section 6 of our Bylaws, which provides special rules applicable to equity securities issued upon effectiveness of the Plan and consummation of the Merger). Certificates for AAG’s equity securities must bear a legend set forth in our

Certificate of Incorporation stating that such equity securities are subject to the foregoing restrictions. Under our Bylaws, it is the duty of each stockholder who is a non-citizen to register his, her or its equity securities on our foreign stock record. In addition, our Bylaws provide that in the event that non-citizens shall own (beneficially or of record) or have voting control over any equity securities, the voting rights of such persons shall be subject to automatic suspension to the extent required to ensure that we are in compliance with applicable provisions of law and regulations relating to ownership or control of a U.S. air carrier. See AAG’s Certificate of Incorporation and Bylaws, which are filed at Exhibits 3.1 and 3.2 hereto.

In addition, to reduce the risk of a potential adverse effect on our ability to use our NOL Carryforwards and certain other tax attributes for federal income tax purposes, our Certificate of Incorporation contains certain restrictions on the acquisition and disposition of our common stock by substantial stockholders (generally holders of more than 4.75%).

See Part I, Item 1A. Risk Factors – “AAG’s Certificate of Incorporation and Bylaws include provisions that limit voting and acquisition and disposition of our equity interests,” and “In order to protect AAG’s NOL Carryforwards and certain other tax attributes, AAG’s Certificate of Incorporation includes certain limitations on acquisitions and dispositions of AAG’s Common Stock, which may limit the liquidity of our common stock.”

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data of AAG

The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 are derived from AAG’s audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 are derived from AAG’s audited consolidated financial statements not included in this report. The selected consolidated financial data should be read in conjunction with AAG’s consolidated financial statements for the respective periods, the related notes and the related reports of KPMG LLP for 2014 and Ernst & Young LLP for 2010 to 2013, both independent registered public accounting firms. AAG’s consolidated financial data provided in the tables below include the results of US Airways Group for the post-Merger period from December 9, 2013 to December 31, 2013 and for the year ended December 31, 2014.

Pursuant to the Plan and the Merger Agreement, holders of AMR common stock formerly traded under the symbol “AAMRQ” received shares of AAG Common Stock principally over the 120-day distribution period following the Effective Date. In accordance with GAAP, the 2013, 2012, 2011, and 2010 period weighted average shares and earnings (loss) per share calculations have been adjusted to retrospectively reflect these distributions, which were each made at the rate of approximately 0.7441 shares of AAG Common Stock per share of AAMRQ. Former holders of AMR common stock as of the Effective Date may in the future receive additional distributions of AAG Common Stock dependent upon the ultimate distribution of shares of AAG Common Stock to holders of disputed claims. Thus, the shares and related earnings per share calculations prior to the Effective Date may change in the future to reflect additional retrospective adjustments for future AAG Common Stock distributions to former holders of AMR common stock.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except share and per share data)
Consolidated Statements of Operations data:
Total operating revenues	$42,650	$26,743	$24,855	$23,979	$22,170
Total operating expenses	38,401	25,344	24,707	25,016	21,808

Operating income (loss)	$4,249	$1,399	$148	$(1,037)	$362
Reorganization items, net (1)	$—	$(2,655)	$(2,208)	$(118)	$—
Net income (loss)	$2,882	$(1,834)	$(1,876)	$(1,979)	$(471)
Earnings (loss) per common share:
Basic	$4.02	$(6.54)	$(7.52)	$(7.95)	$(1.90)
Diluted	$3.93	$(6.54)	$(7.52)	$(7.95)	$(1.90)
Shares used for computation (in thousands):
Basic	717,456	280,213	249,490	249,000	247,825
Diluted	734,016	280,213	249,490	249,000	247,825
Cash dividends declared per common share	$0.20	$—	$—	$—	$—
Consolidated Balance Sheet data (at end of period):
Total assets	$43,771	$42,278	$23,510	$23,848	$25,088
Long-term debt and capital leases, net of current maturities	16,196	15,353	7,116	6,702	9,253
Pension and postretirement benefits (2)	7,562	5,828	6,780	9,204	7,877
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	325	5,928	—	—	—
Liabilities subject to compromise	—	—	6,606	4,843	—
Stockholders’ equity (deficit)	2,021	(2,731)	(7,987)	(7,111)	(3,945)
Consolidated Statements of Operations data excluding special items (3) (Unaudited):
Operating income (loss) excluding special items	$5,073	$1,935	$535	$(238)	$444
Net income (loss) excluding special items	4,184	1,244	(130)	(1,062)	(389)

(1)

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that were realized or incurred as a direct result of the Chapter 11 Cases. See Note 2 in Part II, Item 8A to AAG’s Consolidated Financial Statements for further information on reorganization items.

(2)

American’s defined benefit pension plans were frozen effective November 1, 2012 and the Pilot B Plan, a defined contribution plan, was terminated on November 30, 2012. Further, American significantly modified its retiree medical plans in 2012 resulting in the recognition of a negative plan amendment. See Note 13 in Part II, Item 8A to AAG’s Consolidated Financial Statements for further information on retirement benefits, including the financial impact of these plan changes.

(3)	See reconciliation of GAAP to non-GAAP financial measures below.

A number of factors render AAG’s historical consolidated financial information not directly comparable to its financial information for prior or future periods. See Part I, Item 1A. Risk Factors – “The historical consolidated financial information contained in this report is not directly comparable to our financial information for prior or future periods,” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to AAG’s Consolidated Financial Statements in Part II, Item 8A.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions)
Operating income (loss) – GAAP	$4,249	$1,399	$148	$(1,037)	$362
Operating special items, net (1)	824	536	387	799	82

Operating income (loss) excluding special items	$5,073	$1,935	$535	$(238)	$444
Net income (loss) – GAAP	$2,882	$(1,834)	$(1,876)	$(1,979)	$(471)
Operating special items, net (1)	824	536	387	799	82
Nonoperating special items, net (2)	132	211	(280)	—	—
Reorganization items, net (3)	—	2,655	2,208	118	—
Income tax special items (4)	346	(324)	(569)	—	—

Net income (loss) excluding special items	$4,184	$1,244	$(130)	$(1,062)	$(389)

(1)	Includes the following operating special items, net:

•

In 2014, special items principally included $818 million of Merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow Slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, we recorded a net charge of $81 million for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations, a $24 million charge due to a new pilot labor contract at our Envoy regional subsidiary, $164 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other spare parts asset impairments, as well as $54 million in charges primarily relating to the buyout of certain aircraft leases. These charges were offset in part by a $309 million gain on the sale of Slots at DCA and an $8 million gain on the sale of certain spare parts.

•

In 2013, special items included $449 million of primarily Merger related expenses due to the alignment of labor union contracts, professional fees, severance, share-based compensation and fees for US Airways to exit the Star Alliance and its codeshare agreement with United Airlines. In addition, we recorded a $107 million charge related to American’s pilot long-term disability obligation, a $45 million charge for workers’ compensation claims and a $33 million aircraft impairment charge. These charges were offset in part by a $67 million gain on the sale of Slots at LaGuardia Airport and a $31 million special credit related to a change in accounting method resulting from the modification of our AAdvantage miles agreement with Citibank.

•

In 2012, special items consisted of $387 million of severance and related charges and write-off of leasehold improvements on aircraft and airport facilities that were rejected in connection with the Chapter 11 Cases.

•

In 2011, special items consisted primarily of $725 million related to the impairment of certain aircraft and gates, $31 million of non-recurring non-cash charges related to certain sale/leaseback transactions and a $43 million revenue reduction as a result of a decrease in the breakage assumption related to the AAdvantage frequent flyer liability.

•	In 2010, special items consisted primarily of the impairment of certain route authorities in Latin America and losses on Venezuelan currency remeasurement.

(2)	Includes the following nonoperating special items, net:

•

In 2014, special items consisted principally of $43 million for Venezuelan foreign currency losses, $56 million of early debt extinguishment costs related to the prepayment of 7.50% senior secured notes and other indebtedness and $33 million of non-cash interest accretion on bankruptcy settlement obligations. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of our cash held in Venezuelan bolivars.

•

In 2013, special items consisted of interest charges of $138 million primarily to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and penalty interest related to 10.5% secured notes and 7.50% senior secured notes, a $54 million charge related to the premium on tender for existing enhanced equipment trust certificates (EETC) financings and the write-off of debt issuance costs and $19 million in charges related to the repayment of existing EETC financings.

•	In 2012, special items consisted of a $280 million benefit resulting from a settlement of a commercial dispute.

(3)

Includes the following reorganization items, net resulting from the filing of voluntary petitions for reorganization under Chapter 11 by certain of AMR’s direct and indirect U.S. subsidiaries on November 29, 2011:

•	In 2013, special items consisted primarily of a $1.7 billion deemed claim to employees pursuant to the Plan as well as professional fees and estimated allowed claim amounts.

•

In 2012 and 2011 special items consisted primarily of estimated claims associated with restructuring the financing arrangements for certain debt, aircraft leases, and rejecting certain special facility revenue bonds, as well as professional fees.

(4)	Includes the following income tax special items:

•

In 2014, special items consisted of $346 million. During 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, we recorded a special non-cash tax provision of $330 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in other comprehensive income (OCI), a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of our fuel hedging contracts. In accordance with GAAP, we retained the $330 million tax provision in OCI until the last contract was settled or terminated. In addition, we recorded a special $16 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

•

In 2013, special items consisted of a $538 million non-cash income tax benefit resulting from gains recorded in OCI, offset in part by a $214 million non-cash charge due to additional valuation allowance required to reduce deferred tax assets.

•	In 2012, special items consisted of a $569 million non-cash income tax benefit resulting from gains recorded in OCI.

Selected Consolidated Financial Data of American

The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 are derived from American’s audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 are derived from American’s audited consolidated financial statements not included in this report. The selected consolidated financial data should be read in conjunction with American’s consolidated financial statements for the respective periods, the related notes and the related reports of KPMG LLP for 2014 and Ernst & Young LLP for 2010 to 2013, both independent registered public accounting firms.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions)
Consolidated Statements of Operations data (1):
Total operating revenues	$27,141	$25,760	$24,825	$23,957	$22,151
Total operating expenses	24,803	24,226	24,743	25,111	21,945

Operating income (loss)	$2,338	$1,534	$82	$(1,154)	$206
Reorganization items, net (2)	$—	$(2,640)	$(2,179)	$(116)	$—
Net income (loss)	$1,310	$(1,526)	$(1,926)	$(1,965)	$(469)
Consolidated Balance Sheet data (at end of period):
Total assets	$26,292	$25,612	$23,264	$23,589	$22,422
Long-term debt and capital leases, net of current maturities	10,004	9,852	7,143	6,729	6,592
Pension and postretirement benefits (3)	7,400	5,693	6,780	9,204	7,876
Bankruptcy settlement obligations	325	5,424	—	—	—
Liabilities subject to compromise	—	—	5,694	3,952	—
Stockholder’s deficit	(5,572)	(9,660)	(9,962)	(9,037)	(6,336)

(1)	Includes the following special items:

•

In 2014, total special items were $974 million and consisted principally of $532 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow Slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training, a $328 million non-cash tax charge relating to the sale of American’s portfolio of fuel hedging contracts, $181 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other spare parts asset impairments, $60 million for bankruptcy related items, $48 million of early debt extinguishment costs, $44 million in charges primarily relating to the buyout of certain aircraft leases, $43 million for Venezuelan foreign currency losses, $29 million of non-cash interest accretion on bankruptcy settlement obligations and a $14 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets. These charges were offset in part by a $305 million gain on the sale of Slots at DCA.

•

In 2013, total special items were $48 million, excluding reorganization items, net and consisted of a $214 million non-cash tax charge due to additional valuation allowance required to reduce deferred tax assets, $166 million of primarily merger related expenses due to the alignment of labor union contracts, professional fees, severance and share-based compensation, a $107 million charge related to American’s pilot long-term disability obligation, a $54 million charge related to the premium on tender for existing EETC financings and the write-off of debt issuance costs, $48 million of interest charges primarily to recognize post-petition interest expense on unsecured obligations pursuant to the Plan, a $43 million charge for workers’ compensation claims, a $33 million aircraft impairment charge and $19 million in charges related to the repayment of existing EETC financings. These charges were offset in part by a $538 million non-cash income tax benefit resulting from gains recorded in OCI, a $67 million gain on the sale of Slots at LaGuardia Airport and a $31 million special credit related to a change in accounting method resulting from the modification of American’s AAdvantage miles agreement with Citibank.

•

In 2012, total special items were $463 million, excluding reorganization items, net and consisted primarily of a $569 million non-cash income tax benefit resulting from gains recorded in OCI and a $280 million benefit from a settlement of a commercial dispute, offset in part by $386 million of severance and related charges and write-off of leasehold improvements on aircraft and airport facilities that were rejected in connection with the Chapter 11 Cases.

•

In 2011, total special items were $799 million, excluding reorganization items, net and consisted primarily of $725 million related to the impairment of certain aircraft and gates, $31 million of non-recurring non-cash charges related to certain sale/leaseback transactions and a $43 million revenue reduction as a result of a decrease in the breakage assumption related to the AAdvantage frequent flyer liability.

•	In 2010, total special items were $81 million and primarily included the impairment of certain route authorities in Latin America and losses on Venezuelan currency remeasurement.

(2)

Reorganization items, net refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. See Note 2 in Part II, Item 8B to American’s Consolidated Financial Statements for further information on reorganization items.

(3)

American’s defined benefit pension plans were frozen effective November 1, 2012 and the Pilot B Plan, a defined contribution plan, was terminated on November 30, 2012. Further, American significantly modified its retiree medical plans in 2012 resulting in the recognition of a negative plan amendment. See Note 10 to American’s Consolidated Financial Statements in Part II, Item 8B for further information on retirement benefits, including the financial impact of these plan changes.

A number of factors render American’s historical consolidated financial information not directly comparable to its financial information for prior or future periods. See Part I, Item 1A. Risk Factors – “The historical consolidated financial information contained in this report is not directly comparable to our financial information for prior or future periods,” and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to American’s Consolidated Financial Statements in Part II, Item 8B.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Airlines Group

As previously discussed, the Merger was consummated on December 9, 2013. Accordingly, our consolidated results include US Airways Group for the full year ended December 31, 2014. For 2013, our consolidated results include US Airways Group only for the 23 days ended December 31, 2013.

We continue to move toward operating under the single brand name of “American Airlines” through our mainline operating subsidiaries, American and US Airways. Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle and US Airways Express, our airlines operate an average of nearly 6,700 flights per day to 339 destinations in 54 countries from our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In 2014, we had approximately 197 million passengers boarding our mainline and regional flights. As of December 31, 2014, we operated 983 mainline jets and were supported by our regional airline subsidiaries and third-party regional carriers, which operated an additional 566 regional aircraft. We have made substantial progress towards integrating the operations of our mainline operating subsidiaries and towards obtaining a single operating certificate, which we expect to obtain in 2015. The following are additional significant integration accomplishments in 2014:

•	Completed airport co-locations for 75% of the airports where we have joint operations.

•

Launched a US Airways codeshare with British Airways, Iberia, Air Berlin and Finnair, fully integrating it into American’s Trans-Atlantic Joint Business Agreement with British Airways, Iberia and Finnair.

•	Reached a new five-year joint collective bargaining agreement with the Association of Professional Flight Attendants for the airlines’ combined flight attendants.

•	Reached a new five-year collective bargaining agreement with the Allied Pilots Association for the airlines’ combined pilots (ratified in January 2015).

•	Broke ground on the state-of-the-art Robert W. Baker Integrated Operations Center.

See Part I, Item 1. Business – “Chapter 11 Reorganization” and “Merger” for more information related to our emergence from Chapter 11 and Merger.

Year in Review

The U.S. Airline Industry

In 2014, the U.S. airline industry continued to experience year-over-year growth in passenger revenues driven by strong demand for air travel.

In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported that annual U.S. industry passenger revenues and yields increased 4.2% and 1.8%, respectively, as compared to 2013. With respect to international versus domestic performance, Airlines for America reported that domestic markets outperformed international markets. Atlantic and Latin America markets experienced year-over-year growth in passenger revenues of 2.8% and 3.4%, respectively, while the Pacific market experienced year-over-year declines in passenger revenues of 1.4%.

Jet fuel prices continue to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, fuel costs were lower in 2014 as compared to 2013, driven by a significant decline in fuel prices in the fourth quarter of 2014. On December 31, 2014, the price of Brent crude oil fell to $55 per barrel, its lowest price since May 2009.

While the U.S. airline industry is currently benefiting from a favorable revenue environment and significantly reduced fuel prices as described above, uncertainty exists regarding the economic conditions driving these factors. See Part I, Item 1A. Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

American Airlines Group

Our 2014 GAAP results are not comparable to the GAAP results for 2013 as a result of the Merger, which closed on December 9, 2013. Additionally, US Airways Group applied acquisition accounting as of December 9, 2013 and its financial statements after December 9, 2013 are deemed not comparable to its financial statements for periods prior to the Merger.

To provide a basis for comparison to prior year results, we have presented in the table below certain “combined” 2013 financial data which includes the financial results of AAG and US Airways Group, each on a standalone basis. While this is a non-GAAP measure, management believes this presentation provides a more meaningful year-over-year comparison.

	Year Ended December 31, 2014	Year Ended December 31, 2013			Percent Change (1)
		AAG	US Airways Group	Combined (3)
	(In millions)
Mainline and regional passenger revenues	$37,124	$22,521	$13,021	$35,542	4.5
Total operating revenues	42,650	25,812	14,607	40,419	5.5
Mainline and regional aircraft fuel and related taxes	12,601	8,684	4,533	13,217	(4.7)
Total operating expenses	38,401	24,236	13,604	37,840	1.5
Operating income	4,249	1,576	1,003	2,579	64.8
Net income (loss)	2,882	(1,638)	392	(1,233)	nm

Special items:
Operating special charges, net	824	259	403	662
Nonoperating special charges, net	132	211	20	218
Income tax special charges (credits), net	346	(324)	(29)	(353)
Reorganization items, net	—	2,655	—	2,655

Total net special charges (2)	1,302	2,801	394	3,182

(1)	Percent change is a comparison of the combined results.

(2)

AAG’s 2014 results were significantly impacted by net special charges of $1.3 billion. Significant components of net special charges include $818 million of merger integration expenses, a $330 million non-cash special income tax charge relating to the sale of our portfolio of fuel hedging contracts, and $132 million of nonoperating special charges primarily related to debt extinguishments, bankruptcy obligations, and Venezuela foreign currency losses. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations” of this report for more information on net special items.

(3)

Combined results exclude $13 million of US Airways Group special nonoperating other, net expense, which was eliminated in consolidation with AAG. This expense represented a non-cash mark-to-market fair value adjustment for US Airways Group’s 7.25% convertible senior notes that were convertible into shares of AAG common stock subsequent to the Merger.

Driven by growth in revenues resulting from strong demand for air travel, we realized operating income of $4.2 billion and net income of $2.9 billion in 2014. This compares to combined operating income of $2.6 billion and a combined net loss of $1.2 billion for 2013. Our 2014 net income included net operating and total net special charges of $824 million and $1.3 billion, respectively. Excluding the effects of net operating special charges, we recognized operating income of $5.1 billion in 2014, which is a $1.8 billion, or 57%, improvement as compared to combined operating income of $3.2 billion excluding net operating special charges in 2013. Excluding the effects of total net special charges, we recognized net income of $4.2 billion in 2014, which is a $2.2 billion, or 115%, improvement as compared to combined net income of $1.9 billion excluding total net special charges in 2013. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations” of this report for more information on net special charges.

Revenue

In 2014, we reported operating revenues of $42.7 billion. Mainline and regional passenger revenues were $37.1 billion, an increase of $1.6 billion, or 4.5%, as compared to the 2013 combined mainline and regional passenger revenues of $35.5 billion. The growth in revenues was driven by a 3.3% increase in yield and 1.1% increase in revenue passenger miles as total capacity increased 2.2%, as compared to 2013. Our combined mainline and regional passenger revenue per available seat mile (PRASM) was 13.97 cents in 2014, a 2.2% increase, as compared to a combined 13.67 cents in 2013.

Fuel

Mainline and regional fuel expense was $12.6 billion in 2014, which was $616 million, or 4.7%, lower as compared to the combined mainline and regional fuel expense in 2013. This decrease was driven by a 5.5% decrease in the average price per gallon to $2.91 in 2014 from a combined average price per gallon of $3.08 in 2013. This decrease was offset in part by a 0.9% increase in consumption.

During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. We have not entered into any transactions to hedge our fuel consumption since December 9, 2013 and, accordingly, as of December 31, 2014, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Capacity

Total system capacity for the combined company increased 2.2% in 2014 as compared to the combined 2013 period, primarily due to more active aircraft and larger gauge aircraft replacing smaller legacy aircraft.

Cost Control

We remain committed to actively managing and maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our 2014 mainline cost per available seat mile (CASM) excluding special items and fuel was 8.63 cents. When compared to the 2013 combined results, mainline CASM excluding special items and fuel increased 2.0% in 2014. The increase was primarily due to higher salaries, wages and benefits driven by Merger-related labor contracts and higher maintenance costs driven by an increase in the rate per engine overhaul. See below for the “Reconciliation of GAAP Financial Information to Non-GAAP Financial Information.”

Customer Service

During 2014, we worked to enhance our customers’ experience by continuing our fleet renewal program, under which we expect to achieve one of the most modern and fuel-efficient fleets in the industry. During 2014, we took delivery of 82 mainline aircraft and retired 69 older legacy mainline aircraft. Additionally, in the fourth quarter of 2014, we announced $2.0 billion in planned customer improvements, including new seats from nose to tail on several aircraft types and fully lie-flat seats on our long-haul international fleet; satellite-based internet access providing connectivity for international flights; a refreshed and modern design for Admirals Club lounges worldwide; onboard power on new aircraft; and improved and updated kiosks to expedite airport check-in.

Most importantly, we are committed to consistently delivering safe, reliable, and convenient service to our customers in every aspect of our operation. Our 2014 operating performance was negatively impacted in part by severe weather conditions at our hubs as well as the September 2014 fire at the FAA’s Chicago Air Route Traffic Control Center, which caused significant flight delays and cancellations. We reported the following combined operating statistics to the DOT for mainline operations for the years ended December 31, 2014 and 2013:

	December 31,		Better (Worse)
	2014	2013 (a)
On-time performance (b)	77.9	79.3	(1.4)pts
Completion factor (c)	98.4	98.5	(0.1)pts
Mishandled baggage (d)	3.85	2.80	(37.5)%
Customer complaints (e)	2.12	1.76	(20.5)%

(a)	Represents the combined historical operating statistics for American and US Airways.

(b)	Percentage of reported flight operations arriving on time as defined by the DOT.

(c)	Percentage of scheduled flight operations completed.

(d)	Rate of mishandled baggage reports per 1,000 passengers.

(e)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

Liquidity Position

As of December 31, 2014, AAG’s total cash, short-term investments and restricted cash and short-term investments were $8.1 billion, of which $774 million was restricted. We also had a $1.8 billion undrawn revolving line of credit facility.

	December 31, 2014	December 31, 2013
	(In millions)
Cash and short-term investments (1)	$7,303	$9,251
Restricted cash and short-term investments (2)	774	1,035

Total cash, short-term investments and restricted cash and short-term investments	$8,077	$10,286

(1)

As of December 31, 2014, approximately $656 million of our unrestricted cash and short-term investment balance was held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars and approximately $35 million valued at 12.0 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system that we participate in. Our cash balance held in Venezuelan bolivars decreased $54 million from the December 31, 2013 balance of $710 million primarily due to $88 million in cash repatriations and $30 million in foreign currency losses as described below, partially offset by additional cash proceeds from ticket sales in early 2014. In the second and third quarters of 2014, we repatriated $65 million including $31 million valued at 6.3 bolivars to the dollar and $34 million valued at 10.6 bolivars to the dollar. In the fourth quarter of 2014, we incurred an $11 million foreign currency loss related to the receipt of $23 million at a rate of 6.3 bolivars to the dollar for one of our 2012 repatriation requests originally valued at a rate of 4.3 bolivars to the dollar. Accordingly, we revalued our remaining pending 2012 repatriation requests from 4.3 to 6.3 bolivars to the dollar resulting in additional foreign currency losses of $19 million. In total, we recognized a $30 million special charge for these foreign currency losses in the fourth quarter of 2014. During 2014, we significantly reduced capacity in this market and we are no longer accepting bolivars as payment for airline tickets. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for additional foreign currency losses, which could be material, particularly in light of the uncertainty posed by the new foreign exchange regulations announced in mid-February 2015 and the continued deterioration of economic conditions in Venezuela. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

(2)	Restricted cash and investments primarily include cash collateral to secure workers’ compensation claims.

In 2014, we utilized cash generated from operations to pay down certain higher rate debt and lease obligations, to make supplemental contributions to our pension plans and to return value to our shareholders by reducing our diluted share count through the repurchase program and paying our first cash dividend since 1980. We declared cash dividends of $0.10 per share for shareholders of record on August 4, 2014 and have continued to declare a dividend of $0.10 per share in each quarter thereafter.

These cash outflows were offset in part by certain new debt issuances to strengthen our liquidity position. Further information on our significant transactions affecting our liquidity position in 2014 is as follows:

Debt Repayments

•	We prepaid $1.0 billion of American’s 7.50% senior secured notes.

•

We prepaid approximately $1.2 billion of various high cost aircraft debt and lease obligations. Of this amount, $155 million was a reduction of debt on our balance sheet. The remaining portion of these obligations was accounted for as an operating lease.

•

We prepaid or repurchased $646 million of obligations associated with special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities. Of this amount, $366 million was a reduction of debt on our balance sheet. The remaining portion of these obligations was accounted for as an operating lease.

Reductions in Diluted Share Count

•

In 2014, we repurchased 23.4 million shares of AAG Common Stock for $1.0 billion, completing the $1.0 billion share repurchase program authorized by our Board of Directors on July 23, 2014. In January 2015, we announced that our Board of Directors authorized a new $2.0 billion share repurchase program to be completed by the end of 2016.

•

In 2014, we withheld approximately 9 million shares of AAG Common Stock and paid approximately $325 million in satisfaction of certain tax withholding obligations associated with distributions under the Plan and employee equity awards.

•	We redeemed US Airways Group’s 7.25% convertible notes for $175 million in cash in lieu of issuing 4 million shares of AAG Common Stock.

Pension Prefunding

•

In 2014, we made $639 million in supplemental contributions to fund our pension plans. These contributions are above and beyond the $171 million aggregate amount of minimum required contributions made in 2014.

New Debt Issuances

•

In September 2014, AAG issued $750 million aggregate principal amount of 5.50% senior notes due 2019 (the 5.50% senior notes). Also in September 2014, American issued $957 million in equipment notes related to the 2014-1 Enhanced Equipment Trust Certificates to finance unencumbered aircraft.

•

In October 2014, American borrowed $750 million under a new term loan facility due in 2021 and arranged a $400 million revolving credit facility due in 2019. American also increased its existing revolving credit facility from $1.0 billion to $1.4 billion and extended its maturity date from 2018 to 2019.

2015 Outlook

We have taken significant actions to restore our competitiveness and to complete our integration. Although it is difficult to predict the price of oil or the strength of the economy, we believe that our 2014 financial results are evidence of the substantial progress we have made and can continue to build on.

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

	Year Ended December 31, 2014	Year Ended December 31, 2013
		AAG	US Airways Group	Combined
	(In millions, except per ASM amounts)
Total operating expenses	$38,401	$24,236	$13,604	$37,840
Less: Regional expenses:
Fuel	(2,009)	(1,056)	(1,052)	(2,108)
Other	(4,507)	(2,056)	(2,253)	(4,309)

Total mainline operating expenses	31,885	21,124	10,299	31,423
Less: Special items, net	(800)	(282)	(415)	(697)

Mainline operating expenses, excluding special items	31,085	20,842	9,884	30,726
Less: Aircraft fuel and related taxes	(10,592)	(7,628)	(3,481)	(11,109)

Mainline operating expenses, excluding special items and fuel	$20,493	$13,214	$6,403	$19,617

Available Seat Miles (ASM)	237,522	154,499	77,374	231,873

(In cents)
Mainline operating expenses per ASM	$13.42			$13.55
Less: Special items, net per ASM	(0.34)			(0.30)

Mainline operating expenses per ASM, excluding special items	13.09			13.25
Less: Aircraft fuel and related taxes per ASM	(4.46)			(4.79)

Mainline operating expenses per ASM, excluding special items and fuel	$8.63			$8.46

AAG’s Results of Operations

In 2014, we realized operating income of $4.2 billion and net income of $2.9 million. Our 2014 net income included net special operating charges of $824 million and total net special charges of $1.3 billion. Excluding the effects of these special charges, we realized operating income of $5.1 billion and net income of $4.2 billion.

We completed the Merger on December 9, 2013. Under GAAP, AAG’s results do not include the financial results of US Airways Group prior to the closing of the Merger. Accordingly, our 2014 period GAAP results are not comparable to the GAAP results for the 2013 or 2012 periods as those periods exclude the results of US Airways Group except for the 23 day post-Merger period from December 9, 2013 to December 31, 2013.

When compared to the combined separate company results of AAG and US Airways Group for 2013, our 2014 net income excluding net special charges improved by $2.2 billion. In 2013, on a standalone basis, AAG reported a net loss of $1.6 billion and US Airways Group reported net income of $392 million. Excluding the effects of net special charges, AAG and US Airways Group reported 2013 net income of $1.2 billion and $786 million, respectively.

When compared to the combined separate company results of AAG and US Airways Group for 2012, our 2013 combined net income excluding net special charges improved by $1.5 billion. In 2012, on a standalone basis, AAG reported a net loss of $1.9 billion and US Airways Group reported net income of $637 million. Excluding the effects of net special charges, AAG reported a 2012 net loss of $130 million and US Airways Group reported net income of $537 million.

The components of net special items in our accompanying consolidated statements of operations are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Other revenue special item, net (1)	$—	$(31)	$—
Mainline operating special items, net (2)	800	559	386
Regional operating special items, net	24	8	1
Nonoperating special items, net (3)	132	211	(280)
Reorganization items, net (4)	—	2,655	2,208
Income tax special items, net (5)	346	(324)	(569)

Total	$1,302	$3,078	$1,746

(1)	In 2013, other revenue special item, net included a credit to other revenues related to a change in accounting method resulting from the modification of AAG’s AAdvantage miles agreement with Citibank.

(2)

In 2014, mainline operating special items, net included $810 million of Merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow Slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, we recorded a net charge of $81 million for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations, $164 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other spare parts asset impairments, as well as $54 million in charges primarily relating to the buyout of certain aircraft leases. These charges were offset in part by a $309 million gain on the sale of Slots at DCA.

In 2013, mainline operating special items, net included $443 million of primarily Merger related expenses due to the alignment of labor union contracts, professional fees, severance, share-based compensation and fees for US Airways to exit the Star Alliance and its codeshare agreement with United Airlines. In addition, we recorded a $107 million charge related to American’s pilot long-term disability obligation, a $43 million charge for workers’ compensation claims and a $33 million aircraft impairment charge. These charges were offset in part by a $67 million gain on the sale of Slots at LaGuardia Airport.

In 2012, mainline operating special items, net consisted of $386 million of severance and related charges and write-off of leasehold improvements on aircraft and airport facilities that were rejected in connection with the Chapter 11 Cases.

(3)

In 2014, nonoperating special items, net consisted principally of $43 million for Venezuelan foreign currency losses, $56 million of early debt extinguishment costs related to the prepayment of our 7.50% senior secured notes and other indebtedness and $33 million of non-cash interest accretion on bankruptcy settlement obligations. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of our cash held in Venezuelan bolivars.

In 2013, nonoperating special items, net consisted of interest charges of $138 million primarily to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and penalty interest related to 10.5% secured notes and 7.50% senior secured notes, a $54 million charge related to the premium on tender for existing enhanced equipment trust certificates financings and the write-off of debt issuance costs and $19 million in charges related to the repayment of existing EETC financings.

In 2012, nonoperating special items, net consisted of a $280 million benefit resulting from a settlement of a commercial dispute.

(4)

In 2013 and 2012, we recognized reorganization expenses as a result of the filing of voluntary petitions for relief under Chapter 11. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(5)

In 2014, income tax special items, net were $346 million. During 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, we recorded a special non-cash tax provision of $330 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in other comprehensive income (OCI), a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of our fuel hedging contracts. In accordance with GAAP, we retained the $330 million tax provision in OCI until the last contract was settled or terminated. In addition, we recorded a special $16 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

In 2013 and 2012, income tax special items, net included, respectively, a $538 million and a $569 million non-cash income tax benefit from continuing operations. We are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, we recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on other comprehensive income. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive income (loss), which is a component of stockholders’ equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, our year-end net deferred tax position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Income Taxes

At December 31, 2014, we had approximately $10.1 billion of gross NOL Carryforwards to reduce future federal taxable income, substantially all of which are expected to be available for use in 2015. The federal NOL Carryforwards will expire beginning in 2022 if unused. These NOL Carryforwards include an unrealized tax benefit of $867 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. We also had approximately $4.6 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2014, which will expire in years 2015 through 2034 if unused. Our ability to deduct our NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. We experienced an ownership change in connection with our emergence from the Chapter 11 Cases, and US Airways Group experienced an ownership change in connection with the Merger. As a result of the Merger, US Airways Group is now included in the AAG consolidated federal and state income tax return. The general limitation rules of Section 382 for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permit approximately $9.0 billion of our federal NOL Carryforwards to be utilized without regard to the Section 382 annual limitation rules. Substantially all of our remaining federal NOL Carryforwards (attributable to US Airways Group) are subject to limitation under Section 382; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes. Our ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs.

At December 31, 2014, we had an Alternative Minimum Tax (AMT) credit carryforward of approximately $341 million available for federal income tax purposes, which is available for an indefinite period. Our net deferred tax assets, which include the NOL Carryforwards, are subject to a full valuation allowance. At December 31, 2014, the federal and state valuation allowances were $4.5 billion and $264 million, respectively. In accordance with GAAP, utilization of the NOL Carryforwards after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.

We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (primarily reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider many factors in evaluating the realizability of our deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond our control, such as the condition of the economy, the level and volatility of fuel prices and travel demand. We have concluded as of December 31, 2014 that the valuation allowance was still needed on our deferred tax asset based on the weight of the factors described above.

For the year ended December 31, 2014, we recorded a $330 million tax provision. This provision included $346 million of special tax charges as described above. In addition, we recorded $8 million of tax expense principally related to certain states and countries where NOL Carryforwards were limited or unavailable to be used. These charges were offset in part by a $24 million federal income tax benefit resulting from our elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Housing and Economic Recovery Act of 2008 (as extended by the Tax Increase Prevention Act of 2014), allowing corporations to accelerate utilization of certain research and AMT credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

For the year ended December 31, 2013, we recorded a $346 million tax benefit. This benefit included $324 million of net special tax benefits as described above. In addition, we recorded a $22 million federal income tax benefit under the Housing and Economic Recovery Act of 2008 as described above.

For the year ended December 31, 2012, we recorded a $569 million special tax benefit as described above.

Operating Statistics

The table below sets forth selected combined mainline and regional operating data:

	Year Ended December 31,			Increase (Decrease) 2014-2013		Increase (Decrease) 2013-2012

	2014	2013 (1)	2012 (1)
Mainline
Revenue passenger miles (millions) (a)	195,651	194,026	188,841	0.8%		2.7%
Available seat miles (millions) (b)	237,522	231,873	226,839	2.4%		2.2%
Passenger load factor (percent) (c)	82.4	83.7	83.2	(1.3	)pts	0.5	pts
Yield (cents) (d)	15.74	15.08	14.66	4.4%		2.9%
Passenger revenue per available seat mile (cents) (e)	12.97	12.62	12.20	2.7%		3.4%
Operating cost per available seat mile (cents) (f)	13.42	13.55	13.79	(0.9)%		(1.7)%
Passenger enplanements (thousands) (g)	145,574	143,747	140,742	1.3%		2.1%
Departures (thousands)	1,144	1,140	1,113	0.3%		2.5%
Aircraft at end of period	983	970	954	1.3%		1.7%
Block hours (thousands) (h)	3,514	3,454	3,350	1.7%		3.1%
Average stage length (miles) (i)	1,205	1,190	1,183	1.3%		0.6%
Fuel consumption (gallons in millions)	3,644	3,608	3,512	1.0%		2.8%
Average aircraft fuel price including related taxes (dollars per gallon)	2.91	3.08	3.19	(5.6)%		(3.4)%
Full-time equivalent employees at end of period	94,400	91,500	95,800	3.2%		(4.5)%
Regional (j)
Revenue passenger miles (millions) (a)	22,219	21,515	21,097	3.3%		2.0%
Available seat miles (millions) (b)	28,135	28,041	27,809	0.3%		0.8%
Passenger load factor (percent) (c)	79.0	76.7	75.9	2.3	pts	0.8	pts
Yield (cents) (d)	28.46	29.17	29.69	(2.4)%		(1.7)%
Passenger revenue per available seat mile (cents) (e)	22.47	22.38	22.52	0.4%		(0.6)%
Operating cost per available seat mile (cents) (f)	23.16	22.88	22.81	1.2%		0.3%
Passenger enplanements (thousands) (g)	51,766	49,993	49,757	3.5%		0.5%
Aircraft at end of period	566	558	536	1.4%		4.1%
Fuel consumption (gallons in millions)	688	687	658	0.1%		4.4%
Average aircraft fuel price including related taxes (dollars per gallon)	2.92	3.07	3.21	(4.7)%		(4.3)%
Full-time equivalent employees at end of period (k)	18,900	18,200	18,700	3.8%		(2.7)%
Total Mainline and Regional
Revenue passenger miles (millions) (a)	217,870	215,541	209,938	1.1%		2.7%
Available seat miles (millions) (b)	265,657	259,914	254,648	2.2%		2.1%
Cargo ton miles (millions) (l)	2,333	2,198	2,105	6.1%		4.4%
Passenger load factor (percent) (c)	82.0	82.9	82.4	(0.9	)pts	0.5	pts
Yield (cents) (d)	17.04	16.49	16.17	3.3%		2.0%
Passenger revenue per available seat mile (cents) (e)	13.97	13.67	13.33	2.2%		2.6%
Total revenue per available seat mile (cents) (m)	16.05	15.54	15.17	3.3%		2.5%
Cargo yield per ton mile (cents) (n)	37.50	37.74	39.38	(0.6)%		(4.2)%
Passenger enplanements (thousands) (g)	197,340	193,740	190,499	1.9%		1.7%
Aircraft at end of period	1,549	1,528	1,490	1.4%		2.6%
Fuel consumption (gallons in millions)	4,332	4,295	4,170	0.9%		3.0%
Average aircraft fuel price including related taxes (dollars per gallon)	2.91	3.08	3.19	(5.5)%		(3.6)%
Full-time equivalent employees at end of period	113,300	109,700	114,500	3.3%		(4.2)%

(1)	Represents the combined historical operating statistics of American and US Airways Group.

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.

(g)	Passenger enplanements – The number of passengers on board an aircraft, including local, connecting and through passengers.

(h)

Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length – The average of the distances flown on each segment of every route.

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

(k)	Regional full-time equivalent employees only include our wholly owned regional airline subsidiaries, Envoy, Piedmont and PSA.

(l)	Cargo ton miles – A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.

(m)

Total revenue per available seat mile (RASM) – Total revenues divided by total mainline and regional ASMs. Total revenues in the 2013 period excludes a $31 million special credit recorded to other revenues related to a change in accounting method resulting from the modification of our AAdvantage miles agreement with Citibank.

(n)	Cargo yield per ton mile – Cargo revenues divided by total mainline and regional cargo ton miles.

2014 Compared to 2013

Operating Revenues

	Year Ended December 31,		$ Change	$ Change due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Mainline passenger	$30,802	$20,218	$10,584	$9,833	$751	3.8
Regional passenger	6,322	3,131	3,191	3,207	(16)	(0.5)
Cargo	875	685	190	149	41	6.1
Other	4,651	2,709	1,942	1,318	624	23.9

Total operating revenues	$42,650	$26,743	$15,907	$14,507	$1,400	5.4

The following discussion of operating revenues excludes the results of US Airways Group in order to provide a more meaningful year-over-year comparison.

Total operating revenues in 2014 increased $1.4 billion, or 5.4%, from the 2013 period, which was driven by strong demand for air travel. Significant changes in the components of operating revenues, excluding the results of US Airways Group, are as follows:

•	Mainline passenger revenues increased $751 million, or 3.8%, in 2014 from the 2013 period due to higher yields and ASMs, offset in part by slightly lower load factors.

•	Cargo revenues increased $41 million, or 6.1%, in 2014 from the 2013 period driven primarily by an increase in international freight volumes.

•

Other revenues increased $624 million, or 23.9%, in 2014 from the 2013 period driven primarily by higher revenues associated with our frequent flyer programs driven by our affinity card agreement with Citibank.

Operating Expenses

	Year Ended December 31,		$ Change	$ Change due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$10,592	$7,839	$2,753	$3,190	$(437)	(5.7)
Salaries, wages and benefits	8,508	5,460	3,048	2,653	395	7.5
Maintenance, materials and repairs	2,051	1,260	791	679	112	9.2
Other rent and landing fees	1,727	1,152	575	547	28	2.5
Aircraft rent	1,250	768	482	365	117	15.7
Selling expenses	1,544	1,158	386	424	(38)	(3.3)
Depreciation and amortization	1,295	853	442	375	67	7.9
Special items, net	800	559	241	(1)	242	86.2
Other	4,118	2,969	1,149	1,079	70	2.4

Total mainline operating expenses	$31,885	$22,018	$9,867	$9,311	$556	2.6

Regional expenses:
Fuel	2,009	1,120	889	947	(58)	(5.4)
Other	4,507	2,206	2,301	2,158	143	7.0

Total regional operating expenses	6,516	3,326	3,190	3,105	85	2.8

Total operating expenses	$38,401	$25,344	$13,057	$12,416	$641	2.6

The following discussion of operating expenses excludes the results of US Airways Group in order to provide a more meaningful year-over-year comparison.

Total operating expenses in 2014 increased $641 million, or 2.6%, from the 2013 period. Significant changes in the components of mainline operating expenses, excluding the results of US Airways Group, are as follows:

•	Aircraft fuel and related taxes decreased $437 million, or 5.7%, in 2014 from the 2013 period primarily due to a decrease in the average price per gallon of fuel.

•	Salaries, wages and benefits increased $395 million, or 7.5%, in 2014 from the 2013 period primarily due to increased costs associated with merger related labor contracts.

•	Maintenance, materials and repairs increased $112 million, or 9.2%, in 2014 from the 2013 period primarily due to an increase in the rate per engine overhaul.

•	Aircraft rent increased $117 million, or 15.7%, in 2014 from the 2013 period primarily as a result of new leased aircraft deliveries in 2014 as we continued our fleet renewal program.

•

Depreciation and amortization increased $67 million, or 7.9%, in 2014 from the 2013 period primarily as a result of new purchased aircraft deliveries since the end of 2013 as we continued our fleet renewal program.

Regional Operating Expenses

Total regional expenses, excluding the results of US Airways Group, increased $85 million, or 2.8%, in 2014 from the 2013 period. Other regional operating expenses increased $143 million, or 7.0%, primarily due to higher expenses associated with certain capacity purchase agreements, offset by a $58 million, or 5.4%, decrease in fuel costs as a result of a decrease in the average price per gallon of fuel.

Nonoperating Income (Expense)

	Year Ended December 31,		$ Change	$ Change due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Interest income	$31	$20	$11	$6	$5	25.2
Interest expense, net of capitalized interest	(887)	(856)	(31)	(280)	249	(29.8)
Other, net	(181)	(88)	(93)	(29)	(64)	73.1

Total nonoperating expense, net	$(1,037)	$(924)	$(113)	$(303)	$190	(21.0)

Interest income was $31 million and $20 million in 2014 and 2013, respectively. Our short-term investments in each period consisted of highly liquid investments, which provided nominal returns.

The following table provides the components of interest expense, including amortization of debt discounts and debt issue costs, capitalized interest and special items:

	Year Ended December 31,		Increase (Decrease)
	2014	2013
	(In millions)
Special items	$33	$182	$(149)
Amortization of debt issuance costs and debt discounts	38	33	5
Interest expense on debt and capital lease obligations	568	668	(100)

Total interest expense	639	883	(244)
Less: capitalized interest	(53)	(48)	(5)

Total interest expense, net of capitalized interest	586	835	(249)
US Airways Group total interest expense, net of capitalized interest	301	21	280

Total AAG interest expense, net of capitalized interest	$887	$856	$31

The following discussion of nonoperating income and expense excludes the results of US Airways Group in order to provide a more meaningful year-over-year comparison.

Interest expense, net of capitalized interest decreased $249 million, or 29.8%, in 2014 from the 2013 period primarily due to a $149 million decrease in special charges recognized period-over-period as further described below, as well as refinancing activities that resulted in $100 million less interest expense recognized in 2014. In 2014, we recognized $33 million of special charges relating to non-cash interest accretion on bankruptcy settlement obligations. In 2013, we recognized $138 million of special charges relating to post-petition interest expense on unsecured obligations pursuant to the Plan and penalty interest related to American’s 10.5% secured notes and 7.50% senior secured notes. In addition, in 2013 we recorded special charges of $44 million for debt extinguishment costs incurred as a result of the repayment of certain aircraft secured indebtedness, including cash interest charges and non-cash write offs of unamortized debt issuance costs. As a result of the 2013 refinancing activities and the early extinguishment of American’s 7.50% senior secured notes in 2014, we recognized $100 million less interest expense in 2014 as compared to the 2013 period.

Other nonoperating expense, net in 2014 consisted principally of net foreign currency losses of $114 million and early debt extinguishment charges of $56 million. Other nonoperating expense, net in 2013 consisted principally of net foreign currency losses of $56 million and early debt extinguishment charges of $29 million. Other nonoperating expense, net increased $64 million, or 73.1%, during 2014 primarily due to special charges recognized as a result of early debt extinguishment and an increase in foreign currency losses driven by the strengthening of the U.S. dollar in foreign currency transactions, principally in Latin American markets. We recorded a $43 million special charge for Venezuelan foreign currency losses in 2014. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of our cash held in Venezuelan bolivars. In addition, our 2014 nonoperating special items included $56 million primarily related to the early extinguishment of American’s 7.50% senior secured notes and other indebtedness.

Reorganization Items, Net

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on AAG’s consolidated statement of operations for the year ended December 31, 2013 (in millions):

2013
Labor-related deemed claim (1)	$1,733
Aircraft and facility financing renegotiations and rejections (2), (3)	325
Fair value of conversion discount (4)	218
Professional fees	199
Other	180

Total reorganization items, net	$2,655

(1)

In exchange for employees’ contributions to the successful reorganization, including agreeing to reductions in pay and benefits, we agreed in the Plan to provide each employee group a deemed claim, which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a portion of the value of cost savings provided by that group through reductions to pay and benefits as well as through certain work rule changes. The total value of this deemed claim was approximately $1.7 billion.

(2)

Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing or facility agreement and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim. See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information.

(3)

Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the year ended December 31, 2013, we recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $180 million, allowed general unsecured claims related to the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at JFK, and rejected bonds that financed certain improvements at ORD, which are included in the table above.

(4)

The Plan allowed unsecured creditors receiving AAG Series A Preferred Stock a conversion discount of 3.5%. Accordingly, we recorded the fair value of such discount upon the confirmation of the Plan by the Bankruptcy Court.

2013 Compared to 2012

Operating Revenues

	Year Ended December 31,		$ Change	$ Change due to Merger	Change Excluding Merger Impact
	2013	2012			$	%
	(In millions, except percentage changes)
Mainline passenger	$20,218	$18,743	$1,475	$624	$851	4.5
Regional passenger	3,131	2,914	217	204	13	0.5
Cargo	685	675	10	9	1	0.1
Other	2,709	2,523	186	94	92	3.6

Total operating revenues	$26,743	$24,855	$1,888	$931	$957	3.8

The following discussion of operating revenues excludes the results of US Airways Group in order to provide a more meaningful year-over-year comparison.

Total operating revenues in 2013 were $25.8 billion as compared to $24.9 billion in 2012, an increase of $957 million, or 3.8%, which was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues increased 4.5% to $19.6 billion in 2013 as compared to $18.7 billion in 2012 due to an increase in ASMs and yield.

•	Regional passenger revenues were $2.9 billion, which was relatively flat as compared to 2012 due to an increase in ASMs, offset by a decrease in yield.

•

Other revenues were $2.6 billion in 2013, an increase of $92 million, or 3.6%, primarily due to increased revenues associated with the sale of AAdvantage frequent flyer mileage credits and a $31 million special credit related to a change in accounting method resulting from the modification of our AAdvantage miles agreement with Citibank.

Operating Expenses

	Year Ended December 31,		$ Change	$ Change due to Merger	Change Excluding Merger Impact
	2013	2012			$	%
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$7,839	$7,705	$134	$211	$(77)	(1.0)
Salaries, wages and benefits	5,460	6,217	(757)	184	(941)	(15.1)
Maintenance, materials and repairs	1,260	1,158	102	38	64	5.5
Other rent and landing fees	1,152	1,083	69	35	34	3.2
Aircraft rent	768	553	215	25	190	34.4
Selling expenses	1,158	1,058	100	31	69	6.5
Depreciation and amortization	853	845	8	23	(15)	(1.7)
Special items, net	559	386	173	277	(104)	(26.9)
Other	2,969	2,674	295	70	225	8.4

Total mainline operating expenses	22,018	21,679	339	894	(555)	(2.6)
Regional expenses:
Fuel	1,120	1,012	108	64	44	4.4
Other	2,206	2,016	190	150	40	2.0

Total regional operating expenses	3,326	3,028	298	214	84	2.8

Total operating expenses	$25,344	$24,707	$637	$1,108	$(471)	(1.9)

The following discussion of operating expenses excludes the results of US Airways Group in order to provide a more meaningful year-over-year comparison.

Total operating expenses in 2013 were $24.2 billion as compared to $24.7 billion in 2012, a decrease of $471 million, or 1.9%. Significant changes in the components of operating expenses are as follows:

•	Aircraft fuel and related taxes decreased $77 million, or 1.0%, due to a decrease in the average price per gallon of fuel, offset in part by an increase in gallons consumed.

•

Salaries, wages, and benefits decreased $941 million, or 15.1%, due to the results of voluntary and involuntary terminations in connection with the 2012 restructuring plan as well as effects related to the freezing of American’s pension plans in 2012.

•	Aircraft rent increased $190 million, or 34.4%, as a result of new leased aircraft deliveries in 2013 as we continued our fleet renewal program.

•	Selling expenses increased $69 million, or 6.5%, as a result of higher commissions and credit card fees related to the increase in passenger revenues.

•	Other operating expenses increased $225 million, or 8.4%, primarily due to higher costs associated with outsourced services and enhanced customer product offerings.

Regional Operating Expenses

Total regional expenses, excluding the results of US Airways Group, increased $84 million, or 2.8%, in 2013 to $3.1 billion from $3.0 billion in 2012. The year-over-year increase was primarily driven by a $44 million, or 4.4%, increase in fuel costs and a $40 million, or 2.0%, increase in other regional operating expenses due to an increase in capacity. The increase in fuel costs was driven by higher fuel consumption due to the transition from turboprop to regional jet aircraft.

Nonoperating Income (Expense)

	Year Ended December 31,		$ Change	$ Change due to Merger	Change Excluding Merger Impact
	2013	2012			$	%
	(In millions, except percentage changes)
Interest income	$20	$26	$(6)	$—	$(6)	(21.8)
Interest expense, net of capitalized interest	(856)	(632)	(224)	(20)	(204)	32.3
Other, net	(88)	221	(309)	1	(310)	nm

Total nonoperating expense, net	$(924)	$(385)	$(539)	$(19)	$(520)	nm

The following discussion of nonoperating income and expense excludes the results of US Airways Group in order to provide a more meaningful year-over-year comparison.

Interest expense, net of capitalized interest increased $204 million, or 32.3%, to $836 million in 2013 from $632 million in 2012 primarily due to special charges of $138 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and penalty interest related to 10.5% secured notes and 7.50% senior secured notes. In addition, in 2013 we recorded special charges of $44 million for debt extinguishment costs incurred as a result of the repayment of certain aircraft secured indebtedness, including cash interest charges and non-cash write offs of unamortized debt issuance costs.

Other nonoperating expense, net of $89 million in 2013 consisted principally of net foreign currency losses of $56 million and early debt extinguishment charges of $29 million. Other nonoperating income in 2012 consisted principally of a $280 million special credit related to the settlement of a commercial dispute partially offset by net foreign currency losses.

Reorganization Items, Net

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on AAG’s consolidated statements of operations for the years ended December 31, 2013 and 2012 (in millions):

	2013	2012
Pension and postretirement benefits	$—	$(66)
Labor-related deemed claim (1)	1,733	—
Aircraft and facility financing renegotiations and rejections (2), (3)	325	1,950
Fair value of conversion discount (4)	218	—
Professional fees	199	229
Other	180	95

Total reorganization items, net	$2,655	$2,208

(1)

In exchange for employees’ contributions to the successful reorganization, including agreeing to reductions in pay and benefits, we agreed in the Plan to provide each employee group a deemed claim, which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a portion of the value of cost savings provided by that group through reductions to pay and benefits as well as through certain work rule changes. The total value of this deemed claim was approximately $1.7 billion.

(2)

Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing or facility agreement and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim. See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information.

(3)

Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the year ended December 31, 2013, we recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $180 million, allowed general unsecured claims related to the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at JFK, and rejected bonds that financed certain improvements at ORD, which are included in the table above.

(4)

The Plan allowed unsecured creditors receiving AAG Series A Preferred Stock a conversion discount of 3.5%. Accordingly, we recorded the fair value of such discount upon the confirmation of the Plan by the Bankruptcy Court.

American’s Results of Operations

In 2014, American realized operating income of $2.3 billion and net income of $1.3 billion. American’s 2014 period net income included net special operating charges of $512 million and total net special charges of $974 million. Excluding the effects of these special charges, American realized operating income of $2.9 billion and net income of $2.3 billion.

In 2013, American realized operating income of $1.5 billion and a net loss of $1.5 billion. American’s 2013 period net loss included net special operating charges of $251 million and total net special charges of $2.7 billion. Excluding the effects of these charges, American realized operating income of $1.8 billion and net income of $1.2 billion.

In 2012, American realized operating income of $82 million and a net loss of $1.9 billion. American’s 2012 period net loss included net special operating charges of $386 million and total net special charges of $1.7 billion. Excluding the effects of these charges, American realized operating income of $468 million and a net loss of $210 million.

The components of American’s net special charges included in the accompanying consolidated statements of operations are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Other revenue special item, net (1)	$—	$(31)	$—
Mainline operating special items, net (2)	507	282	386
Regional operating special items, net	5	—	—
Nonoperating special items, net (3)	120	121	(280)
Reorganization items, net (4)	—	2,640	2,179
Income tax special items, net (5)	342	(324)	(569)

Total	$974	$2,688	$1,716

(1)

In 2013, other revenue special item, net included a credit to other revenues related to a change in accounting method resulting from the modification of American’s AAdvantage miles agreement with Citibank.

(2)

In 2014, mainline operating special items, net principally included $527 million of Merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow Slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, American recorded a net charge of $60 million for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations, as well as $181 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other spare parts asset impairments, as well as $44 million in charges primarily relating to the buyout of certain aircraft leases. These charges were offset in part by a $305 million gain on the sale of Slots at DCA.

In 2013, mainline operating special items, net included $166 million of primarily Merger related expenses due to the alignment of labor union contracts, professional fees, severance and share-based compensation. In addition, American recorded a $107 million charge related to the pilot long-term disability obligation, a $43 million charge for workers’ compensation claims and a $33 million aircraft impairment charge. These charges were offset in part by a $67 million gain on the sale of Slots at LaGuardia Airport.

In 2012, mainline operating special items, net consisted of $386 million of severance and related charges and write-off of leasehold improvements on aircraft and airport facilities that were rejected in connection with the Chapter 11 Cases.

(3)

In 2014, nonoperating special items, net consisted principally of $43 million for Venezuelan foreign currency losses, $48 million of early debt extinguishment costs related to the prepayment of 7.50% senior secured notes and other indebtedness and $29 million of non-cash interest accretion on bankruptcy settlement obligations. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of our cash held in Venezuelan bolivars.

In 2013, nonoperating special items, net consisted of interest charges of $48 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and penalty interest related to 10.5% secured notes and 7.50% senior secured notes, a $54 million charge related to the premium on tender for existing enhanced equipment trust certificates financings and the write-off of debt issuance costs and $19 million in charges related to the repayment of existing EETC financings.

In 2012, nonoperating special items, net consisted of a $280 million benefit resulting from a settlement of a commercial dispute.

(4)

In 2013 and 2012, American recognized reorganization expenses as a result of the filing of voluntary petitions for relief under Chapter 11. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(5)

In 2014, income tax special items, net were $342 million. During 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in other comprehensive income (OCI), a subset of stockholder’s equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American’s fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated. In addition, American recorded a special $14 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

In 2013 and 2012, income tax special items, net included, respectively, a $538 million and a $569 million non-cash income tax benefit from continuing operations. American is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, American recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on other comprehensive income. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive income (loss), which is a component of stockholder’s equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, American’s year-end net deferred tax position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount American believes is more likely than not to be realized.

Income Taxes

At December 31, 2014, American had approximately $10.3 billion of gross NOL Carryforwards to reduce future federal taxable income, substantially all of which are expected to be available for use in 2015. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal and state NOL Carryforwards available in those returns is $10.1 billion and $4.6 billion, respectively, substantially all of which is expected to be available for use in 2015. The federal NOL Carryforwards will expire beginning in 2022 if unused. These NOL Carryforwards include an unrealized tax benefit of $712 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. American also had approximately $3.9 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2014, which will expire in years 2015 through 2034 if unused. American’s ability to deduct its NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. American experienced an ownership change in connection with its emergence from the Chapter 11 Cases. The general limitation rules of Section 382 for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. American elected to be covered by certain special rules for federal income tax purposes that permit approximately $9.5 billion of its federal NOL Carryforwards to be utilized without regard to the Section 382 annual limitation rules. Similar limitations may apply for state income tax purposes. American’s ability to utilize any new NOL Carryforwards arising after the ownership change is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs.

At December 31, 2014, American had an AMT credit carryforward of approximately $435 million available for federal income tax purposes, which is available for an indefinite period. American’s net deferred tax assets, which include the NOL Carryforwards, are subject to a full valuation allowance. At December 31, 2014, the federal and state valuation allowances were $5.1 billion and $208 million, respectively. In accordance with GAAP, utilization of the NOL Carryforwards after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset American’s tax provision dollar for dollar.

American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (primarily reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. In making this determination, American considers all available positive and negative evidence and makes certain assumptions. American considers many factors in evaluating the realizability of its deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond American’s control, such as the condition of the economy, the level and volatility of fuel prices and travel demand. American has concluded as of December 31, 2014 that the valuation allowance was still needed on its deferred tax asset based on the weight of the factors described above.

For the year ended December 31, 2014, American recorded a $319 million tax provision. This provision included $342 million of special tax charges as described above. In addition, American recorded $6 million of tax expense principally related to certain states and countries where NOL Carryforwards were limited or unavailable to be used. These charges were offset in part by a $29 million federal income tax benefit resulting from our elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Housing and Economic Recovery Act of 2008 (as extended by the Tax Increase Prevention Act of 2014), allowing corporations to accelerate utilization of certain research and AMT credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

For the year ended December 31, 2013, American recorded a $354 million tax benefit. This benefit included $324 million of net special tax benefits as described above. In addition, American recorded a $30 million federal income tax benefit under the Housing and Economic Recovery Act of 2008 as described above.

For the year ended December 31, 2012, American recorded a $569 million special tax benefit as described above.

2014 Compared to 2013

Operating Revenues

	Year Ended December 31,		Percent Increase (Decrease)
	2014	2013
	(In millions, except percentage changes)
Mainline passenger	$20,345	$19,594	3.8
Regional passenger	2,911	2,927	(0.5)
Cargo	717	676	6.1
Other	3,168	2,563	23.6

Total operating revenues	$27,141	$25,760	5.4

Total operating revenues in 2014 increased $1.4 billion or 5.4%, which was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues increased $751 million, or 3.8%, in 2014 from the 2013 period due to higher yields and ASMs, offset in part by slightly lower load factors.

•	Cargo revenues increased $41 million, or 6.1%, in 2014 from the 2013 period driven primarily by an increase in international freight volumes.

•

Other revenues increased $605 million, or 23.6%, in 2014 from the 2013 period driven primarily by higher revenues associated with American’s frequent flyer program driven by American’s affinity card agreement with Citibank.

Operating Expenses

	Year Ended December 31,		Percent Increase (Decrease)
	2014	2013
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$7,190	$7,628	(5.7)
Salaries, wages and benefits	5,662	5,267	7.5
Maintenance, materials and repairs	1,334	1,222	9.2
Other rent and landing fees	1,145	1,117	2.5
Aircraft rent	860	743	15.7
Selling expenses	1,091	1,128	(3.3)
Depreciation and amortization	896	830	7.9
Special items, net	507	282	80.0
Other	3,005	2,935	2.4

Total mainline operating expenses	21,690	21,152	2.5
Regional expenses:
Fuel	999	1,055	(5.3)
Other	2,114	2,019	4.7

Total regional operating expenses	3,113	3,074	1.3

Total operating expenses	$24,803	$24,226	2.4

Total operating expenses in 2014 increased $577 million, or 2.4%, from the 2013 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased $438 million, or 5.7%, in 2014 from the 2013 period primarily due to a decrease in the average price per gallon of fuel.

•	Salaries, wages and benefits increased $395 million, or 7.5%, in 2014 from the 2013 period primarily due to increased costs associated with merger related labor contracts.

•	Maintenance, materials and repairs increased $112 million, or 9.2%, in 2014 from the 2013 period primarily due to an increase in the rate per engine overhaul.

•	Aircraft rent increased $117 million, or 15.7%, in 2014 from the 2013 period primarily as a result of new leased aircraft deliveries in 2014 as American continued its fleet renewal program.

•

Depreciation and amortization increased $66 million, or 7.9%, in 2014 from the 2013 period primarily as a result of new purchased aircraft deliveries since the end of 2013 as American continues its fleet renewal program.

Regional Operating Expenses

Total regional expenses increased $39 million, or 1.3%, in 2014 from the 2013 period. Other regional operating expenses increased $95 million, or 4.7%, primarily due to higher expenses associated with certain capacity purchase agreements, offset by a $56 million, or 5.3%, decrease in fuel costs as a result of a decrease in the average price per gallon of fuel.

Nonoperating Income (Expense)

	Year Ended December 31,		Percent Increase (Decrease)
	2014	2013
	(In millions, excluding percentage changes)
Interest income	$25	$20	27.7
Interest expense, net of capitalized interest	(581)	(710)	(18.1)
Other, net	(153)	(84)	81.0

Total nonoperating expense, net	$(709)	$(774)	(8.4)

Interest income was $25 million and $20 million in 2014 and 2013, respectively. American’s short-term investments in each period consisted of highly liquid investments which provided nominal returns.

The following table provides the components of interest expense, including amortization of debt discounts and debt issue costs, capitalized interest and special items:

	Year Ended December 31,		Increase (Decrease)
	2014	2013
	(In millions)
Special items	$29	$92	$(63)
Amortization of debt issuance costs and debt discounts	38	33	5
Interest expense on debt and capital lease obligations	567	632	(65)

Total interest expense	634	757	(123)
Less: capitalized interest	(53)	(47)	(6)

Total interest expense, net of capitalized interest	$581	$710	$(129)

Interest expense, net of capitalized interest decreased $129 million, or 18.1%, in 2014 from the 2013 period primarily due to a $63 million decrease in special charges recognized period-over-period as further described below, as well as refinancing activities that resulted in $65 million less interest expense recognized in 2014. In 2014, American recognized $29 million of special charges relating to non-cash interest accretion on bankruptcy settlement obligations. In 2013, American recognized $48 million of special charges relating to post-petition interest expense on unsecured obligations pursuant to the Plan and penalty interest related to American’s 10.5% secured notes and 7.50% senior secured notes. In addition, in 2013 American recorded special charges of $44 million for debt extinguishment costs incurred as a result of the repayment of certain aircraft secured indebtedness, including cash interest charges and non-cash write offs of unamortized debt issuance costs. As a result of the 2013 refinancing activities and the early extinguishment of American’s 7.50% senior secured notes in 2014, American recognized $65 million less interest expense in 2014 as compared to the 2013 period.

Other nonoperating expense, net of $153 million in 2014 consisted principally of net foreign currency losses of $92 million and early debt extinguishment charges of $48 million. Other nonoperating expense, net of $84 million in 2013 consisted principally of net foreign currency losses of $55 million and early debt extinguishment charges of $29 million. Other nonoperating expense, net increased $69 million, or 81.0%, during 2014 primarily due to special charges recognized as a result of early debt extinguishment and an increase in foreign currency losses driven by the strengthening of the U.S. dollar in foreign currency transactions, principally in Latin American markets. American recorded a $43 million special charge for Venezuelan foreign currency losses in 2014. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of our cash held in Venezuelan bolivars. In addition, American’s nonoperating special items included $48 million in special charges in the 2014 primarily related to the early extinguishment of American’s 7.50% senior secured notes and other indebtedness.

Reorganization Items, Net

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on American’s consolidated statement of operations for the year ended December 31, 2013 (in millions):

2013
Labor-related deemed claim (1)	$1,733
Aircraft and facility financing renegotiations and rejections (2), (3)	320
Fair value of conversion discount (4)	218
Professional fees	199
Other	170

Total reorganization items, net	$2,640

(1)

In exchange for employees’ contributions to the successful reorganization, including agreeing to reductions in pay and benefits, American agreed in the Plan to provide each employee group a deemed claim, which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a portion of the value of cost savings provided by that group through reductions to pay and benefits as well as through certain work rule changes. The total value of this deemed claim was approximately $1.7 billion.

(2)

Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing or facility agreement and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim. See Note 2 to American’s Consolidated Financial Statements in Part II, Item 8B for further information.

(3)

Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the year ended December 31, 2013, American recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $180 million, allowed general unsecured claims related to the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at JFK, and rejected bonds that financed certain improvements at ORD, which are included in the table above.

(4)

The Plan allowed unsecured creditors receiving AAG Series A Preferred Stock a conversion discount of 3.5%. Accordingly, American recorded the fair value of such discount upon the confirmation of the Plan by the Bankruptcy Court.

2013 Compared to 2012

Operating Revenues

	Year Ended December 31,		Percent Increase (Decrease)
	2013	2012
	(In millions, except percentage changes)
Mainline passenger	$19,594	$18,743	4.5
Regional passenger	2,927	2,914	0.5
Cargo	676	675	—
Other	2,563	2,493	2.8

Total operating revenues	$25,760	$24,825	3.8

Total operating revenues in 2013 were $25.8 billion as compared to $24.8 billion in 2012, an increase of $935 million or 3.8%, which was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues increased 4.5% to $19.6 billion in 2013 as compared to $18.7 billion in 2012 due to an increase in ASMs and yield.

•	Regional passenger revenues were $2.9 billion, which was relatively flat as compared to 2012 due to an increase in ASMs, offset by a decrease in yield.

•

Other revenues were $2.6 billion in 2013, an increase of $70 million, or 2.8%, primarily due to increased revenues associated with the sale of AAdvantage frequent flyer mileage credits and a $31 million special credit related to a change in accounting method resulting from the modification of American’s AAdvantage miles agreement with Citibank.

Operating Expenses

	Year Ended December 31,		Percent Increase (Decrease)
	2013	2012
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$7,628	$7,705	(1.0)
Salaries, wages and benefits	5,267	6,208	(15.2)
Maintenance, materials and repairs	1,222	1,158	5.5
Other rent and landing fees	1,117	1,083	3.2
Aircraft rent	743	554	34.2
Selling expenses	1,128	1,059	6.5
Depreciation and amortization	830	845	(1.7)
Special items, net	282	386	(26.9)
Other	2,935	2,696	8.9

Total mainline operating expenses	$21,152	$21,694	(2.5)

Regional expenses:
Fuel	1,055	1,012	4.2
Other	2,019	2,037	(0.9)

Total regional expenses	$3,074	$3,049	0.8

Total operating expenses	$24,226	$24,743	(2.1)

Total operating expenses in 2013 were $24.2 billion as compared to $24.7 billion in 2012, a decrease of $517 million or 2.1%. Significant changes in the components of operating expenses are as follows:

•

Salaries, wages and benefits decreased $941 million, or 15.2%, due to the results of voluntary and involuntary terminations in connection with the 2012 restructuring plan, as well as effects related to the freezing of American’s pension plan in 2012.

•	Aircraft rent increased $189 million, or 34.2%, as a result of new aircraft deliveries in 2013 as American continued its fleet renewal program.

•	Selling expenses increased $69 million, or 6.5%, as a result of higher commissions and credit card fees related to the increase in passenger revenues.

•	Other operating expenses increased $239 million, or 8.9%, due to higher costs associated with outsourced services and enhanced customer product offerings.

Regional Operating Expenses

Total regional expenses increased $25 million, or 0.8%, in 2013 to $3.1 billion from $3.0 billion in 2012. The year-over-year increase was primarily driven by a $43 million, or 4.2%, increase in fuel costs driven by higher fuel consumption due to the transition from turboprop to regional jet aircraft.

Nonoperating Income (Expense)

	Year Ended December 31,		Percent Increase (Decrease)
	2013	2012
	(In millions, except percentage changes)
Interest income	$20	$25	(21.3)
Interest expense, net of capitalized interest	(710)	(646)	9.8
Other, net	(84)	223	nm

Total nonoperating expense, net	$(774)	$(398)	(94.2)

Interest expense, net of capitalized interest increased $64 million, or 9.8%, to $710 million in 2013 from $646 million in 2012 primarily due to special charges of $92 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and penalty interest related to 10.5% secured notes and 7.50% senior secured notes.

Other nonoperating expense, net of $84 million in 2013 consists principally of net foreign currency losses of $55 million and early debt extinguishment charges of $48 million. Other nonoperating income in 2012 consisted principally of a $280 million special credit related to the settlement of a commercial dispute partially offset by net foreign currency losses.

Reorganization Items, Net

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on American’s consolidated statements of operations for the years ended December 31, 2013 and 2012 (in millions):

	2013	2012
Pension and postretirement benefits	$—	$(66)
Labor-related deemed claim (1)	1,733	—
Aircraft and facility financing renegotiations and rejections (2), (3)	320	1,951
Fair value of conversion discount (4)	218	—
Professional fees	199	227
Other	170	67

Total reorganization items, net	$2,640	$2,179

(1)

In exchange for employees’ contributions to the successful reorganization, including agreeing to reductions in pay and benefits, American agreed in the Plan to provide each employee group a deemed claim, which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a portion of the value of cost savings provided by that group through reductions to pay and benefits as well as through certain work rule changes. The total value of this deemed claim was approximately $1.7 billion.

(2)

Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing or facility agreement and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim. See Note 2 to American’s Consolidated Financial Statements in Part II, Item 8B for further information.

(3)

Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the year ended December 31, 2013, American recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $180 million, allowed general unsecured claims related to the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at JFK, and rejected bonds that financed certain improvements at ORD, which are included in the table above.

(4)

The Plan allowed unsecured creditors receiving AAG Series A Preferred Stock a conversion discount of 3.5%. Accordingly, American recorded the fair value of such discount upon the confirmation of the Plan by the Bankruptcy Court.

Liquidity and Capital Resources

Cash, Short-Term Investments and Restricted Cash

As of December 31, 2014, AAG’s total cash, short-term investments and restricted cash and short-term investments was $8.1 billion, of which $774 million was restricted. Additional detail is provided in the table below (in millions):

	AAG		American
	December 31,		December 31,
	2014	2013	2014	2013
Cash	$994	$1,140	$785	$829
Short-term investments	6,309	8,111	3,290	5,162
Restricted cash and short-term investments (1)	774	1,035	650	702

Total cash, short-term investments and restricted cash and short-term investments	$8,077	$10,286	$4,725	$6,693

(1)	Our restricted cash and short-term investments related primarily to collateral held to support projected workers’ compensation obligations.

As of December 31, 2014, $804 million of our cash and short-term investments balances were held in foreign bank accounts, of which approximately $656 million was held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars and approximately $35 million valued at 12.0 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system that we participate in. Our cash balance held in Venezuelan bolivars decreased $54 million from the December 31, 2013 balance of $710 million primarily due to $88 million in cash repatriations and $30 million in foreign currency losses as described below, partially offset by additional cash proceeds from ticket sales in early 2014. In the second and third quarters of 2014, we repatriated $65 million including $31 million valued at 6.3 bolivars to the dollar and $34 million valued at 10.6 bolivars to the dollar. In the fourth quarter of 2014, we incurred an $11 million foreign currency loss related to the receipt of $23 million at a rate of 6.3 bolivars to the dollar for one of our 2012 repatriation requests originally valued at a rate of 4.3 bolivars to the dollar. Accordingly, we revalued our remaining pending 2012 repatriation requests from 4.3 to 6.3 bolivars to the dollar resulting in additional foreign currency losses of $19 million. In total, we recognized a $30 million special charge for these foreign currency losses in the fourth quarter of 2014. During 2014, we significantly reduced capacity in this market and we are no longer accepting bolivars as payment for airline tickets. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for additional foreign currency losses, which could be material, particularly in light of the uncertainty posed by the new foreign exchange regulations announced in mid-February 2015 and the continued deterioration of economic conditions in Venezuela. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

Share Repurchase Programs

In July 2014, as part of a capital deployment program, our Board of Directors authorized a $1.0 billion share repurchase program which was completed in December 2014. During the year ended December 31, 2014, we repurchased 23.4 million shares of AAG Common Stock for $1.0 billion at a weighted average cost per share of $42.72.

On January 27, 2015, we announced that our Board of Directors had authorized a new $2.0 billion share repurchase program to be completed by the end of 2016. Shares repurchased under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

Separate from our share repurchase programs, during 2014, we also withheld approximately 9 million shares of AAG Common Stock and paid approximately $325 million in satisfaction of certain tax withholding obligations associated with distributions under the Plan and employee equity awards.

Cash Dividends Paid

In July 2014, as part of our capital deployment program, our Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of August 4, 2014, and payable on August 18, 2014.

In October 2014, our Board of Directors declared a $0.10 per share dividend for shareholders of record on November 3, 2014, and payable on November 17, 2014.

In January 2015, our Board of Directors declared a $0.10 per share dividend for shareholders of record on February 9, 2015, and payable on February 23, 2015.

The total cash payment for dividends during the year ended December 31, 2014 was $144 million.

Any future dividends that may be declared and paid from time to time under our capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our capital deployment program does not obligate us to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

Sources and Uses of Cash

AAG

2014 Compared to 2013

Operating Activities

Net cash provided by operating activities was $3.1 billion and $675 million in 2014 and 2013, respectively, a period-over-period increase of $2.4 billion. This period-over-period improvement in cash flow generated from operating activities is principally due to increased profitability and the inclusion of a full year of US Airways Group’s net cash provided by operating activities for the year ended December 31, 2014. These increases were offset in part by higher pension contributions made during 2014. During the year ended December 31, 2014 and 2013, we contributed $810 million and $494 million, respectively, to fund our defined benefit pension plans, representing a $316 million period-over-period increase in contributions.

Investing Activities

Net cash used in investing activities was $2.9 billion and $3.8 billion in 2014 and 2013, respectively.

Principal investing activities in the 2014 period included expenditures of $5.3 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 20 Boeing 737 family aircraft, six Boeing 777 aircraft, 25 Airbus A320 family aircraft, three Airbus A330 family aircraft and 16 Bombardier CRJ900 aircraft, the purchase of aircraft previously leased including three Airbus A330 family aircraft, three Boeing 777 aircraft and nine Airbus A320 family aircraft, as well as pre-delivery deposits for certain aircraft on order. These cash outflows were offset in part by $1.8 billion in net sales of short-term investments, $307 million in proceeds from the sale of DCA Slots and a $261 million decrease in restricted cash and short-term investments primarily due to lower collateral requirements with respect to projected workers’ compensation obligations.

Principal investing activities in 2013 included expenditures of $3.1 billion for property and equipment, consisting primarily of the purchase of 31 Boeing 737 aircraft and eight Boeing 777 aircraft as well as pre-delivery deposits for certain aircraft on order and $1.2 billion in net purchases of short-term investments. These cash outflows were offset in part by proceeds from the sale of certain property and equipment and a $147 million decrease in restricted cash and short-term investments primarily due to lower collateral requirements with respect to projected workers’ compensation obligations. Additionally, in connection with the Merger, we acquired the $206 million cash balance of US Airways Group.

Financing Activities

Net cash used in financing activities was $315 million in 2014 as compared to net cash provided by financing activities of $3.8 billion in 2013.

Principal financing activities in the 2014 period included $1.0 billion in stock repurchases and debt repayments of $3.1 billion, including the $1.0 billion prepayment of American’s 7.50% senior secured notes, the $175 million cash settlement of US Airways Group’s 7.25% convertible notes, the $155 million prepayment of outstanding debt secured by certain aircraft and the $366 million prepayment of certain airport facility revenue bonds. These cash outflows were offset in part by proceeds from the issuance of $3.3 billion of debt, primarily including the $750 million term loan under the 2014 Credit Facilities, the 5.50% senior notes, $1.8 billion of certain EETC equipment notes and other aircraft related financings, as well as $811 million of proceeds from sale-leaseback transactions related to the financing of 20 Boeing 737 family aircraft.

Principal financing activities in 2013 included proceeds of $6.8 billion and consisted primarily of the issuance of debt of $5.1 billion, including the $1.9 billion 2013 Citicorp Credit Facility and proceeds from sale-leaseback transactions of $1.7 billion. These cash inflows were offset in part by debt repayments of $2.9 billion.

2013 Compared to 2012

Operating Activities

Net cash provided by operating activities was $675 million and $1.3 billion in 2013 and 2012, respectively, a year-over-year decrease of $610 million. This year-over-year decrease was primarily due to the inclusion of US Airways Group’s net cash used in operating activities of $327 million, for the post-Merger period from December 9, 2013 to December 31, 2013, and our emergence from bankruptcy in 2013 which triggered cash payments for certain liabilities.

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

American

2014 Compared to 2013

Operating Activities

Net cash provided by operating activities was $1.5 billion and $949 million in 2014 and 2013, respectively, a period-over-period increase of $528 million. This period-over-period improvement in cash flow generated from operating activities is principally due to increased profitability offset in part by higher pension contributions made during 2014. During the years ended December 31, 2014 and 2013, American contributed $809 million and $494 million, respectively, to fund its defined benefit pension plans, representing a $315 million period-over-period increase in contributions.

Investing Activities

Net cash used in investing activities was $1.9 billion and $4.5 billion in 2014 and 2013, respectively.

Principal investing activities in the 2014 period included expenditures of $3.9 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 20 Boeing 737 family aircraft, six Boeing 777 aircraft, seven Airbus A320 family aircraft and 16 Bombardier CRJ900 aircraft, the purchase of aircraft previously being leased including three Boeing 777 aircraft and nine Airbus A320 family aircraft, as well as pre-delivery deposits for certain aircraft on order and $198 million of cash transferred to affiliates. These cash outflows were offset in part by $1.9 billion in net sales of short-term investments, $299 million in proceeds from the sale of DCA Slots and a $52 million decrease in restricted cash and short-term investments primarily due to lower collateral requirements with respect to projected workers’ compensation obligations.

Principal investing activities in 2013 included expenditures of $3.0 billion for property and equipment, consisting primarily of the purchase of 31 Boeing 737 aircraft and eight Boeing 777 aircraft as well as pre-delivery deposits for certain aircraft on order and $1.8 billion in net purchases of short-term investments. These cash outflows were offset in part by $115 million in proceeds from the sale of certain property and equipment and a $148 million decrease in restricted cash and short-term investments.

Financing Activities

Net cash provided by financing activities was $368 million in 2014 as compared to net cash provided by financing activities of $3.9 billion in 2013.

Principal financing activities in the 2014 period included debt repayments of $2.3 billion including the $1.0 billion prepayment of American’s 7.50% senior secured notes, the $293 million prepayment of certain airport facility revenue bonds and the $88 million prepayment of outstanding debt secured by certain aircraft. These cash outflows were offset in part by proceeds from the issuance of $2.0 billion of debt, primarily including the $750 million term loan under the 2014 Credit Facilities, $1.2 billion of certain EETC equipment notes and other aircraft related financings, as well as $811 million of proceeds from sale-leaseback transactions related to the financing of 20 Boeing 737 family aircraft.

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

Commitments

Significant Indebtedness

As of December 31, 2014, AAG and American had $18.0 billion and $11.3 billion, respectively, in long-term debt and capital leases (including current maturities and before debt discount). See Note 9 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 6 to American’s Consolidated Financial Statements in Part II, Item 8B for further information on all indebtedness as of December 31, 2014. Our significant indebtedness includes the 2013 Credit Facilities, the 2013 Citicorp Credit Facility and the 2014 Credit Facilities described below.

2013 Credit Facilities

On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, the 2013 Credit Agreement) with certain lenders. The 2013 Credit Agreement provides for a term loan facility (the 2013 Term Loan Facility) that is scheduled to mature on June 27, 2019, unless otherwise extended by the applicable parties. As of December 31, 2014, $1.9 billion was outstanding under the 2013 Term Loan Facility.

The 2013 Credit Agreement originally provided for a $1.0 billion revolving credit facility (the 2013 Revolving Facility and, together with the 2013 Term Loan Facility, the 2013 Credit Facilities) scheduled to mature on June 27, 2018, unless otherwise extended by the applicable parties. The 2013 Term Loan Facility is repayable in quarterly installments in an amount equal to 0.25% of the original principal amount thereof with any unpaid balance due on the maturity date of the 2013 Term Loan Facility. The 2013 Revolving Facility provided that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. On October 10, 2014, American and AAG amended the 2013 Credit Agreement to extend the maturity date of the 2013 Revolving Facility to October 10, 2019 and increased the commitments thereunder to an aggregate amount of $1.4 billion while reducing the letter of credit commitments thereunder to $300 million. As of December 31, 2014, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.

The 2013 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75%, with respect to the 2013 Term Loan Facility) plus an applicable LIBOR margin. The applicable LIBOR margin is 3.00% for borrowings under both the 2013 Term Loan Facility and the 2013 Revolving Facility.

Upon consummation of the Merger, US Airways Group and US Airways joined the 2013 Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the 2013 Credit Facilities were automatically increased.

Subject to certain limitations and exceptions, the 2013 Credit Facilities are secured by certain collateral, including certain route authorities and certain take-off and landing rights and gate leaseholds at certain airports. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Credit Facilities as more fully described below in “Collateral Related Covenants.”

The 2013 Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Credit Facilities may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2013 Credit Agreement) occurs, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the 2013 Credit Facilities and terminate the 2013 Revolving Facility. The 2013 Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the 2013 Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

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

The 2013 Citicorp Credit Facility consists of tranche B-1 term loans (Tranche B-1) and tranche B-2 term loans (Tranche B-2). As of December 31, 2014, $990 million was outstanding under Tranche B-1 and $594 million was outstanding under Tranche B-2. Voluntary prepayments may be made at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following January 16, 2014.

As of December 31, 2014, the 2013 Citicorp Credit Facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. The applicable LIBOR margin is 2.75% for Tranche B-1 and 2.25% for Tranche B-2.

Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively (unless otherwise extended by the applicable parties), and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1.00% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.

Subject to certain limitations and exceptions, the obligations of US Airways under the 2013 Citicorp Credit Facility are secured by liens on certain take-off and landing rights at certain airports, and certain other assets of US Airways. US Airways is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Citicorp Credit Facility as more fully described below in “Collateral Related Covenants.”

The 2013 Citicorp Credit Facility agreement contains events of default customary for similar financings, including a cross-default provision to certain other material indebtedness of US Airways and certain of its affiliates. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Citicorp Credit Facility may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2013 Citicorp Credit Facility agreement) occurs, US Airways will (absent an amendment or waiver) be required to repay the outstanding loans in full together with accrued interest thereon to the date of such prepayment. The 2013 Citicorp Credit Facility agreement includes affirmative, negative and financial covenants that, among other things, (a) require AAG and its restricted subsidiaries to maintain unrestricted liquidity of not less than $2.0 billion, with not less than $750 million held in accounts subject to control agreements, and (b) restrict the ability of US Airways Group, its subsidiaries party to the 2013 Citicorp Credit Facility, AAG and American to make certain investments, pay dividends and make certain other payments, make certain acquisitions, incur liens on the collateral, dispose of collateral, enter into certain affiliate transactions, enter into certain hedging transactions, and engage in certain business activities, in each case subject to certain exceptions.

Senior Secured Notes

In March 2014, American prepaid $100 million of its 7.50% senior secured notes at a redemption price of 103% of their principal amount plus accrued and unpaid interest. In July 2014, American prepaid the remaining outstanding principal balance of $900 million at a redemption price of 103.75% of outstanding principal amount plus accrued and unpaid interest. In connection with the prepayment of the outstanding 7.50% senior secured notes, American paid $37 million of cash premiums and recorded a $5 million non-cash write off of unamortized deferred issuance costs during the year ended December 31, 2014.

7.25% Convertible Notes

In March 2014, we notified the holders of US Airways Group’s 7.25% convertible notes that we had elected to settle solely in cash instead of shares of AAG Common Stock all conversions during the period beginning on March 15, 2014 and ending on, and including, the second scheduled trading day immediately preceding the maturity date of May 15, 2014. In May 2014, we settled all outstanding 7.25% convertible notes in cash for approximately $175 million.

Other Aircraft Financing Transactions

In May 2014, we prepaid $113 million principal amount of outstanding debt secured by certain aircraft.

During 2014, American entered into loan agreements to borrow $286 million in connection with financing certain aircraft deliveries. The notes mature in 2026 and bear interest at a rate of LIBOR plus an applicable margin.

2013-1 EETCs

During 2014, US Airways issued $559 million of equipment notes in two series under its 2013-1 EETCs completed in April 2013: Series A equipment notes in the amount of $423 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $136 million bearing interest at 5.375% per annum. As of December 31, 2014, the full $820 million of the escrowed proceeds from US Airways’ 2013-1 EETCs have been used to purchase Series A and Series B equipment notes issued by US Airways. The equipment notes are secured by liens on aircraft.

2014-1 EETCs

In September 2014, American created two pass-through trusts which issued approximately $957 million aggregate face amount of Series 2014-1 Class A and Class B EETCs in connection with the financing of 17 aircraft recently delivered to, and owned by, American (the 2014 EETC Aircraft).

As of December 31, 2014, the full $957 million of the escrowed proceeds from the 2014-1 EETCs have been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $742 million bearing interest at 3.70% per annum and Series B equipment notes in the amount of $215 million bearing interest at 4.375% per annum. Interest and principal payments on the equipment notes are scheduled to be made in April and October of each year, beginning in April 2015. The final payments on the Series A and Series B equipment notes will be due in October 2026 and October 2022, respectively. The equipment notes are secured by liens on the 2014 EETC Aircraft.

Obligations Associated with Special Facility Revenue Bonds

In 2014, we prepaid $314 million of obligations, of which $135 million was a reduction of debt on our balance sheet, associated with special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities. The remaining portion of these obligations was accounted for as an operating lease.

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

In December 2014, American purchased approximately $112 million aggregate principal amount of special facility revenue bonds related to the Tulsa International Airport, when such bonds were mandatorily tendered to American. Of this amount, $11 million was a reduction of debt on American’s balance sheet. American has the option to remarket these bonds in the future.

5.50% Senior Notes

In September 2014, we issued $750 million aggregate principal amount of 5.50% senior notes due 2019 (the 5.50% senior notes). These notes bear interest at a rate of 5.50% per annum, which is payable semi-annually in arrears on each April 1 and October 1, beginning April 1, 2015. The 5.50% senior notes mature on October 1, 2019 and are fully and unconditionally guaranteed by American, US Airways Group and US Airways. The 5.50% senior notes are senior unsecured obligations of AAG. The indenture for the 5.50% senior notes contains covenants and events of default generally customary for similar financings. In addition, if we experience specific kinds of changes of control, we must offer to repurchase the 5.50% senior notes at a price of 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date. Upon the occurrence of certain events of default, the 5.50% senior notes may be accelerated and become due and payable.

2014 Credit Facilities

On October 10, 2014, American, AAG, US Airways Group and US Airways entered into a Credit and Guaranty Agreement (the 2014 Credit Agreement) with certain lenders. The 2014 Credit Agreement provides for a $750 million term loan facility (the 2014 Term Loan Facility) and a $400 million revolving credit facility (the 2014 Revolving Facility and, together with the 2014 Term Loan Facility, the 2014 Credit Facilities). As of December 31, 2014, $750 million was outstanding under the 2014 Term Loan Facility. The 2014 Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder. American may have letters of credit issued under the 2014 Revolving Facility in an aggregate amount outstanding at any time up to $300 million. As of December 31, 2014, there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.

Subject to certain limitations and exceptions, the 2014 Credit Facilities are secured by certain collateral, including certain route authorities and certain take-off and landing rights and gate leaseholds at certain airports. The obligations of American under the 2014 Credit Facilities are guaranteed by AAG, US Airways Group and US Airways. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2014 Credit Facilities as more fully described below in “Collateral Related Covenants.”

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

The 2014 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75% in the case of the 2014 Term Loan Facility) plus an applicable LIBOR margin. The applicable LIBOR margins are 3.50% and 3.00% for borrowings under the 2014 Term Loan Facility and the 2014 Revolving Facility, respectively. If American has a corporate credit rating of Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin is 3.25% under the 2014 Term Loan Facility.

The 2014 Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the

2014 Credit Facilities may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2014 Credit Agreement) occurs with respect to AAG, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the 2014 Credit Facilities and terminate the 2014 Revolving Facility. The 2014 Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the 2014 Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

AAdvantage Loan

American had the right to repay in cash, without premium or penalty, any or all of the amounts owed to Citibank under the AAdvantage Loan. Effective January 2, 2015, American exercised its loan repayment right with respect to the full value of the outstanding balance to Citibank for $400 million. In connection with the repayment, in the first quarter of 2015, American will recognize an early debt extinguishment gain of approximately $17 million. The entire outstanding balance of the obligation is reflected in current maturities of long-term debt on the accompanying consolidated balance sheet as of December 31, 2014.

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

Collateral Related Covenants

Certain of our debt financing agreements contain loan to value ratio covenants and require us to periodically appraise the related collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part, as described below.

Specifically, we are required to meet certain collateral coverage tests on a periodic basis on three Credit Facilities, as described below:

	2014 Credit Facilities	2013 Credit Facilities	2013 Citicorp Credit Facility

Frequency of Appraisals of Appraised Collateral	Annual	Semi-Annual	Once per Fiscal Year (1)

LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.5x Collateral valuation to amount of debt outstanding (66.7% LTV)

LTV as of Last Measurement Date	21.9%	33.7%	61.8%

Collateral Description	Generally, certain route authorities, take-off and landing slots, and rights to airport facilities used by American to operate certain services between the U.S. and London Heathrow, Tokyo Narita, and China	Generally, certain route authorities, take-off and landing slots, and rights to airport facilities used by American to operate all services between the U.S. and South America	Generally, certain Slots (e.g., DCA and LaGuardia), accounts receivable, certain engines, certain spare parts and ground service equipment, certain simulators, certain leasehold real estate assets and cash

(1)	With respect to spare parts, one physical appraisal and one desktop appraisal are required in each fiscal year.

At December 31, 2014, we were in compliance with the applicable collateral coverage tests as of the most recent measurement dates.

Credit Ratings

The following table details our credit ratings as of December 31, 2014:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Credit Rating	Moody’s Corporate Family Rating
American Airlines Group	B+	B+	B1
American Airlines	B+	B+	*

*	The credit agency does not rate this category for this entity.

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

Aircraft and Engine Purchase Commitments

As of December 31, 2014, we had definitive purchase agreements with Airbus, Boeing and other manufacturers for the acquisition of the following mainline and regional aircraft:

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Airbus
A320 Family	42	25	20	—	—	—	87
A320neo	—	—	10	25	25	40	100
A350 XWB	—	—	6	10	6	—	22
Boeing
737 Family	18	20	20	—	—	—	58
737 MAX	—	—	3	17	20	60	100
777-300 ER	2	2	—	—	—	—	4
787 Family	12	13	10	7	—	—	42
Bombardier
CRJ900 (1)	18	20	—	—	—	—	38
Embraer
ERJ175 (1)	24	24	12	—	—	—	60

Total	116	104	81	59	51	100	511

(1)	These aircraft may be operated by wholly-owned subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.

We also had agreements for 55 spare engines to be delivered in 2015 and beyond. Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2014 are expected to be as follows (approximately, in millions):

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Payments for American aircraft commitments and certain engines (1)	$4,586	$4,856	$4,165	$3,241	$2,654	$5,651	$25,153
Payments for US Airways aircraft commitments and certain engines (1)	$524	$122	$772	$1,050	$588	$—	$3,056

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted Boeing a security interest in its purchase deposits with Boeing. Our purchase deposits totaled $1.2 billion as of December 31, 2014.

In April 2014, we exercised our option to purchase, and terminated our existing lease financing arrangements with respect to, 62 Airbus A320 family aircraft scheduled to be delivered between the first quarter of 2015 and the third quarter of 2017. In connection with our exercise of such option, we also exercised our right to convert firm orders for 30 Airbus A320neo aircraft, scheduled to be delivered in 2021 and 2022, to options to acquire such aircraft. The table above reflects these changes.

In December 2014, we exercised our right under our purchase agreement with Bombardier to convert 24 of our 40 option order CRJ900 aircraft to firm orders to acquire such aircraft.

As of December 31, 2014, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 83 Airbus A320 family aircraft, 10 Airbus A320neo aircraft, six Airbus A350 XWB aircraft, 13 Boeing 737 family aircraft, three 737 MAX aircraft, four Boeing 777-300 ER aircraft, and 35 Boeing 787 family aircraft. In addition, we did not have financing commitments in place for aircraft currently on order and scheduled to be delivered in 2018 and beyond. See Part I, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully.”

Credit Card Processing Agreements

We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to us soon after the purchase is completed, the air travel generally occurs after that time, and the processor may have liability if we do not ultimately provide the air travel. Our agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. Certain of our agreements provide that these holdback requirements can be modified at the discretion of the processing companies, up to the estimated liability for future air travel purchased with the respective credit cards, upon the occurrence of specified events, including material adverse changes in our financial condition. The amount that the processing companies may withhold also varies as a result of changes in financial risk due to seasonal fluctuations in ticket volume. Additional holdback requirements will reduce our liquidity in the form of unrestricted cash by the amount of the holdbacks.

Pension Funding Obligation

We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of Employee Retirement Income Security Act of 1974 (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act of 2012. In 2014, we made our aggregate minimum required contributions for 2014 of $171 million, and made $639 million in supplemental contributions to our pension plans, above and beyond the $171 million of minimum required contributions.

Based on our current funding assumptions, we have no minimum required contributions until 2019. Currently, our minimum funding obligation for our pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Upon expiration of these rules, our funding obligations are likely to increase materially. The amount of these obligations will depend on the performance of our investments held in trust by the pension plans, interest rates for determining liabilities and our actuarial experience.

Labor Agreements

In June 2014, we reached three agreements with IAM covering 11,000 US Airways mechanics, fleet service agents and maintenance training specialists. In July 2014, these three-year agreements that amend pre-merger contracts were ratified by IAM and will remain in effect until a joint collective bargaining agreement can be reached with their colleagues at the TWU to cover more than 30,000 employees at the new American Airlines.

On December 18, 2014, we reached a JCBA with the APFA. On December 23, 2014, the APFA JCBA pay rates were increased by 4% due to a corporate wide initiative announced on that day. The new agreement did not require ratification and was effective immediately with the wage increases under the JCBA becoming effective January 1, 2015. We estimate that our total flight attendant costs in 2015 will be approximately $200 million higher as a result of this new agreement.

On January 3, 2015, we reached a tentative agreement with the APA on a five-year JCBA, which was ratified on January 30, 2015. The new, higher pay rates were implemented retroactive to December 2, 2014. We estimate that the ratified contract will increase our 2015 cost of pilot compensation and benefits by approximately $650 million.

In 2014, Envoy pilots ratified a new 10 year collective bargaining agreement, Piedmont pilots ratified a new 10 year collective bargaining agreement and Piedmont flight attendants ratified a new five-year collective bargaining agreement.

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

We have no off-balance sheet arrangements of the types described in the first three categories above that we believe may have a material current or future effect on financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or results of operations are disclosed in Note 15 to AAG’s Consolidated Financial Statements included in Part II, Item 8A and Note 12 to American’s Consolidated Financial Statements in Part II, Item 8B.

Special Facility Revenue Bonds

We guarantee the payment of principal and interest of certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment which is leased to us. Under such leases, we are required to make rental payments through 2035, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2014, the remaining lease payments guaranteeing the principal and interest on these bonds are $449 million, which are accounted for as operating leases.

Pass-Through Trusts

We have financed certain aircraft and engines with pass-through trust certificates, or EETCs, issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance our acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American and US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American and US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at American or US Airways’ election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to American or US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG, American, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American or US Airways and, in certain instances, are guaranteed by AAG or US Airways Group as applicable. As of December 31, 2014, $7.0 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, American or US Airways evaluated whether the leases had characteristics of a variable interest entity. American or US Airways concluded the leasing entities met the criteria for variable interest entities. American and US Airways generally are not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates American or US Airways to absorb decreases in value or entitles American or US Airways to participate in increases in the value of the aircraft. American and US Airways do not provide residual value guarantees to the bondholders or equity participants in the trusts. American’s existing lease arrangements do not contain fixed-price purchase options or similar features. Certain US Airways’ leases have a fair market value or a fixed price purchase option that allows it to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. American and US Airways concluded they were not the primary beneficiary under these arrangements. Therefore, American and US Airways account for their EETC leveraged lease financings as operating leases. American and US Airways’ total future obligations under these leveraged lease financings are $2.1 billion as of December 31, 2014.

AAG Contractual Obligations

The following table provides details of our future cash contractual obligations as of December 31, 2014. The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	2015	2016	2017	2018	2019	2020 and Thereafter	Total
American
Debt and capital lease obligations (1), (3)	$1,230	$698	$942	$844	$2,744	$4,791	$11,249
Interest obligations (2), (3)	525	478	486	497	374	1,094	3,454
Commitments for aircraft and engine purchases (4)	4,586	4,856	4,165	3,241	2,654	5,651	25,153
Operating lease commitments (5)	1,391	1,293	1,240	1,141	1,069	4,939	11,073
Regional capacity purchase agreements (6)	502	592	463	446	430	2,242	4,675
Minimum pension obligations (7)	—	—	—	—	853	3,606	4,459
Retiree medical and other purchase obligations	461	260	215	192	166	374	1,668

Total American Contractual Obligations	$8,695	$8,177	$7,511	$6,361	$8,290	$22,697	$61,731

AAG Parent, US Airways Group and Other AAG Subsidiaries
Debt and capital lease obligations (1), (3)	$478	$964	$396	$1,035	$2,156	$1,685	$6,714
Interest obligations (2), (3)	321	303	275	239	168	270	1,576
Commitments for aircraft and engine purchases (4)	524	122	772	1,050	588	—	3,056
Operating lease commitments (5)	719	624	569	417	330	782	3,441
Regional capacity purchase agreements (6)	1,082	1,024	1,016	751	636	860	5,369
Retiree medical and other purchase obligations	9	9	9	9	7	35	78

Total AAG Contractual Obligations	$11,828	$11,223	$10,548	$9,862	$12,175	$26,329	$81,965

(1)	Amounts represent contractual amounts due. For American, excludes $42 million and for US Airways Group, excludes $17 million of unamortized debt discount as of December 31, 2014.

(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at December 31, 2014.

(3)

For American, includes $4.3 billion of future principal payments and $1.1 billion of future interest payments, respectively, and for US Airways Group, includes $2.7 billion of future principal payments and

$867 million of future interest payments, respectively, as of December 31, 2014, related to EETCs associated with mortgage financings for the purchase of certain aircraft.

(4)

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about the obligations of American and US Airways Group.

(5)

For American, includes $269 million and for US Airways Group, includes $1.8 billion of future minimum lease payments related to EETC leverage leased financings of certain aircraft as of December 31, 2014.

(6)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(7)

Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2024. See Note 10 to American’s Consolidated Financial Statements in Part II, Item 8B.

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

OTHER INFORMATION

Basis of Presentation

See Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 4 to American’s Consolidated Financial Statements in Part II, Item 8B for information regarding the basis of presentation.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that impact the preparation of our Consolidated Financial Statements. See the summary of significant accounting policies included in Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 4 to American’s Consolidated Financial Statements in Part II, Item 8B for additional discussion of the application of these estimates and other accounting policies.

Passenger revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. AAG’s air traffic liability was $4.3 billion and $4.4 billion as of December 31, 2014 and 2013, respectively, and American’s air traffic liability was $3.0 billion and $3.1 billion as of December 31, 2014 and 2013, respectively.

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

Long-lived Assets

Long-lived assets consist of flight equipment along with other fixed assets and amortizing intangible assets such as certain domestic take-off and landing rights, customer relationships, marketing agreements and tradenames. In addition to the original cost, the recorded value of our fixed assets is impacted by a number of estimates made, including estimated useful lives, salvage values and our determination as to whether aircraft are temporarily or permanently grounded. Amortizing intangible assets are originally recorded at their acquired fair values and are subsequently amortized over their estimated useful lives. See Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 4 to American’s Consolidated Financial Statements in Part II, Item 8B for further information.

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

The majority of American’s and US Airways’ fleet types are depreciated over 25-30 years. It is possible that the ultimate lives of our aircraft will be significantly different than the current estimate due to unforeseen events in the future that impact our fleet plan, including positive or negative developments in the areas described above. For example, operating the aircraft for a longer period will result in higher maintenance, fuel and other operating costs than if we replaced the aircraft.

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

Goodwill and indefinite-lived intangible assets are measured for impairment by initially performing a qualitative screen. Under the qualitative approach, we analyze the following factors to determine if events and circumstances have affected the fair value of goodwill and indefinite-lived intangible assets: (1) negative trends in our market capitalization, (2) an increase in fuel prices, (3) declining passenger mile yields, (4) lower passenger demand as a result of a weakened U.S. and global economy and (5) changes to the regulatory environment.

If we determine that it is more likely than not that the asset value may be impaired, we use the quantitative approach to assess the asset’s fair value and the amount of the impairment. Under the quantitative approach, we calculate the fair value of the asset using the following assumptions: (1) our projected revenues, expenses and cash flows, (2) an estimated weighted average cost of capital, (3) assumed discount rates depending on the asset (4) a tax rate and (5) market prices for comparable assets. These assumptions are consistent with those which hypothetical market participants would use. If the asset’s carrying value exceeds its fair value calculated using the quantitative approach, we will record an impairment charge for the difference in fair value and carrying value.

Based upon our annual testing, there were no impairments of our goodwill and indefinite-lived assets in 2014.

Business Combination Measurements

In accordance with applicable accounting standards, we estimated the fair value of US Airways’ assets and liabilities as of the closing date of the Merger, December 9, 2013. These fair value adjustments did not result in gains or losses, but were instead an input to the calculation of goodwill related to the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed by us in the Merger.

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

Frequent flyer programs

AAG currently operates two frequent traveler programs, American’s AAdvantage and US Airways’ Dividend Miles. These programs award mileage credits to passengers who fly on American, US Airways and oneworld carriers, as well as certain other partner airlines that participate in the programs. Mileage credits can also be earned through purchases from other non-airline partners that participate in our respective loyalty programs. Mileage credits can be redeemed for travel on American, US Airways or other participating partner airlines, in which case we pay a fee.

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

We applied the acquisition method of accounting in connection with the Merger and therefore recorded the liability for outstanding US Airways mileage credits at fair value, an amount significantly in excess of incremental cost. As of December 31, 2014, the liability for outstanding mileage credits expected to be redeemed for future travel awards for US Airways under the Dividend Miles program was $638 million and is included on the consolidated balance sheets within frequent flyer liability. This liability will be reduced as miles are redeemed and new miles earned will be recorded as a liability based on the incremental cost method discussed above.

As of December 31, 2014, the liability for outstanding mileage credits for the AAdvantage program was $647 million and is included on the consolidated balance sheets within frequent flyer liability.

American and US Airways also sell frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. Historically, we have used the residual method of accounting to determine the values of each component as there had not been a material modification to any significant agreements since our adoption of Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” on January 1, 2011.

During the fourth quarter of 2013, American and Citibank amended their current agreement which resulted in a material modification of the terms of the arrangement. Also, in connection with our acquisition of US Airways on December 9, 2013, a material modification occurred on all of US Airways’ agreements in connection with the Merger. Therefore, subsequent to the amendments of these arrangements, we will apply the relative selling price method to determine the values of each deliverable. Under the relative selling price approach, we identified five revenue elements for the co-branded credit card agreements with Citibank and Barclays: the transportation component; use of the

American and US Airways’ brand including access to frequent flyer member lists; advertising; lounge access; and baggage services (together excluding “the transportation component,” the “marketing component”).

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

Upon application of the relative selling price method in 2013 for American’s Citibank modification, we reduced our travel component liability and recorded other revenue of approximately $31 million. As a result of the change in the marketing component value when the relative selling price method is applied, American and US Airways now defer less revenue per mile sold.

For American’s agreements where there has not been a material modification, we continue to apply the residual method.

As of December 31, 2014 and 2013, AAG had $1.5 billion in deferred revenue from the sale of mileage credits (recorded as frequent flyer liability on the consolidated balance sheets). For the years ended December 31, 2014, 2013 and 2012, AAG’s marketing component of mileage sales recognized at the time of sale in other revenues was approximately $1.4 billion, $834 million and $725 million, respectively.

As of December 31, 2014 and 2013, American had $1.2 billion, in deferred revenue from the sale of mileage credits (recorded as frequent flyer liability on the consolidated balance sheets). For the years ended December 31, 2014, 2013 and 2012, American’s marketing component of mileage sales recognized at the time of sale in other revenues was approximately $1.1 billion, $816 million and $725 million, respectively.

A change to certain estimates used in the calculation of incremental cost could have a material impact on the liability. A 1% increase or decrease in the percentage of travel awards redeemed on partner airlines would have a $31 million impact on the liability as of December 31, 2014. A 10% increase or decrease in the assumed price per gallon of fuel would have a $23 million impact on the liability as of December 31, 2014.

A change to the estimated fair value of the transportation component could have a significant impact on revenue. A 10% increase or decrease in the estimated fair value of the transportation component would have an approximately $91 million impact on revenue recognized in 2014.

The number of one way travel award redemptions during the year ended December 31, 2014, was approximately 7.9 million representing approximately 5.5% of our total mainline and regional RPMs during that period. We believe displacement of revenue passengers is minimal given our load factors and our ability to manage frequent flyer seat inventory.

Pensions and retiree medical and other benefits

We recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension and postretirement plans in the consolidated balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss).

Our pension and other postretirement benefit costs and liabilities are calculated using various actuarial assumptions and methodologies. We use certain assumptions including, but not limited to, the selection of the: (i) discount rate; (ii) expected return on plan assets; (iii) expected health care cost trend rate and (iv) the estimated age of pilot retirement (as discussed below). These assumptions as of December 31 were:

	2014	2013
Pension discount rate (1)	4.30%	5.10%
OPEB discount rate (1)	4.00%	4.71%
Expected return on plan assets (2)	8.00%	8.00%
Expected health care cost trend rate (3):
Pre-65 individuals
Initial	5.25%	6.50%
Ultimate (2023)	4.55%	4.50%
Post-65 individuals
Initial	5.25%	6.50%
Ultimate (2023)	4.55%	4.50%
Pilot Retirement Age	62	63

(1)

When establishing our discount rate to measure our obligations, we match high quality corporate bonds available in the marketplace whose cash flows approximate our projected benefit disbursements. Lowering the discount rate by 50 basis points as of December 31, 2014 would increase our pension and postretirement benefits obligations by approximately $1.4 billion and $58 million, respectively, and increase estimated 2015 pension expense by $7 million and decrease estimated 2015 postretirement benefit expense by $2 million.

(2)

The expected return on plan assets is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions and our target asset allocation of 32% longer duration corporate and U.S. government/agency bonds, 33% U.S. value stocks, 18% developed international stocks, 9% emerging markets stocks and bonds and 8% alternative (private) investments. The expected return on plan assets component of our net periodic benefit cost is calculated based on the fair value of plan assets and our target asset allocation. We monitor our actual asset allocation and believe that our long-term asset allocation will continue to approximate our target allocation. Our historical annualized ten-year rate of return on plan assets, calculated using a geometric compounding of monthly returns, is approximately 8% as of December 31, 2014. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2014 would increase estimated 2015 pension expense and postretirement benefit expense by approximately $53 million and $1 million, respectively.

(3)

The health care cost trend rate is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2015 postretirement benefits expense by $3 million.

During 2014, we revised our mortality assumptions to incorporate the new set of mortality tables issued by the Society of Actuaries, adjusted to reflect our experience and future expectations. This resulted in an increase in the projected benefit obligation of our pension and retiree medical programs of $682 million and $47 million, respectively. We also reviewed and revised certain other economic and demographic assumptions including the pension and retiree medical discount rates and health care cost and trend rates. The net effect of changing these assumptions for the pension and retiree medical plans resulted in an increase of $1.8 billion and a decrease of $64 million, respectively, in the projected benefit obligation at December 31, 2014 primarily due to the decrease in the pension discount rate.

See Note 13 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 10 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information regarding our retirement benefits.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AAG’s Market Risk Sensitive Instruments and Positions

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate our exposure to such changes. Therefore, actual results may differ. See Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A for accounting policies and additional information regarding derivatives.

Aircraft Fuel

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Because of the amount of fuel needed to operate our airlines, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on our costs and liquidity. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.55 per gallon to a high of approximately $3.37 per gallon during the period from January 1, 2011 to December 31, 2014. In order to provide a measure of control over price and supply, we trade and ship fuel and maintain fuel storage facilities to support our flight operations.

During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. We have not entered into any transactions to hedge our fuel consumption since December 9, 2013 and, accordingly, as of December 31, 2014, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Our 2015 forecasted mainline and regional fuel consumption is presently approximately 4.3 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $43 million increase in annual expense.

Foreign Currency

We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies, particularly the Venezuelan bolivar, Brazilian real and Argentine peso. We do not currently have a foreign currency hedge program related to our foreign currency-denominated ticket sales. Due to our foreign-denominated revenues exceeding our foreign-denominated expenses, a uniform 10% relative strengthening in the value of the U.S. dollar from December 31, 2014 and 2013 levels relative to each of the currencies in which we have foreign currency exposure would have resulted in an increase in our total nonoperating expense, net of approximately $235 million and $199 million, for the years ending December 31, 2014 and 2013, respectively, and does not address any exposure to foreign currency held on our balance sheet.

Venezuela Cash and Short-term Investments

As of December 31, 2014, $804 million of our cash and short-term investments balances were held in foreign bank accounts, of which approximately $656 million was held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars and approximately $35 million valued at 12.0 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system that we participate in. Our cash balance held in Venezuelan bolivars decreased $54 million from the December 31, 2013 balance of $710 million primarily due to $88 million in cash repatriations and $30 million in foreign currency losses as described below, partially offset by additional cash proceeds from ticket sales in early 2014. In the second and third quarters of 2014, we repatriated $65 million including $31 million valued at 6.3 bolivars to the dollar and $34 million valued at 10.6 bolivars to the dollar. In the fourth quarter of 2014, we incurred an $11 million foreign currency loss related to the receipt of $23 million at a rate of 6.3 bolivars to the dollar for one of our 2012 repatriation requests originally valued at a rate of 4.3 bolivars to the dollar. Accordingly, we revalued our remaining pending 2012 repatriation requests from 4.3 to 6.3 bolivars to the dollar resulting in additional foreign currency losses of $19 million. In total, we recognized a $30 million special charge for these foreign currency losses in the fourth quarter of 2014. During 2014, we significantly reduced capacity in this market and we are no longer accepting bolivars as payment for airline tickets. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for additional foreign currency losses, which could be material, particularly in light of the uncertainty posed by the new foreign exchange regulations announced in mid-February 2015 and the continued deterioration of economic conditions in Venezuela. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

Interest

Our earnings are also affected by changes in interest rates due to the impact those changes have on our interest income from short-term investments, and our interest expense from variable-rate debt instruments. Our largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). We had variable rate debt instruments representing approximately 36% of our total long-term debt at December 31, 2014. If our interest rates increased 10% in 2014, our interest expense would have increased by approximately $21 million and interest income from short-term investments would have increased by approximately $2 million.

Additional information regarding our debt obligations as of December 31, 2014 is as follows (in millions):

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed-rate debt	$1,281	$745	$1,005	$1,539	$1,838	$5,100	$11,508
Weighted avg. interest rate	5.6%	5.6%	5.6%	5.6%	5.6%	6.0%
Variable-rate debt	$427	$917	$333	$340	$3,062	$1,376	$6,455
Weighted avg. interest rate	3.3%	3.3%	3.4%	3.4%	3.4%	3.2%

American’s Market Risk Sensitive Instruments and Positions

The risk inherent in American’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate American’s exposure to such changes. Therefore, actual results may differ. See Note 8 to American’s Consolidated Financial Statements in Part II, Item 8B for accounting policies and additional information regarding derivatives.

Aircraft Fuel

American’s operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in American’s business. Because of the amount of fuel needed to operate American, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on American’s costs and liquidity. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.55 per gallon to a high of approximately $3.37 per gallon during the period from January 1, 2011 to December 31, 2014. In order to provide a measure of control over price and supply, American trades and ships fuel and maintains fuel storage facilities to support its flight operations.

During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. American has not entered into any transactions to hedge its fuel consumption since December 9, 2013 and, accordingly, as of December 31, 2014, American did not have any fuel hedging contracts outstanding. As such, and assuming American does not enter into any future transactions to hedge its fuel consumption, American will continue to be fully exposed to fluctuations in fuel prices. American’s current policy is not to enter into transactions to hedge its fuel consumption, although American reviews that policy from time to time based on market conditions and other factors. American’s 2015 forecasted mainline and regional fuel consumption is presently approximately 2.8 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $28 million increase in annual expense.

Foreign Currency

American is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. American’s largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies, particularly the Venezuelan bolivar, Brazilian real and Argentine peso. American does not currently have a foreign currency hedge program related to its foreign currency-denominated ticket sales. Due to American’s foreign-denominated revenues exceeding its foreign-denominated expenses, a uniform 10% strengthening in the value of the U.S. dollar from December 31, 2014 and 2013 levels relative to each of the currencies in which American has foreign currency exposure would have resulted in an increase in its nonoperating expense, net of approximately $195 million and $199 million, for the years ending December 31, 2014 and 2013, respectively, and does not address any exposure to foreign currency held on its balance sheet.

Venezuela Cash and Short-term Investments

As of December 31, 2014, $745 million of American’s cash and short-term investments balances were held in foreign bank accounts, of which approximately $656 million was held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars and approximately $35 million valued at 12.0 bolivars, with the rate depending on the date American submitted its repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system that American participates in. American’s cash balance held in Venezuelan bolivars decreased $54 million from the December 31, 2013 balance of $710 million primarily due to $88 million in cash repatriations and $30 million in foreign currency losses as described below, partially offset by additional cash proceeds from ticket sales in early 2014. In the second and third quarters of 2014, American repatriated $65 million including $31 million valued at 6.3 bolivars to the dollar and $34 million valued at 10.6 bolivars to the dollar. In the fourth quarter of 2014, American incurred an $11 million foreign currency loss related to the receipt of $23 million at a rate of 6.3 bolivars to the dollar for one of its 2012 repatriation requests originally valued at a rate of 4.3 bolivars to the dollar. Accordingly, American revalued its remaining pending 2012 repatriation requests from 4.3 to 6.3 bolivars to the dollar resulting in additional foreign currency losses of $19 million. In total, American recognized a $30 million special charge for these foreign currency losses in the fourth quarter of 2014. During 2014, American significantly reduced capacity in this market and is no longer accepting bolivars as payment for airline tickets. American is continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. American is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for additional foreign currency losses, which could be material, particularly in light of the uncertainty posed by the new foreign exchange regulations announced in mid-February 2015 and the continued deterioration of economic conditions in Venezuela. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

Interest

American’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from short-term investments, and its interest expense from variable-rate debt instruments. American’s largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). American had variable rate debt instruments representing approximately 35% of its total long-term debt at December 31, 2014. If American’s interest rates increased 10% in 2014, American’s interest expense would have increased by approximately $14 million and interest income from short-term investments would have increased by approximately $2 million.

Additional information regarding American’s debt obligations as of December 31, 2014 is as follows (in millions):

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed-rate debt	$968	$505	$745	$658	$766	$3,673	$7,315
Weighted avg. interest rate	5.4%	5.4%	5.4%	5.5%	5.6%	6.2%
Variable-rate debt	$262	$193	$197	$186	$1,978	$1,118	$3,934
Weighted avg. interest rate	3.6%	3.6%	3.6%	3.6%	3.6%	3.3%

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES GROUP INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Airlines Group Inc.:

We have audited the accompanying consolidated balance sheet of American Airlines Group Inc. and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Airlines Group Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Airlines Group Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Dallas, Texas

February 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Airlines Group Inc.

We have audited the accompanying consolidated balance sheet of American Airlines Group Inc. (the Company) (formerly AMR Corporation) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of US Airways Group, Inc., a wholly-owned subsidiary of the Company, which statements reflect consolidated total assets constituting 39% as of December 31, 2013, and total operating revenues constituting 3% for the year ended December 31, 2013, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly-owned subsidiary, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines Group Inc. at December 31, 2013 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Dallas, Texas

February 27, 2014 except for Note 7

as to which the date is February 25, 2015

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except shares and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Operating revenues:
Mainline passenger	$30,802	$20,218	$18,743
Regional passenger	6,322	3,131	2,914
Cargo	875	685	675
Other	4,651	2,709	2,523

Total operating revenues	42,650	26,743	24,855
Operating expenses:
Aircraft fuel and related taxes	10,592	7,839	7,705
Salaries, wages and benefits	8,508	5,460	6,217
Regional expenses	6,516	3,326	3,028
Maintenance, materials and repairs	2,051	1,260	1,158
Other rent and landing fees	1,727	1,152	1,083
Aircraft rent	1,250	768	553
Selling expenses	1,544	1,158	1,058
Depreciation and amortization	1,295	853	845
Special items, net	800	559	386
Other	4,118	2,969	2,674

Total operating expenses	38,401	25,344	24,707

Operating income	4,249	1,399	148
Nonoperating income (expense):
Interest income	31	20	26
Interest expense, net of capitalized interest	(887)	(856)	(632)
Other, net	(181)	(88)	221

Total nonoperating expense, net	(1,037)	(924)	(385)

Income (loss) before reorganization items, net	3,212	475	(237)
Reorganization items, net	—	(2,655)	(2,208)

Income (loss) before income taxes	3,212	(2,180)	(2,445)
Income tax provision (benefit)	330	(346)	(569)

Net income (loss)	$2,882	$(1,834)	$(1,876)

Earnings (loss) per share:
Basic	$4.02	$(6.54)	$(7.52)
Diluted	$3.93	$(6.54)	$(7.52)
Weighted average shares outstanding (in thousands):
Basic	717,456	280,213	249,490
Diluted	734,016	280,213	249,490
Cash dividends declared per common share	$0.20	$—	$—

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$2,882	$(1,834)	$(1,876)

Other comprehensive income (loss), before tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial gain (loss) and prior service cost	(163)	(142)	130
Current year change	(2,633)	1,577	(1,910)
Benefit plan modifications	—	—	3,345
Derivative financial instruments:
Change in fair value	(54)	18	(12)
Reclassification into earnings	(4)	34	(3)
Unrealized gain (loss) on investments:
Net change in value	(3)	(1)	3

Other comprehensive income (loss) before tax	(2,857)	1,486	1,553
Non-cash tax provision (benefit)	(330)	538	569

Comprehensive income (loss)	$355	$(886)	$(892)

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 31,
	2014	2013
ASSETS
Current assets
Cash	$994	$1,140
Short-term investments	6,309	8,111
Restricted cash and short-term investments	774	1,035
Accounts receivable, net	1,771	1,560
Aircraft fuel, spare parts and supplies, net	1,004	1,012
Prepaid expenses and other	1,260	1,465

Total current assets	12,112	14,323
Operating property and equipment
Flight equipment	28,213	23,730
Ground property and equipment	5,900	5,585
Equipment purchase deposits	1,230	1,077

Total property and equipment, at cost	35,343	30,392
Less accumulated depreciation and amortization	(12,259)	(11,133)

Total property and equipment, net	23,084	19,259
Other assets
Goodwill	4,091	4,086
Intangibles, net of accumulated amortization of $447 and $373, respectively	2,240	2,311
Other assets	2,244	2,299

Total other assets	8,575	8,696

Total assets	$43,771	$42,278

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$1,708	$1,446
Accounts payable	1,377	1,368
Accrued salaries and wages	1,194	1,143
Air traffic liability	4,252	4,380
Frequent flyer liability	2,807	3,005
Other accrued liabilities	2,097	2,464

Total current liabilities	13,435	13,806
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	16,196	15,353
Pension and postretirement benefits	7,562	5,828
Deferred gains and credits, net	829	935
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	325	5,928
Other liabilities	3,403	3,159

Total noncurrent liabilities	28,315	31,203
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 697,474,535 shares issued and outstanding at December 31, 2014; 526,805,522 shares issued and outstanding at December 31, 2013	7	5
Additional paid-in capital	15,135	10,592
Accumulated other comprehensive loss	(4,559)	(2,032)
Accumulated deficit	(8,562)	(11,296)

Total stockholders’ equity (deficit)	2,021	(2,731)

Total liabilities and stockholders’ equity (deficit)	$43,771	$42,278

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,882	$(1,834)	$(1,876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,513	1,020	1,015
Debt discount and lease amortization	(171)	—	(14)
Special items, non-cash	52	95	215
Pension and postretirement	(163)	(154)	287
Deferred income taxes	346	(324)	(569)
Share based compensation	304	39	29
Reorganization items, non-cash	—	2,112	2,066
Interest expense, non-cash	—	181	—
Other, net	3	(76)	22
Changes in operating assets and liabilities:
Increase in accounts receivable	(160)	(93)	(222)
Increase in other current assets	(45)	(29)	(133)
Decrease (increase) in derivative collateral	—	1	(1)
Increase in accounts payable and accrued liabilities	110	71	449
Increase (decrease) in air traffic liability	(97)	150	161
Increase (decrease) in frequent flyer liability	(229)	38	140
Contributions to pension plans	(810)	(494)	(277)
Decrease in other assets and liabilities	(455)	(28)	(7)

Net cash provided by operating activities	3,080	675	1,285
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(5,311)	(3,114)	(1,888)
Acquisition of US Airways Group	—	206	—
Purchases of short-term investments	(5,380)	(3,342)	(1,078)
Sales of short-term investments	7,179	2,161	1,384
Decrease (increase) in restricted cash and short-term investments	261	147	(112)
Net proceeds from slot transaction	307	—	—
Proceeds from sale of property and equipment	33	128	123

Net cash used in investing activities	(2,911)	(3,814)	(1,571)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(3,132)	(2,926)	(1,288)
Proceeds from issuance of long-term debt	3,302	5,134	268
Deferred financing costs	(106)	(120)	(6)
Sale-leaseback transactions	811	1,700	1,509
Exercise of stock options	10	—	—
Treasury stock repurchases	(1,062)	—	—
Dividend payment	(144)	—	—
Other financing activities	6	11	—

Net cash provided by (used in) financing activities	(315)	3,799	483

Net increase (decrease) in cash	(146)	660	197
Cash at beginning of year	1,140	480	283

Cash at end of year	$994	$1,140	$480

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2011	$254	$4,552	$(367)	$(3,964)	$(7,586)	$(7,111)
Net loss	—	—	—	—	(1,876)	(1,876)
Change in unrealized gain on investments	—	—	—	3	—	3
Changes in pension, retiree medical and other liability	—	—	—	1,565	—	1,565
Net changes in fair value of derivative financial instruments	—	—	—	(15)	—	(15)
Non-cash tax provision	—	—	—	(569)	—	(569)
Share-based compensation expense	—	16	—	—	—	16

Balance at December 31, 2012	254	4,568	(367)	(2,980)	(9,462)	(7,987)
Net loss	—	—	—	—	(1,834)	(1,834)
Change in unrealized loss on investments	—	—	—	(1)	—	(1)
Changes in pension, retiree medical and other liability	—	—	—	1,435	—	1,435
Net changes in fair value of derivative financial instruments	—	—	—	52	—	52
Non-cash tax provision	—	—	—	(538)	—	(538)
Issuance of 6,249,185 shares to employees pursuant to stock option and deferred stock incentive plans	6	2	—	—	—	8
Issuance of 37,208,354 shares in exchange for redemption of AMR Corporation debt	37	484	—	—	—	521
Cancellation of pre-reorganization common stock	(297)	(70)	367	—	—	—
Issuance of 319,412,943 shares of post-reorganization common stock	3	592	—	—	—	595
Issuance of 197,363,088 shares in exchange for US Airways Group common stock	2	4,590	—	—	—	4,592
Equity component of US Airways Group convertible debt assumed in Merger	—	88	—	—	—	88
Issuance of 9,993,882 shares for Optional Conversion of Preferred Shares	—	269	—	—	—	269
Share-based compensation expense	—	69	—	—	—	69
Issuance of 35,609 shares to employees pursuant to stock option and deferred stock incentive plans	—	—	—	—	—	—

Balance at December 31, 2013	5	10,592	—	(2,032)	(11,296)	(2,731)
Net income	—	—	—	—	2,882	2,882
Change in unrealized loss on investments	—	—	—	(3)	—	(3)
Changes in pension, retiree medical and other liability	—	—	—	(2,796)	—	(2,796)
Net changes in fair value of derivative financial instruments	—	—	—	(58)	—	(58)
Non-cash tax benefit	—	—	—	330	—	330
Cash tax withholding on shares issued	—	(110)	—	—	—	(110)
Purchase and retirement of 23,406,472 of AAG Common Stock	—	(1,000)	—	—	—	(1,000)
Dividends declared on common stock ($0.20 per share)	—	—	—	—	(148)	(148)
US Airways Group convertible debt settled with cash	—	(154)	—	—	—	(154)
Issuance of 5,701,776 shares of common stock pursuant to employee stock plans	—	10	—	—	—	10
Issuance of 57,393,096 shares of post-reorganization common stock	1	1,604	—	—	—	1,605
Issuance of 130,980,613 shares for Optional Conversion of Preferred Shares	1	3,889	—	—	—	3,890
Share-based compensation expense	—	304	—	—	—	304

Balance at December 31, 2014	$7	$15,135	$—	$(4,559)	$(8,562)	$2,021

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

1.  Nature of Operations and Operating Environment

American Airlines Group Inc. (AAG or the Company), a Delaware corporation, is a holding company whose primary business activity is the operation of two major network air carriers through its subsidiaries American Airlines, Inc. (American), US Airways Group, Inc. (US Airways Group) and Envoy Aviation Group Inc. (Envoy, formerly known as AMR Eagle Holding Corporation). US Airways Group’s principal subsidiary is US Airways, Inc. (US Airways) and its wholly-owned regional subsidiaries include Piedmont Airlines, Inc. (Piedmont), and PSA Airlines, Inc. (PSA).

The Company operates the largest airline in the world as measured by revenue passenger miles (RPMs) and available seat miles (ASMs). The Company has hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. Together with American Eagle and US Airways Express, the Company operates an average of nearly 6,700 flights per day to 339 destinations in 54 countries. In 2014, the Company had approximately 146 million and 52 million passengers boarding its mainline and regional flights, respectively. As of December 31, 2014, the Company operated 983 mainline jets and is supported by its regional airline subsidiaries and third-party regional carriers operating as American Eagle and US Airways Express under capacity purchase agreements, which operated 566 regional aircraft.

As of December 31, 2014, the Company employed approximately 113,300 active full-time equivalent employees, of which 18,900 were employed by its regional operations. Approximately 82% of employees are covered by collective bargaining agreements (CBAs) with various labor unions.

2.  Emergence from Chapter 11

Overview

On November 29, 2011 (the Petition Date), AMR Corporation (AMR, renamed American Airlines Group Inc., upon the closing of the Merger), its principal subsidiary, American, and certain of the Company’s other direct and indirect domestic subsidiaries (collectively, the Debtors), filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order (the Confirmation Order) approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan).

On December 9, 2013 (the Effective Date), the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by that certain Agreement and Plan of Merger (as amended, the Merger Agreement), dated as of February 13, 2013, by and among AMR, AMR Merger Sub, Inc. (Merger Sub) and US Airways Group, pursuant to which Merger Sub merged with and into US Airways Group (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of the Company following the Merger. Pursuant to the Merger Agreement, each share of common stock, par value $0.01 per share, of US Airways Group was converted into the right to receive one share of AAG common stock, par value $0.01 per share (AAG Common Stock).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Plan of Reorganization

The Plan implements the Merger and incorporates a compromise and settlement of certain intercreditor and intercompany claim issues.

Pursuant to the Plan, all shares of AMR common stock outstanding prior to the Effective Date were canceled. AAG’s Certificate of Incorporation, which was approved in connection with the Plan, authorizes the issuance of 1.75 billion new shares of AAG Common Stock and 200 million shares of AAG Series A Preferred Stock, par value $0.01 per share (AAG Series A Preferred Stock). Of the authorized AAG Series A Preferred Stock, approximately 168 million were designated “Series A Convertible Preferred Stock,” with a stated value of $25.00 per share, and issued in accordance with the Plan. AAG Common Stock is listed on the NASDAQ Global Select Market under the symbol “AAL” and began trading on December 9, 2013. AAG Series A Preferred Stock was listed on the NASDAQ Global Select Market under the symbol “AALCP” from December 9, 2013 until its final mandatory conversion on April 8, 2014. In addition, the 2013 Incentive Award Plan (the 2013 Plan) authorizes the grant of awards for the issuance of 40 million shares of AAG Common Stock plus any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. In addition, any shares that were available for issuance under the US Airways Group 2011 Incentive Award Plan (the 2011 Plan) as of the effective date of the Merger may be used for awards under the 2013 Plan; provided, that awards using such available shares shall not be made after the date awards or grants could have been made under 2011 Plan and shall only be made to individuals who were not providing services to AMR prior to the Merger.

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

•

all creditors holding Single-Dip Unsecured Claims were treated the same regardless of whether the claim was asserted against the AAG Debtors, the American Debtors, or other Debtors. As used herein, “Single-Dip Unsecured Claims” means the general unsecured claims against the Debtors that were not guaranteed by any other Debtor, other than the claims of the Debtors’ labor unions representing mainline workers. Holders of Single-Dip Unsecured Claims received a portion of their recovery in shares of AAG Series A Preferred Stock at the Effective Date and their remaining recovery in shares of AAG Common Stock during the 120-day period after the Effective Date;

•

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AAG Common Stock was made related to these labor and employee groups, of which approximately 27 million shares were distributed on the Effective Date and approximately 13 million shares of which were withheld in connection with the Company making a cash payment of approximately $300 million for certain required withholding taxes;

•

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

•

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve that was initially issued 30.4 million shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. On July 1, 2014 (the date 180 days after the Effective Date), approximately 2.9 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on July 1, 2014, the Company repurchased 0.4 million shares of AAG Common Stock for an aggregate of $19 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve. On November 4, 2014, approximately 0.7 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on November 4, 2014, the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve. As of December 31, 2014, there were approximately 26.8 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to the Company but rather will be distributed to former AMR shareholders as of the Effective Date. The Company is not required to distribute additional shares above the limits contemplated by the Plan described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

In addition, from the Effective Date through December 31, 2014, the Company has made the following cash disbursements under the Plan:

•	$385 million in cash to the pension plans in connection with missed contributions to the pension plans during the Chapter 11 Cases and interest and penalty interest thereon;

•	$108 million in cash to holders in partial or full satisfaction of their claims, including to holders of administrative claims, and state and local priority tax claims;

•	$196 million in cure payments to holders of secured debt; and

•	Approximately $563 million for payroll and other taxes associated with equity distributions to employees and distributions from the Disputed Claims Reserve.

Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 15 for more information.

The reconciliation process with respect to the remaining claims will take considerable time post-emergence. The Company’s estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in mandatorily convertible preferred stock and other bankruptcy settlement obligations on the Company’s consolidated balance sheet as of December 31, 2014. As these claims are resolved, or where better information becomes available and is evaluated, the Company will make adjustments to the liabilities recorded on the Company’s consolidated financial statements as appropriate. Any such adjustments could be material to the Company’s financial position or results of operations in any given period.

Availability and Utilization of Net Operating Losses

Upon emergence from bankruptcy, the Debtors experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which could potentially limit the ability to utilize certain tax attributes including the Debtors’ substantial net operating losses (NOLs). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. The Debtors elected to be covered by certain special rules for federal income tax purposes that permit approximately $9.0 billion of the federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. See Note 10 for additional information related to tax matters.

Moreover, an ownership change subsequent to the Debtors’ emergence from bankruptcy may further limit or effectively eliminate the ability to utilize the Debtors’ NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on the Debtors’ ability to utilize the NOL Carryforwards, AAG’s Certificate of Incorporation contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of AAG’s Certificate of Incorporation was attached as Exhibit 3.1 to a Current Report on Form 8-K filed by the Company with the SEC on December 9, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Reorganization Items, Net

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the consolidated statements of operations for the years ended December 31, 2013 and 2012 (in millions):

	December 31,
	2013	2012
Pension and postretirement benefits	$—	$(66)
Labor-related deemed claim (1)	1,733	—
Aircraft and facility financing renegotiations and rejections (2),(3)	325	1,950
Fair value of conversion discount (4)	218	—
Professional fees	199	229
Other	180	95

Total reorganization items, net	$2,655	$2,208

(1)

In exchange for employees’ contributions to the successful reorganization, including agreeing to reductions in pay and benefits, The Company agreed in the Plan to provide each employee group a deemed claim, which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a portion of the value of cost savings provided by that group through reductions to pay and benefits as well as through certain work rule changes. The total value of this deemed claim was approximately $1.7 billion.

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

(3)

Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the year ended December 31, 2013, the Company recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $180 million, allowed general unsecured claims related to the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at John F. Kennedy International Airport (JFK), and rejected bonds that financed certain improvements at Chicago O’Hare International Airport (ORD), which are included in the table above.

(4)

The Plan allowed unsecured creditors receiving AAG Series A Preferred Stock a conversion discount of 3.5%. Accordingly, the Company recorded the fair value of such discount upon the confirmation of the Plan by the Bankruptcy Court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

3.  Mandatorily Convertible Preferred Stock and Other Bankruptcy Settlement Obligations

As of December 31, 2014 and 2013, the components of mandatorily convertible preferred stock and other bankruptcy settlement obligations on the consolidated balance sheets are as follows (in millions):

	December 31,
	2014	2013
AAG Series A Preferred Stock	$—	$3,833
Single-Dip Equity Obligations	248	1,246
Labor-related deemed claim	77	849

Total	$325	$5,928

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

The Single-Dip Equity Obligations, while outstanding, do not vote or participate in accordance with the terms of the Plan. These equity obligations, representing the amount of total Single-Dip Unsecured Claims not satisfied through the issuance of AAG Series A Preferred Stock at the Effective Date, represented an unconditional obligation to transfer a variable number of shares of AAG Common Stock based predominantly on a fixed monetary amount known at inception, and, as such, were not treated as equity, but rather as liabilities, until the 120th day after emergence, which was April 8, 2014. As of April 8, 2014, the Company has issued shares of AAG Common Stock to satisfy the obligation amount at emergence, plus accrued dividends of 12% per annum, calculated daily, through such date, based on the volume weighted average price of the shares of AAG Common Stock, at a 3.5% discount, as specified in the Plan. The amount of the remaining Single-Dip Equity Obligations at December 31, 2014 is the Company’s estimate of its obligation for disputed claims of $248 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at December 31, 2014. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

In exchange for employees’ contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. From the Effective Date through December 31, 2014, the Company has made distributions of $988 million in AAG Common Stock and paid approximately $553 million in cash to cover payroll and other taxes related to the equity distributions. As of December 31, 2014, the liability to certain AMR labor groups and employees of $77 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

obligation, measured as if the obligation were settled using the closing price of AAG Common Stock at December 31, 2014. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

On July 1, 2014, approximately 2.9 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on November 4, 2014, approximately 0.7 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations.

On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations.

4.  Merger and Related Matters

Description of Transaction

As previously discussed in Note 2, on the Effective Date, the Debtors consummated their reorganization and the Merger pursuant to the Plan. The Merger has been accounted for as a business acquisition using the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” with AAG considered the acquirer of US Airways Group. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The acquisition values have also been reflected in US Airways Group’s separate-entity financial statements as of December 9, 2013. The excess of the purchase price over the net fair value of assets and liabilities acquired was recorded as goodwill. Goodwill is not amortized, but is tested for impairment at least annually.

Slot Divestitures

As a stipulation for the Merger to be approved by the Department of Justice (DOJ), the Company was required to divest certain airport take-off and landing rights (Slots) at LaGuardia Airport and Ronald Reagan Washington National Airport (DCA). As of December 31, 2013, the DCA Slots to be divested were recorded as assets held for sale and were included in prepaid expenses and other on the consolidated balance sheet. In 2014, the Company divested the required DCA Slots and received $307 million in cash as well as 24 Slots at JFK. The Company recognized a net gain of $309 million related to these divestitures, which has been included in special items, net in the consolidated statement of operations. In 2013, the Company recognized a gain of $67 million related to the sale of the LaGuardia Airport Slots, which has been included in special items, net in the consolidated statement of operations.

In 2013, the European Commission cleared under the EU Merger Regulation the proposed merger between US Airways and American. As a consequence of the merger clearance process in the EU, the Company was required to make available one pair of London Heathrow Slots for use by another carrier between London and Philadelphia, which the acquiring carrier can deploy on another Heathrow city pair after operating the Slots on London-Philadelphia for a period of not less than three consecutive years. In addition, along with the Company’s joint business agreement (JBA) partners, the Company was required to make available for an initial period of up

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

to seven years one pair of Heathrow Slots for service between London and Miami that may be operated via an intermediate point. In connection with these requirements and upon making these slots available, in 2014, the Company recorded a $43 million non-cash charge, which has been included in special items, net in the consolidated statement of operations.

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

Allocation of Consideration Transferred

The Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (ASC 805), with AAG treated as the acquirer of US Airways Group for accounting purposes. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The excess of the purchase price over the net fair value of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is not amortized, but is tested for impairment at least annually.

(In millions)
Cash	$206
Short-term investments	3,517
Other current assets	1,459
Operating property and equipment	5,536
Goodwill	4,091
Identifiable intangibles	1,501
Other noncurrent assets	123
Long-term debt and capital leases, including current portion	(6,026)
Air traffic liability	(1,417)
Frequent flyer liability	(1,256)
Other liabilities assumed	(3,142)

Total purchase price	$4,592

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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

Pro-forma Impact of the Merger

The Company’s unaudited pro-forma results presented below include the effects of the Merger with US Airways Group as if it had been consummated as of January 1, 2012. The pro-forma results include the depreciation and amortization associated with the acquired tangible and intangible assets, lease and debt fair value adjustments, the elimination of any deferred gains or losses, adjustments relating to reflecting the fair value of the frequent flyer liability and the impact of income changes on profit sharing expense, among others. In addition, the pro-forma results below reflect the impact of higher wage rates related to memorandums of understanding with US Airways’ pilots and all labor groups of the Company that became effective upon closing of the Merger as well as the elimination of the Company’s reorganization items, net and Merger transition costs. However, the pro-forma results do not include any anticipated synergies or other expected benefits of the Merger. Accordingly, the unaudited pro-forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2012.

	December 31,
	2013	2012
	(In millions)
Revenue	$40,678	$38,897
Net Income	2,526	520
5.  Basis of Presentation and Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As a result of the Merger, the consolidated financial statements presented include the results of AMR and its wholly-owned subsidiaries, American and Envoy, for periods ended prior to December 9, 2013 and consolidated results of AAG, which includes American, Envoy and US Airways Group, for periods ending on or after December 9, 2013. Accordingly, the consolidated financial statement for the year ended December 31, 2013 includes the accounts of US Airways Group for the 23 days ended December 31, 2013. All significant intercompany transactions have been eliminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the frequent traveler programs, pensions and retiree medical and other benefits and the deferred tax asset valuation allowance.

(b) Chapter 11 Matters

In accordance with GAAP, the Debtors (as defined in Note 2 above) applied ASC 852 “Reorganizations” (ASC 852) in preparing the consolidated financial statements for periods subsequent to the Chapter 11 Cases (as defined in Note 2 above). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases for the 2013 and 2012 period are presented in reorganization items, net on the accompanying consolidated statements of operations.

(c) Restricted Cash and Short-term Investments

The Company has restricted cash and short-term investments related primarily to collateral held to support projected workers’ compensation obligations and funds held for certain tax obligations.

(d) Aircraft Fuel, Spare Parts, and Supplies, Net

Aircraft fuel, spare parts, and supplies, net are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is provided for aircraft spare parts and supplies.

(e) Operating Property and Equipment

Operating property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset. Interest capitalized for the years ended December 31, 2014, 2013 and 2012 was $61 million, $47 million and $50 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less. The depreciable lives used for the principal depreciable asset classifications are:

Principal Depreciable Asset Classification	Depreciable Life
Jet aircraft and engines	16 - 30 years
Other regional aircraft and engines	25 years
Major rotable parts, avionics and assemblies	Fleet end date
Improvements to leased flight equipment	Lesser of asset/leasehold improvement or lease end date
Buildings and improvements	Lesser of 5 - 30 years or lease term
Furniture, fixtures and other equipment	3 - 10 years: ranges from computer hardware to furniture
Capitalized software	Lesser of 5 years or lease term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Residual values for aircraft, engines, major rotable parts, avionics and assemblies are generally 5% to 10%.

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

(f) Income Taxes

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

(g) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but tested for impairment annually or more frequently if events or circumstances indicate. The Company has one consolidated reporting unit.

Goodwill is measured for impairment by initially performing a qualitative screen and, if necessary, then comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. Based upon the Company’s annual testing, there was no goodwill impairment in 2014.

(h) Other Intangibles, Net

Intangible assets consist primarily of airport take-off and landing rights (Slots), customer relationships, marketing agreements, international Slots and route authorities, gate leasehold rights and tradenames. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The following table provides information relating to the Company’s amortizable intangible assets as of December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Airport Slots	$365	$332
Customer relationships	300	300
Marketing agreements	105	105
Tradenames	35	35
Airport gate leasehold rights	138	155
Accumulated amortization	(447)	(373)

Total	$496	$554

Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. The customer relationships, marketing agreements and tradenames were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately nine years, 30 years and 15 months, respectively.

The Company recorded amortization expense related to these intangible assets of approximately $81 million, $20 million and $25 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company expects to record annual amortization expense for the aforementioned definite-life intangible assets as follows (in millions):

2015	$56
2016	50
2017	46
2018	42
2019	42
2020 and thereafter	260

Total	$496

The Company’s indefinite-lived assets include certain international Slots and route authorities and domestic airport take-off and landing slots. Indefinite-lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2014 and 2013, the Company had $1.7 billion and $1.8 billion, respectively, of indefinite-lived intangible assets on its consolidated balance sheets.

The Company’s indefinite-lived intangible assets are reviewed for impairment by initially performing a qualitative screen to determine whether the Company believes it is more likely than not that an asset has been impaired. If the Company believes an impairment has occurred, the Company then evaluates for impairment by comparing the estimated fair value of assets to the carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. Based upon the Company’s annual testing, there was no indefinite-lived intangible asset impairment in 2014.

(i) Frequent Flyer Programs

AAG currently operates two frequent traveler programs, American’s AAdvantage and US Airways’ Dividend Miles. These programs award mileage credits to passengers who fly on American, US Airways and oneworld carriers, as well as certain other partner airlines that participate in the programs. Mileage credits can also be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

earned through purchases from other non-airline partners that participate in the Company’s respective loyalty programs. Mileage credits can be redeemed for travel on American, US Airways or other participating partner airlines, in which case the Company pays a fee.

The Company uses the incremental cost method to account for the portion of the Company’s frequent flyer liability incurred when AAdvantage and Dividend Miles members earn mileage credits by flying on American, US Airways or its regional affiliates. The Company has an obligation to provide future travel when these mileage credits are redeemed and therefore has recorded a liability for mileage credits outstanding.

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

The Company applied the acquisition method of accounting in connection with the Merger and therefore recorded the liability for outstanding US Airways mileage credits at fair value. As of December 31, 2014 and 2013, the liability for outstanding mileage credits expected to be redeemed for future travel awards for US Airways under the Dividend Miles program was $638 million and $932 million and is included on the consolidated balance sheets within frequent flyer liability. This liability will be reduced as miles are redeemed and new miles earned will be recorded as a liability based on the incremental cost method discussed above.

As of December 31, 2014 and 2013 the liability for outstanding mileage credits for the AAdvantage program was $647 million and $580 million, respectively, and is included on the consolidated balance sheets within frequent flyer liability.

American and US Airways also sell frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. Historically, American and US Airways have used the residual method of accounting to determine the values of each component as there had not been a material modification to any significant agreements since the adoption of Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” on January 1, 2011.

In 2013, American and Citibank amended their AAdvantage co-branded credit card agreement, which resulted in a material modification of the terms of the arrangement. Also, in connection with the acquisition of US Airways on December 9, 2013, a material modification occurred on all of US Airways’ agreements in connection with the Merger. Therefore, subsequent to the amendments of these arrangements, AAG applied the relative selling price method to determine the values of each deliverable. Under the relative selling price approach, American and US Airways identified five revenue elements for the co-branded credit card agreement with Citibank and Dividend Miles co-branded credit card agreement with Barclays: the transportation component; use

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

of the American and US Airways’ brand including access to frequent flyer member lists; advertising; lounge access; and baggage services (together excluding “the transportation component,” the “marketing component”).

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

The marketing component represents services provided to the Company’s business partners and relates primarily to the use of American’s and US Airways’ logo and tradenames along with access to customers lists of AAdvantage and Dividend Miles members. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.

Upon application of the relative selling price method in 2013 for American’s Citibank modification, American reduced its travel component liability and recorded other revenue of approximately $31 million. As a result of the change in the marketing component value when the relative selling price method is applied, American and US Airways now defer less revenue per mile sold. For American’s agreements where there has not been a material modification, it continues to apply the residual method.

As of December 31, 2014 and 2013, the Company had $1.5 billion in deferred revenue from the sale of mileage credits (recorded as frequent flyer liability on the consolidated balance sheets). For the years ended December 31, 2014, 2013 and 2012, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $1.4 billion, $834 million and $725 million, respectively.

(j) Passenger Revenue

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

The Company purchases capacity, or ASMs, generated by the Company’s wholly-owned regional air carriers and the capacity of Air Wisconsin Airlines Corporation (Air Wisconsin), Republic Airways Holdings’ subsidiaries Republic Airlines (Republic) and Chautauqua Airlines (Chautauqua), Mesa Airlines, Inc. (Mesa), and SkyWest Airlines, Inc.’s subsidiaries Sky West Airlines (SkyWest) and ExpressJet Airlines (ExpressJet) in certain markets. The Company’s wholly-owned regional air carriers and Air Wisconsin, Chautauqua, ExpressJet, Republic, Mesa, and SkyWest operate regional aircraft in these markets as part of either American Eagle carriers or US Airways Express. The Company classifies revenues generated from transportation on these carriers as regional passenger revenues. Liabilities related to tickets sold by the Company for travel on these air carriers are also included in the Company’s air traffic liability and are subsequently relieved in the same manner as described above.

Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statements of operations and recorded as a liability until remitted to the appropriate taxing authority.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(k) Maintenance, Materials and Repairs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.

(l) Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising. Advertising expenses are expensed as incurred. Advertising expense was $100 million, $166 million and $153 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(m) Share-based Compensation

The Company accounts for its share-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 18 for further discussion of share-based compensation.

(n) Deferred Gains and Credits, Net

Included within deferred gains and credits, net are amounts deferred and amortized into future periods associated with the adjustment of leases to fair value in connection with the application of acquisition accounting, deferred gains on the sale leaseback of aircraft and certain vendor incentives.

(o) Foreign Currency Gains and Losses

Foreign currency gains and losses are recorded as part of other nonoperating expense, net in the consolidated statements of operations. Foreign currency losses for 2014, 2013 and 2012 were $114 million, $56 million and $41 million, respectively.

(p) Regional Expenses

Expenses associated with the Company’s wholly-owned regional airlines and third-party regional carriers operating under the brand names American Eagle and US Airways Express are classified as regional expenses on the consolidated statements of operations. Regional expenses consist of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Aircraft fuel and related taxes	$2,009	$1,120	$1,012
Salaries, wages and benefits	1,078	692	681
Capacity purchases from third-party regional carriers (1)	1,475	269	129
Maintenance, materials and repairs	367	284	285
Other rent and landing fees	419	236	222
Aircraft rent	35	4	6
Selling expenses	307	154	152
Depreciation and amortization	217	168	170
Special items, net	24	8	1
Other	585	391	370

Total regional expenses	$6,516	$3,326	$3,028

(1)	For the year ended December 31, 2014, the component of capacity purchase expenses related to aircraft deemed to be leased was approximately $447 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(q) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s consolidated financial statements.

6.  Special Items, Net

The Company’s special items, net on the consolidated statements of operations are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Mainline operating special items, net (1)	$800	$559	$386

(1)

The 2014 mainline operating special items totaled a net charge of $800 million, which principally included $810 million of Merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow Slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, the Company recorded a net charge of $81 million for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations, $164 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other spare parts asset impairments, as well as $54 million in charges primarily relating to the buyout of certain aircraft leases. These charges were offset in part by a $309 million gain on the sale of Slots at DCA.

The 2013 mainline operating special items, net included $443 million of primarily Merger related expenses due to the alignment of labor union contracts, professional fees, severance, share-based compensation and fees for US Airways to exit the Star Alliance and its codeshare agreement with United Airlines. In addition, the Company recorded a $107 million charge related to American’s pilot long-term disability obligation, a $43 million charge for workers’ compensation claims and a $33 million aircraft impairment charge. These charges were offset in part by a $67 million gain on the sale of Slots at LaGuardia Airport.

The 2012 mainline operating special items, net consisted of $386 million of severance and related charges and write-off of leasehold improvements on aircraft and airport facilities that were rejected in connection with the Chapter 11 Cases.

See Note 4 for more information on the Merger Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The following additional amounts are also included in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Other revenue special item, net (1)	$—	$(31)	$—
Regional operating special items, net	24	8	1
Nonoperating special items, net (2)	132	211	(280)
Reorganization items, net (3)	—	2,655	2,208
Income tax special items, net (4)	346	(324)	(569)

(1)	The 2013 other revenue special item, net included a credit to other revenues related to a change in accounting method resulting from the modification of AAG’s AAdvantage miles agreement with Citibank.

(2)

The 2014 nonoperating special items totaled a net charge of $132 million, which principally included a $43 million charge for Venezuelan foreign currency losses, $56 million of early debt extinguishment costs related to the prepayment of 7.50% senior secured notes and other indebtedness and $33 million of non-cash interest accretion on bankruptcy settlement obligations. See Note 12 for further discussion on Venezuela cash and short-term investments.

The 2013 nonoperating special items, net consisted of interest charges of $138 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and penalty interest related to 10.5% secured notes and 7.50% senior secured notes, a $54 million charge related to the premium on tender for existing enhanced equipment trust certificates financings and the write-off of debt issuance costs, and $19 million in charges related to the repayment of existing EETC financings.

The 2012 nonoperating special items, net consisted of a $280 million benefit resulting from a settlement of a commercial dispute.

(3)

In 2013 and 2012, the Company recognized reorganization expenses as a result of the filing of voluntary petitions for relief under Chapter 11. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(4)

In 2014, income tax special items, net were $346 million. During 2014, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, the Company recorded a special non-cash tax provision of $330 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in other comprehensive income (OCI), a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of the Company’s fuel hedging contracts. In accordance with GAAP, the Company retained the $330 million tax provision in OCI until the last contract was settled or terminated. In addition, the 2014 period included a special $16 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

In 2013 and 2012, income tax special items, net included, respectively, a $538 million and a $569 million non-cash income tax benefit from continuing operations. The Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on other comprehensive income. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive income (loss), which is a component of stockholders’ equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, the Company’s year-end net deferred tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount the Company believes is more likely than not to be realized.

7.  Earnings (Loss) Per Share

Pursuant to the Plan and the Merger Agreement, holders of AMR common stock formerly traded under the symbol “AAMRQ” received shares of AAG Common Stock principally over the 120-day distribution period following the Effective Date. In accordance with GAAP, the 2013 and 2012 weighted average shares and earnings (loss) per share calculations have been adjusted to retrospectively reflect these distributions which were each made at the rate of approximately 0.7441 shares of AAG Common Stock per share of AMR common stock. Former holders of AMR common stock as of the Effective Date may in the future receive additional distributions of AAG Common Stock dependent upon the ultimate distribution of shares of AAG Common Stock to holders of disputed claims. Thus, the shares and related earnings per share calculations prior to the Effective Date may change in the future to reflect additional retrospective adjustments for future AAG Common Stock distributions to former holders of AMR common stock.

As of December 31, 2014, all shares pursuant to the Plan have been issued and are outstanding for purposes of the Company’s basic and diluted earnings per share calculation in connection with the conversion of AAG Series A Preferred Stock and satisfaction of other bankruptcy settlement obligations related to allowed unsecured claims, including disputed claims, labor-related deemed claims and former holders of AMR common stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except share and per share amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Basic Earnings (Loss) Per Share:
Net income (loss)	$2,882	$(1,834)	$(1,876)
Weighted-average shares outstanding (in thousands)	717,456	280,213	249,490

Basic earnings (loss) per share	$4.02	$(6.54)	$(7.52)

Diluted Earnings (Loss) Per Share:
Net income (loss)	$2,882	$(1,834)	$(1,876)
Change in fair value of conversion feature on 7.25% convertible senior notes (a)	3	—	—

Net income (loss) for purposes of computing diluted earnings (loss) per share	$2,885	$(1,834)	(1,876)
Share computation for diluted earnings (loss) per share (in thousands):
Weighted-average shares outstanding	717,456	280,213	249,490
Dilutive effect of stock awards	15,603	—	—
Assumed conversion of convertible senior notes	957	—	—

Weighted average common shares outstanding – as adjusted	734,016	280,213	249,490

Diluted earnings (loss) per share	$3.93	$(6.54)	$(7.52)

The following were excluded from the calculation of diluted earnings (loss) per share (in thousands):
Stock options, SARs and RSUs because inclusion would be antidilutive	226	7,674	17,656

(a)

In March 2014, the Company notified the holders of US Airways Group’s 7.25% convertible senior notes that it had elected to settle all future conversions solely in cash instead of shares of AAG Common Stock in accordance with the related indenture. Thus, the diluted shares include the weighted average impact of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

7.25% convertible senior notes only for the period from January 1, 2014 to March 12, 2014. In addition, under GAAP, the Company must adjust the numerator for purposes of calculating diluted earnings per share by the change in fair value of the conversion feature from March 12, 2014 to May 15, 2014, which increased GAAP net income for purposes of computing diluted earnings per share by $3 million for the year ended December 31, 2014.

8.  Share Repurchase Program and Dividends

On July 23, 2014, as part of a capital deployment program, the Company’s Board of Directors authorized a $1.0 billion share repurchase program to be completed no later than December 31, 2015. During the year ended December 31, 2014, the Company completed this $1.0 billion share repurchase program by repurchasing 23.4 million shares of AAG Common Stock for $1.0 billion at a weighted average cost per share of $42.72. On January 27, 2015, the Company announced that its Board of Directors had authorized a new $2.0 billion share repurchase program to be completed by the end of 2016. Shares repurchased under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at its discretion.

Also on July 23, 2014, as part of the Company’s capital deployment program, the Company’s Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of August 4, 2014, and payable on August 18, 2014.

On October 22, 2014, the Company’s Board of Directors declared a $0.10 per share dividend for stockholders of record on November 3, 2014, and payable on November 17, 2014.

The total cash payment for dividends during the year ended December 31, 2014 was $144 million. Any future dividends that may be declared and paid from time to time under the Company’s capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The Company’s capital deployment program does not obligate the Company to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at management’s discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

9.  Debt

Long-term debt and capital lease obligations included in the consolidated balance sheets consisted of (in millions):

	December 31,
	2014	2013
Secured
2013 Credit Facilities, variable interest rate of 3.75%, installments through 2019 (a)	$1,872	$1,891
2014 Credit Facilities, variable interest rate of 4.25%, installments through 2021 (b)	750	—
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019 (c)	990	1,000
2013 Citicorp Credit Facility tranche B-2, variable interest rate of 3.00%, installments through 2016 (c)	594	600
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.70% to 11.00%, maturing from 2015 to 2026 (d)	7,028	6,031
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.43% to 8.48%, maturing from 2015 to 2026 (e)	2,952	3,441
Special facility revenue bonds, fixed interest rates ranging from 5.50% to 8.50%, maturing from 2016 to 2035 (f)	1,100	1,466
7.50% senior secured notes (g)	—	1,000
AAdvantage Loan, effective rate of 8.30% (h)	433	611
Other secured obligations, fixed interest rates ranging from 4.19% to 12.24%, maturing from 2015 to 2028 (e)	994	303

	16,713	16,343

Unsecured
5.50% senior notes, interest only payments until due in 2019 (i)	750	—
6.125% senior notes, interest only payments until due in 2018 (j)	500	500
7.25% convertible senior notes (k)	—	22
Industrial development bonds	—	29

	1,250	551

Total long-term debt and capital lease obligations	17,963	16,894
Less: Total unamortized debt discount	59	95
Less: Current maturities	1,708	1,446

Long-term debt and capital lease obligations, net of current maturities	$16,196	$15,353

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts, hangar and maintenance facilities, route authorities and airport Slots. At December 31, 2014, the Company was operating 37 jet aircraft under capital leases. Leases can generally be renewed at rates based on fair market value at the end of the lease term for a number of additional years. At December 31, 2014, the maturities of long-term debt and capital leases are as follows (in millions):

2015	$1,708
2016	1,662
2017	1,338
2018	1,879
2019	4,900
2020 and thereafter	6,476

Total	$17,963

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(a) 2013 Credit Facilities

On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, the 2013 Credit Agreement) with certain lenders. The 2013 Credit Agreement provides for a term loan facility (the 2013 Term Loan Facility) that is scheduled to mature on June 27, 2019, unless otherwise extended by the applicable parties. As of December 31, 2014, $1.9 billion was outstanding under the 2013 Term Loan Facility.

The 2013 Credit Agreement originally provided for a $1.0 billion revolving credit facility (the 2013 Revolving Facility and, together with the 2013 Term Loan Facility, the 2013 Credit Facilities) scheduled to mature on June 27, 2018, unless otherwise extended by the applicable parties. The 2013 Term Loan Facility is repayable in quarterly installments in an amount equal to 0.25% of the original principal amount thereof with any unpaid balance due on the maturity date of the 2013 Term Loan Facility. The 2013 Revolving Facility provided that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. On October 10, 2014, American and AAG amended the 2013 Credit Agreement to extend the maturity date of the 2013 Revolving Facility to October 10, 2019 and increased the commitments thereunder to an aggregate amount of $1.4 billion while reducing the letter of credit commitments thereunder to $300 million. As of December 31, 2014, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.

The 2013 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75%, with respect to the 2013 Term Loan Facility) plus an applicable LIBOR margin. The applicable LIBOR margin is 3.00% for borrowings under both the 2013 Term Loan Facility and the 2013 Revolving Facility.

Upon consummation of the Merger, US Airways Group and US Airways joined the 2013 Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the 2013 Credit Facilities were automatically increased.

Subject to certain limitations and exceptions, the 2013 Credit Facilities are secured by certain collateral, including certain route authorities and certain take-off and landing rights and gate leaseholds at certain airports. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Credit Facilities as more fully described below in “Collateral Related Covenants.”

The 2013 Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Credit Facilities may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2013 Credit Agreement) occurs, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the 2013 Credit Facilities and terminate the 2013 Revolving Facility. The 2013 Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the 2013 Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

(b) 2014 Credit Facilities

On October 10, 2014, American, AAG, US Airways Group and US Airways entered into a Credit and Guaranty Agreement (the 2014 Credit Agreement) with certain lenders. The 2014 Credit Agreement provides for a $750 million term loan facility (the 2014 Term Loan Facility) and a $400 million revolving credit facility (the 2014 Revolving Facility and, together with the 2014 Term Loan Facility, the 2014 Credit Facilities). As of December 31, 2014, $750 million was outstanding under the 2014 Term Loan Facility. The 2014 Revolving

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Facility provides that American may from time to time borrow, repay and reborrow loans thereunder. American may have letters of credit issued under the 2014 Revolving Facility in an aggregate amount outstanding at any time up to $300 million. As of December 31, 2014 there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.

Subject to certain limitations and exceptions, the 2014 Credit Facilities are secured by certain collateral, including certain route authorities and certain take-off and landing rights and gate leaseholds at certain airports. The obligations of American under the 2014 Credit Facilities are guaranteed by AAG, US Airways Group and US Airways. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2014 Credit Facilities as more fully described below in “Collateral Related Covenants.”

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

The 2014 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75% in the case of the 2014 Term Loan Facility) plus an applicable LIBOR margin. The applicable LIBOR margins are 3.50% and 3.00% for borrowings under the 2014 Term Loan Facility and the 2014 Revolving Facility, respectively. If American has a corporate credit rating of Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin is 3.25% under the 2014 Term Loan Facility.

The 2014 Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the 2014 Credit Facilities may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2014 Credit Agreement) occurs with respect to AAG, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the 2014 Credit Facilities and terminate the 2014 Revolving Facility. The 2014 Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the 2014 Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

(c) 2013 Citicorp Credit Facility

US Airways Group and certain other subsidiaries of US Airways Group are guarantors of the 2013 Citicorp Credit Facility agreement dated as of May 23, 2013. In connection with the closing of the Merger, AAG and American entered into a joinder to the 2013 Citicorp Credit Facility loan agreement pursuant to which AAG and American became guarantors under such agreement.

The 2013 Citicorp Credit Facility consists of tranche B-1 term loans (Tranche B-1) and tranche B-2 term loans (Tranche B-2). As of December 31, 2014, $990 million was outstanding under Tranche B-1 and $594 million was outstanding under Tranche B-2. Voluntary prepayments may be made at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following January 16, 2014.

As of December 31, 2014, the 2013 Citicorp Credit Facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. The applicable LIBOR margin is 2.75% for Tranche B-1 and 2.25% for Tranche B-2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively (unless otherwise extended by the applicable parties), and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1.00% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.

Subject to certain limitations and exceptions, the obligations of US Airways under the 2013 Citicorp Credit Facility are secured by liens on certain take-off and landing rights at certain airports and certain other assets of US Airways. US Airways is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Citicorp Credit Facility agreement as more fully described below in “Collateral Related Covenants”.

The 2013 Citicorp Credit Facility agreement contains events of default customary for similar financings, including a cross default provision to certain other material indebtedness of US Airways and certain of its affiliates. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Citicorp Credit Facility may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2013 Citicorp Credit Facility agreement) occurs, US Airways will (absent an amendment or waiver) be required to repay the outstanding loans in full together with accrued interest thereon to the date of such prepayment. The 2013 Citicorp Credit Facility agreement includes affirmative, negative and financial covenants that, among other things, (a) require AAG and its restricted subsidiaries to maintain unrestricted liquidity of not less than $2.0 billion, with not less than $750 million held in accounts subject to control agreements, and (b) restrict the ability of US Airways Group, its subsidiaries party to the 2013 Citicorp Credit Facility, AAG and American to make certain investments, pay dividends and make certain other payments, make certain acquisitions, incur liens on the collateral, dispose of collateral, enter into certain affiliate transactions, enter into certain hedging transactions, and engage in certain business activities, in each case subject to certain exceptions.

(d) Aircraft Enhanced Equipment Trust Certificates (EETCs)

2014-1 EETCs

In September 2014, American created two pass-through trusts which issued approximately $957 million aggregate face amount of Series 2014-1 Class A and Class B EETCs in connection with the financing of 17 aircraft recently delivered to, and owned by, American (the 2014 EETC Aircraft).

As of December 31, 2014, the full $957 million of the escrowed proceeds from the 2014-1 EETCs have been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $742 million bearing interest at 3.70% per annum and Series B equipment notes in the amount of $215 million bearing interest at 4.375% per annum. Interest and principal payments on the equipment notes are scheduled to be made in April and October of each year, beginning in April 2015. The final payments on the Series A and Series B equipment notes will be due in October 2026 and October 2022, respectively. The equipment notes are secured by liens on the 2014 EETC Aircraft.

2013-1 EETCs

During 2014, US Airways issued $559 million of equipment notes in two series under its 2013-1 EETCs completed in April 2013: Series A equipment notes in the amount of $423 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $136 million bearing interest at 5.375% per annum. As of December 31, 2014, the full $820 million of the escrowed proceeds from US Airways’ 2013-1 EETCs have been used to purchase Series A and Series B equipment notes issued by US Airways. The equipment notes are secured by liens on aircraft.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(e) Other Aircraft Financing Transactions

In May 2014, the Company prepaid $113 million principal amount of outstanding debt secured by certain aircraft.

During 2014, American entered into loan agreements to borrow $286 million in connection with financing certain aircraft deliveries. The notes mature in 2026 and bear interest at a rate of LIBOR plus an applicable margin.

During 2014, American financed 20 Boeing 737-800 aircraft under sale-leaseback arrangements and recorded proceeds from the sale of $811 million. Of the 20 Boeing 737-800 aircraft, 19 aircraft were accounted for as a capital lease and $747 million was reflected as debt on the consolidated balance sheet, included within other secured obligations in the table above. Gains associated with these sale-leaseback transactions are amortized over the respective remaining lease terms and are included in the consolidated balance sheet as deferred gains.

(f) Obligations Associated with Special Facility Revenue Bonds

In 2014, the Company prepaid $314 million of obligations, of which $135 million was a reduction of debt on the Company’s balance sheet, associated with special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities. The remaining portion of these obligations was accounted for as an operating lease.

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

In December 2014, American purchased approximately $112 million aggregate principal amount of special facility revenue bonds related to the Tulsa International Airport, when such bonds were mandatorily tendered to American. Of this amount, $11 million was a reduction of debt on American’s balance sheet. American has the option to remarket these bonds in the future.

(g) Senior Secured Notes

In March 2014, American prepaid $100 million of its 7.50% senior secured notes at a redemption price of 103% of their principal amount plus accrued and unpaid interest. In July 2014, American prepaid the remaining outstanding principal balance of $900 million at a redemption price of 103.75% of outstanding principal amount plus accrued and unpaid interest. In connection with the prepayment of the outstanding 7.50% senior secured notes, American paid $37 million of cash premiums and recorded a $5 million non-cash write off of unamortized deferred issuance costs during the year ended December 31, 2014.

(h) AAdvantage Loan

In 2009, American entered into an arrangement under which Citibank loaned American $1.0 billion that could be repaid either in AAdvantage miles under American’s AAdvantage program or in cash (the AAdvantage Loan). Approximately $890 million of the AAdvantage Loan proceeds was accounted for as a loan from Citibank with the remaining $110 million recorded as deferred revenue in other liabilities and deferred credits.

To effect the AAdvantage Loan, American and Citibank entered into an Amended and Restated AAdvantage Participation Agreement (as so amended and restated, the Amended Participation Agreement). Under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Amended Participation Agreement, American agreed that it would apply in equal monthly installments over a five year period beginning on January 1, 2012, a credit for miles awarded to Citibank cardholders’ AAdvantage accounts.

American had the right to repay in cash, without premium or penalty, any or all of the amounts owed to Citibank under the AAdvantage Loan. Effective January 2, 2015, American exercised its loan repayment right with respect to the full value of the outstanding balance to Citibank for $400 million. In connection with the repayment, in the first quarter of 2015, American will recognize an early debt extinguishment gain of approximately $17 million. The entire outstanding balance of the obligation is reflected in current maturities of long-term debt on the accompanying consolidated balance sheet as of December 31, 2014.

(i) 5.50% Senior Notes

In September 2014, the Company issued $750 million aggregate principal amount of 5.50% senior notes due 2019 (the 5.50% senior notes). These notes bear interest at a rate of 5.50% per annum, which is payable semi-annually in arrears on each April 1 and October 1, beginning April 1, 2015. The 5.50% senior notes mature on October 1, 2019 and are fully and unconditionally guaranteed by American, US Airways Group and US Airways. The 5.50% senior notes are senior unsecured obligations of the Company. The indenture for the 5.50% senior notes contains covenants and events of default generally customary for similar financings. In addition, if the Company experiences specific kinds of changes of control, the Company must offer to repurchase the 5.50% senior notes at a price of 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date. Upon the occurrence of certain events of default, the 5.50% senior notes may be accelerated and become due and payable.

(j) 6.125% Senior Notes

In May 2013, US Airways Group issued its 6.125% Senior Notes due 2018 (the 6.125% senior notes). The 6.125% senior notes bear interest at a rate of 6.125% per annum, which is payable semi-annually on each June 1 and December 1 and began December 1, 2013. The 6.125% senior notes mature on June 1, 2018 and are fully and unconditionally guaranteed by US Airways. In connection with the closing of the Merger, AAG and American provided a full and unconditional guarantee of the payment obligations of US Airways Group under the 6.125% senior notes. The 6.125% senior notes are general unsecured senior obligations of the Company.

(k) 7.25% Convertible Notes

In March 2014, the Company notified the holders of US Airways Group’s 7.25% convertible notes that it had elected to settle solely in cash instead of shares of AAG Common Stock all conversions during the period beginning on March 15, 2014 and ending on, and including, the second scheduled trading day immediately preceding the maturity date of May 15, 2014. In May 2014, the Company settled all outstanding 7.25% convertible notes in cash for approximately $175 million.

Guarantees

As of December 31, 2014, AAG had issued guarantees covering approximately $1.1 billion of American’s tax-exempt bond debt (and interest thereon) and $4.4 billion of American’s secured debt (and interest thereon).

In connection with the Merger and pursuant to the Plan on December 9, 2013, the Company and American entered into a joinder to the loan agreement and became co-obligors of US Airways Group’s $1.6 billion 2013 Citicorp Credit Facility and the Company and American entered into a second supplemental indenture that guarantees the payment obligations associated with the 6.125% senior notes. In March 2014, AAG, US Airways Group and US Airways entered into amended and restated guarantees of the payment obligations of US Airways

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

under the equipment notes relating to each of its Series 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 Pass Through Certificates, the result of which was to add AAG as a guarantor of such equipment notes on a joint and several basis with US Airways Group. Refer to Note 21 for further information.

Collateral Related Covenants

Certain of the Company’s debt financing agreements contain loan to value ratio covenants and require it to periodically appraise the related collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, the Company is required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part, as described below.

Specifically, the Company is required to meet certain collateral coverage tests on a periodic basis on three Credit Facilities, as described below:

	2014 Credit Facilities	2013 Credit Facilities	2013 Citicorp Credit Facility
Frequency of Appraisals of Appraised Collateral	Annual	Semi-Annual	Once per Fiscal Year (1)

LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.5x Collateral valuation to amount of debt outstanding (66.7% LTV)

LTV as of Last Measurement Date	21.9%	33.7%	61.8%
Collateral Description	Generally, certain route authorities, take-off and landing slots, and rights to airport facilities used by American to operate certain services between the U.S. and London Heathrow, Tokyo Narita, and China	Generally, certain route authorities, take-off and landing slots, and rights to airport facilities used by American to operate all services between the U.S. and South America	Generally, certain Slots (e.g., DCA and LaGuardia), accounts receivable, certain engines, certain spare parts and ground service equipment, certain simulators, certain leasehold real estate assets and cash

(1)	With respect to spare parts, one physical appraisal and one desktop appraisal are required in each fiscal year.

At December 31, 2014, American and US Airways were in compliance with the applicable collateral coverage tests as of the most recent measurement dates.

10.  Income Taxes

The significant components of the income tax expense (benefit) were (in millions):

	Year Ended December 31,
	2014	2013	2012
Current	$(16)	$(22)	$—
Deferred	346	(324)	(569)

Income tax expense (benefit)	$330	$(346)	$(569)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The income tax expense (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Statutory income tax provision (benefit)	$1,123	$(763)	$(857)
State income tax expense (benefit), net of federal tax effect	75	(8)	(32)
Book expenses (benefits) not deductible for tax purposes	(1)	27	19
Bankruptcy administration expenses	95	83	26
Interest cutback to net operating loss (NOL)	—	141	—
Alternative minimum tax credit refund	(24)	(22)	—
Change in valuation allowance	(1,323)	717	839
Tax expense (benefit) resulting from OCI allocation	330	(538)	(569)
Other, net	55	17	5

Income tax expense (benefit)	$330	$(346)	$(569)

As a result of the Merger, US Airways Group and its subsidiaries are included in the AAG consolidated federal and state income tax returns for the period ended December 31, 2014.

For the year ended December 31, 2014, the Company recorded a $330 million tax provision. This provision included $346 million of special tax charges. During 2014, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, the Company recorded a special non-cash tax provision of $330 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in other comprehensive income (OCI), a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of our fuel hedging contracts. In accordance with GAAP, the Company retained the $330 million tax provision in OCI until the last contract was settled or terminated. The Company also recorded a special $16 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, the Company recorded $8 million of tax expense principally related to certain states and countries where NOL Carryforwards were limited or unavailable to be used. These charges were offset in part by a $24 million federal income tax benefit resulting from the Company’s elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Housing and Economic Recovery Act of 2008 (as extended by the Tax Increase Prevention Act of 2014), allowing corporations to accelerate utilization of certain research and AMT credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

For the year ended December 31, 2013, the Company recorded a $346 million tax benefit. This benefit included a $538 million special non-cash income tax benefit from continuing operations. The Company is required to consider all items (including items recorded in OCI) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on OCI. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive income (loss), which is a component of stockholders’ equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, the Company’s year-end net deferred tax position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount the Company believes is more likely than not to be realized. In addition, the Company recorded a $22 million federal income tax benefit under the Housing and Economic Recovery Act of 2008 as described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

For the year ended December 31, 2012, the Company recorded a net income tax benefit of $569 million, which represents the non-cash income tax benefit resulting from gains recorded in OCI as discussed above.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (primarily reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers many factors in evaluating the realizability of its deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond the Company’s control, such as the condition of the economy, the level and volatility of fuel prices and travel demand. The Company has concluded as of December 31, 2014 that the valuation allowance was still needed on its deferred tax asset based on the weight of the factors described above.

A portion of the change in the valuation allowance reflects the income tax benefit of approximately $24 million and $22 million, respectively, recorded in 2014 and 2013 resulting from the Company’s elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Housing and Economic Recovery Act of 2008 (as extended by the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012), allowing corporations to accelerate utilization of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of accumulated other comprehensive income (loss), described in Note 14 to AAG’s consolidated financial statements. The total decrease in the valuation allowance was $197 million in 2014 and the total increase in the valuation allowance was $602 million and $263 million in 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The components of AAG’s deferred tax assets and liabilities were (in millions):

	December 31,
	2014	2013
Deferred tax assets:
Postretirement benefits other than pensions	$386	$643
Rent expense	180	355
Alternative minimum tax credit carryforwards	346	370
Operating loss carryforwards	3,461	3,655
Pensions	2,403	1,765
Frequent flyer obligation	948	1,075
Gains from lease transactions	207	56
Reorganization items	64	682
Other	1,210	871

Total deferred tax assets	9,205	9,472
Valuation allowance	(4,816)	(5,013)

Net deferred tax assets	4,389	4,459

Deferred tax liabilities:
Accelerated depreciation and amortization	(4,829)	(4,460)
Other	(98)	(519)

Total deferred tax liabilities	(4,927)	(4,979)

Net deferred tax liability	$(538)	$(520)

At December 31, 2014, the Company had approximately $10.1 billion of gross NOL Carryforwards to reduce future federal taxable income, substantially all of which are expected to be available for use in 2015. The federal NOL Carryforwards will expire beginning in 2022 if unused. These NOL Carryforwards include an unrealized tax benefit of $867 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. The Company also had approximately $4.6 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2014, which will expire in years 2015 through 2034 if unused. The Company’s ability to deduct its NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. The Company experienced an ownership change in connection with its emergence from the Chapter 11 Cases, and US Airways Group experienced an ownership change in connection with the Merger. As a result of the Merger, US Airways Group is now included in the AAG consolidated federal and state income tax return. The general limitation rules of Section 382 for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. The Company elected to be covered by certain special rules for federal income tax purposes that permit approximately $9.0 billion of its federal NOL Carryforwards to be utilized without regard to the Section 382 annual limitation rules. Substantially all of the Company’s remaining federal NOL Carryforwards (attributable to US Airways Group) are subject to limitation under Section 382; however, the Company’s ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes. The Company’s ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs. Under the Section 382 Limitation cumulative stock ownership changes among material shareholders exceeding 50% during a rolling 3-year period can potentially limit a company’s future use of net operating losses and tax credits. See Part I, Item 1A. Risk Factors – “Our ability to utilize our NOL Carryforwards may be limited” for additional unaudited discussion of this risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

At December 31, 2014, the Company had an AMT credit carryforward of approximately $341 million available for federal income tax purposes, which is available for an indefinite period. The Company’s net deferred tax assets, which include the NOL Carryforwards, are subject to a full valuation allowance. At December 31, 2014, the federal and state valuation allowances were $4.5 billion and $264 million, respectively. In accordance with GAAP, utilization of the NOL Carryforwards after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2004 through 2013 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and the Company is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. The Company believes that the effect of any assessments will be immaterial to its consolidated financial statements.

The Company had an unrecognized tax benefit of approximately $6 million, which did not change during the twelve months ended December 31, 2014. Changes in the unrecognized tax benefit have no impact on the effective tax rate due to the existence of the valuation allowance. Accrued interest on tax positions is recorded as a component of interest expense but was not significant at December 31, 2014.

The reconciliation of the beginning and ending amounts of unrecognized tax benefit are (in millions):

	2014	2013
Unrecognized tax benefit at January 1	$6	$6
No activity	—	—

Unrecognized tax benefit at December 31	$6	$6

The Company estimates that the unrecognized tax benefit will be realized within the next twelve months.

11.  Risk Management and Financial Instruments

The Company’s economic prospects are heavily dependent upon two variables it cannot control: the health of the economy and the price of fuel.

Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may have in the future, a strong negative effect on the Company’s revenues. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on the Company’s revenues.

The Company’s operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in the Company’s business. Because of the amount of fuel needed to operate the Company’s business, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on the Company’s operating results and liquidity. Jet fuel market prices have fluctuated substantially over the past several years and prices continued to be volatile in 2014.

These factors could impact the Company’s results of operations, financial performance and liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(a) Fuel Price Risk Management

During the second quarter of 2014, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. The Company has not entered into any transactions to hedge its fuel consumption since December 9, 2013 and, accordingly, as of December 31, 2014, the Company did not have any fuel hedging contracts outstanding. As such, and assuming the Company does not enter into any future transactions to hedge its fuel consumption, the Company will continue to be fully exposed to fluctuations in fuel prices. The Company’s current policy is not to enter into transactions to hedge its fuel consumption, although the Company reviews that policy from time to time based on market conditions and other factors.

The cash proceeds on these sales totaled $71 million which exceeded the current value of the portfolio. Approximately $25 million of the resulting gain was recorded to OCI and will be recognized as a decrease to fuel expense in the period the hedged fuel is scheduled to be consumed (through the second quarter of 2015). As of December 31, 2014, the Company expects to recognize the remaining $9 million of these gains into earnings in 2015. For the years ended December 31, 2014, 2013 and 2012, the Company recognized net gains of approximately $16 million, net losses of approximately $12 million and net gains of approximately $4 million, respectively, as a component of aircraft fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges.

The impact of aircraft fuel derivative instruments (all cash flow hedges) on the Company’s consolidated statements of operations is depicted below (in millions):

	Location	Year Ended December 31,
		2014	2013	2012
Amount of gain (loss) reclassified from AOCI into income (1)	Aircraft fuel and related taxes	$4	$(34)	$3
Amount of gain (loss) recognized in income on derivative (2)	Aircraft fuel and related taxes	12	22	1

Amount of gain (loss) recognized in consolidated statements of operations (3)		$16	$(12)	$4

(1)	Includes the effective portion of hedge gain (loss)

(2)	Includes the ineffective portion of hedge gain (loss)

(3)	Includes the effective and ineffective portion of hedge gain (loss)

The impact of aircraft fuel derivative instruments (all cash flow hedges) on the Company’s consolidated statements of comprehensive income is depicted below (in millions):

	Location	Year Ended December 31,
		2014	2013	2012
Amount of (gain) loss reclassified from AOCI into income (1)	Reclassification into earnings	$(4)	$34	$(3)
Amount of gain (loss) recognized in OCI on derivative (1)	Change in fair value	(34)	(2)	(12)

Amount of gain (loss) recognized in consolidated statements of comprehensive income		$(38)	$32	$(15)

(1)	Includes the effective portion of hedge gain (loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

While certain of the Company’s fuel derivatives were subject to enforceable master netting agreements with its counterparties, the Company did not offset its fuel derivative assets and liabilities in its consolidated balance sheets. The Company had a gross asset of $109 million as of December 31, 2013 for its aircraft fuel derivative instruments, which was reflected in prepaid expenses and other on the accompanying consolidated balance sheet. The Company had no cash collateral posted or received as of December 31, 2013.

(b) Credit Risk

Most of the Company’s receivables relate to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on American, US Airways or the Company’s regional carriers. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. The Company does not believe it is subject to any significant concentration of credit risk.

(c) Interest Rate Risk

The Company has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $6.5 billion principal amount of long-term debt as of December 31, 2014 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on the Company’s variable rate debt was 3.3% at December 31, 2014.

12.  Investments and Fair Value Measurements

Short-term investments consisted of (in millions):

	December 31,
	2014	2013
Overnight Investments, Time Deposits and Repurchase Agreements	$60	$177
Corporate and Bank Notes	5,194	3,350
U.S. Government Agency and Treasury Obligations	101	1,513
Commingled Funds	952	3,069
Other	2	2

Total	$6,309	$8,111

Short-term investments at December 31, 2014, by contractual maturity included (in millions):

Due in one year or less	$4,625
Due between one year and three years	1,684
Due after three years	—

Total	$6,309

All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of accumulated other comprehensive income (loss).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, which consisted primarily of call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. Heating oil, jet fuel and crude oil were the primary underlying commodities in the hedge portfolio. No changes in valuation techniques or inputs occurred during the year ended December 31, 2014.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$954	$954	$—	$—
Government agency investments	101	—	101	—
Repurchase agreements	46	—	46	—
Corporate obligations	3,927	—	3,927	—
Bank notes / Certificates of deposit / Time deposits	1,281	—	1,281	—

	6,309	954	5,355	—
Restricted cash and short term investments (1)	774	774	—	—

Total	$7,083	$1,728	$5,355	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)	The Company’s short-term investments mature in one year or less except for $1.1 billion of corporate obligations and $575 million of bank notes/certificates of deposit/time deposits.

There were no Level 1 to Level 2 transfers during the year ended December 31, 2014.

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$3,071	$3,071	$—	$—
Government agency investments	1,512	—	1,512	—
Repurchase agreements	170	—	170	—
Corporate obligations	2,750	—	2,750	—
Bank notes / Certificates of deposit / Time deposits	608	—	608	—

	8,111	3,071	5,040	—
Restricted cash and short term investments (1)	1,035	979	56	—
Fuel derivative contracts, net (1)	109	—	109	—

Total	$9,255	$4,050	$5,205	$—

(1)

Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)

The Company’s short-term investments mature in one year or less except for $250 million of bank notes/certificates of deposit/time deposits, $511 million of U.S. Government agency investments and $2.1 billion of corporate obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

A $56 million Level 1 restricted money market security was liquidated in August 2013. The cash proceeds were subsequently reinvested in a Level 2 U.S. Treasury Obligation. American’s policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.

Venezuela Cash and Short-term Investments

As of December 31, 2014, $804 million of the Company’s cash and short-term investments balances were held in foreign bank accounts, of which approximately $656 million was held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars and approximately $35 million valued at 12.0 bolivars, with the rate depending on the date the Company submitted its repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system that the Company participates in. The Company’s cash balance held in Venezuelan bolivars decreased $54 million from the December 31, 2013 balance of $710 million primarily due to $88 million in cash repatriations and $30 million in foreign currency losses as described below, partially offset by additional cash proceeds from ticket sales in early 2014. In the second and third quarters of 2014, the Company repatriated $65 million including $31 million valued at 6.3 bolivars to the dollar and $34 million valued at 10.6 bolivars to the dollar. In the fourth quarter of 2014, the Company incurred an $11 million foreign currency loss related to the receipt of $23 million at a rate of 6.3 bolivars to the dollar for one of its 2012 repatriation requests originally valued at a rate of 4.3 bolivars to the dollar. Accordingly, the Company revalued its remaining pending 2012 repatriation requests from 4.3 to 6.3 bolivars to the dollar resulting in additional foreign currency losses of $19 million. In total, the Company recognized a $30 million special charge for these foreign currency losses in the fourth quarter of 2014. During 2014, the Company significantly reduced capacity in this market and is no longer accepting bolivars as payment for airline tickets. The Company is continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. The Company is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for additional foreign currency losses, which could be material, particularly in light of the uncertainty posed by the new foreign exchange regulations announced in mid-February 2015 and the continued deterioration of economic conditions in Venezuela. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for unaudited additional discussion of this and other currency risks.

Fair Value of Debt

The fair value of the Company’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If the Company’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, were as follows (in millions):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$17,904	$18,542	$16,799	$17,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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

Year End Information

The following table provides a reconciliation of the changes in the pension and retiree medical and other benefit obligations and fair value of assets for the years ended December 31, 2014 and 2013, and a statement of funded status as of December 31, 2014 and 2013 (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
	2014	2013	2014	2013
Reconciliation of benefit obligation:
Obligation at January 1	$14,899	$15,895	$1,385	$1,412
Service cost	3	3	1	—
Interest cost	746	654	61	50
Actuarial (gain) loss	2,573	(1,152)	(39)	(82)
Plan amendments	—	—	33	—
Curtailments	—	2	—	—
Settlements	(20)	(1)	—	—
Benefit payments	(607)	(575)	(112)	(116)
US Airways plan liability (Assumed)	—	73	(4)	121

Obligation at December 31	$17,594	$14,899	$1,325	$1,385

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$10,057	$9,065	$239	$211
Actual return on plan assets	746	1,026	11	41
Employer contributions	810	494	106	103
Settlements	(20)	(1)	—	—
Benefit payments	(607)	(575)	(112)	(116)
US Airways plan assets (Assumed)	—	48	—	—

Fair value of plan assets at December 31	10,986	10,057	244	239

Funded status at December 31	$(6,608)	$(4,842)	$(1,081)	$(1,146)

Amounts recognized in the consolidated balance sheets:
Current liability	$10	$31	$117	$129
Noncurrent liability (1)	6,598	4,811	964	1,017

	$6,608	$4,842	$1,081	$1,146

Amounts recognized in other comprehensive income:
Net actuarial loss (gain)	$4,961	$2,395	$(199)	$(176)
Prior service cost (credit) (1)	245	273	(1,326)	(1,592)

	$5,206	$2,668	$(1,525)	$(1,768)

US Airways plan other comprehensive loss	—	—	—	(12)

	$5,206	$2,668	$(1,525)	$(1,780)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

	Pension Benefits		Retiree Medical and Other Benefits
	2014	2013	2014	2013
For plans with accumulated benefit obligations exceeding the fair value of plan assets:
Projected benefit obligation (PBO)	$17,560	$14,869	$—	$—
Accumulated benefit obligation (ABO)	17,548	14,858	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	1,324	1,385
Fair value of plan assets	10,950	10,024	244	239
ABO less fair value of plan assets	6,598	4,834	—	—

(1)	The 2014 noncurrent liability does not include $18 million of other post-employment benefits or $2 million of prior service costs.

The following tables provide the components of net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Pension Benefits			Retiree Medical and Other Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$3	$3	$341	$1	$—	$46
Interest cost	746	654	729	61	50	128
Expected return on assets	(786)	(720)	(676)	(19)	(16)	(17)
Curtailments	—	2	58	—	—	(124)
Settlements	4	(1)	—	—	—	—
Amortization of:
Prior service cost (1)	28	28	10	(244)	(251)	(82)
Unrecognized net loss (gain)	43	90	211	(8)	(9)	(9)

Net periodic benefit cost for defined benefit plans	38	56	673	(209)	(226)	(58)
Defined contribution plans	546	328	218	N/A	N/A	N/A

	$584	$384	$891	$(209)	$(226)	$(58)

(1)	The 2014 prior service cost does not include amortization of $14 million related to other post-employment benefits.

The estimated amount of unrecognized net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $111 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The estimated amount of unrecognized net gain for the retiree medical and other postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $7 million.

	Pension Benefits		Retiree Medical and Other Benefits
	2014	2013	2014	2013
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.30%	5.10%	4.00%	4.71%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate 1/1 – 12/31	5.10%	4.20%	4.74%	3.80%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%

As of December 31, 2014, the Company’s estimate of the long-term rate of return on plan assets was 8.00% based on the target asset allocation. Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs. The Company’s annualized ten-year rate of return on plan assets as of December 31, 2014, was approximately 8%.

The objectives of the Company’s investment policies are to: maintain sufficient income and liquidity to pay retirement benefits; produce a long-term rate of return that meets or exceeds the assumed rate of return for plan assets; limit the volatility of asset performance and funded status; and diversify assets among asset classes and investment managers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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

Investments in securities traded on recognized securities exchanges are valued at the last reported sales price on the last business day of the year. Securities traded in the over-the-counter market are valued at the last bid price. The money market fund is valued at fair value which represents the net asset value of the shares of such fund as of the close of business at the end of the period. Investments in limited partnerships are carried at estimated net asset value as determined by and reported by the general partners of the partnerships and represent the proportionate share of the estimated fair value of the underlying assets of the limited partnerships. Common/collective trusts are valued at net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The 103-12 investment trust is valued at net asset value which is determined by the issuer at the end of each month and is based on the aggregate fair value of trust assets less liabilities, divided by the number of units outstanding. No changes in valuation techniques or inputs occurred during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The fair value of the Company’s pension plan assets at December 31, 2014 and 2013, by asset category, are as follows (in millions):

	Fair Value Measurements as of December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$332	$—	$—	$332
Equity securities:
International markets (a) (b)	2,943	—	—	2,943
Large-cap companies (b)	2,488	—	—	2,488
Mid-cap companies (b)	362	—	—	362
Small-cap companies (b)	21	—	—	21
Mutual funds – US Airways plan (g)	51	—	—	51
Fixed Income:
Corporate bonds (c)	—	2,384	—	2,384
Government Securities (d)	—	1,184	—	1,184
U.S. municipal securities	—	65	—	65
Alternative instruments:
Private equity partnerships (e)	—	—	818	818
Common/collective and 103-12 investment trusts (f)	—	240	—	240
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	52	—	—	52
Due to/from brokers for sale of securities – net	39	—	—	39
Other assets – net	5	—	—	5

Total	$6,293	$3,873	$820	$10,986

a)

Holdings are diversified as follows: 18% United Kingdom, 11% Japan, 10% France, 7% Switzerland, 7% Netherlands, 6% Republic of Korea, 13% emerging markets and the remaining 28% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)

Includes approximately 74% investments in corporate debt with a Standard and Poor’s (S&P) rating lower than A and 26% investments in corporate debt with an S&P rating A or higher. Holdings include 81% U.S. companies, 16% international companies and 3% emerging market companies.

d)

Includes approximately 73% investments in U.S. domestic government securities and 27% in emerging market government securities. There are no significant foreign currency risks within this classification.

e)

Includes limited partnerships that invest primarily in U.S. (91%) and European (9%) buyout opportunities of a range of privately held companies. The Master Trust does not have the right to redeem its limited partnership investment at its net asset value. Instead, the Master Trust receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the Master Trust has future funding commitments of approximately $403 million over the next ten years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

g)

Investment includes mutual funds invested 46% in equity securities of large-cap, mid-cap and small-cap US companies, 35% in US treasuries and corporate bonds and 18% in equity securities of international companies.

	Fair Value Measurements as of December 31, 2013
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$360	$—	$—	$360
Equity securities:
International markets (a) (b)	2,908	—	—	2,908
Large-cap companies (b)	2,196	—	—	2,196
Mid-cap companies (b)	227	—	—	227
Small-cap companies (b)	18	—	—	18
Mutual funds – US Airways plan (g)	48	—	—	48
Fixed Income:
Corporate bonds (c)	—	2,067	—	2,067
Government Securities (d)	—	1,035	—	1,035
U.S. municipal securities	—	55	—	55
Alternative instruments:
Private equity partnerships (e)	—	—	848	848
Common/collective and 103-12 investment trusts (f)	—	245	—	245
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	51	—	—	51
Due to/from brokers for sale of securities – net	(10)	—	—	(10)
Other assets – net	7	—	—	7

Total	$5,805	$3,402	$850	$10,057

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2014, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2013	$848	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	(38)	—
Relating to assets sold during the period	158	—
Purchases	148	—
Sales	(298)	—

Ending balance at December 31, 2014	$818	$2

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2013, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2012	$914	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	(21)	—
Relating to assets sold during the period	99	—
Purchases	85	—
Sales	(229)	—

Ending balance at December 31, 2013	$848	$2

The fair value of the Company’s other postretirement benefit plan assets at December 31, 2014 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$2	$—	$—	$2
Mutual funds – AMR Class	—	242	—	242

Total	$2	$242	$—	$244

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The fair value of the Company’s other postretirement benefit plan assets at December 31, 2013 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2013
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – AMR Class	—	235	—	235

Total	$4	$235	$—	$239

Investments in the AMR Class shares of the mutual funds managed by American Beacon Advisors, Inc (ABA) are valued by quoted prices on the active market, which is fair value and represents the net asset value of the shares of such funds as of the close of business at the end of the period. AMR Class shares are offered without a sales charge to participants and have the lowest expense ratio among the Beacon Funds. Purchases are restricted to retirement benefit plans of ABA and AMR and its affiliates, resulting in a fair value classification of Level 2. Investments include approximately 28% of investments in non-U.S. common stocks in 2014 and 27% of investments in non-U.S. common stocks in 2013. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.

	2014	2013
Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	5.25%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.55%	4.50%
Year that the rate reaches the ultimate trend rate	2023	2018

A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Impact on 2014 service and interest cost	$3	$(3)
Impact on postretirement benefit obligation as of December 31, 2014	65	(65)

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act of 2012. In 2014, the Company has made its aggregate minimum required contributions for 2014 of $171 million, and has made $639 million in supplemental contributions to its pension plans, above and beyond the $171 million of minimum required contributions.

Based on current funding assumptions, the Company has no minimum required contributions until 2019. Currently, American’s minimum funding obligation for its pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Upon expiration of these rules, American’s funding obligations are likely to increase materially.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	2015	2016	2017	2018	2019	2020-2024
Pension	$645	$667	$699	$735	$776	$4,535
Retiree medical and other	117	111	106	100	95	414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Modifications to Retirement and Life Insurance Benefits

Effective November 1, 2012, the Company’s defined benefit pension plans were frozen and the Company began providing enhanced benefits under the $uper $aver 401(k) Plan for certain groups. Effective November 1, 2012, the Company matches all non-flight crew employee contributions up to 5.5% of eligible earnings. Effective November 1, 2012 through December 31, 2013, pilots received employer contributions of 14% of eligible earnings and flight attendants received matching contributions of up to 5.5% of eligible earnings. With the ratification of a new CBA by pilots on December 9, 2013, effective January 1, 2014, pilots receive employer contributions of 16% of eligible earnings. With the 2013 Conditional Labor Agreement, effective January 1, 2014, flight attendants on the American seniority list as of April 12, 2012 receive age-based employer contributions (under age 40 – 5.5% of eligible earnings; age 40 to 49 – 6.75% of eligible earnings; and age 50 and above – 9.9% of eligible earnings) and flight attendants hired after April 12, 2012, receive employer contributions of 3% of eligible earnings plus company matching contributions of up to 2.5% of eligible earnings.

In December 2012, the Pilot A Plan, a defined benefit plan, was amended to remove the lump-sum option and the installment option forms of benefit effective December 31, 2012. A small group of American pilots is appealing the Bankruptcy Court’s decision authorizing American to eliminate the lump sum option and installment option forms of benefit. This is the same group of pilots that are appealing the Bankruptcy Court’s decisions authorizing American to reject the pilot CBA and approve the new pilot CBA. The U.S. District Court for the Southern District of New York upheld the Bankruptcy Court decision. The appeals currently are pending in the U.S. Court of Appeals for the Second Circuit.

The Pilot B Plan, a defined contribution plan, was terminated on November 30, 2012. With the exception of a small residual balance to cover final plan expenses, the Company has distributed all of the funds in the plan.

On July 6, 2012, the Company commenced an adversary proceeding in the Bankruptcy Court seeking a determination on the issue of vesting for former employees who retired before November 1, 2012 and were eligible for certain retiree medical coverage. The Bankruptcy Court granted in part and denied in part the Company’s motion for summary judgment concerning vesting.

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

Curtailment and Plan Amendment in the Third Quarter of 2012

In accordance with ASC 715 “Retirement Benefits” (ASC 715), in the third quarter of 2012, the Company remeasured its defined benefit pension and retiree medical plans as a result of modifications to its retirement plans and reductions in certain work groups (see above and Note 2 to AAG’s consolidated financial statements). The Company updated its significant actuarial assumptions used for the remeasurements including the discount rate, which was lowered to 4.10% and 3.80% for the defined benefit pension plans and retiree medical plans, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

comprehensive income and will be amortized over the future service life of the active plan participants for whom the benefit was eliminated, or approximately eight years. In addition, a net credit of $124 million, representing unamortized prior service credits of $157 million offset by a curtailment loss of $33 million, is included as a component of reorganization items, net.

14.  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and Retiree Medical Liability	Unrealized Gain/(Loss) on Investments	Derivative Financial Instruments	Income Tax Benefit (Expense)	Total
Balance at December 31, 2012	$(2,322)	$(1)	$15	$(672)	$(2,980)
Other comprehensive income (loss) before reclassifications	1,577	—	18	(538)	1,057
Amounts reclassified from accumulated other comprehensive income (loss)	(142)	(1)	34	—	(109)

Net current-period other comprehensive income (loss)	1,435	(1)	52	(538)	948

Balance at December 31, 2013	(887)	(2)	67	(1,210)	(2,032)
Other comprehensive income (loss) before reclassifications	(2,633)	—	(54)	—	(2,687)
Amounts reclassified from accumulated other comprehensive income (loss)	(163)	(3)	(4)	330	160

Net current-period other comprehensive income (loss)	(2,796)	(3)	(58)	330	(2,527)

Balance at December 31, 2014	$(3,683)	$(5)	$9	$(880)	$(4,559)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
	Year Ended December 31,
	2014	2013
Amortization of pension and retiree medical liability:
Prior service cost	$(202)	$(223)	Wages, salaries and benefits
Actuarial loss	39	81	Wages, salaries and benefits
Derivative financial instruments:
Cash flow hedges	(4)	34	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	(3)	—	Other, net
Income tax benefit (expense):
Reversal of non-cash tax provision	330	—	Income tax provision (benefit)

Total reclassifications for the period	$160	$(108)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

During 2014, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, the Company recorded a special non-cash tax provision of $330 million in the statement of operations for the second quarter of 2014 that reverses the non-cash tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of the Company’s fuel hedging contracts. In accordance with GAAP, the Company retained the $330 million tax provision in OCI until the last contract was settled or terminated.

The Company recognized a $538 million non-cash income tax benefit, offset by a $538 million charge to other comprehensive income, during the fourth quarter of 2013 related to gains in other comprehensive income. See Note 10 for further information.

Amounts allocated to other comprehensive income for income taxes as further described in Note 10 will remain in accumulated other comprehensive income (loss) until the Company ceases all related activities, such as termination of the pension plan.

15.  Commitments, Contingencies and Guarantees

(a) Aircraft Acquisition Commitments

AAG had total aircraft acquisition commitments as of December 31, 2014 as follows:

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Airbus
A320 Family	42	25	20	—	—	—	87
A320neo	—	—	10	25	25	40	100
A350 XWB	—	—	6	10	6	—	22
Boeing
737 Family	18	20	20	—	—	—	58
737 MAX	—	—	3	17	20	60	100
777-300 ER	2	2	—	—	—	—	4
787 Family	12	13	10	7	—	—	42
Bombardier
CRJ900	18	20	—	—	—	—	38
Embraer
ERJ175	24	24	12	—	—	—	60

Total	116	104	81	59	51	100	511

As of December 31, 2014, payments for the above aircraft commitments and certain engines are presented in the table below (in millions):

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Payments for above aircraft commitments and certain engines (1)	$5,110	$4,978	$4,937	$4,291	$3,242	$5,651	$28,209

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted Boeing a security interest in its purchase deposits with Boeing. The Company’s purchase deposits totaled $1.2 billion as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

In April 2014, the Company exercised its option to purchase and terminated its existing lease financing arrangements with respect to 62 Airbus A320 family aircraft scheduled to be delivered between the first quarter of 2015 and the third quarter of 2017. In connection with the Company’s exercise of such option, the Company also exercised its right to convert firm orders for 30 Airbus A320neo aircraft, scheduled to be delivered in 2021 and 2022, to options to acquire such aircraft. The table above reflects these changes.

In December 2014, the Company exercised its right under its purchase agreement with Bombardier to convert 24 of the Company’s 40 option order CRJ900 aircraft to firm orders to acquire such aircraft.

(b) Facility and support commitments

The Company has contracts related to facility construction or improvement projects, primarily at airport locations as well as information technology support. The contractual obligations related to these contracts are presented in the table below (in millions):

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Facility construction or improvement contracts	$166	$6	$—	$—	$—	$—	$172
Information technology contracts	183	143	115	96	79	1	617

(c) Capacity Purchase Agreements with Third-Party Regional Carriers

As of December 31, 2014, the Company’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2015 to 2027, with rights of American or US Airways, respectively, to extend the respective terms of each agreement. See Part I, Item 2. Properties for unaudited information on the aircraft contractually obligated to the Company under such capacity purchase agreements with third-party regional carriers.

The Company has entered into agreements with the third-party regional carriers that operate certain of their aircraft using American’s or US Airways’ flight designator codes. American or US Airways, respectively, controls the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retains all revenues associated with revenue flights by those aircraft. American or US Airways pays the third-party regional carriers an amount, as defined in the applicable agreement, based on the airlines’ costs of operating those flights and other factors intended to approximate market rates for those services. As of December 31, 2014, the Company’s minimum fixed obligations under its capacity purchase agreements with third-party regional airlines were as follows (approximately, in millions):

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Minimum fixed obligations under its capacity purchase agreements with third-party regional carriers (1)	$1,584	$1,616	$1,479	$1,197	$1,066	$3,102	$10,044

(1)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and the Company’s actual payments could differ materially. These obligations also include the portion of the Company’s future obligations related to aircraft deemed to be leased in the amount of approximately $492 million in 2015, $446 million in 2016, $382 million in 2017, $316 million in 2018, $283 million in 2019 and $883 million in 2020 and thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(d) Operating Leases

The Company leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2014, the Company had 477 aircraft under operating leases, with remaining terms ranging from one month to approximately 13 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2014, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Future minimum lease payments (1)	$2,110	$1,917	$1,809	$1,558	$1,399	$5,721	$14,514

(1)

As of December 31, 2014, $267 million is included on the accompanying balance sheet in accrued liabilities and deferred gains and credits, net relating to rent expense being recorded in advance of future operating lease payments.

Rent expense, excluding landing fees, was $2.8 billion, $1.7 billion and $1.4 billion in 2014, 2013 and 2012, respectively.

(e) Off-Balance Sheet Arrangements

Aircraft

AAG has 214 owned aircraft and 138 leased aircraft which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft was purchased, delivered or refinanced, these trusts allowed AAG to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to AAG.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AAG’s election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to American or US Airways, as applicable. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by AAG, American, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American or US Airways and in certain instances are guaranteed by AAG or US Airways Group, as applicable. As of December 31, 2014, $7.0 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, AAG evaluated whether the leases had characteristics of a variable interest entity and concluded the leasing entities met the criteria for variable interest entities. AAG generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates AAG to absorb decreases in value or entitles AAG to participate in increases in the value of the aircraft. AAG does not provide residual value guarantees to the bondholders or equity participants in the trusts. Some leases have a fair market value or a fixed price purchase option that allows AAG to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, AAG does not participate in any increases in the value of the aircraft. AAG concluded it was not the primary beneficiary under these arrangements. Therefore, AAG accounts for its EETC leveraged lease financings as operating leases. AAG’s total future obligations under these leveraged lease financings are $2.1 billion as of December 31, 2014, which are included in the future minimum lease payments table above.

Special Facility Revenue Bonds

AAG guarantees the payment of principal and interest of certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment which is leased to AAG. Under such leases, AAG is required to make rental payments through 2035, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2014, the remaining lease payments guaranteeing the principal and interest on these bonds are $449 million, which are accounted for as operating leases.

(f) Legal Proceedings

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. On July 1, 2014 (the date 180 days after the Effective Date), approximately 2.9 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on July 1, 2014, the Company repurchased 0.4 million shares of AAG Common Stock for an aggregate of $19 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve. On November 4, 2014, approximately 0.7 million shares of AAG Common Stock held in the Disputed Claims

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on November 4, 2014, the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve. As of December 31, 2014, there were approximately 26.8 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on February 10, 2015, the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, the Company is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to the Company but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits (OPEB) are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American’s motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees’ benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. The Company’s financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding. Separately, both the Association of Professional Flight Attendants and Transport Workers Union have filed grievances asserting that American was “successful” in its Chapter 11 with respect to matters related to OPEB and, accordingly, by operation of the underlying collective bargaining agreements, American’s prior contributions to certain OPEB prefunding trusts attributable to active employees should be returned to those active employees. These amounts aggregate approximately $212 million. The Company has denied both grievances and intends to defend these matters vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs’ requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets. On June 2, 2014, plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint, which motion has been fully briefed by the parties and is pending resolution by the Court. There is currently no trial date set. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

US Airways Sabre Matter. On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, Sabre) in the Federal District Court for the Southern District of New York. The lawsuit, as amended to date, alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its market power by restricting the Company’s ability to distribute its products to its customers. The lawsuit also alleges that these actions have permitted Sabre to charge supracompetitive booking fees and to use technologies that are not as robust and as efficient as alternatives in a competitive market. The lawsuit seeks money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. In January 2015, the court denied in part and granted in part Sabre’s motions for summary judgment. A trial date is expected to be set soon. The Company intends to pursue its claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.

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

(g) Guarantees and Indemnifications

US Airways assigned to Delta a lease agreement with the Port Authority of New York and New Jersey (the Port Authority) related to the East End Terminal at LaGuardia airport. A portion of the rental payments under the lease are used to repay special facility revenue bonds issued by the Port Authority. The special facility revenue bonds have a final scheduled maturity in 2015 and had an outstanding principal amount of approximately $22 million at December 31, 2014. Pursuant to the terms of the lease assignment, US Airways is contingently liable for Delta’s obligations, as assignee, under the lease agreement in the event Delta fails to perform such obligations including, without limitation, the payment of all rentals and other amounts due under the lease agreement. US Airways has the right to cure any failure by Delta to perform its obligations under the lease agreement and, in addition, US Airways has the right to reoccupy the terminal if it so chooses to cure any such default.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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

In certain transactions, including certain aircraft financing leases and loans, the lessors, lenders and/or other parties have rights to terminate the transaction based on changes in foreign tax law, illegality or certain other events or circumstances. In such a case, the Company may be required to make a lump sum payment to terminate the relevant transaction.

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

(h) Other

In 2010, American and Japan Airlines entered into a JBA under which, amongst other things, American provided Japan Airlines a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation, subject to certain terms and conditions. The amount required to be paid by the Company under the guarantee in any one of such years may not exceed $100 million, and is reduced if capacity for one of such years is less than a defined base year period capacity. As of December 31, 2013, American reached an agreement with Japan Airlines to settle the liability for $90 million. The liability is expected to be settled in 2015.

In the fourth quarter of 2012, the Company entered into a settlement agreement resolving a commercial dispute. The settlement agreement includes two elements which were valued at relative fair value and will be recognized when earned. The Company determined that the settlement includes a litigation gain of $280 million, which was valued using future cash flows and recognized in the fourth quarter of 2012. The settlement also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

includes an incentive which is contingent upon signing a future contract and will be recognized over the term of the future contract. The contract was signed in January 2014. In connection with the new contract, the Company recorded an additional $70 million receivable with an offset to other liabilities to be recognized over the course of the remaining contract term.

As a result of the terrorist attacks of September 11, 2001 (the Terrorist Attacks) and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act (the Stabilization Act), the Company recorded a liability for the Terrorist Attacks claims equal to the related insurance receivable due to American. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the Terrorist Attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. As of December 31, 2014, the remaining liability and the amount of the offsetting receivable were each $974 million.

16.  Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$5,495	$864	$—
Acquisition of US Airways, net	—	4,386	—
Capital lease obligations	747	—	—
Supplemental information:
Interest paid, net of amounts capitalized	814	713	485
Income taxes paid	7	12	6

17.  Operating Segments and Related Disclosures

The Company is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes American, US Airways, Envoy, Piedmont, PSA and third-party carriers that fly under capacity purchase or prorate agreements as part of the Company’s regional operations. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of American, US Airways, Envoy, Piedmont and PSA.

The Company’s operating revenues by geographic region as defined by the U.S. Department of Transportation (DOT) are summarized below (in millions):

	Year Ended December 31,
	2014	2013	2012
DOT Domestic	$28,568	$15,376	$14,287
DOT Latin America	6,964	6,288	5,813
DOT Atlantic	5,652	3,756	3,411
DOT Pacific	1,466	1,323	1,344

Total consolidated revenues	$42,650	$26,743	$24,855

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

18.  Share-based Compensation

In December 2013, the Board of Directors of AAG approved the 2013 AAG Incentive Award Plan (the 2013 Plan). Awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalent award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right. The 2013 Plan authorizes the grant of awards for the issuance of 40 million shares plus any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. In addition, any shares that are available for issuance under the US Airways Group 2011 Incentive Award Plan (the 2011 Plan) as of the effective date of the Merger may be used for awards under the 2013 Plan; provided, that awards using such available shares under the 2011 Plan shall not be made after the date awards or grants could have been made under the 2011 Plan and shall only be made to individuals who were not providing services to AAG prior to the Merger. Awards granted under the 2013 Plan upon the assumption of, or in substitution for, outstanding awards in connection with a corporate transaction, such as a merger, will not reduce the shares authorized for issuance under the 2013 Plan.

In addition, pursuant to the Plan, and as approved by the Bankruptcy Court, certain officers, directors and employees received share-based incentive awards related to the Merger and future service. Awards issued in conjunction with the Plan are discussed in more detail below.

All outstanding US Airways Group equity awards were converted into equity awards with respect to AAG Common Stock using an exchange ratio of 1 to 1 and had a fair value of approximately $141 million at the Merger, which was included in the purchase price. These awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date.

The Company’s net income for the years ended December 31, 2014, 2013 and 2012 included $381 million, $92 million and $29 million respectively, of share-based compensation costs. Of the 2014 and 2013 amounts, $224 million and $42 million, respectively, were related to the Merger and recorded in special items, net on the accompanying consolidated statements of operations.

(a) Restricted Stock Unit (RSU) Awards

As of December 31, 2014, the Company has outstanding restricted stock unit awards with service conditions (time vested) and performance conditions. The grant-date fair value of restricted stock unit awards is equal to the market price of the underlying shares of common stock on the date of grant. For time vested awards, the expense is recognized on a straight-line basis over the vesting period for the entire award. For awards with performance conditions, the expense is recognized based on the expected achievement at each reporting period. Stock-settled restricted stock unit awards (RSUs) are classified as equity awards as the vesting results in the issuance of shares of AAG Common Stock. Cash-settled restricted stock unit awards (CRSUs) are classified as liability awards as the vesting results in payment of cash by the Company. The Company granted certain RSU awards in connection with the Merger as follows:

Alignment Awards

On December 9, 2013, alignment awards were granted in the form of RSUs. The awards were provided to legacy AMR employees in order to align interests and create parity with peers at US Airways Group, and one-third of the awards vested on the Company’s emergence from bankruptcy. The remaining awards vest equally on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

the one and two year anniversary of emergence. Employees terminated in connection with the Merger fully vest in their awards on the termination date. Compensation expenses for these awards are recorded in special items, net on the consolidated statements of operations.

Merger Equity Grant

The Merger Equity Grant was granted on the Effective Date to certain officers and directors and employees in the form of RSUs and will be settled in equity for domestic employees and in cash for international employees. Each restricted stock unit award granted will vest, subject to the executive’s continued employment, with respect to (i) 50% of the restricted stock units on December 16, 2015; (ii) 25% of the restricted stock units on the earlier to occur of (a) December 16, 2015, if the Company is issued a Single Operating Certificate prior to or on that date or (b) the date on which the Company is issued a Single Operating Certificate, provided that such date is prior to or on December 9, 2016; and (iii) 25% of the restricted stock units on the date the Board of Directors or compensation committee of the Board of Directors determines that the Company has achieved at least $1.0 billion in net synergies with respect to fiscal year 2015 or 2016. Compensation expenses for these awards are recorded in special items, net on the consolidated statements of operations.

RSU award activity for all plans for the years ended December 31, 2014 and 2013 is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at January 1, 2013	—	$—
Granted	22,101	24.60
Assumed US Airways awards	3,164	22.55
Vested and released	(1,386)	24.58
Forfeited	—	—

Outstanding at December 31, 2013	23,879	$24.33
Granted	3,467	37.07
Vested and released	(4,193)	23.84
Forfeited	(1,811)	25.10

Outstanding at December 31, 2014	21,342	$26.43

As of December 31, 2014, there was $308 million of total unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of RSUs vested during the years ended December 31, 2014 and 2013 was $154 million and $31 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Cash-settled restricted stock

CRSU award activity for all plans for the years ended December 31, 2014 and 2013 is as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at January 1, 2013	—	$—
Granted	309	24.60
Assumed US Airways awards	320	22.55
Vested and released	(3)	25.25
Forfeited	—	—

Outstanding at December 31, 2013	626	$25.25
Granted	50	40.93
Vested and released	(341)	34.54
Forfeited	(74)	34.75

Outstanding at December 31, 2014	261	$53.63

As of December 31, 2014, the liability related to CRSUs was $6 million, which will continue to be remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2014, the total unrecognized compensation expense for CRSUs was $8 million and is expected to be recognized over a weighted average period of one year. The total cash paid for CRSUs vested during the years ended December 31, 2014 and 2013 was $12 million and less than $1 million, respectively.

(b) Stock Options and Stock Appreciation Rights

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Stock option and SAR award activity for all plans for the years ended December 31, 2014 and 2013 is as follows (stock options and SARs in thousands):

	Stock Options and SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Assumed US Airways awards at December 9, 2013	11,200	$12.84
Granted	—	—
Exercised	(42)	14.42
Forfeited	—	—
Expired	—	—

Balance at December 31, 2013	11,158	$12.84
Granted	—	—
Exercised	(4,109)	10.74
Forfeited	—	—
Expired	(42)	41.73

Balance at December 31, 2014	7,007	$13.90	2.6	$278
Vested or expected to vest at December 31, 2014	7,006	$13.90	2.6	$278
Exercisable at December 31, 2014	6,052	$14.83	2.4	$235

CSAR award activity for all plans for the years ended December 31, 2014 and 2013 is as follows (CSARs in thousands):

	CSARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Assumed US Airways awards at December 9, 2013	2,888	$6.25
Granted	—	—
Exercised	(23)	5.10
Forfeited	—	—
Expired	—	—

Balance at December 31, 2013	2,865	$6.26
Granted	—	—
Exercised	(1,254)	6.18
Forfeited	—	—
Expired	—	—

Balance at December 31, 2014	1,611	$6.33	2.2	$76
Vested or expected to vest at December 31, 2014	1,611	$6.33	2.2	$76
Exercisable at December 31, 2014	1,610	$6.33	2.2	$76

There were no stock options or stock appreciation rights granted subsequent to the Merger closing date. Stock options and stock appreciation rights are expensed on a straight-line basis over the vesting period for the entire award.

As of December 31, 2014, there were $4 million of total unrecognized compensation costs related to SARs. These costs are expected to be recognized over a weighted average period of 0.3 years. The total intrinsic value of stock options and SARs exercised during the year ended December 31, 2014 and the 23 day period ended December 31, 2013 was $105 million and less than $1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

As of December 31, 2014, the weighted average fair value of outstanding CSARs was $47.29 per share and the related liability was $76 million. These CSARs will continue to be remeasured at fair value at each reporting date until all awards are settled. As of December 31, 2014, the total unrecognized compensation expense for CSARs was less than a million and is expected to be recognized over a weighted average period of 0.3 years. Total cash paid for CSARs exercised during the year ended December 31, 2014 and the 23 day period ended December 31, 2013 was $42 million and less than $1 million, respectively.

19.  Valuation and Qualifying Accounts (in millions)

	Balance at beginning of year	Changes charged to statement of operations accounts	Payments	Write-offs (net of recoveries)	Sales, retirements and transfers	Balance at end of year
Allowance for obsolescence of inventories
Year ended December 31, 2014	$547	$142	$—	$(4)	$(12)	$673
Year ended December 31, 2013	546	24	—	(23)	—	547
Year ended December 31, 2012	575	20	—	(49)	—	546
Allowance for uncollectible accounts
Year ended December 31, 2014	$41	$6	$—	$(30)	$—	$17
Year ended December 31, 2013	44	3	—	(6)	—	41
Year ended December 31, 2012	52	3	—	(11)	—	44
Reserves for environmental remediation costs
Year ended December 31, 2014	$11	$—	$(1)	$—	$—	$10
Year ended December 31, 2013	13	2	(1)	(3)	—	11
Year ended December 31, 2012	14	(1)	—	—	—	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

20.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2014 and 2013 (in millions, except share and per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Operating revenues	$9,995	$11,355	$11,139	$10,160
Operating expenses	9,265	9,956	9,879	9,300
Operating income	730	1,399	1,260	860
Net income	480	864	942	597
Earnings per share:
Basic	$0.66	$1.20	$1.31	$0.84
Diluted	$0.65	$1.17	$1.28	$0.82
Shares used for computation (in thousands):
Basic	723,971	720,600	719,067	706,185
Diluted	741,335	734,767	735,196	724,767
2013
Operating revenues	$6,098	$6,449	$6,828	$7,367
Operating expenses	6,027	5,937	6,127	7,252
Operating income	71	512	701	115
Net income (loss)	(341)	220	289	(2,000)
Earnings (loss) per share (1):
Basic	$(1.37)	$0.88	$1.16	$(5.38)
Diluted	$(1.37)	$0.79	$1.02	$(5.38)
Shares used for computation (in thousands) (1):
Basic	249,491	249,588	249,719	372,055
Diluted	249,491	288,511	289,036	372,055

(1)

The Company’s weighted average diluted shares outstanding for the 2013 quarters presented include the weighted effect of shares outstanding for both the pre and post-merger periods. The shares outstanding for the pre-merger periods (January 1, 2013 through December 8, 2013) consist only of the AMR common stock formerly traded under the symbol: “AAMRQ”. In accordance with GAAP, these former AAMRQ shares have been adjusted for all periods presented to retrospectively reflect the distributions made to date pursuant to the Company’s Plan, whereby holders of AAMRQ have received 0.7441 shares of AAG Common Stock per share of AAMRQ. The shares outstanding for the 23 day post-merger period (December 9, 2013 through December 31, 2013) include the full amount of shares to be issued pursuant to the Plan over the 120 day distribution period adjusted for approximately 13 million shares withheld by the Company in satisfaction of employee tax obligations.

Former holders of AAMRQ shares as of the Effective Date may in the future receive additional distributions of AAG Common Stock dependent upon the ultimate distribution of shares of AAG Common Stock to holders of disputed claims. Thus, the shares and related earnings per share calculation prior to the Effective Date may change in the future to reflect additional retrospective adjustments for future AAG Common Stock distributions to former holders of AAMRQ shares.

The Company’s fourth quarter 2014 results reflect $507 million of net special items consisting of $280 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow Slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, the Company recorded a net $116 million charge for bankruptcy related items principally consisting of fair value adjustments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

for bankruptcy settlement obligations, a $70 million charge related primarily to certain spare parts asset impairments as well as a $24 million charge due to a new pilot labor contract at the Company’s Envoy regional subsidiary. The Company also recorded a $31 million nonoperating special charge principally for Venezuelan foreign currency losses. These charges were offset in part by an $8 million gain on the sale of certain spare parts as well as a $6 million non-cash deferred income tax benefit related to certain indefinite-lived intangible assets.

The Company’s fourth quarter 2013 results reflect $2.4 billion of net special items consisting of $2.2 billion of reorganization items principally due to a $1.7 billion deemed claim to employees pursuant to the Plan as well as professional fees and estimated allowed claim amounts, $393 million of Merger related expenses due to the alignment of labor union contracts, professional fees, severance, share-based compensation and fees for US Airways to exit the Star Alliance and its codeshare agreement with United Airlines, a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount more likely than not to be realized, a $107 million charge related to American’s pilot long-term disability obligation, a $33 million aircraft impairment charge and $20 million of interest charges to recognize post-petition interest expense on unsecured obligations pursuant to the Plan. These charges were offset in part by a $538 million non-cash income tax benefit resulting from gains recorded in OCI, a $67 million gain on the sale of Slots at LaGuardia Airport and a $31 million credit to other revenue related to a change in accounting method resulting from the modification of the Company’s AAdvantage miles agreement with Citibank.

21.  Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries

There are various cross-guarantees among the Company, American, US Airways Group and US Airways with respect to publicly held debt securities. In connection with the Merger, the Company and American entered into a second supplemental indenture under which they jointly and severally guaranteed the payment obligations of US Airways Group under the 6.125% senior notes. In addition, on March 31, 2014, the Company, US Airways Group and US Airways entered into amended and restated guarantees of the payment obligations of US Airways under the equipment notes relating to each of its Series 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 Pass Through Certificates, the result of which was to add AAG as a guarantor of such equipment notes on a joint and several basis with US Airways Group. In September 2014, the Company issued $750 million aggregate principal amount of the 5.50% senior notes, which are fully and unconditionally guaranteed by American, US Airways Group and US Airways.

In connection with the issuance of these guarantees, in accordance with Rule 3-10 of Regulation S-X and Rule 12h-5 under the Securities Exchange Act of 1934, as amended, US Airways Group and US Airways discontinued filing separate periodic and current reports with the SEC. As a result, in accordance with Rule 3-10, the Company is providing the following consolidating financial information for American Airlines Group (Parent Company Only), American, US Airways Group (Parent Company Only), US Airways and all other non-guarantor subsidiaries, together with the consolidating adjustments necessary to present the Company’s results on a consolidated basis. For the financial statements of US Airways Group and US Airways for the fiscal year ended December 31, 2013, please refer to the Annual Report on Form 10-K of each such company filed with the SEC on February 28, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

	Year Ended December 31, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues:
Mainline passenger	$—	$20,345	$—	$10,457	$—	$—	$30,802
Regional passenger	—	2,911	—	3,411	—	—	6,322
Cargo	—	717	—	158	—	—	875
Other	—	3,168	—	1,600	3,278	(3,395)	4,651

Total operating revenues	—	27,141	—	15,626	3,278	(3,395)	42,650
Operating expenses:
Aircraft fuel and related taxes	—	7,190	—	3,401	1	—	10,592
Salaries, wages and benefits	—	5,662	—	2,837	782	(773)	8,508
Regional expenses	—	3,113	—	3,452	—	(49)	6,516
Maintenance, materials and repairs	—	1,334	—	717	352	(352)	2,051
Other rent and landing fees	—	1,145	—	582	32	(32)	1,727
Aircraft rent	—	860	—	394	94	(98)	1,250
Selling expenses	—	1,091	—	453	—	—	1,544
Depreciation and amortization	—	896	—	405	40	(46)	1,295
Special items, net	18	507	—	276	18	(19)	800
Other	5	3,005	1	1,181	1,951	(2,025)	4,118

Total operating expenses	23	24,803	1	13,698	3,270	(3,394)	38,401

Operating income (loss)	(23)	2,338	(1)	1,928	8	(1)	4,249
Nonoperating income (expense):
Interest income	9	25	—	7	2	(12)	31
Interest expense, net	(15)	(581)	(36)	(266)	(1)	12	(887)
Equity in earnings of subsidiaries	2,919	—	1,480	—	—	(4,399)	—
Other, net	—	(153)	(53)	(30)	2	53	(181)

Total nonoperating income (expense), net	2,913	(709)	1,391	(289)	3	(4,346)	(1,037)

Income before income taxes	2,890	1,629	1,390	1,639	11	(4,347)	3,212
Income tax provision (benefit)	8	319	(1)	157	16	(169)	330

Net income (loss)	$2,882	$1,310	$1,391	$1,482	$(5)	$(4,178)	$2,882

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$2,882	$1,310	$1,391	$1,482	$(5)	$(4,178)	$2,882

Other comprehensive income (loss), before tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial loss and prior service cost	—	(159)	—	(4)	—	—	(163)
Current year change	—	(2,602)	—	(19)	(12)	—	(2,633)
Derivative financial instruments:
Change in fair value	(2)	(52)	—	—	—	—	(54)
Reclassification into earnings	—	(4)	—	—	—	—	(4)
Unrealized gain (loss) on investments:
Net change in value	1	(4)	—	—	—	—	(3)

Other comprehensive income (loss) before tax	(1)	(2,821)	—	(23)	(12)	—	(2,857)
Non-cash tax benefit	(2)	(328)	—	—	—	—	(330)

Comprehensive income (loss)	$2,883	$(1,183)	$1,391	$1,459	$(17)	$(4,178)	$355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

	December 31, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
ASSETS
Current assets
Cash	$1	$785	$2	$199	$7	$—	$994
Short-term investments	—	3,290	—	3,016	3	—	6,309
Restricted cash and short-term investments	—	650	—	124	—	—	774
Accounts receivable, net	—	1,445	—	324	15	(13)	1,771
Receivables from related parties, net	1,893	—	157	933	526	(3,509)	—
Aircraft fuel, spare parts and supplies, net	—	625	—	294	85	—	1,004
Prepaid expenses and other	—	462	—	912	41	(155)	1,260

Total current assets	1,894	7,257	159	5,802	677	(3,677)	12,112
Operating property and equipment	—	16,299	—	6,506	279	—	23,084
Other assets
Investments in subsidiaries	847	—	6,870	—	—	(7,717)	—
Goodwill	—	—	—	4,090	—	1	4,091
Intangibles, net of accumulated amortization	—	815	—	1,425	—	—	2,240
Other assets	53	1,921	—	267	38	(35)	2,244

Total other assets	900	2,736	6,870	5,782	38	(7,751)	8,575

Total assets	$2,794	$26,292	$7,029	$18,090	$994	$(11,428)	$43,771

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$—	$1,230	$—	$477	$1	$—	$1,708
Accounts payable	—	1,029	—	287	61	—	1,377
Payables to related parties, net	—	2,563	634	73	239	(3,509)	—
Air traffic liability	—	2,989	—	1,263	—	—	4,252
Frequent flyer liability	—	1,823	—	984	—	—	2,807
Other accrued liabilities	14	1,886	3	1,253	138	(3)	3,291

Total current liabilities	14	11,520	637	4,337	439	(3,512)	13,435
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	758	10,004	524	4,945	—	(35)	16,196
Pension and postretirement benefits	—	7,400	—	122	40	—	7,562
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	—	325	—	—	—	—	325
Other liabilities	1	2,615	—	1,861	317	(562)	4,232

Total noncurrent liabilities	759	20,344	524	6,928	357	(597)	28,315
Stockholders’ equity (deficit)
Common stock	7	—	—	—	—	—	7
Additional paid-in capital	15,135	10,632	4,703	5,542	199	(21,076)	15,135
Accumulated other comprehensive loss	(4,559)	(4,645)	(16)	(8)	(12)	4,681	(4,559)
Retained earnings (deficit)	(8,562)	(11,559)	1,181	1,291	11	9,076	(8,562)

Total stockholders’ equity (deficit)	2,021	(5,572)	5,868	6,825	198	(7,319)	2,021

Total liabilities and stockholders’ equity (deficit)	$2,794	$26,292	$7,029	$18,090	$994	$(11,428)	$43,771

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	Year Ended December 31, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net cash provided by operating activities	$457	$1,477	$1	$1,101	$44	$—	$3,080
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	—	(3,913)	—	(1,145)	(55)	(198)	(5,311)
Purchases of short-term investments	—	(3,270)	—	(2,110)	—	—	(5,380)
Sales of short-term investments	—	5,139	—	2,040	—	—	7,179
Decrease in restricted cash and short-term investments	—	52	—	209	—	—	261
Net proceeds from slot transaction	—	299	—	8	—	—	307
Funds transferred to affiliates, net	—	(198)	—	—	—	198	—
Proceeds from sale of property and equipment	—	2	—	18	13	—	33

Net cash used in investing activities	—	(1,889)	—	(980)	(42)	—	(2,911)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(2,343)	—	(612)	(1)	(176)	(3,132)
Proceeds from issuance of long-term debt	750	1,993	—	559	—	—	3,302
Deferred financing costs	(11)	(93)	—	(2)	—	—	(106)
Sale-leaseback transactions	—	811	—	—	—	—	811
Exercise of stock options	10	—	—	—	—	—	10
Treasury stock repurchases	(1,062)	—	—	—	—	—	(1,062)
Dividend payment	(144)	—	—	—	—	—	(144)
Funds transferred to affiliates, net	—	—	—	(176)		176	—
Other financing activities	—	—	—	6	—	—	6

Net cash provided by (used in) financing activities	(457)	368	—	(225)	(1)	—	(315)

Net increase (decrease) in cash	—	(44)	1	(104)	1	—	(146)
Cash at beginning of year	1	829	1	303	6	—	1,140

Cash at end of year	$1	$785	$2	$199	$7	$—	$994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

22.  Subsequent Events

AAdvantage Loan

American had the right to repay in cash, without premium or penalty, any or all of the amounts owed to Citibank under the AAdvantage Loan. Effective January 2, 2015, American exercised its loan repayment right with respect to the full value of the outstanding balance to Citibank for $400 million. In connection with the repayment, in the first quarter of 2015, American will recognize an early debt extinguishment gain of approximately $17 million. The entire outstanding balance of the obligation is reflected in current maturities of long-term debt on the accompanying consolidated balance sheet as of December 31, 2014.

Share Repurchase Program and Dividend Declaration

On January 27, 2015, the Company announced that its Board of Directors had authorized a $2.0 billion share repurchase program to be completed by the end of 2016. Shares repurchased under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.

Also on January 27, 2015, the Company announced that its Board of Directors had declared a $0.10 per share dividend for shareholders of record on February 9, 2015, and payable on February 23, 2015. Any future dividends that may be declared and paid from time to time under the Company’s capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The Company’s capital deployment program does not obligate it to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at management’s discretion.

Distribution of AAG Common Stock

On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations.

ITEM 8B. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Airlines, Inc.:

We have audited the accompanying consolidated balance sheet of American Airlines, Inc. and subsidiaries (American) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of American’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Airlines, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Airlines, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of American’s internal control over financial reporting.

/s/    KPMG LLP

Dallas, Texas

February 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

American Airlines, Inc.

We have audited the accompanying consolidated balance sheet of American Airlines, Inc. (American) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity (deficit) and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements and schedule are the responsibility of American’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines, Inc. at December 31, 2013 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Dallas, Texas

February 27, 2014

AMERICAN AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31,
	2014	2013	2012
Operating revenues:
Mainline passenger	$20,345	$19,594	$18,743
Regional passenger	2,911	2,927	2,914
Cargo	717	676	675
Other	3,168	2,563	2,493

Total operating revenues	27,141	25,760	24,825
Operating expenses:
Aircraft fuel and related taxes	7,190	7,628	7,705
Salaries, wages and benefits	5,662	5,267	6,208
Regional expenses	3,113	3,074	3,049
Maintenance, materials and repairs	1,334	1,222	1,158
Other rent and landing fees	1,145	1,117	1,083
Aircraft rent	860	743	554
Selling expenses	1,091	1,128	1,059
Depreciation and amortization	896	830	845
Special items, net	507	282	386
Other	3,005	2,935	2,696

Total operating expenses	24,803	24,226	24,743

Operating income	2,338	1,534	82
Nonoperating income (expense):
Interest income	25	20	25
Interest expense, net of capitalized interest	(581)	(710)	(646)
Other, net	(153)	(84)	223

Total nonoperating expense, net	(709)	(774)	(398)

Income (loss) before reorganization items, net	1,629	760	(316)
Reorganization items, net	—	(2,640)	(2,179)

Income (loss) before income taxes	1,629	(1,880)	(2,495)
Income tax provision (benefit)	319	(354)	(569)

Net income (loss)	$1,310	$(1,526)	$(1,926)

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$1,310	$(1,526)	$(1,926)

Other comprehensive income (loss), before tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial gain (loss) and prior service cost	(159)	(142)	130
Current year change	(2,602)	1,565	(1,910)
Benefit plan modifications	—	—	3,345
Derivative financial instruments:
Change in fair value	(52)	18	(12)
Reclassification into earnings	(4)	34	(3)
Unrealized gain (loss) on investments:
Net change in value	(4)	(1)	6

Other comprehensive income (loss) before tax	(2,821)	1,474	1,556
Non-cash tax provision (benefit)	(328)	538	569

Comprehensive loss	$(1,183)	$(590)	$(939)

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 31,
	2014	2013
ASSETS
Current assets
Cash	$785	$829
Short-term investments	3,290	5,162
Restricted cash and short-term investments	650	702
Accounts receivable, net	1,445	1,186
Aircraft fuel, spare parts and supplies, net	625	620
Prepaid expenses and other	462	702

Total current assets	7,257	9,201
Operating property and equipment
Flight equipment	21,646	18,534
Ground property and equipment	5,217	5,002
Equipment purchase deposits	1,128	847

Total property and equipment, at cost	27,991	24,383
Less accumulated depreciation and amortization	(11,692)	(10,914)

Total property and equipment, net	16,299	13,469
Other assets
Intangibles, net of accumulated amortization of $376 and $375, respectively	815	812
Other assets	1,921	2,130

Total other assets	2,736	2,942

Total assets	$26,292	$25,612

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Current maturities of long-term debt and capital leases	$1,230	$957
Accounts payable	1,029	1,013
Accrued salaries and wages	650	659
Air traffic liability	2,989	3,145
Frequent flyer liability	1,823	1,760
Payable to affiliates	2,563	2,807
Other accrued liabilities	1,236	1,578

Total current liabilities	11,520	11,919
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	10,004	9,852
Pension and postretirement benefits	7,400	5,693
Deferred gains and credits, net	271	278
Bankruptcy settlement obligations	325	5,424
Other liabilities	2,344	2,106

Total noncurrent liabilities	20,344	23,353
Commitments and contingencies (Note 12)
Stockholder’s deficit
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	10,632	5,361
Accumulated other comprehensive loss	(4,645)	(2,152)
Accumulated deficit	(11,559)	(12,869)

Total stockholder’s deficit	(5,572)	(9,660)

Total liabilities and stockholder’s deficit	$26,292	$25,612

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,310	$(1,526)	$(1,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,051	979	999
Debt discount and lease amortization	(5)	4	(14)
Special items, non-cash	89	82	214
Pension and postretirement	(159)	(154)	287
Deferred income taxes	342	(324)	(569)
Share based compensation	199	24	26
Reorganization items, non-cash	—	2,098	2,037
Interest expense, non-cash	—	45	—
Other, net	3	(77)	13
Changes in operating assets and liabilities:
Increase in accounts receivable	(209)	(81)	(222)
Decrease (increase) in other current assets	8	(3)	(133)
Decrease (increase) in derivative collateral	—	1	(1)
Increase in accounts payable and accrued liabilities	99	46	423
Increase (decrease) in air traffic liability	(124)	332	161
Increase in frequent flyer liability	31	49	140
Contributions to pension plans	(809)	(494)	(277)
Decrease in other assets and liabilities	(349)	(52)	(4)

Net cash provided by operating activities	1,477	949	1,154
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(3,913)	(2,968)	(1,870)
Purchases of short-term investments	(3,270)	(3,342)	(1,067)
Sales of short-term investments	5,139	1,588	1,373
Decrease (increase) in restricted cash and short-term investments	52	148	(112)
Net proceeds from slot transaction	299	—	—
Funds transferred to affiliates, net	(198)	—	—
Proceeds from sale of property and equipment	2	115	124

Net cash used in investing activities	(1,889)	(4,459)	(1,552)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(2,343)	(2,628)	(1,288)
Proceeds from issuance of long-term debt	1,993	4,850	268
Deferred financing costs	(93)	(115)	(6)
Sale-leaseback transactions	811	1,700	1,509
Funds transferred to affiliates, net	—	53	109
Other financing activities	—	5	—

Net cash provided by financing activities	368	3,865	592

Net increase (decrease) in cash	(44)	355	194
Cash at beginning of year	829	474	280

Cash at end of year	$785	$829	$474

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2011	$—	$4,455	$—	$(4,075)	$(9,417)	$(9,037)
Net loss	—	—	—	—	(1,926)	(1,926)
Change in unrealized gain on investments	—	—	—	6	—	6
Changes in pension, retiree medical and other liability	—	—	—	1,565	—	1,565
Net changes in fair value of derivative financial instruments	—	—	—	(15)	—	(15)
Non-cash tax provision	—	—	—	(569)	—	(569)
Share-based compensation expense	—	14	—		—	14

Balance at December 31, 2012	—	4,469	—	(3,088)	(11,343)	(9,962)
Net loss	—	—	—	—	(1,526)	(1,526)
Change in unrealized loss on investments	—	—	—	(1)	—	(1)
Changes in pension, retiree medical and other liability	—	—	—	1,423	—	1,423
Net changes in fair value of derivative financial instruments	—	—	—	52	—	52
Non-cash tax provision	—	—	—	(538)	—	(538)
Share-based compensation expense	—	68	—		—	68
Intercompany equity transfer	—	824	—		—	824

Balance at December 31, 2013	—	5,361	—	(2,152)	(12,869)	(9,660)
Net income	—	—	—	—	1,310	1,310
Change in unrealized loss on investments	—	—	—	(4)	—	(4)
Changes in pension, retiree medical and other liability	—	—	—	(2,761)	—	(2,761)
Net changes in fair value of derivative financial instruments	—	—	—	(56)	—	(56)
Non-cash tax benefit	—	—	—	328	—	328
Share-based compensation expense	—	199	—	—	—	199
Intercompany equity transfer	—	5,072	—	—	—	5,072

Balance at December 31, 2014	$—	$10,632	$—	$(4,645)	$(11,559)	$(5,572)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

1.  Nature of Operations and Operating Environment

American Airlines, Inc. (American) is a Delaware corporation whose primary business activity is the operation of a major network air carrier. American is a wholly-owned subsidiary of American Airlines Group Inc. (AAG; formerly AMR Corporation), which owns all of American’s outstanding common stock, par value $1.00 per share.

Prior to the Merger, as discussed below, American operated the third largest airline in the U.S. as measured by revenue passenger miles (RPMs) and available seat miles (ASMs). American operates in five primary domestic markets: Chicago, Dallas/Fort Worth, Los Angeles, Miami, and New York City.

As of December 31, 2014, American employed approximately 61,600 active full-time equivalent employees, of which approximately 86% are covered by collective bargaining agreements (CBAs) with various labor unions.

2.  Emergence from Chapter 11

Overview

On November 29, 2011 (the Petition Date), AMR Corporation (AMR, renamed American Airlines Group Inc., upon the closing of the Merger), its principal subsidiary, American, and certain of AMR’s other direct and indirect domestic subsidiaries (collectively, the Debtors), filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order (the Confirmation Order) approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan).

On December 9, 2013 (the Effective Date), the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by that certain Agreement and Plan of Merger (as amended, the Merger Agreement), dated as of February 13, 2013, by and among AMR, AMR Merger Sub, Inc. (Merger Sub) and US Airways Group, Inc. (US Airways Group), pursuant to which Merger Sub merged with and into US Airways Group (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of AAG following the Merger. Pursuant to the Merger Agreement, each share of common stock, par value $0.01 per share, of US Airways Group was converted into the right to receive one share of AAG common stock, par value $0.01 per share (AAG Common Stock).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Pursuant to the Plan, all shares of AMR common stock outstanding prior to the Effective Date were canceled. AAG’s Certificate of Incorporation, which was approved in connection with the Plan, authorizes the issuance of 1.75 billion new shares of AAG Common Stock and 200 million shares of AAG Series A Preferred Stock, par value $0.01 per share (AAG Series A Preferred Stock). Of the authorized AAG Series A Preferred Stock, approximately 168 million were designated “Series A Convertible Preferred Stock,” with a stated value of $25.00 per share, and issued in accordance with the Plan. AAG Common Stock is listed on the NASDAQ Global Select Market under the symbol “AAL” and began trading on December 9, 2013. AAG Series A Preferred Stock was listed on the NASDAQ Global Select Market under the symbol “AALCP” from December 9, 2013 until its final mandatory conversion on April 8, 2014. In addition, the 2013 Incentive Award Plan (the 2013 Plan) authorizes the grant of awards for the issuance of 40 million shares of AAG Common Stock plus any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. In addition, any shares that were available for issuance under the US Airways Group 2011 Incentive Award Plan (the 2011 Plan) as of the effective date of the Merger may be used for awards under the 2013 Plan; provided, that awards using such available shares shall not be made after the date awards or grants could have been made under 2011 Plan and shall only be made to individuals who were not providing services to AMR prior to the Merger.

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

•

all creditors holding Single-Dip Unsecured Claims were treated the same regardless of whether the claim was asserted against the AAG Debtors, the American Debtors, or other Debtors. As used herein, “Single-Dip Unsecured Claims” means the general unsecured claims against the Debtors that were not guaranteed by any other Debtor, other than the claims of the Debtors’ labor unions representing mainline workers. Holders of Single-Dip Unsecured Claims received a portion of their recovery in shares of AAG Series A Preferred Stock at the Effective Date and their remaining recovery in shares of AAG Common Stock during the 120-day period after the Effective Date;

•

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

•

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

•

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve that was initially issued 30.4 million shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. On July 1, 2014 (the date 180 days after the Effective Date), approximately 2.9 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on July 1, 2014, American repurchased 0.4 million shares of AAG Common Stock for an aggregate of $19 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve. On November 4, 2014, approximately 0.7 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on November 4, 2014, American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve. As of December 31, 2014, there were approximately 26.8 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. AAG is not required to distribute additional shares above the limits contemplated by the Plan described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

In addition, from the Effective Date through December 31, 2014, American has made the following cash disbursements under the Plan:

•	$385 million in cash to the pension plans in connection with missed contributions to the pension plans during the Chapter 11 Cases and interest and penalty interest thereon;

•	$108 million in cash to holders in partial or full satisfaction of their claims, including to holders of administrative claims, and state and local priority tax claims;

•	$196 million in cure payments to holders of secured debt; and

•	Approximately $563 million for payroll and other taxes associated with equity distributions to employees and distributions from the Disputed Claims Reserve.

Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 12 for more information.

The reconciliation process with respect to the remaining claims will take considerable time post-emergence. American’s estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in bankruptcy settlement obligations on American’s consolidated balance sheet as of December 31, 2014. As these claims are resolved, or where better information becomes available and is evaluated, American will make adjustments to the liabilities recorded in American’s consolidated financial statements as appropriate. Any such adjustments could be material to American’s financial position or results of operations in any given period.

Availability and Utilization of Net Operating Losses

Upon emergence from bankruptcy, American experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which could potentially limit the ability to utilize certain tax attributes including American’s substantial net operating losses (NOLs). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. American elected to be covered by certain special rules for federal income tax purposes that permit approximately $9.5 billion of the federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. See Note 7 for additional information related to tax matters.

Moreover, an ownership change subsequent to American’s emergence from bankruptcy may further limit or effectively eliminate the ability to utilize American’s NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on American’s ability to utilize the NOL Carryforwards, AAG’s Certificate of Incorporation contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of AAG’s Certificate of Incorporation was attached as Exhibit 3.1 to a Current Report on Form 8-K filed by AAG with the SEC on December 9, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Reorganization Items, Net

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the consolidated statements of operations for the years ended December 31, 2013 and 2012 (in millions):

	December 31,
	2013	2012
Pension and postretirement benefits	$—	$(66)
Labor-related deemed claim (1)	1,733	—
Aircraft and facility financing renegotiations and rejections (2),(3)	320	1,951
Fair value of conversion discount (4)	218	—
Professional fees	199	227
Other	170	67

Total reorganization items, net	$2,640	$2,179

(1)

In exchange for employees’ contributions to the successful reorganization, including agreeing to reductions in pay and benefits, American agreed in the Plan to provide each employee group a deemed claim, which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a portion of the value of cost savings provided by that group through reductions to pay and benefits as well as through certain work rule changes. The total value of this deemed claim was approximately $1.7 billion.

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

(3)

Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the year ended December 31, 2013, American recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $180 million, allowed general unsecured claims related to the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at John F. Kennedy International Airport (JFK), and rejected bonds that financed certain improvements at Chicago O’Hare International Airport (ORD), which are included in the table above.

(4)

The Plan allowed unsecured creditors receiving AAG Series A Preferred Stock a conversion discount of 3.5%. Accordingly, American recorded the fair value of such discount upon the confirmation of the Plan by the Bankruptcy Court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

3.  Bankruptcy Settlement Obligations

As of December 31, 2014 and 2013, the components of bankruptcy settlement obligations on American’s consolidated balance sheets are as follows (in millions):

	December 31,
	2014	2013
Single-Dip and Double-Dip Equity Obligations	$248	$4,575
Labor-related deemed claim	77	849

Total	$325	$5,424

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

The Single-Dip Equity Obligations, while outstanding, do not vote or participate in accordance with the terms of the Plan. These equity obligations, representing the amount of total Single-Dip Unsecured Claims not satisfied through the issuance of AAG Series A Preferred Stock at the Effective Date, represented an unconditional obligation to transfer a variable number of shares of AAG Common Stock based predominantly on a fixed monetary amount known at inception, and, as such, were not treated as equity, but rather as liabilities, until the 120th day after emergence, which was April 8, 2014. As of April 8, 2014, AAG has issued shares of AAG Common Stock to satisfy the obligation amount at emergence, plus accrued dividends of 12% per annum, calculated daily, through such date, based on the volume weighted average price of the shares of AAG Common Stock, at a 3.5% discount, as specified in the Plan. The amount of the remaining Single-Dip Equity Obligations at December 31, 2014 is American’s estimate of its obligation for disputed claims of $248 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at December 31, 2014. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

In exchange for employees’ contributions to the successful reorganization of AAG, including agreeing to reductions in pay and benefits, AAG and American agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. From the Effective Date through December 31, 2014, AAG has made distributions of $988 million in AAG Common Stock and paid approximately $553 million in cash to cover payroll and other taxes related to the equity distributions. As of December 31, 2014, the liability to certain AMR labor groups and employees of $77 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such obligation, measured as if the obligation were settled using the closing price of AAG Common Stock at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

December 31, 2014. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

On July 1, 2014, approximately 2.9 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on November 4, 2014, approximately 0.7 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations.

On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations.

4.  Basis of Presentation and Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements as of and for the years ended December 31, 2014, 2013 and 2012 include the accounts of American. American is a wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program, pensions and retiree medical and other benefits and the deferred tax asset valuation allowance.

(b) Chapter 11 Matters

In accordance with GAAP, the Debtors (as defined in Note 2 above) applied ASC 852 “Reorganizations” (ASC 852) in preparing the consolidated financial statements for periods subsequent to the Chapter 11 Cases (as defined in Note 2 above). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases for the 2013 and 2012 period are presented in reorganization items, net on the accompanying consolidated statements of operations.

(c) Restricted Cash and Short-term Investments

American has restricted cash and short-term investments related primarily to collateral held to support projected workers’ compensation obligations and funds held for certain tax obligations.

(d) Aircraft Fuel, Spare Parts, and Supplies, Net

Aircraft fuel, spare parts, and supplies, net are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is provided for aircraft spare parts and supplies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(e) Operating Property and Equipment

Operating property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset. Interest capitalized for the years ended December 31, 2014, 2013 and 2012 was $53 million, $47 million and $50 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less. The depreciable lives used for the principal depreciable asset classifications are:

Principal Depreciable Asset Classification	Depreciable Life
Jet aircraft and engines	16—30 years
Other regional aircraft and engines	25 years
Major rotable parts, avionics and assemblies	Fleet end date
Improvements to leased flight equipment	Lesser of asset/leasehold improvement or lease end date
Buildings and improvements	Lesser of 5—30 years or lease term
Furniture, fixtures and other equipment	3—10 years: ranges from computer hardware to furniture
Capitalized software	Lesser of 5 years or lease term

Residual values for aircraft, engines, major rotable parts, avionics and assemblies are generally 5% to 10%.

Equipment and property under capital leases are amortized over the term of the leases or, in the case of certain aircraft, over their expected useful lives. Lease terms vary but are generally 16 to 30 years for aircraft and three to 30 years for other leased equipment and property.

American records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset and the net book value of the asset exceeds its estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

(f) Income Taxes

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

(g) Other Intangibles, Net

Intangible assets consist primarily of airport take-off and landing rights (Slots), international Slots and route authorities and gate leasehold rights. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The following table provides information relating to American’s amortizable intangible assets as of December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Airport Slots	$310	$277
Airport gate leasehold rights	138	155
Accumulated amortization	(376)	(375)

Total	$72	$57

Airport operating and gate lease rights are amortized on a straight-line basis over 25 years to a zero residual value.

American recorded amortization expense related to these intangible assets of approximately $14 million, $18 million and $25 million for the years ended December 31, 2014, 2013 and 2012, respectively. American expects to record annual amortization expense for the aforementioned definite-life intangible assets as follows (in millions):

2015	$12
2016	11
2017	7
2018	3
2019	3
2020 and thereafter	36

Total	$72

American’s indefinite-lived assets include certain international route authorities and domestic airport take-off and landing slots. Indefinite-lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2014 and 2013, American had $743 million and $755 million, respectively, of indefinite-lived intangible assets on its consolidated balance sheets.

American’s indefinite-lived intangible assets are reviewed for impairment by initially performing a qualitative screen to determine whether American believes it is more likely than not that an asset has been impaired. If American believes an impairment has occurred, American then evaluates for impairment by comparing the estimated fair value of assets to the carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. Based upon American’s annual testing, there was no indefinite-lived intangible asset impairment in 2014.

Slot Divestitures

As a stipulation for the Merger to be approved by the Department of Justice (DOJ), American was required to divest certain Slots at LaGuardia Airport and Ronald Reagan Washington National Airport (DCA). As of December 31, 2013, the DCA Slots to be divested were recorded as assets held for sale and were included in prepaid expenses and other on the consolidated balance sheet. In 2014, American divested the required DCA Slots and received $299 million in cash as well as 24 Slots at JFK. American recognized a gain of $305 million related to these divestitures, which has been included in special items, net in the consolidated statement of operations. In 2013, American recognized a gain of $67 million related to the sale of the LaGuardia Airport Slots, which has been included in special items, net in the consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

In 2013, the European Commission cleared under the EU Merger Regulation the proposed merger between US Airways and American. As a consequence of the merger clearance process in the EU, American was required to make available one pair of London Heathrow Slots for use by another carrier between London and Philadelphia, which the acquiring carrier can deploy on another Heathrow city pair after operating the Slots on London-Philadelphia for a period of not less than three consecutive years. In addition, along with American’s joint business agreement (JBA) partners, American was required to make available for an initial period of up to seven years one pair of Heathrow Slots for service between London and Miami that may be operated via an intermediate point. In connection with these requirements and upon making these slots available, in 2014, American recorded a $43 million non-cash charge, which has been included in special items, net in the consolidated statement of operations.

(h) Frequent Flyer Program

American currently operates the AAdvantage frequent flyer program. This program awards mileage credits to passengers who fly on American and oneworld carriers, as well as certain other partner airlines that participate in the programs. Mileage credits can also be earned through purchases from other non-airline partners that participate in American’s loyalty program. Mileage credits can be redeemed for travel on American, US Airways or other participating partner airlines, in which case American pays a fee.

American uses the incremental cost method to account for the portion of American’s frequent flyer liability incurred when AAdvantage members earn mileage credits by flying on American, US Airways or its regional affiliates. American has an obligation to provide future travel when these mileage credits are redeemed and therefore has recorded a liability for mileage credits outstanding.

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

The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. Incremental cost primarily includes unit costs incurred for fuel, food, and insurance as well as fees incurred when travel awards are redeemed on partner airlines. No profit or overhead margin is included in the accrual of incremental cost. These estimates are generally updated based upon American’s 12-month historical average of such costs.

As of December 31, 2014 and 2013 the liability for outstanding mileage credits for the AAdvantage program was $647 million and $580 million, respectively, and is included on the consolidated balance sheets within frequent flyer liability.

American also sells frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. Historically, American has used the residual method of accounting to determine the values of each component as there had not been a material modification to any significant agreements since the adoption of Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” on January 1, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

In 2013, American and Citibank amended their current AAdvantage co-branded credit card agreement which resulted in a material modification of the terms of the arrangement. Therefore, subsequent to the amendment of the arrangement, American applied the relative selling price method to determine the values of each deliverable. Under the relative selling price approach, American identified five revenue elements for the co-branded credit card agreements with Citibank: the transportation component; use of American’s brand including access to frequent flyer member lists; advertising; lounge access; and baggage services (together excluding “the transportation component,” the “marketing component”).

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

The marketing component represents services provided to American’s business partners and relates primarily to the use of American’s logo and tradename along with access to customers lists of AAdvantage members. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.

Upon application of the relative selling price method in 2013 for American’s Citibank modification, American reduced its travel component liability and recorded other revenue of approximately $31 million. As a result of the change in the marketing component value when the relative selling price method is applied, American now defers less revenue per mile sold. For American’s agreements where there has not been a material modification, it continues to apply the residual method.

As of December 31, 2014 and 2013, American had $1.2 billion in deferred revenue from the sale of mileage credits (recorded as frequent flyer liability on the consolidated balance sheets). For the years ended December 31, 2014, 2013 and 2012, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $1.1 billion, $816 million and $725 million, respectively.

(i) Passenger Revenue

Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the complex pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized, including breakage. These estimates are generally based upon the evaluation of historical trends, including the use of regression analysis and other methods to model the outcome of future events based on American’s historical experience, and are recorded at the scheduled time of departure.

American purchases capacity, or ASMs, generated by AAG’s wholly-owned regional air carrier and the capacity of Republic Airways Holdings’ subsidiaries Republic Airlines (Republic) and Chautauqua Airlines (Chautauqua), and SkyWest Airlines, Inc.‘s subsidiaries Sky West Airlines (SkyWest) and ExpressJet Airlines (ExpressJet) in certain markets. AAG’s wholly-owned regional air carrier and Chautauqua, ExpressJet, Republic, and SkyWest operate regional aircraft in these markets as part of American Eagle carriers. American classifies revenues generated from transportation on these carriers as regional passenger revenues. Liabilities related to tickets sold by American for travel on these air carriers are also included in American’s air traffic liability and are subsequently relieved in the same manner as described above.

Various taxes and fees assessed on the sale of tickets to end customers are collected by American as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statements of operations and recorded as a liability until remitted to the appropriate taxing authority.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(j) Maintenance, Materials and Repairs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.

(k) Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising. Advertising expenses are expensed as incurred. Advertising expense was $86 million, $166 million and $153 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(l) Share-based Compensation

American accounts for its share-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 15 for further discussion of share-based compensation.

(m) Deferred Gains and Credits, Net

Included within deferred gains and credits, net are amounts deferred and amortized into future periods associated with deferred gains on the sale leaseback of aircraft and certain vendor incentives.

(n) Foreign Currency Gains and Losses

Foreign currency gains and losses are recorded as part of other nonoperating expense, net in American’s consolidated statements of operations. Foreign currency losses for 2014, 2013, and 2012 were $92 million, $55 million and $41 million, respectively.

(o) Regional Expenses

Expenses associated with American’s third-party regional carriers operating under the brand name American Eagle are classified as Regional expenses on the consolidated statements of operations. Regional expenses consist of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Aircraft fuel and related taxes	$999	$1,055	$1,012
Salaries, wages and benefits	35	20	33
Capacity purchases from third-party regional carriers (1)	1,253	1,242	1,282
Other rent and landing fees	242	207	203
Selling expenses	151	142	152
Depreciation and amortization	155	149	154
Special items, net	5	—	—
Other	273	259	213

Total regional expenses	$3,113	$3,074	$3,049

(1)	For the year ended December 31, 2014, the component of capacity purchase expenses related to aircraft deemed to be leased was approximately $133 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(p) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. American is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on American’s consolidated financial statements.

5.  Special Items, Net

American’s special items, net on the consolidated statements of operations are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Mainline operating special items, net (1)	$507	$282	$386

(1)

The 2014 mainline operating special items totaled a net charge of $507 million, which principally included $527 million of Merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow Slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, American recorded a net charge of $60 million for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations, $181 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other spare parts asset impairments, as well as $44 million in charges primarily relating to the buyout of certain aircraft leases. These charges were offset in part by a $305 million gain on the sale of Slots at DCA.

The 2013 mainline operating special items, net included $166 million of primarily Merger related expenses due to the alignment of labor union contracts, professional fees, severance and share-based compensation, a $107 million charge related to American’s pilot long-term disability obligation, a $43 million charge for workers’ compensation claims, and a $33 million aircraft impairment charge. These charges were offset in part by a $67 million gain on the sale of Slots at LaGuardia Airport.

The 2012 mainline operating special items, net consisted of $386 million of severance and related charges and write-off of leasehold improvements on aircraft and airport facilities that were rejected in connection with the Chapter 11 Cases.

See Note 4 to AAG’s Consolidated Financial Statements in Part II, Item 8A for information on the Merger Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The following additional amounts are also included in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Other revenue special item, net (1)	$—	$(31)	$—
Regional operating special items, net	5	—	—
Nonoperating special items, net (2)	120	121	(280)
Reorganization items, net (3)	—	2,640	2,179
Income tax special items, net (4)	342	(324)	(569)

(1)

The 2013 other revenue special item, net included a credit to other revenues related to a change in accounting method resulting from the modification of American’s AAdvantage miles agreement with Citibank.

(2)

The 2014 nonoperating special items totaled a net charge of $120 million, which principally included a $43 million charge for Venezuelan foreign currency losses, $48 million of early debt extinguishment costs related to the prepayment of 7.50% senior secured notes and other indebtedness and $29 million of non-cash interest accretion on bankruptcy settlement obligations. See Note 9 for further discussion on Venezuela cash and short-term investments.

The 2013 nonoperating special items, net consisted of interest charges of $48 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and penalty interest related to 10.5% secured notes and 7.50% senior secured notes, a $54 million charge related to the premium on tender for existing enhanced equipment trust certificates financings and the write-off of debt issuance costs and $19 million in charges related to the repayment of existing EETC financings.

The 2012 nonoperating special items, net totaled a net benefit of $280 million resulting from a settlement of a commercial dispute.

(3)

In 2013 and 2012, American recognized reorganization expenses as a result of the filing of voluntary petitions for relief under Chapter 11. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(4)

In 2014, income tax special items, net were $342 million. During 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in other comprehensive income (OCI), a subset of stockholder’s equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American’s fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated. In addition, the 2014 period included a special $14 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

In 2013 and 2012, income tax special items, net included, respectively, a $538 million and a $569 million non-cash income tax benefit from continuing operations. American is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, American recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on other comprehensive income. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive income (loss), which is a component of stockholder’s equity. Because the income tax expense on other comprehensive income is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

equal to the income tax benefit from continuing operations, American’s year-end net deferred tax position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount American believes is more likely than not to be realized.

6.  Debt

Long-term debt and capital lease obligations included in the consolidated balance sheets consisted of (in millions):

	December 31,
	2014	2013
Secured
2013 Credit Facilities, variable interest rate of 3.75%, installments through 2019 (a)	$1,872	$1,891
2014 Credit Facilities, variable interest rate of 4.25%, installments through 2021 (b)	750	—
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.70% to 7.00%, maturing from 2017 to 2026 (c)	4,271	3,516
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.43% to 8.10%, maturing from 2015 to 2026 (d)	1,860	2,140
Special facility revenue bonds, fixed interest rates ranging from 5.50% to 8.50%, maturing from 2016 to 2035 (e)	1,071	1,393
7.50% senior secured notes (f)	—	1,000
AAdvantage Loan, effective rate of 8.30%, (g)	433	611
Other secured obligations, fixed interest rates ranging from 4.19% to 12.24%, maturing from 2015 to 2028 (d)	992	300

	11,249	10,851

Unsecured
Affiliate unsecured obligations	27	27

	27	27

Total long-term debt and capital lease obligations	11,276	10,878
Less: Total unamortized debt discount	42	69
Less: Current maturities	1,230	957

Long-term debt and capital lease obligations, net of current maturities	$10,004	$9,852

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts, hangar and maintenance facilities, route authorities and airport Slots. At December 31, 2014, American was operating 37 jet aircraft under capital leases. Leases can generally be renewed at rates based on fair market value at the end of the lease term for a number of additional years. At December 31, 2014, the maturities of long-term debt and capital leases are as follows (in millions):

2015	$1,230
2016	698
2017	942
2018	844
2019	2,744
2020 and thereafter	4,791

Total	$11,249

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(a) 2013 Credit Facilities

On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, the 2013 Credit Agreement) with certain lenders. The 2013 Credit Agreement provides for a term loan facility (the 2013 Term Loan Facility) that is scheduled to mature on June 27, 2019, unless otherwise extended by the applicable parties. As of December 31, 2014, $1.9 billion was outstanding under the 2013 Term Loan Facility.

The 2013 Credit Agreement originally provided for a $1.0 billion revolving credit facility (the 2013 Revolving Facility and, together with the 2013 Term Loan Facility, the 2013 Credit Facilities) scheduled to mature on June 27, 2018, unless otherwise extended by the applicable parties. The 2013 Term Loan Facility is repayable in quarterly installments in an amount equal to 0.25% of the original principal amount thereof with any unpaid balance due on the maturity date of the 2013 Term Loan Facility. The 2013 Revolving Facility provided that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. On October 10, 2014, American and AAG amended the 2013 Credit Agreement to extend the maturity date of the 2013 Revolving Facility to October 10, 2019 and increased the commitments thereunder to an aggregate amount of $1.4 billion while reducing the letter of credit commitments thereunder to $300 million. As of December 31, 2014, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.

The 2013 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75%, with respect to the 2013 Term Loan Facility) plus an applicable LIBOR margin. The applicable LIBOR margin is 3.00% for borrowings under both the 2013 Term Loan Facility and the 2013 Revolving Facility.

Upon consummation of the Merger, US Airways Group and US Airways joined the 2013 Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the 2013 Credit Facilities were automatically increased.

Subject to certain limitations and exceptions, the 2013 Credit Facilities are secured by certain collateral, including certain route authorities and certain take-off and landing rights and gate leaseholds at certain airports. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Credit Facilities as more fully described below in “Collateral Related Covenants.”

The 2013 Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Credit Facilities may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2013 Credit Agreement) occurs, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the 2013 Credit Facilities and terminate the 2013 Revolving Facility. The 2013 Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the 2013 Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

(b) 2014 Credit Facilities

On October 10, 2014, American, AAG, US Airways Group and US Airways entered into a Credit and Guaranty Agreement (the 2014 Credit Agreement) with certain lenders. The 2014 Credit Agreement provides for a $750 million term loan facility (the 2014 Term Loan Facility) and a $400 million revolving credit facility (the 2014 Revolving Facility and, together with the 2014 Term Loan Facility, the 2014 Credit Facilities). As of December 31, 2014, $750 million was outstanding under the 2014 Term Loan Facility. The 2014 Revolving

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Facility provides that American may from time to time borrow, repay and reborrow loans thereunder. American may have letters of credit issued under the 2014 Revolving Facility in an aggregate amount outstanding at any time up to $300 million. As of December 31, 2014 there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.

Subject to certain limitations and exceptions, the 2014 Credit Facilities are secured by certain collateral, including certain route authorities and certain take-off and landing rights and gate leaseholds at certain airports. The obligations of American under the 2014 Credit Facilities are guaranteed by AAG, US Airways Group and US Airways. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2014 Credit Facilities as more fully described below in “Collateral Related Covenants.”

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

The 2014 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75% in the case of the 2014 Term Loan Facility) plus an applicable LIBOR margin. The applicable LIBOR margins are 3.50% and 3.00% for borrowings under the 2014 Term Loan Facility and the 2014 Revolving Facility, respectively. If American has a corporate credit rating of Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin is 3.25% under the 2014 Term Loan Facility.

The 2014 Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the 2014 Credit Facilities may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2014 Credit Agreement) occurs with respect to AAG, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the 2014 Credit Facilities and terminate the 2014 Revolving Facility. The 2014 Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the 2014 Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

(c) Aircraft Enhanced Equipment Trust Certificates (EETCs)

2014-1 EETCs

In September 2014, American created two pass-through trusts which issued approximately $957 million aggregate face amount of Series 2014-1 Class A and Class B EETCs in connection with the financing of 17 aircraft recently delivered to, and owned by, American (the 2014 EETC Aircraft).

As of December 31, 2014, the full $957 million of the escrowed proceeds from the 2014-1 EETCs have been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $742 million bearing interest at 3.70% per annum and Series B equipment notes in the amount of $215 million bearing interest at 4.375% per annum. Interest and principal payments on the equipment notes are scheduled to be made in April and October of each year, beginning in April 2015. The final payments on the Series A and Series B equipment notes will be due in October 2026 and October 2022, respectively. The equipment notes are secured by liens on the 2014 EETC Aircraft.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(d) Other Aircraft Financing Transactions

In May 2014, American prepaid $61 million principal amount of outstanding debt secured by certain aircraft.

During 2014, American entered into loan agreements to borrow $286 million in connection with financing certain aircraft deliveries. The notes mature in 2026 and bear interest at a rate of LIBOR plus an applicable margin.

During 2014, American financed 20 Boeing 737-800 aircraft under sale-leaseback arrangements and recorded proceeds from the sale of $811 million. Of the 20 Boeing 737-800 aircraft, 19 aircraft were accounted for as a capital lease and $747 million was reflected as debt on the consolidated balance sheet, included within other secured obligations in the table above. Gains associated with these sale-leaseback transactions are amortized over the respective remaining lease terms and are included in the consolidated balance sheet as deferred gains.

(e) Obligations Associated with Special Facility Revenue Bonds

In 2014, American prepaid $98 million of obligations, of which $62 million was a reduction of debt on its balance sheet, associated with special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities. The remaining portion of these obligations was accounted for as an operating lease.

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

In December 2014, American purchased approximately $112 million aggregate principal amount of special facility revenue bonds related to the Tulsa International Airport, when such bonds were mandatorily tendered to American. Of this amount, $11 million was a reduction of debt on American’s balance sheet. American has the option to remarket these bonds in the future.

(f) Senior Secured Notes

In March 2014, American prepaid $100 million of its 7.50% senior secured notes at a redemption price of 103% of their principal amount plus accrued and unpaid interest. In July 2014, American prepaid the remaining outstanding principal balance of $900 million at a redemption price of 103.75% of outstanding principal amount plus accrued and unpaid interest. In connection with the prepayment of the outstanding 7.50% senior secured notes, American paid $37 million of cash premiums and recorded a $5 million non-cash write off of unamortized deferred issuance costs during the year ended December 31, 2014.

(g) AAdvantage Loan

In 2009, American entered into an arrangement under which Citibank loaned American $1.0 billion that could be repaid either in AAdvantage miles under American’s AAdvantage program or in cash (the AAdvantage Loan). Approximately $890 million of the AAdvantage Loan proceeds was accounted for as a loan from Citibank with the remaining $110 million recorded as deferred revenue in other liabilities and deferred credits.

To effect the AAdvantage Loan, American and Citibank entered into an Amended and Restated AAdvantage Participation Agreement (as so amended and restated, the Amended Participation Agreement). Under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Amended Participation Agreement, American agreed that it would apply in equal monthly installments over a five year period beginning on January 1, 2012, a credit for miles awarded to Citibank cardholders’ AAdvantage accounts.

American had the right to repay in cash, without premium or penalty, any or all of the amounts owed to Citibank under the AAdvantage Loan. Effective January 2, 2015, American exercised its loan repayment right with respect to the full value of the outstanding balance to Citibank for $400 million. In connection with the repayment, in the first quarter of 2015, American will recognize an early debt extinguishment gain of approximately $17 million. The entire outstanding balance of the obligation is reflected in current maturities of long-term debt on the accompanying consolidated balance sheet as of December 31, 2014.

Collateral Related Covenants

Certain of American’s debt financing agreements contain loan to value ratio covenants and require American to periodically appraise the related collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, American is required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part, as described below.

Specifically, American is required to meet certain collateral coverage tests on a periodic basis on two Credit Facilities, as described below:

	2014 Credit Facilities	2013 Credit Facilities
Frequency of Appraisals of Appraised Collateral	Annual	Semi-Annual

LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)

LTV as of Last Measurement Date	21.9%	33.7%

Collateral Description

Generally, certain route

authorities, take-off and landing

slots, and rights to airport facilities

used by American to operate certain

services between the U.S. and

London Heathrow, Tokyo

Narita, and China

Generally, certain route authorities, take-off and landing slots, and rights to airport facilities used by American to operate all services between the U.S. and South America

At December 31, 2014, American was in compliance with the applicable collateral coverage tests as of the most recent measurement dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

7. Income Taxes

The significant components of the income tax expense (benefit) were (in millions):

	Year Ended December 31,
	2014	2013	2012
Current	$(23)	$(30)	$—
Deferred	342	(324)	(569)

Income tax expense (benefit)	$319	$(354)	$(569)

The income tax expense (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Statutory income tax provision (benefit)	$570	$(658)	$(873)
State income tax expense (benefit), net of federal tax effect	43	(14)	(35)
Book expenses (benefits) not deductible for tax purposes	(20)	20	20
Bankruptcy administration expenses	86	82	26
Interest cutback to net operating loss (NOL)	—	53	—
Alternative minimum tax credit refund	(28)	(30)	—
Change in valuation allowance	(660)	714	858
Tax expense (benefit) resulting from OCI allocation	328	(538)	(569)
Other, net	—	17	4

Income tax expense (benefit)	$319	$(354)	$(569)

For the year ended December 31, 2014, American recorded a $319 million tax provision. This provision included $342 million of special tax charges. During 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in other comprehensive income (OCI), a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of our fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated. American also recorded a special $14 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, American recorded $6 million of tax expense principally related to certain states and countries where NOL Carryforwards were limited or unavailable to be used. These charges were offset in part by a $29 million federal income tax benefit resulting from American’s elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Housing and Economic Recovery Act of 2008 (as extended by the Tax Increase Prevention Act of 2014), allowing corporations to accelerate utilization of certain research and AMT credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

For the year ended December 31, 2013, American recorded a $354 million tax benefit. This benefit included a $538 million special non-cash income tax benefit from continuing operations. American is required to consider all items (including items recorded in OCI) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, American recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on OCI. However, while the income tax benefit from continuing operations is reported on the income statement, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive income (loss), which is a component of stockholder’s equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, American’s year-end net deferred tax position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount American believes is more likely than not to be realized. In addition, American recorded a $30 million federal income tax benefit under the Housing and Economic Recovery Act of 2008 as described above.

For the year ended December 31, 2012, American recorded a net income tax benefit of $569 million, which represents the non-cash income tax benefit resulting from gains recorded in OCI as discussed above.

American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (primarily reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. In making this determination, American considers all available positive and negative evidence and makes certain assumptions. American considers many factors in evaluating the realizability of its deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond American’s control, such as the condition of the economy, the level and volatility of fuel prices and travel demand. American has concluded as of December 31, 2014 that the valuation allowance was still needed on its deferred tax asset based on the weight of the factors described above.

A portion of the change in the valuation allowance reflects the income tax benefit of approximately $29 million and $30 million, respectively, recorded in 2014 and 2013 resulting from American’s elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Housing and Economic Recovery Act of 2008 (as extended by the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012), allowing corporations to accelerate utilization of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of accumulated other comprehensive income (loss), described in Note 11 to American’s consolidated financial statements. The total increase in the valuation allowance was $69 million, $155 million and $282 million in 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The components of American’s deferred tax assets and liabilities were (in millions):

	December 31,
	2014	2013
Deferred tax assets:
Postretirement benefits other than pensions	$322	$342
Rent expense	86	55
Alternative minimum tax credit carryforwards	438	467
Operating loss carryforwards	3,536	3,302
Pensions	2,385	1,747
Frequent flyer obligation	589	620
Gains from lease transactions	22	24
Reorganization items	64	675
Other	829	975

Total deferred tax assets	8,271	8,207
Valuation allowance	(5,308)	(5,239)

Net deferred tax assets	2,963	2,968

Deferred tax liabilities:
Accelerated depreciation and amortization	(2,953)	(2,932)
Other	(238)	(250)

Total deferred tax liabilities	(3,191)	(3,182)

Net deferred tax liability	$(228)	$(214)

At December 31, 2014, American had approximately $10.3 billion of gross NOL Carryforwards to reduce future federal taxable income, substantially all of which are expected to be available for use in 2015. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal and state NOL Carryforwards available in those returns is $10.1 billion and $4.6 billion, respectively, substantially all of which is expected to be available for use in 2015. The federal NOL Carryforwards will expire beginning in 2022 if unused. These NOL Carryforwards include an unrealized tax benefit of $712 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. American also had approximately $3.9 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2014, which will expire in years 2015 through 2034 if unused. American’s ability to deduct its NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. American experienced an ownership change in connection with its emergence from the Chapter 11 Cases. The general limitation rules of Section 382 for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. American elected to be covered by certain special rules for federal income tax purposes that permit approximately $9.5 billion of its federal NOL Carryforwards to be utilized without regard to the Section 382 annual limitation rules. Similar limitations may apply for state income tax purposes. American’s ability to utilize any new NOL Carryforwards arising after the ownership change is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs.

At December 31, 2014, American had an AMT credit carryforward of approximately $435 million available for federal income tax purposes, which is available for an indefinite period. American’s net deferred tax assets, which include the NOL Carryforwards, are subject to a full valuation allowance. At December 31, 2014, the federal and state valuation allowances were $5.1 billion and $208 million, respectively. In accordance with GAAP, utilization of the NOL Carryforwards after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset American’s tax provision dollar for dollar.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

American files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. American’s 2004 through 2013 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and American is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. American believes that the effect of additional assessments will be immaterial to its consolidated financial statements.

American has an unrecognized tax benefit of approximately $5 million, which did not change during the twelve months ended December 31, 2014. Changes in the unrecognized tax benefit have no impact on the effective tax rate due to the existence of the valuation allowance. Accrued interest on tax positions is recorded as a component of interest expense but was not significant at December 31, 2014.

The reconciliation of the beginning and ending amounts of unrecognized tax benefit are (in millions):

	2014	2013
Unrecognized tax benefit at January 1	$5	$5
No activity	—	—

Unrecognized tax benefit at December 31	$5	$5

American estimates that the unrecognized tax benefit will be realized within the next twelve months.

8. Risk Management and Financial Instruments

American’s economic prospects are heavily dependent upon two variables it cannot control: the health of the economy and the price of fuel.

Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may have in the future, a strong negative effect on American’s revenues. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on American’s revenues.

American’s operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in American’s business. Because of the amount of fuel needed to operate American’s business, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on American’s operating results and liquidity. Jet fuel market prices have fluctuated substantially over the past several years and prices continued to be volatile in 2014.

These factors could impact American’s results of operations, financial performance and liquidity.

(a) Fuel Price Risk Management

During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. American has not entered into any transactions to hedge its fuel consumption since December 9, 2013 and, accordingly, as of December 31, 2014, American did not have any fuel hedging contracts outstanding. As such, and assuming American does not enter into any future transactions to hedge its fuel consumption, American will continue to be fully exposed to fluctuations in fuel prices. American’s current policy is not to enter into transactions to hedge its fuel consumption, although American reviews that policy from time to time based on market conditions and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The cash proceeds on these sales totaled $71 million which exceeded the current value of the portfolio. Approximately $25 million of the resulting gain was recorded to OCI and will be recognized as a decrease to fuel expense in the period the hedged fuel is scheduled to be consumed (through the second quarter of 2015). As of December 31, 2014, American expects to recognize the remaining $9 million of these gains into earnings in 2015. For the years ended December 31, 2014, 2013 and 2012, American recognized net gains of approximately $16 million, net losses of approximately $12 million and net gains of approximately $4 million, respectively, as a component of aircraft fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges.

The impact of aircraft fuel derivative instruments (all cash flow hedges) on American’s consolidated statements of operations is depicted below (in millions):

	Location	Year Ended December 31,
		2014	2013	2012
Amount of gain (loss) reclassified from AOCI into income (1)	Aircraft fuel and related taxes	$4	$(34)	$3
Amount of gain (loss) recognized in income on derivative (2)	Aircraft fuel and related taxes	12	22	1

Amount of gain (loss) recognized in consolidated statements of operations (3)		$16	$(12)	$4

(1)	Includes the effective portion of hedge gain (loss)

(2)	Includes the ineffective portion of hedge gain (loss)

(3)	Includes the effective and ineffective portion of hedge gain (loss)

The impact of aircraft fuel derivative instruments (all cash flow hedges) on American’s consolidated statements of comprehensive income is depicted below (in millions):

	Location	Year Ended December 31,
		2014	2013	2012
Amount of (gain) loss reclassified from AOCI into income (1)	Reclassification into earnings	$(4)	$34	$(3)
Amount of gain (loss) recognized in OCI on derivative (1)	Change in fair value	(34)	(2)	(12)

Amount of gain (loss) recognized in consolidated statements of comprehensive income		$(38)	$32	$(15)

(1)	Includes the effective portion of hedge gain (loss)

While certain of American’s fuel derivatives were subject to enforceable master netting agreements with its counterparties, American did not offset its fuel derivative assets and liabilities in its consolidated balance sheets. American had a gross asset of $109 million as of December 31, 2013 for its aircraft fuel derivative instruments, which was reflected in prepaid expenses and other on the accompanying consolidated balance sheet. American had no cash collateral posted or received as of December 31, 2013.

(b) Credit Risk

Most of American’s receivables relate to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on American or its regional carriers. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. American does not believe it is subject to any significant concentration of credit risk.

(c) Interest Rate Risk

American has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $3.9 billion principal amount of long-term debt as of December 31, 2014 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on American’s variable rate debt was 3.6% at December 31, 2014.

9. Investments and Fair Value Measurements

Short-term investments consisted of (in millions):

	December 31,
	2014	2013
Overnight Investments, Time Deposits and Repurchase Agreements	$60	$177
Corporate and Bank Notes	2,441	3,350
U.S. Government Agency and Treasury Obligations	—	1,312
Commingled Funds	789	323

Total	$3,290	$5,162

Short-term investments at December 31, 2014, by contractual maturity included (in millions):

Due in one year or less	$2,532
Due between one year and three years	758
Due after three years	—

Total	$3,290

All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of accumulated other comprehensive income (loss).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

American utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. American’s fuel derivative contracts, which consisted primarily of call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. Heating oil, jet fuel and crude oil were the primary underlying commodities in the hedge portfolio. No changes in valuation techniques or inputs occurred during the year ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$789	$789	$—	$—
Repurchase agreements	46	—	46	—
Corporate obligations	1,775	—	1,775	—
Bank notes / Certificates of deposit / Time deposits	680	—	680	—

	3,290	789	2,501	—
Restricted cash and short term investments (1)	650	650	—	—

Total	$3,940	$1,439	$2,501	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)	American’s short-term investments mature in one year or less except for $558 million of corporate obligations and $200 million of bank notes/certificates of deposit/time deposits.

There were no Level 1 to Level 2 transfers during the year ended December 31, 2014.

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$323	$323	$—	$—
Government agency investments	1,312	—	1,312	—
Repurchase agreements	170	—	170	—
Corporate obligations	2,750	—	2,750	—
Bank notes / Certificates of deposit / Time deposits	607	—	607	—

	5,162	323	4,839	—
Restricted cash and short term investments (1)	702	646	56	—
Fuel derivative contracts, net (1)	109	—	109	—

Total	$5,973	$969	$5,004	$—

(1)

Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)

American’s short-term investments mature in one year or less except for $250 million of bank notes/certificates of deposit/time deposits, $511 million of U.S. Government agency investments and $2.1 billion of corporate obligations.

A $56 million Level 1 restricted money market security was liquidated in August 2013. The cash proceeds were subsequently reinvested in a Level 2 U.S. Treasury Obligation. American’s policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.

Venezuela Cash and Short-term Investments

As of December 31, 2014, $745 million of American’s cash and short-term investments balances were held in foreign bank accounts, of which approximately $656 million was held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars and approximately $35 million valued at 12.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

bolivars, with the rate depending on the date American submitted its repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system that American participates in. American’s cash balance held in Venezuelan bolivars decreased $54 million from the December 31, 2013 balance of $710 million primarily due to $88 million in cash repatriations and $30 million in foreign currency losses as described below, partially offset by additional cash proceeds from ticket sales in early 2014. In the second and third quarters of 2014, American repatriated $65 million including $31 million valued at 6.3 bolivars to the dollar and $34 million valued at 10.6 bolivars to the dollar. In the fourth quarter of 2014, American incurred an $11 million foreign currency loss related to the receipt of $23 million at a rate of 6.3 bolivars to the dollar for one of its 2012 repatriation requests originally valued at a rate of 4.3 bolivars to the dollar. Accordingly, American revalued its remaining pending 2012 repatriation requests from 4.3 to 6.3 bolivars to the dollar resulting in additional foreign currency losses of $19 million. In total, American recognized a $30 million special charge for these foreign currency losses in the fourth quarter of 2014. During 2014, American significantly reduced capacity in this market and is no longer accepting bolivars as payment for airline tickets. American is continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. American is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for additional foreign currency losses, which could be material, particularly in light of the uncertainty posed by the new foreign exchange regulations announced in mid-February 2015 and the continued deterioration of economic conditions in Venezuela. See Part I, Item 1A. Risk Factors –“We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for unaudited additional discussion of this and other currency risks.

Fair Value of Debt

The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$11,234	$11,618	$10,809	$11,045

10. Retirement Benefits

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Year End Information

The following table provides a reconciliation of the changes in the pension and retiree medical and other benefit obligations and fair value of assets for the years ended December 31, 2014 and 2013, and a statement of funded status as of December 31, 2014 and 2013 (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
	2014	2013	2014	2013
Reconciliation of benefit obligation:
Obligation at January 1	$14,826	$15,895	$1,264	$1,412
Service cost	2	3	—	—
Interest cost	742	654	55	50
Actuarial (gain) loss	2,559	(1,152)	(57)	(82)
Plan amendments	—	—	33	—
Curtailments	—	2	—	—
Settlements	(20)	(1)	—	—
Benefit payments	(605)	(575)	(102)	(116)

Obligation at December 31	$17,504	$14,826	$1,193	$1,264

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$10,009	$9,065	$239	$211
Actual return on plan assets	742	1,026	11	41
Employer contributions	809	494	96	103
Settlements	(20)	(1)	—	—
Benefit payments	(605)	(575)	(102)	(116)

Fair value of plan assets at December 31	10,935	10,009	244	239

Funded status at December 31	$(6,569)	$(4,817)	$(949)	$(1,025)

Amounts recognized in the consolidated balance sheets:
Current liability	$10	$31	$108	$118
Noncurrent liability (1)	6,559	4,786	841	907

	$6,569	$4,817	$949	$1,025

Amounts recognized in other comprehensive income:
Net actuarial loss (gain)	$4,949	$2,395	$(217)	$(176)
Prior service cost (credit) (1)	245	273	(1,319)	(1,592)

	$5,194	$2,668	$(1,536)	$(1,768)

For plans with accumulated benefit obligations exceeding the fair value of plan assets:
Projected benefit obligation (PBO)	$17,471	$14,796	$—	$—
Accumulated benefit obligation (ABO)	17,461	14,788	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	1,193	1,264
Fair value of plan assets	10,899	9,976	244	239
ABO less fair value of plan assets	6,562	4,812	—	—

(1) The 2014 noncurrent liability does not include $18 million of other post-employment benefits or $2 million of prior service costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The following tables provide the components of net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Pension Benefits			Retiree Medical and Other Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$2	$3	$341	$—	$—	$46
Interest cost	742	654	729	55	50	128
Expected return on assets	(783)	(720)	(676)	(19)	(16)	(17)
Curtailments	—	2	58	—	—	(124)
Settlements	4	(1)	—	—	—	—
Amortization of:
Prior service cost (1)	28	28	10	(240)	(251)	(82)
Unrecognized net loss (gain)	43	90	211	(8)	(9)	(9)

Net periodic benefit cost for defined benefit plans	36	56	673	(212)	(226)	(58)
Defined contribution plans	385	303	202	N/A	N/A	N/A

	$421	$359	$875	$(212)	$(226)	$(58)

(1)	The 2014 prior service cost does not include amortization of $14 million related to other post-employment benefits.

The estimated amount of unrecognized net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $111 million.

The estimated amount of unrecognized net gain for the retiree medical and other postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $7 million.

	Pension Benefits		Retiree Medical and Other Benefits
	2014	2013	2014	2013
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.30%	5.10%	4.00%	4.71%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate 1/1 – 12/31	5.10%	4.20%	4.71%	3.80%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%

As of December 31, 2014, American’s estimate of the long-term rate of return on plan assets was 8.00% based on the target asset allocation. Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs. American’s annualized ten-year rate of return on plan assets as of December 31, 2014, was approximately 8%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

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

Each asset class is actively managed and, historically, the plans’ assets have produced returns, net of management fees, in excess of the expected rate of return over the last ten years. Public equity and emerging market fixed income securities are used to provide diversification and are expected to generate higher returns over the long-term than longer duration U.S. bonds. Public stocks are managed using a value investment approach in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. Longer duration U.S. bonds are used to partially hedge the assets from declines in interest rates. Alternative (private) investments are used to provide expected returns in excess of the public markets over the long-term. Additionally, American engages currency overlay managers in an attempt to increase returns by protecting non-U.S. dollar denominated assets from a rise in the relative value of the U.S. dollar. American also participates in securities lending programs to generate additional income by loaning plan assets to borrowers on a fully collateralized basis. These programs are subject to market risk.

Investments in securities traded on recognized securities exchanges are valued at the last reported sales price on the last business day of the year. Securities traded in the over-the-counter market are valued at the last bid price. The money market fund is valued at fair value which represents the net asset value of the shares of such fund as of the close of business at the end of the period. Investments in limited partnerships are carried at estimated net asset value as determined by and reported by the general partners of the partnerships and represent the proportionate share of the estimated fair value of the underlying assets of the limited partnerships. Common/collective trusts are valued at net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The 103-12 investment trust is valued at net asset value which is determined by the issuer at the end of each month and is based on the aggregate fair value of trust assets less liabilities, divided by the number of units outstanding. No changes in valuation techniques or inputs occurred during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The fair value of American’s pension plan assets at December 31, 2014 and 2013, by asset category are as follows (in millions):

	Fair Value Measurements as of December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$332	$—	$—	$332
Equity securities:
International markets (a)(b)	2,943	—	—	2,943
Large-cap companies (b)	2,488	—	—	2,488
Mid-cap companies (b)	362	—	—	362
Small-cap companies (b)	21	—	—	21
Fixed Income:
Corporate bonds (c)	—	2,384		2,384
Government Securities (d)	—	1,184		1,184
U.S. municipal securities	—	65		65
Alternative instruments:
Private equity partnerships (e)	—	—	818	818
Common/collective and 103-12 investment trusts (f)	—	240	—	240
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	52	—	—	52
Due to/from brokers for sale of securities – net	39	—	—	39
Other assets – net	5	—	—	5

Total	$6,242	$3,873	$820	$10,935

a)

Holdings are diversified as follows: 18% United Kingdom, 11% Japan, 10% France, 7% Switzerland, 7% Netherlands, 6% Republic of Korea, 13% emerging markets and the remaining 28% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)

Includes approximately 74% investments in corporate debt with a Standard and Poor’s (S&P) rating lower than A and 26% investments in corporate debt with an S&P rating A or higher. Holdings include 81% U.S. companies, 16% international companies and 3% emerging market companies.

d)

Includes approximately 73% investments in U.S. domestic government securities and 27% in emerging market government securities. There are no significant foreign currency risks within this classification.

e)

Includes limited partnerships that invest primarily in U.S. (91%) and European (9%) buyout opportunities of a range of privately held companies. The Master Trust does not have the right to redeem its limited partnership investment at its net asset value. Instead, the Master Trust receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the Master Trust has future funding commitments of approximately $403 million over the next ten years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

	Fair Value Measurements as of December 31, 2013
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$360	$—	$—	$360
Equity securities:
International markets (a)(b)	2,908	—	—	2,908
Large-cap companies (b)	2,196	—	—	2,196
Mid-cap companies (b)	227	—	—	227
Small-cap companies (b)	18	—	—	18
Fixed Income:
Corporate bonds (c)	—	2,067	—	2,067
Government Securities (d)	—	1,035	—	1,035
U.S. municipal securities	—	55	—	55
Alternative instruments:
Private equity partnerships (e)	—	—	848	848
Common/collective and 103-12 investment trusts (f)	—	245	—	245
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	51	—	—	51
Due to/from brokers for sale of securities – net	(10)	—	—	(10)
Other assets – net	7	—	—	7

Total	$5,757	$3,402	$850	$10,009

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2014, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2013	$848	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	(38)	—
Relating to assets sold during the period	158	—
Purchases	148	—
Sales	(298)	—

Ending balance at December 31, 2014	$818	$2

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2013, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2012	$914	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	(21)	—
Relating to assets sold during the period	99	—
Purchases	85	—
Sales	(229)	—

Ending balance at December 31, 2013	$848	$2

The fair value of American’s other postretirement benefit plan assets at December 31, 2014 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$2	$—	$—	$2
Mutual funds – AMR Class	—	242	—	242

Total	$2	$242	$—	$244

The fair value of American’s other postretirement benefit plan assets at December 31, 2013 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2013
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – AMR Class	—	235	—	235

Total	$4	$235	$—	$239

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Investments in the AMR Class shares of the mutual funds managed by American Beacon Advisors, Inc (ABA) are valued by quoted prices on the active market, which is fair value and represents the net asset value of the shares of such funds as of the close of business at the end of the period. AMR Class shares are offered without a sales charge to participants and have the lowest expense ratio among the Beacon Funds. Purchases are restricted to retirement benefit plans of ABA and AMR and its affiliates, resulting in a fair value classification of Level 2. Investments include approximately 28% of investments in non-U.S. common stocks in 2014 and 27% of investments in non-U.S. common stocks in 2013. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.

	2014	2013
Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	5.0%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2023	2018

A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Impact on 2014 service and interest cost	$2	$(2)
Impact on postretirement benefit obligation as of December 31, 2014	48	(51)

American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act of 2012. In 2014, American has made its aggregate minimum required contributions for 2014 of $170 million, and has made $639 million in supplemental contributions to its pension plans, above and beyond the $170 million of minimum required contributions.

Based on current funding assumptions, American has no minimum required contributions until 2019. Currently, American’s minimum funding obligation for its pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Upon expiration of these rules, American’s funding obligations are likely to increase materially.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	2015	2016	2017	2018	2019	2020-2024
Pension	$643	$664	$696	$732	$773	$4,515
Retiree medical and other	108	102	97	91	87	374

Modifications to Retirement and Life Insurance Benefits

Effective November 1, 2012, American’s defined benefit pension plans were frozen and American began providing enhanced benefits under the $uper $aver 401(k) Plan for certain groups. Effective November 1, 2012, American matches all non-flight crew employee contributions up to 5.5% of eligible earnings. Effective November 1, 2012 through December 31, 2013, pilots received employer contributions of 14% of eligible earnings and flight attendants received matching contributions of up to 5.5% of eligible earnings. With the ratification of a new CBA by pilots on December 9, 2013, effective January 1, 2014, pilots receive employer contributions of 16% of eligible earnings. With the 2013 Conditional Labor Agreement, effective January 1,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

2014, flight attendants on the American seniority list as of April 12, 2012 receive age-based employer contributions (under age 40 – 5.5% of eligible earnings; age 40 to 49 – 6.75% of eligible earnings; and age 50 and above – 9.9% of eligible earnings) and flight attendants hired after April 12, 2012, receive employer contributions of 3% of eligible earnings plus company matching contributions of up to 2.5% of eligible earnings.

In December 2012, the Pilot A Plan, a defined benefit plan, was amended to remove the lump-sum option and the installment option forms of benefit effective December 31, 2012. A small group of American pilots is appealing the Bankruptcy Court’s decision authorizing American to eliminate the lump sum option and installment option forms of benefit. This is the same group of pilots that are appealing the Bankruptcy Court’s decisions authorizing American to reject the pilot CBA and approve the new pilot CBA. The U.S. District Court for the Southern District of New York upheld the Bankruptcy Court decision. The appeals currently are pending in the U.S. Court of Appeals for the Second Circuit.

The Pilot B Plan, a defined contribution plan, was terminated on November 30, 2012. With the exception of a small residual balance to cover final plan expenses, American has distributed all of the funds in the plan.

On July 6, 2012, American commenced an adversary proceeding in the Bankruptcy Court seeking a determination on the issue of vesting for former employees who retired before November 1, 2012 and were eligible for certain retiree medical coverage. The Bankruptcy Court granted in part and denied in part American’s motion for summary judgment concerning vesting.

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

Curtailment and Plan Amendment in the Third Quarter of 2012

In accordance with ASC 715 “Retirement Benefits” (ASC 715), in the third quarter of 2012, American remeasured its defined benefit pension and retiree medical plans as a result of modifications to its retirement plans and reductions in certain work groups (see above and Note 2 to American’s consolidated financial statements). American updated its significant actuarial assumptions used for the remeasurements including the discount rate, which was lowered to 4.10% and 3.80% for the defined benefit pension plans and retiree medical plans, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

11.  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and Retiree Medical Liability	Unrealized Gain/(Loss) on Investments	Derivative Financial Instruments	Income Tax Benefit (Expense)	Total
Balance at December 31, 2012	$(2,322)	$2	$13	$(781)	$(3,088)
Other comprehensive income (loss) before reclassifications	1,565	—	18	(538)	1,045
Amounts reclassified from accumulated other comprehensive income (loss)	(142)	(1)	34	—	(109)

Net current-period other comprehensive income (loss)	1,423	(1)	52	(538)	936

Balance at December 31, 2013	(899)	1	65	(1,319)	(2,152)
Other comprehensive income (loss) before reclassifications	(2,602)	—	(52)	—	(2,654)
Amounts reclassified from accumulated other comprehensive income (loss)	(159)	(4)	(4)	328	161

Net current-period other comprehensive income (loss)	(2,761)	(4)	(56)	328	(2,493)

Balance at December 31, 2014	$(3,660)	$(3)	$9	$(991)	$(4,645)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
	Year Ended December 31,
	2014	2013
Amortization of pension and retiree medical liability:
Prior service cost	$(198)	$(223)	Wages, salaries and benefits
Actuarial loss	39	81	Wages, salaries and benefits
Derivative financial instruments:
Cash flow hedges	(4)	34	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	(4)	—	Other, net
Income tax benefit (expense):
Reversal of non-cash tax provision	328	—	Income tax provision (benefit)

Total reclassifications for the period	$161	$(108)

During 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the statement of operations for the second quarter of 2014 that reverses the non-cash tax provision which was recorded in OCI, a subset of stockholder’s equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American’s fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

American recognized a $538 million non-cash income tax benefit, offset by a $538 million charge to other comprehensive income, during the fourth quarter of 2013 related to gains in other comprehensive income. See Note 7 for further information.

Amounts allocated to other comprehensive income for income taxes as further described in Note 7 will remain in accumulated other comprehensive income (loss) until American ceases all related activities, such as termination of the pension plan.

12.  Commitments, Contingencies and Guarantees

(a) Aircraft Acquisition Commitments

American had total aircraft acquisition commitments as of December 31, 2014 as follows:

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Airbus
A320 Family	30	25	20	—	—	—	75
A320neo	—	—	10	25	25	40	100
Boeing
737 Family	18	20	20	—	—	—	58
737 MAX	—	—	3	17	20	60	100
777-300 ER	2	2	—	—	—	—	4
787 Family	12	13	10	7	—	—	42
Bombardier
CRJ900	18	20	—	—	—	—	38
Embraer
ERJ175	24	24	12	—	—	—	60

Total	104	104	75	49	45	100	477

As of December 31, 2014, payments for the above aircraft commitments and certain engines are presented in the table below (in millions):

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Payments for above aircraft commitments and certain engines (1)	$4,586	$4,856	$4,165	$3,241	$2,654	$5,651	$25,153

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted Boeing a security interest in its purchase deposits with Boeing. American’s purchase deposits totaled $1.1 billion as of December 31, 2014.

In April 2014, American exercised its option to purchase and terminated its existing lease financing arrangements with respect to 62 Airbus A320 family aircraft scheduled to be delivered between the first quarter of 2015 and the third quarter of 2017. In connection with American’s exercise of such option, American also exercised its right to convert firm orders for 30 Airbus A320neo aircraft, scheduled to be delivered in 2021 and 2022, to options to acquire such aircraft. The table above reflects these changes.

In December 2014, American exercised its right under its purchase agreement with Bombardier to convert 24 of American’s 40 option order CRJ900 aircraft to firm orders to acquire such aircraft.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(b) Facility and support commitments

American has contracts related to facility construction or improvement projects, primarily at airport locations as well as information technology support. The contractual obligations related to these contracts are presented in the table below (in millions):

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Facility construction or improvement contracts	$166	$6	$—	$—	$—	$—	$172
Information technology contracts	179	139	112	96	79	1	606

(c) Capacity Purchase Agreements with Third-Party Regional Carriers

As of December 31, 2014, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2016 to 2027, with rights of American to extend the respective terms of each agreement. See Part I, Item 2. Properties for unaudited information on the aircraft contractually obligated to American under such capacity purchase agreements with third-party regional carriers.

American has entered into agreements with the third-party regional carriers that operate certain of their aircraft using American’s flight designator codes. American controls the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retains all revenues associated with revenue flights by those aircraft. American pays the third-party regional carriers an amount, as defined in the applicable agreement, based on the airlines’ costs of operating those flights and other factors intended to approximate market rates for those services. As of December 31, 2014, American’s minimum fixed obligations under its capacity purchase agreements with third-party regional carriers were as follows (approximately, in millions):

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Minimum fixed obligations under its capacity purchase agreements with third-party regional carriers (1)	$502	$592	$463	$446	$430	$2,242	$4,675

(1)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. These obligations also include the portion of American’s future obligations related to aircraft deemed to be leased in the amount of approximately $173 million in 2015, $171 million in 2016, $111 million in 2017, $107 million in 2018, $107 million in 2019 and $665 million in 2020 and thereafter.

(d) Operating Leases

American leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2014, American had 245 aircraft under operating leases, with remaining terms ranging from one month to approximately 13 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

As of December 31, 2014, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Future minimum lease payments (1)	$1,391	$1,293	$1,240	$1,141	$1,069	$4,939	$11,073

(1)

As of December 31, 2014, $231 million is included on the accompanying balance sheet in accrued liabilities and deferred gains and credits, net relating to rent expense being recorded in advance of future operating lease payments.

Rent expense, excluding landing fees, was $1.8 billion, $1.6 billion and $1.4 billion in 2014, 2013 and 2012 respectively.

(e) Off-Balance Sheet Arrangements

Aircraft

American has 135 owned aircraft and 32 leased aircraft which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft was purchased, delivered or refinanced, these trusts allowed American to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at American’s election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and in certain instances are guaranteed by AAG. As of December 31, 2014, $4.3 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity and concluded the leasing entities met the criteria for variable interest entities. American generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates American to absorb decreases in value or entitles American to participate in increases in the value of the aircraft. American does not provide residual value guarantees to the bondholders or equity participants in the trusts and American’s existing leasing arrangements do not contain fixed-price purchase options or similar features. Therefore, American accounts for its EETC leveraged lease financings as operating leases. American’s total future obligations under these leveraged lease financings are $269 million as of December 31, 2014, which are included in the future minimum lease payments table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Special Facility Revenue Bonds

American guarantees the payment of principal and interest of certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment which is leased to American. Under such leases, American is required to make rental payments through 2035, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2014, the remaining lease payments guaranteeing the principal and interest on these bonds are $449 million, which are accounted for as operating leases.

(f) Legal Proceedings

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. On July 1, 2014 (the date 180 days after the Effective Date), approximately 2.9 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on July 1, 2014, American repurchased 0.4 million shares of AAG Common Stock for an aggregate of $19 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve. On November 4, 2014, approximately 0.7 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on November 4, 2014, American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve. As of December 31, 2014, there were approximately 26.8 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on February 10, 2015, American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits (OPEB) are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American’s motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees’ benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. American’s financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding. Separately, both the Association of Professional Flight Attendants and Transport Workers Union have filed grievances asserting that American was “successful” in its Chapter 11 with respect to matters related to OPEB and, accordingly, by operation of the underlying collective bargaining agreements, American’s prior contributions to certain OPEB prefunding trusts attributable to active employees should be returned to those active employees. These amounts aggregate approximately $212 million. American has denied both grievances and intends to defend these matters vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs’ requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets. On June 2, 2014, plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint, which motion has been fully briefed by the parties and is pending resolution by the Court. There is currently no trial date set. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(g) Guarantees and Indemnifications

American is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. American is not able to estimate the potential amount of any liability resulting from the indemnities. These indemnities are discussed in the following paragraphs.

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

American’s loan agreements and other London Interbank Offered Rate (LIBOR)-based financing transactions (including certain leveraged aircraft leases) generally obligate American to reimburse the applicable lender for incremental costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, American’s loan agreements, derivative contracts and other financing arrangements typically contain a withholding tax provision that requires American to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

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

In certain transactions, including certain aircraft financing leases and loans, the lessors, lenders and/or other parties have rights to terminate the transaction based on changes in foreign tax law, illegality or certain other events or circumstances. In such a case, American may be required to make a lump sum payment to terminate the relevant transaction.

American has general indemnity clauses in many of its airport and other real estate leases where American as lessee indemnifies the lessor (and related parties) against liabilities related to American’s use of the leased property. Generally, these indemnifications cover liabilities resulting from the negligence of the indemnified parties, but not liabilities resulting from the gross negligence or willful misconduct of the indemnified parties. In addition, American provides environmental indemnities in many of these leases for contamination related to American’s use of the leased property.

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

American is involved in certain claims and litigation related to its operations. American is also subject to regulatory assessments in the ordinary course of business. American establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. In the opinion of management, liabilities, if any, arising from these regulatory matters, claims and litigation will not have a material adverse effect on American’s consolidated financial position, results of operations, or cash flows, after consideration of available insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

In connection with the Merger and pursuant to the Plan on December 9, 2013, AAG and American entered into a joinder to the loan agreement and became co-obligors of US Airways Group’s $1.6 billion 2013 Citicorp Credit Facility and AAG and American entered into a second supplemental indenture that guarantees the payment obligations associated with the 6.125% senior notes.

(h) Other

In 2010, American and Japan Airlines entered into a JBA under which, amongst other things, American provided Japan Airlines a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation, subject to certain terms and conditions. The amount required to be paid by American under the guarantee in any one of such years may not exceed $100 million, and is reduced if capacity for one of such years is less than a defined base year period capacity. As of December 31, 2013, American reached an agreement with Japan Airlines to settle the liability for $90 million. The liability is expected to be settled in 2015.

In the fourth quarter of 2012, American entered into a settlement agreement resolving a commercial dispute. The settlement agreement includes two elements which were valued at relative fair value and will be recognized when earned. American determined that the settlement includes a litigation gain of $280 million, which was valued using future cash flows and recognized in the fourth quarter of 2012. The settlement also includes an incentive which is contingent upon signing a future contract and will be recognized over the term of the future contract. The contract was signed in January 2014. In connection with the new contract, American recorded an additional $70 million receivable with an offset to other liabilities to be recognized over the course of the remaining contract term.

As a result of the terrorist attacks of September 11, 2001 (the Terrorist Attacks) and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act (the Stabilization Act), American recorded a liability for the Terrorist Attacks claims equal to the related insurance receivable due to American. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the Terrorist Attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. As of December 31, 2014, the remaining liability and the amount of the offsetting receivable were each $974 million.

13.  Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$5,131	$833	$—
Capital lease obligations	747	—	—
Supplemental information:
Interest paid, net of amounts capitalized	525	706	498
Income taxes paid	2	7	5

14.  Operating Segments and Related Disclosures

American is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes American, Envoy and third-party carriers that fly under capacity purchase or prorate agreements as part of American’s regional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

operations. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of American and Envoy.

American’s operating revenues by geographic region as defined by the U.S. Department of Transportation (DOT) are summarized below (in millions):

	Year Ended December 31,
	2014	2013	2012
DOT Domestic	$15,873	$14,603	$14,257
DOT Latin America	6,034	6,197	5,813
DOT Atlantic	3,768	3,638	3,411
DOT Pacific	1,466	1,322	1,344

Total consolidated revenues	$27,141	$25,760	$24,825

American attributes operating revenues by geographic region based upon the origin and destination of each flight segment. American’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

15.  Share-based Compensation

In December 2013, the Board of Directors of AAG approved the 2013 AAG Incentive Award Plan (the 2013 Plan). Awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalent award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right. The 2013 Plan authorizes the grant of awards for the issuance of 40 million shares plus any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. In addition, any shares that are available for issuance under the US Airways Group 2011 Incentive Award Plan (the 2011 Plan) as of the effective date of the Merger may be used for awards under the 2013 Plan; provided, that awards using such available shares under the 2011 Plan shall not be made after the date awards or grants could have been made under the 2011 Plan and shall only be made to individuals who were not providing services to AAG prior to the Merger. Awards granted under the 2013 Plan upon the assumption of, or in substitution for, outstanding awards in connection with a corporate transaction, such as a merger, will not reduce the shares authorized for issuance under the 2013 Plan.

In addition, pursuant to the Plan, and as approved by the Bankruptcy Court, certain officers, directors and employees received share-based incentive awards related to the Merger and future service. Awards issued in conjunction with the Plan are discussed in more detail below.

All outstanding US Airways Group equity awards were converted into equity awards with respect to AAG Common Stock using an exchange ratio of 1 to 1 and had a fair value of approximately $141 million at the Merger, which was included in the purchase price. These awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date.

AAG’s net income for the years ended December 31, 2014 and 2013 included $381 million and $92 million, respectively, of share-based compensation costs. Of the $381 million recorded by AAG in 2014, $250 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

was allocated to the financials of American. Of the $92 million recorded by AAG in 2013, $65 million was recorded by American. The 2014 and 2013 amounts recorded by AAG included $224 million and $42 million, respectively, related to the Merger and recorded in special items, net on the accompanying consolidated statements of operations. Of the $224 million recorded by AAG in 2014, $155 million was allocated to the financials of American. Of the $42 million recorded by AAG in 2013, $37 million was recorded by American. In 2012, American recorded $26 million of share-based compensation costs, included in salaries, wages, and benefits expense.

(a) Restricted Stock Unit (RSU) Awards

As of December 31, 2014, AAG has outstanding restricted stock unit awards with service conditions (time vested) and performance conditions. The grant-date fair value of restricted stock unit awards is equal to the market price of the underlying shares of common stock on the date of grant. For time vested awards, the expense is recognized on a straight-line basis over the vesting period for the entire award. For awards with performance conditions, the expense is recognized based on the expected achievement at each reporting period. Stock-settled restricted stock unit awards (RSUs) are classified as equity awards as the vesting results in the issuance of shares of AAG Common Stock. Cash-settled restricted stock unit awards (CRSUs) are classified as liability awards as the vesting results in payment of cash by AAG. AAG granted certain RSU awards in connection with the Merger as follows:

Alignment Awards

On December 9, 2013, alignment awards were granted in the form of RSUs. The awards were provided to legacy AMR employees in order to align interests and create parity with peers at US Airways Group, and one-third of the awards vested on AAG’s emergence from bankruptcy. The remaining awards vest equally on the one and two year anniversary of emergence. Employees terminated in connection with the Merger fully vest in their awards on the termination date. Compensation expenses for these awards are recorded in special items, net on the consolidated statements of operations.

Merger Equity Grant

The Merger Equity Grant was granted on the Effective Date to certain officers and directors and employees in the form of RSUs and will be settled in equity for domestic employees and in cash for international employees. Each restricted stock unit award granted will vest, subject to the executive’s continued employment, with respect to (i) 50% of the restricted stock units on December 16, 2015; (ii) 25% of the restricted stock units on the earlier to occur of (a) December 16, 2015, if AAG is issued a Single Operating Certificate prior to or on that date or (b) the date on which AAG is issued a Single Operating Certificate, provided that such date is prior to or on December 9, 2016; and (iii) 25% of the restricted stock units on the date the Board of Directors or compensation committee of the Board of Directors determines that AAG has achieved at least $1.0 billion in net synergies with respect to fiscal year 2015 or 2016. Compensation expenses for these awards are recorded in special items, net on the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

RSU award activity for all plans for the years ended December 31, 2014 and 2013 is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at January 1, 2013	—	$—
Granted	22,101	24.60
Assumed US Airways awards	3,164	22.55
Vested and released	(1,386)	24.58
Forfeited	—	—

Outstanding at December 31, 2013	23,879	$24.33
Granted	3,467	37.07
Vested and released	(4,193)	23.84
Forfeited	(1,811)	25.10

Outstanding at December 31, 2014	21,342	$26.43

As of December 31, 2014, there was $308 million of total unrecognized compensation cost related to RSUs, which will be allocated to American and US Airways Group. These costs are expected to be recognized over a weighted average period of one year. The total fair value of RSUs vested during the years ended December 31, 2014 and 2013 was $154 million and $31 million, respectively.

Cash-settled restricted stock

CRSU award activity for all plans for the years ended December 31, 2014 and 2013 is as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at January 1, 2013	—	$—
Granted	309	24.60
Assumed US Airways awards	320	22.55
Vested and released	(3)	25.25
Forfeited	—	—

Outstanding at December 31, 2013	626	$25.25
Granted	50	40.93
Vested and released	(341)	34.54
Forfeited	(74)	33.52

Outstanding at December 31, 2014	261	$53.63

As of December 31, 2014, the liability related to CRSUs was $6 million, which was allocated to American and US Airways Group, and will continue to be remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2014, the total unrecognized compensation expense for CRSUs was $8 million, which will be allocated to American and US Airways Group, and is expected to be recognized over a weighted average period of one year. The total cash paid for CRSUs vested during the years ended December 31, 2014 and 2013 was $12 million and less than $1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(b) Stock Options and Stock Appreciation Rights

Stock options and stock appreciation rights are granted with an exercise price equal to the underlying common stock’s fair value at the date of each grant. Stock options and stock appreciation rights have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to ten years. Stock options and stock-settled stock appreciation rights (SARs) are classified as equity awards as the exercise results in the issuance of shares of AAG Common Stock. Cash-settled stock appreciation rights (CSARs) are classified as liability awards as the exercise results in payment of cash by AAG.

Stock option and SAR award activity for all plans for the years ended December 31, 2014 and 2013 is as follows (stock options and SARs in thousands):

	Stock Options and SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Assumed US Airways awards at December 9, 2013	11,200	$12.84
Granted	—	—
Exercised	(42)	14.42
Forfeited	—	—
Expired	—	—

Balance at December 31, 2013	11,158	$12.84
Granted	—	—
Exercised	(4,109)	10.74
Forfeited	—	—
Expired	(42)	41.73

Balance at December 31, 2014	7,007	$13.90	2.6	$278
Vested or expected to vest at December 31, 2014	7,006	$13.90	2.6	$278
Exercisable at December 31, 2014	6,052	$14.83	2.4	$235

CSAR award activity for all plans for the years ended December 31, 2014 and 2013 is as follows (CSARs in thousands):

	CSARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Assumed US Airways awards at December 9, 2013	2,888	$6.25
Granted	—	—
Exercised	(23)	5.10
Forfeited	—	—
Expired	—	—

Balance at December 31, 2013	2,865	$6.26
Granted	—	—
Exercised	(1,254)	6.18
Forfeited	—	—
Expired	—	—

Balance at December 31, 2014	1,611	$6.33	2.2	$76
Vested or expected to vest at December 31, 2014	1,611	$6.33	2.2	$76
Exercisable at December 31, 2014	1,610	$6.33	2.2	$76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

There were no stock options or stock appreciation rights granted subsequent to the Merger closing date. Stock options and stock appreciation rights are expensed on a straight-line basis over the vesting period for the entire award.

As of December 31, 2014, there were $4 million of total unrecognized compensation costs related to SARs, which will be allocated to American and US Airways Group. These costs are expected to be recognized over a weighted average period of 0.3 years. The total intrinsic value of stock options and SARs exercised during the year ended December 31, 2014 and the 23 day period ended December 31, 2013 was $105 million and less than $1 million, respectively.

As of December 31, 2014, the weighted average fair value of outstanding CSARs was $47.29 per share and the related liability was $76 million, which was allocated to American and US Airways Group. These CSARs will continue to be remeasured at fair value at each reporting date until all awards are settled. As of December 31, 2014, the total unrecognized compensation expense for CSARs was less than a million, which will be allocated to American and US Airways Group, and is expected to be recognized over a weighted average period of 0.3 years. Total cash paid for CSARs exercised during the year ended December 31, 2014 and the 23 day period ended December 31, 2013 was $42 million and less than $1 million, respectively.

16.  Valuation and Qualifying Accounts (in millions)

	Balance at beginning of year	Changes charged to statement of operations accounts	Payments	Write-off (net of recoveries)	Sales, retirements and transfers	Balance at end of year
Allowance for obsolescence of inventories
Year ended December 31, 2014	$502	$108	$—	$—	$1	$611
Year ended December 31, 2013	503	20	—	(21)	—	502
Year ended December 31, 2012	530	18	—	(45)	—	503
Allowance for uncollectible accounts
Year ended December 31, 2014	$40	$—	$—	$(29)	$—	$11
Year ended December 31, 2013	43	2	—	(5)	—	40
Year ended December 31, 2012	51	3	—	(11)	—	43
Reserves for environmental remediation costs
Year ended December 31, 2014	$11	$—	$(1)	$—	$—	$10
Year ended December 31, 2013	13	2	(1)	(3)	—	11
Year ended December 31, 2012	14	(1)	—	—	—	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

17.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2014 and 2013 (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Operating revenues	$6,469	$7,153	$7,055	$6,464
Operating expenses	5,891	6,435	6,357	6,120
Operating income	578	718	698	344
Net income	401	265	465	179

2013
Operating revenues	$6,085	$6,437	$6,816	$6,422
Operating expenses	6,019	5,936	6,130	6,141
Operating income	66	501	686	281
Net income (loss)	(253)	228	290	(1,791)

American’s fourth quarter 2014 results reflect $406 million of net special items consisting of $195 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow Slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, American recorded a net $116 million charge for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations and a $70 million charge related primarily to certain spare parts asset impairments. American also recorded a $31 million nonoperating special charge principally for Venezuelan foreign currency losses. These charges were offset in part by a $6 million non-cash deferred income tax benefit related to certain indefinite-lived intangible assets.

American’s fourth quarter 2013 results reflect $2.1 billion of net special items consisting of $2.2 billion of reorganization items principally due to a $1.7 billion deemed claim to employees pursuant to the Plan as well as professional fees and estimated allowed claim amounts, a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount more likely than not to be realized, $110 million of Merger related expenses due professional fees, severance and share-based compensation, a $107 million charge related to American’s pilot long-term disability obligation, a $33 million aircraft impairment charge and $20 million of interest charges to recognize post-petition interest expense on unsecured obligations pursuant to the Plan. These charges were offset in part by a $538 million non-cash income tax benefit resulting from gains recorded in OCI, a $67 million gain on the sale of Slots at LaGuardia Airport and a $31 million credit to other revenue related to a change in accounting method resulting from the modification of American’s AAdvantage miles agreement with Citibank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

18.  Transactions with Related Parties

The following represents the net payables to related parties (in millions):

	December 31,
	2014	2013
American Airlines Group Parent	$1,893	$2,455
US Airways Group, Inc.	320	—
Envoy Aviation Group (1) and other subsidiaries	350	352

Total	$2,563	$2,807

(1)

Formerly known as AMR Eagle Holding Corporation (Envoy), the net payable to AAG’s wholly-owned regional airline operating under the brand name of American Eagle consists principally of amounts due under regional capacity purchase agreements.

Pursuant to a capacity purchase agreement between American and Envoy, American recognizes passenger revenue from flights operated by Envoy and American purchases all of the capacity from Envoy. The capacity purchase agreement reflects what American believes are current market rates received by third-party regional carriers for similar flying. In 2014, 2013 and 2012, American recognized expense of approximately $894 million, $1.0 billion and $1.1 billion, respectively, related to the Envoy capacity purchase agreement.

19.  Subsequent Events

AAdvantage Loan

American had the right to repay in cash, without premium or penalty, any or all of the amounts owed to Citibank under the AAdvantage Loan. Effective January 2, 2015, American exercised its loan repayment right with respect to the full value of the outstanding balance to Citibank for $400 million. In connection with the repayment, in the first quarter of 2015, American will recognize an early debt extinguishment gain of approximately $17 million. The entire outstanding balance of the obligation is reflected in current maturities of long-term debt on the accompanying consolidated balance sheet as of December 31, 2014.

Distribution of AAG Common Stock

On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of December 31, 2014 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are in the process of integrating policies, processes, people, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in internal controls related to the integration of US Airways Group and its subsidiaries into the post-Merger combined company, including the related adoption of common financial reporting and internal control practices for the combined company and associated updates and improvements to the combined control environment, during the year ended December 31, 2014, there has been no change in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Management of AAG and American is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. AAG’s and American’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. AAG’s and American’s internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of AAG or American, respectively;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of AAG or American are being made only in accordance with authorizations of management and directors of AAG or American, respectively; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of AAG’s or American’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of AAG’s and American’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control — Integrated Framework (1992 Framework).

Based on our assessment and those criteria, AAG’s and American’s management concludes that AAG and American, respectively, maintained effective internal control over financial reporting as of December 31, 2014.

AAG’s and American’s independent registered public accounting firm has issued an attestation report on the effectiveness of AAG’s and American’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Airlines Group Inc.:

We have audited American Airlines Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Airlines Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Airlines Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Airlines Group Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Dallas, Texas

February 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Airlines, Inc.:

We have audited American Airlines, Inc.’s (American) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Airlines, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on American’s internal control over financial reporting based on our audit.

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

In our opinion, American Airlines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Airlines, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity (deficit), and cash flows for the year then ended, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Dallas, Texas

February 25, 2015

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as stated below, the information required by this Item will be set forth under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information About Our Board of Directors and Corporate Governance” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

American Airlines Group and American have adopted Standards of Business Conduct (the Ethics Standards) within the meaning of Item 406(b) of Regulation S-K. The Ethics Standards apply to all officers and employees of American Airlines Group Inc. and its subsidiaries, including American except for the employees, officers and members of the Board of Directors of US Airways Group and its wholly-owned subsidiaries, who are governed by the US Airways Group Code of Business Conduct and Ethics (the US Airways Group Code). The Ethics Standards are available on our website at www.aa.com. If we make substantive amendments to the Ethics Standards or the US Airways Group Code or grant any waiver, including any implicit waiver, to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K in accordance with applicable rules and regulations.

ITEM 11.  EXECUTIVE COMPENSATION

Except as stated below, the information required by this Item will be set forth in the Proxy Statement under the captions “Information About the Board of Directors and Corporate Governance,” “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” and is incorporated by reference into this Annual Report on Form 10-K.

During 2014, the executive officers of AAG and American were the same persons, and the information regarding such persons called for by Item 11 with respect to American will be set forth in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as stated below, the information required by this Item will be set forth in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference into this Annual Report on Form 10-K.

All of the outstanding shares of common stock of American, consisting of 1,000 shares, par value $1.00 per share, are owned beneficially and of record by AAG.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Information About the Board of Directors and Corporate Governance” and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the Proxy Statement under the caption “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

The following consolidated financial statements of American Airlines Group Inc. and Independent Auditors’ Report are filed as part of this report:

The following consolidated financial statements of American Airlines, Inc. and Independent Auditors’ Report are filed as part of this report:

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

American Airlines Group Inc.

Date: February 25, 2015	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: February 25, 2015	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines Group Inc. and in the capacities and on the dates noted:

Date: February 25, 2015	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2015	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 25, 2015	/s/ James F. Albaugh
James F. Albaugh, Director

Date: February 25, 2015	/s/ Jeffrey D. Benjamin
Jeffrey D. Benjamin, Director

Date: February 25, 2015	/s/ John T. Cahill
John T. Cahill, Director

Date: February 25, 2015	/s/ Michael J. Embler
Michael J. Embler, Director

Date: February 25, 2015	/s/ Matthew J. Hart
Matthew J. Hart, Director

Date: February 25, 2015	/s/ Alberto Ibargüen
Alberto Ibargüen, Director

Date: February 25, 2015	/s/ Richard C. Kraemer
Richard C. Kraemer, Director

Date: February 25, 2015	/s/ Denise M. O’Leary
Denise M. O’Leary, Director

Date: February 25, 2015	/s/ Ray M. Robinson
Ray M. Robinson, Director

Date: February 25, 2015	/s/ Richard P. Schifter
Richard P. Schifter, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines, Inc. and in the capacities and on the dates noted:

Date: February 25, 2015	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2015	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 25, 2015	/s/ Stephen L. Johnson
Stephen L. Johnson, Director

Date: February 25, 2015	/s/ J. Scott Kirby
J. Scott Kirby, Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Confirmation Order and Plan (incorporated by reference to Exhibit 2.1 to AMR’s Current Report on Form 8-K filed on October 23, 2013 (Commission File No. 1-8400)).

2.2	Agreement and Plan of Merger, dated as of February 13, 2013, among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K/A filed on February 14, 2013 (Commission File No. 1-8444)).#

2.3	Amendment to Agreement and Plan of Merger, dated as of May 15, 2013, by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2013 (Commission File No. 1-8444)).

2.4	Second Amendment to Agreement and Plan of Merger, dated as of June 7, 2013, by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on June 12, 2013 (Commission File No. 1-8444)).

2.5	Third Amendment to Agreement and Plan of Merger, dated as of September 20, 2013, by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on September 23, 2013 (Commission File No. 1-8444)).

2.6	Amended and Restated Mutual Asset Purchase and Sale Agreement, dated as of May 20, 2011, by and among US Airways, Inc., US Airways Group, Inc. and Delta Air Lines, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission File No. 1-8444)).#*

3.1	Restated Certificate of Incorporation of American Airlines Group Inc., including the Certificate of Designations, Powers, Preferences and Rights of the American Airlines Group Inc. Series A Convertible Preferred Stock attached as Annex I thereto (incorporated by reference to Exhibit 3.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

3.2	Amended and Restated Bylaws of American Airlines Group Inc. (incorporated by reference to Exhibit 3.2 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

3.3	Amended and Restated Certificate of Incorporation of American Airlines, Inc. (incorporated by reference to Exhibit 3.3 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).

3.4	Amended and Restated Bylaws of American Airlines, Inc. (incorporated by reference to Exhibit 3.4 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).

4.1	Indenture, dated as of May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed May 14, 2009 (Commission File No. 1-8444)).

4.2	First Supplemental Indenture, dated as of May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee., including a form of 7.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed May 14, 2009 (Commission File No. 1-8444)).

Exhibit Number	Description

4.3	Second Supplemental Indenture with The Bank of New York Mellon Trust Company, N.A., as trustee, to the indenture governing US Airways Inc.’s 7.25% Senior Convertible Notes due 2014 (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

4.4	Pass Through Trust Agreement, dated as of March 12, 2013, between American Airlines, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to AMR’s Current Report on Form 8-K filed on March 12, 2013 (Commission File No. 1-8400)).

4.5	Trust Supplement No. 2013-2B, dated as of November 27, 2013, among American Airlines, Inc. and Wilmington Trust Company, as Class B Trustee, to the Pass Through Trust Agreement, dated as of March 12, 2013 (incorporated by reference to Exhibit 4.2 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.6	Form of Pass Through Trust Certificate, Series 2013-2B (incorporated by reference to Exhibit 4.3 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.7	Amendment No. 1 to Intercreditor Agreement (2013-2), dated as of November 27, 2013, among Wilmington Trust Company, as Trustee of American Airlines Pass Through Trust 2013-2A and American Airlines Pass Through Trust 2013-2B, Morgan Stanley Bank, N.A., as Class A Liquidity Provider and as Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.8	Revolving Credit Agreement (2013-2B), dated as of November 27, 2013, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for Trustee of American Airlines Pass Through Trust 2013-2B and as Borrower, and Morgan Stanley Bank, N.A., as Class B Liquidity Provider (incorporated by reference to Exhibit 4.5 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.9	Trust Supplement No. 2013-2C, dated as of December 20, 2013, among American Airlines, Inc. and Wilmington Trust Company, as Class C Trustee, to the Pass Through Trust Agreement, dated as of March 12, 2013 (incorporated by reference to Exhibit 4.2 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.10	Form of Pass Through Trust Certificate, Series 2013-2C (included in Exhibit A to Exhibit 4.11) (incorporated by reference to Exhibit 4.3 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.11	Amended and Restated Intercreditor Agreement (2013-2), dated as of December 20, 2013, among Wilmington Trust Company, as Trustee of American Airlines Pass Through Trust 2013-2A, American Airlines Pass Through Trust 2013-2B and American Airlines Pass Through Trust 2013-2C, Morgan Stanley Bank, N.A., as Class A Liquidity Provider and as Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.12	Participation Agreement (N907AN), dated as of September 9, 2013, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements in effect as of the date thereof, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein (incorporated by reference to Exhibit 4.6 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

Exhibit Number	Description

4.13	First Amendment to Participation Agreement (N907AN), dated as of November 27, 2013, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein (incorporated by reference to Exhibit 4.8 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.14	Second Amendment to Participation Agreement (N907AN), dated as of December 20, 2013, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein (incorporated by reference to Exhibit 4.9 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.15	Indenture and Security Agreement (N907AN), dated as of September 9, 2013, between American Airlines, Inc. and Wilmington Trust Company, as Loan Trustee (incorporated by reference to Exhibit 4.7 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.16	First Amendment to Indenture and Security Agreement (N907AN), dated as of November 27, 2013, between American Airlines, Inc. and Wilmington Trust Company, as Loan Trustee (incorporated by reference to Exhibit 4.9 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.17	Second Amendment to Indenture and Security Agreement (N907AN), dated as of December 20, 2013, between American Airlines, Inc. and Wilmington Trust Company, as Loan Trustee (incorporated by reference to Exhibit 4.10 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.18	Series 2013-2A N907AN Equipment Note No. 1, dated as of September 9, 2013 (incorporated by reference to Exhibit 4.10 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.19	Series 2013-2B N907AN Equipment Note No. 1, dated as of November 27, 2013 (incorporated by reference to Exhibit 4.11 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.20	Series 2013-2C N907AN Equipment Note No. 1, dated as of December 20, 2013 (incorporated by reference to Exhibit 4.11 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.21	Registration Rights Agreement, dated as of November 27, 2013, among American Airlines, Inc., Wilmington Trust Company, as Trustee under Trust Supplement No. 2013-2B, dated as of November 27, 2013, and Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, in their capacity as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.12 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.22	Registration Rights Agreement, dated as of December 20, 2013, among American Airlines, Inc., Wilmington Trust Company, as Trustee under Trust Supplement No. 2013-2C, dated as of December 20, 2013, and Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, in their capacity as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.12 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

Exhibit Number	Description

4.23	Schedule I (Pursuant to Instruction 2 to Item 6.01 of Regulation S-K, this Schedule I contains a list of documents applicable to the financing of the Aircraft in connection with the offering of the Class B Certificates, which documents are substantially identical to those filed herewith as Exhibits 4.12, 4.13, 4.15, 4.16, 4.18 and 4.19. Schedule I sets forth the details by which such documents differ from the corresponding Exhibits) (incorporated by reference to Exhibit 99.2 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.24	Schedule I (Pursuant to Instruction 2 to Item 6.01 of Regulation S-K, this Schedule I contains a list of documents applicable to the financing of the Aircraft in connection with the offering of the Class C Certificates, which documents are substantially identical to those filed herewith as Exhibits 4.14, 4.17 and 4.20. Schedule I sets forth the details by which such documents differ from the corresponding Exhibits) (incorporated by reference to Exhibit 99.2 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.25	Indenture, dated as of March 15, 2011, among American Airlines, Inc., AMR Corporation, U.S. Bank National Association, as trustee, and Wilmington Trust Company, as collateral trustee (incorporated by reference to Exhibit 4.1 to AMR’s Current Report on Form 8-K filed on March 15, 2011 (Commission File No. 1-8400)).

4.26	Form of 7.50% Senior Secured Note due 2016 (included in Exhibit 4.1, as Exhibit A to Indenture, dated as of March 15, 2011, among American Airlines, Inc., AMR Corporation, U.S. Bank National Association, as trustee, and Wilmington Trust Company, as collateral trustee) (incorporated by reference to Exhibit 4.2 to AMR’s Current Report on Form 8-K filed on March 15, 2011 (Commission File No. 1-8400)).

4.27	First Supplemental Indenture, dated as of December 9, 2013, by US Airways Group, Inc. in favor of U.S. Bank National Association, as trustee, guaranteeing the obligations of American Airlines Group Inc. and American Airlines, Inc. under the Indenture, dated as of March 15, 2011, by and among American Airlines Group Inc. (f/k/a AMR Corporation), American Airlines, Inc., U.S. Bank National Association, as trustee and Wilmington Trust Company, as collateral trustee (incorporated by reference to Exhibit 4.3 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

4.28	Indenture, dated as of May 24, 2013, between US Airways Group, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.29	First Supplemental Indenture, dated as of May 24, 2013, among US Airways Group, Inc., US Airways, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.30	Form of 6.125% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.31	Second Supplemental Indenture dated as of December 9, 2013, by and among US Airways Group, Inc., AMR Corporation Airlines Group Inc. and Wilmington Trust, National Association, as trustee, with respect to the Indenture, dated as of May 24, 2013, between US Airways Group, Inc. and Wilmington Trust, National Association, as trustee, as supplemented by the First Supplemental Indenture, dated as of May 24, 2013, among US Airways Group Inc., US Airways, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8000)).

Exhibit Number	Description

4.32	Pass Through Trust Agreement, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.33	Trust Supplement No. 2014-1A, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.34	Trust Supplement No. 2014-1B, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.35	Intercreditor Agreement (2014-1), dated as of September 16, 2014, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2014-1A and as Trustee of the American Airlines Pass Through Trust 2014-1B, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.36	Note Purchase Agreement, dated as of September 16, 2014, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.37	Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.10 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.38	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (Exhibit C to Note Purchase Agreement) (incorporated by reference to Exhibit 4.11 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.39	Revolving Credit Agreement (2014-1A), dated as of September 16, 2014, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2014-1A, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.40	Revolving Credit Agreement (2014-1B), dated as of September 16, 2014, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2014-1B, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.41	Indenture, dated as of September 25, 2014, by and among American Airlines Group Inc., the Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on September 26, 2014 (Commission File No. 1-8400)).

4.42	Form of 5.50% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on September 26, 2014 (Commission File No. 1-8400)).

Exhibit Number	Description

10.1	Aircraft Purchase Agreement No. 1980, dated as of October 31, 1997, between The Boeing Company and American Airlines, Inc., Relating to the Boeing Model 777-223IGW Aircraft (incorporated by reference to Exhibit 10.48 to AMR’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-8400)).*

10.2	Aircraft Purchase Agreement No. 1977, dated as of October 31, 1997, between The Boeing Company and American Airlines, Inc., Relating to the Boeing Model 737-823 Aircraft (incorporated by reference to Exhibit 10.48 to AMR’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-8400)).*

10.3	Letter Agreement, dated as of November 17, 2004, Purchase Agreement No. 1977 Supplement No. 19 and Purchase Agreement No. 1980 Supplement No. 17, dated as of January 11, 2005, between The Boeing Company and American Airlines, Inc. (incorporated by reference to Exhibit 10.99 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-8400)).*

10.4	Letter Agreement, dated as of May 5, 2005, between The Boeing Company and American Airlines, Inc. (incorporated by reference to Exhibit 10.7 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (Commission File No. 1-8400)).*

10.5	Purchase Agreement No. 3219, dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.29 to American Airlines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).*

10.6	Supplemental Agreement No. 2, dated as of July 21, 2010, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-QA for the quarter ended June 30, 2010 (Commission File No. 1-8400)).*

10.7	Supplemental Agreement No. 3, dated as of February 1, 2013, to Purchase Agreement No. 3219 by and between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.8	Supplemental Agreement No. 4, dated as of June 9, 2014, to Purchase Agreement No. 3219 by and between The Boeing Company and American Airlines, Inc. dated as of October 15, 2008, Relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.9	Supplemental Agreement No. 20, dated as of August 17, 2007, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.133 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.10	Supplemental Agreement No. 21, dated as of November 20, 2007, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.134 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.11	Supplemental Agreement No. 22, dated as of December 10, 2007, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.135 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.12	Supplemental Agreement No. 23, dated as of January 30, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.136 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.13	Supplemental Agreement No. 24, dated as of February 11, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.137 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.14	Supplemental Agreement No. 25, dated as of March 12, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 13.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-8400)).*

10.15	Supplemental Agreement No. 26, dated as of April 11, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 13.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-8400)).*

10.16	Supplemental Agreement No. 27, dated as of May 14, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 1-8400)).*

10.17	Supplemental Agreement No. 28, dated as of June 30, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to 10.3 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 1-8400)).*

10.18	Supplemental Agreement No. 29, dated as of July 29, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to 10.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-8400)).*

10.19	Supplemental Agreement No. 30, dated as of August 8, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-8400)).*

10.20	Supplemental Agreement No. 31, dated as of September 15, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to 10.3 to AMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-8400)).*

10.21	Supplemental Agreement No. 32, dated as of June 9, 2009, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-QA for the quarter ended June 30, 2009 (Commission File No. 1-8400)).*

10.22	Supplemental Agreement No. 34, dated as of July 21, 2010, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-QA for the quarter ended June 30, 2010 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.23	Supplemental Agreement No. 35, dated as of August 19, 2011, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

10.24	Supplemental Agreement No. 36, dated as of February 1, 2013, to Purchase Agreement No. 1977 by and between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.3 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.25	Supplemental Agreement No. 37, dated as of April 25, 2014, to Purchase Agreement No. 1977, between The Boeing Company and American Airlines, Inc. dated as of October 31, 1997, Relating to Boeing Model 737-800 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.26	Supplemental Agreement No. 38, dated as of Sept. 26, 2014, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 1-8400)).*

10.27	Purchase Agreement Supplement No. 19, dated as of December 18, 2009, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.151 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8400)).*

10.28	Purchase Agreement Supplement No. 20, dated as of January 14, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.159 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-8400)).*

10.29	Supplemental Agreement No. 21, dated as of March 14, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-8400)).*

10.30	Supplemental Agreement No. 22, dated as of March 31, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-8400)).*

10.31	Supplemental Agreement No. 23, dated as of April 29, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended June 30, 2011 (Commission File No. 1-8400)).*

10.32	Supplemental Agreement No. 24, dated as of May 25, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarter ended June 30, 2011 (Commission File No. 1-8400)).*

10.33	Supplemental Agreement No. 25, dated as of July 19, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.34	Supplemental Agreement No. 26, dated as of July 26, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

10.35	Supplemental Agreement No. 27, dated as of October 10, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.155 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 1-8400)).*

10.36	Supplemental Agreement No. 28, dated as of June 1, 2012, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 1-8400)). *

10.37	Supplemental Agreement No. 29, dated as of March 12, 2012, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended March 31, 2012 (Commission File No. 1-8400)).*

10.38	Supplemental Agreement No. 30, dated as of June 29, 2012, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 1-8400)).*

10.39	Supplemental Agreement No. 32, dated as of September 30, 2012, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 1-8400)).*

10.40	Supplemental Agreement No. 33, dated as of February 1, 2013, to Purchase Agreement No. 1980 by and between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.4 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.41	Supplemental Agreement No. 34, dated as of February 1, 2013, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.42	Supplemental Agreement No. 35, dated as of February 13, 2013, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.6 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.43	Supplemental Agreement No. 36, dated as of April 30, 2014, to Purchase Agreement No. 1980, between The Boeing Company and American Airlines, Inc. dated as of October 31, 1997, Relating to Boeing Model 777 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.44	A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, by and between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.45	Amendment No. 1, dated as of January 11, 2013, to A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.8 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.46	Amendment No. 2, dated as of May 30, 2013, to A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S, dated as of July 20, 2011 (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).*

10.47	Amendment No. 3, dated as of November 20, 2013, to A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.27 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).*

10.48	Amendment No. 4, dated as of June 18, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.49	Amendment No. 5, dated as of June 24, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.50	Amendment No. 6, dated as of July 1, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.51	Amendment No. 7, dated as of November 25, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise.**

10.52	2012 Omnibus Restructure Agreement, dated as of January 11, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.53	2012 Omnibus Restructure Agreement, dated as of January 11, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.54	Purchase Agreement No. 03735, dated as of February 1, 2013, by and between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.7 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.55	Supplemental Agreement No. 1, dated as of April 15, 2013, to Purchase Agreement No. 03735 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.56	Aircraft Purchase Agreement, dated as of January 31, 1998, by and between AMR Eagle Holding Corporation and Bombardier Inc. (incorporated by reference to Exhibit 10.49 to AMR’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-8400)).*

10.57	Purchase Agreement Supplement, dated as of December 2, 2009, by and between AMR Eagle Holding Corporation and Bombardier Inc. (incorporated by reference to Exhibit 10.150 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8400)).*

10.58	Credit and Guaranty Agreement, dated as of June 27, 2013, among American Airlines, Inc., as the borrower, AMR, as parent and guarantor, the subsidiaries of AMR from time to time party thereto, as guarantors, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, collateral agent, issuing lender and Citigroup Global Markets Inc., as left lead arranger for the Revolving Facility (as defined in the Credit and Guaranty Agreement) and syndication agent, Barclays Bank PLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as documentation agents, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Barclays Bank PLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners (incorporated by reference to Exhibit 10.3 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).

10.59	First Amendment to Credit and Guaranty Agreement, dated as of August 5, 2013, among American Airlines, Inc., as borrower, AMR, as parent, the lenders committing to provide and providing new loans thereunder, and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (Commission File No. 1-8400)).

10.60	Instrument of Assumption of Joinder, dated as of December 9, 2013, by US Airways Group, Inc. and US Airways, Inc. in favor of Deutsche Bank AG New York Branch, as administrative agent for the Lenders, guaranteeing the obligations of American Airlines, Inc. under the Credit and Guaranty Agreement, dated as of June 27, 2013, by and among American Airlines, Inc., AMR Corporation, the direct and indirect Domestic Subsidiaries of AMR Corporation from time to time party thereto other than American Airlines, Inc., each of the several banks and other financial institutions or entities from time to time party hereto as a lender and Deutsche Bank AG New York Branch, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8444)).

10.61	Second Amendment to Credit and Guaranty Agreement, dated as of December 27, 2013, among American Airlines, Inc., American Airlines Group Inc., the Consenting Lenders (as defined therein), the New Lenders (as defined therein) and Deutsche Bank AG New York Branch, as administrative agent and, by Instrument of Assumption and Joinder, dated as of December 9, 2013, US Airways Group, Inc. and US Airways, Inc. (incorporated by reference to Exhibit 10.45 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).

10.62	Third Amendment to Credit and Guaranty Agreement, dated as of October 10, 2014, among American Airlines, Inc., American Airlines Group Inc. (formerly known as AMR Corporation), US Airways Group, Inc., US Airways, Inc., the Existing Revolving Lenders (as defined therein) party thereto, BNP Paribas, Credit Agricole Corporate and Investment Bank and Deutsche Bank AG New York Branch, as administrative agent and as an issuing lender (incorporated by reference to Exhibit 10.2 to AAG’s Current Report on Form 8-K filed on October 14, 2014 (Commission File No. 1-8444)).

Exhibit Number	Description

10.63	Credit and Guaranty Agreement, dated as of October 10, 2014, by and among American Airlines, Inc., as the Borrower, American Airlines Group Inc., as Parent and a Guarantor, US Airways Group, Inc. and US Airways, Inc., as Guarantors, the lenders party thereto, Citibank N.A., as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc., as Left Lead Arranger for the Term Loan Facility and Revolving Facility, Citigroup Global Markets Inc., Bank of America, N.A., Barclays Bank PLC, BNP Paribas Securities Corp., Credit Agricole Corporate and Investment Bank, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Bookrunners, Citigroup Global Markets Inc., Bank of America, N.A., Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as Syndication Agents and Credit Agricole Corporate and Investment Bank and BNP Paribas Securities Corp., as Documentation Agents (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on October 14, 2014 (Commission File No. 1-8444)).

10.64	Note Purchase Agreement, dated as of April 24, 2013, among US Airways, Inc., Wilmington Trust Company, as Pass Through Trustee, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.65	Form of Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (incorporated by reference to Exhibit 4.13 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.66	Form of Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.67	Form of Amendment No. 1 to Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Exhibit A to Note Purchase Agreement) (incorporated by reference to Exhibit 4.8 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.68	Form of Amendment No. 1 to Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee) (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.9 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.69	Guarantee, dated as of April 24, 2013, from US Airways Group, Inc. in respect of Fourteen (14) Airbus A321-231 and Four (4) Airbus A330-243 Aircraft (incorporated by reference to Exhibit 4.17 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.70	Form of Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Schedule I to Amendment No. 1 to Note Purchase Agreement (2012-2)) (incorporated by reference to Exhibit 4.10 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

Exhibit Number	Description

10.71	Form of Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee) (Schedule II to Amendment No. 1 to Note Purchase Agreement (2012-2)) (incorporated by reference to Exhibit 4.11 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.72	Guarantee Confirmation, dated as of June 6, 2013, from US Airways Group, Inc. in respect of seven (7) Airbus A321-200 and four (4) Airbus A330-200 Aircraft (incorporated by reference to Exhibit 4.13 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.73	Amended and Restated Airbus A320 Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.74	Amendment No. 1, dated as of January 11, 2008, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-8444)).*

10.75	Amendment No. 2, dated as of October 20, 2008, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

10.76	Amendment No. 3, dated as of January 16, 2009, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.77	Amendment No. 4, dated as of August 11, 2009, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.78	Amendment No. 5, dated as of October 2, 2009, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.93 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.79	Amendment No. 6, dated as of November 20, 2009, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.94 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.80	Amendment No. 7, dated as of April 1, 2010, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-8444)).*

10.81	Amendment No. 8, dated as of February 13, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.22 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

Exhibit Number	Description

10.82	Amendment No. 9, dated as of March 31, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.83	Amendment No. 10, dated as of October 17, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.24 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.84	Amendment No. 11, dated as of December 15, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.25 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.85	Amendment No. 12, dated as of October 19, 2012, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.26 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.86	Amendment No. 13, dated as of July 3, 2013, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.27 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.87	Amendment No. 14, dated as of September 30, 2013, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.28 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.88	Amendment No. 15, dated as of December 20, 2013, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.29 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.89	Amendment No. 16, dated as of July 1, 2014, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.7 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)). *

10.90	Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.19 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.91	Amendment No. 1, dated as of October 20, 2008, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

Exhibit Number	Description

10.92	Amendment No. 2, dated as of January 16, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.93	Amendment No. 3, dated as of July 23, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.94	Amendment No. 4, dated as of November 20, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.95	Amendment No. 5, dated as of December 20, 2013, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc., including Amended and Restated Letter Agreement No. 2, Amended and Restated Letter Agreement No. 4, Third Amended and Restated Letter Agreement No. 5, Amended and Restated Letter Agreement No. 6, Amended and Restated Letter Agreement No. 7, Amended and Restated Letter Agreement No. 8-2, Second Amended and Restated Letter Agreement No. 9, Amended and Restated Letter Agreement No. 12, Amended and Restated Letter Agreement No. 13 and Amended and Restated Letter Agreement No. 14 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.43 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.96	Loan Agreement, dated as of May 23, 2013, among US Airways, Inc., as Borrower, certain affiliates of US Airways, Inc. party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Barclays Bank PLC, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, Morgan Stanley Senior Funding, Inc., as Joint Bookrunner and Documentation Agent and Goldman Sachs Bank USA, as Joint Bookrunner and Documentation Agent (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on May 30, 2013 (Commission File No. 1-8444)).

10.97	Amendment No. 1, dated as of January 16, 2014, to Loan Agreement, dated as of May 23, 2013, among US Airways, Inc., as Borrower, certain affiliates of US Airways, Inc. party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Barclays Bank PLC, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, Morgan Stanley Senior Funding, Inc., as Joint Bookrunner and Documentation Agent and Goldman Sachs Bank USA, as Joint Bookrunner and Documentation Agent (incorporated by reference to Exhibit 10.48 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).

10.98	Joinder to Loan Agreement, dated as of December 9, 2013, by American Airlines Group Inc. and American Airlines, Inc. to the $1,600,000,000 Loan Agreement, dated as of May 23, 2013, among US Airways, Inc., US Airways Group, Inc. and certain affiliates of US Airways, Inc. party thereto from time to time, the lenders party thereto and Citicorp North America, Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

Exhibit Number	Description

10.99	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.100	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.15 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.101	Guarantee, dated as of December 21, 2010, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.102	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 001-08444)).

10.103	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 001-08444)).

10.104	Guarantee, dated as of June 28, 2011, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 001-08444)).

10.105	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 001-08444)).

10.106	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 001-08444)).

10.107	Guarantee, dated as of May 14, 2012, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 001-08444)).

10.108	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit B to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 001-08444)).

10.109	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 001-08444)).

10.110	Guarantee, dated as of December 13, 2012, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.17 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 001-08444)).

Exhibit Number	Description

10.111	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2010-1 Pass Through Certificates (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

10.112	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2011-1 Pass Through Certificates (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

10.113	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2012-1 Pass Through Certificates (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

10.114	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2012-2 Pass Through Certificates (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

10.115	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2013-1 Pass Through Certificates (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

10.116	AMR Corporation Amended and Restated Directors Pension Benefits Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.149 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.117	Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.127 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.118	Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.128 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.119	Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the Super Saver Plus Plan, as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.129 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).

10.120	Form of American Severance Agreement (incorporated by reference to Exhibit 10.4 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).†

10.121	Form of letter agreement regarding equity awards by and between US Airways Group, Inc. and each executive officer of US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8444)).†

Exhibit Number	Description

10.122	American Airlines Group Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 4.1 of American Airlines Group Inc.’s (f/k/a AMR Corporation) Form S-8 Registration Statement, filed on December 4, 2013).†

10.123	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Cash-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.125 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).†

10.124	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Cash-Settled) Award Grant Notice and Award Agreement for Merger Equity Grants (incorporated by reference to Exhibit 10.126 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).†

10.125	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.127 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).†

10.126	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement for Merger Equity Grants (incorporated by reference to Exhibit 10.128 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).†

10.127	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement for Director Grants (incorporated by reference to Exhibit 10.129 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).†

10.128	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).†

10.129	America West Holdings 2002 Incentive Equity Plan as amended through May 23, 2002 (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 1-8444)).†

10.130	US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†

10.131	Stock Unit Award Agreement, dated as of September 27, 2005, between US Airways Group and W. Douglas Parker (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†

10.132	Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-8444)).†

10.133	Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-8444)).†

10.134	Form of Nonstatutory Stock Option Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 1-8444)).†

Exhibit Number	Description

10.135	Form of Stock Bonus Award Agreement for Non-Employee Directors under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.136	US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on June 30, 2008 (Registration No. 333-152033)).†

10.137	Form of Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†

10.138	Form of Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†

10.139	Form of Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.140	Form of Stock Appreciation Right (Stock-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.141	Form of Director Vested Share Award Agreement under the US Airways Group 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.78 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).†

10.142	2011 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-8444)).†

10.143	US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.144	Form of Annual Grant Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.145	Form of Stock Appreciation Right (Cash-Settled) Award Grant Notice and Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.146	Form of Stock Appreciation Right (Stock-Settled) Award Grant Notice and Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.4 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

Exhibit Number	Description

10.147	Form of Restricted Stock Unit (Cash-Settled) Award Grant Notice and Restricted Stock Unit (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.148	Form of Restricted Stock Unit (Stock-Settled) Award Grant Notice and Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.6 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.149	2012 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.151 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).†

10.150	2013 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.152 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).†

10.151	2014 Short Term-Incentive Program Under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).†

10.152	Form of Executive Change in Control Agreement for Presidents (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.153	Form of Executive Change in Control Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.154	Form of Executive Change in Control Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.155	Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.156	Amended and Restated Employment Agreement, dated as of November 28, 2007, by and among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.157	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 6, 2005 (Commission File No. 1-8444)).†

10.158	Support and Settlement Agreement, dated as of February 13, 2013, by and among AMR Corporation, certain direct and indirect subsidiaries of AMR Corporation, and the Initial Consenting Creditors (as defined therein) (incorporated by reference to Exhibit 10.1 to AMR’s Current Report on Form 8-K filed on February 14, 2013 (Commission File No. 1-8400)).

10.159	Proposed Final Judgment (incorporated by reference to Exhibit 10.1 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

10.160	Asset Preservation Order (incorporated by reference to Exhibit 10.2 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

Exhibit Number	Description

10.161	Supplemental Stipulated Order (incorporated by reference to Exhibit 10.3 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

10.162	Joint Stipulation (incorporated by reference to Exhibit 10.4 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

10.163	DOT Agreement (incorporated by reference to Exhibit 10.5 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

12.1	Computation of ratio of earnings to combined fixed charges and preferred dividends of American Airlines Group Inc. for 2014, 2013, 2012, 2011 and 2010.

12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for 2014, 2013, 2012, 2011 and 2010.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

14.2	US Airways Group, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to US Airways Group’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8444)).

21	Significant subsidiaries of AAG and American as of December 31, 2014.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

24	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).

31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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