Form 10-Q
period 2015-03-31
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2015-04-24
CIK 6201, 4515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission file number 1-8400

American Airlines Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-1825172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 Amon Carter Blvd., Fort Worth, Texas 76155	(817) 963-1234
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Commission file number 1-2691

American Airlines, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-1502798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 Amon Carter Blvd., Fort Worth, Texas 76155	(817) 963-1234
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 17, 2015, there were 692,798,851 shares of American Airlines Group Inc. common stock outstanding.

As of April 17, 2015, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.

American Airlines, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2015

This combined Quarterly Report on Form 10-Q is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” and similar terms refer to AAG and its consolidated subsidiaries. As more fully described below, on December 9, 2013, a subsidiary of AMR Corporation merged with and into US Airways Group, Inc. (US Airways Group), which survived as a wholly-owned subsidiary of AAG (the Merger). “AMR” or “AMR Corporation” refers to the Company during the period of time prior to its emergence from Chapter 11 and its acquisition of US Airways Group. References in this Quarterly Report on Form 10-Q to “mainline” refer to the operations of American and US Airways, Inc., as applicable, and exclude regional operations.

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about the benefits of the Merger, including future financial and operating results, our plans, objectives, expectations and intentions, and other statements that are not historical facts, such as, without limitation, statements that discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A. Risk Factors and the following: significant operating losses in the future; downturns in economic conditions that adversely affect our business; the impact of continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel; competitive practices in the industry, including the impact of low cost carriers, airline alliances and industry consolidation; the challenges and costs of integrating operations and realizing anticipated synergies and other benefits of the Merger; our substantial indebtedness and other obligations and the effect they could have on our business and liquidity; an inability to obtain sufficient financing or other capital to operate successfully and in accordance with our current business plan; increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates; the effect our high level of fixed obligations may have on our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments and adverse economic and industry conditions; our significant pension and other post-employment benefit funding obligations; the impact of any failure to comply with the covenants contained in financing arrangements; provisions in credit card processing and other commercial agreements that may materially reduce our liquidity; the impact of union disputes, employee strikes and other labor-related disruptions; any inability to maintain labor costs at competitive levels; interruptions or disruptions in service at one or more of our hub airports; costs of ongoing data security compliance requirements and the impact of any significant data security breach; any inability to obtain and maintain adequate facilities, infrastructure and Slots to operate our flight schedule and expand or change our route network; our reliance on third-party regional operators or third-party service providers that have the ability to affect our revenue and the public’s perception about our services; any inability to effectively manage the costs, rights and functionality of third-party distribution channels on which we rely; extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages; the impact of the heavy taxation on the airline industry; changes to our business model that may not successfully increase revenues and may cause operational difficulties or decreased demand; the loss of key personnel or inability to attract and retain additional qualified personnel; the impact of conflicts overseas, terrorist attacks and ongoing security concerns; the global scope of our business and any associated economic and political instability or adverse effects of events, circumstances or government actions beyond our control, including the impact of foreign currency exchange rate fluctuations and limitations on the repatriation of cash held in foreign countries; the impact of environmental regulation; our reliance on technology and automated systems and the impact of any failure of these technologies or systems; challenges in integrating our computer, communications and other technology systems; losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators; delays in scheduled aircraft deliveries, or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected; our dependence on a limited number of suppliers for aircraft, aircraft engines and parts; the impact of changing economic and other conditions beyond our control, including global events that affect travel behavior such as an outbreak of a contagious disease, and volatility and fluctuations in our results of operations due to seasonality; the effect of a higher than normal number of pilot retirements and a potential shortage of pilots; the impact of possible future increases in insurance costs or reductions in available insurance coverage; the effect of a lawsuit that was filed in connection with the Merger remains pending; an inability to use net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards); any impairment in the amount of goodwill we recorded as a result of the application of the acquisition method of accounting and an inability to realize the full value of AAG’s and American’s respective intangible or long-lived assets and any material impairment charges that would be recorded as a result; price volatility of our common stock; the effects of our capital deployment program and the limitation, suspension or discontinuation of our share repurchase program or dividend payments thereunder; delay or prevention of stockholders’ ability to change the composition of our Board of Directors and the effect this may have on takeover attempts that some of our stockholders might consider beneficial; the effect of provisions of our Restated Certificate of Incorporation (the Certificate of Incorporation) and Amended and Restated Bylaws (the Bylaws) that limit ownership and voting of our equity interests, including our common stock; the effect of limitations in our Certificate of Incorporation on acquisitions and dispositions of our common stock designed to protect our NOL Carryforwards and certain other tax attributes, which may limit the liquidity of our common stock; other economic, business, competitive, and/or regulatory factors affecting our business, including those set forth in this Quarterly Report on Form 10-Q (especially in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in our other filings with the Securities and Exchange Commission (the SEC), and other risks and uncertainties listed from time to time in our filings with the SEC.

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenues:
Mainline passenger	$6,989	$7,258
Regional passenger	1,452	1,407
Cargo	194	206
Other	1,192	1,124

Total operating revenues	9,827	9,995
Operating expenses:
Aircraft fuel and related taxes	1,544	2,711
Salaries, wages and benefits	2,373	2,119
Regional expenses	1,462	1,594
Maintenance, materials and repairs	494	485
Other rent and landing fees	408	424
Aircraft rent	317	320
Selling expenses	336	401
Depreciation and amortization	336	307
Special items, net	303	(137)
Other	1,038	1,041

Total operating expenses	8,611	9,265

Operating income	1,216	730
Nonoperating income (expense):
Interest income	10	7
Interest expense, net of capitalized interest	(210)	(243)
Other, net	(73)	(1)

Total nonoperating expense, net	(273)	(237)

Income before income taxes	943	493
Income tax provision	11	13

Net income	$932	$480

Earnings per share:
Basic	$1.34	$0.66
Diluted	$1.30	$0.65
Weighted average shares outstanding (in thousands):
Basic	696,415	723,971
Diluted	716,930	741,335
Cash dividends declared per common share	$0.10	$—

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$932	$480

Other comprehensive income (loss), before tax:
Defined benefit pension plans and retiree medical	(27)	(45)
Derivative financial instruments:
Change in fair value	—	(67)
Reclassification into earnings	(6)	7
Unrealized gain on investments:
Net change in value	2	2

Other comprehensive loss before tax	(31)	(103)
Non-cash tax provision	—	—

Comprehensive income	$901	$377

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$1,048	$994
Short-term investments	8,125	6,309
Restricted cash and short-term investments	757	774
Accounts receivable, net	1,826	1,771
Aircraft fuel, spare parts and supplies, net	995	1,004
Prepaid expenses and other	1,378	1,260

Total current assets	14,129	12,112
Operating property and equipment
Flight equipment	29,273	28,213
Ground property and equipment	6,013	5,900
Equipment purchase deposits	1,265	1,230

Total property and equipment, at cost	36,551	35,343
Less accumulated depreciation and amortization	(12,509)	(12,259)

Total property and equipment, net	24,042	23,084
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $465 and $447, respectively	2,281	2,240
Other assets	2,211	2,244

Total other assets	8,583	8,575

Total assets	$46,754	$43,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1,284	$1,708
Accounts payable	1,587	1,377
Accrued salaries and wages	1,009	1,194
Air traffic liability	5,415	4,252
Frequent flyer liability	2,776	2,807
Other accrued liabilities	2,162	2,097

Total current liabilities	14,233	13,435
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	17,638	16,196
Pension and postretirement benefits	7,517	7,562
Deferred gains and credits, net	788	829
Bankruptcy settlement obligations	275	325
Other liabilities	3,539	3,403

Total noncurrent liabilities	29,757	28,315
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 693,800,651 shares issued and outstanding at March 31, 2015; 697,474,535 shares issued and outstanding at December 31, 2014	7	7
Additional paid-in capital	15,049	15,135
Accumulated other comprehensive loss	(4,590)	(4,559)
Accumulated deficit	(7,702)	(8,562)

Total stockholders’ equity	2,764	2,021

Total liabilities and stockholders’ equity	$46,754	$43,771

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$2,494	$1,256
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,409)	(1,047)
Purchases of short-term investments	(3,474)	(1,176)
Sales of short-term investments	1,660	882
Decrease in restricted cash and short-term investments	17	88
Net proceeds from slot transaction	—	307
Proceeds from sale of property and equipment	4	3

Net cash used in investing activities	(3,202)	(943)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(746)	(501)
Proceeds from issuance of long-term debt	1,766	224
Deferred financing costs	(25)	(7)
Sale-leaseback transactions	—	165
Exercise of stock options	—	9
Treasury stock repurchases	(181)	(84)
Dividend payment	(70)	—
Other financing activities	18	—

Net cash provided by (used in) financing activities	762	(194)

Net increase in cash	54	119
Cash at beginning of period	994	1,140

Cash at end of period	$1,048	$1,259

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$35	$3,557
Capital lease obligations	5	122
Supplemental information:
Interest paid, net of amounts capitalized	219	204
Income taxes paid	3	3

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Airlines Group Inc. (AAG or the Company) should be read in conjunction with the consolidated financial statements contained in AAG’s Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Principal subsidiaries include American Airlines, Inc. (American) and US Airways Group, Inc. (US Airways Group). All significant intercompany transactions have been eliminated.

On December 9, 2013 (the Effective Date), AMR Merger Sub, Inc. (Merger Sub) merged with and into US Airways Group (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of AAG, a Delaware corporation (formerly known as AMR Corporation) following the Merger. “AMR” or “AMR Corporation” refers to the Company during the period of time prior to its emergence from Chapter 11 and the Effective Date of the Merger.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

2. Emergence from Chapter 11 and Merger with US Airways Group

Chapter 11 Reorganization

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

On the Effective Date, the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by an Agreement and Plan of Merger (as amended, the Merger Agreement), dated as of February 13, 2013, by and among AMR, Merger Sub and US Airways Group, pursuant to which Merger Sub merged with and into US Airways Group, with US Airways Group surviving as a wholly-owned subsidiary of the Company following the Merger.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

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

The Disputed Claims Reserve established under the Plan initially was issued 30.4 million shares, which shares are reserved for distributions to holders of disputed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) whose claims ultimately become allowed as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from this distribution. As of March 31, 2015, there were approximately 26.0 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to the Company but rather will be distributed to former AMR shareholders as of the Effective Date. The Company is not required to distribute additional shares above the limits contemplated by the Plan.

Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 13 for more information.

The reconciliation process with respect to the remaining claims will take considerable time post-emergence. The Company’s estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in bankruptcy settlement obligations on the Company’s condensed consolidated balance sheet as of March 31, 2015. As these claims are resolved, or where better information becomes available and is evaluated, the Company will make adjustments to the liabilities recorded on its condensed consolidated financial statements as appropriate. Any such adjustments could be material to the Company’s financial position or results of operations in any given period.

Merger

Pursuant to the Merger Agreement and consistent with the Plan, each share of common stock, par value $0.01 per share, of US Airways Group (the US Airways Group Common Stock) was converted into the right to receive one share of AAG Common Stock. The aggregate number of shares of AAG Common Stock issuable in the Merger to holders of US Airways Group equity instruments (including stockholders, holders of convertible notes, optionees, and holders of restricted stock units (RSUs)) represented 28% of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

diluted equity ownership of AAG. The remaining 72% diluted equity ownership in AAG (up to approximately 544 million shares) was or is distributable, pursuant to the Plan, to stakeholders, labor unions, certain employees of AMR and the other Debtors, and former holders of AMR common stock (previously traded under the symbol “AAMRQ”) such that the aggregate number of shares of AAG Common Stock issuable under the Plan will not exceed 72% of the diluted equity ownership of AAG as of the time of the Merger.

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

3. Bankruptcy Settlement Obligations

The components of bankruptcy settlement obligations on the condensed consolidated balance sheets are as follows (in millions):

	March 31, 2015	December 31, 2014
Single-Dip Equity Obligations	$210	$248
Labor-related deemed claim	65	77

Total	$275	$325

The amount of the remaining Single-Dip Equity Obligations at March 31, 2015 is the Company’s estimate of its obligation for disputed claims of $210 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at March 31, 2015. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

In exchange for employees’ contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. As of March 31, 2015, the remaining liability to certain AMR labor groups and employees of $65 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such obligation, measured as if the obligation were settled using the closing price of AAG Common Stock at March 31, 2015. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

As described above, on February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations.

4. Special Items

Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Mainline operating special items, net (a)	$303	$(137)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

(a)

The 2015 first quarter mainline operating special items totaled a net charge of $303 million, which principally included $216 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, the Company recorded a net $99 million charge principally related to its new pilot joint collective bargaining agreement. These charges were offset in part by a net $6 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations.

The 2014 first quarter mainline operating special items totaled a net credit of $137 million, which principally included a $309 million gain on the sale of Slots at Ronald Reagan Washington National Airport and a net $32 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. These special credits were offset in part by $202 million of merger integration expenses related to alignment of labor union contracts, information technology, professional fees, severance and retention, share-based compensation, re-branding of aircraft and airport facilities, relocation and training.

The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Regional operating special items, net(a)	$7	$4
Nonoperating special items, net (b)	(8)	47
Income tax special items, net (c)	9	8

(a)	The 2015 and 2014 first quarter regional operating special items principally related to merger integration expenses.

(b)

The 2015 first quarter nonoperating special items totaled a net credit of $8 million primarily due to a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank, offset in part by a $9 million charge principally related to a non-cash write off of unamortized debt discount associated with the prepayment of certain aircraft financings.

The 2014 first quarter nonoperating special items totaled a net charge of $47 million principally due to non-cash interest accretion of $31 million on the bankruptcy settlement obligations and $13 million for Venezuelan foreign currency losses.

(c)	The 2015 and 2014 first quarter tax special items were the result of a non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) (in millions, except share and per share amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Basic EPS:
Net income	$932	$480
Weighted-average common shares outstanding (in thousands)	696,415	723,971

Basic EPS	$1.34	$0.66

Diluted EPS:
Net income	$932	$480
Change in fair value of conversion feature on 7.25% convertible senior notes (a)	—	5

Net income for purposes of computing diluted EPS	$932	$485
Share computation for diluted earnings per share (in thousands):
Weighted-average shares outstanding	696,415	723,971
Dilutive effect of stock awards	20,515	13,534
Assumed conversion of convertible senior notes	—	3,830

Weighted average common shares outstanding	716,930	741,335

Diluted earnings per share	$1.30	$0.65

The following were excluded from the calculation of diluted EPS (in thousands):
Stock options, SARs and RSUs because inclusion would be antidilutive	1	33

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

(a)

In March 2014, the Company notified the holders of US Airways Group’s 7.25% convertible senior notes that it had elected to settle all future conversions solely in cash instead of shares of AAG Common Stock in accordance with the related indenture. Thus, the diluted shares included the weighted average impact of the 7.25% convertible senior notes only for the period from January 1, 2014 to March 12, 2014. In addition, under GAAP, the Company was required to adjust the numerator for purposes of calculating diluted earnings per share by the change in fair value of the conversion feature from March 12, 2014 to March 31, 2014, which increased GAAP net income for purposes of computing diluted earnings per share by $5 million for the three months ended March 31, 2014.

6. Share Repurchase Program and Dividend

On January 27, 2015, the Company announced that its Board of Directors had authorized a new $2.0 billion share repurchase program to be completed by the end of 2016. Shares repurchased under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company’s discretion. During the three months ended March 31, 2015, the Company repurchased 3.8 million shares of AAG Common Stock for $190 million at a weighted average cost per share of $49.47.

Also on January 27, 2015, the Company announced that its Board of Directors had declared a $0.10 per share dividend for shareholders of record on February 9, 2015, and payable on February 23, 2015. The total cash payment for dividends during the three months ended March 31, 2015 was $70 million. Any future dividends that may be declared and paid from time to time under the Company’s capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The Company’s capital deployment program does not obligate it to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at the Company’s discretion.

7. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2015	December 31, 2014
Secured
2013 Credit Facilities, variable interest rate of 3.75%, installments through 2019	$1,867	$1,872
2014 Credit Facilities, variable interest rate of 4.25%, installments through 2021	750	750
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019	990	990
2013 Citicorp Credit Facility tranche B-2, variable interest rate of 3.00%, installments through 2016	594	594
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.38% to 9.75%, maturing from 2015 to 2027	7,912	7,028
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.50% to 8.48%, maturing from 2015 to 2027	3,025	2,952
Special facility revenue bonds, fixed interest rates ranging from 5.50% to 8.50%, maturing from 2016 to 2035	1,100	1,100
AAdvantage Loan, effective rate of 8.30%	—	433
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2015 to 2028	983	994

	17,221	16,713

Unsecured
5.50% senior notes, interest only payments until due in 2019	750	750
6.125% senior notes, interest only payments until due in 2018	500	500
4.625% senior notes, interest only payments until due in 2020	500	—

	1,750	1,250

Total long-term debt and capital lease obligations	18,971	17,963
Less: Total unamortized debt discount	49	59
Less: Current maturities	1,284	1,708

Long-term debt and capital lease obligations, net of current maturities	$17,638	$16,196

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

2015-1 EETCs

In March 2015, American created two pass-through trusts which issued approximately $1.2 billion aggregate face amount of Series 2015-1 Class A and Class B EETCs in connection with the financing of 28 aircraft currently owned or scheduled to be delivered from July 2015 to September 2015 (the 2015 EETC Aircraft). The 2015-1 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of American. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until American issues equipment notes to the pass-through trusts, which purchase the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on the Company’s condensed consolidated balance sheet because the proceeds held by the depository are not American’s assets.

As of March 31, 2015, $1.0 billion of the escrowed proceeds from the 2015-1 EETCs have been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $796 million bearing interest at 3.375% per annum and Series B equipment notes in the amount of $223 million bearing interest at 3.70% per annum. Interest and principal payments on the equipment notes are payable semiannually in May and November of each year, beginning in November 2015. The final payments on the Series A and Series B equipment notes will be due in May 2027 and May 2023, respectively. These equipment notes are secured by liens on 19 of the 2015 EETC Aircraft. The remaining $195 million of escrowed proceeds will be used to purchase equipment notes as the remaining nine new aircraft are delivered.

4.625% Senior Notes

In March 2015, the Company issued $500 million aggregate principal amount of 4.625% senior notes due 2020 (the 4.625% senior notes). These notes bear interest at a rate of 4.625% per annum and are payable semi-annually in arrears on each March 1 and September 1, beginning on September 1, 2015. The 4.625% senior notes mature on March 1, 2020 and are fully and unconditionally guaranteed by American, US Airways Group and US Airways. The 4.625% senior notes are senior unsecured obligations of the Company. The indenture for the 4.625% senior notes contains covenants and events of default generally customary for similar financings. In addition, if the Company experiences specific kinds of changes of control, the Company must offer to repurchase the 4.625% senior notes in whole or in part at a repurchase price of 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to (but not including) the repurchase date. Upon the occurrence of certain events of default, the 4.625% senior notes may be accelerated and become due and payable.

Other Aircraft Financing Transactions

In the first quarter of 2015, the Company entered into loan agreements to borrow $247 million in connection with the financing of certain aircraft deliveries. The notes mature in 2025 through 2027 and bear interest at a rate of LIBOR plus an applicable margin.

AAdvantage Loan

American had the right to repay in cash, without premium or penalty, any or all of the amounts owed to Citibank under the AAdvantage Loan. Effective January 2, 2015, American exercised its loan repayment right with respect to the full value of the outstanding balance to Citibank for $400 million. In connection with the repayment, in the first quarter of 2015, American recognized an early debt extinguishment gain of approximately $17 million.

8. Income Taxes

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

At December 31, 2014, the Company had an Alternative Minimum Tax (AMT) credit carryforward of approximately $341 million available for federal income tax purposes, which is available for an indefinite period. The Company’s net deferred tax assets, which include the NOL Carryforwards, are subject to a full valuation allowance. At December 31, 2014, the federal and state valuation allowances were $4.5 billion and $264 million, respectively. In accordance with GAAP, utilization of the NOL Carryforwards after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset the Company’s tax provision dollar for dollar.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers all available positive and negative evidence and makes certain assumptions. The Company considers many factors in evaluating the realizability of its deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond its control, such as the condition of the economy, the level and volatility of fuel prices and travel demand. The Company has concluded as of March 31, 2015 that the valuation allowance was still needed on its deferred tax asset based on the weight of the factors described above.

For the three months ended March 31, 2015, the Company recorded a special $9 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets and $2 million of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.

For the three months ended March 31, 2014, the Company recorded a special $8 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets and $5 million of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.

9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2015.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2015
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$1,130	$1,130	$—	$—
Government agency investments	101	—	101	—
Repurchase agreements	46	—	46	—
Corporate obligations	4,110	—	4,110	—
Bank notes / certificates of deposit / time deposits	2,738	—	2,738	—

	8,125	1,130	6,995	—
Restricted cash and short-term investments (1)	757	757	—	—

Total	$8,882	$1,887	$6,995	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.
(2)	The Company’s short-term investments mature in one year or less except for $1.0 billion of corporate obligations and $990 million of bank notes/certificates of deposit/time deposits.

There were no Level 1 to Level 2 transfers during the three months ended March 31, 2015.

All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of accumulated other comprehensive loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

Venezuela Cash and Short-term Investments

As of March 31, 2015, the Company had approximately $644 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $23 million valued at 12.0 bolivars to the U.S. dollar, with the rate depending on the date the Company submitted its repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system. The Company’s cash balance held in Venezuelan bolivars decreased $12 million from the December 31, 2014 balance of $656 million, due to payments made in bolivars for local operating expenditures.

During 2014, the Company significantly reduced capacity in the Venezuelan market and is no longer accepting bolivars as payment for airline tickets. The Company is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the additional uncertainty posed by the February 2015 changes to the foreign exchange regulations and the continued deterioration of economic conditions in Venezuela. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by the Company and can significantly affect the value of the Company’s assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect the Company’s business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

Fair Value of Debt

The fair value of the Company’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If the Company’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, were as follows (in millions):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$18,922	$19,640	$17,904	$18,542

10. Retirement Benefits

The following tables provide the components of net periodic benefit cost (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
Three Months Ended March 31,
	2015	2014	2015	2014
Service cost	$1	$—	$1	$—
Interest cost	184	186	13	15
Expected return on assets	(213)	(196)	(5)	(5)
Settlements	—	2	—	—
Amortization of:
Prior service cost (benefit) (1)	7	7	(61)	(61)
Unrecognized net loss (gain)	28	11	(2)	(2)

Net periodic benefit cost	$7	$10	$(54)	$(53)

(1)	The 2015 first quarter prior service cost does not include amortization of less than $1 million related to other post-employment benefits.

Effective November 1, 2012, the Company’s defined benefit pension plans were frozen.

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act of 2012. Based on current funding assumptions, the Company has no minimum required contributions until 2019. Currently, American’s minimum funding obligation for its pension plans is subject to temporary favorable rules that are scheduled to expire at the end of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

2017. Upon expiration of these rules, American’s funding obligations are likely to increase materially. The amount of these obligations will depend on the performance of the Company’s investments held in trust by the pension plans, interest rates for determining liabilities and the Company’s actuarial experience.

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and Retiree Medical Liability	Unrealized Gain/(Loss) on Investments	Derivative Financial Instruments	Income Tax Benefit (Expense)	Total
Balance at December 31, 2014	$(3,683)	$(5)	$9	$(880)	$(4,559)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	(27)	2	(6)	—	(31)

Net current-period other comprehensive income (loss)	(27)	2	(6)	—	(31)

Balance at March 31, 2015	$(3,710)	$(3)	$3	$(880)	$(4,590)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 are as follows (in millions):

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
	Three Months Ended March 31,
Details about accumulated other comprehensive income (loss) components	2015	2014
Amortization of pension and retiree medical liability:
Prior service cost	$(53)	$(54)	Wages, salaries and benefits
Actuarial loss	26	9	Wages, salaries and benefits
Derivative financial instruments:
Cash flow hedges	(6)	7	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	2	2	Other, net

Total reclassifications for the period	$(31)	$(36)

12. Regional Expenses

Expenses associated with the Company’s wholly-owned regional airlines and third-party regional carriers operating under the brand names American Eagle and US Airways Express are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2015	2014
Aircraft fuel and related taxes	$311	$500
Salaries, wages and benefits	292	265
Capacity purchases from third-party regional carriers	379	347
Maintenance, materials and repairs	75	87
Other rent and landing fees	106	96
Aircraft rent	9	14
Selling expenses	77	72
Depreciation and amortization	58	53
Special items, net	7	4
Other	148	156

Total regional expenses	$1,462	$1,594

13. Legal Proceedings

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from this distribution. As of March 31, 2015, there were approximately 26 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, the Company is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to the Company but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs’ requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets. On June 2, 2014, plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint. On March 31, 2015, the Court denied plaintiffs’ motion. There is currently no trial date set. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

US Airways Sabre Matter. On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, Sabre) in the Federal District Court for the Southern District of New York. The lawsuit, as amended to date, alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its market

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

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

14. Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries

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

In connection with the issuance of these guarantees, in accordance with Rule 3-10 of Regulation S-X and Rule 12h-5 under the Securities Exchange Act of 1934, as amended, US Airways Group and US Airways discontinued filing separate periodic and current reports with the SEC. As a result, in accordance with Rule 3-10, the Company is providing the following condensed consolidating financial information for the periods after Merger close for American Airlines Group (Parent Company Only), American, US Airways Group Parent, US Airways and all other non-guarantor subsidiaries, together with the consolidating adjustments necessary to present the Company’s results on a consolidated basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)(Unaudited)

	Three Months Ended March 31, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues:
Mainline passenger	$—	$4,690	$—	$2,299	$—	$—	$6,989
Regional passenger	—	699	—	753	—	—	1,452
Cargo	—	162	—	32	—	—	194
Other	—	818	—	389	726	(741)	1,192

Total operating revenues		6,369	—	3,473	726	(741)	9,827
Operating expenses:
Aircraft fuel and related taxes	—	1,070	—	474	—	—	1,544
Salaries, wages and benefits	—	1,585	—	786	193	(191)	2,373
Regional expenses	—	728	—	765	—	(31)	1,462
Maintenance, materials and repairs	—	304	—	190	75	(75)	494
Other rent and landing fees	—	270	—	138	10	(10)	408
Aircraft rent	—	225	—	92	32	(32)	317
Selling expenses	—	235	—	101	—	—	336
Depreciation and amortization	—	236	—	100	11	(11)	336
Special items, net	—	198	—	105	4	(4)	303
Other	1	758	—	281	385	(387)	1,038

Total operating expenses	1	5,609	—	3,032	710	(741)	8,611

Operating income (loss)	(1)	760	—	441	16	—	1,216
Nonoperating income (expense):
Interest income	2	6	—	4	—	(2)	10
Interest expense, net	(13)	(126)	(9)	(64)	—	2	(210)
Equity in earnings of subsidiaries	944	—	251	—	—	(1,195)	—
Other, net	—	(63)	—	(11)	1	—	(73)

Total nonoperating income (expense), net	933	(183)	242	(71)	1	(1,195)	(273)

Income before income taxes	932	577	242	370	17	(1,195)	943
Income tax provision	—	8	—	131	3	(131)	11

Net income	$932	$569	$242	$239	$14	$(1,064)	$932

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

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
Operating expenses:
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
Nonoperating income (expense):
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In millions)(Unaudited)

	Three Months Ended March 31, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income	$932	$569	$242	$239	$14	$(1,064)	$932

Other comprehensive income (loss) before tax:
Defined benefit pension plans and retiree medical	—	(26)	—	(1)	—	—	(27)
Derivative financial instruments:
Change in fair value	—	—	—	—	—	—	—
Reclassification into earnings	—	(6)	—	—	—	—	(6)
Unrealized gain on investments:
Net change in value	—	1	—	1	—	—	2

Other comprehensive loss before tax	—	(31)	—	—	—	—	(31)
Non-cash tax provision	—	—	—	—	—	—	—

Comprehensive income	$932	$538	$242	$239	$14	$(1,064)	$901

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In millions)(Unaudited)

	Three Months Ended March 31, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$424	$401	$52	$126	$(8)	$(515)	$480

Other comprehensive loss before tax:
Defined benefit pension plans and retiree medical	—	(44)	—	(1)	—	—	(45)
Derivative financial instruments:
Change in fair value	—	(67)	—	—	—	—	(67)
Reclassification into earnings	—	7	—	—	—	—	7
Unrealized gain on investments:
Net change in value	—	2	—	—	—	—	2

Other comprehensive loss before tax	—	(102)	—	(1)	—	—	(103)
Non-cash tax provision	—	—	—	—	—	—	—

Comprehensive income (loss)	$424	$299	$52	$125	$(8)	$(515)	$377

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)(Unaudited)

	March 31, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
ASSETS
Current assets
Cash	$1	$884	$5	$153	$5	$—	$1,048
Short-term investments	—	4,853	—	3,270	2	—	8,125
Restricted cash and short-term investments	—	646	—	111	—	—	757
Accounts receivable, net	—	1,437	—	383	19	(13)	1,826
Receivables from related parties, net	2,409	—	—	242	—	(2,651)	—
Aircraft fuel, spare parts and supplies, net	—	623	—	298	74	—	995
Prepaid expenses and other	79	635	—	623	41	—	1,378

Total current assets	2,489	9,078	5	5,080	141	(2,664)	14,129
Operating property and equipment	—	17,130	—	6,627	285	—	24,042
Other assets
Investments in subsidiaries	1,636	—	7,145	—	—	(8,781)	—
Goodwill	—	—	—	4,089	—	2	4,091
Intangibles, net of accumulated amortization	—	872	—	1,409	—	—	2,281
Other assets	58	1,885	—	256	47	(35)	2,211

Total other assets	1,694	2,757	7,145	5,754	47	(8,814)	8,583

Total assets	$4,183	$28,965	$7,150	$17,461	$473	$(11,478)	$46,754

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$—	$802	$—	$482	$—	$—	$1,284
Accounts payable	—	1,175	—	362	52	(2)	1,587
Payables to related parties, net	—	2,168	480	—	3	(2,651)	—
Air traffic liability	—	3,691	—	1,724	—	—	5,415
Frequent flyer liability	—	2,776	—	—	—	—	2,776
Other accrued liabilities	39	1,835	11	1,164	124	(2)	3,171

Total current liabilities	39	12,447	491	3,732	179	(2,655)	14,233
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	1,257	10,972	524	4,919	—	(34)	17,638
Pension and postretirement benefits	—	7,355	—	122	40	—	7,517
Bankruptcy settlement obligations	—	275	—	—	—	—	275
Other liabilities	123	2,868	—	1,599	44	(307)	4,327

Total noncurrent liabilities	1,380	21,470	524	6,640	84	(341)	29,757
Stockholders’ equity (deficit)
Common stock	7	—	—	—	—	—	7
Additional paid-in capital	15,049	10,714	4,727	5,566	199	(21,206)	15,049
Accumulated other comprehensive loss	(4,590)	(4,676)	(16)	(8)	(12)	4,712	(4,590)
Retained earnings (deficit)	(7,702)	(10,990)	1,424	1,531	23	8,012	(7,702)

Total stockholders’ equity (deficit)	2,764	(4,952)	6,135	7,089	210	(8,482)	2,764

Total liabilities and stockholders’ equity (deficit)	$4,183	$28,965	$7,150	$17,461	$473	$(11,478)	$46,754

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)(Unaudited)

	Three Months Ended March 31, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net cash provided by (used in) operating activities	$(242)	$2,285	$3	$430	$18	$—	$2,494
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	—	(1,160)	—	(229)	(20)	—	(1,409)
Purchases of short-term investments	—	(1,945)	—	(1,529)	—	—	(3,474)
Sales of short-term investments	—	382	—	1,278	—	—	1,660
Decrease in restricted cash and short-term investments	—	4	—	13	—	—	17
Proceeds from sale of property and equipment	—	4	—	—	—	—	4

Net cash used in investing activities	—	(2,715)	—	(467)	(20)	—	(3,202)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(680)	—	(66)	—	—	(746)
Proceeds from issuance of long-term debt	500	1,227	—	39	—	—	1,766
Deferred financing costs	(7)	(18)	—	—	—	—	(25)
Treasury stock repurchases	(181)	—	—	—	—	—	(181)
Dividend payment	(70)	—	—	—	—	—	(70)
Other financing activities	—	—	—	18	—	—	18

Net cash provided by (used in) financing activities	242	529	—	(9)	—	—	762

Net increase (decrease) in cash	—	99	3	(46)	(2)	—	54
Cash at beginning of period	1	785	2	199	7	—	994

Cash at end of period	$1	$884	$5	$153	$5	$—	$1,048

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)(Unaudited)

	Three Months Ended March 31, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net cash provided by (used in) operating activities	$(9)	$742	$—	$515	$8	$—	$1,256
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	—	(722)	—	(316)	(9)	—	(1,047)
Purchases of short-term investments	—	(499)	—	(677)	—	—	(1,176)
Sales of short-term investments	—	682	—	200	—	—	882
Decrease in restricted cash and short-term investments	—	3	—	85	—	—	88
Net proceeds from slot transaction	—	299	—	8	—	—	307
Proceeds from sale of property and equipment	—	3	—	—	—	—	3

Net cash used in investing activities	—	(234)	—	(700)	(9)	—	(943)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(430)	—	(71)	—	—	(501)
Proceeds from issuance of long-term debt	—	—	—	224	—	—	224
Deferred financing costs	—	(5)	—	(2)	—	—	(7)
Sale-leaseback transactions	—	165	—	—	—	—	165
Exercise of stock options	9	—	—	—	—	—	9
Treasury stock repurchases	(84)	—	—	—	—	—	(84)
Funds transferred from (to) affiliates, net	84	(84)	—	—	—	—	—

Net cash provided by (used in) financing activities	9	(354)	—	151	—	—	(194)

Net increase (decrease) in cash	—	154		(34)	(1)	—	119
Cash at beginning of period	1	829	1	303	6	—	1,140

Cash at end of period	$1	$983	$1	$269	$5	$—	$1,259

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

15. Subsequent Events

Dividend Declaration

In April 2015, the Company announced that its Board of Directors had declared a $0.10 per share dividend for shareholders of record on May 4, 2015, and payable on May 18, 2015. Any future dividends that may be declared and paid from time to time under the Company’s capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The Company’s capital deployment program does not obligate it to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at the Company’s discretion.

Refinancing of 2014 Credit Facilities

On April 20, 2015, American refinanced its $750 million term loan facility (the new 2015 Term Loan Facility and together with a $400 million revolving credit facility, the 2014 Credit Facilities) to reduce the LIBOR margin from 3.50% to 3.00% and entered into certain amendments to reflect the release of certain existing collateral and the addition of certain new collateral and to allow American to make future modifications to the collateral pledged. For more information on these amendments, see Part II, Item 5. Other Information.

ITEM 1B.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenues:
Mainline passenger	$4,690	$4,906
Regional passenger	699	669
Cargo	162	168
Other	818	726

Total operating revenues	6,369	6,469
Operating expenses:
Aircraft fuel and related taxes	1,070	1,871
Salaries, wages and benefits	1,585	1,398
Regional expenses	728	758
Maintenance, materials and repairs	304	332
Other rent and landing fees	270	285
Aircraft rent	225	216
Selling expenses	235	284
Depreciation and amortization	236	214
Special items, net	198	(216)
Other	758	749

Total operating expenses	5,609	5,891

Operating income	760	578
Nonoperating income (expense):
Interest income	6	7
Interest expense, net of capitalized interest	(126)	(168)
Other, net	(63)	(5)

Total nonoperating expense, net	(183)	(166)

Income before income taxes	577	412
Income tax provision	8	11

Net income	$569	$401

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$569	$401

Other comprehensive loss before tax:
Defined benefit pension plans and retiree medical	(26)	(44)
Derivative financial instruments:
Change in fair value	—	(67)
Reclassification into earnings	(6)	7
Unrealized gain on investments:
Net change in value	1	2

Other comprehensive loss before tax	(31)	(102)
Non-cash tax provision	—	—

Comprehensive income	$538	$299

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$884	$785
Short-term investments	4,853	3,290
Restricted cash and short-term investments	646	650
Accounts receivable, net	1,437	1,445
Aircraft fuel, spare parts and supplies, net	623	625
Prepaid expenses and other	635	462

Total current assets	9,078	7,257
Operating property and equipment
Flight equipment	22,462	21,646
Ground property and equipment	5,326	5,217
Equipment purchase deposits	1,199	1,128

Total property and equipment, at cost	28,987	27,991
Less accumulated depreciation and amortization	(11,857)	(11,692)

Total property and equipment, net	17,130	16,299
Other assets
Intangibles, net of accumulated amortization of $379 and $376, respectively	872	815
Other assets	1,885	1,921

Total other assets	2,757	2,736

Total assets	$28,965	$26,292

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Current maturities of long-term debt and capital leases	$802	$1,230
Accounts payable	1,175	1,029
Accrued salaries and wages	591	650
Air traffic liability	3,691	2,989
Frequent flyer liability	2,776	1,823
Payable to affiliates	2,168	2,563
Other accrued liabilities	1,244	1,236

Total current liabilities	12,447	11,520
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	10,972	10,004
Pension and postretirement benefits	7,355	7,400
Deferred gains and credits, net	277	271
Bankruptcy settlement obligations	275	325
Other liabilities	2,591	2,344

Total noncurrent liabilities	21,470	20,344
Commitments and contingencies
Stockholder’s deficit
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	10,714	10,632
Accumulated other comprehensive loss	(4,676)	(4,645)
Accumulated deficit	(10,990)	(11,559)

Total stockholder’s deficit	(4,952)	(5,572)

Total liabilities and stockholder’s deficit	$28,965	$26,292

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$2,285	$742
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,160)	(722)
Purchase of short-term investments	(1,945)	(499)
Sales of short-term investments	382	682
Decrease in restricted cash and short-term investments	4	3
Net proceeds from slot transaction	—	299
Proceeds from sale of property and equipment	4	3

Net cash used in investing activities	(2,715)	(234)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(680)	(430)
Proceeds from issuance of long-term debt	1,227	—
Deferred financing costs	(18)	(5)
Sale-leaseback transactions	—	165
Funds transferred to affiliates	—	(84)

Net cash provided by (used in) financing activities	529	(354)

Net increase in cash	99	154
Cash at beginning of period	785	829

Cash at end of period	$884	$983

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$35	$3,104
Capital lease obligations	—	122
Supplemental information:
Interest paid, net of amounts capitalized	189	170
Income taxes paid	1	2

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Airlines, Inc. (American) should be read in conjunction with the consolidated financial statements contained in American’s Annual Report on Form 10-K for the year ended December 31, 2014. American is a wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. American is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on American’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is not expected to have a material impact on American’s condensed consolidated financial statements.

2. Emergence from Chapter 11

Chapter 11 Reorganization

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

In connection with the Chapter 11 Cases, trading in AMR’s common stock and certain debt securities on the New York Stock Exchange (NYSE) was suspended on January 5, 2012, and AMR’s common stock and such debt securities were delisted by the SEC from the NYSE on January 30, 2012. On January 5, 2012, AMR’s common stock began trading under the symbol “AAMRQ” (CUSIP 001765106) on the OTCQB marketplace, operated by OTC Markets Group. Pursuant to the Plan, on the Effective Date (i) all existing shares of AAG’s old common stock formerly traded under the symbol “AAMRQ” were canceled and (ii) AAG was authorized to issue up to approximately 544 million shares of common stock, par value $0.01 per share, of AAG (AAG Common Stock) by operation of the Plan (excluding shares of AAG Common Stock issuable pursuant to the Merger Agreement). On the Effective Date, the AAG Common Stock was listed on the NASDAQ Global Select Market under the symbol “AAL,” and AAMRQ ceased trading on the OTCQB marketplace.

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

The Disputed Claims Reserve established under the Plan initially was issued 30.4 million shares, which shares are reserved for distributions to holders of disputed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) whose claims ultimately become allowed as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from this distribution. As of March 31, 2015, there were approximately 26 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. American is not required to distribute additional shares above the limits contemplated by the Plan.

Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 12 for more information.

The reconciliation process with respect to the remaining claims will take considerable time post-emergence. American’s estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in bankruptcy settlement obligations on American’s condensed consolidated balance sheet as of March 31, 2015. As these claims are resolved, or where better information becomes available and is evaluated, American will make adjustments to the liabilities recorded on its condensed consolidated financial statements as appropriate. Any such adjustments could be material to American’s financial position or results of operations in any given period.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

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

3. Bankruptcy Settlement Obligations

The components of bankruptcy settlement obligations on the condensed consolidated balance sheets are as follows (in millions):

	March 31, 2015	December 31, 2014
Single-Dip and Double-Dip Equity Obligations	$210	$248
Labor-related deemed claim	65	77

Total	$275	$325

The amount of the remaining Single-Dip Equity Obligations at March 31, 2015 is American’s estimate of its obligation for disputed claims of $210 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at March 31, 2015. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

In exchange for employees’ contributions to the successful reorganization of AAG, including agreeing to reductions in pay and benefits, AAG and American agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. As of March 31, 2015, the remaining liability to certain AMR labor groups and employees of $65 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such obligation, measured as if the obligation were settled using the closing price of AAG Common Stock at March 31, 2015. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

As described above, on February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations.

4. Special Items

Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Mainline operating special items, net (a)	$198	$(216)

(a)

The 2015 first quarter mainline operating special items totaled a net charge of $198 million, which principally included $148 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, American recorded a net $64 million charge principally related to its new pilot joint collective bargaining agreement. These charges were offset in part by a net $6 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations.

The 2014 first quarter mainline operating special items totaled a net credit of $216 million, which principally included a $305 million gain on the sale of Slots at Ronald Reagan Washington National Airport and a net $56 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. These special credits were offset in part by $134 million of merger integration expenses related to alignment of labor union contracts, information technology, professional fees, severance and retention, share-based compensation, re-branding of aircraft and airport facilities, relocation and training.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Regional operating special items, net(a)	$2	$1
Nonoperating special items, net (b)	(8)	44
Income tax special items, net (c)	8	7

(a)	The 2015 and 2014 first quarter regional operating special items principally related to merger integration expenses.
(b)

The 2015 first quarter nonoperating special items totaled a net credit of $8 million primarily due to a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank, offset in part by a $9 million charge principally related to a non-cash write off of unamortized debt discount associated with the prepayment of certain aircraft financings.

The 2014 first quarter nonoperating special items totaled a net charge of $44 million principally due to non-cash interest accretion of $27 million on the bankruptcy settlement obligations and $13 million for Venezuelan foreign currency losses.

(c)	The 2015 and 2014 first quarter tax special items were the result of a non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

5. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2015	December 31, 2014
Secured
2013 Credit Facilities, variable interest rate of 3.75%, installments through 2019	$1,867	$1,872
2014 Credit Facilities, variable interest rate of 4.25%, installments through 2021	750	750
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.38% to 7.00%, maturing from 2017 to 2027	5,186	4,271
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.50% to 8.10%, maturing from 2015 to 2026	1,927	1,860
Special facility revenue bonds, fixed interest rates ranging from 5.50% to 8.50%, maturing from 2016 to 2035	1,071	1,071
AAdvantage Loan, effective rate of 8.30%	—	433
Other secured obligations, fixed interest rates ranging from 4.19% to 12.24%, maturing from 2015 to 2028	977	992

	11,778	11,249

Unsecured
Affiliate unsecured obligations	27	27

	27	27

Total long-term debt and capital lease obligations	11,805	11,276
Less: Total unamortized debt discount	31	42
Less: Current maturities	802	1,230

Long-term debt and capital lease obligations, net of current maturities	$10,972	$10,004

2015-1 EETCs

In March 2015, American created two pass-through trusts which issued approximately $1.2 billion aggregate face amount of Series 2015-1 Class A and Class B EETCs in connection with the financing of 28 aircraft currently owned or scheduled to be delivered from July 2015 to September 2015 (the 2015 EETC Aircraft). The 2015-1 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of American. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until American issues equipment notes to the pass-through trusts, which purchase the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on American’s condensed consolidated balance sheet because the proceeds held by the depository are not American’s assets.

As of March 31, 2015, $1.0 billion of the escrowed proceeds from the 2015-1 EETCs have been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $796 million bearing interest at 3.375% per annum and Series B equipment notes in the amount of $223 million bearing interest at 3.70% per annum. Interest and principal payments on the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

equipment notes are payable semiannually in May and November of each year, beginning in November 2015. The final payments on the Series A and Series B equipment notes will be due in May 2027 and May 2023, respectively. These equipment notes are secured by liens on 19 of the 2015 EETC Aircraft. The remaining $195 million of escrowed proceeds will be used to purchase equipment notes as the remaining nine new aircraft are delivered.

Other Aircraft Financing Transactions

In the first quarter of 2015, American entered into loan agreements to borrow $208 million in connection with the financing of certain aircraft deliveries. The notes mature in 2025 and 2026 and bear interest at a rate of LIBOR plus an applicable margin.

AAdvantage Loan

American had the right to repay in cash, without premium or penalty, any or all of the amounts owed to Citibank under the AAdvantage Loan. Effective January 2, 2015, American exercised its loan repayment right with respect to the full value of the outstanding balance to Citibank for $400 million. In connection with the repayment, in the first quarter of 2015, American recognized an early debt extinguishment gain of approximately $17 million.

6. Income Taxes

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

American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions. American considers many factors in evaluating the realizability of its deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond American’s control, such as the condition of the economy, the level and volatility of fuel prices and travel demand. American has concluded as of March 31, 2015 that the valuation allowance was still needed on its deferred tax asset based on the weight of the factors described above.

For the three months ended March 31, 2015, American recorded a special $8 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

For the three months ended March 31, 2014, American recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets and $4 million of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

7. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

American utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2015.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2015
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$1,009	$1,009	$—	$—
Repurchase agreements	46	—	46	—
Corporate obligations	2,151	—	2,151	—
Bank notes / certificates of deposit / time deposits	1,647	—	1,647	—

	4,853	1,009	3,844	—
Restricted cash and short-term investments (1)	646	646	—	—

Total	$5,499	$1,655	$3,844	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)	American’s short-term investments mature in one year or less except for $338 million of corporate obligations and $476 million of bank notes/certificates of deposit/time deposits.

There were no Level 1 to Level 2 transfers during the three months ended March 31, 2015.

All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of accumulated other comprehensive loss.

Venezuela Cash and Short-term Investments

As of March 31, 2015, American had approximately $644 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $23 million valued at 12.0 bolivars to the U.S. dollar, with the rate depending on the date American submitted its repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system. American’s cash balance held in Venezuelan bolivars decreased $12 million from the December 31, 2014 balance of $656 million, due to payments made in bolivars for local operating expenditures.

During 2014, American significantly reduced capacity in the Venezuelan market and is no longer accepting bolivars as payment for airline tickets. American is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the additional uncertainty posed by the February 2015 changes to the foreign exchange regulations and the continued deterioration of economic conditions in Venezuela. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by American and can significantly affect the value of American’s assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect American’s business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

Fair Value of Debt

The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$11,774	$12,174	$11,234	$11,618

8. Retirement Benefits

The following tables provide the components of net periodic benefit cost (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
Three Months Ended March 31,	2015	2014	2015	2014
Interest cost	$184	$185	$11	$14
Expected return on assets	(212)	(195)	(5)	(5)
Settlements	—	2	—	—
Amortization of:
Prior service cost (benefit) (1)	7	7	(59)	(60)
Unrecognized net loss (gain)	28	11	(2)	(2)

Net periodic benefit cost	$7	$10	$(55)	$(53)

(1)	The 2015 first quarter prior service cost does not include amortization of less than $1 million related to other post-employment benefits.

Effective November 1, 2012, American’s defined benefit pension plans were frozen.

American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act of 2012. Based on current funding assumptions, American has no minimum required contributions until 2019. Currently, American’s minimum funding obligation for its pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Upon expiration of these rules, American’s funding obligations are likely to increase materially. The amount of these obligations will depend on the performance of American’s investments held in trust by the pension plans, interest rates for determining liabilities and American’s actuarial experience.

9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and Retiree Medical Liability	Unrealized Gain/(Loss) on Investments	Derivative Financial Instruments	Income Tax Benefit (Expense)	Total
Balance at December 31, 2014	$(3,660)	$(3)	$9	$(991)	$(4,645)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	(26)	1	(6)	—	(31)

Net current-period other comprehensive income (loss)	(26)	1	(6)	—	(31)

Balance at March 31, 2015	$(3,686)	$(2)	$3	$(991)	$(4,676)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 are as follows (in millions):

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
	Three Months Ended March 31,
Details about accumulated other comprehensive income (loss) components	2015	2014
Amortization of pension and retiree medical liability:
Prior service cost	$(52)	$(53)	Wages, salaries and benefits
Actuarial loss	26	9	Wages, salaries and benefits
Derivative financial instruments:
Cash flow hedges	(6)	7	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	1	2	Other, net

Total reclassifications for the period	$(31)	$(35)

10. Regional Expenses

Expenses associated with American’s third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2015	2014
Aircraft fuel and related taxes	$160	$252
Salaries, wages and benefits	31	5
Capacity purchases from third-party regional carriers	293	302
Other rent and landing fees	63	55
Selling expenses	37	36
Depreciation and amortization	42	37
Special items, net	2	1
Other	100	70

Total regional expenses	$728	$758

11. Transactions with Related Parties

The following represents the net payables to (receivables from) related parties (in millions):

	March 31, 2015	December 31, 2014
American Airlines Group Parent	$284	$40
US Airways Group, Inc.	(281)	320
Envoy Aviation Group (1) and other subsidiaries	2,165	2,203

Total	$2,168	$2,563

(1)	The net payable to AAG’s wholly-owned regional airline operating under the brand name of American Eagle consists principally of amounts due under regional capacity purchase agreements.

Frequent Flyer Program

In the first quarter of 2015, the US Airways Dividend Miles frequent flyer program was merged into American’s AAdvantage program. Accordingly, as of March 31, 2015, the related frequent flyer deferred revenue and incremental cost liability for the Dividend Miles program has been transferred to American with a corresponding intercompany receivable from US Airways recorded by American. No gain or loss was incurred from the transaction as the liabilities were transferred at their respective net book values. American’s intercompany receivable associated with the transfer of this obligation will be settled by US Airways through future redemptions by AAdvantage members on US Airways operated flights.

Allocated Expenses

Until American and US Airways are merged into one legal entity, revenue and expenses will continue to be recorded by each entity based on either specific identification of the related transaction where applicable or appropriate allocations based on metrics that are systematic and rational. The operating expenses of American reflect allocated expenses for certain services shared with US Airways. These allocated expenses include certain selling expenses, certain airport operating expenses at co-located airports, information technology expenses and corporate management and support functions. Shared selling expenses have been allocated primarily based on the passenger revenue of each respective carrier. Shared airport operating expenses have been allocated based on American’s and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

US Airways’ respective departures at those airports. Shared other expenses have been allocated primarily based on American’s and US Airways’ respective available seat miles (ASMs). Total net expense allocated from American to US Airways was $172 million for the quarter ended March 31, 2015. There were no material allocations recorded during the first quarter of 2014.

12. Legal Proceedings

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from this distribution. As of March 31, 2015, there were approximately 26 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs’ requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets. On June 2, 2014, plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint. On March 31, 2015, the Court denied plaintiffs’ motion. There is currently no trial date set. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

13. Subsequent Events

Refinancing of 2014 Credit Facilities

On April 20, 2015, American refinanced its $750 million term loan facility (the new 2015 Term Loan Facility and together with a $400 million revolving credit facility, the 2014 Credit Facilities) to reduce the LIBOR margin from 3.50% to 3.00% and entered into certain amendments to reflect the release of certain existing collateral and the addition of certain new collateral and to allow American to make future modifications to the collateral pledged. For more information on these amendments, see Part II, Item 5. Other Information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2014 Form 10-K.

American Airlines Group

Background

We continue to move toward operating under the single brand name of “American Airlines” through our mainline operating subsidiaries, American and US Airways. Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle and US Airways Express, our airlines operate an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries from our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the first quarter of 2015, approximately 46 million passengers boarded our mainline and regional flights. As of March 31, 2015, we operated 973 mainline aircraft and were supported by our regional airline subsidiaries and third-party regional carriers, which operated 577 regional aircraft.

Since American and US Airways merged in December 2013, the airline has been making steady integration progress. In the first quarter of 2015, we merged each airline’s separate frequent flyer program into the single AAdvantage program and reached a new five-year labor contract with our pilots. Additionally, on April 8, 2015, we received a single operating certificate from the Federal Aviation Administration (FAA) for American and US Airways, marking a major milestone in the integration of the two airlines.

The U.S. Airline Industry

During the first quarter of 2015, U.S. airline industry revenues were up nominally as higher traffic more than offset lower yields. Yields were lower as compared to the first quarter of 2014 due in part to competitive capacity growth in certain markets. Additionally U.S. carriers with international operations experienced weaker yields due to the devaluation of certain foreign currencies as well as the removal of certain fuel surcharges. In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported the following changes in U.S. industry passenger revenues and yields:

	January	February	March
2015 vs. 2014
Passenger Revenues	1.8%	1.5%	1.5%
Yields	(0.6)%	(1.1)%	(0.5)%

	January	February	March
2014 vs. 2013
Passenger Revenues	3.5%	2.6%	1.4%
Yields	1.4%	1.4%	(0.5)%

Jet fuel prices continue to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, Brent crude oil per barrel was approximately 50% lower in the first quarter of 2015 as compared to the first quarter of 2014. The average daily spot price for Brent crude oil during the first quarter of 2015 was $54 per barrel as compared to an average daily spot price of $108 per barrel during the first quarter of 2014. On a daily basis, Brent crude oil prices fluctuated during the quarter between a high of $62 per barrel to a low of $45 per barrel, and closed the quarter on March 31, 2015, at $54 per barrel.

While the U.S. airline industry is currently benefiting from significantly reduced fuel prices as described above, uncertainty exists regarding the economic conditions driving these factors. See Part II, Item 1A. Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

American Airlines Group

First Quarter 2015 Results

Driven by a substantial reduction in fuel costs, we realized operating income of $1.2 billion and net income of $932 million in the first quarter of 2015. This compares to operating income of $730 million and net income of $480 million in the first quarter of 2014.

Excluding the effects of net special charges, we recognized operating income of $1.5 billion and net income of $1.2 billion in the first quarter of 2015. This compares to operating income of $597 million and net income of $402 million, excluding net special credits in the first quarter of 2014, representing a 156% and 209% improvement in the first quarter of 2015 in operating income and net income, respectively.

	Three Months Ended March 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline and regional passenger revenues	$8,441	$8,665	(2.6)
Total operating revenues	9,827	9,995	(1.7)
Mainline and regional aircraft fuel and related taxes	1,855	3,211	(42.2)
Total operating expenses	8,611	9,265	(7.1)
Operating income	1,216	730	66.6
Net income	932	480	94.2

Special items: (1)
Operating special charges (credits), net	310	(133)
Nonoperating special charges (credits), net	(8)	47
Income tax special charges, net	9	8

Total net special charges (credits)	311	(78)

(1)

AAG’s first quarter 2015 results were significantly impacted by net special charges of $311 million, consisting principally of $223 million of mainline and regional merger integration expenses and $99 million in charges related to our new pilot contract. The first quarter of 2014 included a similar amount of merger integration expenses; however, these expenses were more than offset by a gain on sale of slots at Ronald Reagan Washington National Airport. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations” of this report for more information on net special items.

Revenue

In the first quarter of 2015, we reported operating revenues of $9.8 billion. Mainline and regional passenger revenues were $8.4 billion, a decrease of $224 million, or 2.6%, as compared to the first quarter of 2014. The decline in revenues was driven by a 1.4% decrease in revenue passenger miles as compared to the first quarter of 2014 due primarily to winter storm related flight cancellations. A 1.2% decline in yield also contributed to the decrease and was driven by competitive capacity growth in certain of our key markets, as well as weaker international yields due to foreign currency devaluation. Our mainline and regional passenger revenue per available seat mile (PRASM) was 13.44 cents in the first quarter of 2015, a 1.7% decrease as compared to 13.67 cents in the first quarter of 2014.

Fuel

Mainline and regional fuel expense was $1.9 billion in the first quarter of 2015, which was $1.4 billion, or 42.2%, lower as compared to mainline and regional fuel expense in the first quarter of 2014. This decrease was driven by a 41.0% decrease in the average price per gallon to $1.83 in the first quarter of 2015 from an average price per gallon of $3.10 in the 2014 period.

During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. We have not entered into any transactions to hedge our fuel consumption since December 9, 2013 and, accordingly, as of March 31, 2015, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Cost Control

We remain committed to actively managing and maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our 2015 first quarter mainline cost per available seat mile (CASM) excluding special items and fuel was 9.49 cents, an increase of 5.8% as compared to the first quarter of 2014. The increase was primarily due to higher salaries, wages and benefits driven by new merger-related labor contracts.

The following table details our mainline CASM for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2015	2014
	(In cents, except percentage changes)
Mainline CASM excluding special items and aircraft fuel and related taxes:
Total mainline CASM	12.80	13.50	(5.2)
Special items, net	(0.54)	0.24	nm
Aircraft fuel and related taxes	(2.76)	(4.77)	(42.0)

Mainline operating expenses per ASM, excluding special items and aircraft fuel and related taxes (1)	9.49	8.97	5.8

(1)

We believe that the presentation of mainline CASM excluding fuel is useful to investors because both the cost and availability of fuel are subject to many economic and political factors beyond our control, and the exclusion of special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and that is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items and fuel to evaluate our operating performance. Amounts may not recalculate due to rounding.

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. Our first quarter 2015 operating performance was negatively impacted by severe winter storm conditions at our hubs in Charlotte, Dallas/Fort Worth, New York, Philadelphia and Washington D.C. as well as our operations in the city of Boston.

We reported the following combined operating statistics to the U.S. Department of Transportation (DOT) for mainline operations for the first quarter of 2015 and 2014:

	2015			2014			Better (Worse)
	January	February	March(e)	January	February	March	January		February		March
On-time performance (a)	77.4	73.1	77.0	76.5	73.9	80.5	0.9	pts	(0.8	) pts	(3.5	) pts
Completion factor (b)	97.6	94.1	97.3	96.7	94.4	98.1	0.9	pts	(0.3	) pts	(0.8	) pts
Mishandled baggage (c)	4.81	4.98	4.20	4.37	3.86	3.67	(10.1)%		(29.0)%		(14.4)%
Customer complaints (d)	2.81	3.02	3.99	2.60	2.28	1.76	(8.1)%		(32.5)%		(126.7)%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

(e)	March 2015 operating statistics are preliminary as the DOT has not issued its March 2015 Air Travel Consumer report as of the date of this filing.

Liquidity Position

As of March 31, 2015, AAG’s total cash, short-term investments and restricted cash was $9.9 billion, of which $757 million was restricted. We also had available $1.8 billion under undrawn revolving line of credit facilities.

In the first quarter of 2015, we utilized cash from operations to pay down certain higher rate debt including our $400 million Citibank AAdvantage loan. Additionally, we repurchased 3.8 million shares of AAG Common Stock for $190 million pursuant to our $2.0 billion share repurchase program to be completed by the end of 2016.

These cash outflows were offset in part by certain new debt issuances to further strengthen our liquidity position. In March 2015, we issued $500 million aggregate principal amount of 4.625% senior notes due 2020. Also in March 2015, American issued $1.0 billion in equipment notes related to the 2015-1 Enhanced Equipment Trust Certificates to finance certain unencumbered aircraft.

The following table presents a summary of our cash balances:

	March 31, 2015	December 31, 2014
	(In millions)
Cash and short-term investments (1)	$9,173	$7,303
Restricted cash and short-term investments (2)	757	774

Total cash and short-term investments	$9,930	$8,077

(1)

As of March 31, 2015, we had approximately $644 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $23 million valued at 12.0 bolivars to the U.S. dollar, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system. Our cash balance held in Venezuelan bolivars decreased $12 million from the December 31, 2014 balance of $656 million, due to payments made in bolivars for local operating expenditures.

During 2014, we significantly reduced capacity in the Venezuelan market and we are no longer accepting bolivars as payment for airline tickets. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the additional uncertainty posed by the February 2015 changes to the foreign exchange regulations and the continued deterioration of economic conditions in Venezuela. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

(2)	Restricted cash and investments primarily include cash collateral to secure workers’ compensation claims.

AAG’s Results of Operations

In the first quarter of 2015, we realized operating income of $1.2 billion and net income of $932 million. Our first quarter 2015 net income included net special operating charges of $310 million and total net special charges of $311 million. Excluding the effects of these special charges, we realized operating income of $1.5 billion and net income of $1.2 billion.

In the first quarter of 2014, we realized operating income of $730 million and net income of $480 million. Our first quarter 2014 net income included net special operating credits of $133 million and total net special credits of $78 million. Excluding the effects of these special credits, we realized operating income of $597 million and net income of $402 million.

The following table details our net income excluding special items (in millions):

	Three Months Ended March 31,
	2015	2014
Net income	$932	$480
Special items:
Mainline operating special items, net (1)	303	(137)
Regional operating special items, net(2)	7	4
Nonoperating special items, net (3)	(8)	47
Income tax special items, net (4)	9	8

Total special items	311	(78)

Net income excluding special items	$1,243	$402

(1)

The 2015 first quarter mainline operating special items totaled a net charge of $303 million, which principally included $216 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, we recorded a net $99 million charge principally related to our new pilot joint collective bargaining agreement. These charges were offset in part by a net $6 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations.

The 2014 first quarter mainline operating special items totaled a net credit of $137 million, which principally included a $309 million gain on the sale of Slots at Ronald Reagan Washington National Airport and a net $32 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. These special credits were offset in part by $202 million of merger integration expenses related to alignment of labor union contracts, information technology, professional fees, severance and retention, share-based compensation, re-branding of aircraft and airport facilities, relocation and training.

(2)	The 2015 and 2014 first quarter regional operating special items principally related to merger integration expenses.

(3)

The 2015 first quarter nonoperating special items totaled a net credit of $8 million primarily due to a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank, offset in part by a $9 million charge principally related to a non-cash write off of unamortized debt discount associated with the prepayment of certain aircraft financings.

The 2014 first quarter nonoperating special items totaled a net charge of $47 million principally due to non-cash interest accretion of $31 million on the bankruptcy settlement obligations and $13 million for Venezuelan foreign currency losses.

(4)	The 2015 and 2014 first quarter tax special items were the result of a non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

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

We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions. We consider many factors in evaluating the realizability of our deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond our control, such as the condition of the economy, the level and volatility of fuel prices and travel demand. We have concluded as of March 31, 2015 that the valuation allowance was still needed on our deferred tax asset based on the weight of the factors described above.

For the three months ended March 31, 2015, we recorded a special $9 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets and $2 million of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.

For the three months ended March 31, 2014, we recorded a special $8 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets and $5 million of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.

Operating Statistics

The table below sets forth selected mainline and regional operating data for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
Mainline
Revenue passenger miles (millions) (a)	44,849	45,828	(2.1)%
Available seat miles (millions) (b)	55,854	56,831	(1.7)%
Passenger load factor (percent) (c)	80.3	80.6	(0.3	)pts
Yield (cents) (d)	15.58	15.84	(1.6)%
Passenger revenue per available seat mile (cents) (e)	12.51	12.77	(2.0)%
Operating cost per available seat mile (cents) (f)	12.80	13.50	(5.2)%
Passenger enplanements (thousands) (g)	33,951	34,843	(2.6)%
Departures (thousands)	269	279	(3.5)%
Aircraft at end of period	973	977	(0.4)%
Block hours (thousands) (h)	833	853	(2.4)%
Average stage length (miles) (i)	1,195	1,189	0.5%
Fuel consumption (gallons in millions)	846	874	(3.2)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.83	3.10	(41.1)%
Full-time equivalent employees at end of period	97,500	93,400	4.4%

Regional (j)
Revenue passenger miles (millions) (a)	5,341	5,058	5.6%
Available seat miles (millions) (b)	6,937	6,561	5.7%
Passenger load factor (percent) (c)	77.0	77.1	(0.1	)pts
Yield (cents) (d)	27.19	27.82	(2.2)%
Passenger revenue per available seat mile (cents) (e)	20.94	21.45	(2.4)%
Operating cost per available seat mile (cents) (f)	21.07	24.30	(13.3)%
Passenger enplanements (thousands) (g)	12,243	11,709	4.6%
Aircraft at end of period	577	560	3.0%
Fuel consumption (gallons in millions)	167	161	3.7%
Average aircraft fuel price including related taxes (dollars per gallon)	1.86	3.10	(40.0)%
Full-time equivalent employees at end of period (k)	19,300	18,000	7.2%

Total Mainline and Regional
Revenue passenger miles (millions) (a)	50,190	50,886	(1.4)%
Available seat miles (millions) (b)	62,791	63,392	(0.9)%
Cargo ton miles (millions) (l)	553	560	(1.2)%
Passenger load factor (percent) (c)	79.9	80.3	(0.4	)pts
Yield (cents) (d)	16.82	17.03	(1.2)%
Passenger revenue per available seat mile (cents) (e)	13.44	13.67	(1.7)%
Total revenue per available seat mile (cents) (m)	15.65	15.77	(0.7)%
Cargo yield per ton mile (cents) (n)	35.14	36.88	(4.7)%
Passenger enplanements (thousands) (g)	46,194	46,552	(0.8)%
Aircraft at end of period	1,550	1,537	0.8%
Fuel consumption (gallons in millions)	1,013	1,035	(2.1)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.83	3.10	(41.0)%
Full-time equivalent employees at end of period	116,800	111,400	4.8%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.

(g)	Passenger enplanements – The number of passengers on board an aircraft, including local, connecting and through passengers.

(h)

Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length – The average of the distances flown on each segment of every route.

(j)

Regional statistics include our subsidiaries, Envoy Aviation Group Inc. (Envoy, formerly known as AMR Eagle Holding Corporation), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA), and operating and financial results from our capacity purchase agreements with Air Wisconsin Airlines Corporation, Chautauqua Airlines, Inc., ExpressJet Airlines, Inc., Mesa Airlines, Inc., Republic Airline Inc., SkyWest Airlines, Inc. and Compass Airlines, LLC.

(k)	Regional full-time equivalent employees only include our wholly owned regional airline subsidiaries, Envoy, Piedmont and PSA.

(l)	Cargo ton miles – A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.

(m)	Total revenue per available seat mile (RASM) – Total revenues divided by total mainline and regional ASMs.

(n)	Cargo yield per ton mile – Cargo revenues divided by total mainline and regional cargo ton miles.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating Revenues

	Three Months Ended March 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$6,989	$7,258	(3.7)
Regional passenger	1,452	1,407	3.2
Cargo	194	206	(5.9)
Other	1,192	1,124	6.0

Total operating revenues	$9,827	$9,995	(1.7)

Total operating revenues in the first quarter of 2015 decreased $168 million, or 1.7%, from the 2014 period principally due to winter storm flight cancellations, competitive capacity growth in our key markets and foreign currency devaluation. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $7.0 billion in the first quarter of 2015 as compared to $7.3 billion in the 2014 period. Mainline RPM’s decreased 2.1% as mainline capacity, as measured by ASMs, decreased 1.7%, resulting in a 0.3 point decrease in load factor to 80.3%. Mainline passenger yield decreased 1.6% to 15.58 cents in the first quarter of 2015 from 15.84 cents in the 2014 period. Mainline PRASM decreased 2.0% to 12.51 cents in the first quarter of 2015 from 12.77 cents in the 2014 period.

•

Regional passenger revenues were $1.5 billion in the first quarter of 2015 as compared to $1.4 billion in the 2014 period. Regional RPM’s increased 5.6% as regional capacity, as measured by ASMs, increased 5.7%, resulting in a 0.1 point decrease in load factor to 77.0%. Regional passenger yield decreased 2.2% to 27.19 cents in the first quarter of 2015 from 27.82 cents in the 2014 period. Regional PRASM decreased 2.4% to 20.94 cents in the first quarter of 2015 from 21.45 cents in the 2014 period.

•	Other revenues increased $68 million, or 6.0%, in the first quarter of 2015 from the 2014 period driven primarily by higher revenues associated with our frequent flyer programs.

Operating Expenses

	Three Months Ended March 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,544	$2,711	(43.0)
Salaries, wages and benefits	2,373	2,119	12.0
Maintenance, materials and repairs	494	485	1.8
Other rent and landing fees	408	424	(3.9)
Aircraft rent	317	320	(0.9)
Selling expenses	336	401	(16.3)
Depreciation and amortization	336	307	9.6
Special items, net	303	(137)	nm
Other	1,038	1,041	(0.3)

Total mainline operating expenses	7,149	7,671	(6.8)
Regional expenses:
Fuel	311	500	(37.8)
Other	1,151	1,094	5.1

Total regional operating expenses	1,462	1,594	(8.3)

Total operating expenses	$8,611	$9,265	(7.1)

Total operating expenses were $8.6 billion in the first quarter of 2015, a decrease of $654 million, or 7.1%, from the 2014 period. The decrease in operating expenses was primarily due to substantially lower aircraft fuel costs, offset in part by higher salaries due to our new pilot and flight attendant collective bargaining agreements. See detailed explanations below relating to the other changes in operating costs.

Mainline Operating Expenses per ASM

Our mainline CASM decreased 0.70 cents, or 5.2%, from 13.50 cents in the first quarter of 2014 to 12.80 cents in the first quarter of 2015. Excluding special items and aircraft fuel and related taxes, our mainline CASM increased 0.52 cents, or 5.8%, from 8.97 cents in the first quarter of 2014 to 9.49 cents in the first quarter of 2015, while mainline capacity decreased 1.7%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and aircraft fuel and related taxes for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2015	2014
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.76	4.77	(42.0)
Salaries, wages and benefits	4.25	3.73	14.0
Maintenance, materials and repairs	0.88	0.85	3.6
Other rent and landing fees	0.73	0.75	(2.2)
Aircraft rent	0.57	0.56	0.9
Selling expenses	0.60	0.71	(14.8)
Depreciation and amortization	0.60	0.54	11.5
Special items, net	0.54	(0.24)	nm
Other	1.86	1.83	1.5

Total mainline CASM	12.80	13.50	(5.2)
Special items, net	(0.54)	0.24	nm
Aircraft fuel and related taxes	(2.76)	(4.77)	(42.0)

Mainline operating expenses per ASM, excluding special items and aircraft fuel and related taxes (1)	9.49	8.97	5.8

(1)

We believe that the presentation of mainline CASM excluding fuel and related taxes is useful to investors because both the cost and availability of fuel are subject to many economic and political factors beyond our control, and the exclusion of special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and that is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, and fuel and related taxes to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:

•

Aircraft fuel and related taxes per ASM decreased 42.0% primarily due to a 41.1% decrease in the average price per gallon to $1.83 in the first quarter of 2015 from an average price per gallon of $3.10 in the 2014 period on a 3.2% decrease in consumption.

•	Salaries, wages and benefits per ASM increased 14.0% primarily due to increased costs associated with the new pilot and flight attendant joint collective bargaining agreements.

•	Selling expenses per ASM decreased 14.8% primarily due to lower contractually negotiated rates for certain commissions and booking fees.

•	Depreciation and amortization per ASM increased 11.5% primarily due to new purchased aircraft deliveries since the end of the 2014 first quarter as we continued our fleet renewal program.

Regional Operating Expenses

Total regional expenses decreased $132 million, or 8.3%, in the first quarter of 2015 to $1.5 billion from $1.6 billion in the 2014 period. The period over period decrease was primarily due to a $189 million decrease in fuel costs. The average price per gallon of fuel decreased 40.0% to $1.86 in the first quarter of 2015 from $3.10 in the 2014 period, on a 3.7% increase in consumption. Other regional operating expenses increased $57 million, or 5.1%, from the 2014 period principally due to a 5.7% increase in regional capacity.

Nonoperating Income (Expense)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$10	$7	39.5
Interest expense, net of capitalized interest	(210)	(243)	(13.7)
Other, net	(73)	(1)	nm

Total nonoperating expense, net	$(273)	$(237)	15.2

Interest income was $10 million and $7 million in the first quarter of 2015 and 2014, respectively. Our short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Interest expense, net of capitalized interest decreased $33 million, or 13.7%, in the first quarter of 2015 from the 2014 period. The 2014 period included $31 million of special charges related to non-cash interest accretion on the bankruptcy settlement obligations.

Other nonoperating expense, net increased $72 million in the first quarter of 2015 from the 2014 period. The first quarter of 2015 included $80 million of foreign currency losses as compared to $2 million of net foreign currency gains in the 2014 period. The increase in foreign currency losses during the first quarter of 2015 was driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies, principally in Latin American and European markets including a 17% decrease in the value of the Brazilian real, a 10% decrease in the value of the Euro and a 4% decrease in the value of the British pound in the first quarter of 2015. These foreign currency losses were offset in part by a net special credit of $8 million primarily due to a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank and a $9 million charge principally related to a non-cash write off of unamortized debt discount associated with the prepayment of certain aircraft financings.

American’s Results of Operations

In the first quarter of 2015, American realized operating income of $760 million and net income of $569 million. American’s first quarter 2015 net income included net special operating charges of $200 million and total net special charges of $200 million. Excluding the effects of these special charges, American realized operating income of $960 million and net income of $769 million.

In the first quarter of 2014, American realized operating income of $578 million and net income of $401 million. American’s first quarter 2014 net income included net special operating credits of $215 million and total net special credits of $164 million. Excluding the effects of these special credits, American realized operating income of $363 million and net income of $237 million.

The following table details American’s net income excluding special items (in millions):

	Three Months Ended March 31,
	2015	2014
Net income	$569	$401
Special items:
Mainline operating special items, net (1)	198	(216)
Regional operating special items, net (2)	2	1
Nonoperating special items, net (3)	(8)	44
Income tax special items, net (4)	8	7

Total special items	200	(164)

Net income excluding special items	$769	$237

(1)

The 2015 first quarter mainline operating special items totaled a net charge of $198 million, which principally included $148 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, American recorded a net $64 million charge principally related to its new pilot joint collective bargaining agreement. These charges were offset in part by a net $6 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations.

The 2014 first quarter mainline operating special items totaled a net credit of $216 million, which principally included a $305 million gain on the sale of Slots at Ronald Reagan Washington National Airport and a net $56 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. These special credits were offset in part by $134 million of merger integration expenses related to alignment of labor union contracts, information technology, professional fees, severance and retention, share-based compensation, re-branding of aircraft and airport facilities, relocation and training.

(2)	The 2015 and 2014 first quarter regional operating special items principally related to merger integration expenses.

(3)

The 2015 first quarter nonoperating special items totaled a net credit of $8 million primarily due to a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank, offset in part by a $9 million charge principally related to a non-cash write off of unamortized debt discount associated with the prepayment of certain aircraft financings.

The 2014 first quarter nonoperating special items totaled a net charge of $44 million principally due to non-cash interest accretion of $27 million on the bankruptcy settlement obligations and $13 million for Venezuelan foreign currency losses.

(4)	The 2015 and 2014 first quarter tax special items were the result of a non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

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

American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions. American considers many factors in evaluating the realizability of its deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond American’s control, such as the condition of the economy, the level and volatility of fuel prices and travel demand. American has concluded as of March 31, 2015 that the valuation allowance was still needed on its deferred tax asset based on the weight of the factors described above.

For the three months ended March 31, 2015, American recorded a special $8 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

For the three months ended March 31, 2014, American recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets and $4 million of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating Revenues

	Three Months Ended March 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$4,690	$4,906	(4.4)
Regional passenger	699	669	4.4
Cargo	162	168	(3.7)
Other	818	726	12.7

Total operating revenues	$6,369	$6,469	(1.5)

Total operating revenues in the first quarter of 2015 decreased $100 million, or 1.5%, from the 2014 period principally due to winter storm flight cancellations, competitive capacity growth in our key markets and foreign currency devaluation. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues decreased $216 million, or 4.4%, in the first quarter of 2015 from the 2014 period due a decrease in ASMs and yield.

•	Regional passenger revenues increased $30 million, or 4.4%, in the first quarter of 2015 from the 2014 period due to higher ASMs, offset in part by a decrease in yield.

•	Other revenues increased $92 million, or 12.7%, in the first quarter of 2015 from the 2014 period driven primarily by higher revenues associated with American’s frequent flyer program.

Operating Expenses

	Three Months Ended March 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,070	$1,871	(42.8)
Salaries, wages and benefits	1,585	1,398	13.4
Maintenance, materials and repairs	304	332	(8.5)
Other rent and landing fees	270	285	(5.2)
Aircraft rent	225	216	3.9
Selling expenses	235	284	(17.3)
Depreciation and amortization	236	214	10.7
Special items, net	198	(216)	nm
Other	758	749	1.1

Total mainline operating expenses	4,881	5,133	(4.9)
Regional expenses:
Fuel	160	252	(36.6)
Other	568	506	12.2

Total regional operating expenses	728	758	(4.0)

Total operating expenses	$5,609	$5,891	(4.8)

Total operating expenses in the first quarter of 2015 decreased $282 million, or 4.8%, from the 2014 period. Significant changes in the components of mainline operating expenses are as follows:

•

Aircraft fuel and related taxes decreased $801 million, or 42.8%, in the first quarter of 2015 from the 2014 period primarily due to a decrease in the average price per gallon of fuel and gallons of fuel consumed.

•

Salaries, wages and benefits increased $187 million, or 13.4%, in the first quarter of 2015 from the 2014 period primarily due to increased costs associated with the new pilot and flight attendant joint collective bargaining agreements.

•	Selling expenses decreased $49 million, or 17.3%, in the first quarter of 2015 from the 2014 period primarily due to lower contractually negotiated rates for certain commissions and booking fees.

•

Depreciation and amortization increased $22 million, or 10.7%, in the first quarter of 2015 from the 2014 period primarily due to new purchased aircraft deliveries since the end of the 2014 first quarter as American continues its fleet renewal program.

Regional Operating Expenses

Total regional expenses decreased $30 million, or 4.0%, in the first quarter of 2015 to $728 million from $758 million in the 2014 period. The period over period decrease was primarily due to a $92 million decrease in fuel costs offset by higher other regional expenses due to an increase in capacity.

Nonoperating Income (Expense)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$6	$7	(2.4)
Interest expense, net of capitalized interest	(126)	(168)	(24.9)
Other, net	(63)	(5)	nm

Total nonoperating expense, net	$(183)	$(166)	10.4

Interest income was $6 million and $7 million in the first quarter of 2015 and 2014, respectively. American’s short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Interest expense, net of capitalized interest decreased $42 million, or 24.9%, in the first quarter of 2015 from the 2014 period. The 2014 period included $27 million of special charges related to non-cash interest accretion on the bankruptcy settlement obligations.

Other nonoperating expense, net increased $58 million in the first quarter of 2015 from the 2014 period. The first quarter of 2015 included $68 million of foreign currency losses as compared to $3 million of net foreign currency gains in the 2014 period. The increase in foreign currency losses during the first quarter of 2015 was driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies, principally in Latin American and European markets including a 17% decrease in the value of the Brazilian real, a 10% decrease in the value of the Euro and a 4% decrease in the value of the British pound in the first quarter of 2015. These foreign currency losses were offset in part by a net special credit of $8 million primarily due to a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank and a $9 million charge principally related to a non-cash write off of unamortized debt discount associated with the prepayment of certain aircraft financings.

Liquidity and Capital Resources

Cash, Short-Term Investments and Restricted Cash

As of March 31, 2015, AAG’s total cash, short-term investments and restricted cash and short-term investments was $9.9 billion, of which $757 million was restricted. Additional detail is provided in the table below (in millions):

	AAG		American
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Cash	$1,048	$994	$884	$785
Short-term investments	8,125	6,309	4,853	3,290
Restricted cash and short-term investments (1)	757	774	646	650

Total cash, short-term investments and restricted cash and short-term investments	$9,930	$8,077	$6,383	$4,725

(1)	Our restricted cash and short-term investments related primarily to collateral held to support projected workers’ compensation obligations.

As of March 31, 2015, we had approximately $644 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $23 million valued at 12.0 bolivars to the U.S. dollar, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system. Our cash balance held in Venezuelan bolivars decreased $12 million from the December 31, 2014 balance of $656 million, due to payments made in bolivars for local operating expenditures.

During 2014, we significantly reduced capacity in the Venezuelan market and we are no longer accepting bolivars as payment for airline tickets. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the additional uncertainty posed by the February 2015 changes to the foreign exchange regulations and the continued deterioration of economic conditions in Venezuela. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

Share Repurchase Program

On January 27, 2015, we announced that our Board of Directors had authorized a new $2.0 billion share repurchase program to be completed by the end of 2016. Shares repurchased under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. During the three months ended March 31, 2015, we repurchased 3.8 million shares of AAG Common Stock for $190 million at a weighted average cost per share of $49.47.

Cash Dividends Paid

Also on January 27, 2015, we announced that our Board of Directors had declared a $0.10 per share dividend for shareholders of record on February 9, 2015, and payable on February 23, 2015. The total cash payment for dividends during the three months ended March 31, 2015 was $70 million. Any future dividends that may be declared and paid from time to time under our capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our capital deployment program does not obligate us to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

In addition, in April 2015, we announced that our Board of Directors had declared a $0.10 per share dividend for shareholders of record on May 4, 2015, and payable on May 18, 2015.

Sources and Uses of Cash

AAG

Operating Activities

Net cash provided by operating activities was $2.5 billion and $1.3 billion for the first three months of 2015 and 2014, respectively, a period-over-period increase of $1.2 billion. This increase in cash flows generated from operating activities was principally due to improved operating profitability in the first quarter of 2015 resulting primarily from a $1.4 billion, or 42.2%, decline in mainline and regional fuel expense.

Investing Activities

Net cash used in investing activities was $3.2 billion and $943 million for the first three months of 2015 and 2014, respectively.

Principal investing activities in the 2015 period included expenditures of $1.4 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including nine Bombardier CRJ900 aircraft, five Airbus A321 family aircraft, four Airbus A319 aircraft, four Boeing 737 aircraft, two Boeing 787 aircraft, two Embraer 175 aircraft and one Boeing 777 aircraft as well as $1.8 billion in net purchases of short-term investments.

Principal investing activities in the 2014 period included expenditures of $1.0 billion for property and equipment, consisting primarily of the purchase of aircraft, including five Boeing 737 family aircraft, one Boeing 777 aircraft, nine A320 family aircraft and one A330 aircraft, as well as pre-delivery deposits for certain aircraft on order, and $294 million in net purchases of short-term investments. These cash outflows were offset in part by proceeds from the sale of DCA Slots of $307 million and an $88 million decrease in restricted cash and short-term investments due to lower collateral requirements with respect to projected workers’ compensation obligations.

Financing Activities

Net cash provided by financing activities was $762 million as compared to net cash used in financing activities of $194 million for the first three months of 2015 and 2014, respectively.

Principal financing activities in the 2015 period included proceeds from the issuance of $1.8 billion of debt, primarily including the $500 million issuance of 4.625% senior notes and $1.0 billion issuance of certain EETC equipment notes. These cash inflows were offset in part by debt repayments of $746 million, including the $400 million repayment of American’s Advantage loan with Citibank, $181 million in stock repurchases and $70 million in dividend payments.

Principal financing activities in the 2014 period included debt repayments of $501 million, including a $100 million prepayment on American’s 7.50% Senior Secured Notes, and $84 million of cash payments for tax withholdings associated with equity distributions to employees. These cash outflows were offset in part by proceeds from the issuance of debt of $224 million due to the issuance of EETC equipment notes associated with aircraft deliveries in 2014 and proceeds from sale-leaseback transactions of $165 million related to the financing of four Boeing 737 family aircraft.

American

Operating Activities

Net cash provided by operating activities was $2.3 billion and $742 million for the first three months of 2015 and 2014, respectively, a period-over-period increase of $1.5 billion. This increase in cash flows generated from operating activities was principally due to improved operating profitability in the first quarter of 2015 resulting primarily from an $893 million, or 42.1%, decline in mainline and regional fuel expense.

Investing Activities

Net cash used in investing activities was $2.7 billion and $234 million for the first three months of 2015 and 2014, respectively.

Principal investing activities in the 2015 period included expenditures of $1.2 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including nine Bombardier CRJ900 aircraft, four Airbus A319 aircraft, four Boeing 737 aircraft, two Boeing 787 aircraft, two Embraer 175 aircraft and one Boeing 777 aircraft as well as $1.6 billion in net purchases of short term investments.

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

Financing Activities

Net cash provided by financing activities was $529 million as compared to net cash used in financing activities of $354 million for the first three months of 2015 and 2014, respectively.

Principal financing activities in the 2015 period included proceeds from the issuance of $1.2 billion of debt, primarily including the $1.0 billion issuance of certain EETC equipment notes. These cash inflows were offset in part by debt repayments of $680 million including the $400 million prepayment of American’s Advantage loan with Citibank.

Principal financing activities in the 2014 period included debt repayments of $430 million, including a $100 million prepayment on American’s 7.50% Senior Secured Notes and $84 million of cash funding to AAG for tax withholdings associated with equity distributions to employees. These cash outflows were offset in part by proceeds from sale-leaseback transactions of $165 million related to the financing of four Boeing 737 family aircraft.

Commitments

Significant Indebtedness

As of March 31, 2015, AAG and American had $19.0 billion and $11.8 billion, respectively, in long-term debt and capital leases (including current maturities and before debt discount). See Note 7 to AAG’s condensed consolidated financial statements in Part I, Item 1A and Note 5 to American’s condensed consolidated financial statements in Part I, Item 1B for further information on all indebtedness as of March 31, 2015. Our significant indebtedness includes the 2013 Credit Facilities, the 2013 Citicorp Credit Facility and the 2014 Credit Facilities described below.

2013 Credit Facilities

On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, the 2013 Credit Agreement) with certain lenders. The 2013 Credit Agreement provides for a term loan facility (the 2013 Term Loan Facility) that is scheduled to mature on June 27, 2019, unless otherwise extended by the applicable parties. As of March 31, 2015, $1.9 billion was outstanding under the 2013 Term Loan Facility.

The 2013 Credit Agreement originally provided for a $1.0 billion revolving credit facility (the 2013 Revolving Facility and, together with the 2013 Term Loan Facility, the 2013 Credit Facilities) scheduled to mature on June 27, 2018, unless otherwise extended by the applicable parties. The 2013 Term Loan Facility is repayable in quarterly installments in an amount equal to 0.25% of the original principal amount thereof with any unpaid balance due on the maturity date of the 2013 Term Loan Facility. The 2013 Revolving Facility provided that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. On October 10, 2014, American and AAG amended the 2013 Credit Agreement to extend the maturity date of the 2013 Revolving Facility to October 10, 2019 and increased the commitments thereunder to an aggregate amount of $1.4 billion while reducing the letter of credit commitments thereunder to $300 million. As of March 31, 2015, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.

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

The 2013 Citicorp Credit Facility consists of tranche B-1 term loans (Tranche B-1) and tranche B-2 term loans (Tranche B-2). As of March 31, 2015, $990 million was outstanding under Tranche B-1 and $594 million was outstanding under Tranche B-2. Voluntary prepayments may be made at any time.

As of March 31, 2015, the 2013 Citicorp Credit Facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. The applicable LIBOR margin is 2.75% for Tranche B-1 and 2.25% for Tranche B-2.

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

2014 Credit Facilities

On October 10, 2014, American, AAG, US Airways Group and US Airways entered into a Credit and Guaranty Agreement (the 2014 Credit Agreement) with certain lenders. The 2014 Credit Agreement provides for a $750 million term loan facility (the 2014 Term Loan Facility) and a $400 million revolving credit facility (the 2014 Revolving Facility and, together with the 2014 Term Loan Facility, the 2014 Credit Facilities). As of March 31, 2015, $750 million was outstanding under the 2014 Term Loan Facility. The 2014 Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder. American may have letters of credit issued under the 2014 Revolving Facility in an aggregate amount outstanding at any time up to $300 million. As of March 31, 2015, there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.

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

The 2014 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75% in the case of the 2014 Term Loan Facility) plus an applicable LIBOR margin. As of March 31, 2015, the applicable LIBOR margins were 3.50% and 3.00% for borrowings under the 2014 Term Loan Facility and the 2014 Revolving Facility, respectively, and if American had a corporate credit rating of Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin was 3.25% under the 2014 Term Loan Facility.

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

On April 20, 2015, American refinanced its $750 million term loan facility (the new 2015 Term Loan Facility) to reduce the LIBOR margin from 3.50% to 3.00% and entered into certain amendments to reflect the release of certain existing collateral and the addition of certain new collateral and to allow American to make future modifications to the collateral pledged. For more information on these amendments, see Part II, Item 5. Other Information.

2015-1 EETCs

In March 2015, American created two pass-through trusts which issued approximately $1.2 billion aggregate face amount of Series 2015-1 Class A and Class B EETCs in connection with the financing of 28 aircraft currently owned or scheduled to be delivered from July 2015 to September 2015 (the 2015 EETC Aircraft). The 2015-1 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of American. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until American issues equipment notes to the pass-through trusts, which purchase the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on the Company’s condensed consolidated balance sheet because the proceeds held by the depository are not American’s assets.

As of March 31, 2015, $1.0 billion of the escrowed proceeds from the 2015-1 EETCs have been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $796 million bearing interest at 3.375% per annum and Series B equipment notes in the amount of $223 million bearing interest at 3.70% per annum. Interest and principal payments on the equipment notes are payable semiannually in May and November of each year, beginning in November 2015. The final payments on the Series A and Series B equipment notes will be due in May 2027 and May 2023, respectively. These equipment notes are secured by liens on 19 of the 2015 EETC Aircraft. The remaining $195 million of escrowed proceeds will be used to purchase equipment notes as the remaining nine new aircraft are delivered.

4.625% Senior Notes

In March 2015, AAG issued $500 million aggregate principal amount of 4.625% senior notes due 2020 (the 4.625% senior notes). These notes bear interest at a rate of 4.625% per annum and are payable semi-annually in arrears on each March 1 and September 1, beginning on September 1, 2015. The 4.625% senior notes mature on March 1, 2020 and are fully and unconditionally guaranteed by American, US Airways Group and US Airways. The 4.625% senior notes are senior unsecured obligations of AAG. The indenture for the 4.625% senior notes contains covenants and events of default generally customary for similar financings. In addition, if AAG experiences specific kinds of changes of control, AAG must offer to repurchase the 4.625% senior notes in whole or in part at a repurchase price of 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to (but not including) the repurchase date. Upon the occurrence of certain events of default, the 4.625% senior notes may be accelerated and become due and payable.

Other Aircraft Financing Transactions

In the first quarter of 2015, we entered into loan agreements to borrow $247 million in connection with the financing of certain aircraft deliveries. The notes mature in 2025 through 2027 and bear interest at a rate of LIBOR plus an applicable margin.

AAdvantage Loan

American had the right to repay in cash, without premium or penalty, any or all of the amounts owed to Citibank under the AAdvantage Loan. Effective January 2, 2015, American exercised its loan repayment right with respect to the full value of the outstanding balance to Citibank for $400 million. In connection with the repayment, in the first quarter of 2015, American recognized an early debt extinguishment gain of approximately $17 million.

Collateral Related Covenants

Certain of our debt financing agreements contain loan to value ratio covenants and require us to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part, with premium (if any). Specifically, American is required to meet collateral coverage tests on a periodic basis on the 2013 Credit Facilities and the 2014 Credit Facilities, and US Airways is required to meet such tests on the 2013 Citicorp Credit Facility. We were in compliance with the collateral coverage tests for the 2013 Credit Facilities, 2013 Citicorp Credit Facility and the 2014 Credit Facilities as of the most recent measurement dates.

Credit Ratings

The following table details our credit ratings as of March 31, 2015:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Credit Rating	Moody’s Corporate Family Rating
American Airlines Group.	B+	B+	B1
American Airlines	B+	B+	*

*	The credit agency does not rate this category for the respective entity.

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

Aircraft and Engine Purchase Commitments

As of March 31, 2015, we have definitive purchase agreements with Airbus, Boeing and other manufacturers for the acquisition of the following mainline and regional aircraft:

	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter	Total
Airbus
A320 Family	29	25	20	—	—	—	74
A320neo	—	—	10	25	25	40	100
A350 XWB	—	—	6	10	6	—	22
Boeing
737 Family	14	20	20	—	—	—	54
737 MAX	—	—	3	17	20	60	100
777-300 ER	1	2	—	—	—	—	3
787 Family	11	8	13	8	—	—	40
Bombardier
CRJ900 (1)	9	20	—	—	—	—	29
Embraer
ERJ175 (1)	22	24	12	—	—	—	58

Total	86	99	84	60	51	100	480

(1)	These aircraft may be operated by wholly-owned subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.

We also have agreements for 55 spare engines to be delivered in 2015 and beyond. Under all of our aircraft and engine purchase agreements, our total future commitments as of March 31, 2015 are expected to be as follows (approximately, in millions):

	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter	Total
Payments for American aircraft commitments and certain engines (1)	$3,631	$4,404	$4,366	$3,216	$2,581	$5,414	$23,612
Payments for US Airways aircraft commitments and certain engines (1)	$318	$119	$765	$1,037	$578	$—	$2,817

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted Boeing a security interest in its purchase deposits with Boeing. Our purchase deposits totaled $1.3 billion as of March 31, 2015.

In April 2015, we amended our delivery agreement with Boeing to defer four 787 aircraft from 2016 to 2017 and one 787 aircraft from 2017 to 2018.

As of March 31, 2015, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 74 Airbus A320 family aircraft, 10 Airbus A320neo aircraft, six Airbus A350 XWB aircraft, 14 Boeing 737 family aircraft, three Boeing 737 MAX aircraft, three Boeing 777-300 ER aircraft, and 32 Boeing 787 family aircraft. In addition, we did not have financing commitments in place for aircraft currently on order and scheduled to be delivered in 2018 and beyond. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully.”

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

Labor Agreements

On January 3, 2015, we reached a tentative agreement with the Allied Pilots Association on a five-year joint collective bargaining agreement, which was ratified on January 30, 2015. The new, higher pay rates were implemented retroactive to December 2, 2014. We estimate that the ratified contract will increase our 2015 cost of pilot compensation and benefits by approximately $650 million, of which $99 million has been reflected as a special charge in our first quarter condensed consolidated financial statements.

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

There have been no material changes in our off-balance sheet arrangements as set forth in our 2014 AAG Form 10-K.

AAG Contractual Obligations

The following table provides details of our future cash contractual obligations as of March 31, 2015:

	Payments Due by Period
	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter	Total
American
Debt and capital lease obligations (1), (3)	$586	$771	$1,013	$915	$2,818	$5,675	$11,778
Interest obligations (2), (3)	365	518	524	535	410	1,251	3,603
Commitments for aircraft and engine purchases (4)	3,631	4,404	4,366	3,216	2,581	5,414	23,612
Operating lease commitments (5)	1,062	1,310	1,258	1,164	1,091	5,032	10,917
Regional capacity purchase agreements (6)	396	593	465	448	430	2,210	4,542
Minimum pension obligations (7)	—	—	—	—	853	3,606	4,459
Retiree medical and other purchase obligations	375	259	220	191	169	374	1,588

Total American Contractual Obligations	$6,415	$7,855	$7,846	$6,469	$8,352	$23,562	$60,499

AAG Parent, US Airways Group and Other AAG Subsidiaries
Debt and capital lease obligations (1), (3)	$415	$968	$401	$1,039	$2,159	$2,211	$7,193
Interest obligations (2), (3)	333	323	297	262	192	287	1,694
Commitments for aircraft and engine purchases (4)	318	119	765	1,037	578	—	2,817
Operating lease commitments (5)	480	647	596	451	345	777	3,296
Regional capacity purchase agreements (6)	827	1,061	1,053	790	676	1,121	5,528
Retiree medical and other purchase obligations	7	9	9	9	7	35	76

Total AAG Contractual Obligations	$8,795	$10,982	$10,967	$10,057	$12,309	$27,993	$81,103

(1)	Amounts represent contractual amounts due. For American, excludes $31 million and for US Airways Group, excludes $18 million of unamortized debt discount as of March 31, 2015.

(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at March 31, 2015.

(3)

For American, includes $5.2 billion of future principal payments and $1.3 billion of future interest payments, respectively, and for US Airways Group, includes $2.7 billion of future principal payments and $857 million of future interest payments, respectively, as of March 31, 2015, related to EETCs associated with mortgage financings for the purchase of certain aircraft.

(4)

See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about the obligations of American and US Airways Group.

(5)

For American, includes $269 million and for US Airways Group, includes $1.7 billion of future minimum lease payments related to EETCs associated with leveraged lease financings of certain aircraft as of March 31, 2015.

(6)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(7)

Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2024. See Note 8 to American’s condensed consolidated financial statements in Part I, Item 1B.

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

Critical Accounting Policies and Estimates

In the first quarter of 2015, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2014 Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is not expected to have a material impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AAG’s Market Risk Sensitive Instruments and Positions

Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2014 10-K except as updated below.

Aircraft Fuel

During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. We have not entered into any transactions to hedge our fuel consumption since December 9, 2013 and, accordingly, as of March 31, 2015, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Our 2015 forecasted mainline and regional fuel consumption is presently approximately 4.3 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $43 million increase in annual expense.

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

Venezuela Cash and Short-term Investments

As of March 31, 2015, we had approximately $644 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $23 million valued at 12.0 bolivars to the U.S. dollar, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system. Our cash balance held in Venezuelan bolivars decreased $12 million from the December 31, 2014 balance of $656 million, due to payments made in bolivars for local operating expenditures.

During 2014, we significantly reduced capacity in the Venezuelan market and we are no longer accepting bolivars as payment for airline tickets. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the additional uncertainty posed by the February 2015 changes to the foreign exchange regulations and the continued deterioration of economic conditions in Venezuela. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

American’s Market Risk Sensitive Instruments and Positions

American’s primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. American’s exposure to these market risks has not changed materially from its exposure discussed in its 2014 10-K except as updated below.

Aircraft Fuel

During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. American has not entered into any transactions to hedge its fuel consumption since December 9, 2013 and, accordingly, as of March 31, 2015, American did not have any fuel hedging contracts outstanding. As such, and assuming American does not enter into any future transactions to hedge its fuel consumption, American will continue to be fully exposed to fluctuations in fuel prices. American’s current policy is not to enter into transactions to hedge its fuel consumption, although American reviews that policy from time to time based on market conditions and other factors. American’s 2015 forecasted mainline and regional fuel consumption is presently approximately 2.8 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $28 million increase in annual expense.

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

Venezuela Cash and Short-term Investments

As of March 31, 2015, American had approximately $644 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $23 million valued at 12.0 bolivars to the U.S. dollar, with the rate depending on the date American submitted its repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system. American’s cash balance held in Venezuelan bolivars decreased $12 million from the December 31, 2014 balance of $656 million, due to payments made in bolivars for local operating expenditures.

During 2014, American significantly reduced capacity in the Venezuelan market and is no longer accepting bolivars as payment for airline tickets. American is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the additional uncertainty posed by the February 2015 changes to the foreign exchange regulations and the continued deterioration of economic conditions in Venezuela. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by American and can significantly affect the value of American’s assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect American’s business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of March 31, 2015 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are in the process of integrating policies, processes, people, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in internal controls related to the integration of US Airways Group and its subsidiaries into the post-Merger combined company, including the related adoption of common financial reporting and internal control practices for the combined company and associated updates and improvements to the combined control environment, during the quarter ended March 31, 2015, there has been no change in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2015.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and we repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from this distribution. As of March 31, 2015, there were approximately 26 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs’ requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets. On June 2, 2014, plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint. On March 31, 2015, the Court denied plaintiffs’ motion. There is currently no trial date set. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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

Below are certain risk factors that may affect our business, results of operations and financial condition, or the trading price of our common stock or our other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business.

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

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years and prices continued to be volatile in the first three months of 2015.

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

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. We have not entered into any transactions to hedge our fuel consumption since December 9, 2013 and, accordingly, as of March 31, 2015, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

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

Our business plan contemplates significant investments in modernizing our fleet and integrating the American and US Airways businesses. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of March 31, 2015, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2015-2019 would be approximately $21.0 billion, of which $18.2 billion represents commitments by American. We also currently anticipate cash transition costs to integrate our businesses following the Merger to be approximately $1.2 billion, although these costs could exceed our expectations. Accordingly, we will need substantial financing or other capital resources. In addition, as of the date of this report, we had not secured financing commitments for some of the aircraft that we have on order, and we cannot be assured of the availability or cost of that financing. In particular, as of March 31, 2015, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 74 Airbus A320 family aircraft, 10 Airbus A320neo aircraft, six Airbus A350 XWB aircraft, 14 Boeing 737 family aircraft, three Boeing 737 MAX aircraft, three Boeing 777-300 ER aircraft, and 32 Boeing 787 family aircraft. In addition, we did not have financing commitments in place for aircraft currently on order and scheduled to be delivered in 2018 and beyond. The number of aircraft for which we do not have financing may change as we exercise purchase options or otherwise change our purchase and delivery schedules. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may only be available on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

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

None of the unions representing our employees presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. See Part I, Item 1. Business – “Employees and Labor Relations” in our 2014 10-K.

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

In particular, fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency. For example, the business environment in Venezuela has been challenging, with economic uncertainty fueled by currency devaluation, high inflation and governmental restrictions, including currency exchange and payment controls, price controls and the possibility of expropriation of property or other resources. As of March 31, 2015, we had approximately $644 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $23 million valued at 12.0 bolivars to the U.S. dollar, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system. Our cash balance held in Venezuelan bolivars decreased $12 million from the December 31, 2014 balance of $656 million, due to payments made in bolivars for local operating expenditures.

During 2014, we significantly reduced capacity in the Venezuelan market and we are no longer accepting bolivars as payment for airline tickets. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the continued deterioration of economic conditions in Venezuela and the additional uncertainty posed by the February 2015 changes to the foreign exchange regulations, which created three new additional markets, as well as a new exchange rate to be utilized in those markets. The new exchange rate for transactions effected on those markets is intended to fluctuate based on supply and demand and was approximately 197 bolivars to the dollar as of April 21, 2015 (as reported by the Venezuelan Central Bank). Although the new regulations do not abolish the prior exchange rates at which we are valuing our bolivar balances, it is still uncertain what impact these new regulations will have on the foreign exchange environment or whether the Venezuelan government will announce further changes to the foreign exchange regulations that may have the effect of materially adversely affecting our ability to repatriate the local currency we hold in Venezuela or the exchange rate applicable thereto.

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

There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions. For example, the EU has established the Emissions Trading Scheme (ETS) to regulate GHG emissions in the EU. The EU adopted a directive in 2008 under which each EU member state is required to extend the ETS to aviation operations. This directive would have required us, beginning in 2012, to annually submit emission allowances in order to operate flights to and from airports in the European Economic Area (EEA), including flights between the U.S. and EU member states. However, in an effort to allow the International Civil Aviation Organization (ICAO) time to propose an alternate scheme to manage global aviation GHG emissions, in April 2013 the EU suspended for one year application of the ETS to flights entering and departing the EEA, limiting its application, for flights flown in 2012, to intra-EEA flights only. In October 2013, the ICAO Assembly adopted a resolution calling for the development through ICAO of a global, market-based scheme for aviation GHG emissions, to be finalized in 2016 and implemented in 2020. Subsequently, the EU amended the ETS so that the monitoring, reporting and submission of allowances for aviation GHG emissions will continue to be limited to only intra-EEA flights through 2016, at which time the EU will evaluate the progress made by ICAO and determine what, if any, measures to take related to aviation GHG emissions from 2017 onwards. The U.S. enacted legislation in November 2012 which encourages the DOT to seek an international solution through ICAO and that will allow the U.S. Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. Ultimately, the scope and application of ETS or other emissions trading schemes to our operations, now or in the near future, remains uncertain. We do not anticipate any significant emissions allowance expenditures in 2015. Beyond 2015, compliance with the ETS or similar emissions-related requirements could significantly increase our operating costs. Further, the potential impact of ETS or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets and the number of future flights subject to ETS or other emissions-related requirements. These costs have not been completely defined and could fluctuate.

Similarly, within the U.S., there is an increasing trend toward regulating GHG emissions directly under the Clean Air Act (CAA). In response to a 2012 ruling by the U.S. District Court for the District of Columbia requiring the EPA to make a final determination on whether aircraft GHG emissions cause or contribute to air pollution which may reasonably be anticipated to endanger public health or welfare, the EPA announced in September 2014 that it is in the process of making such determination and anticipates proposing an endangerment finding by May 2015. If the EPA makes a positive endangerment finding, the EPA is obligated under the CAA to set GHG emission standards for aircraft. In addition, several states have adopted or are considering initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional GHG cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing, and we cannot yet determine what the final regulatory programs or their impact will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.

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

As part of a capital deployment program, in July 2014, our Board of Directors authorized a $1.0 billion share repurchase program, which was completed in 2014, and in January 2015, our Board of Directors authorized a new $2.0 billion share repurchase program to be completed no later than December 31, 2016. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. This share repurchase program does not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The repurchase program may be limited, suspended or discontinued at any time without prior notice.

Although our Board of Directors declared cash dividends in July 2014, October 2014, January 2015 and April 2015, as part of the capital deployment program, any future dividends that may be declared and paid from time to time under our capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our capital deployment program does not obligate us to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will be able to pay dividends in the future.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to our purchases of shares of AAG Common Stock during the three months ended March 31, 2015.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or program (a)	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
January 2015	—		$—	—	$2,000
February 2015	1,167,223	(b)	$48.21	1,079,993	$1,948
March 2015	2,757,102		$49.90	2,757,102	$1,810

(a)

On January 27, 2015, we announced that our Board of Directors had authorized a new $2.0 billion share repurchase program to be completed by the end of 2016. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. This share repurchase program does not obligate us to repurchase any specific number of shares for any fixed period, and may be suspended at any time our discretion.

(b)

Separate from our share repurchase program, in February 2015 we repurchased 87,230 shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve.

ITEM 5.	OTHER INFORMATION

Repricing of Term Loans Under Existing Secured Credit Facilities

On April 20, 2015, American Airlines, Inc., as borrower, American Airlines Group Inc., US Airways Group, Inc. and US Airways, Inc., as guarantors, Citibank N.A., as administrative agent and as collateral agent and certain lenders entered into a First Amendment and Restatement Agreement in order to (i) refinance the outstanding term loans (the Outstanding Term Loans) issued under the Credit Agreement, dated as of October 10, 2014 (the Original Credit Agreement), among American Airlines, Inc., as borrower, American Airlines Group Inc., US Airways Group, Inc. and US Airways, Inc., as guarantors, Citibank N.A., as administrative agent and collateral agent and the various lenders party thereto with new term loans issued under an amendment and restatement of the Original Credit Agreement (as amended and restated, the Amended and Restated Credit Agreement) in the same principal amount and on the same terms as the Outstanding Term Loans but with a margin over LIBOR of 3.00% (reduced from 3.50%) and with certain modifications relating to collateral as described below, (ii) amend and restate the Original Credit Agreement on the terms set forth in the Amended and Restated Credit Agreement to permit American Airlines, Inc. to modify the collateral securing the loans outstanding under the Amended and Restated Credit Agreement (subject to compliance with the minimum collateral coverage ratio) and add a covenant requiring American Airlines, Inc. to ensure that the collateral securing the loans outstanding under the Amended and Restated Credit Agreement include one or more specified categories of assets at all times, (iii) amend and restate the Security Agreement (Slot, Foreign Gate Leaseholds and Route Authorities), dated October 10, 2014, by and between American Airlines, Inc. and Citibank, N.A., as collateral agent (as amended and restated, the Amended and Restated SGR Security Agreement), to add US Airways, Inc. as a grantor with respect to airport take-off and landing slots and foreign gate leaseholds at London’s Heathrow airport, in each case, to the extent used in non-stop scheduled air carrier service of US Airways, Inc. between such airport and each of Philadelphia, Pennsylvania and Charlotte, North Carolina together with the related route authorities and (iv) release a portion of the collateral securing the loans issued under the Original Credit Agreement.

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

American Airlines Group Inc.

Date: April 23, 2015	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: April 23, 2015	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Supplemental Agreement No. 2, dated as of March 6, 2015, to Purchase Agreement No. 03735 by and between American Airlines, Inc. and The Boeing Company, dated February 1, 2013 Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified.*

10.2

Supplemental Agreement No. 5, dated as of January 20, 2015, to Purchase Agreement No. 3219 by and between The Boeing Company and American Airlines, Inc., dated as of October 15, 2008, Relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified.*

12.1	Computation of ratio of earnings to fixed charges of American Airlines Group Inc. for the three months ended March 31, 2015 and 2014.

12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the three months ended March 31, 2015 and 2014.

31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Confidential treatment has been requested with respect to certain portions of this agreement.