Form 10-Q
period 2015-06-30
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2015-07-24
CIK 6201, 4515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

As of July 17, 2015, there were 671,820,576 shares of American Airlines Group Inc. common stock outstanding.

As of July 17, 2015, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.

American Airlines, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2015

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues:
Mainline passenger	$7,655	$8,213	$14,644	$15,471
Regional passenger	1,759	1,707	3,211	3,114
Cargo	194	221	388	428
Other	1,219	1,214	2,411	2,338

Total operating revenues	10,827	11,355	20,654	21,351
Operating expenses:
Aircraft fuel and related taxes	1,774	2,830	3,318	5,541
Salaries, wages and benefits	2,364	2,163	4,737	4,282
Regional expenses	1,557	1,657	3,019	3,251
Maintenance, materials and repairs	502	514	995	999
Other rent and landing fees	451	441	859	866
Aircraft rent	316	312	633	631
Selling expenses	350	402	686	804
Depreciation and amortization	340	319	676	626
Special items, net	144	251	447	114
Other	1,108	1,067	2,147	2,108

Total operating expenses	8,906	9,956	17,517	19,222

Operating income	1,921	1,399	3,137	2,129
Nonoperating income (expense):
Interest income	10	8	19	15
Interest expense, net of capitalized interest	(223)	(214)	(432)	(457)
Other, net	11	11	(62)	9

Total nonoperating expense, net	(202)	(195)	(475)	(433)

Income before income taxes	1,719	1,204	2,662	1,696
Income tax provision	15	340	26	353

Net income	$1,704	$864	$2,636	$1,343

Earnings per share:
Basic	$2.47	$1.20	$3.81	$1.86
Diluted	$2.41	$1.17	$3.70	$1.82
Weighted average shares outstanding (in thousands):
Basic	688,727	720,600	692,571	722,286
Diluted	707,611	734,767	712,270	738,051
Cash dividends declared per common share	$0.10	$—	$0.20	$—

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,704	$864	$2,636	$1,343
Other comprehensive income (loss), before tax:
Defined benefit pension plans and retiree medical	(26)	(59)	(52)	(104)
Derivative financial instruments:
Change in fair value	—	13	—	(54)
Reclassification into earnings	(3)	5	(9)	12
Unrealized gain (loss) on investments:
Net change in value	(1)	—	—	2

Other comprehensive loss before tax	(30)	(41)	(61)	(144)
Reversal of non-cash tax provision	—	330	—	330

Comprehensive income	$1,674	$1,153	$2,575	$1,529

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$952	$994
Short-term investments	7,967	6,309
Restricted cash and short-term investments	747	774
Accounts receivable, net	1,892	1,771
Aircraft fuel, spare parts and supplies, net	1,069	1,004
Prepaid expenses and other	1,482	1,260

Total current assets	14,109	12,112
Operating property and equipment
Flight equipment	30,829	28,213
Ground property and equipment	6,132	5,900
Equipment purchase deposits	1,124	1,230

Total property and equipment, at cost	38,085	35,343
Less accumulated depreciation and amortization	(12,797)	(12,259)

Total property and equipment, net	25,288	23,084
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $478 and $447, respectively	2,274	2,240
Other assets	2,106	2,244

Total other assets	8,471	8,575

Total assets	$47,868	$43,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1,642	$1,708
Accounts payable	1,683	1,377
Accrued salaries and wages	1,040	1,194
Air traffic liability	5,664	4,252
Frequent flyer liability	2,745	2,807
Other accrued liabilities	2,271	2,097

Total current liabilities	15,045	13,435
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	17,152	16,196
Pension and postretirement benefits	7,477	7,562
Deferred gains and credits, net	746	829
Bankruptcy settlement obligations	208	325
Other liabilities	3,604	3,403

Total noncurrent liabilities	29,187	28,315
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 678,288,983 shares issued and outstanding at June 30, 2015; 697,474,535 shares issued and outstanding at December 31, 2014	7	7
Additional paid-in capital	14,319	15,135
Accumulated other comprehensive loss	(4,620)	(4,559)
Accumulated deficit	(6,070)	(8,562)

Total stockholders’ equity	3,636	2,021

Total liabilities and stockholders’ equity	$47,868	$43,771

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$4,841	$2,637
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(3,139)	(2,678)
Purchases of short-term investments	(5,093)	(1,861)
Sales of short-term investments	3,436	1,723
Decrease in restricted cash and short-term investments	27	153
Net proceeds from slot transaction	—	307
Proceeds from sale of an investment	52	—
Proceeds from sale of property and equipment	22	9

Net cash used in investing activities	(4,695)	(2,347)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(1,107)	(1,145)
Proceeds from issuance of long-term debt	1,996	534
Deferred financing costs	(40)	(7)
Sale-leaseback transactions	—	411
Exercise of stock options	—	9
Treasury stock repurchases	(931)	(28)
Dividend payment	(140)	—
Other financing activities	34	6

Net cash used in financing activities	(188)	(220)

Net increase (decrease) in cash	(42)	70
Cash at beginning of period	994	1,140

Cash at end of period	$952	$1,210

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$35	$5,362
Capital lease obligations	5	361
Supplemental information:
Interest paid, net of amounts capitalized	433	367
Income taxes paid	10	5

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the frequent flyer program, pensions, retiree medical and other benefits and the deferred tax asset valuation allowance.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB deferred the effective date of this new standard to December 15, 2017 for public entities. Early application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

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

Upon emergence from Chapter 11, AAG issued approximately 53 million shares of AAG Common Stock to AMR’s old equity holders and certain of the Debtors’ employees, and issued 168 million shares of AAG Series A Convertible Preferred Stock, par value $0.01 per share (the AAG Series A Preferred Stock), which was mandatorily convertible into new AAG Common Stock during the 120-day period after the Effective Date, to certain creditors and employees of the Debtors (including shares deposited in the Disputed Claims Reserve (as defined in the Plan)). In accordance with the terms of the Plan, former holders of AMR common stock (previously traded under the symbol “AAMRQ”) received, for each share of AMR common stock, an initial distribution of approximately 0.0665 shares of the AAG Common Stock as of the Effective Date. Following the Effective Date, former holders of AMR common stock and those deemed to be treated as such in connection with the elections made pursuant to the Plan have received through December 31, 2014, additional aggregate distributions of shares of AAG Common Stock of approximately 0.6776 shares of AAG Common Stock for each share of AMR common stock previously held, and may continue to receive additional distributions. As of the Effective Date, the adjusted total Double-Dip General Unsecured Claims (as defined in the Plan) were approximately $2.5 billion and the Allowed Single-Dip General Unsecured Claims (as defined in the Plan) were approximately $2.5 billion.

The Disputed Claims Reserve established under the Plan initially was issued 30.4 million shares, which shares are reserved for distributions to holders of disputed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) whose claims ultimately become allowed as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As of June 30, 2015, there were approximately 26.0 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and the Company repurchased 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to the Company but rather will be distributed to former AMR shareholders as of the Effective Date. The Company is not required to distribute additional shares above the limits contemplated by the Plan.

Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 13 for more information.

The reconciliation process with respect to the remaining claims is expected to take considerable time. The Company’s estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in bankruptcy settlement obligations on the Company’s condensed consolidated balance sheet as of June 30, 2015. As these claims are resolved, or where better information becomes available and is evaluated, the Company will make adjustments to the liabilities recorded on its condensed consolidated financial statements as appropriate. Any such adjustments could be material to the Company’s financial position or results of operations in any given period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

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

3. Bankruptcy Settlement Obligations

The components of bankruptcy settlement obligations on the condensed consolidated balance sheets are as follows (in millions):

	June 30, 2015	December 31, 2014
Single-Dip Equity Obligations	$159	$248
Labor-related deemed claim	49	77

Total	$208	$325

The amount of the remaining Single-Dip Equity Obligations at June 30, 2015 is the Company’s estimate of its obligation for disputed claims of $159 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at June 30, 2015. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

In exchange for employees’ contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. As of June 30, 2015, the remaining liability to certain AMR labor groups and employees of $49 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such obligation, measured as if the obligation was settled using the closing price of AAG Common Stock at June 30, 2015. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

On February 10, 2015 and July 14, 2015, approximately 0.8 million and 0.6 million shares, respectively, of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and 0.1 million shares were withheld or sold on account of related tax obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

4. Special Items

Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Mainline operating special items, net (a)	$144	$251	$447	$114

(a)

The 2015 second quarter mainline operating special items totaled a net charge of $144 million, which principally included $221 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. These charges were offset in part by a net $68 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. The 2015 six month period mainline operating special items totaled a net charge of $447 million, which principally included $437 million of merger integration expenses as described above and a net $99 million charge related to the Company’s new pilot joint collective bargaining agreement. These charges were offset in part by a net $73 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations.

The 2014 second quarter mainline operating special items totaled a net charge of $251 million, which principally included $163 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, re-branding of aircraft and airport facilities, relocation and training as well as a net $38 million charge for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations and $37 million in charges related to the buyout of leases associated with certain aircraft. The 2014 six month period mainline operating special items totaled a net charge of $114 million, which principally included $365 million of merger integration expenses, $40 million in charges primarily related to the buyout of leases associated with certain aircraft and a net $5 million charge for bankruptcy related items, all as described above. These charges were offset in part by a $309 million gain on the sale of Slots at Ronald Reagan Washington National Airport.

The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Regional operating special items, net (a)	$10	$2	$18	$6
Nonoperating special items, net (b)	(11)	2	(19)	50
Income tax special items, net (c)	7	337	16	345

(a)	The 2015 and 2014 second quarter and six month period regional operating special items principally related to merger integration expenses.

(b)

The 2015 second quarter nonoperating special items totaled a net credit of $11 million and primarily included a $22 million gain associated with the sale of an investment, offset in part by $11 million in charges principally related to non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing the Company’s secured term loan facilities. The 2015 six month period nonoperating special items totaled a net credit of $19 million and principally included the $22 million gain associated with the sale of an investment as described above and a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank. These special credits were offset in part by $20 million in charges principally related to non-cash write offs of unamortized debt discount and debt issuance costs associated with the debt refinancing as described above and the prepayment of certain aircraft financings.

The 2014 second quarter and six month period nonoperating special items were primarily due to non-cash interest accretion of $2 million and $33 million, respectively, on bankruptcy settlement obligations.

(c)	The 2015 second quarter and six month period tax special items were the result of a non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

During the 2014 second quarter, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, the Company recorded a special non-cash tax provision of $330 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in other comprehensive income (OCI), a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of the Company’s fuel hedging contracts. In accordance with GAAP, the Company retained the $330 million tax provision in OCI until the last contract was settled or terminated. In addition, the Company recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

in the 2014 second quarter. The 2014 six month period included the $330 million non-cash tax provision related to the settlement of fuel hedges discussed above as well as a special $15 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) (in millions, except share and per share amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic EPS:
Net income	$1,704	$864	$2,636	$1,343
Weighted-average common shares outstanding (in thousands)	688,727	720,600	692,571	722,286

Basic EPS	$2.47	$1.20	$3.81	$1.86

Diluted EPS:
Net income	$1,704	$864	$2,636	$1,343
Change in fair value of conversion feature on 7.25% convertible senior notes (a)	—	(2)	—	3

Net income for purposes of computing diluted EPS	$1,704	$862	$2,636	$1,346
Share computation for diluted earnings per share (in thousands):
Weighted-average shares outstanding	688,727	720,600	692,571	722,286
Dilutive effect of stock awards	18,884	14,167	19,699	13,850
Assumed conversion of convertible senior notes	—	—	—	1,915

Weighted average common shares outstanding	707,611	734,767	712,270	738,051

Diluted EPS	$2.41	$1.17	$3.70	$1.82

The following were excluded from the calculation of diluted EPS (in thousands):
Stock options, SARs and RSUs because inclusion would be antidilutive	905	582	453	307

(a)

In March 2014, the Company notified the holders of US Airways Group’s 7.25% convertible senior notes that it had elected to settle all future conversions solely in cash instead of shares of AAG Common Stock in accordance with the related indenture. Thus, the diluted shares included the weighted average impact of the 7.25% convertible senior notes only for the period from January 1, 2014 to March 12, 2014. For purposes of computing diluted earnings per share under GAAP, the Company was required to adjust the numerator by the change in fair value of the conversion feature from March 12, 2014 to May 15, 2014, which decreased GAAP net income by $2 million for the three months ended June 30, 2014 and increased GAAP net income by $3 million for the six months ended June 30, 2014.

6. Share Repurchase Program and Dividend

On January 27, 2015, the Company announced that its Board of Directors had authorized a new $2.0 billion share repurchase program to be completed by the end of 2016. Shares repurchased under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company’s discretion. During the three months ended June 30, 2015, the Company repurchased 17.3 million shares of AAG Common Stock for $753 million at a weighted average cost per share of $43.53. During the six months ended June 30, 2015, the Company repurchased 21.1 million shares of AAG Common Stock for $943 million at a weighted average cost per share of $44.60.

Also on January 27, 2015, the Company announced that its Board of Directors had declared a $0.10 per share dividend for shareholders of record on February 9, 2015, and payable on February 23, 2015.

In April 2015, the Company announced that its Board of Directors had declared a $0.10 per share dividend for shareholders of record on May 4, 2015, and payable on May 18, 2015.

The total cash payment for dividends during the three and six months ended June 30, 2015 was $70 million and $140 million, respectively. Any future dividends that may be declared and paid from time to time under the Company’s capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The Company’s capital deployment program does not obligate it to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at the Company’s discretion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

7. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2015	December 31, 2014
Secured
2013 Credit Facilities, variable interest rate of 3.25%, installments through 2020	$1,867	$1,872
2014 Credit Facilities, variable interest rate of 3.50%, installments through 2021	750	750
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019	980	990
2013 Citicorp Credit Facility tranche B-2, variable interest rate of 3.00%, installments through 2016	588	594
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.38% to 9.75%, maturing from 2015 to 2027	7,777	7,028
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.50% to 8.48%, maturing from 2015 to 2027	3,059	2,952
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.50%, maturing from 2016 to 2035	1,111	1,100
AAdvantage Loan, effective rate of 8.30%	—	433
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2015 to 2028	957	994

	17,089	16,713

Unsecured
5.50% senior notes, interest only payments until due in 2019	750	750
6.125% senior notes, interest only payments until due in 2018	500	500
4.625% senior notes, interest only payments until due in 2020	500	—

	1,750	1,250

Total long-term debt and capital lease obligations	18,839	17,963
Less: Total unamortized debt discount	45	59
Less: Current maturities	1,642	1,708

Long-term debt and capital lease obligations, net of current maturities	$17,152	$16,196

2013 Credit Facilities

On May 21, 2015, American refinanced its $1.9 billion term loan facility (the $1.9 billion 2015 Term Loan Facility and, together with a $1.4 billion revolving credit facility, the 2013 Credit Facilities) to extend the maturity date to June 29, 2020 and reduce the LIBOR margin from 3.00% to 2.75%. In addition, American entered into certain amendments to reflect the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The LIBOR margin under the $1.9 billion 2015 Term Loan Facility may vary based on American’s credit ratings, and on June 30, 2015 the LIBOR margin was further reduced to 2.50% due to an improvement in American’s credit ratings.

2014 Credit Facilities

On April 20, 2015, American refinanced its $750 million term loan facility (the $750 million 2015 Term Loan Facility and, together with a $400 million revolving credit facility, the 2014 Credit Facilities) to reduce the LIBOR margin from 3.50% to 3.00% and entered into certain amendments to reflect the release of certain existing collateral and the addition of certain new collateral, as well as the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The LIBOR margin under the $750 million 2015 Term Loan Facility may vary based on American’s credit ratings, and on June 30, 2015 the LIBOR margin was further reduced to 2.75% due to an improvement in American’s credit ratings.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

As of June 30, 2015, $1.0 billion of the escrowed proceeds from the 2015-1 EETCs have been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $796 million bearing interest at 3.375% per annum and Series B equipment notes in the amount of $223 million bearing interest at 3.70% per annum. Interest and principal payments on the equipment notes are payable semi-annually in May and November of each year, beginning in November 2015. The final payments on the Series A and Series B equipment notes will be due in May 2027 and May 2023, respectively. These equipment notes are secured by liens on 19 of the 2015 EETC Aircraft. The remaining $195 million of escrowed proceeds will be used to purchase equipment notes as the remaining nine new aircraft are delivered.

4.625% Senior Notes

In March 2015, the Company issued $500 million aggregate principal amount of 4.625% senior notes due 2020 (the 4.625% senior notes). These notes bear interest at a rate of 4.625% per annum and are payable semi-annually in arrears on each March 1 and September 1, beginning on September 1, 2015. The 4.625% senior notes mature on March 1, 2020 and are fully and unconditionally guaranteed by American, US Airways Group and US Airways, Inc. (US Airways). The 4.625% senior notes are senior unsecured obligations of the Company. The indenture for the 4.625% senior notes contains covenants and events of default generally customary for similar financings. In addition, if the Company experiences specific kinds of changes of control, the Company must offer to repurchase the 4.625% senior notes in whole or in part at a repurchase price of 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to (but not including) the repurchase date. Upon the occurrence of certain events of default, the 4.625% senior notes may be accelerated and become due and payable.

AAdvantage Loan

Effective January 2, 2015, American exercised its loan repayment right with respect to the full value of the outstanding balance of the AAdvantage Loan with Citibank for $400 million. In connection with the repayment, in the first quarter of 2015, American recognized an early debt extinguishment gain of approximately $17 million.

Obligations Associated with Special Facility Revenue Bonds

In December 2014, American acquired approximately $112 million aggregate principal amount of special facility revenue bonds related to the Tulsa International Airport, when such bonds were mandatorily tendered to American. The acquisition of these bonds resulted in an $11 million reduction of debt on the Company’s consolidated balance sheet and a $50 million reduction of a long-term operating lease obligation included in other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2014. American exercised its option to remarket approximately $104 million of these bonds in May 2015. The remarketed bonds will initially bear a coupon interest rate of 5% from the date of initial issuance and delivery of the bonds on May 27, 2015, until the day preceding June 1, 2025, on which date the bonds will be subject to mandatory tender. In connection with the remarketing of these special facility revenue bonds, American received cash proceeds of $112 million and recognized a total obligation of $62 million. Of that total obligation, $11 million is reflected as a capital lease and $51 million is reflected in other long-term liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2015.

In June 2015, American exercised its right to adjust the interest rate on approximately $365 million aggregate principal amount of special facility revenue bonds, reflected as debt on the Company’s condensed consolidated balance sheet related to the John F. Kennedy International Airport. In connection with the adjustment to a new interest rate, the bonds are required to be purchased by American on August 3, 2015. American is in the process of remarketing the bonds at the new interest rate. The remarketed bonds are expected to be subject to mandatory tender for purchase by American on August 1, 2016. As a result, American reclassified $365 million to current maturities of long-term debt on its condensed consolidated balance sheet as of June 30, 2015.

Other Aircraft Financing Transactions

In the first six months of 2015, American prepaid $72 million principal amount of outstanding debt secured by certain aircraft.

In the first six months of 2015, the Company entered into loan agreements to borrow $465 million in connection with the financing of certain aircraft deliveries. The notes mature in 2025 through 2027 and bear interest at a rate of LIBOR plus an applicable margin.

8. Income Taxes

At December 31, 2014, the Company had approximately $10.1 billion of gross NOL Carryforwards to reduce future federal taxable income, substantially all of which are expected to be available for use in 2015. The federal NOL Carryforwards will expire beginning

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

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

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers all available positive and negative evidence and makes certain assumptions. The Company considers many factors in evaluating the realizability of its deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond its control, such as the condition of the economy, the level and volatility of fuel prices and travel demand. The Company has concluded as of June 30, 2015 that the valuation allowance was still needed on its deferred tax asset based on the weight of the factors described above.

For the three and six months ended June 30, 2015, the Company recorded a special $7 million and $16 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, for the three and six months ended June 30, 2015, the Company recorded $8 million and $10 million, respectively, of state and international income tax expense related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

During the second quarter of 2014, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, the Company recorded a special non-cash tax provision of $330 million in the statement of operations for the second quarter of 2014 that reversed the non-cash tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of the Company’s fuel hedging contracts. In accordance with GAAP, the Company retained the $330 million tax provision in OCI until the last contract was settled or terminated. In addition, the Company recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter. The 2014 six month period included the $330 million non-cash tax provision related to the settlement of fuel hedges discussed above as well as a special $15 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

For the three and six months ended June 30, 2014, the Company recorded $3 million and $8 million, respectively, of state and international income tax expense related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2015.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2015
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$376	$376	$—	$—
Repurchase agreements	43	—	43	—
Corporate obligations	4,512	—	4,512	—
Bank notes / certificates of deposit / time deposits	3,036	—	3,036	—

	7,967	376	7,591	—
Restricted cash and short-term investments (1)	747	747	—	—

Total	$8,714	$1,123	$7,591	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.
(2)

All short-term investments are classified as available-for-sale and stated at fair value. In addition, all short-term investments mature in one year or less except for $1.0 billion of corporate obligations and $1.6 billion of bank notes/certificates of deposit/time deposits.

There were no Level 1 to Level 2 transfers during the six months ended June 30, 2015.

Venezuela Cash and Short-term Investments

As of June 30, 2015, the Company had approximately $629 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $8 million valued at 12.8 bolivars to the U.S. dollar, with the rate depending on the date the Company submitted its repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

During 2014, the Company significantly reduced capacity in the Venezuelan market and is no longer accepting bolivars as payment for airline tickets. The Company is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the additional uncertainty posed by the recent changes to the foreign exchange regulations and the continued deterioration of economic conditions in Venezuela. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by the Company and can significantly affect the value of the Company’s assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect the Company’s business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

Fair Value of Debt

The fair value of the Company’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If the Company’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$18,794	$19,271	$17,904	$18,542

10. Retirement Benefits

The following tables provide the components of net periodic benefit cost (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
Three Months Ended June 30,	2015	2014	2015	2014
Service cost	$1	$2	$1	$1
Interest cost	184	185	13	16
Expected return on assets	(213)	(197)	(5)	(5)
Settlements	1	1	—	—
Amortization of:
Prior service cost (benefit) (1)	7	7	(61)	(59)
Unrecognized net loss (gain)	28	12	(2)	(2)

Net periodic benefit cost (income)	$8	$10	$(54)	$(49)

(1)	The 2015 second quarter prior service cost does not include amortization of $1 million related to other post-employment benefits.

	Pension Benefits		Retiree Medical and Other Benefits
Six Months Ended June 30,	2015	2014	2015	2014
Service cost	$1	$2	$2	$1
Interest cost	369	371	26	31
Expected return on assets	(426)	(393)	(10)	(10)
Settlements	1	3	—	—
Amortization of:
Prior service cost (benefit) (1)	14	14	(121)	(120)
Unrecognized net loss (gain)	56	23	(3)	(4)

Net periodic benefit cost (income)	$15	$20	$(106)	$(102)

(1)	The 2015 six month period prior service cost does not include amortization of $1 million related to other post-employment benefits.

Effective November 1, 2012, the Company’s defined benefit pension plans were frozen.

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act of 2012. Based on current funding assumptions, the Company has no minimum required contributions until 2019. Currently, the Company’s minimum funding obligation for its pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Upon expiration of these rules, the Company’s funding obligations are likely to increase materially. The amount of these obligations will depend on the performance of the Company’s investments held in trust by the pension plans, interest rates for determining liabilities and the Company’s actuarial experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension and Retiree Medical Liability	Derivative Financial Instruments	Unrealized Gain/(Loss) on Investments	Income Tax Benefit (Expense)	Total
Balance at December 31, 2014	$(3,683)	$9	$(5)	$(880)	$(4,559)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	(52)	(9)	—	—	(61)

Net current period other comprehensive income (loss)	(52)	(9)	—	—	(61)

Balance at June 30, 2015	$(3,735)	$—	$(5)	$(880)	$(4,620)

Reclassifications out of AOCI for the three and six months ended June 30, 2015 and 2014 are as follows (in millions):

	Amounts reclassified from AOCI
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items on condensed consolidated statement of operations
	2015	2014	2015	2014
Amortization of pension and retiree medical liability:
Prior service cost	$(53)	$(52)	$(106)	$(106)	Salaries, wages and benefits
Actuarial loss	27	10	54	19	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	(3)	5	(9)	12	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	(1)	—	—	2	Other nonoperating, net
Income tax benefit:
Reversal of non-cash tax provision	—	330	—	330	Income tax provision

Total reclassifications for the period	$(30)	$293	$(61)	$257

12. Regional Expenses

Expenses associated with the Company’s wholly-owned regional airlines and third-party regional carriers operating under the brand names American Eagle and US Airways Express are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Aircraft fuel and related taxes	$349	$535	$660	$1,035
Salaries, wages and benefits	293	288	585	567
Capacity purchases from third-party regional carriers	409	371	787	722
Maintenance, materials and repairs	88	82	162	169
Other rent and landing fees	122	105	230	202
Aircraft rent	8	9	17	18
Selling expenses	89	87	165	159
Depreciation and amortization	61	50	118	103
Special items, net	10	2	18	6
Other	128	128	277	270

Total regional expenses	$1,557	$1,657	$3,019	$3,251

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As of June 30, 2015, there were approximately 26.0 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, the Company is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to the Company but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

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

DOJ Civil Investigative Demand. In June 2015, the Company received a Civil Investigative Demand (CID) from the United States Department of Justice (DOJ) as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from the Company, and other airlines have announced that they have received similar requests. The Company intends to cooperate fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, the Company, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in a number of putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits are the subject of multiple motions to consolidate them in a single forum. Both the DOJ process and these lawsuits are in their very early stages and the Company intends to defend the lawsuits vigorously.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)(Unaudited)

	Three Months Ended June 30, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues:
Mainline passenger	$—	$4,947	$—	$2,708	$—	$—	$7,655
Regional passenger	—	843	—	916	—	—	1,759
Cargo	—	161	—	33	—	—	194
Other	—	868	—	373	761	(783)	1,219

Total operating revenues	—	6,819	—	4,030	761	(783)	10,827
Operating expenses:
Aircraft fuel and related taxes	—	1,197	—	577	—	—	1,774
Salaries, wages and benefits	—	1,536	—	825	198	(195)	2,364
Regional expenses	—	788	—	792	—	(23)	1,557
Maintenance, materials and repairs	—	302	—	200	87	(87)	502
Other rent and landing fees	—	269	—	182	11	(11)	451
Aircraft rent	—	226	—	90	37	(37)	316
Selling expenses	—	198	—	152	—	—	350
Depreciation and amortization	—	247	—	93	11	(11)	340
Special items, net	—	74	—	70	—	—	144
Other	—	776	—	334	418	(420)	1,108

Total operating expenses	—	5,613	—	3,315	762	(784)	8,906

Operating income (loss)	—	1,206	—	715	(1)	1	1,921
Nonoperating income (expense):
Interest income	—	10	—	3	3	(6)	10
Interest expense, net	(17)	(137)	(9)	(63)	(3)	6	(223)
Equity in earnings of subsidiaries	1,705	—	413	—	—	(2,118)	—
Other, net	22	(16)	—	5	—	—	11

Total nonoperating income (expense), net	1,710	(143)	404	(55)	—	(2,118)	(202)

Income (loss) before income taxes	1,710	1,063	404	660	(1)	(2,117)	1,719
Income tax provision	—	11	—	247	5	(248)	15

Net income (loss)	$1,710	$1,052	$404	$413	$(6)	$(1,869)	$1,704

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In millions)(Unaudited)

	Three Months Ended June 30, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$1,710	$1,052	$404	$413	$(6)	$(1,869)	$1,704
Other comprehensive income (loss) before tax:
Defined benefit pension plans and retiree medical	—	(25)	—	(1)	—	—	(26)
Derivative financial instruments:
Change in fair value	—	—	—	—	—	—	—
Reclassification into earnings	—	(3)	—	—	—	—	(3)
Unrealized loss on investments:
Net change in value	—	(1)	—	—	—	—	(1)

Other comprehensive loss before tax	—	(29)	—	(1)	—	—	(30)
Non-cash tax provision	—	—	—	—	—	—	—

Comprehensive income (loss)	$1,710	$1,023	$404	$412	$(6)	$(1,869)	$1,674

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)(Unaudited)

	Six Months Ended June 30, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues:
Mainline passenger	$—	$9,638	$—	$5,006	$—	$—	$14,644
Regional passenger	—	1,542	—	1,669	—	—	3,211
Cargo	—	322	—	66	—	—	388
Other	—	1,686	—	762	1,486	(1,523)	2,411

Total operating revenues	—	13,188	—	7,503	1,486	(1,523)	20,654
Operating expenses:
Aircraft fuel and related taxes	—	2,267	—	1,051	—	—	3,318
Salaries, wages and benefits	—	3,121	—	1,611	391	(386)	4,737
Regional expenses	—	1,516	—	1,558	—	(55)	3,019
Maintenance, materials and repairs	—	606	—	389	161	(161)	995
Other rent and landing fees	—	539	—	320	20	(20)	859
Aircraft rent	—	451	—	182	68	(68)	633
Selling expenses	—	433	—	253	—	—	686
Depreciation and amortization	—	483	—	193	22	(22)	676
Special items, net	—	272	—	175	4	(4)	447
Other	2	1,534	—	614	804	(807)	2,147

Total operating expenses	2	11,222	—	6,346	1,470	(1,523)	17,517

Operating income (loss)	(2)	1,966	—	1,157	16	—	3,137
Nonoperating income (expense):
Interest income	2	16	—	7	3	(9)	19
Interest expense, net	(30)	(263)	(18)	(127)	(3)	9	(432)
Equity in earnings of subsidiaries	2,649	—	663	—	—	(3,312)	—
Other, net	22	(80)	—	(5)	1	—	(62)

Total nonoperating income (expense), net	2,643	(327)	645	(125)	1	(3,312)	(475)

Income before income taxes	2,641	1,639	645	1,032	17	(3,312)	2,662
Income tax provision	—	19	—	378	8	(379)	26

Net income	$2,641	$1,620	$645	$654	$9	$(2,933)	$2,636

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Six Months Ended June 30, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income	$2,641	$1,620	$645	$654	$9	$(2,933)	$2,636
Other comprehensive income (loss) before tax:
Defined benefit pension plans and retiree medical	—	(51)	—	(1)	—	—	(52)
Derivative financial instruments:
Change in fair value	—	—	—	—	—	—	—
Reclassification into earnings	—	(9)	—	—	—	—	(9)
Unrealized gain on investments:
Net change in value	—	—	—	—	—	—	—

Other comprehensive loss before tax	—	(60)	—	(1)	—	—	(61)
Non-cash tax provision	—	—	—	—	—	—	—

Comprehensive income	$2,641	$1,560	$645	$653	$9	$(2,933)	$2,575

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)(Unaudited)

	Three Months Ended June 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues:
Mainline passenger	$—	$5,352	$—	$2,861	$—	$—	$8,213
Regional passenger	—	786	—	921	—	—	1,707
Cargo	—	178	—	43	—	—	221
Other	—	837	—	408	744	(775)	1,214

Total operating revenues	—	7,153	—	4,233	744	(775)	11,355
Operating expenses:
Aircraft fuel and related taxes	—	1,897	—	933	—	—	2,830
Salaries, wages and benefits	—	1,441	—	720	195	(193)	2,163
Regional expenses	—	804	—	867	—	(14)	1,657
Maintenance, materials and repairs	—	346	—	168	80	(80)	514
Other rent and landing fees	—	289	—	152	7	(7)	441
Aircraft rent	—	214	—	102	22	(26)	312
Selling expenses	—	282	—	120	—	—	402
Depreciation and amortization	—	220	—	100	10	(11)	319
Special items, net	(2)	179	—	74	—	—	251
Other	2	763	—	319	427	(444)	1,067

Total operating expenses	—	6,435	—	3,555	741	(775)	9,956

Operating income	—	718	—	678	3	—	1,399
Nonoperating income (expense):
Interest income	2	6	1	3	—	(4)	8
Interest expense, net	—	(139)	(10)	(69)	—	4	(214)
Equity in earnings of subsidiaries	863	—	595	—	—	(1,458)	—
Other, net	—	16	3	(6)	1	(3)	11

Total nonoperating income (expense), net	865	(117)	589	(72)	1	(1,461)	(195)

Income before income taxes	865	601	589	606	4	(1,461)	1,204
Income tax provision (benefit)	(3)	336	—	1	6	—	340

Net income (loss)	$868	$265	$589	$605	$(2)	$(1,461)	$864

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In millions)(Unaudited)

	Three Months Ended June 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$868	$265	$589	$605	$(2)	$(1,461)	$864
Other comprehensive income (loss) before tax:
Defined benefit pension plans and retiree medical	—	(58)	—	(1)	—	—	(59)
Derivative financial instruments:
Change in fair value	(2)	15	—	—	—	—	13
Reclassification into earnings	—	5	—	—	—	—	5
Unrealized gain (loss) on investments:
Net change in value	2	(2)	—	—	—	—	—

Other comprehensive loss before tax	—	(40)	—	(1)	—	—	(41)
Reversal of non-cash tax provision	2	328	—	—	—	—	330

Comprehensive income (loss)	$870	$553	$589	$604	$(2)	$(1,461)	$1,153

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)(Unaudited)

	Six Months Ended June 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues:
Mainline passenger	$—	$10,258	$—	$5,213	$—	$—	$15,471
Regional passenger	—	1,455	—	1,659	—	—	3,114
Cargo	—	346	—	82	—	—	428
Other	—	1,563	—	826	1,488	(1,539)	2,338

Total operating revenues	—	13,622	—	7,780	1,488	(1,539)	21,351
Operating expenses:
Aircraft fuel and related taxes	—	3,768	—	1,773	—	—	5,541
Salaries, wages and benefits	—	2,839	—	1,439	392	(388)	4,282
Regional expenses	—	1,562	—	1,696	—	(7)	3,251
Maintenance, materials and repairs	—	678	—	321	165	(165)	999
Other rent and landing fees	—	574	—	292	15	(15)	866
Aircraft rent	—	430	—	205	43	(47)	631
Selling expenses	—	566	—	238	—	—	804
Depreciation and amortization	—	434	—	195	20	(23)	626
Special items, net	22	(37)	—	129	3	(3)	114
Other	4	1,512	—	626	857	(891)	2,108

Total operating expenses	26	12,326	—	6,914	1,495	(1,539)	19,222

Operating income (loss)	(26)	1,296	—	866	(7)	—	2,129
Nonoperating income (expense):
Interest income	4	13	1	4	1	(8)	15
Interest expense, net	(4)	(307)	(20)	(134)	—	8	(457)
Equity in earnings of subsidiaries	1,314	—	712	—	—	(2,026)	—
Other, net	—	11	(53)	(3)	1	53	9

Total nonoperating income (expense), net	1,314	(283)	640	(133)	2	(1,973)	(433)

Income (loss) before income taxes	1,288	1,013	640	733	(5)	(1,973)	1,696
Income tax provision (benefit)	(2)	347	—	2	6	—	353

Net income (loss)	$1,290	$666	$640	$731	$(11)	$(1,973)	$1,343

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In millions)(Unaudited)

	Six Months Ended June 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$1,290	$666	$640	$731	$(11)	$(1,973)	$1,343
Other comprehensive income (loss) before tax:
Defined benefit pension plans and retiree medical	—	(102)	—	(2)	—	—	(104)
Derivative financial instruments:
Change in fair value	(2)	(52)	—	—	—	—	(54)
Reclassification into earnings	—	12	—	—	—	—	12
Unrealized gain on investments:
Net change in value	2	—	—	—	—	—	2

Other comprehensive loss before tax	—	(142)	—	(2)	—	—	(144)
Reversal of non-cash tax provision	2	328	—	—	—	—	330

Comprehensive income (loss)	$1,292	$852	$640	$729	$(11)	$(1,973)	$1,529

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)(Unaudited)

	June 30, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
ASSETS
Current assets
Cash	$1	$789	$12	$144	$6	$—	$952
Short-term investments	—	5,192	—	2,772	3	—	7,967
Restricted cash and short-term investments	—	641	—	106	—	—	747
Accounts receivable, net	—	1,535	—	352	18	(13)	1,892
Receivables from related parties, net	1,623	—	—	742	138	(2,503)	—
Aircraft fuel, spare parts and supplies, net	—	665	—	330	74	—	1,069
Prepaid expenses and other	100	717	—	621	44	—	1,482

Total current assets	1,724	9,539	12	5,067	283	(2,516)	14,109
Operating property and equipment	—	18,165	—	6,848	275	—	25,288
Other assets
Investments in subsidiaries	3,363	—	7,590	—	—	(10,953)	—
Goodwill	—	—	—	4,091	—	—	4,091
Intangibles, net of accumulated amortization	—	874	—	1,400	—	—	2,274
Other assets	28	1,822	—	251	40	(35)	2,106

Total other assets	3,391	2,696	7,590	5,742	40	(10,988)	8,471

Total assets	$5,115	$30,400	$7,602	$17,657	$598	$(13,504)	$47,868

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$—	$1,172	$—	$470	$—	$—	$1,642
Accounts payable	—	1,292	—	325	74	(8)	1,683
Payables to related parties, net	—	1,868	504	—	131	(2,503)	—
Air traffic liability	—	4,160	—	1,504	—	—	5,664
Frequent flyer liability	—	2,745	—	—	—	—	2,745
Other accrued liabilities	92	2,018	3	1,096	97	5	3,311

Total current liabilities	92	13,255	507	3,395	302	(2,506)	15,045
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	1,257	10,595	525	4,810	—	(35)	17,152
Pension and postretirement benefits	—	7,313	—	124	40	—	7,477
Bankruptcy settlement obligations	—	208	—	—	—	—	208
Other liabilities	130	2,912	—	1,802	49	(543)	4,350

Total noncurrent liabilities	1,387	21,028	525	6,736	89	(578)	29,187
Stockholders’ equity (deficit)
Common stock	7	—	—	—	—	—	7
Additional paid-in capital	14,319	10,761	4,752	5,591	199	(21,303)	14,319
Accumulated other comprehensive loss	(4,620)	(4,705)	(17)	(9)	(12)	4,743	(4,620)
Retained earnings (deficit)	(6,070)	(9,939)	1,835	1,944	20	6,140	(6,070)

Total stockholders’ equity (deficit)	3,636	(3,883)	6,570	7,526	207	(10,420)	3,636

Total liabilities and stockholders’ equity (deficit)	$5,115	$30,400	$7,602	$17,657	$598	$(13,504)	$47,868

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)(Unaudited)

	Six Months Ended June 30, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net cash provided by operating activities	$526	$3,935	$10	$340	$30	$—	$4,841
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	—	(2,563)	—	(541)	(35)	—	(3,139)
Purchases of short-term investments	—	(3,080)	—	(2,013)	—	—	(5,093)
Sales of short-term investments	—	1,178	—	2,258	—	—	3,436
Decrease in restricted cash and short-term investments	—	9	—	18	—	—	27
Proceeds from sale of an investment	52	—	—	—	—	—	52
Proceeds from sale of property and equipment	—	18	—	—	4	—	22

Net cash provided by (used in) investing activities	52	(4,438)	—	(278)	(31)	—	(4,695)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(881)	—	(226)	—	—	(1,107)
Proceeds from issuance of long-term debt	500	1,420	—	76	—	—	1,996
Deferred financing costs	(7)	(32)	—	(1)	—	—	(40)
Treasury stock repurchases	(931)	—	—	—	—	—	(931)
Dividend payment	(140)	—	—	—	—	—	(140)
Other financing activities	—	—	—	34	—	—	34

Net cash provided by (used in) financing activities	(578)	507	—	(117)	—	—	(188)

Net increase (decrease) in cash	—	4	10	(55)	(1)	—	(42)
Cash at beginning of period	1	785	2	199	7	—	994

Cash at end of period	$1	$789	$12	$144	$6	$—	$952

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)(Unaudited)

	Six Months Ended June 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net cash provided by operating activities	$—	$1,683	$—	$931	$23	$—	$2,637
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	—	(1,828)	—	(626)	(26)	(198)	(2,678)
Purchases of short-term investments	—	(1,183)	—	(678)	—	—	(1,861)
Sales of short-term investments	—	1,523	—	200	—	—	1,723
Decrease in restricted cash and short-term investments	—	52	—	101	—	—	153
Net proceeds from slot transaction	—	299	—	8	—	—	307
Funds transferred to affiliates	—	(198)	—	—	—	198	—
Proceeds from sale of property and equipment	—	7	—	—	2	—	9

Net cash used in investing activities	—	(1,328)	—	(995)	(24)	—	(2,347)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(655)	—	(314)	—	(176)	(1,145)
Proceeds from issuance of long-term debt	—	53	—	481	—	—	534
Deferred financing costs	—	(5)	—	(2)	—	—	(7)
Sale-leaseback transactions	—	411	—	—	—	—	411
Exercise of stock options	—	—	—	9	—	—	9
Treasury stock repurchases	—	(7)	—	(21)	—	—	(28)
Funds transferred to affiliates, net	—	—	—	(176)	—	176	—
Other financing activities	—	—	—	6	—	—	6

Net cash used in financing activities	—	(203)	—	(17)	—	—	(220)

Net increase (decrease) in cash	—	152	—	(81)	(1)	—	70
Cash at beginning of period	1	829	1	303	6	—	1,140

Cash at end of period	$1	$981	$1	$222	$5	$—	$1,210

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

15. Subsequent Events

Share Repurchase Program and Dividend Declaration

In July 2015, the Company announced that its Board of Directors had authorized a new $2.0 billion share repurchase program to be completed by the end of 2016. Shares repurchased under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company’s discretion.

Also in July 2015, the Company announced that its Board of Directors had declared a $0.10 per share dividend for shareholders of record on August 10, 2015, and payable on August 24, 2015. Any future dividends that may be declared and paid from time to time under the Company’s capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The Company’s capital deployment program does not obligate it to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at the Company’s discretion.

Distribution of AAG Common Stock

On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and 0.1 million shares were withheld or sold on account of related tax obligations.

ITEM 1B.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues:
Mainline passenger	$4,947	$5,352	$9,638	$10,258
Regional passenger	843	786	1,542	1,455
Cargo	161	178	322	346
Other	868	837	1,686	1,563

Total operating revenues	6,819	7,153	13,188	13,622
Operating expenses:
Aircraft fuel and related taxes	1,197	1,897	2,267	3,768
Salaries, wages and benefits	1,536	1,441	3,121	2,839
Regional expenses	788	804	1,516	1,562
Maintenance, materials and repairs	302	346	606	678
Other rent and landing fees	269	289	539	574
Aircraft rent	226	214	451	430
Selling expenses	198	282	433	566
Depreciation and amortization	247	220	483	434
Special items, net	74	179	272	(37)
Other	776	763	1,534	1,512

Total operating expenses	5,613	6,435	11,222	12,326

Operating income	1,206	718	1,966	1,296
Nonoperating income (expense):
Interest income	10	6	16	13
Interest expense, net of capitalized interest	(137)	(139)	(263)	(307)
Other, net	(16)	16	(80)	11

Total nonoperating expense, net	(143)	(117)	(327)	(283)

Income before income taxes	1,063	601	1,639	1,013
Income tax provision	11	336	19	347

Net income	$1,052	$265	$1,620	$666

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,052	$265	$1,620	$666
Other comprehensive income (loss), before tax:
Defined benefit pension plans and retiree medical	(25)	(58)	(51)	(102)
Derivative financial instruments:
Change in fair value	—	15	—	(52)
Reclassification into earnings	(3)	5	(9)	12
Unrealized gain (loss) on investments:
Net change in value	(1)	(2)	—	—

Other comprehensive loss before tax	(29)	(40)	(60)	(142)
Reversal of non-cash tax provision	—	328	—	328

Comprehensive income	$1,023	$553	$1,560	$852

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$789	$785
Short-term investments	5,192	3,290
Restricted cash and short-term investments	641	650
Accounts receivable, net	1,535	1,445
Aircraft fuel, spare parts and supplies, net	665	625
Prepaid expenses and other	717	462

Total current assets	9,539	7,257
Operating property and equipment
Flight equipment	23,688	21,646
Ground property and equipment	5,426	5,217
Equipment purchase deposits	1,102	1,128

Total property and equipment, at cost	30,216	27,991
Less accumulated depreciation and amortization	(12,051)	(11,692)

Total property and equipment, net	18,165	16,299
Other assets
Intangibles, net of accumulated amortization of $382 and $376, respectively	874	815
Other assets	1,822	1,921

Total other assets	2,696	2,736

Total assets	$30,400	$26,292

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Current maturities of long-term debt and capital leases	$1,172	$1,230
Accounts payable	1,292	1,029
Accrued salaries and wages	639	650
Air traffic liability	4,160	2,989
Frequent flyer liability	2,745	1,823
Payable to affiliates	1,868	2,563
Other accrued liabilities	1,379	1,236

Total current liabilities	13,255	11,520
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	10,595	10,004
Pension and postretirement benefits	7,313	7,400
Deferred gains and credits, net	270	271
Bankruptcy settlement obligations	208	325
Other liabilities	2,642	2,344

Total noncurrent liabilities	21,028	20,344
Commitments and contingencies
Stockholder’s deficit
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	10,761	10,632
Accumulated other comprehensive loss	(4,705)	(4,645)
Accumulated deficit	(9,939)	(11,559)

Total stockholder’s deficit	(3,883)	(5,572)

Total liabilities and stockholder’s deficit	$30,400	$26,292

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$3,935	$1,683
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,563)	(1,828)
Purchases of short-term investments	(3,080)	(1,183)
Sales of short-term investments	1,178	1,523
Decrease in restricted cash and short-term investments	9	52
Net proceeds from slot transaction	—	299
Funds transferred to affiliates, net	—	(198)
Proceeds from sale of property and equipment	18	7

Net cash used in investing activities	(4,438)	(1,328)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(881)	(655)
Proceeds from issuance of long-term debt	1,420	53
Deferred financing costs	(32)	(5)
Sale-leaseback transactions	—	411
Treasury stock repurchases	—	(7)

Net cash provided by (used in) financing activities	507	(203)

Net increase in cash	4	152
Cash at beginning of period	785	829

Cash at end of period	$789	$981

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$35	$4,998
Capital lease obligations	—	361
Supplemental information:
Interest paid, net of amounts capitalized	294	226
Income taxes paid	3	3

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent flyer program, pensions, retiree medical and other benefits and the deferred tax asset valuation allowance.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB deferred the effective date of this new standard to December 15, 2017 for public entities. Early application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. American is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on American’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is not expected to have a material impact on American’s condensed consolidated financial statements.

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

Upon emergence from Chapter 11, AAG issued approximately 53 million shares of AAG Common Stock to AMR’s old equity holders and certain of the Debtors’ employees, and issued 168 million shares of AAG Series A Convertible Preferred Stock, par value $0.01 per share (the AAG Series A Preferred Stock), which was mandatorily convertible into new AAG Common Stock during the 120-day period after the Effective Date, to certain creditors and employees of the Debtors (including shares deposited in the Disputed Claims Reserve (as defined in the Plan)). In accordance with the terms of the Plan, former holders of AMR common stock (previously traded under the symbol “AAMRQ”) received, for each share of AMR common stock, an initial distribution of approximately 0.0665 shares of the AAG Common Stock as of the Effective Date. Following the Effective Date, former holders of AMR common stock and those deemed to be treated as such in connection with the elections made pursuant to the Plan have received through December 31, 2014, additional aggregate distributions of shares of AAG Common Stock of approximately 0.6776 shares of AAG Common Stock for each share of AMR common stock previously held, and may continue to receive additional distributions. As of the Effective Date, the adjusted total Double-Dip General Unsecured Claims (as defined in the Plan) were approximately $2.5 billion and the Allowed Single-Dip General Unsecured Claims (as defined in the Plan) were approximately $2.5 billion.

The Disputed Claims Reserve established under the Plan initially was issued 30.4 million shares, which shares are reserved for distributions to holders of disputed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) whose claims ultimately become allowed as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As of June 30, 2015, there were approximately 26.0 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and American repurchased 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. American is not required to distribute additional shares above the limits contemplated by the Plan.

Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 12 for more information.

The reconciliation process with respect to the remaining claims is expected to take considerable time. American’s estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in bankruptcy settlement obligations on American’s condensed consolidated balance sheet as of June 30, 2015. As these claims are resolved, or where better information becomes available and is evaluated, American will make adjustments to the liabilities recorded on its condensed consolidated financial statements as appropriate. Any such adjustments could be material to American’s financial position or results of operations in any given period.

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

3. Bankruptcy Settlement Obligations

The components of bankruptcy settlement obligations on the condensed consolidated balance sheets are as follows (in millions):

	June 30, 2015	December 31, 2014
Single-Dip and Double-Dip Equity Obligations	$159	$248
Labor-related deemed claim	49	77

Total	$208	$325

The amount of the remaining Single-Dip Equity Obligations at June 30, 2015 is American’s estimate of its obligation for disputed claims of $159 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at June 30, 2015. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

In exchange for employees’ contributions to the successful reorganization of AAG, including agreeing to reductions in pay and benefits, AAG and American agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. As of June 30, 2015, the remaining liability to certain AMR labor groups and employees of $49 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such obligation, measured as if the obligation was settled using the closing price of AAG Common Stock at June 30, 2015. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

On February 10, 2015 and July 14, 2015, approximately 0.8 million and 0.6 million shares, respectively, of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and 0.1 million shares were withheld or sold on account of related tax obligations.

4. Special Items

Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Mainline operating special items, net (a)	$74	$179	$272	$(37)

(a)

The 2015 second quarter mainline operating special items totaled a net charge of $74 million, which principally included $137 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. These charges were offset in part by a net $68 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. The 2015 six month period mainline operating special items totaled a net charge of $272 million, which principally included $285 million of merger integration expenses as described above and a net $64 million charge related to American’s new pilot joint collective bargaining agreement. These charges were offset in part by a net $73 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations.

The 2014 second quarter mainline operating special items totaled a net charge of $179 million, which principally included $99 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

re-branding of aircraft and airport facilities, relocation and training as well as a net $40 million charge for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations and $26 million in charges related to the buyout of leases associated with certain aircraft. The 2014 six month period mainline operating special items totaled a net credit of $37 million, which principally included a $305 million gain on the sale of Slots at Ronald Reagan Washington National Airport and a net $16 million credit for bankruptcy related items as described above. These special credits were offset in part by $234 million of merger integration expenses as described above as well as $29 million in charges primarily related to the buyout of leases associated with certain aircraft.

The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Regional operating special items, net (a)	$1	$1	$4	$2
Nonoperating special items, net (b)	11	(4)	3	40
Income tax special items, net (c)	7	335	15	342

(a)	The 2015 and 2014 second quarter and six month period regional operating special items principally related to merger integration expenses.
(b)

The 2015 second quarter nonoperating special items totaled a net charge of $11 million and primarily included non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing American’s secured term loan facilities. The 2015 six month period nonoperating special items totaled a net charge of $3 million and principally included $20 million in charges primarily related to non-cash write offs of unamortized debt discount and debt issuance costs associated with the debt refinancing as described above and the prepayment of certain aircraft financings, offset in part by a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank.

The 2014 six month period nonoperating special charges of $40 million were primarily due to non-cash interest accretion on bankruptcy settlement obligations.

(c)	The 2015 second quarter and six month period tax special items were the result of a non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

During the 2014 second quarter, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in other comprehensive income (OCI), a subset of stockholder’s equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American’s fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated. In addition, American recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter. The 2014 six month period included the $328 million non-cash tax provision related to the settlement of fuel hedges discussed above as well as a special $14 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

5. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2015	December 31, 2014
Secured
2013 Credit Facilities, variable interest rate of 3.25%, installments through 2020	$1,867	$1,872
2014 Credit Facilities, variable interest rate of 3.50%, installments through 2021	750	750
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.38% to 7.00%, maturing from 2017 to 2027	5,155	4,271
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.50% to 8.10%, maturing from 2015 to 2027	1,964	1,860
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.50%, maturing from 2016 to 2035	1,082	1,071
AAdvantage Loan, effective rate of 8.30%	—	433
Other secured obligations, fixed interest rates ranging from 4.19% to 12.24%, maturing from 2015 to 2028	951	992

	11,769	11,249

Unsecured
Affiliate unsecured obligations	27	27

	27	27

Total long-term debt and capital lease obligations	11,796	11,276
Less: Total unamortized debt discount	29	42
Less: Current maturities	1,172	1,230

Long-term debt and capital lease obligations, net of current maturities	$10,595	$10,004

2013 Credit Facilities

On May 21, 2015, American refinanced its $1.9 billion term loan facility (the $1.9 billion 2015 Term Loan Facility and, together with a $1.4 billion revolving credit facility, the 2013 Credit Facilities) to extend the maturity date to June 29, 2020 and reduce the LIBOR margin from 3.00% to 2.75%. In addition, American entered into certain amendments to reflect the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The LIBOR margin under the $1.9 billion 2015 Term Loan Facility may vary based on American’s credit ratings, and on June 30, 2015 the LIBOR margin was further reduced to 2.50% due to an improvement in American’s credit ratings.

2014 Credit Facilities

On April 20, 2015, American refinanced its $750 million term loan facility (the $750 million 2015 Term Loan Facility and, together with a $400 million revolving credit facility, the 2014 Credit Facilities) to reduce the LIBOR margin from 3.50% to 3.00% and entered into certain amendments to reflect the release of certain existing collateral and the addition of certain new collateral, as well as the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The LIBOR margin under the $750 million 2015 Term Loan Facility may vary based on American’s credit ratings, and on June 30, 2015 the LIBOR margin was further reduced to 2.75% due to an improvement in American’s credit ratings.

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

As of June 30, 2015, $1.0 billion of the escrowed proceeds from the 2015-1 EETCs have been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $796 million bearing interest at 3.375% per annum and Series B equipment notes in the amount of $223 million bearing interest at 3.70% per annum. Interest and principal payments on the equipment notes are payable semi-annually in May and November of each year, beginning in November 2015. The final payments on the Series A and Series B equipment notes will be due in May 2027 and May 2023, respectively. These equipment notes are secured by liens on 19 of the 2015 EETC Aircraft. The remaining $195 million of escrowed proceeds will be used to purchase equipment notes as the remaining nine new aircraft are delivered.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

AAdvantage Loan

Effective January 2, 2015, American exercised its loan repayment right with respect to the full value of the outstanding balance of the AAdvantage Loan with Citibank for $400 million. In connection with the repayment, in the first quarter of 2015, American recognized an early debt extinguishment gain of approximately $17 million.

Obligations Associated with Special Facility Revenue Bonds

In December 2014, American acquired approximately $112 million aggregate principal amount of special facility revenue bonds related to the Tulsa International Airport, when such bonds were mandatorily tendered to American. The acquisition of these bonds resulted in an $11 million reduction of debt on American’s consolidated balance sheet and a $50 million reduction of a long-term operating lease obligation included in other long-term liabilities on American’s consolidated balance sheet as of December 31, 2014. American exercised its option to remarket approximately $104 million of these bonds in May 2015. The remarketed bonds will initially bear a coupon interest rate of 5% from the date of initial issuance and delivery of the bonds on May 27, 2015, until the day preceding June 1, 2025, on which date the bonds will be subject to mandatory tender. In connection with the remarketing of these special facility revenue bonds, American received cash proceeds of $112 million and recognized a total obligation of $62 million. Of that total obligation, $11 million is reflected as a capital lease and $51 million is reflected in other long-term liabilities on American’s condensed consolidated balance sheet as of June 30, 2015.

In June 2015, American exercised its right to adjust the interest rate on approximately $365 million aggregate principal amount of special facility revenue bonds, reflected as debt on its condensed consolidated balance sheet related to the John F. Kennedy International Airport. In connection with the adjustment to a new interest rate, the bonds are required to be purchased by American on August 3, 2015. American is in the process of remarketing the bonds at the new interest rate. The remarketed bonds are expected to be subject to mandatory tender for purchase by American on August 1, 2016. As a result, American reclassified $365 million to current maturities of long-term debt on its condensed consolidated balance sheet as of June 30, 2015.

Other Aircraft Financing Transactions

In the first six months of 2015, American prepaid $72 million principal amount of outstanding debt secured by certain aircraft.

In the first six months of 2015, American entered into loan agreements to borrow $389 million in connection with the financing of certain aircraft deliveries. The notes mature in 2025 through 2027 and bear interest at a rate of LIBOR plus an applicable margin.

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

At December 31, 2014, American had an Alternative Minimum Tax (AMT) credit carryforward of approximately $435 million available for federal income tax purposes, which is available for an indefinite period. American’s net deferred tax assets, which include the NOL Carryforwards, are subject to a full valuation allowance. At December 31, 2014, the federal and state valuation allowances were $5.1 billion and $208 million, respectively. In accordance with GAAP, utilization of the NOL Carryforwards after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset American’s tax provision dollar for dollar.

American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions. American considers

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

many factors in evaluating the realizability of its deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond American’s control, such as the condition of the economy, the level and volatility of fuel prices and travel demand. American has concluded as of June 30, 2015 that the valuation allowance was still needed on its deferred tax asset based on the weight of the factors described above.

For the three and six months ended June 30, 2015, American recorded a special $7 million and $15 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, for the three and six months ended June 30, 2015, American recorded $4 million and $4 million, respectively, of state and international income tax expense related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the statement of operations for the second quarter of 2014 that reversed the non-cash tax provision which was recorded in OCI, a subset of stockholder’s equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American’s fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated. In addition, American recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter. The 2014 six month period included the $328 million non-cash tax provision related to the settlement of fuel hedges discussed above as well as a special $14 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

For the three and six months ended June 30, 2014, American recorded $1 million and $5 million, respectively, of state and international income tax expense related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

7. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

American utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2015.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2015
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$207	$207	$—	$—
Repurchase agreements	43	—	43	—
Corporate obligations	2,778	—	2,778	—
Bank notes / certificates of deposit / time deposits	2,164	—	2,164	—

	5,192	207	4,985	—
Restricted cash and short-term investments (1)	641	641	—	—

Total	$5,833	$848	$4,985	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)

All short-term investments are classified as available-for-sale and stated at fair value. In addition, all short-term investments mature in one year or less except for $424 million of corporate obligations and $1.3 billion of bank notes/certificates of deposit/time deposits.

There were no Level 1 to Level 2 transfers during the six months ended June 30, 2015.

Venezuela Cash and Short-term Investments

As of June 30, 2015, American had approximately $629 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $8 million valued at 12.8 bolivars to the U.S. dollar, with the rate depending on the date American submitted its repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

During 2014, American significantly reduced capacity in the Venezuelan market and is no longer accepting bolivars as payment for airline tickets. American is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the additional uncertainty posed by the recent changes to the foreign exchange regulations and the continued deterioration of economic conditions in Venezuela. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by American and can significantly affect the value of American’s assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect American’s business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

Fair Value of Debt

The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$11,767	$12,050	$11,234	$11,618

8. Retirement Benefits

The following tables provide the components of net periodic benefit cost (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
Three Months Ended June 30,	2015	2014	2015	2014
Service cost	$—	$1	$—	$—
Interest cost	184	184	11	14
Expected return on assets	(212)	(196)	(5)	(5)
Settlements	1	1	—	—
Amortization of:
Prior service cost (benefit)	7	7	(59)	(58)
Unrecognized net loss (gain)	28	12	(2)	(2)

Net periodic benefit cost (income)	$8	$9	$(55)	$(51)

	Pension Benefits		Retiree Medical and Other Benefits
Six Months Ended June 30,	2015	2014	2015	2014
Service cost	$1	$1	$1	$—
Interest cost	367	369	23	28
Expected return on assets	(424)	(391)	(10)	(10)
Settlements	1	3	—	—
Amortization of:
Prior service cost (benefit) (1)	14	14	(119)	(118)
Unrecognized net loss (gain)	56	23	(4)	(4)

Net periodic benefit cost (income)	$15	$19	$(109)	$(104)

(1)	The 2015 six month period prior service cost does not include amortization of $1 million related to other post-employment benefits.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension and Retiree Medical Liability	Derivative Financial Instruments	Unrealized Gain/(Loss) on Investments	Income Tax Benefit (Expense)	Total
Balance at December 31, 2014	$(3,660)	$9	$(3)	$(991)	$(4,645)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	(51)	(9)	—	—	(60)

Net current period other comprehensive income (loss)	(51)	(9)	—	—	(60)

Balance at June 30, 2015	$(3,711)	$—	$(3)	$(991)	$(4,705)

Reclassifications out of AOCI for the three and six months ended June 30, 2015 and 2014 are as follows (in millions):

	Amounts reclassified from AOCI
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items on condensed consolidated statement of operations
	2015	2014	2015	2014
Amortization of pension and retiree medical liability:
Prior service cost	$(52)	$(51)	$(104)	$(104)	Salaries, wages and benefits
Actuarial loss	27	10	53	19	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	(3)	5	(9)	12	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	(1)	(2)	—	—	Other nonoperating, net
Income tax benefit:
Reversal of non-cash tax provision	—	328	—	328	Income tax provision

Total reclassifications for the period	$(29)	$290	$(60)	$255

10. Regional Expenses

Expenses associated with American’s third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Aircraft fuel and related taxes	$184	$270	$344	$523
Salaries, wages and benefits	33	27	64	46
Capacity purchases from third-party regional carriers	309	317	601	618
Other rent and landing fees	71	61	135	116
Selling expenses	42	40	78	76
Depreciation and amortization	45	37	87	74
Special items, net	1	1	4	2
Other	103	51	203	107

Total regional expenses	$788	$804	$1,516	$1,562

11. Transactions with Related Parties

The following represents the net payables to (receivables from) related parties (in millions):

	June 30, 2015	December 31, 2014
American Airlines Group Parent	$(474)	$40
US Airways Group, Inc.	185	320
Envoy Aviation Group (1) and other subsidiaries	2,157	2,203

Total	$1,868	$2,563

(1)	The net payable to AAG’s wholly-owned regional airline operating under the brand name of American Eagle consists principally of amounts due under regional capacity purchase agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

Frequent Flyer Program

In the first quarter of 2015, the US Airways Dividend Miles frequent flyer program was merged into American’s AAdvantage program. Accordingly, as of March 31, 2015, the related frequent flyer deferred revenue and incremental cost liability for the Dividend Miles program has been transferred to American with a corresponding intercompany receivable from US Airways recorded by American. No gain or loss was incurred from the transaction as the liabilities were transferred at their respective net book values. American’s intercompany receivable associated with the transfer of this obligation will be settled by US Airways through future redemptions by AAdvantage members on US Airways operated flights. For each of the three and six months ended June 30, 2015, $222 million of total operating revenues was allocated from American to US Airways in connection with redemptions by AAdvantage members on US Airways operated flights as well as certain marketing services.

Allocated Expenses

Until American and US Airways are merged into one legal entity, revenue and expenses will continue to be recorded by each entity based on either specific identification of the related transaction where applicable or appropriate allocations based on metrics that are systematic and rational. The operating expenses of American reflect allocated expenses for certain services shared with US Airways. These allocated expenses include certain selling expenses, certain airport operating expenses at co-located airports, information technology expenses and corporate management and support functions. Shared selling expenses have been allocated primarily based on the passenger revenue of each respective carrier. Shared airport operating expenses have been allocated based on American’s and US Airways’ respective departures at those airports. Shared other expenses have been allocated primarily based on American’s and US Airways’ respective available seat miles (ASMs). For the three and six months ended June 30, 2015, $247 million and $419 million of total net operating expenses, respectively, was allocated from American to US Airways. There were no material allocations recorded during the three and six months ended June 30, 2014.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As of June 30, 2015, there were approximately 26.0 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

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

DOJ Civil Investigative Demand. In June 2015, American received a Civil Investigative Demand (CID) from the United States Department of Justice (DOJ) as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from American, and other airlines have announced that they have received similar requests. American intends to cooperate fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, American, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in a number of putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits are the subject of multiple motions to consolidate them in a single forum. Both the DOJ process and these lawsuits are in their very early stages and American intends to defend the lawsuits vigorously.

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

13. Subsequent Events

Distribution of AAG Common Stock

On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and 0.1 million shares were withheld or sold on account of related tax obligations.

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

American Airlines Group

Background

We continue to move toward operating under the single brand name of “American Airlines” through our mainline operating subsidiaries, American and US Airways. Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle and US Airways Express, our airlines operate an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries from our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the second quarter of 2015, approximately 52 million passengers boarded our mainline and regional flights. As of June 30, 2015, we operated 963 mainline aircraft and were supported by our regional airline subsidiaries and third-party regional carriers, which operated 578 regional aircraft.

Since American and US Airways merged in December 2013, the airline has been making steady integration progress. In the second quarter of 2015, we received a single operating certificate from the Federal Aviation Administration (FAA) for American and US Airways, marking a major milestone in the integration of the two airlines. In July 2015, we set in motion the events that will allow us to merge our reservations systems in October 2015. The integration of our reservations systems is our final major customer milestone and will allow us to create a seamless travel experience for our customers.

The U.S. Airline Industry

During the second quarter of 2015, U.S. airline industry revenues declined as compared to the second quarter of 2014, while capacity as measured by available seat miles increased and certain foreign currencies experienced devaluation. In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported the following changes in U.S. industry passenger revenues and yields:

	April	May	June
2015 vs. 2014
Passenger Revenues	(0.3)%	(2.1)%	(3.3)%
Yields	(2.7)%	(4.9)%	(6.6)%

	April	May	June
2014 vs. 2013
Passenger Revenues	7.8%	7.6%	6.6%
Yields	3.6%	4.6%	4.8%

Jet fuel prices closely follow the price of Brent crude oil. On average, Brent crude oil per barrel was approximately 43% lower in the second quarter of 2015 as compared to the second quarter of 2014. The average daily spot price for Brent crude oil during the second quarter of 2015 was $62 per barrel as compared to an average daily spot price of $109 per barrel during the second quarter of 2014. On a daily basis, Brent crude oil prices fluctuated during the quarter between a high of $66 per barrel to a low of $56 per barrel, and closed the quarter on June 30, 2015 at $60 per barrel.

While jet fuel prices have declined year-over-year as described above, uncertainty exists regarding the economic conditions driving these factors. See Part II, Item 1A. Risk Factors –“Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

American Airlines Group

Second Quarter 2015 Results

Driven by substantially lower fuel costs, we realized operating income of $1.9 billion and net income of $1.7 billion in the second quarter of 2015. This compares to operating income of $1.4 billion and net income of $864 million in the second quarter of 2014.

Excluding the effects of net special charges, we recognized operating income of $2.1 billion and net income of $1.9 billion in the second quarter of 2015 as compared to operating income of $1.7 billion and net income of $1.5 billion in the second quarter of 2014. This represents improvements of 26% and 27%, respectively, in operating income and net income during the second quarter of 2015.

	Three Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline and regional passenger revenues	$9,414	$9,920	(5.1)
Total operating revenues	10,827	11,355	(4.6)
Mainline and regional aircraft fuel and related taxes	2,123	3,365	(36.9)
Total operating expenses	8,906	9,956	(10.5)
Operating income	1,921	1,399	37.3
Net income	1,704	864	97.4

Special items: (1)
Operating special charges, net	$154	$253
Nonoperating special charges (credits), net	(11)	2
Income tax special charges, net	7	337

Total net special charges	$150	$592

(1)

AAG’s second quarter 2015 results were impacted by net special charges of $150 million, consisting principally of $231 million of mainline and regional merger integration expenses, offset in part by a $68 million net special credit for bankruptcy related items. The second quarter of 2014 net special charges of $592 million consisted principally of $165 million of mainline and regional merger integration expenses and a $330 million non-cash tax provision related to the sale of our portfolio of fuel hedging contracts. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –“AAG’s Results of Operations” of this report for more information on net special items.

Revenue

In the second quarter of 2015, we reported operating revenues of $10.8 billion. Mainline and regional passenger revenues were $9.4 billion, a decrease of $506 million, or 5.1%, as compared to the second quarter of 2014. The decline in revenues was driven by a 6.1% decrease in passenger yield due to competitive growth, as well as weaker international yields due to foreign currency devaluation. Our mainline and regional passenger revenue per available seat mile (PRASM) was 13.57 cents in the second quarter of 2015, a 6.9% decrease as compared to 14.57 cents in the second quarter of 2014.

Fuel

Mainline and regional fuel expense totaled $2.1 billion in the second quarter of 2015, which was $1.2 billion, or 36.9%, lower as compared to the second quarter of 2014. This decrease was driven by a 37.3% decrease in the average price per gallon to $1.90 in the second quarter of 2015 from $3.03 in the 2014 period.

During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. We have not entered into any transactions to hedge our fuel consumption since December 9, 2013 and, accordingly, as of June 30, 2015, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Cost Control

We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our 2015 second quarter mainline cost per available seat mile (CASM) excluding special items and fuel was 8.77 cents, an increase of 2.5% as compared to the second quarter of 2014. The increase was primarily due to higher salaries, wages and benefits driven by new merger-related labor contracts.

The following table details our mainline CASM for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In cents, except percentage changes)
Mainline CASM excluding special items and aircraft fuel and related taxes:
Total mainline CASM	11.87	13.61	(12.8)
Special items, net	(0.23)	(0.41)	(43.3)
Aircraft fuel and related taxes	(2.86)	(4.64)	(38.2)

Mainline operating expenses per ASM, excluding special items and aircraft fuel and related taxes (1)	8.77	8.55	2.5

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

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. Our second quarter 2015 operating performance was impacted by severe weather conditions, particularly at our Dallas/Fort Worth hub.

We reported the following combined operating statistics to the U.S. Department of Transportation (DOT) for mainline operations for the second quarter of 2015 and 2014:

	2015			2014			Better (Worse)
	April	May	June(e)	April	May	June	April		May		June
On-time performance (a)	80.2	80.9	77.3	82.7	79.1	72.1	(2.5	)pts	1.8	pts	5.2	pts
Completion factor (b)	99.3	98.6	98.9	99.4	98.2	98.7	(0.1	)pts	0.4	pts	0.2	pts
Mishandled baggage (c)	3.65	3.86	4.33	3.00	3.73	4.16	(21.7)%		(3.5)%		(4.1)%
Customer complaints (d)	2.75	2.72	3.24	1.94	2.26	2.29	(41.8)%		(20.4)%		(41.5)%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

(e)	June 2015 operating statistics are preliminary as the DOT has not issued its June 2015 Air Travel Consumer report as of the date of this filing.

Liquidity Position

As of June 30, 2015, our total cash, short-term investments and restricted cash was $9.7 billion, of which $747 million was restricted. We also had available $1.8 billion under undrawn revolving line of credit facilities.

In the first six months of 2015, we utilized cash generated from operations to invest in our airline through our fleet renewal program and to return value to our shareholders through stock repurchases and payment of dividends. During this period we repurchased 21.1 million shares of AAG Common Stock for $943 million. Additionally, we paid $140 million in connection with quarterly cash dividends of $0.10 per share declared in January and April 2015.

These cash outflows were offset in part by certain new debt issuances to further strengthen our liquidity position. In March 2015, we issued $500 million aggregate principal amount of 4.625% senior notes due 2020. Also in March 2015, American issued $1.0 billion in equipment notes related to the 2015-1 Enhanced Equipment Trust Certificates to finance certain unencumbered aircraft.

We have also completed transactions to pay down and refinance certain higher rate debt. In the first quarter of 2015, we repaid our $400 million Citibank AAdvantage loan. In the second quarter of 2015, we refinanced and lowered the LIBOR margins on our $1.9 billion and $750 million term loan facilities.

The following table presents a summary of our cash and short-term investment balances:

	June 30, 2015	December 31, 2014
	(In millions)
Cash and short-term investments (1)	$8,919	$7,303
Restricted cash and short-term investments (2)	747	774

Total cash and short-term investments	$9,666	$8,077

(1)

As of June 30, 2015, we had approximately $629 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $8 million valued at 12.8 bolivars to the U.S. dollar, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

During 2014, we significantly reduced capacity in the Venezuelan market and we are no longer accepting bolivars as payment for airline tickets. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the additional uncertainty posed by the recent changes to the foreign exchange regulations and the continued deterioration of economic conditions in Venezuela. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

(2)	Restricted cash and investments primarily include cash collateral to secure workers’ compensation claims.

AAG’s Results of Operations

In the second quarter of 2015, we realized operating income of $1.9 billion and net income of $1.7 billion. Our second quarter 2015 net income included net special operating charges of $154 million and total net special charges of $150 million. Excluding the effects of these special charges, we realized operating income of $2.1 billion and net income of $1.9 billion.

In the second quarter of 2014, we realized operating income of $1.4 billion and net income of $864 million. Our second quarter 2014 net income included net special operating charges of $253 million and total net special charges of $592 million. Excluding the effects of these special charges, we realized operating income of $1.7 billion and net income of $1.5 billion.

In the first six months of 2015, we realized operating income of $3.1 billion and net income of $2.6 billion. Our 2015 six month period net income included net special operating charges of $465 million and total net special charges of $462 million. Excluding the effects of these special charges, we realized operating income of $3.6 billion and net income of $3.1 billion.

In the first six months of 2014, we realized operating income of $2.1 billion and net income of $1.3 billion. Our 2014 six month period net income included net special operating charges of $120 million and total net special charges of $515 million. Excluding the effects of these special charges, we realized operating income of $2.2 billion and net income of $1.9 billion.

The following table details our net income excluding special items (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,704	$864	$2,636	$1,343
Special items:
Mainline operating special items, net (1)	144	251	447	114
Regional operating special items, net (2)	10	2	18	6
Nonoperating special items, net (3)	(11)	2	(19)	50
Income tax special items, net (4)	7	337	16	345

Total special items	150	592	462	515

Net income excluding special items	$1,854	$1,456	$3,098	$1,858

(1)

The 2015 second quarter mainline operating special items totaled a net charge of $144 million, which principally included $221 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. These charges were offset in part by a net $68 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. The 2015 six month period mainline operating special items totaled a net charge of $447 million, which principally included $437 million of merger integration expenses as described above and a net $99 million charge related to our new pilot joint collective bargaining agreement. These charges were offset in part by a net $73 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations.

The 2014 second quarter mainline operating special items totaled a net charge of $251 million, which principally included $163 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, re-branding of aircraft and airport facilities, relocation and training as well as a net $38 million charge for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations and $37 million in charges related to the buyout of leases associated with certain aircraft. The 2014 six month period mainline operating special items totaled a net charge of $114 million, which principally included $365 million of merger integration expenses, $40 million in charges primarily related to the buyout of leases associated with certain aircraft and a net $5 million charge for bankruptcy related items, all as described above. These charges were offset in part by a $309 million gain on the sale of Slots at Ronald Reagan Washington National Airport (DCA).

(2)	The 2015 and 2014 second quarter and six month period regional operating special items principally related to merger integration expenses.

(3)

The 2015 second quarter nonoperating special items totaled a net credit of $11 million and primarily included a $22 million gain associated with the sale of an investment, offset in part by $11 million in charges principally related to non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing our secured term loan facilities. The 2015 six month period nonoperating special items totaled a net credit of $19 million and principally included the $22 million gain associated with the sale of an investment as described above and a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank. These special credits were offset in part by $20 million in charges principally related to non-cash write offs of unamortized debt discount and debt issuance costs associated with the debt refinancing as described above and the prepayment of certain aircraft financings.

The 2014 second quarter and six month period nonoperating special items were primarily due to non-cash interest accretion of $2 million and $33 million, respectively, on bankruptcy settlement obligations.

(4)	The 2015 second quarter and six month period tax special items were the result of a non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

During the 2014 second quarter, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, we recorded a special non-cash tax provision of $330 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in other comprehensive income (OCI), a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of our fuel hedging contracts. In accordance with accounting principles generally accepted in the United States (GAAP), we retained the $330 million tax provision in OCI until the last contract was settled or terminated. In addition, we recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the

2014 second quarter. The 2014 six month period included the $330 million non-cash tax provision related to the settlement of fuel hedges discussed above as well as a special $15 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

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

We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions. We consider many factors in evaluating the realizability of our deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond our control, such as the condition of the economy, the level and volatility of fuel prices and travel demand. We have concluded as of June 30, 2015 that the valuation allowance was still needed on our deferred tax asset based on the weight of the factors described above.

For the three and six months ended June 30, 2015, we recorded a special $7 million and $16 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, for the three and six months ended June 30, 2015, we recorded $8 million and $10 million, respectively, of state and international income tax expense related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

During the second quarter of 2014, we recorded a special $330 million non-cash income tax provision in connection with the settlement of our fuel hedges as discussed above. In addition, we recorded a special $7 million and $15 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter and six month period, respectively.

For the three and six months ended June 30, 2014, we recorded $3 million and $8 million, respectively, of state and international income tax expense related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

Operating Statistics

The table below sets forth selected mainline and regional operating data for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2015	2014			2015	2014
Mainline
Revenue passenger miles (millions) (a)	51,632	51,407	0.4%		96,481	97,234	(0.8)%
Available seat miles (millions) (b)	61,920	60,999	1.5%		117,773	117,830	—%
Passenger load factor (percent) (c)	83.4	84.3	(0.9	)pts	81.9	82.5	(0.6	)pts
Yield (cents) (d)	14.83	15.98	(7.2)%		15.18	15.91	(4.6)%
Passenger revenue per available seat mile (cents) (e)	12.36	13.46	(8.2)%		12.43	13.13	(5.3)%
Operating cost per available seat mile (cents) (f)	11.87	13.61	(12.8)%		12.31	13.55	(9.2)%
Passenger enplanements (thousands) (g)	37,823	37,910	(0.2)%		71,774	72,754	(1.3)%
Departures (thousands)	285	292	(2.2)%		555	571	(2.9)%
Aircraft at end of period	963	984	(2.1)%		963	984	(2.1)%
Block hours (thousands) (h)	903	901	0.2%		1,736	1,754	(1.1)%
Average stage length (miles) (i)	1,236	1,215	1.8%		1,216	1,202	1.2%
Fuel consumption (gallons in millions)	936	937	(0.1)%		1,781	1,811	(1.6)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.90	3.02	(37.2)%		1.86	3.06	(39.1)%
Full-time equivalent employees at end of period	100,700	94,100	7.0%		100,700	94,100	7.0%

Regional (j)
Revenue passenger miles (millions) (a)	6,189	5,787	6.9%		11,530	10,846	6.3%
Available seat miles (millions) (b)	7,481	7,091	5.5%		14,417	13,652	5.6%
Passenger load factor (percent) (c)	82.7	81.6	1.1	pts	80.0	79.4	0.6	pts
Yield (cents) (d)	28.42	29.49	(3.6)%		27.85	28.71	(3.0)%
Passenger revenue per available seat mile (cents) (e)	23.51	24.07	(2.3)%		22.27	22.81	(2.4)%
Operating cost per available seat mile (cents) (f)	20.82	23.37	(10.9)%		20.94	23.82	(12.1)%
Passenger enplanements (thousands) (g)	14,377	13,553	6.1%		26,619	25,262	5.4%
Aircraft at end of period	578	557	3.8%		578	557	3.8%
Fuel consumption (gallons in millions)	182	174	4.5%		350	336	4.2%
Average aircraft fuel price including related taxes (dollars per gallon)	1.91	3.07	(37.6)%		1.89	3.08	(38.8)%
Full-time equivalent employees at end of period (k)	19,700	18,300	7.7%		19,700	18,300	7.7%

Total Mainline and Regional
Revenue passenger miles (millions) (a)	57,821	57,194	1.1%		108,011	108,080	(0.1)%
Available seat miles (millions) (b)	69,401	68,090	1.9%		132,190	131,482	0.5%
Cargo ton miles (millions) (l)	594	595	(0.1)%		1,148	1,155	(0.7)%
Passenger load factor (percent) (c)	83.3	84.0	(0.7	)pts	81.7	82.2	(0.5	)pts
Yield (cents) (d)	16.28	17.34	(6.1)%		16.53	17.20	(3.9)%
Passenger revenue per available seat mile (cents) (e)	13.57	14.57	(6.9)%		13.51	14.13	(4.4)%
Total revenue per available seat mile (cents) (m)	15.60	16.68	(6.4)%		15.62	16.24	(3.8)%
Cargo yield per ton mile (cents) (n)	32.62	37.16	(12.2)%		33.83	37.02	(8.6)%
Passenger enplanements (thousands) (g)	52,200	51,463	1.4%		98,393	98,016	0.4%
Aircraft at end of period	1,541	1,541	—%		1,541	1,541	—%
Fuel consumption (gallons in millions)	1,118	1,111	0.6%		2,131	2,147	(0.7)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.90	3.03	(37.3)%		1.87	3.06	(39.1)%
Full-time equivalent employees at end of period	120,400	112,400	7.1%		120,400	112,400	7.1%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.

(g)	Passenger enplanements – The number of passengers on board an aircraft, including local, connecting and through passengers.

(h)

Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length – The average of the distances flown on each segment of every route.

(j)

Regional statistics include our subsidiaries, Envoy Aviation Group Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA), and operating and financial results from our capacity purchase agreements with Air Wisconsin Airlines Corporation, Chautauqua Airlines, Inc., ExpressJet Airlines, Inc., Mesa Airlines, Inc., Republic Airline Inc., SkyWest Airlines, Inc., Compass Airlines, LLC and Trans States Airlines, Inc.

(k)	Regional full-time equivalent employees only include our wholly owned regional airline subsidiaries, Envoy, Piedmont and PSA.

(l)	Cargo ton miles – A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.

(m)	Total revenue per available seat mile (RASM) – Total revenues divided by total mainline and regional ASMs.

(n)	Cargo yield per ton mile – Cargo revenues divided by total mainline and regional cargo ton miles.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Revenues

	Three Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$7,655	$8,213	(6.8)
Regional passenger	1,759	1,707	3.1
Cargo	194	221	(12.3)
Other	1,219	1,214	0.4

Total operating revenues	$10,827	$11,355	(4.6)

Total operating revenues in the second quarter of 2015 decreased $528 million, or 4.6%, from the 2014 period principally due to competitive growth, as well as weaker international yields due to foreign currency devaluation. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $7.7 billion in the second quarter of 2015 as compared to $8.2 billion in the 2014 period. Mainline RPM’s increased 0.4% as mainline capacity, as measured by ASMs, increased 1.5%, resulting in a 0.9 point decrease in load factor to 83.4%. Mainline passenger yield decreased 7.2% to 14.83 cents in the second quarter of 2015 from 15.98 cents in the 2014 period. Mainline PRASM decreased 8.2% to 12.36 cents in the second quarter of 2015 from 13.46 cents in the 2014 period.

•

Regional passenger revenues were $1.8 billion in the second quarter of 2015 as compared to $1.7 billion in the 2014 period. Regional RPM’s increased 6.9% as regional capacity, as measured by ASMs, increased 5.5%, resulting in a 1.1 point increase in load factor to 82.7%. Regional passenger yield decreased 3.6% to 28.42 cents in the second quarter of 2015 from 29.49 cents in the 2014 period. Regional PRASM decreased 2.3% to 23.51 cents in the second quarter of 2015 from 24.07 cents in the 2014 period.

•

Cargo revenue decreased $27 million, or 12.3%, in the second quarter of 2015 from the 2014 period driven primarily by a decrease in freight yield due in part to the devaluation of certain foreign currencies.

Operating Expenses

	Three Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,774	$2,830	(37.3)
Salaries, wages and benefits	2,364	2,163	9.3
Maintenance, materials and repairs	502	514	(2.3)
Other rent and landing fees	451	441	2.0
Aircraft rent	316	312	1.4
Selling expenses	350	402	(13.0)
Depreciation and amortization	340	319	6.6
Special items, net	144	251	(42.4)
Other	1,108	1,067	3.9

Total mainline operating expenses	7,349	8,299	(11.4)
Regional expenses:
Fuel	349	535	(34.8)
Other	1,208	1,122	7.7

Total regional operating expenses	1,557	1,657	(6.0)

Total operating expenses	$8,906	$9,956	(10.5)

Total operating expenses were $8.9 billion in the second quarter of 2015, a decrease of $1.1 billion, or 10.5%, from the 2014 period. The decrease in operating expenses was primarily due to substantially lower aircraft fuel costs, offset in part by higher salaries, wages and benefits driven by new merger-related labor contracts. See detailed explanations below relating to changes in operating costs per ASM.

Mainline Operating Expenses per ASM

Our mainline CASM decreased 1.74 cents, or 12.8%, from 13.61 cents in the second quarter of 2014 to 11.87 cents in the second quarter of 2015. Excluding special items and aircraft fuel and related taxes, our mainline CASM increased 0.22 cents, or 2.5%, from 8.55 cents in the second quarter of 2014 to 8.77 cents in the second quarter of 2015, primarily due to higher salaries, wages and benefits driven by new merger-related labor contracts.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and aircraft fuel and related taxes for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.86	4.64	(38.2)
Salaries, wages and benefits	3.82	3.55	7.7
Maintenance, materials and repairs	0.81	0.84	(3.8)
Other rent and landing fees	0.73	0.72	0.5
Aircraft rent	0.51	0.51	(0.1)
Selling expenses	0.57	0.66	(14.3)
Depreciation and amortization	0.55	0.52	5.0
Special items, net	0.23	0.41	(43.3)
Other	1.79	1.75	2.4

Total mainline CASM	11.87	13.61	(12.8)
Special items, net	(0.23)	(0.41)	(43.3)
Aircraft fuel and related taxes	(2.86)	(4.64)	(38.2)

Mainline operating expenses per ASM, excluding special items and aircraft fuel and related taxes (1)	8.77	8.55	2.5

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

Significant changes in the components of mainline operating expense per ASM are as follows:

•

Aircraft fuel and related taxes per ASM decreased 38.2% primarily due to a 37.2% decrease in the average price per gallon to $1.90 in the second quarter of 2015 from an average price per gallon of $3.02 in the 2014 period.

•	Salaries, wages and benefits per ASM increased 7.7% primarily due to increased costs associated with the new pilot and flight attendant joint collective bargaining agreements.

•	Selling expenses per ASM decreased 14.3% primarily due to lower contractually negotiated rates for certain commissions and booking fees as well as lower revenues in the 2015 period.

•	Depreciation and amortization per ASM increased 5.0% primarily due to new purchased aircraft deliveries since the end of the 2014 second quarter in connection with our fleet renewal program.

Regional Operating Expenses

Total regional expenses decreased $100 million, or 6.0%, in the second quarter of 2015 to $1.6 billion from $1.7 billion in the 2014 period. The period-over-period decrease was primarily due to a $186 million, or 34.8%, decrease in fuel costs, offset in part by an $86 million, or 7.7%, increase in other regional operating expenses. The average price per gallon of fuel decreased 37.6% to $1.91 in the second quarter of 2015 from $3.07 in the 2014 period, on a 4.5% increase in consumption. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements.

Nonoperating Income (Expense)

	Three Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$10	$8	20.3
Interest expense, net of capitalized interest	(223)	(214)	4.2
Other, net	11	11	—

Total nonoperating expense, net	$(202)	$(195)	3.2

Interest income was $10 million and $8 million in the second quarter of 2015 and 2014, respectively. Our short-term investments in each period consisted of highly liquid investments that provided nominal returns.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Revenues

	Six Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$14,644	$15,471	(5.3)
Regional passenger	3,211	3,114	3.1
Cargo	388	428	(9.2)
Other	2,411	2,338	3.1

Total operating revenues	$20,654	$21,351	(3.3)

Total operating revenues in the first six months of 2015 decreased $697 million, or 3.3%, from the 2014 period principally due to winter storm flight cancellations, competitive growth, as well as weaker international yields due to foreign currency devaluation. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $14.6 billion in the first six months of 2015 as compared to $15.5 billion in the 2014 period. Mainline RPM’s decreased 0.8% as mainline capacity, as measured by ASMs, remained flat, resulting in a 0.6 point decrease in load factor to 81.9%. Mainline passenger yield decreased 4.6% to 15.18 cents in the first six months of 2015 from 15.91 cents in the 2014 period. Mainline PRASM decreased 5.3% to 12.43 cents in the first six months of 2015 from 13.13 cents in the 2014 period.

•

Regional passenger revenues were $3.2 billion in the first six months of 2015 as compared to $3.1 billion in the 2014 period. Regional RPM’s increased 6.3% as regional capacity, as measured by ASMs, increased 5.6%, resulting in a 0.6 point increase in load factor to 80.0%. Regional passenger yield decreased 3.0% to 27.85 cents in the first six months of 2015 from 28.71 cents in the 2014 period. Regional PRASM decreased 2.4% to 22.27 cents in the first six months of 2015 from 22.81 cents in the 2014 period.

•

Cargo revenue decreased $40 million, or 9.2%, in the first six months of 2015 from the 2014 period driven primarily by a decrease in freight yield due in part to the devaluation of certain foreign currencies.

Operating Expenses

	Six Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,318	$5,541	(40.1)
Salaries, wages and benefits	4,737	4,282	10.6
Maintenance, materials and repairs	995	999	(0.3)
Other rent and landing fees	859	866	(0.9)
Aircraft rent	633	631	0.3
Selling expenses	686	804	(14.6)
Depreciation and amortization	676	626	8.1
Special items, net	447	114	nm
Other	2,147	2,108	1.9

Total mainline operating expenses	14,498	15,971	(9.2)
Regional expenses:
Fuel	660	1,035	(36.2)
Other	2,359	2,216	6.4

Total regional operating expenses	3,019	3,251	(7.2)

Total operating expenses	$17,517	$19,222	(8.9)

Total operating expenses were $17.5 billion in the first six months of 2015, a decrease of $1.7 billion, or 8.9%, from the 2014 period. The decrease in operating expenses was primarily due to substantially lower aircraft fuel costs, offset in part by higher salaries, wages and benefits driven by new merger-related labor contracts. See detailed explanations below relating to changes in operating costs per ASM.

Mainline Operating Expenses per ASM

Our mainline CASM decreased 1.24 cents, or 9.2%, from 13.55 cents in the first six months of 2014 to 12.31 cents in the first six months of 2015. Excluding special items and aircraft fuel and related taxes, our mainline CASM increased 0.36 cents, or 4.1%, from 8.75 cents in the first six months of 2014 to 9.11 cents in the first six months of 2015, primarily due to higher salaries, wages and benefits due to new merger-related labor contracts.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and aircraft fuel and related taxes for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.82	4.70	(40.1)
Salaries, wages and benefits	4.02	3.63	10.7
Maintenance, materials and repairs	0.85	0.85	(0.3)
Other rent and landing fees	0.73	0.74	(0.8)
Aircraft rent	0.54	0.54	0.3
Selling expenses	0.58	0.68	(14.6)
Depreciation and amortization	0.57	0.53	8.1
Special items, net	0.38	0.10	nm
Other	1.82	1.79	1.9

Total mainline CASM	12.31	13.55	(9.2)
Special items, net	(0.38)	(0.10)	nm
Aircraft fuel and related taxes	(2.82)	(4.70)	(40.1)

Mainline operating expenses per ASM, excluding special items and aircraft fuel and related taxes (1)	9.11	8.75	4.1

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

Significant changes in the components of mainline operating expense per ASM are as follows:

•

Aircraft fuel and related taxes per ASM decreased 40.1% primarily due to a 39.1% decrease in the average price per gallon to $1.86 in the first six months of 2015 from an average price per gallon of $3.06 in the 2014 period.

•	Salaries, wages and benefits per ASM increased 10.7% primarily due to increased costs associated with the new pilot and flight attendant joint collective bargaining agreements.

•	Selling expenses per ASM decreased 14.6% primarily due to lower contractually negotiated rates for certain commissions and booking fees as well as lower revenues in the 2015 period.

•	Depreciation and amortization per ASM increased 8.1% primarily due to new purchased aircraft deliveries since the end of the 2014 second quarter in connection with our fleet renewal program.

Regional Operating Expenses

Total regional expenses decreased $232 million, or 7.2%, in the first six months of 2015 to $3.0 billion from $3.3 billion in the 2014 period. The period-over-period decrease was primarily due to a $375 million, or 36.2%, decrease in fuel costs, offset in part by a $143 million, or 6.4%, increase in other regional operating expenses. The average price per gallon of fuel decreased 38.8% to $1.89 in the first six months of 2015 from $3.08 in the 2014 period, on a 4.2% increase in consumption. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements.

Nonoperating Income (Expense)

	Six Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$19	$15	29.2
Interest expense, net of capitalized interest	(432)	(457)	(5.3)
Other, net	(62)	9	nm

Total nonoperating expense, net	$(475)	$(433)	9.8

Interest income was $19 million and $15 million in the first six months of 2015 and 2014, respectively. Our short-term investments in each period consisted of highly liquid investments that provided nominal returns.

Interest expense, net of capitalized interest decreased $25 million, or 5.3%, in the first six months of 2015 from the 2014 period. The 2014 six month period included $33 million of special charges related to non-cash interest accretion on the bankruptcy settlement obligations.

Other nonoperating expense, net increased $71 million in the first six months of 2015 from the 2014 period. The first six months of 2015 included $82 million of foreign currency losses as compared to $13 million of net foreign currency gains in the 2014 period. The increase in foreign currency losses during the first six months of 2015 was driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies during the period, principally in Latin American and European markets, including a 14% decrease in the value of the Brazilian real, an 8% decrease in the value of the Euro and a 6% decrease in the value of the Canadian dollar.

American’s Results of Operations

In the second quarter of 2015, American realized operating income of $1.2 billion and net income of $1.1 billion. American’s second quarter 2015 net income included net special operating charges of $75 million and total net special charges of $93 million. Excluding the effects of these special charges, American realized operating income of $1.3 billion and net income of $1.1 billion.

In the second quarter of 2014, American realized operating income of $718 million and net income of $265 million. American’s second quarter 2014 net income included net special operating charges of $180 million and total net special charges of $511 million. Excluding the effects of these special charges, American realized operating income of $898 million and net income of $776 million.

In the first six months of 2015, American realized operating income of $2.0 billion and net income of $1.6 billion. American’s 2015 six month period net income included net special operating charges of $276 million and total net special charges of $294 million. Excluding the effects of these special charges, American realized operating income of $2.2 billion and net income of $1.9 billion.

In the first six months of 2014, American realized operating income of $1.3 billion and net income of $666 million. American’s 2014 six month period net income included net special operating credits of $35 million and total net special charges of $347 million. Excluding the effects of these special items, American realized operating income of $1.3 billion and net income of $1.0 billion.

The following table details American’s net income excluding special items (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,052	$265	$1,620	$666
Special items:
Mainline operating special items, net (1)	74	179	272	(37)
Regional operating special items, net (2)	1	1	4	2
Nonoperating special items, net (3)	11	(4)	3	40
Income tax special items, net (4)	7	335	15	342

Total special items	93	511	294	347

Net income excluding special items	$1,145	$776	$1,914	$1,013

(1)

The 2015 second quarter mainline operating special items totaled a net charge of $74 million, which principally included $137 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. These charges were offset in part by a net $68 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. The 2015 six month period mainline operating special items totaled a net charge of $272 million, which principally included $285 million of merger integration expenses as described above and a net $64 million charge related to American’s new pilot joint collective bargaining agreement. These charges were offset in part by a net $73 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations.

The 2014 second quarter mainline operating special items totaled a net charge of $179 million, which principally included $99 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, re-branding of aircraft and airport facilities, relocation and training as well as a net $40 million charge for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations and $26 million in charges related to the buyout of leases associated with certain aircraft. The 2014 six month period mainline operating special items totaled a net credit of $37 million, which principally included a $305 million gain on the sale of Slots at DCA and a net $16 million credit for bankruptcy related items as described above. These special credits were offset in part by $234 million of merger integration expenses as described above as well as $29 million in charges primarily related to the buyout of leases associated with certain aircraft.

(2)	The 2015 and 2014 second quarter and six month period regional operating special items principally related to merger integration expenses.

(3)

The 2015 second quarter nonoperating special items totaled a net charge of $11 million and primarily included non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing American’s secured term loan facilities. The 2015 six month period nonoperating special items totaled a net charge of $3 million and principally included $20 million in charges primarily related to non-cash write offs of unamortized debt discount and debt issuance costs associated with the debt refinancing as described above and the prepayment of certain aircraft financings, offset in part by a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank.

The 2014 six month period nonoperating special charges of $40 million were primarily due to non-cash interest accretion on bankruptcy settlement obligations.

(4)	The 2015 second quarter and six month period tax special items were the result of a non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

During the 2014 second quarter, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in other comprehensive income (OCI), a subset of stockholder’s equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American’s fuel hedging contracts. In accordance with GAAP,

American retained the $328 million tax provision in OCI until the last contract was settled or terminated. In addition, American recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter. The 2014 six month period included the $328 million non-cash tax provision related to the settlement of fuel hedges discussed above as well as a special $14 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

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

American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions. American considers many factors in evaluating the realizability of its deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond American’s control, such as the condition of the economy, the level and volatility of fuel prices and travel demand. American has concluded as of June 30, 2015 that the valuation allowance was still needed on its deferred tax asset based on the weight of the factors described above.

For the three and six months ended June 30, 2015, American recorded a special $7 million and $15 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, for the three and six months ended June 30, 2015, American recorded $4 million and $4 million, respectively, of state and international income tax expense related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

During the second quarter of 2014, American recorded a special $328 million non-cash income tax provision in connection with the settlement of its fuel hedges as discussed above. In addition, American recorded a special $7 million and $14 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter and six month period, respectively.

For the three and six months ended June 30, 2014, American recorded $1 million and $5 million, respectively, of state and international income tax expense related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Revenues

	Three Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$4,947	$5,352	(7.6)
Regional passenger	843	786	7.3
Cargo	161	178	(9.9)
Other	868	837	3.7

Total operating revenues	$6,819	$7,153	(4.7)

Total operating revenues in the second quarter of 2015 decreased $334 million, or 4.7%, from the 2014 period principally due to competitive growth, as well as weaker international yields due to foreign currency devaluation. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues decreased $405 million, or 7.6%, in the second quarter of 2015 from the 2014 period due to a decrease in yield, offset in part by higher ASMs.

•	Regional passenger revenues increased $57 million, or 7.3%, in the second quarter of 2015 from the 2014 period due to higher ASMs, offset in part by a decrease in yield.

•

Cargo revenue decreased $17 million, or 9.9%, in the second quarter of 2015 from the 2014 period driven primarily by a decrease in freight yield due in part to the devaluation of certain foreign currencies.

Operating Expenses

	Three Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,197	$1,897	(36.9)
Salaries, wages and benefits	1,536	1,441	6.6
Maintenance, materials and repairs	302	346	(12.4)
Other rent and landing fees	269	289	(7.1)
Aircraft rent	226	214	5.9
Selling expenses	198	282	(29.9)
Depreciation and amortization	247	220	12.0
Special items, net	74	179	(58.8)
Other	776	763	1.8

Total mainline operating expenses	4,825	5,631	(14.3)
Regional expenses:
Fuel	184	270	(32.0)
Other	604	534	13.2

Total regional operating expenses	788	804	(2.0)

Total operating expenses	$5,613	$6,435	(12.8)

Total operating expenses in the second quarter of 2015 decreased $822 million, or 12.8%, from the 2014 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased $700 million, or 36.9%, in the second quarter of 2015 from the 2014 period primarily due to a decrease in the average price per gallon of fuel.

•

Salaries, wages and benefits increased $95 million, or 6.6%, in the second quarter of 2015 from the 2014 period primarily due to increased costs associated with the new pilot and flight attendant joint collective bargaining agreements.

•

Selling expenses decreased $84 million, or 29.9%, in the second quarter of 2015 from the 2014 period primarily due to lower contractually negotiated rates for certain commissions and booking fees as well as lower revenues in the 2015 period.

•

Depreciation and amortization increased $27 million, or 12.0%, in the second quarter of 2015 from the 2014 period primarily due to new purchased aircraft deliveries since the end of the 2014 second quarter in connection with American’s fleet renewal program.

Regional Operating Expenses

Total regional expenses decreased $16 million, or 2.0%, in the second quarter of 2015 to $788 million from $804 million in the 2014 period. The period-over-period decrease was primarily due to an $86 million, or 32.0%, decrease in fuel costs, offset in part by a $70 million, or 13.2%, increase in other regional operating expenses. The average price per gallon of fuel decreased in the second quarter of 2015 from the 2014 period. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements.

Nonoperating Income (Expense)

	Three Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$10	$6	54.7
Interest expense, net of capitalized interest	(137)	(139)	(1.8)
Other, net	(16)	16	nm

Total nonoperating expense, net	$(143)	$(117)	22.1

Interest income was $10 million and $6 million in the second quarter of 2015 and 2014, respectively. American’s short-term investments in each period consisted of highly liquid investments that provided nominal returns.

Other nonoperating expense, net increased $32 million in the second quarter of 2015 from the 2014 period primarily due to the strengthening of the U.S. dollar in foreign currency transactions and the refinancing of American’s secured term loan facilities. The second quarter of 2015 included $3 million in net foreign currency losses as compared to $11 million in net foreign currency gains in the 2014 period. In addition, the second quarter of 2015 included $11 million in special charges principally related to non-cash write offs of unamortized debt discount and debt issuance costs associated with the refinancing of American’s term loan facilities.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Revenues

	Six Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$9,638	$10,258	(6.0)
Regional passenger	1,542	1,455	6.0
Cargo	322	346	(6.9)
Other	1,686	1,563	7.9

Total operating revenues	$13,188	$13,622	(3.2)

Total operating revenues in the first six months of 2015 decreased $434 million, or 3.2%, from the 2014 period principally due to winter storm flight cancellations, competitive growth, as well as weaker international yields due to foreign currency devaluation. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues decreased $620 million, or 6.0%, in the first six months of 2015 from the 2014 period due to a decrease in yield.

•	Regional passenger revenues increased $87 million, or 6.0%, in the first six months of 2015 from the 2014 period due to higher ASMs, offset in part by a decrease in yield.

•

Cargo revenue decreased $24 million, or 6.9%, in the first six months of 2015 from the 2014 period driven primarily by a decrease in freight yield due in part to the devaluation of certain foreign currencies.

Operating Expenses

	Six Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,267	$3,768	(39.8)
Salaries, wages and benefits	3,121	2,839	9.9
Maintenance, materials and repairs	606	678	(10.5)
Other rent and landing fees	539	574	(6.2)
Aircraft rent	451	430	4.9
Selling expenses	433	566	(23.6)
Depreciation and amortization	483	434	11.4
Special items, net	272	(37)	nm
Other	1,534	1,512	1.4

Total mainline operating expenses	9,706	10,764	(9.8)
Regional expenses:
Fuel	344	523	(34.2)
Other	1,172	1,039	12.7

Total regional operating expenses	1,516	1,562	(3.0)

Total operating expenses	$11,222	$12,326	(9.0)

Total operating expenses in the first six months of 2015 decreased $1.1 billion, or 9.0%, from the 2014 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased $1.5 billion, or 39.8%, in the first six months of 2015 from the 2014 period primarily due to a decrease in the average price per gallon of fuel.

•

Salaries, wages and benefits increased $282 million, or 9.9%, in the first six months of 2015 from the 2014 period primarily due to increased costs associated with the new pilot and flight attendant joint collective bargaining agreements.

•

Selling expenses decreased $133 million, or 23.6%, in the first six months of 2015 from the 2014 period primarily due to lower contractually negotiated rates for certain commissions and booking fees as well as lower revenues in the 2015 period.

•

Depreciation and amortization increased $49 million, or 11.4%, in the first six months of 2015 from the 2014 period primarily due to new purchased aircraft deliveries since the end of the 2014 second quarter in connection with American’s fleet renewal program.

Regional Operating Expenses

Total regional expenses decreased $46 million, or 3.0%, in the first six months of 2015 to $1.5 billion from $1.6 billion in the 2014 period. The period-over-period decrease was primarily due to a $179 million, or 34.2%, decrease in fuel costs, offset in part by a $133 million, or 12.7%, increase in other regional operating expenses. The average price per gallon of fuel decreased in the first six months of 2015 from the 2014 period. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements.

Nonoperating Income (Expense)

	Six Months Ended June 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$16	$13	25.8
Interest expense, net of capitalized interest	(263)	(307)	(14.4)
Other, net	(80)	11	nm

Total nonoperating expense, net	$(327)	$(283)	15.2

Interest income was $16 million and $13 million in the first six months of 2015 and 2014, respectively. American’s short-term investments in each period consisted of highly liquid investments that provided nominal returns.

Interest expense, net of capitalized interest decreased $44 million, or 14.4%, in the first six months of 2015 from the 2014 period. The 2014 six month period included $40 million of special charges related to non-cash interest accretion on the bankruptcy settlement obligations.

Other nonoperating expense, net increased $91 million in the first six months of 2015 from the 2014 period. The first six months of 2015 included $71 million of foreign currency losses as compared to $15 million of net foreign currency gains in the 2014 period. The increase in foreign currency losses during the first six months of 2015 was driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies during the period, principally in Latin American and European markets, including a 14% decrease in the value of the Brazilian real, an 8% decrease in the value of the Euro and a 6% decrease in the value of the Canadian dollar.

Liquidity and Capital Resources

Cash, Short-Term Investments and Restricted Cash

As of June 30, 2015, AAG’s total cash, short-term investments and restricted cash and short-term investments was $9.7 billion, of which $747 million was restricted. Additional detail is provided in the table below (in millions):

	AAG		American
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Cash	$952	$994	$789	$785
Short-term investments.	7,967	6,309	5,192	3,290
Restricted cash and short-term investments (1)	747	774	641	650

Total cash, short-term investments and restricted cash and short-term investments	$9,666	$8,077	$6,622	$4,725

(1)	Our restricted cash and short-term investments related primarily to collateral held to support projected workers’ compensation obligations.

As of June 30, 2015, we had approximately $629 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $8 million valued at 12.8 bolivars to the U.S. dollar, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

During 2014, we significantly reduced capacity in the Venezuelan market and we are no longer accepting bolivars as payment for airline tickets. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the additional uncertainty posed by the recent changes to the foreign exchange regulations and the continued deterioration of economic conditions in Venezuela. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

Share Repurchase Program

On January 27, 2015, we announced that our Board of Directors had authorized a new $2.0 billion share repurchase program to be completed by the end of 2016. Shares repurchased under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. During the three months ended June 30, 2015, we repurchased 17.3 million shares of AAG Common Stock for $753 million at a weighted average cost per share of $43.53. During the six months ended June 30, 2015, we repurchased 21.1 million shares of AAG Common Stock for $943 million at a weighted average cost per share of $44.60.

In July 2015, we announced that our Board of Directors had authorized a new $2.0 billion share repurchase program to be completed by the end of 2016. Shares repurchased under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

Cash Dividends Paid

On January 27, 2015, we announced that our Board of Directors had declared a $0.10 per share dividend for shareholders of record on February 9, 2015, and payable on February 23, 2015.

In April 2015, we announced that our Board of Directors had declared a $0.10 per share dividend for shareholders of record on May 4, 2015, and payable on May 18, 2015.

The total cash payment for dividends during the three and six months ended June 30, 2015 was $70 million and $140 million, respectively. Any future dividends that may be declared and paid from time to time under our capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our capital deployment program does not obligate us to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

In July 2015, we announced that our Board of Directors had declared a $0.10 per share dividend for shareholders of record on August 10, 2015, and payable on August 24, 2015.

Sources and Uses of Cash

AAG

Operating Activities

Net cash provided by operating activities was $4.8 billion and $2.6 billion for the first six months of 2015 and 2014, respectively, a period-over-period increase of $2.2 billion. This increase in cash flows generated from operating activities was principally due to substantially lower fuel costs in the first six months of 2015.

Investing Activities

Net cash used in investing activities was $4.7 billion and $2.3 billion for the first six months of 2015 and 2014, respectively.

Principal investing activities in the 2015 period included expenditures of $3.1 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 16 Airbus A321 family aircraft, 14 Bombardier CRJ900 aircraft, 10 Boeing 737 aircraft, seven Airbus A319 aircraft, six Boeing 787 aircraft, six Embraer 175 aircraft and one Boeing 777 aircraft as well as $1.7 billion in net purchases of short-term investments. These cash outflows were offset in part by $52 million of proceeds received on the sale of an investment.

Principal investing activities in the 2014 period included expenditures of $2.7 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 14 A320 family aircraft, 10 Boeing 737 family aircraft, three Boeing 777 aircraft, three A330 aircraft and three Bombardier CRJ-900 aircraft, the purchase of aircraft previously being leased including three A330 aircraft, two Boeing 777 aircraft and two A320 family aircraft as well as pre-delivery deposits for certain aircraft on order, and $138 million in net purchases of short-term investments. These cash outflows were offset in part by proceeds from the sale of DCA Slots of $307 million and a $153 million decrease in restricted cash and short-term investments due to lower collateral requirements with respect to projected workers’ compensation obligations.

Financing Activities

Net cash used in financing activities was $188 million and $220 million for the first six months of 2015 and 2014, respectively.

Principal financing activities in the 2015 period included proceeds from the issuance of $2.0 billion of debt, primarily including the $500 million issuance of 4.625% senior notes and $1.0 billion issuance of certain EETC equipment notes. These cash inflows were offset in part by debt repayments of $1.1 billion, including the $400 million repayment of American’s Advantage loan with Citibank, $931 million in stock repurchases and $140 million in dividend payments.

Principal financing activities in the 2014 period included debt repayments of $1.1 billion including the $175 million settlement of our 7.25% Convertible Notes, $113 million prepayment of outstanding debt secured by certain aircraft and $100 million prepayment on our 7.50% Senior Secured Notes. These cash outflows were offset in part by proceeds of $534 million primarily from the issuance of EETC equipment notes and other debt associated with aircraft deliveries in 2014 and $411 million from sale-leaseback transactions related to the financing of 10 Boeing 737 family aircraft.

American

Operating Activities

Net cash provided by operating activities was $3.9 billion and $1.7 billion for the first six months of 2015 and 2014, respectively, a period-over-period increase of $2.3 billion. This increase in cash flows generated from operating activities was principally due to substantially lower fuel costs in the first six months of 2015.

Investing Activities

Net cash used in investing activities was $4.4 billion and $1.3 billion for the first six months of 2015 and 2014, respectively.

Principal investing activities in the 2015 period included expenditures of $2.6 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 14 Bombardier CRJ900 aircraft, 10 Boeing 737 aircraft, seven Airbus A319 aircraft, six Boeing 787 aircraft, six Embraer 175 aircraft, four Airbus A321 family aircraft and one Boeing 777 aircraft as well as $1.9 billion in net purchases of short-term investments.

Principal investing activities in the 2014 period included expenditures of $1.8 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 10 Boeing 737 family aircraft, seven A320 family aircraft, three Boeing 777 aircraft and three Bombardier CRJ-900 aircraft, the purchase of aircraft previously being leased including two Boeing 777 aircraft and two A320 family aircraft as well as pre-delivery deposits for certain aircraft on order, and $198 million of cash transferred to affiliates. These cash outflows were offset in part by $340 million in net sales of short-term investments, $299 million in proceeds from the sale of DCA Slots and a $52 million decrease in restricted cash and short-term investments due to lower collateral requirements with respect to projected workers’ compensation obligations.

Financing Activities

Net cash provided by financing activities was $507 million as compared to net cash used in financing activities of $203 million for the first six months of 2015 and 2014, respectively.

Principal financing activities in the 2015 period included proceeds from the issuance of $1.4 billion of debt, primarily including the $1.0 billion issuance of certain EETC equipment notes. These cash inflows were offset in part by debt repayments of $881 million including the $400 million repayment of American’s Advantage loan with Citibank.

Principal financing activities in the 2014 period included debt repayments of $655 million including the $100 million prepayment on American’s 7.50% Senior Secured Notes and $61 million prepayment of outstanding debt secured by certain aircraft. These cash outflows were offset in part by proceeds of $411 million from sale-leaseback transactions related to the financing of 10 Boeing 737 family aircraft and $53 million from the issuance of debt associated with aircraft deliveries in 2014.

Commitments

Significant Indebtedness

As of June 30, 2015, AAG and American had $18.8 billion and $11.8 billion, respectively, in long-term debt and capital leases (including current maturities and before debt discount). See Note 7 to AAG’s condensed consolidated financial statements in Part I, Item 1A and Note 5 to American’s condensed consolidated financial statements in Part I, Item 1B for further information on all indebtedness as of June 30, 2015. Our significant indebtedness includes the 2013 Credit Facilities, the 2013 Citicorp Credit Facility and the 2014 Credit Facilities described below.

2013 Credit Facilities

On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, the 2013 Credit Agreement) with certain lenders. The 2013 Credit Agreement originally provided for a $1.9 billion term loan facility scheduled to mature on June 27, 2019 (the 2013 Term Loan Facility) and a $1.0 billion revolving credit facility scheduled to mature on June 27, 2018 (the 2013 Revolving Facility).

The 2013 Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder. On October 10, 2014, American and AAG amended the 2013 Credit Agreement to extend the maturity date of the 2013 Revolving Facility to October 10, 2019 and increased the commitments thereunder to an aggregate amount of $1.4 billion while reducing the letter of credit commitments thereunder to $300 million. As of June 30, 2015, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.

On May 21, 2015, American refinanced its $1.9 billion term loan facility (the $1.9 billion 2015 Term Loan Facility and, together with the 2013 Revolving Facility, the 2013 Credit Facilities) to extend the maturity date to June 29, 2020 and reduce the LIBOR margin from 3.00% to 2.75%. In addition, American entered into certain amendments to reflect the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The $1.9 billion 2015 Term Loan Facility is repayable in annual installments on the amendment effective date thereof, with the first installment in an amount equal to 1.25% of the principal amount and installments thereafter, in an amount equal to 1.0% of the principal amount, with any unpaid balance due on the maturity date. As of June 30, 2015, $1.9 billion was outstanding under the $1.9 billion 2015 Term Loan Facility. Voluntary prepayments may be made by American at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following May 21, 2015.

The 2013 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75%, with respect to the $1.9 billion 2015 Term Loan Facility) plus an applicable LIBOR margin. If American’s corporate credit rating is Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin would be 2.50% for the $1.9 billion 2015 Term Loan Facility. As of June 30, 2015, the applicable LIBOR margins were 2.50% and 3.00% for borrowings under the $1.9 billion 2015 Term Loan Facility and the 2013 Revolving Facility, respectively. The 2013 Revolving Credit Facility is subject to an undrawn fee of 0.75%.

Upon consummation of the Merger, US Airways Group and US Airways joined the 2013 Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the 2013 Credit Facilities were automatically increased.

Subject to certain limitations and exceptions, the 2013 Credit Facilities are secured by certain collateral, including certain route authorities and certain take-off and landing rights and gate leaseholds at certain airports. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Credit Facilities as further described below in “Collateral Related Covenants.”

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

The 2013 Citicorp Credit Facility consists of tranche B-1 term loans (Tranche B-1) and tranche B-2 term loans (Tranche B-2). As of June 30, 2015, $980 million was outstanding under Tranche B-1 and $588 million was outstanding under Tranche B-2. Voluntary prepayments may be made at any time.

As of June 30, 2015, the 2013 Citicorp Credit Facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. The applicable LIBOR margin is 2.75% for Tranche B-1 and 2.25% for Tranche B-2.

Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively (unless otherwise extended by the applicable parties), and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1.00% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.

Subject to certain limitations and exceptions, the obligations of US Airways under the 2013 Citicorp Credit Facility are secured by liens on certain take-off and landing rights at certain airports, and certain other assets of US Airways. US Airways is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Citicorp Credit Facility as further described below in “Collateral Related Covenants.”

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

2014 Credit Facilities

On October 10, 2014, American, AAG, US Airways Group and US Airways entered into a Credit and Guaranty Agreement (the 2014 Credit Agreement) with certain lenders. The 2014 Credit Agreement provides for a $750 million term loan facility (the 2014 Term Loan Facility) and a $400 million revolving credit facility (the 2014 Revolving Facility). The 2014 Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder. American may have letters of credit issued under the 2014 Revolving Facility in an aggregate amount outstanding at any time up to $300 million. As of June 30, 2015, there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.

On April 20, 2015, American refinanced its $750 million term loan facility (the $750 million 2015 Term Loan Facility and, together with the 2014 Revolving Facility, the 2014 Credit Facilities) to reduce the LIBOR margin from 3.50% to 3.00% and entered into certain amendments to reflect the release of certain existing collateral and the addition of certain new collateral, as well as the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. As of June 30, 2015, $750 million was outstanding under the $750 million 2015 Term Loan Facility.

The $750 million 2015 Term Loan Facility and 2014 Revolving Facility mature on October 10, 2021 and October 10, 2019, respectively, unless otherwise extended by the applicable parties. The $750 million 2015 Term Loan Facility is repayable in annual installments in an amount equal to 1.00% of the original principal balance with any unpaid balance due on the maturity date. Voluntary prepayments may be made by American at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following April 20, 2015.

The 2014 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75% in the case of the $750 million 2015 Term Loan Facility) plus an applicable LIBOR margin. If American’s corporate credit rating is Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin would be 2.75% for the $750 million 2015 Term Loan Facility. As of June 30, 2015, the applicable LIBOR margins were 2.75% and 3.00% for borrowings under the $750 million 2015 Term Loan Facility and the 2014 Revolving Facility, respectively.

Subject to certain limitations and exceptions, the 2014 Credit Facilities are secured by certain collateral, including certain route authorities and certain take-off and landing rights and gate leaseholds at certain airports. The obligations of American under the 2014 Credit Facilities are guaranteed by AAG, US Airways Group and US Airways. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2014 Credit Facilities as further described below in “Collateral Related Covenants.”

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

As of June 30, 2015, $1.0 billion of the escrowed proceeds from the 2015-1 EETCs have been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $796 million bearing interest at 3.375% per annum and Series B equipment notes in the amount of $223 million bearing interest at 3.70% per annum. Interest and principal payments on the equipment notes are payable semi-annually in May and November of each year, beginning in November 2015. The final payments on the Series A and Series B equipment notes will be due in May 2027 and May 2023, respectively. These equipment notes are secured by liens on 19 of the 2015 EETC Aircraft. The remaining $195 million of escrowed proceeds will be used to purchase equipment notes as the remaining nine new aircraft are delivered.

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

AAdvantage Loan

Effective January 2, 2015, American exercised its loan repayment right with respect to the full value of the outstanding balance of the AAdvantage Loan with Citibank for $400 million. In connection with the repayment, in the first quarter of 2015, American recognized an early debt extinguishment gain of approximately $17 million.

Obligations Associated with Special Facility Revenue Bonds

In December 2014, American acquired approximately $112 million aggregate principal amount of special facility revenue bonds related to the Tulsa International Airport, when such bonds were mandatorily tendered to American. The acquisition of these bonds resulted in an $11 million reduction of debt on our consolidated balance sheet and a $50 million reduction of a long-term operating lease obligation included in other long-term liabilities on our consolidated balance sheet as of December 31, 2014. American exercised its option to remarket approximately $104 million of these bonds in May 2015. The remarketed bonds will initially bear a coupon interest rate of 5% from the date of initial issuance and delivery of the bonds on May 27, 2015, until the day preceding June 1, 2025, on which date the bonds will be subject to mandatory tender. In connection with the remarketing of these special facility revenue bonds, American received cash proceeds of $112 million and recognized a total obligation of $62 million. Of that total obligation, $11 million is reflected as a capital lease and $51 million is reflected in other long-term liabilities on our condensed consolidated balance sheet as of June 30, 2015.

In June 2015, American exercised its right to adjust the interest rate on approximately $365 million aggregate principal amount of special facility revenue bonds, reflected as debt on our condensed consolidated balance sheet related to the John F. Kennedy International Airport. In connection with the adjustment to a new interest rate, the bonds are required to be purchased by American on August 3, 2015. American is in the process of remarketing the bonds at the new interest rate. The remarketed bonds are expected to be subject to mandatory tender for purchase by American on August 1, 2016. As a result, American reclassified $365 million to current maturities of long-term debt on our condensed consolidated balance sheet as of June 30, 2015.

Other Aircraft Financing Transactions

In the first six months of 2015, American prepaid $72 million principal amount of outstanding debt secured by certain aircraft.

In the first six months of 2015, we entered into loan agreements to borrow $465 million in connection with the financing of certain aircraft deliveries. The notes mature in 2025 through 2027 and bear interest at a rate of LIBOR plus an applicable margin.

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

Credit Ratings

The following table details our credit ratings as of June 30, 2015:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Credit Rating	Moody’s Corporate Family Rating
American Airlines Group.	BB-	B+	Ba3
American Airlines	BB-	B+	*

*	The credit agency does not rate this category for the respective entity.

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

Aircraft and Engine Purchase Commitments

As of June 30, 2015, we had definitive purchase agreements with Airbus, Boeing and other manufacturers for the acquisition of the following mainline and regional aircraft:

	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter	Total
Airbus
A320 Family	15	25	20	—	—	—	60
A320neo Family	—	—	—	—	25	75	100
A350 XWB	—	—	6	10	6	—	22
Boeing
737 Family	8	20	20	—	—	—	48
737 MAX Family	—	—	3	17	20	60	100
777-300 ER	1	2	—	—	—	—	3
787 Family	7	8	13	8	—	—	36
Bombardier
CRJ900 (1)	4	20	—	—	—	—	24
Embraer
ERJ175 (1)	18	24	12	—	—	—	54

Total	53	99	74	35	51	135	447

(1)	These aircraft may be operated by wholly-owned subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.

We also have agreements for 59 spare engines to be delivered in 2015 and beyond. Under all of our aircraft and engine purchase agreements, our total future commitments as of June 30, 2015 are expected to be as follows (approximately, in millions):

	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter	Total
Payments for American aircraft commitments and certain engines (1)	$2,490	$4,435	$4,036	$1,897	$2,626	$7,028	$22,512
Payments for US Airways aircraft commitments and certain engines (1)	$21	$118	$755	$1,023	$570	$—	$2,487

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted Boeing a security interest in its purchase deposits with Boeing. Our purchase deposits totaled $1.1 billion as of June 30, 2015.

In April 2015, we amended our delivery agreement with Boeing to defer four 787 aircraft from 2016 to 2017 and one 787 aircraft from 2017 to 2018. On June 11, 2015, we amended our delivery agreement with Airbus to defer delivery of 10 A320neo family aircraft in 2017 and 25 A320neo family aircraft in 2018 to years 2021 through 2023. These deferrals are reflected in the table above.

As of June 30, 2015, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 60 Airbus A320 family aircraft, 28 Boeing 787 family aircraft, 13 Boeing 737 family aircraft, six Airbus A350 XWB aircraft, three Boeing 737 MAX family aircraft and three Boeing 777-300 ER aircraft. In addition, we did not have financing commitments in place for aircraft currently on order and scheduled to be delivered in 2018 and beyond. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully.”

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

Labor Agreements

On January 3, 2015, we reached a tentative agreement with the Allied Pilots Association on a five-year joint collective bargaining agreement, which was ratified on January 30, 2015. The new, higher pay rates were implemented retroactive to December 2, 2014. We estimate that the ratified contract will increase our 2015 cost of pilot compensation and benefits by approximately $650 million, of which $99 million has been reflected as a special charge in the first six months of 2015 condensed consolidated financial statements.

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

AAG Contractual Obligations

The following table provides details of our future cash contractual obligations as of June 30, 2015:

	Payments Due by Period
	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter	Total
American
Debt and capital lease obligations (1), (3)	$433	$1,131	$998	$893	$1,018	$7,296	$11,769
Interest obligations (2), (3)	269	517	456	477	412	1,181	3,312
Commitments for aircraft and engine purchases (4)	2,490	4,435	4,036	1,897	2,626	7,028	22,512
Operating lease commitments (5)	702	1,313	1,262	1,162	1,089	5,209	10,737
Regional capacity purchase agreements (6)	275	591	465	447	430	2,222	4,430
Minimum pension obligations (7)	—	—	—	—	853	3,606	4,459
Retiree medical and other purchase obligations	326	267	220	191	169	374	1,547

Total American Contractual Obligations	$4,495	$8,254	$7,437	$5,067	$6,597	$26,916	$58,766

AAG Parent, US Airways Group and Other AAG Subsidiaries
Debt and capital lease obligations (1), (3)	$257	$971	$404	$1,042	$2,162	$2,234	$7,070
Interest obligations (2), (3)	168	322	295	262	198	291	1,536
Commitments for aircraft and engine purchases (4)	21	118	755	1,023	570	—	2,487
Operating lease commitments (5)	337	644	594	447	349	782	3,153
Regional capacity purchase agreements (6)	553	1,062	1,054	790	674	1,107	5,240
Retiree medical and other purchase obligations	5	9	9	9	7	35	74

Total AAG Contractual Obligations	$5,836	$11,380	$10,548	$8,640	$10,557	$31,365	$78,326

(1)	Amounts represent contractual amounts due. For American, excludes $29 million and for US Airways Group, excludes $16 million of unamortized debt discount as of June 30, 2015.

(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at June 30, 2015.

(3)

For American, includes $5.2 billion of future principal payments and $1.3 billion of future interest payments, respectively, and for US Airways Group, includes $2.6 billion of future principal payments and $786 million of future interest payments, respectively, as of June 30, 2015, related to EETCs associated with mortgage financings for the purchase of certain aircraft.

(4)

See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about the obligations of American and US Airways Group.

(5)

For American, includes $244 million and for US Airways Group, includes $1.7 billion of future minimum lease payments related to EETCs associated with leveraged lease financings of certain aircraft as of June 30, 2015.

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

Critical Accounting Policies and Estimates

In the second quarter of 2015, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2014 Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB deferred the effective date of this new standard to December 15, 2017 for public entities. Early application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is not expected to have a material impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AAG’s Market Risk Sensitive Instruments and Positions

Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2014 10-K except as updated below.

Aircraft Fuel

During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. We have not entered into any transactions to hedge our fuel consumption since December 9, 2013 and, accordingly, as of June 30, 2015, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Our 2015 forecasted mainline and regional fuel consumption is presently approximately 4.3 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $43 million increase in annual expense.

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

Venezuela Cash and Short-term Investments

As of June 30, 2015, we had approximately $629 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $8 million valued at 12.8 bolivars to the U.S. dollar, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

During 2014, we significantly reduced capacity in the Venezuelan market and we are no longer accepting bolivars as payment for airline tickets. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the additional uncertainty posed by the recent changes to the foreign exchange regulations and the continued deterioration of economic conditions in Venezuela. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

American’s Market Risk Sensitive Instruments and Positions

American’s primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. American’s exposure to these market risks has not changed materially from its exposure discussed in its 2014 10-K except as updated below.

Aircraft Fuel

During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. American has not entered into any transactions to hedge its fuel consumption since December 9, 2013 and, accordingly, as of June 30, 2015, American did not have any fuel hedging contracts outstanding to hedge American’s fuel consumption. As such, and assuming American does not enter into any future transactions to hedge its fuel consumption, American will continue to be fully exposed to fluctuations in fuel prices. American’s current policy is not to enter into transactions to hedge its fuel consumption, although American reviews that policy from time to time based on market conditions and other factors. American’s 2015 forecasted mainline and regional fuel consumption is presently approximately 2.8 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $28 million increase in annual expense.

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

Venezuela Cash and Short-term Investments

As of June 30, 2015, American had approximately $629 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $8 million valued at 12.8 bolivars to the U.S. dollar, with the rate depending on the date American submitted its repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

During 2014, American significantly reduced capacity in the Venezuelan market and is no longer accepting bolivars as payment for airline tickets. American is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the additional uncertainty posed by the recent changes to the foreign exchange regulations and the continued deterioration of economic conditions in Venezuela. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by American and can significantly affect the value of American’s assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect American’s business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of June 30, 2015 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are in the process of integrating policies, processes, people, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in internal controls related to the integration of US Airways Group and its subsidiaries into the post-Merger combined company, including the related adoption of common financial reporting and internal control practices for the combined company and associated updates and improvements to the combined control environment, during the quarter ended June 30, 2015, there has been no change in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2015.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and we repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As of June 30, 2015, there were approximately 26.0 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and we repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

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

DOJ Civil Investigative Demand. In June 2015, we received a Civil Investigative Demand (CID) from the United States Department of Justice (DOJ) as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from us, and other airlines have announced that they have received similar requests. We intend to cooperate fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, we, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in a number of putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits are the subject of multiple motions to consolidate them in a single forum. Both the DOJ process and these lawsuits are in their very early stages and we intend to defend the lawsuits vigorously.

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

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years and continue to be volatile.

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

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. We have not entered into any transactions to hedge our fuel consumption since December 9, 2013 and, accordingly, as of June 30, 2015, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

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

Low-cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines. Some low-cost carriers, which have cost structures lower than ours, have better recent financial performance and have announced growth strategies including commitments to acquire significant numbers of aircraft for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our overall performance. For example, as a result of divestitures completed in connection with gaining regulatory approval for the Merger, low-fare, low-cost carriers have gained additional access in a number of markets, including DCA, a Slot-controlled airport. In addition, the Wright Amendment Reform Act reduced, and has now eliminated all, domestic non-stop geographic restrictions on operations by Southwest Airlines and other carriers at Dallas Love Field (DAL). The two gates at DAL that we divested as part of our settlement of antitrust litigation related to the Merger have been allocated to Virgin America, a low-cost carrier. The changed operating rules at DAL and that divestiture have increased low-cost carrier competition for our hub at Dallas/Fort Worth (DFW). The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.

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

The Merger involves the combination of two companies that operated as independent public companies prior to the Merger, and each of which operated its own international network airline. Historically, the integration of separate airlines has often proven to be more time consuming and to require more resources than initially estimated. Although we received a single operating certificate from the FAA for American and US Airways on April 8, 2015, we must devote significant management attention and resources to integrating our business practices, cultures and operations. Potential difficulties we may encounter as part of the integration process include the following:

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

See “We face challenges in integrating our computer, communications and other technology systems”below.

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

Our business plan contemplates significant investments in modernizing our fleet and integrating American and US Airways businesses. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of June 30, 2015, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2015-2019 would be approximately $18.0 billion, of which $15.5 billion represents commitments by American. We also currently anticipate cash transition costs to integrate our businesses following the Merger to be approximately $1.2 billion, although these costs could exceed our expectations. Accordingly, we will need substantial financing or other capital resources. In addition, as of the date of this report, we had not secured financing commitments for some of the aircraft that we have on order, and we cannot be assured of the availability or cost of that financing. In particular, as of June 30, 2015, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 60 Airbus A320 family aircraft, 28 Boeing 787 family aircraft, 13 Boeing 737 family aircraft, six Airbus A350 XWB aircraft, three Boeing 737 MAX family aircraft and three Boeing 777-300 ER aircraft. In addition, we did not have financing commitments in place for aircraft currently on order and scheduled to be delivered in 2018 and beyond. The number of aircraft for which we do not have financing may change as we exercise purchase options or otherwise change our purchase and delivery schedules. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may only be available on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

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

In addition, operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of Slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each Slot represents the authorization to land at or take-off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the FAA currently regulates the allocation of

Slot or Slot exemptions at DCA and three New York City airports: Newark Liberty, JFK and LaGuardia. Our operations at these airports generally require the allocation of Slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London Heathrow, Paris and other airports outside the U.S. are regulated by local Slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. We cannot provide any assurance that regulatory changes regarding the allocation of Slots or similar regulatory authority will not have a material adverse impact on our operations.

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

In particular, fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency. For example, the business environment in Venezuela has been challenging, with economic uncertainty fueled by currency devaluation, high inflation and governmental restrictions, including currency exchange and payment controls, price controls and the possibility of expropriation of property or other resources. As of June 30, 2015, we had approximately $629 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance includes approximately $621 million valued at 6.3 bolivars to the U.S. dollar and approximately $8 million valued at 12.8 bolivars to the U.S. dollar, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. These rates are materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

During 2014, we significantly reduced capacity in the Venezuelan market and we are no longer accepting bolivars as payment for airline tickets. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the continued deterioration of economic conditions in Venezuela and the additional uncertainty posed by the recent changes to the foreign exchange regulations, which created three new additional markets, as well as a new exchange rate to be utilized in those markets. The new exchange rate for transactions effected on those markets is intended to fluctuate based on supply and demand and was approximately 197 bolivars to the dollar as of June 30, 2015 (as reported by the Venezuelan Central Bank). Although the new regulations do not abolish the prior exchange rates at which we are valuing our bolivar balances, it is still uncertain what impact these new regulations will have on the foreign exchange environment or whether the Venezuelan government will announce further changes to the foreign exchange regulations that may have the effect of materially adversely affecting our ability to repatriate the local currency we hold in Venezuela or the exchange rate applicable thereto.

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

Similarly, within the U.S., there is an increasing trend toward regulating GHG emissions directly under the Clean Air Act (CAA). In response to a 2012 ruling by the U.S. District Court for the District of Columbia, the EPA announced in June 2015 a proposed endangerment finding that aircraft GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. A public hearing regarding the proposed endangerment finding is expected to be held in August 2015. If the EPA makes a positive endangerment finding, the EPA is obligated under the CAA to set GHG emission standards for aircraft. In addition, several states have adopted or are considering initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional GHG cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing, and we cannot yet determine what the final regulatory programs or their impact will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.

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

In particular, an outbreak of a contagious disease such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, or any other influenza-type illness, if it were to persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.

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

As part of a capital deployment program, in July 2014, our Board of Directors authorized a $1.0 billion share repurchase program, which was completed in 2014, and in January 2015, our Board of Directors authorized a $2.0 billion share repurchase program to be completed no later than December 31, 2016. In addition, in July 2015, our Board of Directors authorized a new $2.0 billion share repurchase program to be completed no later than December 31, 2016. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. This share repurchase program does not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The repurchase program may be limited, suspended or discontinued at any time without prior notice.

Although our Board of Directors declared cash dividends in July 2014, October 2014, January 2015, April 2015 and July 2015 as part of the capital deployment program, any future dividends that may be declared and paid from time to time under our capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our capital deployment program does not obligate us to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will be able to pay dividends in the future.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to our purchases of shares of AAG Common Stock during the three months ended June 30, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program (a)	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
April 2015	3,107,745	$49.03	3,107,745	$1,658
May 2015	4,388,313	$45.18	4,388,313	$1,460
June 2015	9,797,669	$41.04	9,797,669	$1,057

(a)

On January 27, 2015, we announced that our Board of Directors had authorized a new $2.0 billion share repurchase program to be completed by the end of 2016. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. This share repurchase program does not obligate us to repurchase any specific number of shares for any fixed period and may be suspended at any time at our discretion.

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

American Airlines Group Inc.

Date: July 23, 2015	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: July 23, 2015	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 8, dated as of June 11, 2015, to the A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified.*

10.2	Supplemental Agreement No. 6, dated as of April 21, 2015, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company, dated October 15, 2008, as amended, restated, amended and restated, supplemented or otherwise modified.*

10.3	Supplemental Agreement No. 3, dated as of May 22, 2015, to Purchase Agreement No. 03735 by and between American Airlines, Inc. and The Boeing Company, dated February 1, 2013 Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified.*

10.4	First Amendment and Restatement Agreement, dated April 20, 2015, in relation to the Credit and Guaranty Agreement, dated as of October 10, 2014 (as amended), among American Airlines, Inc., American Airlines Group Inc. (formerly known as AMR Corporation), US Airways Group, Inc., US Airways, Inc., the Revolving Lenders (as defined therein) party thereto, the 2015 Term Loan Lenders (as defined therein) party thereto and Citibank N.A., as administrative agent and collateral agent.

10.5	First Amendment and Restatement Agreement, dated May 21, 2015, in relation to the Credit and Guaranty Agreement, dated as of June 27, 2013 (as amended), among American Airlines, Inc., American Airlines Group Inc. (formerly known as AMR Corporation), US Airways Group, Inc., US Airways, Inc., the Revolving Lenders (as defined therein) party thereto, the 2015 Term Loan Lenders (as defined therein) party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.

10.6	Amendment No. 1 to Intercreditor Agreement (2014-1), dated as of June 24, 2015, by and among American Airlines, Inc., Credit Agricole Corporate and Investment Bank, as Class A and Class B liquidity provider and Wilmington Trust Company, as subordination agent and trustee.

12.1	Computation of ratio of earnings to fixed charges of American Airlines Group Inc. for the three and six months ended June 30, 2015 and 2014.

12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the three and six months ended June 30, 2015 and 2014.

31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Confidential treatment has been requested with respect to certain portions of this agreement.