Form 10-Q
period 2015-09-30
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2015-10-23
CIK 6201, 4515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

As of October 16, 2015, there were 630,325,539 shares of American Airlines Group Inc. common stock outstanding.

As of October 16, 2015, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.

American Airlines, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2015

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

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about the benefits of the Merger, including future financial and operating results, our plans, objectives, expectations and intentions, and other statements that are not historical facts, such as, without limitation, statements that discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A. Risk Factors and the following: significant operating losses in the future; downturns in economic conditions that adversely affect our business; the impact of continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel; competitive practices in the industry, including the impact of low cost carriers, airline alliances and industry consolidation; the challenges and costs of integrating operations and realizing anticipated synergies and other benefits of the Merger; our substantial indebtedness and other obligations and the effect they could have on our business and liquidity; an inability to obtain sufficient financing or other capital to operate successfully and in accordance with our current business plan; increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates; the effect our high level of fixed obligations may have on our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments and adverse economic and industry conditions; our significant pension and other post-employment benefit funding obligations; the impact of any failure to comply with the covenants contained in financing arrangements; provisions in credit card processing and other commercial agreements that may materially reduce our liquidity; the impact of union disputes, employee strikes and other labor-related disruptions; any inability to maintain labor costs at competitive levels; interruptions or disruptions in service at one or more of our hub airports; costs of ongoing data security compliance requirements and the impact of any significant data security breach; any inability to obtain and maintain adequate facilities, infrastructure and Slots to operate our flight schedule and expand or change our route network; our reliance on third-party regional operators or third-party service providers that have the ability to affect our revenue and the public’s perception about our services; any inability to effectively manage the costs, rights and functionality of third-party distribution channels on which we rely; extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages; the impact of the heavy taxation on the airline industry; changes to our business model that may not successfully increase revenues and may cause operational difficulties or decreased demand; the loss of key personnel or inability to attract and retain additional qualified personnel; the impact of conflicts overseas, terrorist attacks and ongoing security concerns; the global scope of our business and any associated economic and political instability or adverse effects of events, circumstances or government actions beyond our control, including the impact of foreign currency exchange rate fluctuations and limitations on the repatriation of cash held in foreign countries; the impact of environmental regulation; our reliance on technology and automated systems and the impact of any failure of these technologies or systems; challenges in integrating our computer, communications and other technology systems; losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators; delays in scheduled aircraft deliveries, or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected; our dependence on a limited number of suppliers for aircraft, aircraft engines and parts; the impact of changing economic and other conditions beyond our control, including global events that affect travel behavior such as an outbreak of a contagious disease, and volatility and fluctuations in our results of operations due to seasonality; the effect of a higher than normal number of pilot retirements and a potential shortage of pilots; the impact of possible future increases in insurance costs or reductions in available insurance coverage; the effect of a lawsuit that was filed in connection with the Merger remains pending; an inability to use net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards); any impairment in the amount of goodwill we recorded as a result of the application of the acquisition method of accounting and an inability to realize the full value of AAG’s and American’s respective intangible or long-lived assets and any material impairment charges that would be recorded as a result; actions that American may take in connection with its integration with US Airways that may not be to its advantage on a stand-alone basis; price volatility of our common stock; the effects of our capital deployment program and the limitation, suspension or discontinuation of our share repurchase program or dividend payments thereunder; delay or prevention of stockholders’ ability to change the composition of our Board of Directors and the effect this may have on takeover attempts that some of our stockholders might consider beneficial; the effect of provisions of our Restated Certificate of Incorporation (the Certificate of Incorporation) and Amended and Restated Bylaws (the Bylaws) that limit ownership and voting of our equity interests, including our common stock; the effect of limitations in our Certificate of Incorporation on acquisitions and dispositions of our common stock designed to protect our NOL Carryforwards and certain other tax attributes, which may limit the liquidity of our common stock; other economic, business, competitive, and/or regulatory factors affecting our business, including those set forth in this Quarterly Report on Form 10-Q (especially in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in our other filings with the Securities and Exchange Commission (the SEC), and other risks and uncertainties listed from time to time in our filings with the SEC.

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

ITEM 1A.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues:
Mainline passenger	$7,654	$8,093	$22,298	$23,564
Regional passenger	1,699	1,665	4,910	4,779
Cargo	180	215	568	643
Other	1,173	1,166	3,584	3,504

Total operating revenues	10,706	11,139	31,360	32,490
Operating expenses:
Aircraft fuel and related taxes	1,593	2,829	4,912	8,370
Salaries, wages and benefits	2,404	2,137	7,141	6,419
Regional expenses	1,518	1,668	4,536	4,919
Maintenance, materials and repairs	456	529	1,452	1,528
Other rent and landing fees	432	431	1,290	1,297
Aircraft rent	308	306	941	937
Selling expenses	366	393	1,051	1,196
Depreciation and amortization	336	334	1,013	960
Special items, net	163	221	610	335
Other	1,131	1,031	3,278	3,140

Total operating expenses	8,707	9,879	26,224	29,101

Operating income	1,999	1,260	5,136	3,389
Nonoperating income (expense):
Interest income	10	7	29	22
Interest expense, net of capitalized interest	(219)	(210)	(651)	(667)
Other, net	(81)	(108)	(143)	(99)

Total nonoperating expense, net	(290)	(311)	(765)	(744)

Income before income taxes	1,709	949	4,371	2,645
Income tax provision	16	7	42	360

Net income	$1,693	$942	$4,329	$2,285

Earnings per share:
Basic	$2.56	$1.31	$6.34	$3.17
Diluted	$2.49	$1.28	$6.17	$3.10
Weighted average shares outstanding (in thousands):
Basic	661,869	719,067	682,337	721,213
Diluted	680,739	735,196	701,760	737,100
Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.10

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,693	$942	$4,329	$2,285
Other comprehensive income (loss):
Defined benefit pension plans and retiree medical	(26)	(38)	(79)	(142)
Derivative financial instruments:
Change in fair value	—	—	—	(54)
Reclassification into earnings	—	(7)	(9)	5
Unrealized loss on investments:
Net change in value	(4)	(2)	(4)	—
Reversal of non-cash tax provision	—	—	—	330

Total other comprehensive income (loss)	(30)	(47)	(92)	139

Total comprehensive income	$1,663	$895	$4,237	$2,424

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$1,016	$994
Short-term investments	7,857	6,309
Restricted cash and short-term investments	710	774
Accounts receivable, net	1,828	1,771
Aircraft fuel, spare parts and supplies, net	1,010	1,004
Prepaid expenses and other	1,285	1,260

Total current assets	13,706	12,112
Operating property and equipment
Flight equipment	31,872	28,213
Ground property and equipment	6,262	5,900
Equipment purchase deposits	1,073	1,230

Total property and equipment, at cost	39,207	35,343
Less accumulated depreciation and amortization	(12,915)	(12,259)

Total property and equipment, net	26,292	23,084
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $491 and $447, respectively	2,261	2,240
Other assets	2,365	2,244

Total other assets	8,717	8,575

Total assets	$48,715	$43,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1,712	$1,708
Accounts payable	1,525	1,377
Accrued salaries and wages	1,162	1,194
Air traffic liability	4,811	4,252
Frequent flyer liability	2,649	2,807
Other accrued liabilities	2,302	2,097

Total current liabilities	14,161	13,435
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	18,849	16,196
Pension and postretirement benefits	7,433	7,562
Deferred gains and credits, net	709	829
Bankruptcy settlement obligations	177	325
Other liabilities	3,624	3,403

Total noncurrent liabilities	30,792	28,315
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 640,107,543 shares issued and outstanding at September 30, 2015; 697,474,535 shares issued and outstanding at December 31, 2014	6	7
Additional paid-in capital	12,852	15,135
Accumulated other comprehensive loss	(4,651)	(4,559)
Accumulated deficit	(4,445)	(8,562)

Total stockholders’ equity	3,762	2,021

Total liabilities and stockholders’ equity	$48,715	$43,771

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$6,021	$2,276
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(4,621)	(4,006)
Purchases of short-term investments	(7,717)	(3,603)
Sales of short-term investments	6,167	4,993
Decrease in restricted cash and short-term investments	64	160
Net proceeds from slot transaction	—	307
Proceeds from sale of an investment	52	—
Proceeds from sale of property and equipment	23	24

Net cash used in investing activities	(6,032)	(2,125)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(1,821)	(2,780)
Proceeds from issuance of long-term debt	4,463	2,407
Deferred financing costs	(69)	(68)
Sale-leaseback transactions	43	531
Exercise of stock options	—	9
Treasury stock repurchases	(2,411)	(155)
Dividend payment	(206)	(72)
Other financing activities	34	15

Net cash provided by (used in) financing activities	33	(113)

Net increase in cash	22	38
Cash at beginning of period	994	1,140

Cash at end of period	$1,016	$1,178

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$60	$5,469
Capital lease obligations	5	479
Supplemental information:
Interest paid, net of amounts capitalized	648	640
Income taxes paid	22	8

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB issued ASU 2015-14, which deferred the effective date of this new standard to periods beginning after December 15, 2017 for public entities. Early application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s condensed consolidated financial statements.

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

In connection with the Chapter 11 Cases, trading in AMR’s common stock and certain debt securities on the New York Stock Exchange (NYSE) was suspended on January 5, 2012, and AMR’s common stock and such debt securities were delisted from the NYSE on January 30, 2012. On January 5, 2012, AMR’s common stock began trading under the symbol “AAMRQ” (CUSIP 001765106) on the OTCQB marketplace, operated by OTC Markets Group. Pursuant to the Plan, on the Effective Date (i) all existing shares of AAG’s old common stock formerly traded under the symbol “AAMRQ” were canceled and (ii) the Company was authorized to issue up to approximately 544 million shares of common stock, par value $0.01 per share, of AAG (AAG Common Stock) by operation of the Plan (excluding shares of AAG Common Stock issuable pursuant to the Merger Agreement). On the Effective Date, the AAG Common Stock was listed on the NASDAQ Global Select Market under the symbol “AAL,” and AAMRQ ceased trading on the OTCQB marketplace.

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

The Disputed Claims Reserve established under the Plan initially was issued 30.4 million shares, which shares are reserved for distributions to holders of disputed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) whose claims ultimately become allowed as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As of September 30, 2015, there were approximately 25.3 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to the Company but rather will be distributed to former AMR shareholders as of the Effective Date. The Company is not required to distribute additional shares above the limits contemplated by the Plan.

Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 13 for more information.

The reconciliation process with respect to the remaining claims is expected to take considerable time. The Company’s estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in bankruptcy settlement obligations on the Company’s condensed consolidated balance sheet as of September 30, 2015. As these claims are resolved, or where better information becomes available and is evaluated, the Company will make adjustments to the liabilities recorded on its condensed consolidated financial statements as appropriate. Any such adjustments could be material to the Company’s financial position or results of operations in any given period.

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

Availability and Utilization of Net Operating Losses

Upon emergence from bankruptcy, the Debtors experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which could potentially limit the ability to utilize certain tax attributes including the Debtors’ substantial net operating losses (NOLs). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. The Debtors elected to be covered by certain special rules for federal income tax purposes that permit approximately $9.0 billion of the federal NOLs carried over from prior taxable years (NOL Carryforwards) to be utilized without regard to the annual limitation generally imposed by Section 382.

Moreover, an ownership change subsequent to the Debtors’ emergence from bankruptcy may further limit or effectively eliminate the ability to utilize the Debtors’ NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on the Debtors’ ability to utilize the NOL Carryforwards, AAG’s Restated Certificate of Incorporation (the Certificate of Incorporation) contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of the Certificate of Incorporation was attached as Exhibit 3.1 to a Current Report on Form 8-K filed by the Company with the SEC on December 9, 2013.

3. Bankruptcy Settlement Obligations

The components of bankruptcy settlement obligations on the condensed consolidated balance sheets are as follows (in millions):

	September 30, 2015	December 31, 2014
Single-Dip Equity Obligations	$135	$248
Labor-related deemed claim	42	77

Total	$177	$325

The amount of the remaining Single-Dip Equity Obligations at September 30, 2015 is the Company’s estimate of its obligation for disputed claims of $135 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at September 30, 2015. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

In exchange for employees’ contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. As of September 30, 2015, the remaining liability to certain AMR labor groups and employees of $42 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such obligation, measured as if the obligation was settled using the closing price of AAG Common Stock at September 30, 2015. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

On February 10, 2015 and July 14, 2015, approximately 0.8 million and 0.6 million shares, respectively, of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and 0.1 million shares in the aggregate were withheld or sold on account of related tax obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

4. Special Items

Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Mainline operating special items, net (a)	$163	$221	$610	$335

(a)

The 2015 third quarter mainline operating special items totaled a net charge of $163 million, which principally included $196 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training, as well as a $38 million charge in connection with the dissolution of the Texas Aero Engine Services joint venture. These charges were offset in part by a $66 million credit related to proceeds received from a legal settlement. The 2015 nine month period mainline operating special items totaled a net charge of $610 million, which principally included $633 million of merger integration expenses as described above, a net $99 million charge related to the Company’s new pilot joint collective bargaining agreement and a $38 million charge in connection with the dissolution of the Texas Aero Engine Services joint venture. These charges were offset in part by a net $75 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations and a $66 million credit related to proceeds received from a legal settlement.

The 2014 third quarter mainline operating special items totaled a net charge of $221 million, which principally included $166 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, re-branding of aircraft and airport facilities, relocation and training, as well as $99 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other spare parts asset impairments. These charges were offset in part by a net $40 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. The 2014 nine month period mainline operating special items totaled a net charge of $335 million, which principally included $530 million of merger integration expenses as described above, $99 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values and other spare parts asset impairments, as well as $46 million in charges primarily relating to the buyout of certain aircraft leases. These charges were offset in part by a $309 million gain on the sale of Slots at Ronald Reagan Washington National Airport and a net $35 million credit for bankruptcy related items as described above.

The following additional amounts are also included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Regional operating special items, net (a)	$2	$2	$20	$7
Nonoperating special items, net (b)	21	50	2	101
Income tax special items, net (c)	6	8	22	352

(a)	The 2015 and 2014 third quarter and nine month period regional operating special items principally related to merger integration expenses.

(b)

The 2015 third quarter nonoperating special items totaled a net charge of $21 million, which was primarily due to non-cash write offs of unamortized debt discount and debt issuance costs associated with the purchase and subsequent remarketing of certain special facility revenue bonds. The 2015 nine month period nonoperating special items totaled a net charge of $2 million, which principally included $40 million in charges primarily related to non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing the Company’s secured term loan facilities, prepayments of certain aircraft financings and the purchase and subsequent remarketing of certain special facility revenue bonds. These charges were offset in part by a $22 million gain associated with the sale of an investment and a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank.

The 2014 third quarter nonoperating special items totaled a net charge of $50 million, which was primarily due to early debt extinguishment costs related to the prepayment of American’s 7.50% senior secured notes and other indebtedness. The 2014 nine month period nonoperating special items totaled a net charge of $101 million, which primarily included $54 million of early debt extinguishment costs as described above and $33 million of non-cash interest accretion on the bankruptcy settlement obligations.

(c)	The 2015 third quarter and nine month period tax special items were the result of a non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

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

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) (in millions, except share and per share amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic EPS:
Net income	$1,693	$942	$4,329	$2,285
Weighted-average common shares outstanding (in thousands)	661,869	719,067	682,337	721,213

Basic EPS	$2.56	$1.31	$6.34	$3.17

Diluted EPS:
Net income	$1,693	$942	$4,329	$2,285
Change in fair value of conversion feature on 7.25% convertible senior notes (a)	—	—	—	3

Net income for purposes of computing diluted EPS	$1,693	$942	$4,329	$2,288
Share computation for diluted earnings per share (in thousands):
Weighted-average shares outstanding	661,869	719,067	682,337	721,213
Dilutive effect of stock awards	18,870	16,129	19,423	14,610
Assumed conversion of convertible senior notes	—	—	—	1,277

Weighted average common shares outstanding	680,739	735,196	701,760	737,100

Diluted EPS	$2.49	$1.28	$6.17	$3.10

The following were excluded from the calculation of diluted EPS (in thousands):
Stock options, SARs and RSUs because inclusion would be antidilutive	1,094	248	667	288

(a)

In March 2014, the Company notified the holders of US Airways Group’s 7.25% convertible senior notes that it had elected to settle all future conversions solely in cash instead of shares of AAG Common Stock in accordance with the related indenture. Thus, the diluted shares included the weighted average impact of the 7.25% convertible senior notes only for the period from January 1, 2014 to March 12, 2014. For purposes of computing diluted earnings per share under GAAP, the Company was required to adjust the numerator by the change in fair value of the conversion feature from March 12, 2014 to May 15, 2014, which increased GAAP net income by $3 million for the nine months ended September 30, 2014.

6. Share Repurchase Program and Dividend

On January 27, 2015, the Company announced that its Board of Directors had authorized a $2.0 billion share repurchase program, which was completed in the third quarter of 2015. In July 2015, the Company announced that its Board of Directors had authorized an additional $2.0 billion share repurchase program to be completed by the end of 2016. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company’s discretion. During the three months ended September 30, 2015, the Company repurchased 38.4 million shares of AAG Common Stock for $1.6 billion at a weighted average cost per share of $40.56. During the nine months ended September 30, 2015, the Company repurchased 59.5 million shares of AAG Common Stock for $2.5 billion at a weighted average cost per share of $42.00.

        In January 2015, the Company announced that its Board of Directors had declared a $0.10 per share dividend for shareholders of record on February 9, 2015, and payable on February 23, 2015.

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

The total cash payment for dividends during the three and nine months ended September 30, 2015 was $67 million and $206 million, respectively. Any future dividends that may be declared and paid from time to time under the Company’s capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The Company’s capital deployment program does not obligate it to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at the Company’s discretion.

7. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2015	December 31, 2014
Secured
2013 Credit Facilities, variable interest rate of 3.25%, installments through 2020	$1,867	$1,872
2014 Credit Facilities, variable interest rate of 3.50%, installments through 2021	750	750
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019	980	990
2013 Citicorp Credit Facility tranche B-2, variable interest rate of 3.00%, installments through 2016	588	594
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.38% to 9.75%, maturing from 2015 to 2027	8,891	7,028
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.59% to 8.48%, maturing from 2015 to 2027	3,747	2,952
Special facility revenue bonds, fixed interest rates ranging from 2.00% to 8.00%, maturing from 2016 to 2035	1,080	1,100
AAdvantage Loan, effective rate of 8.30%	—	433
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2015 to 2028	940	994

	18,843	16,713

Unsecured
5.50% senior notes, interest only payments until due in 2019	750	750
6.125% senior notes, interest only payments until due in 2018	500	500
4.625% senior notes, interest only payments until due in 2020	500	—

	1,750	1,250

Total long-term debt and capital lease obligations	20,593	17,963
Less: Total unamortized debt discount	32	59
Less: Current maturities	1,712	1,708

Long-term debt and capital lease obligations, net of current maturities	$18,849	$16,196

2013 Credit Facilities

On May 21, 2015, American refinanced its $1.9 billion term loan facility (the $1.9 billion 2015 Term Loan Facility and, together with a $1.4 billion revolving credit facility, the 2013 Credit Facilities) to extend the maturity date to June 29, 2020 and reduce the LIBOR margin from 3.00% to 2.75%. In addition, American entered into certain amendments to reflect the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The LIBOR margin under the $1.9 billion 2015 Term Loan Facility may vary based on American’s credit ratings. As of September 30, 2015, as a result of American’s improved credit ratings, the LIBOR margin was 2.50%.

2014 Credit Facilities

On April 20, 2015, American refinanced its $750 million term loan facility (the $750 million 2015 Term Loan Facility and, together with a $400 million revolving credit facility, the 2014 Credit Facilities) to reduce the LIBOR margin from 3.50% to 3.00% and entered into certain amendments to reflect the release of certain existing collateral and the addition of certain new collateral, as well as the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The LIBOR margin under the $750 million 2015 Term Loan Facility may vary based on American’s credit ratings. As of September 30, 2015, as a result of American’s improved credit ratings, the LIBOR margin was 2.75%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

2015-1 EETCs

In March 2015, American created two pass-through trusts which issued approximately $1.2 billion aggregate face amount of Series 2015-1 Class A and Class B EETCs (the 2015-1 EETCs) in connection with the financing of 28 aircraft owned by American (the 2015 EETC Aircraft).

As of September 30, 2015, the entire $1.2 billion of the proceeds from the sale of the 2015-1 EETCs has been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $948 million bearing interest at 3.375% per annum and Series B equipment notes in the amount of $266 million bearing interest at 3.70% per annum. Interest and principal payments on the equipment notes are payable semi-annually in May and November of each year, beginning in November 2015. The final payments on the Series A and Series B equipment notes will be due in May 2027 and May 2023, respectively. These equipment notes are secured by liens on the 2015 EETC Aircraft.

2015-2 EETCs

In September 2015, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2015-2 Class AA, Class A and Class B EETCs (the 2015-2 EETCs) in connection with the financing of 21 aircraft owned by American (the 2015-2 EETC Aircraft).

As of September 30, 2015, the entire $1.1 billion of the proceeds from the sale of the 2015-2 EETCs has been used to purchase equipment notes issued by American in three series: Series AA equipment notes in the amount of $583 million bearing interest at 3.60% per annum, Series A equipment notes in the amount of $239 million bearing interest at 4.00% per annum and Series B equipment notes in the amount of $239 million bearing interest at 4.40% per annum. Interest and principal payments on the equipment notes are payable semi-annually in March and September of each year, with interest payments beginning in March 2016 and principal payments beginning in September 2016. The final payments on the Series AA and Series A equipment notes will be in September 2027 and the final payments on the Series B equipment notes will be in September 2023. These equipment notes are secured by liens on the 2015-2 EETC Aircraft.

4.625% Senior Notes

In March 2015, the Company issued $500 million aggregate principal amount of 4.625% senior notes due 2020 (the 4.625% senior notes). These notes bear interest at a rate of 4.625% per annum and are payable semi-annually in arrears on each March 1 and September 1, which began on September 1, 2015. The 4.625% senior notes mature on March 1, 2020 and are fully and unconditionally guaranteed by American, US Airways Group and US Airways, Inc. (US Airways). The 4.625% senior notes are senior unsecured obligations of the Company. The indenture for the 4.625% senior notes contains covenants and events of default generally customary for similar financings. In addition, if the Company experiences specific kinds of changes of control, the Company must offer to repurchase the 4.625% senior notes in whole or in part at a repurchase price of 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to (but not including) the repurchase date. Upon the occurrence of certain events of default, the 4.625% senior notes may be accelerated and become due and payable.

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

Obligations Associated with Special Facility Revenue Bonds

In December 2014, American acquired approximately $112 million aggregate principal amount of special facility revenue bonds related to the Tulsa International Airport, when such bonds were mandatorily tendered to American. The acquisition of these bonds resulted in an $11 million reduction of debt on American’s consolidated balance sheet and a $50 million reduction of a long-term operating lease obligation included in other long-term liabilities on American’s consolidated balance sheet as of December 31, 2014. American exercised its option to remarket approximately $104 million of these bonds in May 2015. The remarketed bonds bear interest at 5.0% per annum from the date of initial issuance and delivery of the bonds on May 27, 2015, until the day preceding June 1, 2025, on which date the bonds will be subject to mandatory tender for purchase by American. In connection with the remarketing of these special facility revenue bonds, American received cash proceeds of $112 million and recognized a total obligation of $62 million. Of that total obligation, $11 million is reflected as a capital lease and $51 million is reflected in other long-term liabilities on American’s condensed consolidated balance sheet as of September 30, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

In June 2015, American exercised its right to adjust the interest rate on approximately $365 million aggregate principal amount of special facility revenue bonds related to the John F. Kennedy International Airport, which were bearing interest at 8.50% per annum. In August 2015, these bonds were purchased by American and subsequently remarketed. The remarketed bonds bear interest at 2.00% per annum from the date of initial issuance and delivery of the bonds in August 2015, until August 2016, when the bonds will be subject to mandatory tender for purchase by American. In connection with this transaction, American recorded a special nonoperating charge of $20 million related primarily to non-cash write offs of unamortized debt discount and debt issuance costs. The $365 million obligation is reflected in current maturities of long-term debt on American’s condensed consolidated balance sheet as of September 30, 2015.

Other Aircraft Financing Transactions

In the first nine months of 2015, the Company prepaid $72 million principal amount of outstanding debt secured by certain aircraft.

In the first nine months of 2015, the Company entered into loan agreements to borrow $1.3 billion in connection with the financing of certain aircraft. The notes mature in 2022 through 2027 and bear interest at a rate of LIBOR plus an applicable margin.

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

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered which impact the Company’s projections of future sustained profitability including risks associated with merger integration as well as other conditions which are beyond the Company’s control, such as the health of the economy, the level and volatility of fuel prices and travel demand. The Company has concluded as of September 30, 2015, that the valuation allowance was still needed on its deferred tax assets based on the weight of the factors described above. However, if for the remainder of 2015, projections for future sustained profitability continue and additional merger integration milestones are completed, the Company anticipates that it may reverse substantially all of its valuation allowance as early as the end of 2015.

For the three and nine months ended September 30, 2015, the Company recorded a special $6 million and $22 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, for the three and nine months ended September 30, 2015, the Company recorded $10 million and $20 million, respectively, of state and international income tax expense related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

For the three and nine months ended September 30, 2014, the Company recorded a special $8 million and $22 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, for the 2014 nine month period, the Company recorded a special $330 million non-cash tax provision related to the settlement of fuel hedges discussed below and $8 million of tax expense principally related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

During the second quarter of 2014, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, the Company recorded a special non-cash tax provision of $330 million in the statement of operations for the nine months ended September 30, 2014 that reversed the non-cash tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of the Company’s fuel hedging contracts. In accordance with GAAP, the Company retained the $330 million tax provision in OCI until the last contract was settled or terminated.

9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2015.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2015
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$1,486	$1,486	$—	$—
Repurchase agreements	41	—	41	—
Corporate obligations	3,491	—	3,491	—
Bank notes / certificates of deposit / time deposits	2,839	—	2,839	—

	7,857	1,486	6,371	—
Restricted cash and short-term investments (1)	710	710	—	—

Total	$8,567	$2,196	$6,371	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.
(2)

All short-term investments are classified as available-for-sale and stated at fair value. In addition, all short-term investments mature in one year or less except for $788 million of corporate obligations and $1.6 billion of bank notes/certificates of deposit/time deposits.

There were no Level 1 to Level 2 transfers during the nine months ended September 30, 2015.

Venezuela Cash and Short-term Investments

As of September 30, 2015, the Company had approximately $609 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance is valued at 6.3 bolivars to the U.S. dollar, which is the rate that was in effect on the date the Company submitted each of its repatriation requests to the Venezuelan government. This rate is materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$20,561	$20,971	$17,904	$18,542

10. Retirement Benefits

The following tables provide the components of net periodic benefit cost (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
Three Months Ended September 30,	2015	2014	2015	2014
Service cost	$1	$1	$1	$—
Interest cost	184	186	13	15
Expected return on assets	(213)	(197)	(5)	(5)
Settlements	—	1	—	—
Amortization of:
Prior service cost (benefit) (1)	7	7	(60)	(55)
Unrecognized net loss (gain)	28	12	(2)	(2)

Net periodic benefit cost (income)	$7	$10	$(53)	$(47)

(1)	The 2015 third quarter prior service cost does not include amortization of $1 million related to other post-employment benefits.

	Pension Benefits		Retiree Medical and Other Benefits
Nine Months Ended September 30,	2015	2014	2015	2014
Service cost	$2	$3	$3	$1
Interest cost	552	557	38	46
Expected return on assets	(639)	(589)	(15)	(15)
Settlements	1	4	—	—
Amortization of:
Prior service cost (benefit) (1)	21	21	(182)	(175)
Unrecognized net loss (gain)	84	35	(5)	(6)

Net periodic benefit cost (income)	$21	$31	$(161)	$(149)

(1)	The 2015 nine month period prior service cost does not include amortization of $2 million related to other post-employment benefits.

Effective November 1, 2012, substantially all of the Company’s defined benefit pension plans were frozen.

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act of 2012. Based on current funding assumptions, the Company has no minimum required contributions until 2019. Currently, the Company’s minimum funding obligation for its pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. The Company’s pension funding obligations are likely to increase materially beginning in 2019, when the Company will be required to make contributions relating to the 2018 fiscal year. The amount of these obligations will depend on the performance of the Company’s investments held in trust by the pension plans, interest rates for determining liabilities and the Company’s actuarial experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension and Retiree Medical Liability	Derivative Financial Instruments	Unrealized Gain/(Loss) on Investments	Income Tax Benefit (Expense)	Total
Balance at December 31, 2014	$(3,683)	$9	$(5)	$(880)	$(4,559)
Other comprehensive income (loss) before reclassifications	—	—	(5)	—	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	(79)	(9)	1	—	(87)

Net current period other comprehensive income (loss)	(79)	(9)	(4)	—	(92)

Balance at September 30, 2015	$(3,762)	$—	$(9)	$(880)	$(4,651)

Reclassifications out of AOCI for the three and nine months ended September 30, 2015 and 2014 are as follows (in millions):

	Amounts reclassified from AOCI
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items on condensed consolidated statement of operations
	2015	2014	2015	2014
Amortization of pension and retiree medical liability:
Prior service cost	$(52)	$(48)	$(159)	$(154)	Salaries, wages and benefits
Actuarial loss	26	10	80	29	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	—	(7)	(9)	5	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	—	(2)	1	—	Other nonoperating, net
Income tax benefit:
Reversal of non-cash tax provision	—	—	—	330	Income tax provision

Total reclassifications for the period	$(26)	$(47)	$(87)	$210

12. Regional Expenses

Expenses associated with the Company’s wholly-owned regional airlines and third-party regional carriers operating under the brand names American Eagle and US Airways Express are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Aircraft fuel and related taxes	$310	$538	$970	$1,573
Salaries, wages and benefits	296	283	881	850
Capacity purchases from third-party regional carriers	399	380	1,172	1,102
Maintenance, materials and repairs	78	94	241	263
Other rent and landing fees	126	109	354	311
Aircraft rent	8	9	25	26
Selling expenses	87	79	252	238
Depreciation and amortization	62	52	181	156
Special items, net	2	2	20	7
Other	150	122	440	393

Total regional expenses	$1,518	$1,668	$4,536	$4,919

13. Legal Proceedings

        Chapter 11 Cases. As previously disclosed, on the Petition Date, November 29, 2011, the Debtors filed the Chapter 11 Cases. On October 21, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan and completed the Merger. From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to determine the amount, if any, of such litigation claims for purposes of treatment under the Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As of September 30, 2015, there were approximately 25.3 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, the Company is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to the Company but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

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

DOJ Antitrust Civil Investigative Demand. In June 2015, the Company received a Civil Investigative Demand (CID) from the United States Department of Justice (DOJ) as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from the Company, and other airlines have announced that they have received similar requests. The Company intends to cooperate fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, the Company, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were the subject of multiple motions to consolidate them in a single forum, and they have now been consolidated in the Federal District Court for the District of Columbia. Both the DOJ process and these lawsuits are in their very early stages and the Company intends to defend the lawsuits vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015. Plaintiffs have indicated that they will seek further relief from the JPML. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)(Unaudited)

	Three Months Ended September 30, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues:
Mainline passenger	$—	$4,927	$—	$2,727	$—	$—	$7,654
Regional passenger	—	858	—	841	—	—	1,699
Cargo	—	150	—	30	—	—	180
Other	—	847	—	353	625	(652)	1,173

Total operating revenues	—	6,782	—	3,951	625	(652)	10,706
Operating expenses:
Aircraft fuel and related taxes	—	1,065	—	528	—	—	1,593
Salaries, wages and benefits	—	1,563	—	839	193	(191)	2,404
Regional expenses	—	803	—	738	—	(23)	1,518
Maintenance, materials and repairs	—	261	—	195	78	(78)	456
Other rent and landing fees	—	286	—	146	11	(11)	432
Aircraft rent	—	225	—	83	40	(40)	308
Selling expenses	—	256	—	110	—	—	366
Depreciation and amortization	—	245	—	92	10	(11)	336
Special items, net	—	77	—	86	—	—	163
Other	1	790	—	343	295	(298)	1,131

Total operating expenses	1	5,571	—	3,160	627	(652)	8,707

Operating income (loss)	(1)	1,211	—	791	(2)	—	1,999
Nonoperating income (expense):
Interest income	1	10	—	3	3	(7)	10
Interest expense, net	(17)	(133)	(9)	(64)	(3)	7	(219)
Equity in earnings of subsidiaries	1,710	—	465	—	—	(2,175)	—
Other, net	—	(83)	—	2	—	—	(81)

Total nonoperating income (expense), net	1,694	(206)	456	(59)	—	(2,175)	(290)

Income (loss) before income taxes	1,693	1,005	456	732	(2)	(2,175)	1,709
Income tax provision	—	9	—	278	—	(271)	16

Net income (loss)	$1,693	$996	$456	$454	$(2)	$(1,904)	$1,693

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In millions)(Unaudited)

	Three Months Ended September 30, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$1,693	$996	$456	$454	$(2)	$(1,904)	$1,693
Other comprehensive income (loss):
Defined benefit pension plans and retiree medical	—	(26)	—	—	—	—	(26)
Unrealized loss on investments:
Net change in value	—	(3)	—	(1)	—	—	(4)

Total other comprehensive income (loss)	—	(29)	—	(1)	—	—	(30)

Total comprehensive income (loss)	$1,693	$967	$456	$453	$(2)	$(1,904)	$1,663

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)(Unaudited)

	Nine Months Ended September 30, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues:
Mainline passenger	$—	$14,565	$—	$7,733	$—	$—	$22,298
Regional passenger	—	2,399	—	2,511	—	—	4,910
Cargo	—	472	—	96	—	—	568
Other	—	2,533	—	1,114	2,112	(2,175)	3,584

Total operating revenues	—	19,969	—	11,454	2,112	(2,175)	31,360
Operating expenses:
Aircraft fuel and related taxes	—	3,332	—	1,580	—	—	4,912
Salaries, wages and benefits	—	4,684	—	2,450	584	(577)	7,141
Regional expenses	—	2,318	—	2,296	—	(78)	4,536
Maintenance, materials and repairs	—	868	—	584	239	(239)	1,452
Other rent and landing fees	—	825	—	465	32	(32)	1,290
Aircraft rent	—	676	—	265	108	(108)	941
Selling expenses	—	688	—	363	—	—	1,051
Depreciation and amortization	—	728	—	285	33	(33)	1,013
Special items, net	—	350	—	260	4	(4)	610
Other	2	2,323	—	958	1,099	(1,104)	3,278

Total operating expenses	2	16,792	—	9,506	2,099	(2,175)	26,224

Operating income (loss)	(2)	3,177	—	1,948	13	—	5,136
Nonoperating income (expense):
Interest income	2	26	1	10	6	(16)	29
Interest expense, net	(47)	(396)	(27)	(191)	(6)	16	(651)
Equity in earnings of subsidiaries	4,354	—	1,135	—	—	(5,489)	—
Other, net	22	(162)	—	(4)	1	—	(143)

Total nonoperating income (expense), net	4,331	(532)	1,109	(185)	1	(5,489)	(765)

Income before income taxes	4,329	2,645	1,109	1,763	14	(5,489)	4,371
Income tax provision	—	28	—	656	8	(650)	42

Net income	$4,329	$2,617	$1,109	$1,107	$6	$(4,839)	$4,329

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Nine Months Ended September 30, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income	$4,329	$2,617	$1,109	$1,107	$6	$(4,839)	$4,329
Other comprehensive income (loss):
Defined benefit pension plans and retiree medical	—	(76)	—	(3)	—	—	(79)
Derivative financial instruments:
Reclassification into earnings	—	(9)	—	—	—	—	(9)
Unrealized gain on investments:
Net change in value	—	(4)	—	—	—	—	(4)

Total other comprehensive income (loss)	—	(89)	—	(3)	—	—	(92)

Total comprehensive income	$4,329	$2,528	$1,109	$1,104	$6	$(4,839)	$4,237

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)(Unaudited)

	Three Months Ended September 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues:
Mainline passenger	$—	$5,321	$—	$2,772	$—	$—	$8,093
Regional passenger	—	748	—	917	—	—	1,665
Cargo	—	175	—	40	—	—	215
Other	—	811	—	385	898	(928)	1,166

Total operating revenues	—	7,055	—	4,114	898	(928)	11,139
Operating expenses:
Aircraft fuel and related taxes	—	1,894	—	935	—	—	2,829
Salaries, wages and benefits	—	1,412	—	723	193	(191)	2,137
Regional expenses	—	790	—	886	—	(8)	1,668
Maintenance, materials and repairs	—	353	—	176	93	(93)	529
Other rent and landing fees	—	279	—	152	8	(8)	431
Aircraft rent	—	211	—	95	24	(24)	306
Selling expenses	—	278	—	115	—	—	393
Depreciation and amortization	—	230	—	105	10	(11)	334
Special items, net	—	164	—	57	—	—	221
Other	—	746	—	304	574	(593)	1,031

Total operating expenses	—	6,357	—	3,548	902	(928)	9,879

Operating income (loss)	—	698	—	566	(4)	—	1,260
Nonoperating income (expense):
Interest income	2	5	1	5	—	(6)	7
Interest expense, net	—	(136)	(11)	(68)	(1)	6	(210)
Equity in earnings of subsidiaries	940	—	476	—	—	(1,416)	—
Other, net	—	(97)	—	(12)	1	—	(108)

Total nonoperating income (expense), net	942	(228)	466	(75)	—	(1,416)	(311)

Income (loss) before income taxes	942	470	466	491	(4)	(1,416)	949
Income tax provision	—	5	—	2	7	(7)	7

Net income (loss)	$942	$465	$466	$489	$(11)	$(1,409)	$942

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In millions)(Unaudited)

	Three Months Ended September 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$942	$465	$466	$489	$(11)	$(1,409)	$942
Other comprehensive loss:
Defined benefit pension plans and retiree medical	—	(37)	—	(1)	—	—	(38)
Derivative financial instruments:
Reclassification into earnings	—	(7)	—	—	—	—	(7)
Unrealized loss on investments:
Net change in value	—	(2)	—	—	—	—	(2)

Total other comprehensive loss	—	(46)	—	(1)	—	—	(47)

Total comprehensive income (loss)	$942	$419	$466	$488	$(11)	$(1,409)	$895

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)(Unaudited)

	Nine Months Ended September 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues:
Mainline passenger	$—	$15,579	$—	$7,985	$—	$—	$23,564
Regional passenger	—	2,202	—	2,577	—	—	4,779
Cargo	—	521	—	122	—	—	643
Other	—	2,374	—	1,211	2,386	(2,467)	3,504

Total operating revenues	—	20,676	—	11,895	2,386	(2,467)	32,490
Operating expenses:
Aircraft fuel and related taxes	—	5,662	—	2,708	—	—	8,370
Salaries, wages and benefits	—	4,251	—	2,162	584	(578)	6,419
Regional expenses	—	2,352	—	2,581	—	(14)	4,919
Maintenance, materials and repairs	—	1,031	—	497	258	(258)	1,528
Other rent and landing fees	—	853	—	444	23	(23)	1,297
Aircraft rent	—	641	—	300	67	(71)	937
Selling expenses	—	844	—	352	—	—	1,196
Depreciation and amortization	—	664	—	301	30	(35)	960
Special items, net	22	127	—	186	3	(3)	335
Other	5	2,258	1	930	1,430	(1,484)	3,140

Total operating expenses	27	18,683	1	10,461	2,395	(2,466)	29,101

Operating income (loss)	(27)	1,993	(1)	1,434	(9)	(1)	3,389
Nonoperating income (expense):
Interest income	7	18	2	8	1	(14)	22
Interest expense, net	(4)	(443)	(31)	(201)	(2)	14	(667)
Equity in earnings of subsidiaries	2,309	—	1,188	—	—	(3,497)	—
Other, net	—	(85)	(53)	(16)	2	53	(99)

Total nonoperating income (expense), net	2,312	(510)	1,106	(209)	1	(3,444)	(744)

Income (loss) before income taxes	2,285	1,483	1,105	1,225	(8)	(3,445)	2,645
Income tax provision	—	351	—	4	14	(9)	360

Net income (loss)	$2,285	$1,132	$1,105	$1,221	$(22)	$(3,436)	$2,285

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In millions)(Unaudited)

	Nine Months Ended September 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$2,285	$1,132	$1,105	$1,221	$(22)	$(3,436)	$2,285
Other comprehensive income (loss):
Defined benefit pension plans and retiree medical	—	(139)	—	(3)	—	—	(142)
Derivative financial instruments:
Change in fair value	(2)	(52)	—	—	—	—	(54)
Reclassification into earnings	—	5	—	—	—	—	5
Unrealized loss on investments:
Net change in value	2	(2)	—	—	—	—	—
Reversal of non-cash tax provision	2	328	—	—	—	—	330

Total other comprehensive income (loss)	2	140	—	(3)	—	—	139

Total comprehensive income (loss)	$2,287	$1,272	$1,105	$1,218	$(22)	$(3,436)	$2,424

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)(Unaudited)

	September 30, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
ASSETS
Current assets
Cash	$1	$806	$19	$181	$9	$—	$1,016
Short-term investments	—	5,405	—	2,449	3	—	7,857
Restricted cash and short-term investments	—	657	—	53	—	—	710
Accounts receivable, net	—	1,490	—	336	14	(12)	1,828
Receivables from related parties, net	65	—	—	1,024	112	(1,201)	—
Aircraft fuel, spare parts and supplies, net	—	632	—	320	58	—	1,010
Prepaid expenses and other	82	795	—	367	41	—	1,285

Total current assets	148	9,785	19	4,730	237	(1,213)	13,706
Operating property and equipment	—	19,200	—	6,813	279	—	26,292
Other assets
Investments in subsidiaries	5,143	—	8,080	—	—	(13,223)	—
Goodwill	—	—	—	4,090	—	1	4,091
Intangibles, net of accumulated amortization	—	871	—	1,390	—	—	2,261
Other assets	27	1,826	—	489	55	(32)	2,365

Total other assets	5,170	2,697	8,080	5,969	55	(13,254)	8,717

Total assets	$5,318	$31,682	$8,099	$17,512	$571	$(14,467)	$48,715

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$—	$1,212	$—	$500	$—	$—	$1,712
Accounts payable	—	1,269	—	213	45	(2)	1,525
Payables to related parties, net	—	565	511	—	125	(1,201)	—
Air traffic liability	—	4,373	—	438	—	—	4,811
Frequent flyer liability	—	2,649	—	—	—	—	2,649
Other accrued liabilities	186	2,043	11	1,114	109	1	3,464

Total current liabilities	186	12,111	522	2,265	279	(1,202)	14,161
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	1,257	12,040	525	5,062	—	(35)	18,849
Pension and postretirement benefits	—	7,270	—	123	40	—	7,433
Bankruptcy settlement obligations	—	177	—	—	—	—	177
Other liabilities	113	2,927	—	2,057	49	(813)	4,333

Total noncurrent liabilities	1,370	22,414	525	7,242	89	(848)	30,792
Stockholders’ equity (deficit)
Common stock	6	—	—	—	—	—	6
Additional paid-in capital	12,852	10,833	4,779	5,618	199	(21,429)	12,852
Accumulated other comprehensive loss	(4,651)	(4,734)	(19)	(12)	(12)	4,777	(4,651)
Retained earnings (deficit)	(4,445)	(8,942)	2,292	2,399	16	4,235	(4,445)

Total stockholders’ equity (deficit)	3,762	(2,843)	7,052	8,005	203	(12,417)	3,762

Total liabilities and stockholders’ equity (deficit)	$5,318	$31,682	$8,099	$17,512	$571	$(14,467)	$48,715

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)(Unaudited)

	Nine Months Ended September 30, 2015
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net cash provided by operating activities	$2,073	$4,093	$17	$(216)	$54	$—	$6,021
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	—	(3,962)	—	(602)	(57)	—	(4,621)
Purchases of short-term investments	(1)	(5,061)	—	(2,655)	—	—	(7,717)
Sales of short-term investments	—	2,944	—	3,223	—	—	6,167
Decrease in restricted cash and short-term investments	—	(7)	—	71	—	—	64
Proceeds from sale of an investment	52	—	—	—	—	—	52
Proceeds from sale of property and equipment	—	18	—	—	5	—	23

Net cash provided by (used in) investing activities	51	(6,068)	—	37	(52)	—	(6,032)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(1,544)	—	(277)	—	—	(1,821)
Proceeds from issuance of long-term debt	500	3,554	—	409	—	—	4,463
Deferred financing costs	(7)	(57)	—	(5)	—	—	(69)
Sale-leaseback transactions	—	43	—	—	—	—	43
Treasury stock repurchases	(2,411)	—	—	—	—	—	(2,411)
Dividend payment	(206)	—	—	—	—	—	(206)
Other financing activities	—	—	—	34	—	—	34

Net cash provided by (used in) financing activities	(2,124)	1,996	—	161	—	—	33

Net increase (decrease) in cash	—	21	17	(18)	2	—	22
Cash at beginning of period	1	785	2	199	7	—	994

Cash at end of period	$1	$806	$19	$181	$9	$—	$1,016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)(Unaudited)

	Nine Months Ended September 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net cash provided by (used in) operating activities	$(523)	$2,034	$—	$730	$35	$—	$2,276
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	—	(2,746)	—	(1,027)	(35)	(198)	(4,006)
Purchases of short-term investments	—	(2,526)	—	(1,076)	(1)	—	(3,603)
Sales of short-term investments	—	3,889	—	1,104	—	—	4,993
Decrease in restricted cash and short-term investments	—	50	—	110	—	—	160
Net proceeds from slot transaction	—	299	—	8	—	—	307
Funds transferred to affiliates	—	(198)	—	—	—	198	—
Proceeds from sale of property and equipment	—	5	—	19	—	—	24

Net cash used in investing activities	—	(1,227)	—	(862)	(36)	—	(2,125)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(2,201)	—	(403)	—	(176)	(2,780)
Proceeds from issuance of long-term debt	750	1,098	—	559	—	—	2,407
Deferred financing costs	(10)	(56)	—	(2)	—	—	(68)
Sale-leaseback transactions	—	531	—	—	—	—	531
Exercise of stock options	9	—	—	—	—	—	9
Treasury stock repurchases	(155)	—	—	—	—	—	(155)
Dividend payment	(72)	—	—	—	—	—	(72)
Funds transferred to affiliates, net	—	—	—	(176)	—	176	—
Other financing activities	—	—	—	15	—	—	15

Net cash provided by (used in) financing activities	522	(628)	—	(7)	—	—	(113)

Net increase (decrease) in cash	(1)	179	—	(139)	(1)	—	38
Cash at beginning of period	1	829	1	303	6	—	1,140

Cash at end of period	$—	$1,008	$1	$164	$5	$—	$1,178

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

15. Subsequent Events

Share Repurchase Program and Dividend Declaration

In October 2015, the Company announced that its Board of Directors had authorized a new $2.0 billion share repurchase program to be completed by the end of 2016. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company’s discretion.

Also in October 2015, the Company announced that its Board of Directors had declared a $0.10 per share dividend for shareholders of record on November 5, 2015, and payable on November 19, 2015. Any future dividends that may be declared and paid from time to time under the Company’s capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The Company’s capital deployment program does not obligate it to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at the Company’s discretion.

ITEM 1B.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues:
Mainline passenger	$4,927	$5,321	$14,565	$15,579
Regional passenger	858	748	2,399	2,202
Cargo	150	175	472	521
Other	847	811	2,533	2,374

Total operating revenues	6,782	7,055	19,969	20,676
Operating expenses:
Aircraft fuel and related taxes	1,065	1,894	3,332	5,662
Salaries, wages and benefits	1,563	1,412	4,684	4,251
Regional expenses	803	790	2,318	2,352
Maintenance, materials and repairs	261	353	868	1,031
Other rent and landing fees	286	279	825	853
Aircraft rent	225	211	676	641
Selling expenses	256	278	688	844
Depreciation and amortization	245	230	728	664
Special items, net	77	164	350	127
Other	790	746	2,323	2,258

Total operating expenses	5,571	6,357	16,792	18,683

Operating income	1,211	698	3,177	1,993
Nonoperating income (expense):
Interest income	10	5	26	18
Interest expense, net of capitalized interest	(133)	(136)	(396)	(443)
Other, net	(83)	(97)	(162)	(85)

Total nonoperating expense, net	(206)	(228)	(532)	(510)

Income before income taxes	1,005	470	2,645	1,483
Income tax provision	9	5	28	351

Net income	$996	$465	$2,617	$1,132

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$996	$465	$2,617	$1,132
Other comprehensive income (loss):
Defined benefit pension plans and retiree medical	(26)	(37)	(76)	(139)
Derivative financial instruments:
Change in fair value	—	—	—	(52)
Reclassification into earnings	—	(7)	(9)	5
Unrealized loss on investments:
Net change in value	(3)	(2)	(4)	(2)
Reversal of non-cash tax provision	—	—	—	328

Total other comprehensive income (loss)	(29)	(46)	(89)	140

Total comprehensive income	$967	$419	$2,528	$1,272

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$806	$785
Short-term investments	5,405	3,290
Restricted cash and short-term investments	657	650
Accounts receivable, net	1,490	1,445
Aircraft fuel, spare parts and supplies, net	632	625
Prepaid expenses and other	795	462

Total current assets	9,785	7,257
Operating property and equipment
Flight equipment	24,687	21,646
Ground property and equipment	5,549	5,217
Equipment purchase deposits	1,050	1,128

Total property and equipment, at cost	31,286	27,991
Less accumulated depreciation and amortization	(12,086)	(11,692)

Total property and equipment, net	19,200	16,299
Other assets
Intangibles, net of accumulated amortization of $385 and $376, respectively	871	815
Other assets	1,826	1,921

Total other assets	2,697	2,736

Total assets	$31,682	$26,292

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Current maturities of long-term debt and capital leases	$1,212	$1,230
Accounts payable	1,269	1,029
Accrued salaries and wages	707	650
Air traffic liability	4,373	2,989
Frequent flyer liability	2,649	1,823
Payables to related parties, net	565	2,563
Other accrued liabilities	1,336	1,236

Total current liabilities	12,111	11,520
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	12,040	10,004
Pension and postretirement benefits	7,270	7,400
Deferred gains and credits, net	263	271
Bankruptcy settlement obligations	177	325
Other liabilities	2,664	2,344

Total noncurrent liabilities	22,414	20,344
Commitments and contingencies
Stockholder’s deficit
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	10,833	10,632
Accumulated other comprehensive loss	(4,734)	(4,645)
Accumulated deficit	(8,942)	(11,559)

Total stockholder’s deficit	(2,843)	(5,572)

Total liabilities and stockholder’s deficit	$31,682	$26,292

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$4,093	$2,034
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(3,962)	(2,746)
Purchases of short-term investments	(5,061)	(2,526)
Sales of short-term investments	2,944	3,889
Decrease in restricted cash and short-term investments	(7)	50
Net proceeds from slot transaction	—	299
Funds transferred to affiliates, net	—	(198)
Proceeds from sale of property and equipment	18	5

Net cash used in investing activities	(6,068)	(1,227)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(1,544)	(2,201)
Proceeds from issuance of long-term debt	3,554	1,098
Deferred financing costs	(57)	(56)
Sale-leaseback transactions	43	531

Net cash provided by (used in) financing activities	1,996	(628)

Net increase in cash	21	179
Cash at beginning of period	785	829

Cash at end of period	$806	$1,008

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$60	$5,105
Capital lease obligations	—	479
Supplemental information:
Interest paid, net of amounts capitalized	479	466
Income taxes paid	6	3

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB issued ASU 2015-14, which deferred the effective date of this new standard to periods beginning after December 15, 2017 for public entities. Early application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. American is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on American’s condensed consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

In connection with the Chapter 11 Cases, trading in AMR’s common stock and certain debt securities on the New York Stock Exchange (NYSE) was suspended on January 5, 2012, and AMR’s common stock and such debt securities were delisted from the NYSE on January 30, 2012. On January 5, 2012, AMR’s common stock began trading under the symbol “AAMRQ” (CUSIP 001765106) on the OTCQB marketplace, operated by OTC Markets Group. Pursuant to the Plan, on the Effective Date (i) all existing shares of AAG’s old common stock formerly traded under the symbol “AAMRQ” were canceled and (ii) AAG was authorized to issue up to approximately 544 million shares of common stock, par value $0.01 per share, of AAG (AAG Common Stock) by operation of the Plan (excluding shares of AAG Common Stock issuable pursuant to the Merger Agreement). On the Effective Date, the AAG Common Stock was listed on the NASDAQ Global Select Market under the symbol “AAL,” and AAMRQ ceased trading on the OTCQB marketplace.

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

The Disputed Claims Reserve established under the Plan initially was issued 30.4 million shares, which shares are reserved for distributions to holders of disputed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) whose claims ultimately become allowed as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As of September 30, 2015, there were approximately 25.3 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. American is not required to distribute additional shares above the limits contemplated by the Plan.

Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 12 for more information.

The reconciliation process with respect to the remaining claims is expected to take considerable time. American’s estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in bankruptcy settlement obligations on American’s condensed consolidated balance sheet as of September 30, 2015. As these claims are resolved, or where better information becomes available and is evaluated, American will make adjustments to the liabilities recorded on its condensed consolidated financial statements as appropriate. Any such adjustments could be material to American’s financial position or results of operations in any given period.

Availability and Utilization of Net Operating Losses

Upon emergence from bankruptcy, American experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which could potentially limit the ability to utilize certain tax attributes including American’s substantial net operating losses (NOLs). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. American elected to be covered by certain special rules for federal income tax purposes that permit approximately $9.5 billion of the federal NOLs carried over from prior taxable years (NOL Carryforwards) to be utilized without regard to the annual limitation generally imposed by Section 382.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

Moreover, an ownership change subsequent to American’s emergence from bankruptcy may further limit or effectively eliminate the ability to utilize American’s NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on American’s ability to utilize the NOL Carryforwards, AAG’s Restated Certificate of Incorporation (the Certificate of Incorporation) contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of the Certificate of Incorporation was attached as Exhibit 3.1 to a Current Report on Form 8-K filed by AAG with the SEC on December 9, 2013.

3. Bankruptcy Settlement Obligations

The components of bankruptcy settlement obligations on the condensed consolidated balance sheets are as follows (in millions):

	September 30, 2015	December 31, 2014
Single-Dip Equity Obligations	$135	$248
Labor-related deemed claim	42	77

Total	$177	$325

The amount of the remaining Single-Dip Equity Obligations at September 30, 2015 is American’s estimate of its obligation for disputed claims of $135 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at September 30, 2015. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

In exchange for employees’ contributions to the successful reorganization of AAG, including agreeing to reductions in pay and benefits, AAG and American agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. As of September 30, 2015, the remaining liability to certain AMR labor groups and employees of $42 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such obligation, measured as if the obligation was settled using the closing price of AAG Common Stock at September 30, 2015. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

On February 10, 2015 and July 14, 2015, approximately 0.8 million and 0.6 million shares, respectively, of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and 0.1 million shares in the aggregate were withheld or sold on account of related tax obligations.

4. Special Items

Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Mainline operating special items, net (a)	$77	$164	$350	$127

(a)

The 2015 third quarter mainline operating special items totaled a net charge of $77 million, which principally included $115 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training, as well as a $38 million charge in connection with the dissolution of the Texas Aero Engine Services joint venture. These charges were offset in part by a $66 million credit related to proceeds received from a legal settlement. The 2015 nine month period mainline operating special items totaled a net charge of $350 million, which principally included $400 million of merger integration expenses as described above, a net $64 million charge related to American’s new pilot joint collective bargaining agreement and a $38 million charge in connection with the dissolution of the Texas Aero Engine Services joint venture. These charges were offset in part by a net $75 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations and a $66 million credit related to proceeds received from a legal settlement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

The 2014 third quarter mainline operating special items totaled a net charge of $164 million, which principally included $103 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, re-branding of aircraft and airport facilities, relocation and training, as well as $99 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other spare parts asset impairments. These charges were offset in part by a net $40 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. The 2014 nine month period mainline operating special items totaled a net charge of $127 million, which principally included $337 million of merger integration expenses as described above, $99 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other spare parts asset impairments, as well as $35 million in charges primarily relating to the buyout of certain aircraft leases. These charges were offset in part by a $305 million gain on the sale of Slots at Ronald Reagan Washington National Airport and a net $57 million credit for bankruptcy related items as described above.

The following additional amounts are also included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Regional operating special items, net (a)	$1	$2	$4	$4
Nonoperating special items, net (b)	21	48	24	89
Income tax special items, net (c)	6	7	20	349

(a)	The 2015 and 2014 third quarter and nine month period regional operating special items principally related to merger integration expenses.
(b)

The 2015 third quarter nonoperating special items totaled a net charge of $21 million, which was primarily due to non-cash write offs of unamortized debt discount and debt issuance costs associated with the purchase and subsequent remarketing of certain special facility revenue bonds. The 2015 nine month period nonoperating special items totaled a net charge of $24 million, which principally included $41 million in charges primarily related to non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing American’s secured term loan facilities, prepayments of certain aircraft financings and the purchase and subsequent remarketing of certain special facility revenue bonds. These charges were offset in part by a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank.

The 2014 third quarter nonoperating special items totaled a net charge of $48 million, which was primarily due to early debt extinguishment costs related to the prepayment of American’s 7.50% senior secured notes and other indebtedness. The 2014 nine month period nonoperating special items totaled a net charge of $89 million, which primarily included $46 million of early debt extinguishment costs as described above and $29 million of non-cash interest accretion on the bankruptcy settlement obligations.

(c)	The 2015 third quarter and nine month period tax special items were the result of a non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

5. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2015	December 31, 2014
Secured
2013 Credit Facilities, variable interest rate of 3.25%, installments through 2020	$1,867	$1,872
2014 Credit Facilities, variable interest rate of 3.50%, installments through 2021	750	750
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.38% to 7.00%, maturing from 2017 to 2027	6,283	4,271
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.63% to 8.10%, maturing from 2015 to 2027	2,355	1,860
Special facility revenue bonds, fixed interest rates ranging from 2.00% to 8.00%, maturing from 2016 to 2035	1,051	1,071
AAdvantage Loan, effective rate of 8.30%	—	433
Other secured obligations, fixed interest rates ranging from 4.19% to 12.24%, maturing from 2015 to 2028	935	992

	13,241	11,249

Unsecured
Affiliate unsecured obligations	27	27

	27	27

Total long-term debt and capital lease obligations	13,268	11,276
Less: Total unamortized debt discount	16	42
Less: Current maturities	1,212	1,230

Long-term debt and capital lease obligations, net of current maturities	$12,040	$10,004

2013 Credit Facilities

On May 21, 2015, American refinanced its $1.9 billion term loan facility (the $1.9 billion 2015 Term Loan Facility and, together with a $1.4 billion revolving credit facility, the 2013 Credit Facilities) to extend the maturity date to June 29, 2020 and reduce the LIBOR margin from 3.00% to 2.75%. In addition, American entered into certain amendments to reflect the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The LIBOR margin under the $1.9 billion 2015 Term Loan Facility may vary based on American’s credit ratings. As of September 30, 2015, as a result of American’s improved credit ratings, the LIBOR margin was 2.50%.

2014 Credit Facilities

On April 20, 2015, American refinanced its $750 million term loan facility (the $750 million 2015 Term Loan Facility and, together with a $400 million revolving credit facility, the 2014 Credit Facilities) to reduce the LIBOR margin from 3.50% to 3.00% and entered into certain amendments to reflect the release of certain existing collateral and the addition of certain new collateral, as well as the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The LIBOR margin under the $750 million 2015 Term Loan Facility may vary based on American’s credit ratings. As of September 30, 2015, as a result of American’s improved credit ratings, the LIBOR margin was 2.75%.

2015-1 EETCs

In March 2015, American created two pass-through trusts which issued approximately $1.2 billion aggregate face amount of Series 2015-1 Class A and Class B EETCs (the 2015-1 EETCs) in connection with the financing of 28 aircraft owned by American (the 2015 EETC Aircraft).

As of September 30, 2015, the entire $1.2 billion of the proceeds from the sale of the 2015-1 EETCs has been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $948 million bearing interest at 3.375% per annum and Series B equipment notes in the amount of $266 million bearing interest at 3.70% per annum. Interest and principal payments on the equipment notes are payable semi-annually in May and November of each year, beginning in November 2015. The final payments on the Series A and Series B equipment notes will be due in May 2027 and May 2023, respectively. These equipment notes are secured by liens on the 2015 EETC Aircraft.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

2015-2 EETCs

In September 2015, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2015-2 Class AA, Class A and Class B EETCs (the 2015-2 EETCs) in connection with the financing of 21 aircraft owned by American (the 2015-2 EETC Aircraft).

As of September 30, 2015, the entire $1.1 billion of the proceeds from the sale of the 2015-2 EETCs has been used to purchase equipment notes issued by American in three series: Series AA equipment notes in the amount of $583 million bearing interest at 3.60% per annum, Series A equipment notes in the amount of $239 million bearing interest at 4.00% per annum and Series B equipment notes in the amount of $239 million bearing interest at 4.40% per annum. Interest and principal payments on the equipment notes are payable semi-annually in March and September of each year, with interest payments beginning in March 2016 and principal payments beginning in September 2016. The final payments on the Series AA and Series A equipment notes will be in September 2027 and the final payments on the Series B equipment notes will be in September 2023. These equipment notes are secured by liens on the 2015-2 EETC Aircraft.

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

Obligations Associated with Special Facility Revenue Bonds

In December 2014, American acquired approximately $112 million aggregate principal amount of special facility revenue bonds related to the Tulsa International Airport, when such bonds were mandatorily tendered to American. The acquisition of these bonds resulted in an $11 million reduction of debt on American’s consolidated balance sheet and a $50 million reduction of a long-term operating lease obligation included in other long-term liabilities on American’s consolidated balance sheet as of December 31, 2014. American exercised its option to remarket approximately $104 million of these bonds in May 2015. The remarketed bonds bear interest at 5.0% per annum from the date of initial issuance and delivery of the bonds on May 27, 2015, until the day preceding June 1, 2025, on which date the bonds will be subject to mandatory tender for purchase by American. In connection with the remarketing of these special facility revenue bonds, American received cash proceeds of $112 million and recognized a total obligation of $62 million. Of that total obligation, $11 million is reflected as a capital lease and $51 million is reflected in other long-term liabilities on American’s condensed consolidated balance sheet as of September 30, 2015.

In June 2015, American exercised its right to adjust the interest rate on approximately $365 million aggregate principal amount of special facility revenue bonds related to the John F. Kennedy International Airport, which were bearing interest at 8.50% per annum. In August 2015, these bonds were purchased by American and subsequently remarketed. The remarketed bonds bear interest at 2.00% per annum from the date of initial issuance and delivery of the bonds in August 2015, until August 2016, when the bonds will be subject to mandatory tender for purchase by American. In connection with this transaction, American recorded a special nonoperating charge of $20 million related primarily to non-cash write offs of unamortized debt discount and debt issuance costs. The $365 million obligation is reflected in current maturities of long-term debt on American’s condensed consolidated balance sheet as of September 30, 2015.

Other Aircraft Financing Transactions

In the first nine months of 2015, American prepaid $72 million principal amount of outstanding debt secured by certain aircraft.

In the first nine months of 2015, American entered into loan agreements to borrow $902 million in connection with the financing of certain aircraft. The notes mature in 2023 through 2027 and bear interest at a rate of LIBOR plus an applicable margin.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

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

American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered which impact American’s projections of future sustained profitability including risks associated with merger integration as well as other conditions which are beyond American’s control, such as the health of the economy, the level and volatility of fuel prices and travel demand. American has concluded as of September 30, 2015, that the valuation allowance was still needed on its deferred tax assets based on the weight of the factors described above. However, if for the remainder of 2015, projections for future sustained profitability continue and additional merger integration milestones are completed, American anticipates that it may reverse substantially all of its valuation allowance as early as the end of 2015.

For the three and nine months ended September 30, 2015, American recorded a special $6 million and $20 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, for the three and nine months ended September 30, 2015, American recorded $3 million and $8 million, respectively, of state and international income tax expense related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

For the three and nine months ended September 30, 2014, American recorded a special $7 million and $21 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition for the 2014 nine month period, American recorded a special $328 million non-cash tax provision related to the settlement of fuel hedges discussed below and $3 million of tax expense principally related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the statement of operations for the nine months ended September 30, 2014 that reversed the non-cash tax provision which was recorded in OCI, a subset of stockholder’s equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American’s fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated.

7. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

American utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2015
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$1,419	$1,419	$—	$—
Repurchase agreements	41	—	41	—
Corporate obligations	1,977	—	1,977	—
Bank notes / certificates of deposit / time deposits	1,968	—	1,968	—

	5,405	1,419	3,986	—

Restricted cash and short-term investments (1)	657	657	—	—

Total	$6,062	$2,076	$3,986	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.
(2)

All short-term investments are classified as available-for-sale and stated at fair value. In addition, all short-term investments mature in one year or less except for $375 million of corporate obligations and $1.3 billion of bank notes/certificates of deposit/time deposits.

There were no Level 1 to Level 2 transfers during the nine months ended September 30, 2015.

Venezuela Cash and Short-term Investments

As of September 30, 2015, American had approximately $609 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance is valued at 6.3 bolivars to the U.S. dollar, which is the rate that was in effect on the date American submitted each of its repatriation requests to the Venezuelan government. This rate is materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

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

The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$13,252	$13,461	$11,234	$11,618

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

8. Retirement Benefits

The following tables provide the components of net periodic benefit cost (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
Three Months Ended September 30,	2015	2014	2015	2014
Service cost	$—	$1	$—	$—
Interest cost	183	185	11	14
Expected return on assets	(212)	(196)	(5)	(5)
Settlements	—	1	—	—
Amortization of:
Prior service cost (benefit)	7	7	(59)	(54)
Unrecognized net loss (gain)	28	12	(2)	(2)

Net periodic benefit cost (income)	$6	$10	$(55)	$(47)

	Pension Benefits		Retiree Medical and Other Benefits
Nine Months Ended September 30,	2015	2014	2015	2014
Service cost	$1	$2	$1	$—
Interest cost	550	554	34	42
Expected return on assets	(636)	(587)	(15)	(15)
Settlements	1	4	—	—
Amortization of:
Prior service cost (benefit) (1)	21	21	(178)	(172)
Unrecognized net loss (gain)	84	35	(6)	(6)

Net periodic benefit cost (income)	$21	$29	$(164)	$(151)

(1)	The 2015 nine month period prior service cost does not include amortization of $2 million related to other post-employment benefits.

Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.

American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act of 2012. Based on current funding assumptions, American has no minimum required contributions until 2019. Currently, American’s minimum funding obligation for its pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. American’s pension funding obligations are likely to increase materially beginning in 2019, when American will be required to make contributions relating to the 2018 fiscal year. The amount of these obligations will depend on the performance of American’s investments held in trust by the pension plans, interest rates for determining liabilities and American’s actuarial experience.

9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension and Retiree Medical Liability	Derivative Financial Instruments	Unrealized Gain/(Loss) on Investments	Income Tax Benefit (Expense)	Total
Balance at December 31, 2014	$(3,660)	$9	$(3)	$(991)	$(4,645)
Other comprehensive income (loss) before reclassifications	—	—	(4)	—	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	(76)	(9)	—	—	(85)

Net current period other comprehensive income (loss)	(76)	(9)	(4)	—	(89)

Balance at September 30, 2015	$(3,736)	$—	$(7)	$(991)	$(4,734)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

Reclassifications out of AOCI for the three and nine months ended September 30, 2015 and 2014 are as follows (in millions):

	Amounts reclassified from AOCI
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items on condensed consolidated statement of operations
	2015	2014	2015	2014
Amortization of pension and retiree medical liability:
Prior service cost	$(52)	$(47)	$(155)	$(151)	Salaries, wages and benefits
Actuarial loss	26	10	79	29	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	—	(7)	(9)	5	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	—	(2)	—	(2)	Other nonoperating, net
Income tax benefit:
Reversal of non-cash tax provision	—	—	—	328	Income tax provision

Total reclassifications for the period	$(26)	$(46)	$(85)	$209

10. Regional Expenses

Expenses associated with American’s third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Aircraft fuel and related taxes	$166	$264	$510	$787
Salaries, wages and benefits	36	25	100	71
Capacity purchases from third-party regional carriers	371	327	1,067	970
Other rent and landing fees	77	61	212	177
Selling expenses	44	40	122	116
Depreciation and amortization	47	36	134	110
Special items, net	1	2	4	4
Other	61	35	169	117

Total regional expenses	$803	$790	$2,318	$2,352

11. Transactions with Related Parties

The following represents the net payables to (receivables from) related parties (in millions):

	September 30, 2015	December 31, 2014
American Airlines Group Parent	$(1,994)	$40
US Airways Group, Inc.	476	320
Envoy Aviation Group (1) and other subsidiaries	2,083	2,203

Total	$565	$2,563

(1)	The net payable to AAG’s wholly-owned regional airline operating under the brand name of American Eagle consists principally of amounts due under regional capacity purchase agreements.

Frequent Flyer Program

        In the first quarter of 2015, the US Airways Dividend Miles frequent flyer program was merged into American’s AAdvantage program. Accordingly, as of March 31, 2015, the related frequent flyer deferred revenue and incremental cost liability for the Dividend Miles program has been transferred to American with a corresponding intercompany receivable from US Airways recorded by American. No gain or loss was incurred from the transaction as the liabilities were transferred at their respective net book values. American’s intercompany receivable associated with the transfer of this obligation will be settled by US Airways through future redemptions by AAdvantage members on US Airways operated flights. For the three and nine months ended September 30, 2015, $208 million and $430 million, respectively, of total operating revenues was allocated from American to US Airways in connection with redemptions by AAdvantage members on US Airways operated flights as well as certain marketing services.

Allocated Expenses

Until American and US Airways are merged into one legal entity, revenue and expenses will continue to be recorded by each entity based on either specific identification of the related transaction where applicable or appropriate allocations based on metrics that are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

systematic and rational. The operating expenses of American reflect allocated expenses for certain services shared with US Airways. These allocated expenses include certain selling expenses, certain airport operating expenses at co-located airports, information technology expenses and corporate management and support functions. Shared selling expenses have been allocated primarily based on the passenger revenue of each respective carrier. Shared airport operating expenses have been allocated based on American’s and US Airways’ respective departures at those airports. Shared other expenses have been allocated primarily based on American’s and US Airways’ respective available seat miles (ASMs). For the three and nine months ended September 30, 2015, $389 million and $808 million of total net operating expenses, respectively, was allocated from American to US Airways. There were no material allocations recorded during the three and nine months ended September 30, 2014.

12. Legal Proceedings

Chapter 11 Cases. As previously disclosed, on the Petition Date, November 29, 2011, the Debtors filed the Chapter 11 Cases. On October 21, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan and completed the Merger. From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to determine the amount, if any, of such litigation claims for purposes of treatment under the Plan.

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As of September 30, 2015, there were approximately 25.3 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

DOJ Antitrust Civil Investigative Demand. In June 2015, American received a Civil Investigative Demand (CID) from the United States Department of Justice (DOJ) as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from American, and other airlines have announced that they have received similar requests. American intends to cooperate fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, American, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were the subject of multiple motions to consolidate them in a single forum, and they have now been consolidated in the Federal District Court for the District of Columbia. Both the DOJ process and these lawsuits are in their very early stages and American intends to defend the lawsuits vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015. Plaintiffs have indicated that they will seek further relief from the JPML. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

American Airlines Group

Background

We continue to move toward operating under the single brand name of “American Airlines” through our mainline operating subsidiaries, American and US Airways. Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle and US Airways Express, our airlines operate an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries from our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the third quarter of 2015, approximately 53 million passengers boarded our mainline and regional flights. As of September 30, 2015, we operated 943 mainline aircraft and were supported by our regional airline subsidiaries and third-party regional carriers, which operated 584 regional aircraft.

Since American and US Airways merged in December 2013, the airline has been making steady integration progress. In the second quarter of 2015, we received a single operating certificate from the Federal Aviation Administration (FAA) for American and US Airways, marking a major milestone in the integration of the two airlines. During the third quarter of 2015, we set in motion the events that allowed us to merge our reservations systems and create a seamless travel experience for our customers, and on October 17, 2015, we successfully implemented a single integrated reservation system for US Airways and American.

The U.S. Airline Industry

During the third quarter of 2015, U.S. airline industry revenues declined as compared to the third quarter of 2014, while capacity, as measured by available seat miles, increased and certain foreign currencies experienced devaluation. In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported the following changes in U.S. industry passenger revenues and yields:

	July	August	September
2015 vs. 2014
Passenger Revenues	(0.1)%	(4.0)%	(2.0)%
Yields	(4.8)%	(8.0)%	(7.0)%

	July	August	September
2014 vs. 2013
Passenger Revenues	4.9%	4.0%	4.2%
Yields	2.2%	2.0%	1.6%

With respect to international versus domestic performance, Airlines for America reported that in the third quarter of 2015, domestic markets outperformed international markets (Atlantic, Pacific, and Latin America) in both yield and overall revenue performance.

Jet fuel prices closely follow the price of Brent crude oil. On average, the price of Brent crude oil per barrel was approximately 51% lower in the third quarter of 2015 as compared to the third quarter of 2014. The average daily spot price for Brent crude oil during the third quarter of 2015 was $50 per barrel as compared to an average daily spot price of $102 per barrel during the third quarter of 2014. On a daily basis, Brent crude oil prices fluctuated during the quarter between a high of $62 per barrel to a low of $42 per barrel, and closed the third quarter on September 30, 2015 at $47 per barrel.

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

American Airlines Group

Third Quarter 2015 Results

Driven by substantially lower fuel costs, we realized operating income of $2.0 billion and net income of $1.7 billion in the third quarter of 2015. This compares to operating income of $1.3 billion and net income of $942 million in the third quarter of 2014.

Excluding the effects of net special charges, we recognized operating income of $2.2 billion and net income of $1.9 billion in the third quarter of 2015 as compared to operating income of $1.5 billion and net income of $1.2 billion in the third quarter of 2014. This represents improvements of 46% and 54%, respectively, in operating income and net income during the third quarter of 2015.

	Three Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline and regional passenger revenues	$9,353	$9,758	(4.2)
Total operating revenues	10,706	11,139	(3.9)
Mainline and regional aircraft fuel and related taxes	1,903	3,367	(43.5)
Total operating expenses	8,707	9,879	(11.9)
Operating income	1,999	1,260	58.7
Net income	1,693	942	79.8

Special items: (1)
Operating special charges, net	$165	$223
Nonoperating special charges, net	21	50
Income tax special charges, net	6	8

Total net special charges	$192	$281

(1)

AAG’s third quarter 2015 results were impacted by net special charges of $192 million, consisting principally of $198 million of merger integration expenses and a $38 million charge in connection with the dissolution of the Texas Aero Engine Services joint venture, offset in part by a net special credit of $66 million related to proceeds received from a legal settlement. The third quarter of 2014 results were impacted by net special charges of $281 million consisting principally of $168 million of merger integration expenses, an $81 million charge to revise prior estimates of certain aircraft residual values and $50 million in debt extinguishment charges, offset in part by net credits of $40 million for bankruptcy related items. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations” of this report for more information on net special items.

Revenue

In the third quarter of 2015, we reported operating revenues of $10.7 billion, which was $433 million, or 3.9%, lower as compared to the third quarter of 2014. Mainline and regional passenger revenues were $9.4 billion, a decrease of $405 million, or 4.2%, as compared to the third quarter of 2014. The decline in revenues was driven by a 9.2% decrease in passenger yield due to competitive growth, as well as weaker international yields due to foreign currency devaluation. Our mainline and regional passenger revenue per available seat mile (PRASM) was 13.16 cents in the third quarter of 2015, a 6.8% decrease as compared to 14.12 cents in the third quarter of 2014.

Fuel

Mainline and regional fuel expense totaled $1.9 billion in the third quarter of 2015, which was $1.5 billion, or 43.5%, lower as compared to the third quarter of 2014. This decrease was driven by a 44.0% decrease in the average price per gallon of fuel to $1.67 in the third quarter of 2015 from $2.98 in the 2014 period.

As of September 30, 2015, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Cost Control

We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our 2015 third quarter mainline cost per available seat mile (CASM) excluding special items and fuel was 8.56 cents, an increase of 2.6% as compared to the third quarter of 2014. The increase was primarily due to higher salaries, wages and benefits driven by new merger-related labor contracts.

The following table details our mainline CASM for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In cents, except percentage changes)
Mainline CASM excluding special items and aircraft fuel and related taxes:
Total mainline CASM	11.33	13.28	(14.7)
Special items, net	(0.26)	(0.36)	(28.3)
Aircraft fuel and related taxes	(2.51)	(4.57)	(45.1)

Mainline operating expenses per ASM, excluding special items and aircraft fuel and related taxes (1)	8.56	8.35	2.6

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

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. We are currently making investments in our operation to improve our on-time departures and baggage handling performance as well as reduce the number of aircraft out of service. We reported the following combined operating statistics to the U.S. Department of Transportation (DOT) for mainline operations for the third quarter of 2015 and 2014:

	2015			2014			Better (Worse)
	July	August	September(e)	July	August	September	July		August		September
On-time performance (a)	80.0	80.6	85.5	74.2	77.3	82.7	5.8	pts	3.3	pts	2.8	pts
Completion factor (b)	99.3	99.0	99.5	98.5	99.1	99.4	0.8	pts	(0.1	)pts	0.1	pts
Mishandled baggage (c)	3.73	3.88	2.96	3.98	3.87	3.12	6.3%		(0.3)%		5.1%
Customer complaints (d)	3.45	4.01	4.70	2.57	2.39	1.87	(34.2)%		(67.8)%		(151.3)%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.
(b)	Percentage of scheduled flight operations completed.
(c)	Rate of mishandled baggage reports per 1,000 passengers.
(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.
(e)	September 2015 operating statistics are preliminary as the DOT has not issued its September 2015 Air Travel Consumer report as of the date of this filing.

Liquidity Position

As of September 30, 2015, our total cash, short-term investments and restricted cash was $9.6 billion, of which $710 million was restricted. We also had available $1.8 billion under undrawn revolving lines of credit facilities.

In the first nine months of 2015, we utilized cash generated from operations to invest in our airline. Capital expenditures totaled $4.6 billion as we continued to renew our fleet, make investments in our operation, and improve our product offerings. Expenditures included:

•

Delivery of 84 new aircraft including 24 Airbus A321 family aircraft, 15 Embraer 175 aircraft, 14 Bombardier CRJ900 aircraft, 12 Boeing 737 aircraft, 11 Boeing 787 aircraft, seven Airbus A319 aircraft and one Boeing 777 aircraft

•	New ground support equipment, bag handling technology and the opening of the new state-of-the-art Integrated Operations Center to improve our operation

•

New product enhancements to improve our customer experience including fully lie-flat seats on our long-haul, international fleet, international Wi-Fi, AC power outlets and USB power in cabins on new and retrofitted aircraft, enhanced in-seat entertainment, Main Cabin Extra seating, improved and updated kiosks and Admirals Club refurbishments

We also returned capital to our shareholders. In the first nine months of 2015, we repurchased 59.5 million shares at a cost of $2.5 billion. As of September 30, 2015, we can repurchase up to an additional $1.5 billion of shares under our program. Additionally, we paid $206 million in connection with quarterly dividends of $0.10 per share declared in January, April and July of 2015.

These cash outflows described above were offset in part by new debt issuances in the first nine months of 2015, including the issuance of $2.3 billion in equipment notes under the 2015-1 and 2015-2 Enhanced Equipment Trust Certificates to finance certain unencumbered aircraft. Additionally, we issued $500 million aggregate principal amount of 4.625% senior notes due 2020.

We also strengthened our liquidity position by paying down or refinancing certain higher rate debt. We repaid our $400 million Citibank AAdvantage loan, refinanced and lowered the LIBOR margins on our $1.9 billion and $750 million term loan facilities and purchased and remarketed $365 million of special revenue facility bonds at a lower interest rate.

The following table presents a summary of our cash and short-term investment balances:

	September 30, 2015	December 31, 2014
	(In millions)
Cash and short-term investments (1)	$8,873	$7,303
Restricted cash and short-term investments (2)	710	774

Total cash and short-term investments	$9,583	$8,077

(1)

As of September 30, 2015, we had approximately $609 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance is valued at 6.3 bolivars to the U.S. dollar, which is the rate that was in effect on the date we submitted each of our repatriation requests to the Venezuelan government. This rate is materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

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

AAG’s Results of Operations

In the third quarter of 2015, we realized operating income of $2.0 billion and net income of $1.7 billion. Our third quarter 2015 net income included net special operating charges of $165 million and total net special charges of $192 million. Excluding the effects of these special charges, we realized operating income of $2.2 billion and net income of $1.9 billion.

In the third quarter of 2014, we realized operating income of $1.3 billion and net income of $942 million. Our third quarter 2014 net income included net special operating charges of $223 million and total net special charges of $281 million. Excluding the effects of these special charges, we realized operating income of $1.5 billion and net income of $1.2 billion.

In the first nine months of 2015, we realized operating income of $5.1 billion and net income of $4.3 billion. Our 2015 nine month period net income included net special operating charges of $630 million and total net special charges of $654 million. Excluding the effects of these special charges, we realized operating income of $5.8 billion and net income of $5.0 billion.

In the first nine months of 2014, we realized operating income of $3.4 billion and net income of $2.3 billion. Our 2014 nine month period net income included net special operating charges of $342 million and total net special charges of $795 million. Excluding the effects of these special charges, we realized operating income of $3.7 billion and net income of $3.1 billion.

The following table details our net income excluding special items (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,693	$942	$4,329	$2,285
Special items:
Mainline operating special items, net (1)	163	221	610	335
Regional operating special items, net (2)	2	2	20	7
Nonoperating special items, net (3)	21	50	2	101
Income tax special items, net (4)	6	8	22	352

Total special items	192	281	654	795

Net income excluding special items	$1,885	$1,223	$4,983	$3,080

(1)

The 2015 third quarter mainline operating special items totaled a net charge of $163 million, which principally included $196 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training, as well as a $38 million charge in connection with the dissolution of the Texas Aero Engine Services joint venture. These charges were offset in part by a $66 million credit related to proceeds received from a legal settlement. The 2015 nine month period mainline operating special items totaled a net charge of $610 million, which principally included $633 million of merger integration expenses as described above, a net $99 million charge related to our new pilot joint collective bargaining agreement and a $38 million charge in connection with the dissolution of the Texas Aero Engine Services joint venture. These charges were offset in part by a net $75 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations and a $66 million credit related to proceeds received from a legal settlement.

The 2014 third quarter mainline operating special items totaled a net charge of $221 million, which principally included $166 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, re-branding of aircraft and airport facilities, relocation and training, as well as $99 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other spare parts asset impairments. These charges were offset in part by a net $40 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. The 2014 nine month period mainline operating special items totaled a net charge of $335 million, which principally included $530 million of merger integration expenses as described above, $99 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other spare parts asset impairments, as well as $46 million in charges primarily relating to the buyout of certain aircraft leases. These charges were offset in part by a $309 million gain on the sale of Slots at Ronald Reagan Washington National Airport (DCA) and a net $35 million credit for bankruptcy related items as described above.

(2)	The 2015 and 2014 third quarter and nine month period regional operating special items principally related to merger integration expenses.
(3)

The 2015 third quarter nonoperating special items totaled a net charge of $21 million, which was primarily due to non-cash write offs of unamortized debt discount and debt issuance costs associated with the purchase and subsequent remarketing of certain special facility revenue bonds. The 2015 nine month period nonoperating special items totaled a net charge of $2 million, which principally included $40 million in charges primarily related to non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing our secured term loan facilities, prepayments of certain aircraft financings and the purchase and subsequent remarketing of certain special facility revenue bonds. These charges were offset in part by a $22 million gain associated with the sale of an investment and a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank.

The 2014 third quarter nonoperating special items totaled a net charge of $50 million, which was primarily due to early debt extinguishment costs related to the prepayment of our 7.50% senior secured notes and other indebtedness. The 2014 nine month period nonoperating special items totaled a net charge of $101 million, which primarily included $54 million of early debt extinguishment costs as described above and $33 million of non-cash interest accretion on the bankruptcy settlement obligations.

(4)	The 2015 third quarter and nine month period tax special items were the result of a non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

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

Income Taxes

At December 31, 2014, we had approximately $10.1 billion of gross net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which are expected to be available for use in 2015. The federal NOL Carryforwards will expire beginning in 2022 if unused. These NOL Carryforwards include an unrealized tax benefit of $867 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. We also had approximately $4.6 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2014, which will expire in years 2015 through 2034 if unused. Our ability to deduct our NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. We experienced an ownership change in connection with our emergence from the Chapter 11 Cases, and US Airways Group experienced an ownership change in connection with the Merger. As a result of the Merger, US Airways Group is now included in the AAG consolidated federal and state income tax return. The general limitation rules of Section 382 for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permit approximately $9.0 billion of our federal NOL Carryforwards to be utilized without regard to the Section 382 annual limitation rules. Substantially all of our remaining federal NOL Carryforwards (attributable to US Airways Group) are subject to limitation under Section 382; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes. Our ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs.

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

We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered which impact our projections of future sustained profitability including risks associated with merger integration as well as other conditions which are beyond our control, such as the health of the economy, the level and volatility of fuel prices and travel demand. We have concluded as of September 30, 2015, that the valuation allowance was still needed on our deferred tax assets based on the weight of the factors described above. However, if for the remainder of 2015, projections for future sustained profitability continue and additional merger integration milestones are completed, we anticipate that we may reverse substantially all of our valuation allowance as early as the end of 2015.

For the three and nine months ended September 30, 2015, we recorded a special $6 million and $22 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, for the three and nine months ended September 30, 2015, we recorded $10 million and $20 million, respectively, of state and international income tax expense related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

For the three and nine months ended September 30, 2014, we recorded a special $8 million and $22 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, for the 2014 nine month period, we recorded a special $330 million non-cash tax provision related to the settlement of fuel hedges as discussed above and $8 million of tax expense principally related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

Operating Statistics

The table below sets forth selected mainline and regional operating data for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Increase (Decrease)		2015	2014	Increase (Decrease)
Mainline
Revenue passenger miles (millions) (a)	54,667	51,895	5.3%		151,148	149,129	1.4%
Available seat miles (millions) (b)	63,459	61,851	2.6%		181,232	179,682	0.9%
Passenger load factor (percent) (c)	86.1	83.9	2.2	pts	83.4	83.0	0.4	pts
Yield (cents) (d)	14.00	15.60	(10.2)%		14.75	15.80	(6.6)%
Passenger revenue per available seat mile (cents) (e)	12.06	13.08	(7.8)%		12.30	13.11	(6.2)%
Operating cost per available seat mile (cents) (f)	11.33	13.28	(14.7)%		11.97	13.46	(11.1)%
Passenger enplanements (thousands) (g)	38,909	37,516	3.7%		110,683	110,270	0.4%
Departures (thousands)	286	291	(1.6)%		841	862	(2.4)%
Aircraft at end of period	943	978	(3.6)%		943	978	(3.6)%
Block hours (thousands) (h)	908	901	0.7%		2,643	2,656	(0.5)%
Average stage length (miles) (i)	1,259	1,229	2.4%		1,231	1,211	1.6%
Fuel consumption (gallons in millions)	954	952	0.2%		2,736	2,763	(1.0)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.67	2.97	(43.8)%		1.80	3.03	(40.7)%
Full-time equivalent employees at end of period	99,700	93,400	6.7%		99,700	93,400	6.7%

Regional (j)
Revenue passenger miles (millions) (a)	6,199	5,755	7.7%		17,729	16,601	6.8%
Available seat miles (millions) (b)	7,633	7,269	5.0%		22,050	20,922	5.4%
Passenger load factor (percent) (c)	81.2	79.2	2.0	pts	80.4	79.3	1.1	pts
Yield (cents) (d)	27.40	28.93	(5.3)%		27.69	28.79	(3.8)%
Passenger revenue per available seat mile (cents) (e)	22.25	22.90	(2.8)%		22.27	22.84	(2.5)%
Operating cost per available seat mile (cents) (f)	19.89	22.94	(13.3)%		20.57	23.51	(12.5)%
Passenger enplanements (thousands) (g)	14,413	13,483	6.9%		41,032	38,745	5.9%
Aircraft at end of period	584	557	4.8%		584	557	4.8%
Fuel consumption (gallons in millions)	186	178	4.6%		536	514	4.3%
Average aircraft fuel price including related taxes (dollars per gallon)	1.67	3.02	(44.8)%		1.81	3.06	(40.9)%
Full-time equivalent employees at end of period (k)	19,300	18,500	4.3%		19,300	18,500	4.3%

Total Mainline and Regional
Revenue passenger miles (millions) (a)	60,866	57,650	5.6%		168,877	165,730	1.9%
Available seat miles (millions) (b)	71,092	69,120	2.9%		203,282	200,604	1.3%
Cargo ton miles (millions) (l)	569	566	0.4%		1,716	1,721	(0.3)%
Passenger load factor (percent) (c)	85.6	83.4	2.2	pts	83.1	82.6	0.5	pts
Yield (cents) (d)	15.37	16.93	(9.2)%		16.11	17.10	(5.8)%
Passenger revenue per available seat mile (cents) (e)	13.16	14.12	(6.8)%		13.38	14.13	(5.3)%
Total revenue per available seat mile (cents) (m)	15.06	16.12	(6.6)%		15.43	16.20	(4.7)%
Cargo yield per ton mile (cents) (n)	31.63	37.98	(16.7)%		33.11	37.34	(11.3)%
Passenger enplanements (thousands) (g)	53,322	50,999	4.6%		151,715	149,015	1.8%
Aircraft at end of period	1,527	1,535	(0.5)%		1,527	1,535	(0.5)%
Fuel consumption (gallons in millions)	1,140	1,130	0.9%		3,272	3,277	(0.2)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.67	2.98	(44.0)%		1.80	3.03	(40.7)%
Full-time equivalent employees at end of period	119,000	111,900	6.3%		119,000	111,900	6.3%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.
(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenues divided by ASMs.
(f)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
(g)	Passenger enplanements – The number of passengers on board an aircraft, including local, connecting and through passengers.
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

(k)	Regional full-time equivalent employees only include our wholly owned regional airline subsidiaries, Envoy, Piedmont and PSA.
(l)	Cargo ton miles – A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.
(m)	Total revenue per available seat mile (RASM) – Total revenues divided by total mainline and regional ASMs.
(n)	Cargo yield per ton mile – Cargo revenues divided by total mainline and regional cargo ton miles.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Revenues

	Three Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$7,654	$8,093	(5.4)
Regional passenger	1,699	1,665	2.0
Cargo	180	215	(16.3)
Other	1,173	1,166	0.6

Total operating revenues	$10,706	$11,139	(3.9)

Total operating revenues in the third quarter of 2015 decreased $433 million, or 3.9%, from the 2014 period principally due to competitive growth, as well as weaker international yields due to foreign currency devaluation. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $7.7 billion in the third quarter of 2015 as compared to $8.1 billion in the 2014 period. Mainline RPM’s increased 5.3% as mainline capacity, as measured by ASMs, increased 2.6%, resulting in a 2.2 point increase in load factor to 86.1%. Mainline passenger yield decreased 10.2% to 14.00 cents in the third quarter of 2015 from 15.60 cents in the 2014 period. Mainline PRASM decreased 7.8% to 12.06 cents in the third quarter of 2015 from 13.08 cents in the 2014 period.

•

Regional passenger revenues were $1.7 billion in each of the third quarters of 2015 and 2014. Regional RPM’s increased 7.7% as regional capacity, as measured by ASMs, increased 5.0%, resulting in a 2.0 point increase in load factor to 81.2%. Regional passenger yield decreased 5.3% to 27.40 cents in the third quarter of 2015 from 28.93 cents in the 2014 period. Regional PRASM decreased 2.8% to 22.25 cents in the third quarter of 2015 from 22.90 cents in the 2014 period.

•	Cargo revenue decreased $35 million, or 16.3%, in the third quarter of 2015 from the 2014 period driven primarily by a decrease in domestic and international freight yields.

Operating Expenses

	Three Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,593	$2,829	(43.7)
Salaries, wages and benefits	2,404	2,137	12.5
Maintenance, materials and repairs	456	529	(13.8)
Other rent and landing fees	432	431	0.2
Aircraft rent	308	306	0.8
Selling expenses	366	393	(7.0)
Depreciation and amortization	336	334	0.7
Special items, net	163	221	(26.5)
Other	1,131	1,031	9.6

Total mainline operating expenses	7,189	8,211	(12.4)
Regional expenses:
Fuel	310	538	(42.3)
Other	1,208	1,130	6.9

Total regional operating expenses	1,518	1,668	(9.0)

Total operating expenses	$8,707	$9,879	(11.9)

Total operating expenses were $8.7 billion in the third quarter of 2015, a decrease of $1.2 billion, or 11.9%, from the 2014 period. The decrease in operating expenses was primarily due to substantially lower aircraft fuel costs, offset in part by higher salaries, wages and benefits driven by new merger-related labor contracts. See detailed explanations below relating to changes in operating costs per ASM.

Mainline Operating Expenses per ASM

Our mainline CASM decreased 1.95 cents, or 14.7%, from 13.28 cents in the third quarter of 2014 to 11.33 cents in the third quarter of 2015. Excluding special items and aircraft fuel and related taxes, our mainline CASM increased 0.21 cents, or 2.6%, from 8.35 cents in the third quarter of 2014 to 8.56 cents in the third quarter of 2015, primarily due to higher salaries, wages and benefits driven by new merger-related labor contracts.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and aircraft fuel and related taxes for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.51	4.57	(45.1)
Salaries, wages and benefits	3.79	3.45	9.7
Maintenance, materials and repairs	0.72	0.86	(16.0)
Other rent and landing fees	0.68	0.70	(2.4)
Aircraft rent	0.49	0.49	(1.7)
Selling expenses	0.58	0.64	(9.3)
Depreciation and amortization	0.53	0.54	(1.9)
Special items, net	0.26	0.36	(28.3)
Other	1.78	1.67	6.8

Total mainline CASM	11.33	13.28	(14.7)
Special items, net	(0.26)	(0.36)	(28.3)
Aircraft fuel and related taxes	(2.51)	(4.57)	(45.1)

Mainline operating expenses per ASM, excluding special items and aircraft fuel and related taxes (1)	8.56	8.35	2.6

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

Significant changes in the components of mainline operating expense per ASM are as follows:

•

Aircraft fuel and related taxes per ASM decreased 45.1% primarily due to a 43.8% decrease in the average price per gallon to $1.67 in the third quarter of 2015 from an average price per gallon of $2.97 in the 2014 period.

•	Salaries, wages and benefits per ASM increased 9.7% primarily due to increased costs associated with the new pilot and flight attendant joint collective bargaining agreements.

•	Maintenance, materials and repairs per ASM decreased 16.0% primarily due to fewer engine overhauls in the 2015 period, driven by our fleet renewal program.

•	Selling expenses per ASM decreased 9.3% primarily due to lower revenues in the 2015 period.

•

Other operating expenses per ASM increased 6.8% in the third quarter of 2015 as compared to the 2014 period primarily due to increases in crew travel, certain professional fees and aircraft food and catering.

Regional Operating Expenses

Total regional expenses decreased $150 million, or 9.0%, in the third quarter of 2015 to $1.5 billion from $1.7 billion in the 2014 period. The period-over-period decrease was primarily due to a $228 million, or 42.3%, decrease in fuel costs, offset in part by a $78 million, or 6.9%, increase in other regional operating expenses. The average price per gallon of fuel decreased 44.8% to $1.67 in the third quarter of 2015 from $3.02 in the 2014 period. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements.

Nonoperating Income (Expense)

	Three Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$10	$7	32.6
Interest expense, net of capitalized interest	(219)	(210)	4.3
Other, net	(81)	(108)	(25.5)

Total nonoperating expense, net	$(290)	$(311)	(6.7)

Interest income was $10 million and $7 million in the third quarter of 2015 and 2014, respectively. Our short-term investments in each period consisted of highly liquid investments that provided nominal returns.

Other nonoperating expense, net in the third quarter of 2015 included $62 million of foreign currency losses and $21 million in other nonoperating special charges. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies during the third quarter of 2015, principally in Latin American and European markets, including a 30% decrease in the value of the Brazilian real and a 4% decrease in the value of the British pound. The other nonoperating special charges were primarily due to non-cash write offs of unamortized debt discount and debt issuance costs associated with the purchase and subsequent remarketing of certain special facility revenue bonds.

Other nonoperating expense, net in the third quarter of 2014 included $58 million of foreign currency losses and $50 million in other nonoperating special charges. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies during the third quarter of 2014, principally in the Latin American market, including a 13% decrease in the value of the Venezuelan bolivar (SICAD1 rate) and a 12% decrease in the value of the Brazilian real. The other nonoperating special charges were primarily due to early debt extinguishment costs related to the prepayment of our 7.50% senior secured notes and other indebtedness.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Revenues

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$22,298	$23,564	(5.4)
Regional passenger	4,910	4,779	2.7
Cargo	568	643	(11.6)
Other	3,584	3,504	2.3

Total operating revenues	$31,360	$32,490	(3.5)

Total operating revenues in the first nine months of 2015 decreased $1.1 billion, or 3.5%, from the 2014 period principally due to winter storm flight cancellations and competitive growth, as well as weaker international yields due to foreign currency devaluation. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $22.3 billion in the first nine months of 2015 as compared to $23.6 billion in the 2014 period. Mainline RPM’s increased 1.4% as mainline capacity, as measured by ASMs, increased 0.9%, resulting in a 0.4 point increase in load factor to 83.4%. Mainline passenger yield decreased 6.6% to 14.75 cents in the first nine months of 2015 from 15.80 cents in the 2014 period. Mainline PRASM decreased 6.2% to 12.30 cents in the first nine months of 2015 from 13.11 cents in the 2014 period.

•

Regional passenger revenues were $4.9 billion in the first nine months of 2015 as compared to $4.8 billion in the 2014 period. Regional RPM’s increased 6.8% as regional capacity, as measured by ASMs, increased 5.4%, resulting in a 1.1 point increase in load factor to 80.4%. Regional passenger yield decreased 3.8% to 27.69 cents in the first nine months of 2015 from 28.79 cents in the 2014 period. Regional PRASM decreased 2.5% to 22.27 cents in the first nine months of 2015 from 22.84 cents in the 2014 period.

•	Cargo revenue decreased $75 million, or 11.6%, in the first nine months of 2015 from the 2014 period driven primarily by a decrease in international freight yields.

Operating Expenses

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$4,912	$8,370	(41.3)
Salaries, wages and benefits	7,141	6,419	11.3
Maintenance, materials and repairs	1,452	1,528	(5.0)
Other rent and landing fees	1,290	1,297	(0.5)
Aircraft rent	941	937	0.5
Selling expenses	1,051	1,196	(12.1)
Depreciation and amortization	1,013	960	5.5
Special items, net	610	335	82.2
Other	3,278	3,140	4.4

Total mainline operating expenses	21,688	24,182	(10.3)
Regional expenses:
Fuel	970	1,573	(38.3)
Other	3,566	3,346	6.6

Total regional operating expenses	4,536	4,919	(7.8)

Total operating expenses	$26,224	$29,101	(9.9)

Total operating expenses were $26.2 billion in the first nine months of 2015, a decrease of $2.9 billion, or 9.9%, from the 2014 period. The decrease in operating expenses was primarily due to substantially lower aircraft fuel costs, offset in part by higher salaries, wages and benefits driven by new merger-related labor contracts. See detailed explanations below relating to changes in operating costs per ASM.

Mainline Operating Expenses per ASM

Our mainline CASM decreased 1.49 cents, or 11.1%, from 13.46 cents in the first nine months of 2014 to 11.97 cents in the first nine months of 2015. Excluding special items and aircraft fuel and related taxes, our mainline CASM increased 0.31 cents, or 3.6%, from 8.61 cents in the first nine months of 2014 to 8.92 cents in the first nine months of 2015, primarily due to higher salaries, wages and benefits due to new merger-related labor contracts.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and aircraft fuel and related taxes for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.71	4.66	(41.8)
Salaries, wages and benefits	3.94	3.57	10.3
Maintenance, materials and repairs	0.80	0.85	(5.8)
Other rent and landing fees	0.71	0.72	(1.4)
Aircraft rent	0.52	0.52	(0.4)
Selling expenses	0.58	0.67	(12.9)
Depreciation and amortization	0.56	0.53	4.6
Special items, net	0.34	0.19	80.6
Other	1.81	1.75	3.5

Total mainline CASM	11.97	13.46	(11.1)
Special items, net	(0.34)	(0.19)	80.6
Aircraft fuel and related taxes	(2.71)	(4.66)	(41.8)

Mainline operating expenses per ASM, excluding special items and aircraft fuel and related taxes (1)	8.92	8.61	3.6

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

Significant changes in the components of mainline operating expense per ASM are as follows:

•

Aircraft fuel and related taxes per ASM decreased 41.8% primarily due to a 40.7% decrease in the average price per gallon to $1.80 in the first nine months of 2015 from an average price per gallon of $3.03 in the 2014 period.

•	Salaries, wages and benefits per ASM increased 10.3% primarily due to increased costs associated with the new pilot and flight attendant joint collective bargaining agreements.

•	Maintenance, materials and repairs per ASM decreased 5.8% primarily due to fewer engine overhauls in the 2015 period, driven by our fleet renewal program.

•	Selling expenses per ASM decreased 12.9% primarily due to lower contractually negotiated rates for certain commissions and booking fees as well as lower revenues in the 2015 period.

Regional Operating Expenses

Total regional expenses decreased $383 million, or 7.8%, in the first nine months of 2015 to $4.5 billion from $4.9 billion in the 2014 period. The period-over-period decrease was primarily due to a $603 million, or 38.3%, decrease in fuel costs, offset in part by a $220 million, or 6.6%, increase in other regional operating expenses. The average price per gallon of fuel decreased 40.9% to $1.81 in the first nine months of 2015 from $3.06 in the 2014 period. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements.

Nonoperating Income (Expense)

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$29	$22	30.3
Interest expense, net of capitalized interest	(651)	(667)	(2.3)
Other, net	(143)	(99)	43.9

Total nonoperating expense, net	$(765)	$(744)	2.9

Interest income was $29 million and $22 million in the first nine months of 2015 and 2014, respectively. Our short-term investments in each period consisted of highly liquid investments that provided nominal returns.

Other nonoperating expense, net in the 2015 nine month period included $144 million of foreign currency losses driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies during the 2015 nine month period, principally in Latin American and European markets, including a 50% decrease in the value of the Brazilian real, an 8% decrease in the value of the Euro and a 2% decrease in the value of the British pound.

Other nonoperating expense, net in the 2014 nine month period included $46 million of foreign currency losses and $54 million in other nonoperating special charges. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies during the 2014 nine month period, principally in the Latin American market, including a 91% decrease in the value of the Venezuelan bolivar (SICAD1 rate) and a 5% decrease in the value of the Brazilian real. The other nonoperating special charges were primarily due to early debt extinguishment costs related to the prepayment of our 7.50% senior secured notes and other indebtedness.

American’s Results of Operations

In the third quarter of 2015, American realized operating income of $1.2 billion and net income of $1.0 billion. American’s third quarter 2015 net income included net special operating charges of $78 million and total net special charges of $105 million. Excluding the effects of these special charges, American realized operating income of $1.3 billion and net income of $1.1 billion.

In the third quarter of 2014, American realized operating income of $698 million and net income of $465 million. American’s third quarter 2014 net income included net special operating charges of $166 million and total net special charges of $221 million. Excluding the effects of these special charges, American realized operating income of $864 million and net income of $686 million.

In the first nine months of 2015, American realized operating income of $3.2 billion and net income of $2.6 billion. American’s 2015 nine month period net income included net special operating charges of $354 million and total net special charges of $398 million. Excluding the effects of these special charges, American realized operating income of $3.5 billion and net income of $3.0 billion.

In the first nine months of 2014, American realized operating income of $2.0 billion and net income of $1.1 billion. American’s 2014 nine month period net income included net special operating charges of $131 million and total net special charges of $569 million. Excluding the effects of these special charges, American realized operating income of $2.1 billion and net income of $1.7 billion.

The following table details American’s net income excluding special items (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$996	$465	$2,617	$1,132
Special items:
Mainline operating special items, net (1)	77	164	350	127
Regional operating special items, net (2)	1	2	4	4
Nonoperating special items, net (3)	21	48	24	89
Income tax special items, net (4)	6	7	20	349

Total special items	105	221	398	569

Net income excluding special items	$1,101	$686	$3,015	$1,701

(1)

The 2015 third quarter mainline operating special items totaled a net charge of $77 million, which principally included $115 million of merger integration expenses related to information technology, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training, as well as a $38 million charge in connection with the dissolution of the Texas Aero Engine Services joint venture. These charges were offset in part by a $66 million credit related to proceeds received from a legal settlement. The 2015 nine month period mainline operating special items totaled a net charge of $350 million, which principally included $400 million of merger integration expenses as described above, a net $64 million charge related to American’s new pilot joint collective bargaining agreement and a $38 million charge in connection with the dissolution of the Texas Aero Engine Services joint venture. These charges were offset in part by a net $75 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations and a $66 million credit related to proceeds received from a legal settlement.

The 2014 third quarter mainline operating special items totaled a net charge of $164 million, which principally included $103 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, re-branding of aircraft and airport facilities, relocation and training, as well as $99 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other spare parts asset impairments. These charges were offset in part by a net $40 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. The 2014 nine month period mainline operating special items totaled a net charge of $127 million, which principally included $337 million of merger integration expenses as described above, $99 million in other special charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other spare parts asset impairments, as well as $35 million in charges primarily relating to the buyout of certain aircraft leases. These charges were offset in part by a $305 million gain on the sale of Slots at DCA and a net $57 million credit for bankruptcy related items as described above.

(2)	The 2015 and 2014 third quarter and nine month period regional operating special items principally related to merger integration expenses.
(3)	The 2015 third quarter nonoperating special items totaled a net charge of $21 million, which was primarily due to non-cash write offs of unamortized debt discount and debt issuance costs associated with the purchase and subsequent remarketing of certain special facility revenue bonds. The 2015 nine month period nonoperating special items totaled a net charge of $24 million, which principally included $41 million in charges primarily related to non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing American’s secured term loan facilities, prepayments of certain aircraft financings and the purchase and subsequent remarketing of certain special facility revenue bonds. These charges were offset in part by a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank.

The 2014 third quarter nonoperating special items totaled a net charge of $48 million, which was primarily due to early debt extinguishment costs related to the prepayment of American’s 7.50% senior secured notes and other indebtedness. The 2014 nine month period nonoperating special items totaled a net charge of $89 million, which primarily included $46 million of early debt extinguishment costs as described above and $29 million of non-cash interest accretion on the bankruptcy settlement obligations.

(4)	The 2015 third quarter and nine month period tax special items were the result of a non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

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

American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered which impact American’s projections of future sustained profitability including risks associated with merger integration as well as other conditions which are beyond American’s control, such as the health of the economy, the level and volatility of fuel prices and travel demand. American has concluded as of September 30, 2015, that the valuation allowance was still needed on its deferred tax assets based on the weight of the factors described above. However, if for the remainder of 2015, projections for future sustained profitability continue and additional merger integration milestones are completed, American anticipates that it may reverse substantially all of its valuation allowance as early as the end of 2015.

For the three and nine months ended September 30, 2015, American recorded a special $6 million and $20 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, for the three and nine months ended September 30, 2015, American recorded $3 million and $8 million, respectively, of state and international income tax expense related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

For the three and nine months ended September 30, 2014, American recorded a special $7 million and $21 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition for the 2014 nine month period, American recorded a special $328 million non-cash tax provision related to the settlement of fuel hedges discussed above and $3 million of tax expense principally related to certain states and other jurisdictions where NOLs were limited or unavailable to be used.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Revenues

	Three Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$4,927	$5,321	(7.4)
Regional passenger	858	748	14.7
Cargo	150	175	(14.4)
Other	847	811	4.5

Total operating revenues	$6,782	$7,055	(3.9)

Total operating revenues in the third quarter of 2015 decreased $273 million, or 3.9%, from the 2014 period principally due to competitive growth, as well as weaker international yields due to foreign currency devaluation. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues decreased $394 million, or 7.4%, in the third quarter of 2015 from the 2014 period due to a decrease in yield, offset in part by higher ASMs.

•	Regional passenger revenues increased $110 million, or 14.7%, in the third quarter of 2015 from the 2014 period due to higher ASMs, offset in part by a decrease in yield.

•	Cargo revenue decreased $25 million, or 14.4%, in the third quarter of 2015 from the 2014 period driven primarily by a decrease in domestic and international freight yields.

Operating Expenses

	Three Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,065	$1,894	(43.7)
Salaries, wages and benefits	1,563	1,412	10.7
Maintenance, materials and repairs	261	353	(26.0)
Other rent and landing fees	286	279	2.4
Aircraft rent	225	211	6.6
Selling expenses	256	278	(7.8)
Depreciation and amortization	245	230	6.2
Special items, net	77	164	(52.8)
Other	790	746	5.8

Total mainline operating expenses	4,768	5,567	(14.3)
Regional expenses:
Fuel	166	264	(37.3)
Other	637	526	21.0

Total regional operating expenses	803	790	1.5

Total operating expenses	$5,571	$6,357	(12.4)

Total operating expenses in the third quarter of 2015 decreased $786 million, or 12.4%, from the 2014 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased $829 million, or 43.7%, in the third quarter of 2015 from the 2014 period primarily due to a decrease in the average price per gallon of fuel.

•

Salaries, wages and benefits increased $151 million, or 10.7%, in the third quarter of 2015 from the 2014 period primarily due to increased costs associated with the new pilot and flight attendant joint collective bargaining agreements.

•

Maintenance, materials and repairs decreased $92 million, or 26.0%, in the third quarter of 2015 from the 2014 period primarily due to fewer engine overhauls in the 2015 period, driven by American’s fleet renewal program.

•	Selling expenses decreased $22 million, or 7.8%, in the third quarter of 2015 from the 2014 period primarily due to lower revenues in the 2015 period.

•

Other operating expenses increased $44 million, or 5.8%, in the third quarter of 2015 as compared to the 2014 period primarily due to increases in crew travel, certain professional fees and aircraft food and catering.

Regional Operating Expenses

Total regional expenses increased $13 million, or 1.5%, in the third quarter of 2015 to $803 million from $790 million in the 2014 period. The period-over-period increase was primarily due to a $111 million, or 21.0%, increase in other regional operating expenses, offset in part by a $98 million, or 37.3%, decrease in fuel costs. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements. The average price per gallon of fuel decreased in the third quarter of 2015 from the 2014 period.

Nonoperating Income (Expense)

	Three Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$10	$5	84.8
Interest expense, net of capitalized interest	(133)	(136)	(2.0)
Other, net	(83)	(97)	(15.0)

Total nonoperating expense, net	$(206)	$(228)	(9.6)

Interest income was $10 million and $5 million in the third quarter of 2015 and 2014, respectively. American’s short-term investments in each period consisted of highly liquid investments that provided nominal returns.

Other nonoperating expense, net in the third quarter of 2015 included $59 million of foreign currency losses and $21 million in other nonoperating special charges. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies during the third quarter of 2015, principally in Latin American and European markets, including a 30% decrease in the value of the Brazilian real and a 4% decrease in the value of the British pound. The other nonoperating special charges were primarily due to non-cash write offs of unamortized debt discount and debt issuance costs associated with the purchase and subsequent remarketing of certain special facility revenue bonds.

Other nonoperating expense, net in the third quarter of 2014 included $48 million of foreign currency losses and $48 million in other nonoperating special charges. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies during the third quarter of 2014 principally in the Latin American market, including a 13% decrease in the value of the Venezuelan bolivar (SICAD1 rate) and a 12% decrease in the value of the Brazilian real. The other nonoperating special charges were primarily due to early debt extinguishment costs related to the prepayment of American’s 7.50% senior secured notes and other indebtedness.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Revenues

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$14,565	$15,579	(6.5)
Regional passenger	2,399	2,202	9.0
Cargo	472	521	(9.4)
Other	2,533	2,374	6.7

Total operating revenues	$19,969	$20,676	(3.4)

Total operating revenues in the first nine months of 2015 decreased $707 million, or 3.4%, from the 2014 period principally due to winter storm flight cancellations and competitive growth, as well as weaker international yields due to foreign currency devaluation. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues decreased $1.0 billion, or 6.5%, in the first nine months of 2015 from the 2014 period due to a decrease in yield.

•	Regional passenger revenues increased $197 million, or 9.0%, in the first nine months of 2015 from the 2014 period due to higher ASMs, offset in part by a decrease in yield.

•	Cargo revenue decreased $49 million, or 9.4%, in the first nine months of 2015 from the 2014 period driven primarily by a decrease in international freight yields.

Operating Expenses

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,332	$5,662	(41.1)
Salaries, wages and benefits	4,684	4,251	10.2
Maintenance, materials and repairs	868	1,031	(15.8)
Other rent and landing fees	825	853	(3.4)
Aircraft rent	676	641	5.5
Selling expenses	688	844	(18.4)
Depreciation and amortization	728	664	9.6
Special items, net	350	127	nm
Other	2,323	2,258	2.9

Total mainline operating expenses	14,474	16,331	(11.4)
Regional expenses:
Fuel	510	787	(35.2)
Other	1,808	1,565	15.5

Total regional operating expenses	2,318	2,352	(1.5)

Total operating expenses	$16,792	$18,683	(10.1)

Total operating expenses in the first nine months of 2015 decreased $1.9 billion, or 10.1%, from the 2014 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased $2.3 billion, or 41.1%, in the first nine months of 2015 from the 2014 period primarily due to a decrease in the average price per gallon of fuel.

•

Salaries, wages and benefits increased $433 million, or 10.2%, in the first nine months of 2015 from the 2014 period primarily due to increased costs associated with the new pilot and flight attendant joint collective bargaining agreements.

•

Maintenance, materials and repairs decreased $163 million, or 15.8%, in the first nine months of 2015 from the 2014 period primarily due to fewer engine overhauls in the 2015 period, driven by American’s fleet renewal program.

•

Selling expenses decreased $156 million, or 18.4%, in the first nine months of 2015 from the 2014 period primarily due to lower contractually negotiated rates for certain commissions and booking fees as well as lower revenues in the 2015 period.

•

Depreciation and amortization increased $64 million, or 9.6%, in the first nine months of 2015 from the 2014 period primarily due to deliveries of new owned aircraft subsequent to the third quarter of 2014 in connection with American’s fleet renewal program.

Regional Operating Expenses

Total regional expenses decreased $34 million, or 1.5%, in the first nine months of 2015 to $2.3 billion from $2.4 billion in the 2014 period. The period-over-period decrease was primarily due to a $277 million, or 35.2%, decrease in fuel costs, offset in part by a $243 million, or 15.5%, increase in other regional operating expenses. The average price per gallon of fuel decreased in the first nine months of 2015 from the 2014 period. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements.

Nonoperating Income (Expense)

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$26	$18	42.8
Interest expense, net of capitalized interest	(396)	(443)	(10.6)
Other, net	(162)	(85)	88.9

Total nonoperating expense, net	$(532)	$(510)	4.2

Interest income was $26 million and $18 million in the first nine months of 2015 and 2014, respectively. American’s short-term investments in each period consisted of highly liquid investments that provided nominal returns.

Other nonoperating expense, net in the 2015 nine month period included $129 million of foreign currency losses and a net $24 million in other nonoperating special charges. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies during the 2015 nine month period, principally in Latin American and European markets, including a 50% decrease in the value of the Brazilian real, an 8% decrease in the value of the Euro and a 2% decrease in the value of the British pound. The other nonoperating special charges were primarily due to $41 million in non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing American’s secured term loan facilities, prepayments of certain aircraft financings and the purchase and subsequent remarketing of certain special facility revenue bonds. These charges were offset in part by a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank.

Other nonoperating expense, net in the 2014 nine month period included $33 million of foreign currency losses and $46 million in other nonoperating special charges. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies during the 2014 nine month period, principally in the Latin American market, including a 91% decrease in the value of the Venezuelan bolivar (SICAD1 rate) and a 5% decrease in the value of the Brazilian real. The other nonoperating special charges were primarily due to early debt extinguishment costs related to the prepayment of American’s 7.50% senior secured notes and other indebtedness.

Liquidity and Capital Resources

Cash, Short-Term Investments and Restricted Cash

As of September 30, 2015, AAG’s total cash, short-term investments and restricted cash and short-term investments was $9.6 billion, of which $710 million was restricted. Additional detail is provided in the table below (in millions):

	AAG		American
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Cash	$1,016	$994	$806	$785
Short-term investments.	7,857	6,309	5,405	3,290
Restricted cash and short-term investments (1)	710	774	657	650

Total cash, short-term investments and restricted cash and short-term investments	$9,583	$8,077	$6,868	$4,725

(1)	Our restricted cash and short-term investments related primarily to collateral held to support projected workers’ compensation obligations.

As of September 30, 2015, we had approximately $609 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance is valued at 6.3 bolivars to the U.S. dollar, which is the rate that was in effect on the date we submitted each of our repatriation requests to the Venezuelan government. This rate is materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

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

Share Repurchase Program

On January 27, 2015, we announced that our Board of Directors had authorized a $2.0 billion share repurchase program, which was completed in the third quarter of 2015. In July 2015, we announced that our Board of Directors had authorized an additional $2.0 billion share repurchase program to be completed by the end of 2016. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. During the three months ended September 30, 2015, we repurchased 38.4 million shares of AAG Common Stock for $1.6 billion at a weighted average cost per share of $40.56. During the nine months ended September 30, 2015, we repurchased 59.5 million shares of AAG Common Stock for $2.5 billion at a weighted average cost per share of $42.00.

In October 2015, we announced that our Board of Directors had authorized a new $2.0 billion share repurchase program to be completed by the end of 2016. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

Cash Dividends Paid

In January 2015, we announced that our Board of Directors had declared a $0.10 per share dividend for shareholders of record on February 9, 2015, and payable on February 23, 2015.

In April 2015, we announced that our Board of Directors had declared a $0.10 per share dividend for shareholders of record on May 4, 2015, and payable on May 18, 2015.

In July 2015, we announced that our Board of Directors had declared a $0.10 per share dividend for shareholders of record on August 10, 2015, and payable on August 24, 2015.

The total cash payment for dividends during the three and nine months ended September 30, 2015 was $67 million and $206 million, respectively. Any future dividends that may be declared and paid from time to time under our capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our capital deployment program does not obligate us to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

In October 2015, we announced that our Board of Directors had declared a $0.10 per share dividend for shareholders of record on November 5, 2015, and payable on November 19, 2015.

Sources and Uses of Cash

AAG

Operating Activities

Net cash provided by operating activities was $6.0 billion and $2.3 billion for the first nine months of 2015 and 2014, respectively, a period-over-period increase of $3.7 billion. The increase was primarily due to increased profitability driven by substantially lower fuel costs and a decrease in pension contributions in the 2015 period. In the 2014 period, we contributed $781 million to fund its domestic defined benefit pension plans resulting in no additional minimum required contributions until 2019, when we will be required to make contributions relating to the 2018 fiscal year.

Investing Activities

Net cash used in investing activities was $6.0 billion and $2.1 billion for the first nine months of 2015 and 2014, respectively.

Principal investing activities in the 2015 period included expenditures of $4.6 billion for property and equipment, consisting primarily of the purchase of 84 newly delivered aircraft, including 24 Airbus A321 family aircraft, 15 Embraer 175 aircraft, 14 Bombardier CRJ900 aircraft, 12 Boeing 737 aircraft, 11 Boeing 787 aircraft, seven Airbus A319 aircraft and one Boeing 777 aircraft, the purchase of five Boeing 757 aircraft previously being leased, as well as $1.6 billion in net purchases of short-term investments.

Principal investing activities in the 2014 period included expenditures of $4.0 billion for property and equipment, consisting primarily of the purchase of 51 newly delivered aircraft, including 23 Airbus A320 family aircraft, 13 Boeing 737 family aircraft, eight Bombardier CRJ900 aircraft, four Boeing 777 aircraft and three A330 aircraft, the purchase of aircraft previously being leased, including five A320 family aircraft, three A330 aircraft and three Boeing 777 aircraft, as well as pre-delivery deposits for certain aircraft on order. These cash outflows were offset in part by $1.4 billion in net sales of short-term investments, $307 million in proceeds from the sale of DCA Slots and a $160 million decrease in restricted cash and short-term investments due to lower collateral requirements with respect to projected workers’ compensation obligations.

Financing Activities

Net cash provided by financing activities was $33 million for the first nine months of 2015 as compared to net cash used in financing activities of $113 million for the first nine months of 2014.

Principal financing activities in the 2015 period included proceeds from the issuance of $4.5 billion of debt, including $2.3 billion in issuances of EETC equipment notes and the $500 million issuance of 4.625% senior notes. These cash inflows were offset in part by share repurchases of $2.4 billion, debt repayments of $1.8 billion, including the $400 million repayment of American’s AAdvantage loan with Citibank and $206 million in dividend payments.

Principal financing activities in the 2014 period included debt repayments of $2.8 billion, including the $1.0 billion prepayment of American’s 7.50% senior secured notes, the $355 million prepayment of certain airport facility revenue bonds, the $175 million cash settlement of US Airways Group’s 7.25% convertible notes and the $113 million prepayment of outstanding debt secured by certain aircraft. These cash outflows were offset in part by proceeds from the issuance of debt of $2.4 billion primarily from the 5.50% senior notes, certain EETC equipment notes and other aircraft related financings, as well as $531 million of proceeds from sale-leaseback transactions related to the financing of 13 Boeing 737 family aircraft.

American

Operating Activities

Net cash provided by operating activities was $4.1 billion and $2.0 billion for the first nine months of 2015 and 2014, respectively, a period-over-period increase of $2.1 billion. The increase was primarily due to increased profitability driven by substantially lower fuel costs and a decrease in pension contributions in the 2015 period. In the 2014 period, American contributed $781 million to fund its domestic defined benefit pension plans resulting in no additional minimum required contributions until 2019, when American will be required to make contributions relating to the 2018 fiscal year.

Investing Activities

Net cash used in investing activities was $6.1 billion and $1.2 billion for the first nine months of 2015 and 2014, respectively.

Principal investing activities in the 2015 period included expenditures of $4.0 billion for property and equipment, consisting primarily of the purchase of 72 newly delivered aircraft, including 15 Embraer 175 aircraft, 14 Bombardier CRJ900 aircraft, 12 Airbus A321 family aircraft, 12 Boeing 737 aircraft, 11 Boeing 787 aircraft, seven Airbus A319 aircraft and one Boeing 777 aircraft, as well as $2.1 billion in net purchases of short-term investments.

Principal investing activities in the 2014 period included expenditures of $2.7 billion for property and equipment, consisting primarily of the purchase of 32 newly delivered aircraft including, 13 Boeing 737 family aircraft, eight Bombardier CRJ900 aircraft, seven Airbus A320 family aircraft and four Boeing 777 aircraft, the purchase of aircraft previously being leased, including five Airbus A320 family and three Boeing 777 aircraft, as well as pre-delivery deposits for certain aircraft on order and $198 million of cash transferred to affiliates. These cash outflows were offset in part by $1.4 billion in net sales of short-term investments, $299 million in proceeds from the sale of DCA Slots and a $50 million decrease in restricted cash and short-term investments due to lower collateral requirements with respect to projected workers’ compensation obligations.

Financing Activities

Net cash provided by financing activities was $2.0 billion as compared to net cash used in financing activities of $628 million for the first nine months of 2015 and 2014, respectively.

Principal financing activities in the 2015 period included proceeds from the issuance of $3.6 billion of debt, including $2.3 billion in issuances of EETC equipment notes. These cash inflows were offset in part by debt repayments of $1.5 billion, including the $400 million repayment of American’s AAdvantage loan with Citibank.

Principal financing activities in the 2014 period included debt repayments of $2.2 billion, including the $1.0 billion prepayment of American’s 7.50% senior secured notes, the $282 million prepayment of certain airport facility revenue bonds and the $61 million prepayment of outstanding debt secured by certain aircraft. These cash outflows were offset in part by proceeds from the issuance of debt of $1.1 billion, primarily from the issuance of certain EETC equipment notes and other aircraft related financings, as well as $531 million of proceeds from sale-leaseback transactions related to the financing of 13 Boeing 737 family aircraft.

Commitments

Significant Indebtedness

As of September 30, 2015, AAG and American had $20.6 billion and $13.3 billion, respectively, in long-term debt and capital leases (including current maturities and before debt discount). See Note 7 to AAG’s condensed consolidated financial statements in Part I, Item 1A and Note 5 to American’s condensed consolidated financial statements in Part I, Item 1B for further information on all indebtedness as of September 30, 2015. Our significant indebtedness includes the 2013 Credit Facilities, the 2013 Citicorp Credit Facility and the 2014 Credit Facilities described below.

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

The 2013 Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder. On October 10, 2014, American and AAG amended the 2013 Credit Agreement to extend the maturity date of the 2013 Revolving Facility to October 10, 2019 and increased the commitments thereunder to an aggregate amount of $1.4 billion while reducing the letter of credit commitments thereunder to $300 million. As of September 30, 2015, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.

On May 21, 2015, American refinanced its $1.9 billion term loan facility (the $1.9 billion 2015 Term Loan Facility and, together with the 2013 Revolving Facility, the 2013 Credit Facilities) to extend the maturity date to June 29, 2020 and reduce the LIBOR margin from 3.00% to 2.75%. In addition, American entered into certain amendments to reflect the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The $1.9 billion 2015 Term Loan Facility is repayable in annual installments on the amendment effective date thereof, with the first installment in an amount equal to 1.25% of the principal amount and installments thereafter, in an amount equal to 1.0% of the principal amount, with any unpaid balance due on the maturity date. As of September 30, 2015, $1.9 billion was outstanding under the $1.9 billion 2015 Term Loan Facility. Voluntary prepayments may be made by American at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following May 21, 2015.

The 2013 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75%, with respect to the $1.9 billion 2015 Term Loan Facility) plus an applicable LIBOR margin. If American’s corporate credit rating is Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin would be 2.50% for the $1.9 billion 2015 Term Loan Facility. As of September 30, 2015, the applicable LIBOR margins were 2.50% and 3.00% for borrowings under the $1.9 billion 2015 Term Loan Facility and the 2013 Revolving Facility, respectively. The 2013 Revolving Credit Facility is subject to an undrawn fee of 0.75%.

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

The 2013 Citicorp Credit Facility consists of tranche B-1 term loans (Tranche B-1) and tranche B-2 term loans (Tranche B-2). As of September 30, 2015, $980 million was outstanding under Tranche B-1 and $588 million was outstanding under Tranche B-2. Voluntary prepayments may be made at any time.

The 2013 Citicorp Credit Facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. As of September 30, 2015, the applicable LIBOR margin was 2.75% for Tranche B-1 and 2.25% for Tranche B-2.

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

2014 Credit Facilities

On October 10, 2014, American, AAG, US Airways Group and US Airways entered into a Credit and Guaranty Agreement (the 2014 Credit Agreement) with certain lenders. The 2014 Credit Agreement provides for a $750 million term loan facility (the 2014 Term Loan Facility) and a $400 million revolving credit facility (the 2014 Revolving Facility). The 2014 Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder. American may have letters of credit issued under the 2014 Revolving Facility in an aggregate amount outstanding at any time up to $300 million. As of September 30, 2015, there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.

On April 20, 2015, American refinanced its $750 million term loan facility (the $750 million 2015 Term Loan Facility and, together with the 2014 Revolving Facility, the 2014 Credit Facilities) to reduce the LIBOR margin from 3.50% to 3.00% and entered into certain amendments to reflect the release of certain existing collateral and the addition of certain new collateral, as well as the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. As of September 30, 2015, $750 million was outstanding under the $750 million 2015 Term Loan Facility.

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

The 2014 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75% in the case of the $750 million 2015 Term Loan Facility) plus an applicable LIBOR margin. If American’s corporate credit rating is Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin would be 2.75% for the $750 million 2015 Term Loan Facility. As of September 30, 2015, the applicable LIBOR margins were 2.75% and 3.00% for borrowings under the $750 million 2015 Term Loan Facility and the 2014 Revolving Facility, respectively.

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

2015-1 EETCs

In March 2015, American created two pass-through trusts which issued approximately $1.2 billion aggregate face amount of Series 2015-1 Class A and Class B EETCs (the 2015-1 EETCs) in connection with the financing of 28 aircraft owned by American (the 2015 EETC Aircraft).

As of September 30, 2015, the entire $1.2 billion of the proceeds from the sale of the 2015-1 EETCs has been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $948 million bearing interest at 3.375% per annum and Series B equipment notes in the amount of $266 million bearing interest at 3.70% per annum. Interest and principal payments on the equipment notes are payable semi-annually in May and November of each year, beginning in November 2015. The final payments on the Series A and Series B equipment notes will be due in May 2027 and May 2023, respectively. These equipment notes are secured by liens on the 2015 EETC Aircraft.

2015-2 EETCs

In September 2015, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2015-2 Class AA, Class A and Class B EETCs (the 2015-2 EETCs) in connection with the financing of 21 aircraft owned by American (the 2015-2 EETC Aircraft).

As of September 30, 2015, the entire $1.1 billion of the proceeds from the sale of the 2015-2 EETCs has been used to purchase equipment notes issued by American in three series: Series AA equipment notes in the amount of $583 million bearing interest at 3.60% per annum, Series A equipment notes in the amount of $239 million bearing interest at 4.00% per annum and Series B equipment notes in the amount of $239 million bearing interest at 4.40% per annum. Interest and principal payments on the equipment notes are payable semi-annually in March and September of each year, with interest payments beginning in March 2016 and principal payments beginning in September 2016. The final payments on the Series AA and Series A equipment notes will be in September 2027 and the final payments on the Series B equipment notes will be in September 2023. These equipment notes are secured by liens on the 2015-2 EETC Aircraft.

4.625% Senior Notes

In March 2015, AAG issued $500 million aggregate principal amount of 4.625% senior notes due 2020 (the 4.625% senior notes). These notes bear interest at a rate of 4.625% per annum and are payable semi-annually in arrears on each March 1 and September 1, which began on September 1, 2015. The 4.625% senior notes mature on March 1, 2020 and are fully and unconditionally guaranteed by American, US Airways Group and US Airways. The 4.625% senior notes are senior unsecured obligations of AAG. The indenture for the 4.625% senior notes contains covenants and events of default generally customary for similar financings. In addition, if AAG experiences specific kinds of changes of control, AAG must offer to repurchase the 4.625% senior notes in whole or in part at a repurchase price of 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to (but not including) the repurchase date. Upon the occurrence of certain events of default, the 4.625% senior notes may be accelerated and become due and payable.

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

Obligations Associated with Special Facility Revenue Bonds

In December 2014, American acquired approximately $112 million aggregate principal amount of special facility revenue bonds related to the Tulsa International Airport, when such bonds were mandatorily tendered to American. The acquisition of these bonds resulted in an $11 million reduction of debt on American’s consolidated balance sheet and a $50 million reduction of a long-term operating lease obligation included in other long-term liabilities on American’s consolidated balance sheet as of December 31, 2014. American exercised its option to remarket approximately $104 million of these bonds in May 2015. The remarketed bonds bear interest at 5.0% per annum from the date of initial issuance and delivery of the bonds on May 27, 2015, until the day preceding June 1, 2025, on which date the bonds will be subject to mandatory tender for purchase by American. In connection with the remarketing of these special facility revenue bonds, American received cash proceeds of $112 million and recognized a total obligation of $62 million. Of that total obligation, $11 million is reflected as a capital lease and $51 million is reflected in other long-term liabilities on American’s condensed consolidated balance sheet as of September 30, 2015.

In June 2015, American exercised its right to adjust the interest rate on approximately $365 million aggregate principal amount of special facility revenue bonds related to the John F. Kennedy International Airport, which were bearing interest at 8.50% per annum. In August 2015, these bonds were purchased by American and subsequently remarketed. The remarketed bonds bear interest at 2.00% per annum from the date of initial issuance and delivery of the bonds in August 2015, until August 2016, when the bonds will be subject to mandatory tender for purchase by American. In connection with this transaction, American recorded a special nonoperating charge of $20 million related primarily to non-cash write offs of unamortized debt discount and debt issuance costs. The $365 million obligation is reflected in current maturities of long-term debt on American’s condensed consolidated balance sheet as of September 30, 2015.

Other Aircraft Financing Transactions

In the first nine months of 2015, we prepaid $72 million principal amount of outstanding debt secured by certain aircraft.

In the first nine months of 2015, we entered into loan agreements to borrow $1.3 billion in connection with the financing of certain aircraft. The notes mature in 2022 through 2027 and bear interest at a rate of LIBOR plus an applicable margin.

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

Credit Ratings

The following table details our credit ratings as of September 30, 2015:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Credit Rating	Moody’s Corporate Family Rating
American Airlines Group	BB-	B+	Ba3
American Airlines	BB-	B+	*

*	The credit agency does not rate this category for the respective entity.

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

Aircraft and Engine Purchase Commitments

As of September 30, 2015, we had definitive purchase agreements with Airbus, Boeing and other manufacturers for the acquisition of the following mainline and regional aircraft:

	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter	Total
Airbus
A320 Family	7	25	20	—	—	—	52
A320neo Family	—	—	—	—	25	75	100
A350 XWB	—	—	6	10	6	—	22

Boeing
737 Family	5	20	20	—	—	—	45
737 MAX Family	—	—	3	17	20	60	100
777-300 ER	1	2	—	—	—	—	3
787 Family	2	8	13	8	—	—	31

Bombardier
CRJ900 (1)	4	20	—	—	—	—	24

Embraer
ERJ175 (1)	9	24	12	—	—	—	45

Total	28	99	74	35	51	135	422

(1)	These aircraft may be operated by wholly-owned subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.

We also have agreements for 62 spare engines to be delivered in 2015 and beyond. Under all of our aircraft and engine purchase agreements, our total future commitments as of September 30, 2015 are expected to be as follows (approximately, in millions):

	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter	Total
Payments for American aircraft commitments and certain engines (1)	$1,240	$4,450	$4,034	$1,911	$2,601	$7,163	$21,399
Payments for US Airways aircraft commitments and certain engines (1)	$21	$118	$753	$1,019	$568	$—	$2,479

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted Boeing a security interest in its purchase deposits with Boeing. Our purchase deposits totaled $1.1 billion as of September 30, 2015.

In April 2015, we amended our delivery agreement with Boeing to defer four 787 aircraft from 2016 to 2017 and one 787 aircraft from 2017 to 2018. On June 11, 2015, we amended our delivery agreement with Airbus to defer delivery of 10 A320neo family aircraft in 2017 and 25 A320neo family aircraft in 2018 to years 2021 through 2023. These deferrals are reflected in the table above.

As of September 30, 2015, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 52 Airbus A320 family aircraft, 30 Boeing 737 family aircraft, 23 Boeing 787 family aircraft, three Boeing 737 MAX family aircraft and three Boeing 777-300 ER aircraft. In addition, we did not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully.”

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

Pension Funding Obligation

We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of Employee Retirement Income Security Act of 1974, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act of 2012.

Based on our current funding assumptions, we have no minimum required contributions until 2019. Currently, our minimum funding obligation for our pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Our pension funding obligations are likely to increase materially beginning in 2019, when we will be required to make contributions relating to the 2018 fiscal year. The amount of these obligations will depend on the performance of our investments held in trust by the pension plans, interest rates for determining liabilities and our actuarial experience.

Labor Agreements

On December 18, 2014, we reached a joint collective bargaining agreement (JCBA) with the Association of Professional Flight Attendants (APFA). On December 23, 2014, the APFA JCBA pay rates were increased by 4% due to a corporate wide initiative announced on that day. The new agreement did not require ratification and was effective immediately with the wage increases under the JCBA becoming effective January 1, 2015. We estimate that our total flight attendant costs in 2015 will be approximately $200 million higher as a result of this new agreement.

On January 3, 2015, we reached a tentative agreement with the Allied Pilots Association on a five-year joint collective bargaining agreement, which was ratified on January 30, 2015. The new, higher pay rates were implemented retroactive to December 2, 2014. We estimate that the ratified contract will increase our 2015 cost of pilot compensation and benefits by approximately $650 million, of which $99 million has been reflected as a special charge in the first nine months of 2015 in the condensed consolidated statement of operations.

In September 2015, we reached a tentative agreement with the Communications Workers of America and International Brotherhood of Teamsters (CWA-IBT) for a new joint collective bargaining agreement applicable to passenger service employees. Subject to ratification by the CWA-IBT membership, the contract would provide significant pay increases for combined airport and ticket agents, premium service representatives, reservations representatives and travel center representatives.

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

There have been no material changes in our off-balance sheet arrangements as set forth in our 2014 Form 10-K.

AAG Contractual Obligations

The following table provides details of our future cash contractual obligations as of September 30, 2015:

	Payments Due by Period
	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter	Total
American
Debt and capital lease obligations (1), (3)	$144	$1,217	$1,114	$1,009	$1,132	$8,625	$13,241
Interest obligations (2), (3)	97	547	523	499	452	1,434	3,552
Commitments for aircraft and engine purchases (4)	1,240	4,450	4,034	1,911	2,601	7,163	21,399
Operating lease commitments (5)	367	1,441	1,385	1,262	1,169	5,354	10,978
Regional capacity purchase agreements (6)	144	591	464	446	408	2,211	4,264
Minimum pension obligations (7)	—	—	—	—	853	3,606	4,459
Retiree medical and other purchase obligations	227	314	221	193	169	374	1,498

Total American Contractual Obligations	$2,219	$8,560	$7,741	$5,320	$6,784	$28,767	$59,391

AAG Parent, US Airways Group and Other AAG Subsidiaries
Debt and capital lease obligations (1), (3)	$213	$1,003	$436	$1,075	$2,196	$2,429	$7,352
Interest obligations (2), (3)	128	325	298	267	203	319	1,540
Commitments for aircraft and engine purchases (4)	21	118	753	1,019	568	—	2,479
Operating lease commitments (5)	130	732	681	561	471	840	3,415
Regional capacity purchase agreements (6)	274	1,059	1,051	791	675	1,109	4,959
Retiree medical and other purchase obligations	2	9	9	9	7	35	71

Total AAG Contractual Obligations	$2,987	$11,806	$10,969	$9,042	$10,904	$33,499	$79,207

(1)	Amounts represent contractual amounts due. Excludes $16 million and $16 million of unamortized debt discount for American and US Airways Group, respectively, as of September 30, 2015.
(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at September 30, 2015.
(3)

For American, includes $6.3 billion of future principal payments and $1.6 billion of future interest payments, respectively, and for US Airways Group, includes $2.6 billion of future principal payments and $780 million of future interest payments, respectively, as of September 30, 2015, related to EETCs associated with mortgage financings for the purchase of certain aircraft.

(4)

See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about the obligations of American and US Airways Group.

(5)

For American, includes $244 million and for US Airways Group, includes $1.6 billion of future minimum lease payments related to EETCs associated with leveraged lease financings of certain aircraft as of September 30, 2015.

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

Critical Accounting Policies and Estimates

In the third quarter of 2015, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2014 Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB issued ASU 2015-14, which deferred the effective date of this new standard to periods beginning after December 15, 2017 for public entities. Early application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our condensed consolidated financial statements.

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

AAG’s Market Risk Sensitive Instruments and Positions

Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2014 Form 10-K except as updated below.

Aircraft Fuel

As of September 30, 2015, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Our 2015 forecasted mainline and regional fuel consumption is presently approximately 4.3 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $43 million increase in annual expense.

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

Venezuela Cash and Short-term Investments

As of September 30, 2015, we had approximately $609 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance is valued at 6.3 bolivars to the U.S. dollar, which is the rate that was in effect on the date we submitted each of our repatriation requests to the Venezuelan government. This rate is materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

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

American’s Market Risk Sensitive Instruments and Positions

American’s primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. American’s exposure to these market risks has not changed materially from its exposure discussed in its 2014 Form 10-K except as updated below.

Aircraft Fuel

As of September 30, 2015, American did not have any fuel hedging contracts outstanding to hedge American’s fuel consumption. As such, and assuming American does not enter into any future transactions to hedge its fuel consumption, American will continue to be fully exposed to fluctuations in fuel prices. American’s current policy is not to enter into transactions to hedge its fuel consumption, although American reviews that policy from time to time based on market conditions and other factors. American’s 2015 forecasted mainline and regional fuel consumption is presently approximately 2.8 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $28 million increase in annual expense.

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

Venezuela Cash and Short-term Investments

As of September 30, 2015, American had approximately $609 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance is valued at 6.3 bolivars to the U.S. dollar, which is the rate that was in effect on the date American submitted each of its repatriation requests to the Venezuelan government. This rate is materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

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

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of September 30, 2015 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are in the process of integrating policies, processes, people, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in internal controls related to the integration of US Airways Group and its subsidiaries into the post-Merger combined company, including the related adoption of common financial reporting and internal control practices for the combined company and associated updates and improvements to the combined control environment, during the quarter ended September 30, 2015, there has been no change in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2015.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Chapter 11 Cases. As previously disclosed, on the Petition Date, November 29, 2011, the Debtors filed the Chapter 11 Cases. On October 21, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan and completed the Merger. From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to determine the amount, if any, of such litigation claims for purposes of treatment under the Plan.

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and we repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and we repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As of September 30, 2015, there were approximately 25.3 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

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

DOJ Antitrust Civil Investigative Demand. In June 2015, we received a Civil Investigative Demand (CID) from the United States Department of Justice (DOJ) as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from us, and other airlines have announced that they have received similar requests. We intend to cooperate fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, we, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were the subject of multiple motions to consolidate them in a single forum, and they have now been consolidated in the Federal District Court for the District of Columbia. Both the DOJ process and these lawsuits are in their very early stages and we intend to defend the lawsuits vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015. Plaintiffs have indicated that they will seek further relief from the JPML. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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

Risks Relating to the Company and Industry-Related Risks

We could experience significant operating losses in the future.

For a number of reasons, including those addressed in these risk factors, we might fail to maintain profitability and might experience significant losses. In particular, the condition of the economy, the level and volatility of fuel prices, the state of travel demand and intense competition in the airline industry have had, and will continue to have, an impact on our operating results, and may increase the risk that we will experience losses.

Downturns in economic conditions adversely affect our business.

Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may have in the future, a strong negative effect on our revenues. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on our revenues. See “The airline industry is intensely competitive and dynamic”below. Certain labor agreements to which we are a party limit our ability to reduce the number of aircraft in operation, and the utilization of such aircraft, below certain levels. As a result, we may not be able to optimize the number of aircraft in operation in response to a decrease in passenger demand for air travel.

Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years and prices continue to be volatile.

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

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. As of September 30, 2015, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

There can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts. To the extent we use derivative contracts that have the potential to create an obligation to pay upon settlement if prices decline significantly, such derivative contracts may limit our ability to benefit from lower fuel costs in the future. Also, a rapid decline in the projected price of fuel at a time when we have fuel hedging contracts in place could adversely impact our short-term liquidity, because hedge counterparties could require that we post collateral in the form of cash or letters of credit. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “AAG’s Market Risk Sensitive Instruments and Positions – Aircraft Fuel” and “American’s Market Risk Sensitive Instruments and Positions – Aircraft Fuel.”

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

Low-cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines. Some low-cost carriers, which have cost structures lower than ours, have better recent financial performance and have announced growth strategies including commitments to acquire significant numbers of aircraft for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our overall performance. For example, as a result of divestitures completed in connection with gaining regulatory approval for the Merger, low-fare, low-cost carriers have gained additional access in a number of markets, including DCA, a Slot-controlled airport. In addition, the Wright Amendment Reform Act of 2006 reduced, and has now eliminated all, domestic non-stop geographic restrictions on operations by Southwest Airlines and other carriers at Dallas Love Field Airport (DAL). The two gates at DAL that we divested as part of our settlement of antitrust litigation related to the Merger have been allocated to Virgin America, a low-cost carrier. The changed operating rules at DAL and that divestiture have increased low-cost carrier competition for our hub at Dallas/Fort Worth International Airport. The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.

Our presence in international markets is not as extensive as that of some of our competitors. We derived approximately 33% of our operating revenues in 2014 from operations outside of the U.S., as measured and reported to the DOT. In providing international air transportation, we compete with U.S. airlines to provide scheduled passenger and cargo service between the U.S. and various overseas locations, foreign investor-owned airlines and foreign state-owned or state-affiliated airlines, including carriers based in the Middle East, the three largest of which we believe benefit from significant government subsidies. In addition, open skies agreements with an increasing number of countries around the world provide international airlines with open access to U.S. markets. During 2014, international capacity grew more quickly than domestic service, creating a very competitive operating environment. See “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages” below.

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

•

the risks relating to integrating various computer, communications and other technology systems that will be necessary to operate American and US Airways as a single airline and to achieve cost synergies by eliminating redundancies in the businesses;

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

Our business plan contemplates significant investments in modernizing our fleet and integrating the American and US Airways businesses. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of September 30, 2015, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2015-2019 would be approximately $16.7 billion, of which $14.2 billion represents commitments by American. We also currently anticipate cash transition costs to integrate our and US Airways’ businesses following the Merger to be approximately $1.2 billion, although these costs could exceed our expectations. Accordingly, we will need substantial financing or other capital resources. In addition, as of the date of this report, we had not secured financing commitments for some of the aircraft that we have on order, and we cannot be assured of the availability or cost of that financing. In particular, as of September 30, 2015, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 52 Airbus A320 family aircraft, 30 Boeing 737 family aircraft, 23 Boeing 787 family aircraft, three Boeing 737 MAX family aircraft and three Boeing 777-300 ER aircraft. In addition, we did not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. The number of aircraft for which we do not have financing may change as we exercise purchase options or otherwise change our purchase and delivery schedules. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may only be available on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

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

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, rates set by the Federal Reserve and other central banks, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure with respect to the $1.9 billion term loan facility and the $1.4 billion revolving credit facility provided for by the credit and guaranty agreement, as amended, entered into June 27, 2013 between AAG, American and certain lenders (the 2013 Credit Facilities), the $750 million term loan facility and the $400 million revolving credit facility entered into October 10, 2014 between AAG and American and certain lenders (the 2014 Credit Facilities) and other of our floating rate debt, and accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “AAG’s Market Risk Sensitive Instruments and Positions – Interest” and “American’s Market Risk Sensitive Instruments and Positions – Interest” in our 2014 Form 10-K.

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

Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. Currently, our minimum funding obligation for our pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Our pension funding obligations are likely to increase materially beginning in 2019, when we will be required to make contributions relating to the 2018 fiscal year. In addition, we may have significant obligations for other post-employment benefits, the ultimate amount of which depends on, among other things, the outcome of an adversary proceeding related to retiree medical and life insurance obligations filed in the Chapter 11 Cases.

Any failure to comply with the covenants contained in our financing arrangements may have a material adverse effect on our business, results of operations and financial condition.

The terms of the 2013 Credit Facilities, the 2013 Citicorp Credit Facility and the 2014 Credit Facilities require AAG and American to ensure that AAG and its restricted subsidiaries maintain consolidated unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities in an aggregate amount not less than $2.0 billion, and the 2013 Citicorp Credit Facility also requires AAG and the other obligors thereunder to hold not less than $750 million (subject to partial reductions upon certain reductions in the outstanding amount of the loan) of that amount in accounts subject to control agreements.

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

Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements (CBAs) generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB). For the dates that the CBAs with our major work groups become amendable under the RLA, see Part I, Item 1. Business – “Employees and Labor Relations” in our 2014 Form 10-K.

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

None of the unions representing our employees presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. See Part I, Item 1. Business – “Employees and Labor Relations” in our 2014 Form 10-K.

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

In addition, operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of Slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each Slot represents the authorization to land at or take-off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the FAA currently regulates the allocation of

Slot or Slot exemptions at DCA and three New York City airports: Newark Liberty International Airport, John F. Kennedy International Airport and LaGuardia Airport (LGA). Our operations at these airports generally require the allocation of Slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London Heathrow, Paris and other airports outside the U.S. are regulated by local Slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. We cannot provide any assurance that regulatory changes regarding the allocation of Slots or similar regulatory authority will not have a material adverse impact on our operations.

In connection with the settlement of litigation relating to the Merger brought by the DOJ and certain states, we entered into settlement agreements that provide for certain asset divestitures including 52 Slot pairs at DCA, 17 Slot pairs at LGA and gates and related ground facilities necessary to operate those Slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, DAL, Los Angeles International Airport and Miami International Airport. The settlement agreements also require us to maintain certain hub operations and continue to provide service to certain specified communities for limited periods of time. In addition, we entered into a related settlement with DOT related to small community service from DCA. Further, as a consequence of the Merger clearance process in the European Union (EU), we made one pair of London Heathrow Slots available for use by another carrier and, along with our JBA partners, we made one pair of London Heathrow Slots available to competitors for use for up to six years in different markets.

Our ability to provide service can also be impaired at airports, such as Chicago O’Hare International Airport and Los Angeles International Airport, where the airport gate and other facilities are inadequate to accommodate all of the service that we would like to provide.

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

For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Our failure to timely comply with these requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In the future, new regulatory requirements could have a material adverse effect on us and the industry.

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

Any significant reduction in air traffic capacity at key airports in the U.S. or overseas could have a material adverse effect on our business, results of operations and financial condition. In addition, the ATC system is not successfully managing the growing demand for U.S. air travel. ATC towers are frequently understaffed in certain of our hubs, and air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. The ATC system’s inability to handle existing travel demand has led government agencies to implement short-term capacity constraints during peak travel periods in certain markets, resulting in delays and disruptions of air traffic. The outdated technologies also cause the ATC to be less resilient in the event of a failure. For example, the ATC systems in Chicago took weeks to recover following a fire in the ATC tower at Chicago O’Hare International Airport, which resulted in thousands of cancelled flights.

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

The ability of U.S. airlines to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time and appropriate Slots or facilities may not be made available. We currently operate a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures, JBAs, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU, including London Heathrow Airport. As a result of the agreement, we face increased competition in these markets, including London Heathrow Airport.

The airline industry is heavily taxed.

The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a passenger facility charge per passenger on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as TSA security screening fees), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers. Increases in such taxes, fees and charges could negatively impact our business, results of operations and financial condition.

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

We operate a global business with operations outside of the U.S. from which we derived approximately 33% of our operating revenues in 2014, as measured and reported to the DOT. Our current international activities and prospects have been and in the future could be adversely affected by reversals or delays in the opening of foreign markets, increased competition in international markets, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations, which are more likely in countries with exchange controls such as Venezuela and Argentina), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or Slots.

In particular, fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency. For example, the business environment in Venezuela has been challenging, with economic uncertainty fueled by currency devaluation, high inflation and governmental restrictions, including currency exchange and payment controls, price controls and the possibility of expropriation of property or other resources. As of September 30, 2015, we had approximately $609 million of unrestricted cash and short-term investments held in Venezuelan bolivars. This balance is valued at 6.3 bolivars to the U.S. dollar, which is the rate that was in effect on the date we submitted each of our repatriation requests to the Venezuelan government. This rate is materially more favorable than the exchange rates currently prevailing for other transactions conducted outside of the Venezuelan government’s currency exchange system.

During 2014, we significantly reduced capacity in the Venezuelan market and we are no longer accepting bolivars as payment for airline tickets. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for additional foreign currency losses or other accounting adjustments, which could be material, particularly in light of the continued deterioration of economic conditions in Venezuela and the additional uncertainty posed by the recent changes to the foreign exchange regulations, which created three new additional markets, as well as a new exchange rate to be utilized in those markets. The new exchange rate for transactions effected on those markets is intended to fluctuate based on supply and demand and was approximately 199 bolivars to the dollar as of September 30, 2015 (as reported by the Venezuelan Central Bank). Although the new regulations do not abolish the prior exchange rates at which we are valuing our bolivar balances, it is still uncertain what impact these new regulations will have on the foreign exchange environment or whether the Venezuelan government will announce further changes to the foreign exchange regulations that may have the effect of materially adversely affecting our ability to repatriate the local currency we hold in Venezuela or the exchange rate applicable thereto.

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

In June 2015, the U.S. Environmental Protection Agency (EPA) issued revised underground storage tank regulations that could affect airport fuel hydrant systems, as certain of those systems may need to be modified in order to comply with applicable portions of the revised regulations. Additionally, on June 4, 2015, the EPA reissued the Multi-Sector General Permit for Stormwater Discharges from Industrial Activities. Among other revisions, the reissued permit incorporates the EPA’s previously issued Airport Deicing Effluent Limitation Guidelines and New Source Performance Standards. In addition, California adopted a revised State Industrial General Permit for Stormwater Discharges on April 1, 2014, which became effective July 1, 2015. This permit places additional reporting and monitoring requirements on permittees and requires implementation of mandatory best management practices. Cost estimates to comply with the above permitting requirements have not been defined, but American and US Airways along with other airlines would share a portion of these costs at applicable airports. In addition to the EPA and state regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to the environment, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise materially adversely affect our operations, operating costs or competitive position.

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

We have various leases and agreements with respect to real property, tanks and pipelines with airports and other operators. Under these leases and agreements, we have agreed to indemnify the lessor or operator against environmental liabilities associated with the real property or operations described under the agreement, in some cases even if we are not the party responsible for the initial event that caused the environmental damage. We also participate in leases with other airlines in fuel consortiums and fuel committees at airports, where such indemnities are generally joint and several among the participating airlines.

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

Similarly, within the U.S., there is an increasing trend toward regulating GHG emissions directly under the Clean Air Act (CAA). In response to a 2012 ruling by the U.S. District Court for the District of Columbia, the EPA announced in June 2015 a proposed endangerment finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. A public hearing regarding the proposed endangerment finding was held in August 2015. If the EPA finalizes the endangerment finding, the EPA is obligated under the CAA to set aircraft engine GHG emission standards. In addition, several states have adopted or are considering initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional GHG cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing, and we cannot yet determine what the final regulatory programs or their impact will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.

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

Among the principal risks of integrating our businesses and operations are the risks relating to integrating various computer, communications and other technology systems that will be necessary to operate US Airways and American as a single airline and to achieve cost synergies by eliminating redundancies in the businesses. While we have to date successfully integrated several of our systems including our customer reservations system, we still have to complete several additional important system integration projects. The integration of these systems in a number of prior airline mergers has taken longer, been more disruptive and cost more than originally forecast. The implementation process to integrate these various systems will involve a number of risks that could adversely impact our business, results of operations and financial condition. New systems will replace multiple legacy systems and the related implementation will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.

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

We currently have a higher than normal number of pilots eligible for retirement. Among other things, the extension of pilot careers facilitated by the FAA’s 2007 modification of the mandatory retirement age from age 60 to age 65 has now been fully implemented, resulting in large numbers of pilots in the industry approaching the revised mandatory retirement age. If pilot retirements were to exceed normal levels in the future, it may adversely affect us and our regional partners. On January 4, 2014, more stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations took effect. In addition, in July 2013, the FAA issued regulations that increase the flight experience required for pilots working for airlines certificated under Part 121 of the Federal Aviation Regulations. These and other factors could contribute to a shortage of qualified pilots, particularly for our regional partners, which now face increased competition from large, mainline carriers to hire pilots. If we or our regional partners are unable to hire adequate numbers of pilots, we may experience disruptions, increased costs of operations and other adverse effects.

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

Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards). As of December 31, 2014, we had available NOL Carryforwards of approximately $10.1 billion for regular federal income tax purposes which will expire, if unused, beginning in 2022, and approximately $4.6 billion for state income tax purposes which will expire, if unused, between 2015 and 2034. As of December 31, 2014, the amount of NOL Carryforwards for state income tax purposes that will expire, if unused, in 2015 is $83 million. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.

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

In connection with the integration of American and US Airways, American may take actions not to American’s advantage as a standalone airline.

The integration of the business and operations of American and US Airways has begun while they are separate, wholly-owned subsidiaries of AAG. As part of this integration, American may take actions intended to benefit the overall business and operations of the combined airline operations of American and US Airways that may not be to American’s advantage as a stand-alone airline.

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

As part of a capital deployment program, in July 2014, our Board of Directors authorized a $1.0 billion share repurchase program, which was completed in 2014, and in January 2015, our Board of Directors authorized a $2.0 billion share repurchase program, which was completed in the third quarter of 2015. In July 2015, our Board of Directors authorized a $2.0 billion share repurchase program to be completed no later than December 31, 2016. In addition, in October 2015, our Board of Directors authorized a new $2.0 billion share repurchase program to be completed no later than December 31, 2016. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. This share repurchase program does not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The repurchase program may be limited, suspended or discontinued at any time without prior notice.

Although our Board of Directors declared cash dividends in July 2014, October 2014, January 2015, April 2015, July 2015 and October 2015 as part of the capital deployment program, any future dividends that may be declared and paid from time to time under our capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our capital deployment program does not obligate us to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will be able to pay dividends in the future.

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

Certain provisions of our Restated Certificate of Incorporation (Certificate of Incorporation) and Amended and Restated Bylaws (Bylaws) may have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in our best interest and the best interest of our stockholders. These provisions include, among other things, the following:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to our purchases of shares of AAG Common Stock during the three months ended September 30, 2015.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or program (a)	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
July 2015	9,706,872	(b)	$40.55	9,655,878	$2,666
August 2015	13,453,872		$40.29	13,453,872	$2,124
September 2015	15,309,182		$40.82	15,309,182	$1,499

(a)

On January 27, 2015, we announced that our Board of Directors had authorized a $2.0 billion share repurchase program, which was completed in the third quarter of 2015. In addition, in July 2015, our Board of Directors authorized an additional $2.0 billion share repurchase program to be completed no later than December 31, 2016. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. This share repurchase program does not obligate us to repurchase any specific number of shares for any fixed period and may be suspended at any time at our discretion.

(b)

Separate from our share repurchase program, in July 2015 we repurchased 50,994 shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve.

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

American Airlines Group Inc.

Date: October 22, 2015	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: October 22, 2015	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Second Amended and Restated Letter Agreement No. 6, dated as of July 7, 2015 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S.*

10.2	Supplemental Agreement No. 37, dated as of July 31, 2015, to Purchase Agreement No. 1980 dated as of October 31, 1997, between American Airlines, Inc. and The Boeing Company.*

10.3	Amendment No. 9, dated as of September 23, 2015, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S.*

12.1	Computation of ratio of earnings to fixed charges of American Airlines Group Inc. for the three and nine months ended September 30, 2015 and 2014.

12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the three and nine months ended September 30, 2015 and 2014.

31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Confidential treatment has been requested with respect to certain portions of this agreement.