Form 10-K
period 2015-12-31
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2016-02-24
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

As of February 19, 2016, there were 603,018,015 shares of American Airlines Group Inc. common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015, was approximately $27 billion.

As of February 19, 2016, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to American Airlines Group Inc.’s 2016 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of American Airlines Group Inc.’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

American Airlines Group Inc.

American Airlines, Inc.

Form 10-K

Year Ended December 31, 2015

This combined Annual Report on Form 10-K is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” and similar terms refer to AAG and its consolidated subsidiaries. As more fully described below, on December 9, 2013, a subsidiary of AMR Corporation merged with and into US Airways Group, Inc. (US Airways Group), which survived as a wholly-owned subsidiary of AAG (the Merger). On December 30, 2015, in order to simplify AAG’s internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, AAG caused US Airways Group to be merged with and into AAG, with AAG as the surviving corporation, and, immediately thereafter, US Airways, Inc. (US Airways), a subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. As a result of the Merger, unless otherwise indicated, information in this Annual Report on Form 10-K regarding the Company’s consolidated results of operations includes the results of US Airways Group’s wholly-owned subsidiaries beginning on December 9, 2013, the effective date of the Merger. In addition, unless otherwise indicated, information in this Annual Report on Form 10-K regarding American’s consolidated results of operations includes the results of US Airways for the post-Merger period from December 9, 2013, which is the earliest date that American and US Airways were under common control, to December 31, 2013 and for the years ended December 31, 2014 and 2015. “AMR” or “AMR Corporation” refers to the Company during the period of time prior to its emergence from Chapter 11 and its acquisition of US Airways Group. References to “US Airways Group” and “US Airways” represent the entities during the period of time prior to December 30, 2015. References in this Annual Report on Form 10-K to “mainline” refer to the operations of American, as applicable, and exclude regional operations.

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about the benefits of the Merger, including future financial and operating results, our plans, objectives, expectations and intentions, and other statements that are not historical facts, such as, without limitation, statements that discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part I, Item 1A. Risk Factors and the following: significant operating losses in the future; downturns in economic conditions that adversely affect our business; the impact of continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel; competitive practices in the industry, including the impact of low cost carriers, airline alliances and industry consolidation; the challenges and costs of integrating operations and realizing anticipated synergies and other benefits of the Merger; costs of ongoing data security compliance requirements and the impact of any significant data security breach; our substantial indebtedness and other obligations and the effect they could have on our business and liquidity; an inability to obtain sufficient financing or other capital to operate successfully and in accordance with our current business plan; increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates; the effect our high level of fixed obligations may have on our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments and adverse economic and industry conditions; our significant pension and other postretirement benefit funding obligations; the impact of any failure to comply with the covenants contained in financing arrangements; provisions in credit card processing and other commercial agreements that may materially reduce our liquidity; the impact of union disputes, employee strikes and other labor-related disruptions; any inability to maintain labor costs at competitive levels; interruptions or disruptions in service at one or more of our hub airports; any inability to obtain and maintain adequate facilities, infrastructure and slots to operate our flight schedule and expand or change our route network; our reliance on third-party regional operators or third-party service providers that have the ability to affect our revenue and the public’s perception about our services; any inability to effectively manage the costs, rights and functionality of third-party distribution channels on which we rely; extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages; the impact of the heavy taxation on the airline industry; changes to our business model that may not successfully increase revenues and may cause operational difficulties or decreased demand; the loss of key personnel or inability to attract and retain additional qualified personnel; the impact of conflicts overseas, terrorist attacks and ongoing security concerns; the global scope of our business and any associated economic and political instability or adverse effects of events, circumstances or government actions beyond our control, including the impact of foreign currency exchange rate fluctuations and limitations on the repatriation of cash held in foreign countries; the impact of environmental and noise regulation; the impact associated with climate change, including increased regulation to reduce emissions of greenhouse gases; our reliance on technology and automated systems and the impact of any failure of these technologies or systems; challenges in integrating our computer, communications and other technology systems; losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators; delays in scheduled aircraft deliveries, or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected; our dependence on a limited number of suppliers for aircraft, aircraft engines and parts; the impact of changing economic and other conditions beyond our control, including global events that affect travel behavior such as an outbreak of a contagious disease, and volatility and fluctuations in our results of operations due to seasonality; the effect of a higher than normal number of pilot retirements and a potential shortage of pilots; the impact of possible future increases in insurance costs or reductions in available insurance coverage; the effect on our financial position and liquidity of being party to or involved in litigation; an inability to use net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards); any impairment in the amount of goodwill we recorded as a result of the application of the acquisition method of accounting and an inability to realize the full value of AAG’s and American’s respective intangible or long-lived assets and any material impairment charges that would be recorded as a result; price volatility of our common stock; the effects of our capital deployment program and the limitation, suspension or discontinuation of our share repurchase program or dividend payments thereunder; delay or prevention of stockholders’ ability to change the composition of our Board of Directors and the effect this may have on takeover attempts that some of our stockholders might consider beneficial; the effect of provisions of our Restated Certificate of Incorporation (the Certificate of Incorporation) and Amended and Restated Bylaws (the Bylaws) that limit ownership and voting of our equity interests, including our common stock; the effect of limitations in our Certificate of Incorporation on acquisitions and dispositions of our common stock designed to protect our NOL Carryforwards and certain other tax attributes, which may limit the liquidity of our common stock; the limitations of our historical consolidated financial information, which is not directly comparable to our financial information for prior or future periods; other economic, business, competitive, and/or regulatory factors affecting our business, including those set forth in this Annual Report on Form 10-K (especially in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in our other filings with the Securities and Exchange Commission (the SEC), and other risks and uncertainties listed from time to time in our filings with the SEC.

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

PART I

ITEM 1. BUSINESS

Overview

American Airlines Group Inc. (AAG), a Delaware corporation, is a holding company and its principal, wholly-owned subsidiaries are American Airlines, Inc. (American), Envoy Aviation Group Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont), and PSA Airlines, Inc. (PSA). AAG was formed in 1982 under the name AMR Corporation (AMR) as the parent company of American, which was founded in 1934. On December 9, 2013, a subsidiary of AMR merged with and into US Airways Group, Inc. (US Airways Group), a Delaware corporation, which survived as a wholly-owned subsidiary of AAG, and AAG emerged from Chapter 11. Upon closing of the Merger and emergence from Chapter 11, AMR changed its name to American Airlines Group Inc. On December 30, 2015, in order to simplify AAG’s internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, AAG caused US Airways Group to be merged with and into AAG, with AAG as the surviving corporation, and, immediately thereafter, US Airways, Inc. (US Airways), a Delaware corporation and wholly-owned subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. As a result of the merger of US Airways and American, US Airways transferred all of its assets, liabilities and off-balance sheet commitments to American. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and was accounted for at historical cost. Certain employees of American continue to work under the terms of separate collective bargaining agreements that were applicable to them as employees of US Airways. Virtually all of AAG’s operations fall within the airline industry.

AAG’s and American’s principal executive offices are located at 4333 Amon Carter Boulevard, Fort Worth, Texas 76155. AAG’s and American’s telephone number is 817-963-1234, and their Internet address is www.aa.com. Information contained on AAG’s and American’s website is not and should not be deemed a part of this report or any other report or filing filed with or furnished to the SEC.

Airline Operations

As noted above, AAG is a holding company whose primary business activity is the operation of a major network carrier through its principal wholly-owned mainline operating subsidiary, American.

Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, our airline operates an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries from our hubs in Charlotte, Chicago, Dallas/Fort Worth (DFW), Los Angeles (LAX), Miami, New York, Philadelphia, Phoenix and Washington, D.C. In 2015, approximately 201 million passengers boarded our mainline and regional flights. As of December 31, 2015, we operated 946 mainline aircraft and are supported by our regional airline subsidiaries and third-party regional carriers, which operated an additional 587 regional aircraft.

American is a founding member of the oneworld alliance, whose members and members-elect serve nearly 1,000 destinations with 14,250 daily flights to 150 countries.

Our cargo division provides a wide range of freight and mail services, with facilities and interline connections available across the globe.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “American Airlines Group – Year in Review,” “AAG’s Results of Operations” and “American’s Results of Operations” for further discussion of AAG’s and American’s operating results and operating performance. Also, see Note 17 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 15 to American’s

Consolidated Financial Statements in Part II, Item 8B for information regarding our operating segments and operating revenue in principal geographic areas.

Regional Operations

Our wholly-owned regional carriers, Envoy, Piedmont and PSA, as well as certain third-party regional carriers have arrangements with us to provide regional feed under the trade name “American Eagle.” American Eagle carriers are an integral component of our operating network. We rely heavily on feeder traffic from these regional carriers, which carry passengers to our hubs from low-density markets that are uneconomical for us to serve with large jets. In addition, regional carriers offer complementary service in our existing mainline markets by operating flights during off-peak periods between mainline flights. During 2015, approximately 54 million passengers boarded our regional carriers’ planes, approximately 47% of whom connected to or from our mainline flights. Of these passengers, approximately 24 million were enplaned by our wholly-owned regional carriers and approximately 30 million were enplaned by third-party regional carriers operating under capacity purchase agreements.

The American Eagle arrangements are principally in the form of capacity purchase agreements. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to us. In return, we agree to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that we will reimburse 100% of certain variable costs, such as airport landing fees and passenger liability insurance. We control marketing, scheduling, ticketing, pricing and seat inventories. A very small number of regional aircraft are operated for us under prorate agreements, under which the regional carriers receive a prorated share of ticket revenue and pay certain service fees to us. The prorate carriers are responsible for all costs incurred operating the applicable aircraft. All American Eagle carriers have logos, service marks, aircraft paint schemes and uniforms similar to our mainline operations.

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

In connection with the Chapter 11 Cases, trading in AMR’s common stock and certain debt securities on the New York Stock Exchange (NYSE) was suspended on January 5, 2012, and AMR’s common stock and such debt securities were delisted from the NYSE on January 30, 2012. On January 5, 2012, AMR’s common stock began trading under the symbol “AAMRQ” (CUSIP 001765106) on the OTCQB marketplace. Pursuant to the Plan, on the Effective Date (i) all existing shares of AAG’s old common stock formerly traded under the symbol “AAMRQ” were canceled and (ii) the Company was authorized to issue up to approximately 544 million shares of common stock, par value $0.01 per share, of AAG (AAG Common Stock) by operation of the Plan (excluding shares of AAG Common Stock issuable pursuant to the Merger Agreement). On the Effective Date, the AAG Common Stock was listed on the NASDAQ Global Select Market under the symbol “AAL,” and AAMRQ ceased trading on the OTCQB marketplace.

Upon emergence from Chapter 11, AAG issued approximately 53 million shares of AAG Common Stock to AMR’s old equity holders and certain of the Debtors’ employees, and issued 168 million shares of AAG Series A Convertible Preferred Stock, par value $0.01 per share (the AAG Series A Preferred Stock), which was mandatorily convertible into new AAG Common Stock during the 120-day period after the Effective Date, to certain creditors and employees of the Debtors (including shares deposited in the Disputed Claims Reserve (as defined in the Plan)). In accordance with the terms of the Plan, former holders of AMR common stock (previously traded under the symbol “AAMRQ”) received, for each share of AMR common stock, an initial distribution of approximately 0.0665 shares of the AAG Common Stock as of the Effective Date. Following the Effective Date, former holders of AMR common stock and those deemed to be treated as such in connection with the elections made pursuant to the Plan have received through December 31, 2015, additional aggregate distributions of shares of AAG Common Stock of approximately 0.6776 shares of AAG Common Stock for each share of AMR common stock previously held, and may continue to receive additional distributions. As of the Effective Date, the adjusted total Double-Dip General Unsecured Claims (as defined in the Plan) were approximately $2.5 billion and the Allowed Single-Dip General Unsecured Claims (as defined in the Plan) were approximately $2.5 billion. The Disputed Claims Reserve established under the Plan was initially issued 30.4 million shares, which shares are reserved for distributions to holders of disputed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) whose claims ultimately become allowed as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As of December 31, 2015, the Disputed Claims Reserve held 25.3 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan.

See Part II, Item 5. Market for American Airlines Group’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 2 and Note 4 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 2 and Note 4 to American’s Consolidated Financial Statements in Part II, Item 8B for further information regarding the Chapter 11 Cases, the Merger and the Disputed Claims Reserve.

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

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “American Airlines Group – Year in Review,” Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations,” Note 2 and Note 4 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 2 and Note 4 to American’s Consolidated Financial Statements in Part II, Item 8B for further information regarding the Chapter 11 Cases and the Merger.

The U.S. Airline Industry

In 2015, the U.S. airline industry benefited significantly from lower fuel prices. However, this benefit was offset in part by a decline in revenues driven by reduced yields.

Jet fuel prices closely follow the price of Brent crude oil. Oil prices declined significantly throughout 2015, and in December, the price of Brent crude oil fell below $40 a barrel for the first time since 2009. On average, the price of Brent crude oil per barrel was approximately 47% lower in 2015 as compared to 2014. The average daily spot price for Brent crude oil during 2015 was $52 per barrel as compared to an average daily spot price of $99 per barrel during 2014. On a daily basis, Brent crude oil prices fluctuated during 2015 between a high of $66 per barrel to a low of $35 per barrel, and closed the year on December 31, 2015 at $37 per barrel.

With respect to revenue, in its most recent data available through the third quarter of 2015, Airlines for America, the trade association for U.S. airlines, reported U.S. industry passenger revenues and yields declined as compared to 2014. Additionally, domestic markets outperformed international markets (Atlantic, Pacific and Latin America) in both yield and overall revenue performance.

While jet fuel prices have declined year-over-year as described above, uncertainty exists regarding the economic conditions driving these declines. See Part I, Item 1A. Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

Competition

The markets in which we operate are highly competitive. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and loyalty program initiatives. On most of our domestic non-stop routes, we currently face competing service from at least one, and sometimes more than one, domestic airline, including: Alaska Airlines, Allegiant Air, Delta Air Lines, Frontier Airlines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines, United Airlines and Virgin America. Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs. In addition, we face competition on some of our connecting routes from airlines operating point-to-point service on such routes. We also compete with all-cargo and charter airlines and, particularly on shorter segments, ground and rail transportation.

On all of our routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines. Airlines typically use discount fares and other promotions to stimulate traffic during normally slack travel periods, when they begin service to new cities or when they have excess capacity, to generate cash flow, to maximize revenue per available seat mile (ASM) and to establish, increase or preserve market share. Discount and promotional fares are generally non-refundable and may be subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. We have often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Most airlines will quickly match price reductions in a particular market. In addition, low-fare, low-cost carriers, such as Southwest Airlines and Jet Blue Airways, and so-called ultra low-cost carriers, such as Allegiant Air, Frontier Airlines and Spirit Airlines, compete in many of the markets in which we operate and competition from these carriers is increasing. For example, at our DFW hub and in a number of other markets we face more competition (as measured by ASMs) from ultra low-cost carriers than from major network carriers.

In addition to price competition, airlines compete for market share by increasing the size of their route system and the number of markets they serve. The American Eagle regional carriers increase the number of markets we serve by flying to lower demand markets and providing connections at our hubs. Many of our competitors also own or have agreements with regional airlines which provide similar services at their hubs and other locations.

We also compete on the basis of scheduling (frequency and flight times), availability of nonstop flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, loyalty programs, the automation of travel agent reservation systems, onboard products, markets served and other services. We compete with both major network airlines and low-cost carriers throughout our network.

In addition to our extensive domestic service, we provide international service to Central and South America, Asia, Europe and Australia. Revenues from foreign operations (flights serving international destinations) were approximately 30% of our total operating revenues in 2015. In 2015, we expanded our global footprint by adding 38 new routes, including 20 international and 18 domestic. Notable new routes include DFW to Beijing, LAX to Sydney and LAX to Mexico City. In providing international air transportation, we compete with U.S. airlines to provide scheduled passenger and cargo service between the U.S. and various overseas locations, foreign investor-owned airlines, and foreign state-owned or state-affiliated airlines, including carriers based in the Middle East, the three largest of which we believe benefit from significant government subsidies.

Agreements with Other Airlines

In general, carriers that have the greatest ability to seamlessly connect passengers to and from markets beyond the nonstop city pair have a competitive advantage. In some cases, however, foreign governments limit U.S. air carriers’ rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other’s markets, various U.S. and foreign air carriers, including American, have established marketing relationships with other airlines and rail companies. American currently has marketing relationships with Air Berlin, Air Tahiti Nui, Alaska Airlines, British Airways, Cape Air, Cathay Pacific, Dragonair, EL AL, Etihad Airways, Fiji Airways, Finnair, Gulf Air, Hainan Airlines, Hawaiian Airlines, Iberia, Interjet, Japan Airlines, Jet Airways, Jetstar Group (includes Jetstar Airways and Jetstar Japan), Korean Air, LATAM (includes LAN Airlines, LAN Argentina, LAN Colombia, LAN Ecuador, LAN Peru, TAM Airlines and TAM Mercosur), Malaysia Airlines, Niki Airlines, Qantas Airways, Qatar Airways, Royal Jordanian, S7 Airlines, Seaborne Airlines and WestJet.

American is also a founding member of the oneworld alliance, which includes Air Berlin, British Airways, Cathay Pacific Airways, Finnair, Iberia, Japan Airlines, LAN Airlines, Malaysia Airlines, Qantas Airways, Qatar Airways, Royal Jordanian, S7 Airlines, SriLankan Airlines and TAM Airlines. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers’ loyalty programs and access to the carriers’ airport lounge facilities. Together, oneworld members and members-elect serve nearly 1,000 destinations with 14,250 daily flights to 150 countries.

American is party to antitrust-immunized cooperation agreements with British Airways, Iberia, Finnair, Royal Jordanian, Japan Airlines, LAN Airlines and LAN Peru. American has also established joint business agreements (JBAs) with British Airways, Iberia and Finnair and separately Japan Airlines that enable the carriers to cooperate on flights between particular destinations and allow pooling and sharing of certain revenues and costs, enhanced loyalty program reciprocity and cooperation in other areas. American and its joint business partners received regulatory approval to enter into these JBAs. In addition, American applied for regulatory approval to enter into a JBA with Qantas Airways and has or will be applying for regulatory approval of a JBA with LATAM Airlines Group air carriers in the relevant jurisdictions affected by the JBA.

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

The FAA regulates significant aspects of our business, primarily in the areas of flight operations, maintenance, and other operational and safety areas. Pursuant to these regulations, our airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate. The programs provide for the ongoing maintenance of such aircraft, ranging from routine inspections to unscheduled repairs and comprehensive scheduled overhauls. FAA requirements cover, among other things, required technology and necessary onboard equipment, systems, procedures and training necessary to ensure continuous airworthiness of our fleet of aircraft, safety measures and equipment, advanced navigation and communication gear, advanced collision avoidance and position reporting systems, airborne windshear avoidance systems, noise abatement standards, other environmental concerns, fuel tank inerting, crew scheduling limitations and experience requirements, and many other technical aspects of airline operations. We are also obligated to comply with various airworthiness directives, service bulletins and other requirements designed to safely correct known issues with aircraft or major components that are discovered after original type certification or manufacture. Some of these directives require us to perform significant maintenance and engineering work and to incur substantial additional expenses. Based on the current known requirements and implementation schedules, we expect to remain in full compliance with these ongoing airworthiness requirements. Our failure to timely comply with these requirements has in the past, and could in the future, result in fines and other enforcement actions by the FAA or other regulators. The FAA also operates the air traffic control (ATC) system in the United States.

The FAA imposes stringent and complicated mandatory rest requirements for pilots, which are in addition to other limitations on allowable pilot duty times. The FAA also recently implemented rules that increase minimum qualifications for pilots to operate commercial aircraft. These requirements and rules have increased our costs and added complication to our crew scheduling.

Airlines are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. Airlines collect the ticket tax, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not our operating expenses, they represent an additional cost to our customers. Similarly, the U.S. Department of Agriculture’s Animal Plant and Health Inspection Service very recently increased the fees we must pay for arriving international flights, and for certain other related government services, which will increase our incremental costs of providing cargo services. See “Industry Regulation and Airport Access – Security,” below for a discussion of passenger fees.

Most major U.S. airports impose a passenger facility charge (PFC). The ability of airports to increase this charge (and the ability of airlines to contest such increases) is restricted by federal legislation, DOT regulations and judicial decisions. We and other airlines may be unable to recover all of these additional charges from passengers through increased fares. The current cap on the PFC is $4.50 per passenger, but the industry has faced repeated efforts in Congress to raise the cap to a higher level.

DOT consumer rules that took effect in 2010 require procedures for customer handling during long onboard delays, including additional reporting requirements for airlines, that have increased the cost of airline operations and reduced revenues. The DOT has been aggressively investigating alleged violations of these rules. In addition, the DOT finalized a second set of rules that further regulate airline interactions with passengers through the reservations process, at the airport and on board the aircraft. These rules require airlines to display all fares in an “all in” basis, with the price of the air travel and all taxes and government imposed fees rolled into the displayed fare. Enhanced disclosure of ancillary fees such as baggage fees is also required. Other rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international carriers. A third rulemaking that would further regulate consumer interaction with airlines is pending before the DOT, with a final rule expected in 2016.

The DOT has continued its efforts to further regulate airlines through increased data reporting requirements, expansion of the Air Carrier Access Act and greater oversight of the methods airlines use to describe and sell air transportation and other products and services. Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to our operation. In this environment, no assurance can be given that compliance with these new rules, anticipated rules or other forms of regulatory oversight from the Department of Justice (DOJ), the FAA or other regulatory bodies, will not have a material adverse effect on our business.

Among its regulatory responsibilities, the DOT also enforces equal access to air transportation for disabled passengers. Over time, a number of carriers, including American, have entered into consent orders with the DOT over their handling of disabled passengers. The DOT has been aggressive in prosecuting disability violations and seeks large penalties. We expect to see continued DOT emphasis in this area through both regulation and enforcement.

The DOT and the Antitrust Division of the DOJ have jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements (CBAs). In addition, as a result of heightened levels of concern regarding data privacy, we are subject to an increasing number of domestic and foreign laws regarding the privacy and security of passenger and employee data.

International

International air transportation is subject to extensive government regulation. Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities, such as the European Union (EU), and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries we serve are periodically subject to renegotiation. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations. The U.S. government has negotiated “open skies” agreements with many countries, which allow unrestricted route authority access between the U.S. and the foreign markets. While the U.S. has worked to increase the number of countries with which open skies agreements are in effect, a number of important markets to us do not have open skies agreements, including China, Hong Kong and Mexico. In addition, at some foreign airports, an air carrier needs slots and other facilities before the air carrier can introduce new service or increase existing service. The availability of slots is not assured, and our inability to obtain and retain needed slots and facilities could therefore inhibit our efforts to compete in certain international markets. See “Industry Regulation and Airport Access – Airport Access and Operations,” below and Part I, Item 1A. Risk Factors – “If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations” for additional information.

Security

The Aviation and Transportation Security Act (the Aviation Security Act) was enacted in November 2001. Under the Aviation Security Act, substantially all aspects of civil aviation security screening were federalized and a new Transportation Security Administration (TSA) was created under the DOT. The TSA was then transferred to the Department of Homeland Security pursuant to the Homeland Security Act of 2002. The Aviation Security Act, among other matters, mandates; improved flight deck security; carriage of federal air marshals at no charge; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors;

enhanced security training; fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports pursuant to regulations issued in connection with the Aviation Security Act; and the provision of certain passenger data to the U.S. Customs and Border Protection Agency. Funding for the TSA is provided by a combination of air carrier fees, passenger fees and taxpayer monies. To help finance the cost of aviation security, air carriers are required to collect and remit to the TSA a passenger security fee of $5.60 per one-way trip and not more than $11.20 per round trip on qualifying air transportation sold.

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

Airport Access and Operations

Domestically, any U.S. airline authorized by the DOT is generally free to operate scheduled passenger service between any two points within the U.S. and its territories, with the exception of certain airports that require landing and take off rights and authorizations (slots) and other facilities, and certain airports that impose geographic limitations on operations or curtail operations based on the time of day. Operations at four major domestic airports and certain foreign airports we serve are regulated by governmental entities through allocations of slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In addition to slot restrictions, operations at LaGuardia Airport (LGA) and Ronald Reagan Washington National Airport (DCA) are also limited based on the stage length of the flight.

In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at DCA in Washington, D.C. and three New York City airports: Newark Liberty International Airport, John F. Kennedy International Airport (JFK) and LGA. There is currently an open Notice of Proposed Rulemaking concerning the management and use of slots at the three New York City airports. Our operations at DCA and those New York City airports generally require the allocation of slots or analogous regulatory authorities. Similarly, our operations at Frankfurt, London, Paris and other international airports outside the U.S. are regulated by local slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines (WSG) and applicable local law. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. There is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies.

In connection with the settlement of litigation relating to the Merger brought by the DOJ and certain states, we entered into settlement agreements that provided for certain asset divestitures, including 52 slot pairs at DCA, 17 slot pairs at LGA and gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport (ORD), Dallas Love Field

Airport (DAL), LAX and Miami International Airport. The settlement agreements also require us to maintain certain hub operations and continue to provide service to certain specified communities for limited periods of time. In addition, we entered into a related settlement with the DOT related to small community service from DCA. Further, as a consequence of the Merger clearance process in the EU, we made one pair of London Heathrow slots available for use by another carrier and, along with our JBA partners, we made one pair of London Heathrow slots available to competitors for use for up to six years in different markets.

Our ability to provide service can also be impaired at airports, such as ORD and LAX, where the airport gate and other facilities are inadequate to accommodate all of the service that we would like to provide.

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

Civil Reserve Air Fleet

We participate in the Civil Reserve Air Fleet (CRAF) program, which is a voluntary program administered by the U.S. Air Force Air Mobility Command. The General Services Administration of the U.S. Government requires that airlines participate in the CRAF program in order to receive U.S. Government business. We are reimbursed at compensatory rates if aircraft are activated under the CRAF program or when participating in Department of Defense business. If a substantial number of our aircraft are activated for operation under the CRAF program at a time of war or other national emergency, our business operations and financial condition may be adversely affected. In January 2014, the U.S. Air Force proposed significant changes to the CRAF program which have not yet taken effect. Together with other industry participants, we are working with the U.S. Air Force to address our concerns with the new proposals.

Environmental Matters

Environmental and noise regulation. The airline industry is subject to various laws and government regulations concerning environmental matters in the U.S. and other countries. U.S. federal laws that have a particular impact on our operations include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act (CAA), the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund Act). The U.S. Environmental Protection Agency (EPA) and other federal agencies have been authorized to promulgate regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental laws and regulations which are similar to or stricter than federal requirements.

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

Climate change regulation. Many aspects of our operations are subject to increasingly stringent environmental regulations and concerns about climate change and greenhouse gas (GHG) emissions. For example, the EU has established the Emissions Trading Scheme (ETS) to regulate GHG emissions in the EU. The EU adopted a directive in 2008 under which each EU member state is required to extend the ETS to aviation operations. This directive would have required us, beginning in 2012, to annually submit emission allowances in order to operate flights to and from airports in the European Economic Area (EEA), including flights between the U.S. and EU member states. However, in an effort to allow the International Civil Aviation Organization (ICAO) time to propose an alternate scheme to manage global aviation emissions, in April 2013, the EU suspended for one year the ETS’ application to flights entering and departing the EEA, limiting its application, for flights flown in 2012, to intra-EEA flights only. In October 2013, the ICAO Assembly adopted a resolution calling for the development through ICAO of a global, market-based scheme for aviation GHG emissions, to be finalized in 2016 and implemented in 2020. Subsequently, the EU has amended the EU ETS so that the monitoring, reporting and submission of allowances for aviation GHG emissions will continue to be limited to only intra-EEA flights through 2016, at which time the EU will evaluate the progress made by ICAO and determine what, if any, measures to take related to aviation GHG emissions from 2017 onwards. The U.S. enacted legislation in November 2012 which encourages the DOT to seek an international solution through ICAO and that will allow the U.S. Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. The effort currently underway through ICAO to reach a global agreement on measures to manage international aviation GHG emission growth could significantly impact our business, particularly to the extent that any final agreement may emphasize a collective cost sharing approach for industry emissions growth over a cost approach based on individual carrier contribution to emission growth.

In addition, in December 2015, at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change (UNFCCC’s COP21), over 190 countries, including the United States, reached an agreement to reduce global GHG emissions. While there is no express reference to aviation in this international agreement, to the extent the United States and other countries implement this agreement, either with respect to the aviation industry or with respect to related industries such as the aviation fuel industry, it could have an adverse direct or indirect effect on our business.

Within the U.S., there is an increasing trend toward regulating GHG emissions directly under the CAA. In response to a 2012 ruling by the U.S. District Court for the District of Columbia, the EPA announced in June 2015 a proposed endangerment finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. If the EPA finalizes the endangerment finding, the EPA is obligated under the CAA to set aircraft engine GHG emission standards. It is anticipated that any such standards established by EPA would closely align with emission standards currently being developed by ICAO. In February 2016, the ICAO Committee on Aviation Environmental Protection (CAEP) recommended that ICAO adopt carbon dioxide certification standards that would apply to new type aircraft certified beginning in 2020, and would be phased in for newly manufactured existing aircraft type designs starting in 2023.

In addition, several states have adopted or are considering initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional GHG cap and trade programs.

These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing, and we cannot yet determine what the final regulatory programs or their impact will be in the U.S., the EU or in other areas in which we do business. Depending on the scope of such regulation, certain of our facilities and operations, or the operations of our suppliers, may be subject to additional operating and other permit requirements, potentially resulting in increased operating costs.

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

Employees and Labor Relations

The airline business is labor intensive. In 2015, salaries, wages and benefits were our largest expenses and represented approximately 31% of our operating expenses.

The table below presents our approximate number of active full-time equivalent employees as of December 31, 2015.

	Mainline Operations	Wholly-owned Regional Carriers	Total
Pilots and Flight Crew Training Instructors	13,100	3,200	16,300
Flight Attendants	24,100	1,900	26,000
Maintenance personnel	14,400	1,800	16,200
Fleet Service personnel	16,100	3,200	19,300
Passenger Service personnel	16,500	7,100	23,600
Administrative and other	14,700	2,400	17,100

Total	98,900	19,600	118,500

As of December 31, 2015, approximately 82% of AAG’s total active employees were represented by various labor unions and covered by CBAs as detailed in the table below.

Union	Class or Craft	Employees (1)	Contract Amendable Date (2)
Combined American:
Allied Pilots Association (APA)	Pilots	12,800	12/31/2019
Association of Professional Flight Attendants (APFA)	Flight Attendants	24,100	12/13/2019
Airline Customer Service Employee Association – Communications Workers of America and International Brotherhood of Teamsters (CWA-IBT)	Passenger Service	16,500	12/1/2020

American Mainline:
Transport Workers Union (TWU)	Mechanics and Related	9,300	9/12/2018
TWU	Fleet Service	9,400	9/12/2018
TWU	Stock Clerks	1,200	9/12/2018
TWU	Simulator Technicians	100	9/12/2018
TWU	Dispatchers	200	9/12/2018
TWU	Flight Crew Training Instructors	200	9/12/2018
TWU	Maintenance Control Technicians	100	9/12/2018

US Airways Mainline (3):
TWU	Flight Crew Training Instructors	100	11/11/2011	(4)
TWU	Flight Simulator Engineers	100	11/11/2011	(4)
TWU	Dispatchers	200	6/30/2015	(4)
International Association of Machinists & Aerospace Workers (IAM)	Mechanics, Stock Clerks and Related	3,500	7/18/2018
IAM	Maintenance Training Instructors	30	7/18/2018
IAM	Fleet Service	6,400	7/18/2018

Envoy:
Air Line Pilots Associations (ALPA)	Pilots	1,800	12/23/2024
Association of Flight Attendants-CWA (AFA)	Flight Attendants	900	7/1/2020
TWU	Ground School Instructors	10	1/1/2019
TWU	Mechanics and Related	1,100	12/31/2020
TWU	Stock Clerks	100	12/31/2020
TWU	Fleet Service Clerks	3,100	1/1/2019
TWU	Dispatchers	100	1/1/2019

Piedmont:
ALPA	Pilots	400	9/19/2024
AFA	Flight Attendants	200	9/9/2019
International Brotherhood of Teamsters (IBT)	Mechanics	300	8/23/2012	(4)
IBT	Stock Clerks	30	4/18/2014	(4)
Communications Workers of America (CWA)	Fleet and Passenger Service	2,800	2/5/2017
IBT	Dispatchers	20	11/30/2019

PSA:
ALPA	Pilots	1,000	4/1/2023
AFA	Flight Attendants	800	4/30/2017
IAM	Mechanics	200	4/24/2016
TWU	Dispatchers	40	9/4/2014	(4)

(1)	Approximate number of active full-time equivalent employees covered by the contract as of December 31, 2015.

(2)	See discussion below regarding the process for combining mainline employee groups post-Merger.

(3)

Although US Airways merged with and into American on December 30, 2015, certain employees of American continue to work under the terms of separate CBAs that were applicable to them as employees of US Airways.

(4)	Contracts are currently amendable.

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

In 2014 and 2015, we reached agreements with several labor unions. On December 18, 2014, we reached a JCBA with the APFA. The new agreement did not require ratification and was effective immediately with the wage increases under the JCBA becoming effective January 1, 2015.

On January 3, 2015, we reached a tentative agreement with the APA on a five-year JCBA, which was ratified on January 30, 2015. The new, higher pay rates were implemented retroactive to December 2, 2014.

In September 2015, we reached an agreement with the CWA-IBT for a new JCBA applicable to passenger service employees, which was ratified in November 2015 and provided significant pay increases for combined passenger service employees, effective immediately.

Most of the other mainline American ground employees are covered by existing TWU agreements that will not become amendable until 2018. The approximate 10,000 US Airways mechanics, fleet service agents and stores employees are covered by IAM agreements that also become amendable in 2018. In August 2014, the TWU and the IAM together filed single transportation system applications to jointly represent the combined groups of mainline US Airways and mainline American mechanics, fleet service and stores employees. The NMB certified the TWU-IAM alliance as the representative of the American mechanics, fleet service and stores employees, and JCBA negotiations for those combined groups are now underway.

The TWU represented both the mainline American and the mainline US Airways dispatchers, flight simulator engineers and flight crew training instructors prior to the merger, and the NMB has certified the TWU as the representative of each of those employee groups post-merger.

The Merger had no impact on the CBAs that cover the employees of our wholly-owned subsidiary airlines which are not being merged (Envoy, Piedmont and PSA).

Certain union-represented American mainline employees are covered by agreements that are not currently amendable. Until those agreements become amendable, negotiations for JCBAs will be conducted outside the traditional RLA bargaining process described above, and, in the meantime, no self-help will be permissible. The Piedmont mechanics and stock clerks and the PSA dispatchers have agreements that are now amendable and are engaged in traditional RLA negotiations.

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

Aircraft Fuel

Our operations and financial results are significantly affected by the availability and price of jet fuel. Based on our 2016 forecasted mainline and regional fuel consumption, we estimate that, as of December 31, 2015, a one cent per gallon increase in aviation fuel price would increase our 2016 annual fuel expense by $44 million.

The following table shows annual aircraft fuel consumption and costs, including taxes, for our mainline operations for 2015 and 2014 (gallons and aircraft fuel expense in millions).

Year	Gallons	Average Price per Gallon	Aircraft Fuel Expense	Percent of Total Mainline Operating Expenses
2015	3,611	$1.72	$6,226	21.6%
2014	3,644	2.91	10,592	33.2%

Total fuel expenses for our wholly-owned and third-party regional carriers operating under capacity purchase agreements of American were $1.2 billion and $2.0 billion for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

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

In addition, insurers significantly increased the premiums for aviation insurance in general following September 11, 2001. While the price of commercial insurance has declined since the period immediately after the terrorist attacks of September 11, 2001, if commercial insurance carriers reduce the amount of insurance coverage available to us or significantly increase its cost, we would be materially adversely affected. See Part I, Item 1A. Risk Factors – “Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.”

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. The table below summarizes the operating statistics we reported to the DOT for our mainline operations for the years ended December 31, 2015 and 2014. We are working to improve these metrics by making investments in our operations, which include the hiring of additional maintenance personnel to reduce the time aircraft are out of service. We are also making capital investments in new baggage handling technology.

	December 31,		Better (Worse)
	2015	2014
On-time performance (a)	80.1	77.9	2.2	pts
Completion factor (b)	98.4	98.4	—	pts
Mishandled baggage (c)	3.97	3.77	(5.3)%
Customer complaints (d)	3.22	2.12	(51.9)%

(a)	Percentage of reported flight operations arriving less than 15 minutes after the scheduled arrival time.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

Loyalty Program

Our loyalty program, AAdvantage® was established to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage members earn mileage credits by flying on American, the American Eagle carriers, the third-party regional carriers and other participating airlines or by using services of other participants in these programs. Mileage credits can be redeemed for free or upgraded travel on American, the American Eagle carriers or other participating airlines, or for other awards. Once a member accrues sufficient mileage for an award, the member may book award travel. Most travel awards are subject to capacity-controlled seating. A member’s mileage credit does not expire as long as that member has any type of qualifying activity at least once every 18 months.

In 2015, we completed the integration of the US Airways Dividend Miles program into American’s AAdvantage program. Also, to ensure we are rewarding our most loyal customers, we announced a program change to occur in the second half of 2016, whereby customers will earn award miles based on dollars spent rather than distance flown.

American sells mileage credits and related services to other partners in the AAdvantage program primarily with the purpose of awarding qualifying members based on their usage of our co-branded credit cards or the usage of other services, hotels and rental cars provided by partners. There are over 1,000 program partners, including leading credit card issuers (Citibank and BarclaycardUS), hotels, car rental companies and other products and services companies. We believe that program partners benefit from the sustained purchasing behavior of their members, which translates into incremental and recurring streams of revenues for us. Under our agreements with AAdvantage members and program partners, we reserve the right to change the AAdvantage program at any time without notice, and may end the program with six months’ notice. Program rules, partners, special offers, awards and requisite mileage levels for awards are subject to change. As of December 31, 2015, AAdvantage had approximately 853.6 billion outstanding award miles. During 2015, AAdvantage issued approximately 315 billion miles, of which approximately 58% were sold to program partners.

We and other participating airline partners limit the number of seats per flight that are available for redemption by award recipients by using various inventory management techniques. We charge various fees for issuing awards dependent upon destination and booking method and for issuing awards within 21 days of the travel date.

All travel on eligible tickets will count toward qualification for elite status in the AAdvantage program. Elite members can enjoy additional benefits of the AAdvantage program, including First and Business Class check-in, priority security and priority boarding, complimentary access to Preferred Seats, priority baggage delivery, and checked bags at no charge.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies and Estimates” for more information on AAdvantage.

Ticket Distribution

Passengers can purchase tickets for travel on American through several distribution channels including their direct websites (www.aa.com), our reservations centers and third-party distribution channels, including those provided by or through global distribution systems (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (e.g., Expedia, Orbitz and Travelocity). To remain competitive, we will need to successfully manage our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. For more discussion, see Part I, Item 1A. Risk Factors – “We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.”

Seasonality and Other Factors

Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. General economic conditions, fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather, natural disasters, outbreaks of disease, and other factors could impact this seasonal pattern. Therefore, our quarterly results of operations are not necessarily indicative of operating results for the entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

Unaudited quarterly financial data for the two-year period ended December 31, 2015 is included in Note 20 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 18 to American’s Consolidated Financial Statements in Part II, Item 8B.

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

AAG has made and expects to make public disclosures of certain information regarding AAG and its subsidiaries to investors and the general public by means of the investor relations section of our website (www.aa.com) as well as through the use of social media sites, including, but not limited to, Facebook and Twitter and a website maintained by us to provide information regarding AAG’s reorganization pursuant to the Plan. Investors are encouraged to (i) join American’s circle (@AmericanAir) on Twitter, (ii) “like” American (www.facebook.com/AmericanAirlines) on its Facebook page, (iii) follow American (www.google.com/+americanairlines) on Google+; (iv) follow American (www.instagram.com/americanair) on Instagram; (v) follow American (www.linkedin.com/company/american-airlines) on LinkedIn; (vi) subscribe to American (www.youtube.com/user/americanairlines) on YouTube; (vii) follow American (username AmericanAir) on Snapchat; and (viii) visit www.amrcaseinfo.com for updated information regarding the Plan. Neither AAG nor American incorporates the contents of its social media posts or websites into this Annual Report on Form 10-K.

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

For a number of reasons, including those addressed in these risk factors, we might fail to maintain profitability and might experience significant losses. In particular, the condition of the economy, the level and volatility of fuel prices, the state of travel demand and intense competition in the airline industry have had, and will continue to have an impact on our operating results, and may increase the risk that we will experience losses.

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

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years and prices continue to be highly volatile.

Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of fuel can have a material effect on our operating results and liquidity. Due to the competitive nature of the airline industry and unpredictability of the market, we can offer no assurance that we may be able to increase our fares, impose fuel surcharges or otherwise increase revenues sufficiently to offset fuel price increases. Similarly, we cannot predict the effect or the actions of our competitors if the current low fuel prices remain in place for a significant period of time.

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

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. As of December 31, 2015, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.

Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. If in the future we enter into derivative contracts to hedge our fuel consumption, there can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts. To the extent we use derivative contracts that have the potential to create an obligation to pay upon settlement if prices decline significantly, such derivative contracts may limit our ability to benefit from lower fuel costs in the future. Also, a rapid decline in the projected price of fuel at a time when we have fuel hedging contracts in place could adversely impact our short-term liquidity, because hedge counterparties could require that we post collateral in the form of cash or letters of credit. See also the discussion in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “AAG’s Market Risk Sensitive Instruments and Positions – Aircraft Fuel” and “American’s Market Risk Sensitive Instruments and Positions – Aircraft Fuel.”

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

Low-cost carriers, including so-called ultra-low-cost carriers, have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently and are price sensitive and tend not to be loyal to any one particular carrier. Some low-cost carriers, which have cost structures lower than ours, have better recent financial performance and have announced growth strategies including commitments to acquire significant numbers of aircraft for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our revenues and overall performance. For example, as a result of divestitures completed in connection with gaining regulatory approval for the Merger, low-fare, low-cost carriers have gained additional access in a number of markets, including DCA, a slot-controlled airport. The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.

Our presence in international markets is not as extensive as that of some of our competitors. We derived approximately 30% of our operating revenues in 2015 from operations outside of the U.S., as measured and reported to the DOT. In providing international air transportation, we compete to provide scheduled passenger and cargo service between the U.S. and various overseas locations with U.S. airlines, foreign investor-owned airlines, and foreign state-owned or state-affiliated airlines, including carriers based in the Middle East, the three largest of which we believe benefit from significant government subsidies. Our international service exposes us to foreign economies and the potential for reduced demand, such as we have recently experienced in Brazil and Venezuela, when any foreign countries we serve suffer adverse local economic conditions. In addition, open skies agreements with an increasing number of countries around the world provide international airlines with open access to U.S. markets. See “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.”

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

We are party to antitrust-immunized cooperation agreements with British Airways, Iberia, Finnair, Royal Jordanian, Japan Airlines, LAN Airlines and LAN Peru. We have also established joint business agreements (JBAs) with British Airways, Iberia, and Finnair, and separately Japan Airlines. In addition, we applied for regulatory approval to enter into a JBA with Qantas Airways and have or will be applying for regulatory approval of a JBA with LATAM Airlines Group air carriers in the relevant jurisdictions affected by that JBA. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented.

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

The Merger involved the combination of two companies that operated as independent public companies prior to the Merger, and each of which operated its own international network airline. Historically, the integration of separate airlines has often proven to be more time consuming and to require more resources than initially estimated. Although we received a single operating certificate from the FAA for American and US Airways on April 8, 2015, implemented a single integrated reservation system on October 17, 2015 and merged American and US Airways on December 30, 2015, we must continue to devote significant management attention and resources to integrating our business practices, cultures and operations. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our businesses in a manner that permits us to achieve the synergies and other benefits anticipated to result from the Merger;

•

the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, aircraft fleets, networks, and other assets (including, for example, our flight operations systems and technology which supports human resources functions) in a manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;

•

the effects of divestitures and other operational commitments entered into in connection with the settlement of the litigation brought by the Department of Justice (DOJ) and certain states prior to the closing of the Merger, including those involving DAL and DCA;

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

Accordingly, we may not be able to realize the contemplated benefits of the Merger fully, or it may take longer and cost more than expected to realize such benefits.

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

Our business plan contemplates significant investments in modernizing our fleet and integrating the American and US Airways businesses. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of December 31, 2015, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2016-2020 would be approximately $18.0 billion. Accordingly, we will need substantial financing or other capital resources. In addition, as of the date of this report, we had not secured financing commitments for some of the aircraft that we have on order, and we cannot be assured of the availability or cost of that financing. In particular, as of December 31, 2015, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 25 Airbus A320 family aircraft in 2016 and 20 Airbus A320 family aircraft in 2017, 8 Boeing 787 family aircraft in 2016 and 13 Boeing 787 family aircraft in 2017, 15 Boeing 737-800 aircraft in 2016, three Boeing 737 MAX family aircraft in 2017 and two Boeing 777-300ER aircraft in 2016. In addition, we do not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. The number of aircraft for which we do not have financing may change as we exercise purchase options or otherwise change our purchase and delivery schedules. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may only be available on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

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

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general economic conditions, general interest rates, rates set by the Federal Reserve and other central banks, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure with respect to the $1.87 billion term loan facility and the $1.4 billion revolving credit facility provided for by the credit and guaranty agreement, entered into June 27, 2013 between AAG, American and certain lenders (as amended and restated on May 21, 2015 and as otherwise amended, the 2013 Credit Facilities), the $1.6 billion term loan facility entered into on May 23, 2013 between US Airways and US Airways Group and certain lenders (as amended, the 2013 Citicorp Credit Facility), the $750 million term loan facility and the $1.0 billion revolving credit facility entered into October 10, 2014, between AAG and American and certain lenders (as amended and restated on April 20, 2015 and as otherwise amended, the 2014 Credit Facilities) and other of our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “AAG’s Market Risk Sensitive Instruments and Positions – Interest” and “American’s Market Risk Sensitive Instruments and Positions – Interest.”

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

We have significant pension and other postretirement benefit funding obligations, which may adversely affect our liquidity, results of operations and financial condition.

Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. Currently, our minimum funding obligation for our pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Our pension funding obligations are likely to increase materially beginning in 2019, when we will be required to make contributions relating to the 2018 fiscal year. In addition, we may have significant obligations for other postretirement benefits, the ultimate amount of which depends on, among other things, the outcome of an adversary proceeding related to retiree medical and life insurance obligations filed in the Chapter 11 Cases.

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

Our ability to comply with these liquidity covenants while paying the fixed costs associated with our contractual obligations and our other expenses, including significant pension and other postretirement funding obligations and cash transition costs associated with the Merger, will depend on our operating performance and cash flow, which are seasonal, as well as factors including fuel costs and general economic and political conditions.

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

We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions (including, with respect to certain agreements, the failure of American to maintain certain levels of liquidity) to hold an amount of our cash (a holdback) equal to some or all of the advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdback balances to higher percentages up to and including 100% of relevant advanced ticket sales could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.

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

Currently, we believe our labor costs are competitive relative to the other large network carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current or future labor negotiations. As of December 31, 2015, approximately 82% of our employees were represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. Unions may also bring court actions and may seek to compel us to engage in bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create material additional costs that we did not anticipate.

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

In addition, operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the FAA currently regulates the allocation of slots or slot exemptions at DCA and three New York City airports: Newark Liberty International Airport, JFK and LGA. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London Heathrow, Paris and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. We cannot provide any assurance that regulatory changes regarding the allocation of slots or similar regulatory authority will not have a material adverse impact on our operations.

In connection with the settlement of litigation relating to the Merger brought by the DOJ and certain states, we entered into settlement agreements that provide for certain asset divestitures including 52 slot pairs at DCA, 17 slot pairs at LGA and gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, DAL, LAX and Miami International Airport. The settlement agreements also require us to maintain certain hub operations and continue to provide service to certain specified communities for limited periods of time. In addition, we entered into a related settlement with the DOT related to small community service from DCA. Further, as a consequence of the Merger clearance process in the European Union (EU), we made one pair of London Heathrow slots available for use by another carrier and, along with our JBA partners, we made one pair of London Heathrow slots available to competitors for use for up to six years in different markets.

Our ability to provide service can also be impaired at airports, such as Chicago O’Hare International Airport and LAX, where the airport gate and other facilities are inadequate to accommodate all of the service that we would like to provide, or airports such as DAL where we have no access to gates at all.

Any limitation on our ability to acquire or maintain adequate gates, ticketing facilities, operations areas, slots (where applicable), or office space could have a material adverse effect on our business, results of operations and financial condition.

If we encounter problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.

A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain necessary personnel, including in particular pilots, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. As our regional segment provides revenues to us directly and indirectly (by providing flow traffic to our hubs), any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.

In addition, our reliance upon others to provide essential services on behalf of our operations may result in our relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including distribution and sale of airline seat inventory, provision of information technology and services, regional operations, aircraft maintenance, ground services and facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third-party service provider. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers, or at all. Volatility in fuel prices, disruptions to capital markets and adverse economic conditions in general have subjected certain of these third-party regional carriers to significant financial pressures, which have led to several bankruptcies among these carriers. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.

We rely on third-party distribution channels, including those provided by or through global distribution systems (GDSs) (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (OTAs) (e.g., Expedia, including its booking sites Orbitz and Travelocity, and The Priceline Group), to distribute a significant portion of our airline tickets, and we expect in the future to continue to rely on these channels and hope to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. These imperatives may affect our relationships with GDSs and OTAs, including as consolidation of OTAs continues or is proposed to continue. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.

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

DOT consumer rules that took effect in 2010 require procedures for customer handling during long onboard delays, further regulate airline interactions with passengers through the reservations process, at the airport, and onboard the aircraft, and require disclosures concerning airline fares and ancillary fees such as baggage fees. The DOT has been aggressively investigating alleged violations of these rules. Other DOT rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international airlines.

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

Any significant reduction in air traffic capacity at key airports in the U.S. or overseas could have a material adverse effect on our business, results of operations and financial condition. In addition, the ATC system is not successfully managing the growing demand for U.S. air travel. ATC towers are frequently understaffed in certain of our hubs, and air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. The ATC system’s inability to handle existing travel demand has led government agencies to implement short-term capacity constraints during peak travel periods in certain markets, resulting in delays and disruptions of air traffic. The outdated technologies also cause the ATC to be less resilient in the event of a failure. For example, in 2014 the ATC systems in Chicago took weeks to recover following a fire in the ATC tower at Chicago O’Hare International Airport, which resulted in thousands of cancelled flights.

On February 14, 2012, the FAA Modernization and Reform Act of 2012 was signed. The law provides funding for the FAA to rebuild its ATC system, including switching from radar to a GPS-based system. It is uncertain when any improvements to the efficiency of the ATC system will take effect. Failure to update the ATC system in a timely manner and the substantial funding requirements that may be imposed on airlines of a modernized ATC system may have a material adverse effect on our business.

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

The airline industry is heavily taxed.

The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a passenger facility charge per passenger on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as passenger security fees), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers. Increases in such taxes, fees and charges could negatively impact our business, results of operations and financial condition.

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

We have a number of measures designed to increase revenue and offset costs. These measures include charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure you that these measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline. Also, any new and increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.

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

We operate a global business with operations outside of the U.S. from which we derived approximately 30% of our operating revenues in 2015, as measured and reported to the DOT. Our current international activities and prospects have been and in the future could be adversely affected by reversals or delays in the opening of foreign markets, increased competition in international markets, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. In particular, fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency.

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

We are subject to many forms of environmental and noise regulation and may incur substantial costs as a result.

We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise reduction, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils and waste materials. Compliance with environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties.

In June 2015, the U.S. Environmental Protection Agency (EPA) issued revised underground storage tank regulations that could affect airport fuel hydrant systems, as certain of those systems may need to be modified in order to comply with applicable portions of the revised regulations. Additionally, on June 4, 2015, the EPA reissued the Multi-Sector General Permit for Stormwater Discharges from Industrial Activities. Among other revisions, the reissued permit incorporates the EPA’s previously issued Airport Deicing Effluent Limitation Guidelines and New Source Performance Standards. In addition, California adopted a revised State Industrial General Permit for Stormwater Discharges on April 1, 2014, which became effective July 1, 2015. This permit places additional reporting and monitoring requirements on permittees and requires implementation of mandatory best management practices. While the cost of compliance with these requirements is not expected to be significant, the company will continue to monitor and evaluate the impact of these requirements on airport operations. In addition to the EPA and state regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to the environment, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise materially adversely affect our operations, operating costs or competitive position.

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

Governmental authorities in several U.S. and foreign cities are also considering, or have already implemented, aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take offs and landings. We have been able to accommodate local noise restrictions imposed to date, but our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

We are subject to risks associated with climate change, including increased regulation to reduce emissions of greenhouse gases.

There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions. For example, the EU has established the Emissions Trading Scheme (ETS) to regulate GHG emissions in the EU. The EU adopted a directive in 2008 under which each EU member state is required to extend the ETS to aviation operations. This directive would have required us, beginning in 2012, to annually submit emission allowances in order to operate flights to and from airports in the European Economic Area (EEA), including flights between the U.S. and EU member states. However, in an effort to allow the International Civil Aviation Organization (ICAO) time to propose an alternate scheme to manage global aviation emissions, in April 2013, the EU suspended for one year the ETS’ application to flights entering and departing the EEA, limiting its application, for flights flown in 2012, to intra-EEA flights only. In October 2013, the ICAO Assembly adopted a resolution calling for the development through ICAO of a global, market-based scheme for aviation GHG emissions, to be finalized in 2016 and implemented in 2020. Subsequently, the EU has amended the EU ETS so that the monitoring, reporting and submission of allowances for aviation GHG emissions will continue to be limited to only intra-EEA flights through 2016, at which time the EU will evaluate the progress made by ICAO and determine what, if any, measures to take related to aviation GHG emissions from 2017 onwards. The U.S. enacted legislation in November 2012 which encourages the DOT to seek an international solution through ICAO and that will allow the U.S. Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. The effort currently underway through ICAO to reach a global agreement on measures to manage international aviation GHG emission growth could significantly impact our business, particularly to the extent that any final agreement may emphasize a collective cost sharing approach for industry emissions growth over a cost approach based on individual carrier contribution to emission growth. Ultimately, the scope and application of ETS or other emissions trading schemes to our operations, now or in the near future, remains uncertain. We do not anticipate any significant emissions allowance expenditures in 2016. Beyond 2016, compliance with the ETS or similar emissions-related requirements could significantly increase our operating costs. Further, the potential impact of ETS or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets and the number of future flights subject to ETS or other emissions-related requirements. These costs have not been completely defined and could fluctuate.

In addition, in December 2015, at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change (UNFCCC’s COP21), over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions. While there is no express reference to aviation in this international agreement, to the extent the United States and other countries implement this agreement or impose other climate change regulations, either with respect to the aviation industry or with respect to related industries such as the aviation fuel industry, it could have an adverse direct or indirect effect on our business.

Within the U.S., there is an increasing trend toward regulating GHG emissions directly under the Clean Air Act (CAA). In response to a 2012 ruling by the U.S. District Court for the District of Columbia, the EPA announced in June 2015 a proposed endangerment finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. A public hearing regarding the proposed endangerment finding was held in August 2015. If the EPA finalizes the endangerment finding, the EPA is obligated under the CAA to set aircraft engine GHG emission standards. It is anticipated that any such standards established by EPA would closely align with emission standards currently being developed by ICAO. In February 2016, the ICAO Committee on Aviation Environmental Protection (CAEP) recommended that ICAO adopt carbon dioxide certification standards that would apply to new type aircraft certified beginning in 2020, and would be phased in for newly manufactured existing aircraft type designs starting in 2023.

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

We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation system, flight operations systems, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information, as well as issue electronic tickets and process critical financial information in a timely manner. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our automated systems are not functioning or if our third-party service providers were to fail to adequately provide technical support, system maintenance or timely software upgrades for any one of our key existing systems, we could experience service disruptions or delays, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all, and any transition time to a new system may be significant.

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

Among the principal risks of integrating our businesses and operations are the risks relating to integrating various computer, communications and other technology systems that will be necessary to operate US Airways and American as a single airline and to achieve cost synergies by eliminating redundancies in the businesses. While we have to date successfully integrated several of our systems, including our customer reservations system, we still have to complete several additional important system integration projects. The integration of these systems in a number of prior airline mergers has taken longer, been more disruptive and cost more than originally forecast. The implementation process to integrate these various systems will involve a number of risks that could adversely impact our business, results of operations and financial condition. New systems will replace multiple legacy systems and the related implementation will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.

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

If one of our aircraft, an aircraft that is operated under our brand by one of our regional operators, or an aircraft that is operated by an airline with which we have a marketing alliance or codeshare relationship were to be involved in an accident, incident or catastrophe, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident, incident or catastrophe involving an aircraft operated by us, operated under our brand by one of our regional operators or operated by one of our codeshare partners could create a public perception that our aircraft or those of our regional operators or codeshare partners are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition.

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

In particular, an outbreak of a contagious disease such as Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus, or any other similar illness, if it were to persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.

A higher than normal number of pilot retirements and a potential shortage of pilots could adversely affect us.

We currently have a higher than normal number of pilots eligible for retirement. Among other things, the extension of pilot careers facilitated by the FAA’s 2007 modification of the mandatory retirement age from age 60 to age 65 has now been fully implemented, resulting in large numbers of pilots in the industry approaching the revised mandatory retirement age. If pilot retirements were to exceed normal levels in the future, it may adversely affect us and our regional partners. On January 4, 2014, more stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations took effect. In addition, in July 2013, the FAA issued regulations that increase the flight experience required for pilots working for airlines certificated under Part 121 of the Federal Aviation Regulations. These and other factors have in the past and could in the future contribute to a shortage of qualified pilots, particularly for our regional partners, which now face increased competition from large, mainline carriers to hire pilots to replace retiring pilots. If we or our regional partners are unable to hire adequate numbers of pilots, we may experience disruptions, increased costs of operations and other adverse effects.

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

We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity.

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved and additional claims may arise in the future. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a legal proceeding is resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to operate or market our services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business. Additional information regarding certain legal matters in which we are involved can be found in Part I, Item 3. Legal Proceedings.

Our ability to utilize our NOL Carryforwards may be limited.

Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards). As of December 31, 2015, we had available NOL Carryforwards of approximately $8.0 billion for regular federal income tax purposes which will expire, if unused, beginning in 2023, and approximately $4.0 billion for state income tax purposes which will expire, if unused, between 2016 and 2034. As of December 31, 2015, the amount of NOL Carryforwards for state income tax purposes that will expire, if unused, in 2016 is $136 million. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.

A corporation’s ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50 percent during a rolling three-year period). We experienced an ownership change in connection with our emergence from the Chapter 11 Cases and US Airways Group experienced an ownership change in connection with the Merger. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $6.6 billion of unlimited NOL still remaining at December 31, 2015) of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules are determined not to apply, our ability to utilize such federal NOL Carryforwards may be subject to limitation. Substantially all of our remaining federal NOL Carryforwards (attributable to US Airways Group and its subsidiaries) are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.

Notwithstanding the foregoing, an ownership change subsequent to our emergence from the Chapter 11 Cases may severely limit or effectively eliminate our ability to utilize our NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on our ability to utilize our NOL Carryforwards, our Certificate of Incorporation contains transfer restrictions applicable to certain substantial stockholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, no assurance can be given that such an ownership change will not occur, in which case our ability to utilize our NOL Carryforwards and other tax attributes could be severely limited or effectively eliminated.

Our ability to use our NOL Carryforwards also will depend on the amount of taxable income generated in future periods. The NOL Carryforwards may expire before we can generate sufficient taxable income to use them.

The application of the acquisition method of accounting resulted in AAG and American recording a significant amount of goodwill, which is tested for impairment at least annually. In addition, AAG and American may never realize the full value of their respective intangible assets or long-lived assets, causing them to record material impairment charges.

In accordance with applicable acquisition accounting rules, AAG and American recorded goodwill on their respective consolidated balance sheets to the extent the acquisition purchase price of US Airways Group and US Airways, respectively, exceeded the net fair value of the tangible and intangible assets and liabilities as of the applicable acquisition date. Goodwill is not amortized, but is tested for impairment at least annually. Also, in accordance with applicable accounting standards, AAG and American will be required to test their respective indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. In addition, AAG and American are required to test certain of their other long-lived assets for impairment if conditions indicate that an impairment may have occurred.

Future impairment of goodwill or other long-lived assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. Factors which could result in an impairment could include, but are not limited to: (i) reduced passenger demand as a result of domestic or global economic conditions; (ii) higher prices for jet fuel; (iii) lower fares or passenger yields as a result of increased competition or lower demand; (iv) a significant increase in future capital expenditure commitments; and (v) significant disruptions to our operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by employees, or further industry regulation. There can be no assurance that a material impairment charge of goodwill or tangible or intangible assets will be avoided. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines. An impairment charge could have a material adverse effect on our business, results of operations and financial condition.

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

Since July 2014, as part of our capital deployment program, our Board of Directors has approved several share repurchase programs aggregating $7.0 billion of authority of which, as of December 31, 2015, $2.4 billion remained unused under repurchase programs which are to be completed no later than December 31, 2016. Share repurchases under the repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The repurchase program may be limited, suspended or discontinued at any time without prior notice.

Although our Board of Directors commenced declaring quarterly cash dividends in July 2014 as part of our capital deployment program, any future dividends that may be declared and paid from time to time under our capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our capital deployment program does not obligate us to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will be able to pay dividends in the future.

In addition, repurchases of AAG Common Stock pursuant to our share repurchase program and any future dividends could affect our stock price and increase its volatility. The existence of a share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program and any future dividends will diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Further, our share repurchase program may fluctuate such that our cash flow may be insufficient to fully cover our share repurchases. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchased shares of stock and short-term stock price fluctuations could reduce the program’s effectiveness.

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

•

the Merger was accounted for using the acquisition method of accounting with AAG as the acquiring entity, resulting in an adjustment to the carrying values of the assets and liabilities of US Airways Group compared to its historical carrying values; and

•

during the course of our Chapter 11 Cases and in connection with our emergence from Chapter 11 and the effectiveness of the Plan, we recorded material expenses, charges, costs and other accounting entries related to our restructuring process, many of which generally had not been incurred in the past and are not expected to be incurred in the future.

Due to these and other factors largely related to the Merger and the Plan, investors are cautioned as to the limitations of our historical financial statements and urged to review carefully Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

The Company had no unresolved Securities and Exchange Commission staff comments at December 31, 2015.

ITEM 2.  PROPERTIES

Flight Equipment and Fleet Renewal

As of December 31, 2015, American operated a mainline fleet of 946 aircraft. In 2015, we continued our extensive fleet renewal program, which has provided us with the youngest and most modern fleet of the U.S. network airlines. During 2015, American took delivery of 75 new mainline aircraft and retired 112 aircraft. We are supported by our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle under capacity purchase agreements. As of December 31, 2015, American Eagle operated 587 regional aircraft. During 2015, American increased its regional fleet by 52 regional aircraft. We removed and placed in temporary storage 20 Embraer ERJ 140 aircraft and retired 11 other regional aircraft.

•	We continue retiring MD-80 aircraft from service, which are being replaced by next generation, more fuel efficient Boeing 737- 800 and Airbus 320 family aircraft.

•

In 2015, we introduced the Boeing 787 Dreamliner to our fleet. As of December 31, 2015, we had received 13 of these aircraft out of our order of 42 aircraft. The Boeing 787 aircraft is also more fuel efficient than similarly sized prior generation aircraft.

•	Beginning in 2012, American introduced Boeing 777-300ERs to its fleet. At the end of the year, we had received 18 of these aircraft and have 2 aircraft remaining to be delivered in 2016.

•

We expect to begin to receive the Boeing 737 MAX and Airbus A320neo family aircraft in 2017 and 2019, respectively, each of which will be powered by next generation engine technology and will provide significant fuel efficiency gains.

•	We are the North America launch customer for Airbus A350 aircraft and expect to receive 22 of these aircraft beginning in 2017.

Mainline

As of December 31, 2015, American’s mainline fleet consisted of the following aircraft:

	Average Seating Capacity	Operating Aircraft					Non- Operating Aircraft (2)
		Owned (1)	Capital Leased	Operating Leased	Total	Average Age (Years)
Airbus A319	125	19	—	106	125	12	—
Airbus A320	150	10	—	45	55	15	4
Airbus A321	177	128	—	46	174	5	—
Airbus A330-200	258	15	—	—	15	4	—
Airbus A330-300	291	4	—	5	9	15	—
Boeing 737-800	159	103	19	142	264	7	—
Boeing 757-200	181	46	—	18	64	19	43
Boeing 767-300ER	213	39	—	6	45	21	10
Boeing 777-200ER	249	44	3	—	47	15	—
Boeing 777-300ER	310	16	—	2	18	2	—
Boeing 787-800	226	13	—	—	13	1	—
Embraer 190	99	20	—	—	20	8	—
McDonnell Douglas MD-80	140	59	11	27	97	23	53

Total		516	33	397	946	11	110

(1)	As of December 31, 2015, 370 owned aircraft are pledged as collateral for various secured financing agreements.

(2)	As of December 31, 2015, the majority of all non-operating aircraft are owned.

Regional

As of December 31, 2015, the fleet of our wholly-owned regional subsidiaries consisted of the following aircraft:

	Average Seating Capacity	Operating Aircraft					Non- Operating Aircraft (3)
		Owned (1)	Operating Leased	Total	Average Age (Years)	In Temporary Storage (2)
Bombardier CRJ 200	50	12	23	35	12	—	—
Bombardier CRJ 700	65	54	7	61	10	—	—
Bombardier CRJ 900	76	36	—	36	1	—	—
De Havilland Dash 8-100	37	26	—	26	26	—	1
De Havilland Dash 8-300	50	—	11	11	24	—	—
Embraer ERJ 175	76	24	—	24	1	—	—
Embraer ERJ 140	44	14	—	14	13	45	—
Embraer ERJ 145	50	118	—	118	14	—	—
Saab 340B	34	—	—	—	—	—	29

Total		284	41	325	12	45	30

(1)	As of December 31, 2015, 207 owned aircraft are pledged as collateral for various secured financing agreements.

(2)	Aircraft in temporary storage are excluded in the count of operating aircraft.

(3)	As of December 31, 2015, all non-operating aircraft are owned.

Aircraft Purchase Commitments and Lease Expirations

Our committed mainline and regional aircraft orders and contractual lease expirations, for the capital and operating leased flight equipment included in the tables above, as of December 31, 2015, are presented in the table below.

	2016	2017	2018	2019	2020	2021 and Thereafter
Firm orders (1)	97	72	35	51	47	90
Contractual mainline lease expirations	12	33	23	31	19	312
Contractual wholly-owned regional subsidiaries lease expirations	—	3	3	10	15	10

(1)

Includes orders for regional jets as follows: 42 in 2016 and 12 in 2017. These aircraft may be operated by wholly-owned regional subsidiaries or leased to third-party regional carriers, which would operate the aircraft under capacity purchase arrangements.

We have agreements for 49 spare engines to be delivered in 2016 and beyond.

See Note 15 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 13 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on aircraft acquisition commitments, payments and options.

Third-Party Regional Carriers

As of December 31, 2015, aircraft contractually obligated to American with third-party regional carriers included:

Carrier	Number of Aircraft
Air Wisconsin Airlines Corporation	70	Regional jets
ExpressJet Airlines, Inc.	11	Regional jets
Mesa Airlines, Inc.	64	Regional jets
Republic Airline Inc.	105	Regional jets
SkyWest Airlines, Inc.	12	Regional jets

	262

See Note 15 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 13 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on our capacity purchase agreements with third-party regional carriers.

Other Information

For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Note 5 and Note 15 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 5 and Note 13 to American’s Consolidated Financial Statements in Part II, Item 8B.

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

We own our corporate headquarters buildings in Fort Worth, Texas. We lease, or have built as leasehold improvements on leased property, most of our airport and terminal facilities in the U.S. and abroad, our training facilities in Fort Worth, Texas, our principal overhaul and maintenance base in Tulsa, Oklahoma, our regional reservation offices, and local ticket and administration offices throughout the U.S. and abroad. In September 2015, we completed construction on a new state-of-the-art Integrated Operations Control Center in Fort Worth, Texas, which serves as the new operations control facility for the combined airline. In October 2015, we announced plans to build a new headquarters campus in Fort Worth, Texas, with construction presently expected to be completed in late 2018.

For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Note 5 and Note 15 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 5 and Note 13 to American’s Consolidated Financial Statements in Part II, Item 8B.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of December 31, 2015, there were approximately 25.3 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR stockholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employment benefits (OPEB) are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American’s motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees’ benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. Our financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding. Separately, both the APFA and TWU have filed grievances asserting that American was “successful” in its Chapter 11 with respect to matters related to OPEB and, accordingly, by operation of the underlying collective bargaining agreements, American’s prior contributions to certain OPEB prefunding trusts attributable to active employees should be returned to those active employees. These amounts aggregate approximately $212 million. We have denied both grievances and intend to defend these matters vigorously.

DOJ Antitrust Civil Investigative Demand. In June 2015, we received a Civil Investigative Demand (CID) from the DOJ as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from us, and other airlines have announced that they have received similar requests. We are cooperating fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, we, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were the subject of multiple motions to consolidate them in a single forum, and they have now been consolidated in the Federal District Court for the District of Columbia. Both the DOJ investigation and these lawsuits are in their very early stages and we intend to defend the lawsuits vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015 and plaintiffs’ request for further relief from the JPML was denied on February 4, 2016. Accordingly, the parties will continue to litigate the matter in Bankruptcy Court. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

DOJ Civil Investigative Demand Related to the United States Postal Service. In April 2015, the DOJ informed us of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air. In October 2015, we received a CID from DOJ seeking certain information relating to these contracts. The DOJ has indicated it is investigating potential violations of the False Claims Act. We are cooperating fully with the DOJ investigation.

General. In addition to the specifically identified legal proceedings, we and our subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although we will vigorously defend ourselves in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain but could be material. See Part I, Item 1A. Risk Factors – “We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity.”

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

As of February 19, 2016, the closing price of AAG Common Stock on NASDAQ was $39.76. As of February 19, 2016, there were 11,546 holders of record of AAG Common Stock.

Information on securities authorized for issuance under our equity compensation plans will be set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders of American Airlines Group Inc. (the Proxy Statement) under the caption “Equity Compensation Plan Information” and is incorporated by reference into this Annual Report on Form 10-K.

Market Prices of Common Stock

The following table sets forth, for the periods indicated, the high and low sale prices of AAG Common Stock on NASDAQ:

Year Ended December 31	Period	High	Low
2015	Fourth Quarter	$47.09	$37.42
	Third Quarter	44.59	34.10
	Second Quarter	53.47	38.45
	First Quarter	56.20	45.95
2014	Fourth Quarter	$54.64	$28.10
	Third Quarter	44.00	34.34
	Second Quarter	44.88	31.86
	First Quarter	39.88	25.06

Cash Dividends Paid

Our Board of Directors declared the following cash dividends:

Year Ended December 31	Period	Per share	For stockholders of record as of	Payable on
2015	Fourth Quarter	$0.10	November 5, 2015	November 19, 2015
	Third Quarter	0.10	August 10, 2015	August 24, 2015
	Second Quarter	0.10	May 4, 2015	May 18, 2015
	First Quarter	0.10	February 9, 2015	February 23, 2015
2014	Fourth Quarter	$0.10	November 3, 2014	November 17, 2014
	Third Quarter	0.10	August 4, 2014	August 18, 2014

In January 2016, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on February 10, 2016, and payable on February 24, 2016.

The total cash payment for dividends during the years ended December 31, 2015 and 2014 was $278 million and $144 million, respectively. Any future dividends that may be declared and paid from time to time under our capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our capital deployment program does not obligate us to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

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

The following stock performance graph compares our cumulative total stockholder return on an annual basis on our common stock with the cumulative total return on the Standard and Poor’s 500 Stock Index and the AMEX Airline Index from December 9, 2013 (the first trading day of AAG Common Stock) through December 31, 2015. The comparison assumes $100 was invested on December 9, 2013 in AAG Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/9/2013	12/31/2013	12/31/2014	12/31/2015
American Airlines Group Inc.	$100	$103	$219	$175
Amex Airline Index	100	102	152	127
S&P 500	100	102	114	113

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Since July 2014, our Board of Directors has approved several share repurchase programs aggregating $7.0 billion of authority of which, as of December 31, 2015, $2.4 billion remained unused under repurchase programs which are to be completed no later than December 31, 2016. Share repurchases under the repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

During the year ended December 31, 2015, we repurchased 85.1 million shares of AAG Common Stock for $3.6 billion at a weighted average cost per share of $42.09. During the year ended December 31, 2014, we repurchased 23.4 million shares of AAG Common Stock for $1.0 billion at a weighted average cost per share of $42.72. Since the inception of the share repurchase programs in July 2014, we have repurchased 108.5 million shares of AAG Common Stock for $4.6 billion at a weighted average cost per share of $42.23.

Separate from our share repurchase programs, during 2015, we also withheld approximately 7.0 million shares of AAG Common Stock and paid approximately $306 million in satisfaction of certain tax withholding obligations associated with employee equity awards.

The following table displays information with respect to our purchases of shares of AAG Common Stock during the three months ended December 31, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
October 2015	12,965,702	$41.54	12,965,702	$2,961
November 2015	5,623,408	$43.10	5,623,408	$2,718
December 2015	7,002,827	$43.07	7,002,827	$2,417

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data of AAG

The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 are derived from AAG’s audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 are derived from AAG’s audited consolidated financial statements not included in this report. The selected consolidated financial data should be read in conjunction with AAG’s consolidated financial statements for the respective periods, the related notes and the related reports of KPMG LLP for 2015 and 2014 and Ernst & Young LLP for 2011 to 2013, both independent registered public accounting firms. On December 9, 2013, a subsidiary of AMR Corporation merged with and into US Airways Group, which survived as a wholly-owned subsidiary of AAG. On December 30, 2015, in order to simplify AAG’s internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, AAG caused US Airways Group to be merged with and into AAG, with AAG as the surviving corporation, and, immediately thereafter, US Airways, a subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. AAG’s consolidated financial data provided in the tables below include the results of US Airways Group beginning on December 9, 2013, the effective date of the Merger.

Pursuant to the Plan and the Merger Agreement, holders of AMR common stock formerly traded under the symbol “AAMRQ” received shares of AAG Common Stock principally over the 120-day distribution period following the Effective Date. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), the 2013, 2012 and 2011 weighted average shares and earnings (loss) per share calculations have been adjusted to retrospectively reflect these distributions, which were each made at the rate of approximately 0.7441 shares of AAG Common Stock per share of AAMRQ. Former holders of AMR common stock as of the Effective Date may in the future receive additional distributions of AAG Common Stock dependent upon the ultimate distribution of shares of AAG Common Stock to holders of disputed claims. Thus, the shares and related earnings per share calculations prior to the Effective Date may change in the future to reflect additional retrospective adjustments for future AAG Common Stock distributions to former holders of AMR common stock.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except share and per share data)
Consolidated Statements of Operations data:
Total operating revenues	$40,990	$42,650	$26,743	$24,855	$23,979
Total operating expenses	34,786	38,401	25,344	24,707	25,016

Operating income (loss)	$6,204	$4,249	$1,399	$148	$(1,037)
Reorganization items, net (1)	$—	$—	$(2,655)	$(2,208)	$(118)
Net income (loss)	$7,610	$2,882	$(1,834)	$(1,876)	$(1,979)
Earnings (loss) per common share:
Basic	$11.39	$4.02	$(6.54)	$(7.52)	$(7.95)
Diluted	$11.07	$3.93	$(6.54)	$(7.52)	$(7.95)
Shares used for computation (in thousands):
Basic	668,393	717,456	280,213	249,490	249,000
Diluted	687,355	734,016	280,213	249,490	249,000
Cash dividends declared per common share	$0.40	$0.20	$—	$—	$—
Consolidated Balance Sheet data (at end of period):
Total assets	$48,415	$43,225	$41,741	$23,396	$23,719
Long-term debt and capital leases, net of current maturities	18,330	16,043	15,212	7,019	6,592
Pension and postretirement benefits (2)	7,450	7,562	5,828	6,780	9,204
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	193	325	5,928	—	—
Liabilities subject to compromise	—	—	—	6,606	4,843
Stockholders’ equity (deficit)	5,635	2,021	(2,731)	(7,987)	(7,111)
Consolidated Statements of Operations data excluding special items (3) (Unaudited):
Operating income (loss) excluding special items	$7,284	$5,073	$1,935	$535	$(238)
Net income (loss) excluding special items	6,269	4,184	1,244	(130)	(1,062)

(1)

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that were realized or incurred as a direct result of the Chapter 11 Cases. See Note 2 in Part II, Item 8A to AAG’s Consolidated Financial Statements for further information on reorganization items.

(2)

Substantially all defined benefit pension plans were frozen effective November 1, 2012. Further, we significantly modified our retiree medical plans in 2012 resulting in the recognition of a negative plan amendment. See Note 13 in Part II, Item 8A to AAG’s Consolidated Financial Statements for further information on retirement benefits, including the financial impact of these plan changes.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions)
Operating income (loss) – GAAP	$6,204	$4,249	$1,399	$148	$(1,037)
Operating special items, net (1)	1,080	824	536	387	799

Operating income (loss) excluding special items	$7,284	$5,073	$1,935	$535	$(238)
Net income (loss) – GAAP	$7,610	$2,882	$(1,834)	$(1,876)	$(1,979)
Operating special items, net (1)	1,080	824	536	387	799
Nonoperating special items, net (2)	594	132	211	(280)	—
Reorganization items, net (3)	—	—	2,655	2,208	118
Income tax special items (4)	(3,015)	346	(324)	(569)	—

Net income (loss) excluding special items	$6,269	$4,184	$1,244	$(130)	$(1,062)

(1)	Includes the following operating special items, net:

•

In 2015, special items principally included $1.1 billion of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training.

•

In 2014, special items principally included $818 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, we recorded a net charge of $81 million for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations and an $81 million charge to revise prior estimates of certain aircraft residual values and other spare parts asset impairments. These charges were offset in part by a $309 million gain on the sale of slots at DCA.

•

In 2013, special items included $449 million of merger related expenses related to the alignment of labor union contracts, professional fees, severance, share-based compensation and fees for US Airways to exit the Star Alliance and its codeshare agreement with United Airlines. In addition, we recorded a $107 million charge related to American’s pilot long-term disability obligation, a $45 million charge for workers’ compensation claims and a $33 million aircraft impairment charge. These charges were offset in part by a $67 million gain on the sale of slots at LGA and a $31 million special credit related to a change in accounting method resulting from the modification of our AAdvantage miles agreement with Citibank.

•

In 2012, special items consisted of $387 million of severance and related charges and write-off of leasehold improvements on aircraft and airport facilities that were rejected in connection with the Chapter 11 Cases.

•

In 2011, special items consisted primarily of $725 million related to the impairment of certain aircraft and gates, $31 million of non-recurring non-cash charges related to certain sale-leaseback transactions and a $43 million revenue reduction as a result of a decrease in the breakage assumption related to the AAdvantage loyalty program liability.

(2)	Includes the following nonoperating special items, net:

•

In 2015, special items principally included a $592 million charge to write off all of the value of Venezuelan bolivars held by us due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

•

In 2014, special items consisted principally of $43 million for Venezuelan foreign currency losses, $56 million of early debt extinguishment costs related to the prepayment of 7.50% senior secured notes and other indebtedness and $33 million of non-cash interest accretion on bankruptcy settlement obligations.

•

In 2013, special items consisted of interest charges of $138 million primarily to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and penalty interest related to 10.5% secured notes and 7.50% senior secured notes, a $54 million charge related to the premium on tender for existing enhanced equipment trust certificate (EETC) financings and the write-off of debt issuance costs and $19 million in charges related to the repayment of existing EETC financings.

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

•

In 2015, special items totaled a net credit of $3.0 billion. In connection with the preparation of our financial statements for the fourth quarter of 2015, we determined that it was more likely than not that substantially all of our deferred tax assets, which include our NOLs, would be realized. Accordingly, we reversed $3.0 billion of the valuation allowance as of December 31, 2015, which resulted in a special $3.0 billion non-cash tax benefit recorded in the consolidated statement of operations for 2015.

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

Selected Consolidated Financial Data of American

The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 are derived from American’s audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 are derived from American’s audited consolidated financial statements not included in this report. On December 30, 2015, US Airways merged with and into American, with American as the surviving corporation. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and is reflected in American’s consolidated financial statements as though the transaction had occurred on December 9, 2013, when a subsidiary of AMR merged with and into US Airways Group, which represents the earliest date that American and US Airways were under common control. Thus, the full years of 2015 and 2014 and the period from December 9, 2013 to December 31, 2013 are comprised of the financial data of American and US Airways. The periods prior to December 9, 2013 are comprised of the financial data of American only. The selected consolidated financial data should be read in conjunction with American’s consolidated financial statements for the respective periods, the related notes and the related reports of KPMG LLP for 2015 and 2014 and Ernst & Young LLP for 2011 to 2013, both independent registered public accounting firms.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions)
Consolidated Statements of Operations data (1):
Total operating revenues	$41,084	$42,763	$26,701	$24,825	$23,957
Total operating expenses	34,895	38,497	25,341	24,743	25,111

Operating income (loss)	$6,189	$4,266	$1,360	$82	$(1,154)
Reorganization items, net (2)	$—	$—	$(2,640)	$(2,179)	$(116)
Net income (loss)	$8,120	$2,948	$(1,717)	$(1,926)	$(1,965)
Consolidated Balance Sheet data (at end of period):
Total assets	$50,438	$42,786	$41,699	$23,150	$23,460
Long-term debt and capital leases, net of current maturities	16,592	14,804	14,718	7,046	6,619
Pension and postretirement benefits (3)	7,410	7,522	5,802	6,780	9,204
Bankruptcy settlement obligations	193	325	5,424	—	—
Liabilities subject to compromise	—	—	—	5,694	3,952
Stockholder’s equity (deficit)	9,698	1,406	(4,398)	(9,962)	(9,037)

(1)	Includes the following special items:

•

In 2015, total special items were a net credit of $1.8 billion and consisted principally of a net special $3.5 billion non-cash tax benefit. In connection with the preparation of American’s financial statements for the fourth quarter of 2015, management determined that it was more likely than not that substantially all of its deferred tax assets, which include its NOLs, would be realized. Accordingly, American reversed $3.5 billion of the valuation allowance as of December 31, 2015, which resulted in a special $3.5 billion non-cash tax benefit recorded in the consolidated statement of operations for 2015. These credits were offset in part by $1.1 billion of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, American recorded a nonoperating charge of $592 million to write off all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

•

In 2014, total special items were $1.3 billion and consisted principally of $808 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training, a $328 million non-cash tax charge relating to the sale of American’s portfolio of fuel hedging contracts, an $81 million charge to revise prior estimates of certain aircraft residual values and other spare parts asset impairments and $60 million for bankruptcy related items. These charges were offset in part by a $309 million gain on the sale of slots at DCA.

•

In 2013, total special items were $325 million, excluding reorganization items, net and consisted of a $214 million non-cash tax charge due to additional valuation allowance required to reduce deferred tax assets, $443 million of merger related expenses related to the alignment of labor union contracts, professional fees, severance and share-based compensation, a $107 million charge related to American’s pilot long-term disability obligation, a $54 million charge related to the premium on tender for existing EETC financings and the write-off of debt issuance costs, $48 million of interest charges primarily to recognize post-petition interest expense on unsecured obligations pursuant to the Plan, a $43 million charge for workers’ compensation claims, a $33 million aircraft impairment charge and $19 million in charges related to the repayment of existing EETC financings. These charges were offset in part by a $538 million non-cash income tax benefit resulting from gains recorded in OCI, a $67 million gain on the sale of slots at LGA and a $31 million special credit related to a change in accounting method resulting from the modification of American’s AAdvantage miles agreement with Citibank.

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

•

In 2011, total special items were $799 million, excluding reorganization items, net and consisted primarily of $725 million related to the impairment of certain aircraft and gates, $31 million of non-recurring non-cash charges related to certain sale-leaseback transactions and a $43 million revenue reduction as a result of a decrease in the breakage assumption related to the AAdvantage loyalty program liability.

(2)

Reorganization items, net refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. See Note 2 in Part II, Item 8B to American’s Consolidated Financial Statements for further information on reorganization items.

(3)

Substantially all defined benefit pension plans were frozen effective November 1, 2012. Further, American significantly modified its retiree medical plans in 2012 resulting in the recognition of a negative plan amendment. See Note 11 to American’s Consolidated Financial Statements in Part II, Item 8B for further information on retirement benefits, including the financial impact of these plan changes.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Airlines Group

American Airlines and American Eagle offer an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries. American has hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. American is a founding member of the oneworld alliance, whose members and members-elect serve nearly 1,000 destinations with 14,250 daily flights to 150 countries. In 2015, approximately 201 million passengers boarded our mainline and regional flights. As of December 31, 2015, we operated 946 mainline aircraft and were supported by our regional airline subsidiaries and third-party regional carriers, which operated an additional 587 regional aircraft.

As previously discussed, our Merger was consummated on December 9, 2013. Since the Merger, we have made significant progress towards completing our integration. During 2015, we achieved the following:

•	Adopted a single reservations system, which when completed, resulted in no operational or customer disruption

•	Reached ratified contracts with industry-leading pay rates for pilots, flight attendants and customer service and reservation agents

•	Received a single operating certificate from the Federal Aviation Administration, allowing American to be regulated as one airline

•	Merged loyalty programs by moving US Airways Dividend Miles members into AAdvantage

•	Opened the new state-of-the-art Robert W. Baker Integrated Operations Center in Fort Worth

•	Optimized the airline’s flight schedules at Chicago O’Hare International Airport and Dallas/Fort Worth International Airport

•

Substantially completed the co-location of our airport operations and consolidated all mainline operations at Dallas/Fort Worth International Airport into three terminals, gaining efficiencies in gate use and line maintenance

•

Announced plans to masterplan our Fort Worth campus and build a new corporate headquarters building to begin the process of modernizing our facilities and co-locate our headquarters staff with our training functions and integrated operations support teams

Year in Review

The U.S. Airline Industry

In 2015, the U.S. airline industry benefited significantly from lower fuel prices. However, this benefit was offset in part by a decline in revenues driven by reduced yields.

Jet fuel prices closely follow the price of Brent crude oil. Oil prices declined significantly throughout 2015, and in December, the price of Brent crude oil fell below $40 a barrel for the first time since 2009. On average, the price of Brent crude oil per barrel was approximately 47% lower in 2015 as compared to 2014. The average daily spot price for Brent crude oil during 2015 was $52 per barrel as compared to an average daily spot price of $99 per barrel during 2014. On a daily basis, Brent crude oil prices fluctuated during 2015 between a high of $66 per barrel to a low of $35 per barrel, and closed the year on December 31, 2015 at $37 per barrel.

With respect to revenue, in its most recent data available through the third quarter of 2015, Airlines for America, the trade association for U.S. airlines, reported U.S. industry passenger revenues and yields declined as compared to 2014. Additionally, domestic markets outperformed international markets (Atlantic, Pacific and Latin America) in both yield and overall revenue performance.

While jet fuel prices have declined year-over-year as described above, uncertainty exists regarding the economic conditions driving these declines. See Part I, Item 1A. Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

American Airlines Group

Driven by substantially lower fuel costs, we realized operating income of $6.2 billion and net income of $7.6 billion in 2015. This compares to operating income of $4.2 billion and net income of $2.9 billion in 2014. As a result of not hedging our fuel consumption, we fully benefited from the decline in fuel prices.

Excluding the effects of net special charges (credits), we recognized operating income of $7.3 billion and net income of $6.3 billion in 2015 as compared to operating income of $5.1 billion and net income of $4.2 billion in 2014. This represents improvements of 44% and 50%, respectively, in operating income and net income in 2015.

	Year Ended December 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline and regional passenger revenues	$35,512	$37,124	(4.3)
Total operating revenues	$40,990	$42,650	(3.9)
Mainline and regional aircraft fuel and related taxes	$7,456	$12,601	(40.8)
Total operating expenses	$34,786	$38,401	(9.4)
Operating income	$6,204	$4,249	46.0
Net income	$7,610	$2,882	nm

Special items: (1)
Operating special charges, net	$1,080	$824
Nonoperating special charges, net	594	132
Income tax special charges (credits), net	(3,015)	346

Total net special charges (credits)	$(1,341)	$1,302

(1)

AAG’s 2015 results were impacted by a net special credit of $1.3 billion, consisting principally of a $3.0 billion non-cash tax benefit related to the reversal of the Company’s valuation allowance for its deferred tax assets. This credit was offset in part by $1.1 billion of operating special charges, consisting principally of merger integration expenses and a $592 million charge related to a write off of the value of Venezuelan bolivars held. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations” of this report for more information on net special items.

Revenue

In 2015, we reported operating revenues of $41.0 billion. Mainline and regional passenger revenues were $35.5 billion, a decrease of $1.6 billion, or 4.3%, as compared to 2014. The decline in revenues was driven by a 6.5% decrease in yield due to competitive growth in certain domestic markets, including Dallas/Fort Worth and international weakness resulting from foreign currency devaluation relative to the U.S. dollar, lower fuel surcharges, and continued economic softness in Latin America, particularly in Brazil and Venezuela. Our mainline and regional passenger revenue per available seat mile (PRASM) was 13.21 cents in 2015, a 5.4% decrease, as compared to 13.97 cents in 2014.

Fuel

Mainline and regional fuel expense totaled $7.5 billion in 2015, which was $5.1 billion, or 40.8%, lower as compared to 2014. This decrease was driven by a 40.7% decrease in the average price per gallon of fuel to $1.72 in 2015 from $2.91 in 2014.

As of December 31, 2015, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Cost Control

We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our 2015 mainline cost per available seat mile (CASM) excluding special items and fuel was 8.99 cents, an increase of 4.2% as compared to 2014. The increase was primarily due to higher salaries, wages and benefits driven by new merger related labor contracts with industry-leading pay rates. See below for the “Reconciliation of GAAP Financial Information to Non-GAAP Financial Information.”

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. The table below summarizes the operating statistics we reported to the DOT for our mainline operations for the years ended December 31, 2015 and 2014. We are working to improve these metrics by making investments in our operations, which include the hiring of additional maintenance personnel to reduce the time aircraft are out of service. We are also making capital investments in new baggage handling technology.

	December 31,		Better (Worse)
	2015	2014
On-time performance (a)	80.1	77.9	2.2	pts
Completion factor (b)	98.4	98.4	—	pts
Mishandled baggage (c)	3.97	3.77	(5.3)%
Customer complaints (d)	3.22	2.12	(51.9)%

(a)	Percentage of reported flight operations arriving less than 15 minutes after the scheduled arrival time.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

Liquidity Position

As of December 31, 2015, AAG’s total cash, short-term investments and restricted cash and short-term investments were $6.9 billion, of which $695 million was restricted. We also had $2.4 billion of undrawn revolving line of credit facilities.

	December 31,
	2015	2014
	(In millions)
Cash and short-term investments (1)	$6,254	$7,303
Restricted cash and short-term investments (2)	695	774

Total cash, short-term investments and restricted cash and short-term investments	$6,949	$8,077

(1)

In the fourth quarter of 2015, we recognized a $592 million special charge to write off all of the value of Venezuelan bolivars held by us, due to continued lack of repatriations and deterioration of economic conditions in Venezuela. During 2014, we significantly reduced capacity in the Venezuelan market and we no longer accept bolivars as payment for airline tickets.

(2)	Restricted cash and short-term investments primarily include cash collateral to secure workers’ compensation obligations.

In 2015, we utilized cash generated from operations to invest in our airline. We continued our fleet renewal program by investing more than $5.3 billion in new aircraft, which has provided us with the youngest and most modern fleet of the U.S. network airlines. In 2015, we took delivery of 75 new mainline aircraft while retiring 112 aircraft. We also added 52 regional aircraft to our fleet and removed 31 regional aircraft.

In 2015, we returned $3.9 billion to our shareholders through the payment of $278 million in quarterly dividends and the repurchase of $3.6 billion of common stock, or 85.1 million shares. In addition, in 2015 we elected to pay approximately $306 million in satisfaction of certain tax withholding obligations associated with equity awards, further reducing the share count by 7.0 million.

These cash outflows were offset in part by proceeds from financing transactions, principally aircraft related. We ended the year with $8.7 billion in available liquidity (including available lines of credit). We believe it is important to retain liquidity levels above our network peers as we expect capital expenditures of approximately $4.5 billion in each of 2016 and 2017 as we continue our fleet renewal program. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Commitments” for further discussion of 2015 financing transactions and our contractual commitments.

2016 Outlook

We have taken significant actions to restore our competitiveness and to complete our integration. Although it is difficult to predict the price of oil or the strength of the economy, we believe that our 2015 financial results are evidence of the substantial progress we have made and can continue to build on.

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

	Year Ended December 31,
	2015	2014
	(In millions, except per ASM amounts)
Total operating expenses	$34,786	$38,401
Less: Regional expenses:
Fuel	(1,230)	(2,009)
Other	(4,753)	(4,507)

Total mainline operating expenses	28,803	31,885
Less: Special items, net	(1,051)	(800)

Mainline operating expenses, excluding special items	27,752	31,085
Less: Aircraft fuel and related taxes	(6,226)	(10,592)

Mainline operating expenses, excluding special items and fuel	$21,526	$20,493

Available Seat Miles (ASM)	239,375	237,522

(In cents)
Mainline operating expenses per ASM	12.03	13.42
Less: Special items, net per ASM	(0.44)	(0.34)

Mainline operating expenses per ASM, excluding special items	11.59	13.09
Less: Aircraft fuel and related taxes per ASM	(2.60)	(4.46)

Mainline operating expenses per ASM, excluding special items and fuel	8.99	8.63

AAG’s Results of Operations

In 2015, we realized operating income of $6.2 billion and net income of $7.6 billion. Our 2015 net income included net special operating charges of $1.1 billion and total net special credits of $1.3 billion. Excluding the effects of these special charges and credits, we realized operating income of $7.3 billion and net income of $6.3 billion.

In 2014, we realized operating income of $4.2 billion and net income of $2.9 billion. Our 2014 net income included net special operating charges of $824 million and total net special charges of $1.3 billion. Excluding the effects of these special charges, we realized operating income of $5.1 billion and net income of $4.2 billion.

We completed the Merger on December 9, 2013. Under GAAP, AAG’s results do not include the financial results of US Airways Group prior to the closing of the Merger. Accordingly, our 2014 period GAAP results are not comparable to the GAAP results for 2013 as 2013 excludes the results of US Airways Group except for the 23 day post-Merger period from December 9, 2013 to December 31, 2013.

In 2013, we realized operating income of $1.4 billion and net loss of $1.8 billion. Our 2013 net income included net special operating charges of $536 million and total net special charges of $3.1 billion. Excluding the effects of these special charges, we realized operating income of $1.9 billion and net income of $1.2 billion.

The components of total net special charges (credits) in our accompanying consolidated statements of operations are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Other revenue special item, net (1)	$—	$—	$(31)
Mainline operating special items, net (2)	1,051	800	559
Regional operating special items, net (3)	29	24	8
Nonoperating special items, net (4)	594	132	211
Reorganization items, net (5)	—	—	2,655
Income tax special items, net (6)	(3,015)	346	(324)

Total	$(1,341)	$1,302	$3,078

(1)

In 2013, other revenue special item, net included a credit to other revenues related to a change in accounting method resulting from the modification of American’s AAdvantage miles agreement with Citibank.

(2)

In 2015, mainline operating special items, net principally included $1.0 billion of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training.

In 2014, mainline operating special items, net principally included $810 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, we recorded a net charge of $81 million for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations and an $81 million charge to revise prior estimates of certain aircraft residual values and other spare parts asset impairments. These charges were offset in part by a $309 million gain on the sale of slots at DCA.

In 2013, mainline operating special items, net included $443 million of merger related expenses related to the alignment of labor union contracts, professional fees, severance, share-based compensation and fees for US Airways to exit the Star Alliance and its codeshare agreement with United Airlines. In addition, we recorded a $107 million charge related to American’s pilot long-term disability obligation, a $43 million charge for workers’ compensation claims and a $33 million aircraft impairment charge. These charges were offset in part by a $67 million gain on the sale of slots at LGA.

(3)	The 2015 regional operating special items, net principally related to merger integration expenses.

The 2014 regional operating special items, net consisted primarily of a $24 million charge due to a new pilot labor contract at our Envoy regional subsidiary as well as $7 million of merger integration expenses, offset in part by an $8 million gain on the sale of certain spare parts.

(4)

In 2015, nonoperating special items, net principally included a $592 million charge to write off all of the value of Venezuelan bolivars held by us due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

In 2014, nonoperating special items, net principally included a $43 million charge for Venezuelan foreign currency losses, $56 million of early debt extinguishment costs primarily related to the prepayment of 7.50% senior secured notes and other indebtedness and $33 million of non-cash interest accretion on bankruptcy settlement obligations.

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

(5)

In 2013, we recognized reorganization expenses as a result of the filing of voluntary petitions for relief under Chapter 11. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(6)

In 2015, income tax special items totaled a net credit of $3.0 billion. In connection with the preparation of our financial statements for the fourth quarter of 2015, we determined that it was more likely than not that substantially all of our deferred tax assets, which include our NOLs, would be realized. Accordingly, we reversed $3.0 billion of the valuation allowance as of December 31, 2015, which resulted in a special $3.0 billion non-cash tax benefit recorded in the consolidated statement of operations for 2015.

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

In 2013, income tax special items, net included a $538 million non-cash income tax benefit from continuing operations. We are required to consider all items (including items recorded in OCI) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, we recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on OCI. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on OCI is recorded directly to accumulated other comprehensive income (loss), which is a component of stockholders’ equity. Because the income tax expense on OCI is equal to the income tax benefit from continuing operations, our year-end net deferred tax position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount we believed was more likely than not to be realized.

Income Taxes

At December 31, 2015, we had approximately $8.0 billion of gross NOL Carryforwards to reduce future federal taxable income, substantially all of which are expected to be available for use in 2016. The federal NOL Carryforwards will expire beginning in 2023 if unused. These NOL Carryforwards include an unrealized tax benefit of $1.2 billion related to share-based compensation that will be recorded in equity when realized. We also had approximately $4.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2015, which will expire in years 2016 through 2034 if unused. Our ability to deduct our NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. We experienced an ownership change in connection with our emergence from the Chapter 11 Cases, and US Airways Group experienced an ownership change in connection with the Merger. As a result of the Merger, US Airways Group is now included in the AAG consolidated federal and state income tax returns. The general limitation rules of Section 382 for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $6.6 billion of unlimited NOL remaining at December 31, 2015) of our federal NOL Carryforwards to be utilized without regard to the Section 382 annual limitation rules unless a second ownership change occurred on or before December 9, 2015. No second ownership change occurred within that period. Substantially all of our remaining federal NOL Carryforwards (attributable to US Airways Group) are subject to limitation under Section 382; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes. Our ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs.

At December 31, 2015, we had an Alternative Minimum Tax (AMT) credit carryforward of approximately $341 million available for federal income tax purposes, which is available for an indefinite period.

In connection with the preparation of our financial statements for the fourth quarter of 2015, we determined that it was more likely than not that substantially all of our deferred tax assets, which include our NOLs, would be realized. Accordingly, we reversed $3.0 billion of the valuation allowance as of December 31, 2015, which resulted in a special $3.0 billion non-cash tax benefit recorded in the consolidated statement of operations for 2015.

Beginning in 2016, we expect to record income tax expense with an effective rate of approximately 38%, which will be substantially non-cash as we utilize the NOLs described above to offset cash income taxes due.

For the year ended December 31, 2014, we recorded a $330 million tax provision, which included $346 million of special tax charges as described above.

For the year ended December 31, 2013, we recorded a $346 million tax benefit, which included $324 million of net special tax benefits as described above.

Operating Statistics

The table below sets forth selected mainline and regional operating data for the years ended December 31, 2015 and 2014. Operating statistics for the year ended December 31, 2013 have not been included because they would not be comparable to the years ended December 31, 2015 or 2014 due to US Airways Group results only being included for 23 days ended December 31, 2013.

	Year Ended December 31,		Increase (Decrease) 2015-2014

	2015	2014
Mainline
Revenue passenger miles (millions) (a)	199,467	195,651	2.0%
Available seat miles (millions) (b)	239,375	237,522	0.8%
Passenger load factor (percent) (c)	83.3	82.4	0.9	pts
Yield (cents) (d)	14.56	15.74	(7.5)%
Passenger revenue per available seat mile (cents) (e)	12.13	12.97	(6.5)%
Operating cost per available seat mile (cents) (f)	12.03	13.42	(10.4)%
Passenger enplanements (thousands) (g)	146,814	145,574	0.9%
Departures (thousands)	1,114	1,144	(2.6)%
Aircraft at end of period	946	983	(3.8)%
Block hours (thousands) (h)	3,494	3,514	(0.6)%
Average stage length (miles) (i)	1,226	1,205	1.7%
Fuel consumption (gallons in millions)	3,611	3,644	(0.9)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.72	2.91	(40.7)%
Full-time equivalent employees at end of period	98,900	94,400	4.8%
Regional (j)
Revenue passenger miles (millions) (a)	23,543	22,219	6.0%
Available seat miles (millions) (b)	29,361	28,135	4.4%
Passenger load factor (percent) (c)	80.2	79.0	1.2	pts
Yield (cents) (d)	27.50	28.46	(3.3)%
Passenger revenue per available seat mile (cents) (e)	22.05	22.47	(1.9)%
Operating cost per available seat mile (cents) (f)	20.38	23.16	(12.0)%
Passenger enplanements (thousands) (g)	54,435	51,766	5.2%
Aircraft at end of period	587	566	3.7%
Fuel consumption (gallons in millions)	712	688	3.6%
Average aircraft fuel price including related taxes (dollars per gallon)	1.73	2.92	(40.9)%
Full-time equivalent employees at end of period (k)	19,600	18,900	3.7%
Total Mainline and Regional
Revenue passenger miles (millions) (a)	223,010	217,870	2.4%
Available seat miles (millions) (b)	268,736	265,657	1.2%
Cargo ton miles (millions) (l)	2,314	2,333	(0.8)%
Passenger load factor (percent) (c)	83.0	82.0	1.0	pts
Yield (cents) (d)	15.92	17.04	(6.5)%
Passenger revenue per available seat mile (cents) (e)	13.21	13.97	(5.4)%
Total revenue per available seat mile (cents)	15.25	16.05	(5.0)%
Cargo yield per ton mile (cents) (m)	32.84	37.50	(12.4)%
Passenger enplanements (thousands) (g)	201,249	197,340	2.0%
Aircraft at end of period	1,533	1,549	(1.0)%
Fuel consumption (gallons in millions)	4,323	4,332	(0.2)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.72	2.91	(40.7)%
Full-time equivalent employees at end of period	118,500	113,300	4.6%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.

(g)	Passenger enplanements – The number of passengers on board an aircraft, including local, connecting and through passengers.

(h)

Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length – The average of the distances flown on each segment of every route.

(j)

Regional statistics include our subsidiaries, Envoy Aviation Group Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA), and operating statistics from our capacity purchase agreements with Air Wisconsin Airlines Corporation, Chautauqua Airlines, Inc., ExpressJet Airlines, Inc., Mesa Airlines, Inc., Republic Airline Inc., SkyWest Airlines, Inc., Compass Airlines, LLC and Trans States Airlines, Inc.

(k)	Regional full-time equivalent employees only include our wholly-owned regional airline subsidiaries, Envoy, Piedmont and PSA.

(l)	Cargo ton miles – A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.

(m)	Cargo yield per ton mile – Cargo revenues divided by total mainline and regional cargo ton miles.

2015 Compared to 2014

Operating Revenues

	Year Ended December 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$29,037	$30,802	(5.7)
Regional passenger	6,475	6,322	2.4
Cargo	760	875	(13.1)
Other	4,718	4,651	1.4

Total operating revenues	$40,990	$42,650	(3.9)

Total operating revenues in 2015 decreased $1.7 billion, or 3.9%, from 2014 principally due to competitive growth and weaker international yields primarily due to foreign currency devaluation relative to the U.S. dollar. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $29.0 billion in 2015 as compared to $30.8 billion in 2014. Mainline RPMs increased 2.0% as mainline capacity, as measured by ASMs, increased 0.8%, resulting in a 0.9 point increase in load factor to 83.3%. Mainline passenger yield decreased 7.5% to 14.56 cents in 2015 from 15.74 cents in 2014. Mainline PRASM decreased 6.5% to 12.13 cents in 2015 from 12.97 cents in 2014.

•	Regional passenger revenues were $6.5 billion in 2015 as compared to $6.3 billion in 2014. Regional RPMs increased 6.0% as regional capacity, as measured by ASMs, increased 4.4%, resulting in a 1.2 point increase in load factor to 80.2%. Regional passenger yield decreased 3.3% to 27.50 cents in 2015 from 28.46 cents in 2014. Regional PRASM decreased 1.9% to 22.05 cents in 2015 from 22.47 cents in 2014.

•	Cargo revenue decreased $115 million, or 13.1%, in 2015 from 2014 driven primarily by a decrease in international freight yields.

Operating Expenses

	Year Ended December 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$6,226	$10,592	(41.2)
Salaries, wages and benefits	9,524	8,508	11.9
Maintenance, materials and repairs	1,889	2,051	(7.9)
Other rent and landing fees	1,731	1,727	0.2
Aircraft rent	1,250	1,250	—
Selling expenses	1,394	1,544	(9.8)
Depreciation and amortization	1,364	1,295	5.4
Special items, net	1,051	800	31.3
Other	4,374	4,118	6.2

Total mainline operating expenses	28,803	31,885	(9.7)
Regional expenses:
Fuel	1,230	2,009	(38.8)
Other	4,753	4,507	5.4

Total regional operating expenses	5,983	6,516	(8.2)

Total operating expenses	$34,786	$38,401	(9.4)

Total operating expenses were $34.8 billion in 2015, a decrease of $3.6 billion, or 9.4%, from 2014. The decrease in operating expenses was primarily due to substantially lower aircraft fuel costs, offset in part by higher salaries, wages and benefits driven by new merger related labor contracts. See detailed explanations below relating to changes in operating costs per ASM.

Mainline Operating Expenses per ASM

Our mainline CASM decreased 1.39 cents, or 10.4%, from 13.42 cents in 2014 to 12.03 cents in 2015 on 0.8% increase in capacity primarily due to lower fuel prices. Excluding special items and aircraft fuel and related taxes, our mainline CASM increased 0.36 cents, or 4.2%, from 8.63 cents in 2014 to 8.99 cents in 2015, primarily due to higher salaries, wages and benefits due to new merger related labor contracts.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and aircraft fuel and related taxes for the year ended December 31, 2015 and 2014:

	Year Ended December 31,		Percent Increase (Decrease)
	2015	2014
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.60	4.46	(41.7)
Salaries, wages and benefits	3.98	3.58	11.1
Maintenance, materials and repairs	0.79	0.86	(8.6)
Other rent and landing fees	0.72	0.73	(0.5)
Aircraft rent	0.52	0.53	(0.8)
Selling expenses	0.58	0.65	(10.5)
Depreciation and amortization	0.57	0.55	4.6
Special items, net	0.44	0.34	30.3
Other	1.83	1.73	5.4

Total mainline CASM	12.03	13.42	(10.4)
Special items, net	(0.44)	(0.34)	30.3
Aircraft fuel and related taxes	(2.60)	(4.46)	(41.7)

Mainline operating expenses per ASM, excluding special items and aircraft fuel and related taxes (1)	8.99	8.63	4.2

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

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 41.7% primarily due to a 40.7% decrease in the average price per gallon of fuel to $1.72 in 2015 from an average price per gallon of $2.91 in 2014.

•

Salaries, wages and benefits per ASM increased 11.1% primarily due to increased costs associated with the new, merger related pilot, flight attendant and customer service and reservation agent joint collective bargaining agreements.

•	Maintenance, materials and repairs per ASM decreased 8.6% primarily due to fewer engine overhauls in 2015, driven by our fleet renewal program.

•	Selling expenses per ASM decreased 10.5% primarily due to lower contractually negotiated rates for certain commissions and booking fees as well as lower revenues in 2015.

•

Other operating expenses per ASM increased 5.4% in 2015 as compared to 2014 primarily due to increases in crew travel and certain information technology projects, as well as enhancements to our aircraft food and catering offerings.

Regional Operating Expenses

Total regional expenses decreased $533 million, or 8.2%, in 2015 to $6.0 billion from $6.5 billion in 2014. The year-over-year decrease was primarily due to a $779 million, or 38.8%, decrease in fuel costs, offset in part by a $246 million, or 5.4%, increase in other regional operating expenses. The average price per gallon of fuel decreased 40.9% to $1.73 in 2015 from $2.92 in 2014. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements.

Nonoperating Income (Expense)

	Year Ended December 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$39	$31	26.0
Interest expense, net of capitalized interest	(880)	(887)	(0.8)
Other, net	(747)	(181)	nm

Total nonoperating expense, net	$(1,588)	$(1,037)	53.1

Our short-term investments in each period consisted of highly liquid investments that provided nominal returns.

The following table provides the components of interest expense:

	Year Ended December 31,		Increase (Decrease)
	2015	2014
	(In millions)
Special items, net	$—	$33	$(33)
Amortization of debt issuance costs and debt discounts	42	39	3
Interest expense on debt and capital lease obligations	890	876	14

Total interest expense	932	948	(16)
Less: capitalized interest	(52)	(61)	9

Total interest expense, net of capitalized interest	$880	$887	$(7)

Other nonoperating expense, net in 2015 included a net $594 million in other nonoperating special charges and $159 million of foreign currency losses. The other nonoperating special charges were primarily due to a $592 million write off of all of the value of Venezuelan bolivars held by us due to continued lack of repatriations and deterioration of economic conditions in Venezuela and $41 million in charges principally related to non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing certain of our secured term loan facilities, prepayments of certain aircraft financings and the purchase and subsequent remarketing of certain special facility revenue bonds. These charges were offset in part by a $22 million gain associated with the sale of an investment and a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar relative to other currencies during 2015, principally in Latin American and European markets, including a 34% decrease in the value of the Argentinian peso, a 30% decrease in the value of the Brazilian real, a 14% decrease in the value of the Mexican peso, a 10% decrease in the value of the Euro and a 5% decrease in the value of the British pound.

Other nonoperating expense, net in 2014 consisted of $114 million of net foreign currency losses, including a $43 million special charge for Venezuelan foreign currency losses, and $56 million in other nonoperating special charges primarily due to early debt extinguishment costs related to the prepayment of our 7.50% senior secured notes and other indebtedness. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar relative to other currencies during 2014, principally in the Latin American market, including a 48% decrease in the value of the Venezuelan bolivar and a 14% decrease in the value of the Brazilian real.

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

The following discussion of operating revenues excludes the results of the Merger in order to provide a more meaningful year-over-year comparison.

Total operating revenues in 2014 increased $1.4 billion, or 5.4%, from 2013, which was driven by strong demand for air travel. Significant changes in the components of operating revenues, excluding the results of the Merger, are as follows:

•	Mainline passenger revenues increased $751 million, or 3.8%, in 2014 from 2013 due to higher yields and ASMs, offset in part by slightly lower load factors.

•	Cargo revenues increased $41 million, or 6.1%, in 2014 from 2013 driven primarily by an increase in international freight volumes.

•	Other revenues increased $624 million, or 23.9%, in 2014 from 2013 driven primarily by higher revenues associated with our loyalty programs driven by our affinity card agreement with Citibank.

Operating Expenses

	Year Ended December 31,		$ Change	$ Change due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$10,592	$7,839	$2,753	$3,190	$(437)	(5.7)
Salaries, wages and benefits	8,508	5,460	3,048	2,653	395	7.5
Maintenance, materials and repairs	2,051	1,260	791	679	112	9.2
Other rent and landing fees	1,727	1,152	575	547	28	2.5
Aircraft rent	1,250	768	482	365	117	15.7
Selling expenses	1,544	1,158	386	424	(38)	(3.3)
Depreciation and amortization	1,295	853	442	375	67	7.9
Special items, net	800	559	241	(1)	242	86.2
Other	4,118	2,969	1,149	1,079	70	2.4

Total mainline operating expenses	$31,885	$22,018	$9,867	$9,311	$556	2.6
Regional expenses:
Fuel	2,009	1,120	889	947	(58)	(5.4)
Other	4,507	2,206	2,301	2,158	143	7.0

Total regional operating expenses	6,516	3,326	3,190	3,105	85	2.8

Total operating expenses	$38,401	$25,344	$13,057	$12,416	$641	2.6

The following discussion of operating expenses excludes the results of the Merger in order to provide a more meaningful year-over-year comparison.

Total operating expenses in 2014 increased $641 million, or 2.6%, from 2013. Significant changes in the components of mainline operating expenses, excluding the results of the Merger, are as follows:

•	Aircraft fuel and related taxes decreased $437 million, or 5.7%, in 2014 from 2013 primarily due to a decrease in the average price per gallon of fuel.

•	Salaries, wages and benefits increased $395 million, or 7.5%, in 2014 from 2013 primarily due to increased costs associated with merger related labor contracts.

•	Maintenance, materials and repairs increased $112 million, or 9.2%, in 2014 from 2013 primarily due to an increase in the rate per engine overhaul.

•	Aircraft rent increased $117 million, or 15.7%, in 2014 from 2013 primarily as a result of new leased aircraft deliveries in 2014 as we continued our fleet renewal program.

•

Depreciation and amortization increased $67 million, or 7.9%, in 2014 from 2013 primarily as a result of new purchased aircraft deliveries since the end of 2013 as we continued our fleet renewal program.

Regional Operating Expenses

Total regional expenses, excluding the results of the Merger, increased $85 million, or 2.8%, in 2014 from 2013. Other regional operating expenses increased $143 million, or 7.0%, primarily due to higher expenses associated with certain capacity purchase agreements, offset by a $58 million, or 5.4%, decrease in fuel costs as a result of a decrease in the average price per gallon of fuel.

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

The following table provides the components of interest expense:

	Year Ended December 31,		Increase (Decrease)
	2014	2013
	(In millions)
Special items (1)	$33	$182	$(149)
Amortization of debt issuance costs and debt discounts	38	33	5
Interest expense on debt and capital lease obligations (2)	568	668	(100)

Total interest expense	639	883	(244)
Less: capitalized interest	(53)	(48)	(5)

Total interest expense, net of capitalized interest	586	835	(249)
US Airways Group total interest expense, net of capitalized interest	301	21	280

Total AAG interest expense, net of capitalized interest	$887	$856	$31

The following discussion of nonoperating income and expense excludes the results of the Merger in order to provide a more meaningful year-over-year comparison.

Interest expense, net of capitalized interest decreased $249 million in 2014 from 2013 primarily due to a $149 million decrease in special charges recognized year-over-year as further described below, as well as refinancing activities that resulted in $100 million less interest expense recognized in 2014.

(1)

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

(2)

As a result of the 2013 refinancing activities and the early extinguishment of American’s 7.50% senior secured notes in 2014, we recognized $100 million less interest expense in 2014 as compared to 2013.

Other nonoperating expense, net in 2014 consisted of $114 million of net foreign currency losses, including a $43 million special charge for Venezuelan foreign currency losses, and $56 million in other nonoperating special charges primarily due to early debt extinguishment costs related to the prepayment of our 7.50% senior secured notes and other indebtedness. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar relative to other currencies during 2014, principally in the Latin American market, including a 48% decrease in the value of the Venezuelan bolivar and a 14% decrease in the value of the Brazilian real.

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

American’s Results of Operations

On December 30, 2015, in order to simplify AAG’s internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, US Airways merged with and into American, with American as the surviving corporation. As a result of the merger of US Airways and American, US Airways transferred all of its assets, liabilities and off-balance sheet commitments to American. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and was accounted for at historical cost. As a result, American’s consolidated financial statements as well as this management’s discussion and analysis of financial condition and results of operations in this Annual Report on Form 10-K (unless otherwise indicated) are presented as though the transaction had occurred on December 9, 2013, when a subsidiary of AMR merged with and into US Airways Group, which represents the earliest date that American and US Airways were under common control. Thus, the full years of 2015 and 2014 and the period from December 9, 2013 to December 31, 2013 are comprised of the financial data of American and US Airways. The periods prior to December 9, 2013 are comprised of the financial data of American only.

In 2015, American realized operating income of $6.2 billion and net income of $8.1 billion. American’s 2015 net income included net special operating charges of $1.1 billion and total net special credits of $1.8 billion. Excluding the effects of these special charges and credits, American realized operating income of $7.3 billion and net income of $6.3 billion.

In 2014, American realized operating income of $4.3 billion and net income of $2.9 billion. American’s 2014 net income included net special operating charges of $788 million and total net special charges of $1.3 billion. Excluding the effects of these special charges, American realized operating income of $5.1 billion and net income of $4.2 billion.

In 2013, American realized operating income of $1.4 billion and a net loss of $1.7 billion. American’s 2013 net loss included net special operating charges of $528 million and total net special charges of $3.0 billion. Excluding the effects of these charges, American realized operating income of $1.9 billion and net income of $1.2 billion.

The components of American’s total net special charges (credits) included in American’s accompanying consolidated statements of operations are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Other revenue special item, net (1)	$—	$—	$(31)
Mainline operating special items, net (2)	1,051	783	559
Regional operating special items, net (3)	18	5	—
Nonoperating special items, net (4)	616	128	121
Reorganization items, net (5)	—	—	2,640
Income tax special items, net (6)	(3,468)	344	(324)

Total	$(1,783)	$1,260	$2,965

(1)

In 2013, other revenue special item, net included a credit to other revenues related to a change in accounting method resulting from the modification of American’s AAdvantage miles agreement with Citibank.

(2)

In 2015, mainline operating special items, net principally included $1.0 billion of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training.

In 2014, mainline operating special items, net principally included $803 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, American recorded a net charge of $60 million for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations and an $81 million charge to revise prior estimates of certain aircraft residual values and other spare parts asset impairments. These charges were offset in part by a $309 million gain on the sale of slots at DCA.

In 2013, mainline operating special items, net principally included $443 million of merger related expenses related to the alignment of labor union contracts, professional fees, severance, share-based compensation and fees for US Airways to exit the Star Alliance and its codeshare agreement with United Airlines. In addition, American recorded a $107 million charge related to American’s pilot long-term disability obligation, a $43 million charge for workers’ compensation claims and a $33 million aircraft impairment charge. These charges were offset in part by a $67 million gain on the sale of slots at LGA.

(3)	The 2015 and 2014 regional operating special items, net principally related to merger integration expenses.

(4)

In 2015, nonoperating special items, net principally included a $592 million charge to write off all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

In 2014, nonoperating special items, net principally included a $43 million charge for Venezuelan foreign currency losses, $56 million of early debt extinguishment costs primarily related to the prepayment of 7.50% senior secured notes and other indebtedness and $29 million of non-cash interest accretion on bankruptcy settlement obligations.

In 2013, nonoperating special items, net consisted of interest charges of $48 million primarily to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and penalty interest related to 10.5% secured notes and 7.50% senior secured notes, a $54 million charge related to the premium on tender for existing EETC financings and the write-off of debt issuance costs and $19 million in charges related to the repayment of existing EETC financings.

(5)

In 2013, American recognized reorganization expenses as a result of the filing of voluntary petitions for relief under Chapter 11. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(6)

In 2015, income tax special items totaled a net credit of $3.5 billion. In connection with the preparation of American’s financial statements for the fourth quarter of 2015, management determined that it was more likely than not that substantially all of its deferred tax assets, which include its NOLs, would be realized. Accordingly, American reversed $3.5 billion of the valuation allowance as of December 31, 2015, which resulted in a special $3.5 billion non-cash tax benefit recorded in the consolidated statement of operations for 2015.

In 2014, income tax special items, net were $344 million. During 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in OCI, a subset of stockholder’s equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American’s fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated.

In 2013, income tax special items, net included a $538 million non-cash income tax benefit from continuing operations. American is required to consider all items (including items recorded in OCI) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, American recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on OCI. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on OCI is recorded directly to accumulated other comprehensive income (loss), which is a component of stockholder’s equity. Because the income tax expense on OCI is equal to the income tax benefit from continuing operations, American’s year-end net deferred tax position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount American believed was more likely than not to be realized.

Income Taxes

At December 31, 2015, American had approximately $8.8 billion of gross NOL Carryforwards to reduce future federal taxable income, substantially all of which are expected to be available for use in 2016. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $8.0 billion, substantially all of which is expected to be available for use in 2016. The federal NOL Carryforwards will expire beginning in 2023 if unused. These NOL Carryforwards include an unrealized tax benefit of $1.2 billion related to share-based compensation that will be recorded in equity when realized. American had approximately $3.7 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2015, which will expire in years 2016 through 2034 if unused. American’s ability to deduct its NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. American experienced an ownership change in connection with its emergence from the Chapter 11 Cases, and US Airways Group experienced an ownership change in connection with the Merger. As a result of the Merger, US Airways Group is now included in the AAG consolidated federal and state income tax returns. The general limitation rules of Section 382 for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. American elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.5 billion (with $7.3 billion of unlimited NOL remaining at December 31, 2015) of its federal NOL Carryforwards to be utilized without regard to the Section 382 annual limitation rules unless a second ownership change occurred on or before December 9, 2015. No second ownership change occurred within that period. Substantially all of American’s remaining federal NOL Carryforwards (attributable to US Airways Group) are subject to limitation under Section 382; however, American’s ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes. American’s ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs.

At December 31, 2015, American had an Alternative Minimum Tax (AMT) credit carryforward of approximately $458 million available for federal income tax purposes, which is available for an indefinite period.

In connection with the preparation of American’s financial statements for the fourth quarter of 2015, management determined that it was more likely than not that substantially all of its deferred tax assets, which include its NOLs, would be realized. Accordingly, American reversed $3.5 billion of the valuation allowance as of December 31, 2015, which resulted in a special $3.5 billion non-cash tax benefit recorded in the consolidated statement of operations for 2015.

Beginning in 2016, American expects to record income tax expense with an effective rate of approximately 38%, which will be substantially non-cash as American utilizes the NOLs described above to offset cash income taxes due.

For the year ended December 31, 2014, American recorded a $320 million tax provision, which included $344 million of special tax charges as described above.

For the year ended December 31, 2013, American recorded a $354 million tax benefit, which included $324 million of net special tax benefits as described above.

2015 Compared to 2014

Operating Revenues

	Year Ended December 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$29,037	$30,802	(5.7)
Regional passenger	6,475	6,322	2.4
Cargo	760	875	(13.1)
Other	4,812	4,764	1.0

Total operating revenues	$41,084	$42,763	(3.9)

Total operating revenues in 2015 decreased $1.7 billion, or 3.9%, from 2014 principally due to competitive growth and weaker international yields primarily due to foreign currency devaluation relative to the U.S. dollar. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues decreased $1.8 billion, or 5.7%, in 2015 from 2014 driven primarily by a decrease in yield.

•	Regional passenger revenues increased $153 million, or 2.4%, in 2015 from 2014 due primarily to higher ASMs, offset in part by a decrease in yield.

•	Cargo revenue decreased $115 million, or 13.1%, in 2015 from 2014 driven primarily by a decrease in international freight yields.

Operating Expenses

	Year Ended December 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$6,226	$10,592	(41.2)
Salaries, wages and benefits	9,514	8,499	11.9
Maintenance, materials and repairs	1,889	2,051	(7.9)
Other rent and landing fees	1,731	1,727	0.2
Aircraft rent	1,250	1,250	—
Selling expenses	1,394	1,544	(9.7)
Depreciation and amortization	1,364	1,301	4.8
Special items, net	1,051	783	34.2
Other	4,378	4,186	4.6

Total mainline operating expenses	28,797	31,933	(9.8)
Regional expenses:
Fuel	1,230	2,009	(38.8)
Other	4,868	4,555	6.9

Total regional operating expenses	6,098	6,564	(7.1)

Total operating expenses	$34,895	$38,497	(9.4)

Total operating expenses in 2015 decreased $3.6 billion, or 9.4%, from 2014. Significant changes in the components of mainline operating expenses are as follows:

•

Aircraft fuel and related taxes decreased $4.4 billion, or 41.2%, in 2015 from 2014 primarily due to a 40.7% decrease in the average price per gallon of fuel to $1.72 in 2015 from an average price per gallon of $2.91 in 2014.

•

Salaries, wages and benefits increased $1.0 billion, or 11.9%, in 2015 from 2014 primarily due to increased costs associated with the new, merger related pilot, flight attendant and customer service and reservation agent collective bargaining agreements.

•	Maintenance, materials and repairs decreased $162 million, or 7.9%, in 2015 from 2014 primarily due to fewer engine overhauls in 2015, driven by American’s fleet renewal program.

•	Selling expenses decreased $150 million, or 9.7%, in 2015 from 2014 primarily due to lower contractually negotiated rates for certain commissions and booking fees as well as lower revenues in 2015.

Regional Operating Expenses

Total regional expenses decreased $466 million, or 7.1%, in 2015 to $6.1 billion from $6.6 billion in 2014. The year-over-year decrease was primarily due to a $779 million, or 38.8%, decrease in fuel costs, offset in part by a $313 million, or 6.9%, increase in other regional operating expenses. The average price per gallon of fuel decreased 40.9% to $1.73 in 2015 from $2.92 in 2014. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements.

Nonoperating Income (Expense)

	Year Ended December 31,		Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$49	$32	53.1
Interest expense, net of capitalized interest	(796)	(847)	(6.0)
Other, net	(774)	(183)	nm

Total nonoperating expense, net	$(1,521)	$(998)	52.4

American’s short-term investments in each period consisted of highly liquid investments that provided nominal returns.

The following table provides the components of interest expense:

	Year Ended December 31,		Increase (Decrease)
	2015	2014
	(In millions)
Special items, net	$—	$29	$(29)
Amortization of debt issuance costs and debt discounts	38	37	1
Interest expense on debt and capital lease obligations	810	842	(32)

Total interest expense	848	908	(60)
Less: capitalized interest	(52)	(61)	9

Total interest expense, net of capitalized interest	$796	$847	$(51)

Other nonoperating expense, net in 2015 included a net $616 million in other nonoperating special charges and $159 million of foreign currency losses. The other nonoperating special charges consisted of a $592 million write off of all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela and $41 million in charges principally related to non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing certain of our secured term loan facilities, prepayments of certain aircraft financings and the purchase and subsequent remarketing of certain special facility revenue bonds. These charges were offset in part by a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar relative to other currencies during 2015, principally in Latin American and European markets, including a 34% decrease in the value of the Argentinian peso, a 30% decrease in the value of the Brazilian real, a 14% decrease in the value of the Mexican peso, a 10% decrease in the value of the Euro and a 5% decrease in the value of the British pound.

Other nonoperating expense, net in 2014 consisted of $114 million of net foreign currency losses, including a $43 million special charge for Venezuelan foreign currency losses, and $56 million in other nonoperating special charges primarily due to early debt extinguishment costs related to the prepayment of our 7.50% senior secured notes and other indebtedness. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar relative to other currencies during 2014, principally in the Latin American market, including a 48% decrease in the value of the Venezuelan bolivar and a 14% decrease in the value of the Brazilian real.

2014 Compared to 2013

Operating Revenues

	Year Ended December 31,		$ Change	$ Change due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Mainline passenger	$30,802	$20,218	$10,584	$9,833	$751	3.8
Regional passenger	6,322	3,131	3,191	3,207	(16)	(0.5)
Cargo	875	685	190	149	41	6.1
Other	4,764	2,667	2,097	1,492	605	23.6

Total operating revenues	$42,763	$26,701	$16,062	$14,681	$1,381	5.4

The following discussion of operating revenues excludes the results of US Airways in order to provide a more meaningful year-over-year comparison.

Total operating revenues in 2014 increased $1.4 billion or 5.4%, which was driven by strong demand for air travel. Significant changes in the components of operating revenues, excluding the results of US Airways, are as follows:

•	Mainline passenger revenues increased $751 million, or 3.8%, in 2014 from 2013 primarily due to higher yields and ASMs, offset in part by slightly lower load factors.

•	Cargo revenues increased $41 million, or 6.1%, in 2014 from 2013 driven primarily by an increase in international freight volumes.

•

Other revenues increased $605 million, or 23.6%, in 2014 from 2013 driven primarily by higher revenues associated with American’s loyalty program driven by American’s affinity card agreement with Citibank.

Operating Expenses

	Year Ended December 31,		$ Change	$ Change due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$10,592	$7,839	$2,753	$3,190	$(437)	(5.7)
Salaries, wages and benefits	8,499	5,452	3,047	2,652	395	7.5
Maintenance, materials and repairs	2,051	1,260	791	679	112	9.2
Other rent and landing fees	1,727	1,152	575	547	28	2.5
Aircraft rent	1,250	768	482	365	117	15.7
Selling expenses	1,544	1,158	386	423	(37)	(3.3)
Depreciation and amortization	1,301	853	448	382	66	7.9
Special items, net	783	559	224	(1)	225	80.0
Other	4,186	3,007	1,179	1,109	70	2.4

Total mainline operating expenses	$31,933	$22,048	$9,885	$9,346	$539	2.5
Regional expenses:
Fuel	2,009	1,119	890	947	(57)	(5.3)
Other	4,555	2,174	2,381	2,286	95	4.7

Total regional operating expenses	6,564	3,293	3,271	3,233	38	1.3

Total operating expenses	$38,497	$25,341	$13,156	$12,579	$577	2.4

The following discussion of operating expenses excludes the results of US Airways in order to provide a more meaningful year-over-year comparison.

Total operating expenses in 2014 increased $577 million, or 2.4%, from 2013. Significant changes in the components of mainline operating expenses, excluding the results of US Airways, are as follows:

•	Aircraft fuel and related taxes decreased $437 million, or 5.7%, in 2014 from 2013 primarily due to a decrease in the average price per gallon of fuel.

•	Salaries, wages and benefits increased $395 million, or 7.5%, in 2014 from 2013 primarily due to increased costs associated with merger related labor contracts.

•	Maintenance, materials and repairs increased $112 million, or 9.2%, in 2014 from 2013 primarily due to an increase in the rate per engine overhaul.

•	Aircraft rent increased $117 million, or 15.7%, in 2014 from 2013 primarily as a result of new leased aircraft deliveries in 2014 as American continued its fleet renewal program.

•

Depreciation and amortization increased $66 million, or 7.9%, in 2014 from 2013 primarily as a result of new purchased aircraft deliveries since the end of 2013 as American continues its fleet renewal program.

Regional Operating Expenses

Total regional expenses increased $38 million, or 1.3%, in 2014 from 2013. Other regional operating expenses increased $95 million, or 4.7%, primarily due to higher expenses associated with certain capacity purchase agreements, offset by a $57 million, or 5.3%, decrease in fuel costs as a result of a decrease in the average price per gallon of fuel.

Nonoperating Income (Expense)

	Year Ended December 31,		$ Change	$ Change due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Interest income	$32	$20	$12	$7	$5	27.7
Interest expense, net of capitalized interest	(847)	(727)	(120)	(249)	129	(18.1)
Other, net	(183)	(84)	(99)	(30)	(69)	81.0

Total nonoperating expense, net	$(998)	$(791)	$(207)	$(272)	$65	(8.4)

Interest income was $32 million and $20 million in 2014 and 2013, respectively. American’s short-term investments in each period consisted of highly liquid investments which provided nominal returns.

The following table provides the components of interest expense:

	Year Ended December 31,		Increase (Decrease)
	2014	2013
	(In millions)
Special items (1)	$29	$92	$(63)
Amortization of debt issuance costs and debt discounts	38	33	5
Interest expense on debt and capital lease obligations (2)	567	632	(65)

Total interest expense	634	757	(123)
Less: capitalized interest	(53)	(47)	(6)

Total interest expense, net of capitalized interest	581	710	(129)
US Airways total interest expense, net of capitalized interest	266	17	249

Total American interest expense, net of capitalized interest	$847	$727	$120

The following discussion of nonoperating income and expense excludes the results of US Airways in order to provide a more meaningful year-over-year comparison.

Interest expense, net of capitalized interest decreased $129 million in 2014 from 2013 primarily due to a $63 million decrease in special charges recognized year-over-year as further described below, as well as refinancing activities that resulted in $65 million less interest expense recognized in 2014.

(1)

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

(2)

As a result of the 2013 refinancing activities and the early extinguishment of American’s 7.50% senior secured notes in 2014, American incurred $65 million less interest expense in 2014 as compared to 2013.

Other nonoperating expense, net in 2014 consisted of $92 million of net foreign currency losses, including a $43 million special charge for Venezuelan foreign currency losses, and $48 million of early debt extinguishment costs related to the prepayment of American’s 7.50% senior secured notes and other indebtedness. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar relative to other currencies during 2014, principally in the Latin American market, including a 48% decrease in the value of the Venezuelan bolivar and a 14% decrease in the value of the Brazilian real.

Other nonoperating expense, net in 2013 consisted principally of net foreign currency losses of $55 million and early debt extinguishment charges of $29 million.

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

Liquidity and Capital Resources

Cash, Short-Term Investments and Restricted Cash

As of December 31, 2015, AAG’s total cash, short-term investments and restricted cash and short-term investments was $6.9 billion, of which $695 million was restricted. Additional detail is provided in the table below (in millions):

	AAG		American
	December 31,		December 31,
	2015	2014	2015	2014
Cash	$390	$994	$364	$984
Short-term investments.	5,864	6,309	5,862	6,306
Restricted cash and short-term investments (1)	695	774	695	774

Total cash, short-term investments and restricted cash and short-term investments	$6,949	$8,077	$6,921	$8,064

(1)	Our restricted cash and short-term investments related primarily to collateral held to support workers’ compensation obligations.

As of December 31, 2015, $150 million of our cash and short-term investment balances were held as foreign currency in foreign bank accounts. In the fourth quarter of 2015, we recognized a $592 million special charge to write off all of the value of Venezuelan bolivars held by us, due to continued lack of repatriations and deterioration of economic conditions in Venezuela. During 2014, we significantly reduced capacity in the Venezuelan market and we no longer accept bolivars as payment for airline tickets.

As of December 31, 2014, $804 million of our cash and short-term investment balances were held as foreign currency in foreign bank accounts, of which approximately $656 million was held in Venezuelan bolivars. This balance included approximately $621 million valued at 6.3 bolivars and approximately $35 million valued at 12.0 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government.

Generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our cash and short-term investments located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part I, Item 1A.

Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

Sources and Uses of Cash

AAG

2015 Compared to 2014

Operating Activities

Net cash provided by operating activities was $6.2 billion and $3.1 billion in 2015 and 2014, respectively, a year-over-year increase of $3.2 billion. The increase was primarily due to increased profitability driven by substantially lower fuel costs. In addition, a decrease in pension contributions from $810 million in 2014 to $6 million in 2015 contributed to increased operating cash flows. Our 2015 profitability was negatively affected by a $592 million charge to write off all of the value of Venezuelan bolivars held by us due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

Investing Activities

Net cash used in investing activities was $5.6 billion and $2.9 billion in 2015 and 2014, respectively.

Principal investing activities in 2015 included expenditures of $6.2 billion for property and equipment, consisting primarily of the purchase of 114 newly delivered aircraft and eight spare engines, including 31 Airbus A321 family aircraft, 24 Embraer 175 aircraft, 20 Bombardier CRJ900 aircraft, 17 Boeing 737-800 aircraft, 13 Boeing 787 aircraft, seven Airbus A319 aircraft and two Boeing 777 aircraft and the purchase of five Boeing 757 aircraft previously being leased. These cash outflows were offset in part by $391 million in net sales of short-term investments and a $79 million decrease in restricted cash and short-term investments primarily due to lower collateral requirements with respect to workers’ compensation obligations.

Principal investing activities in 2014 included expenditures of $5.3 billion for property and equipment, consisting primarily of the purchase of 70 newly delivered aircraft, including 25 Airbus A320 family aircraft, 20 Boeing 737-800 aircraft, 16 Bombardier CRJ900 aircraft, six Boeing 777 aircraft, and three Airbus A330 family aircraft, the purchase of aircraft previously leased, including nine Airbus A320 family aircraft, three Airbus A330 family aircraft and three Boeing 777 aircraft, as well as pre-delivery deposits for certain aircraft on order. These cash outflows were offset in part by $1.8 billion in net sales of short-term investments, $307 million in proceeds from the sale of DCA slots and a $261 million decrease in restricted cash and short-term investments primarily due to lower collateral requirements with respect to workers’ compensation obligations.

Financing Activities

Net cash used in financing activities was $1.3 billion and $315 million in 2015 and 2014, respectively.

Principal financing activities in 2015 included share repurchases of $3.6 billion, debt repayments of $2.2 billion, including the $400 million repayment of American’s AAdvantage loan with Citibank, and $278 million in dividend payments. These cash outflows were offset in part by proceeds from the issuance of $5.0 billion of debt primarily including $4.2 billion of EETC equipment notes and other aircraft related financings and $500 million principal amount of 4.625% senior notes.

Principal financing activities in 2014 included $1.0 billion in stock repurchases and debt repayments of $3.1 billion, including the $1.0 billion prepayment of American’s 7.50% senior secured notes and the $366 million prepayment of certain airport facility revenue bonds. These cash outflows were offset in part by proceeds from the issuance of $3.3 billion of debt, primarily including $1.8 billion of proceeds from EETC equipment notes and other aircraft related financings, $1.5 billion of proceeds from the issuance of the 5.50% senior notes and the term loan under the 2014 Credit Facilities, as well as $811 million of proceeds from sale-leaseback transactions related to the financing of 20 Boeing 737-800 aircraft.

2014 Compared to 2013

Operating Activities

Net cash provided by operating activities was $3.1 billion and $675 million in 2014 and 2013, respectively, a year-over-year increase of $2.4 billion. This year-over-year increase is principally due to increased profitability and the inclusion of a full year of US Airways Group’s net cash provided by operating activities for the year ended December 31, 2014. These increases were offset in part by higher pension contributions made during 2014. During the years ended December 31, 2014 and 2013, we contributed $810 million and $494 million, respectively, to fund our defined benefit pension plans, representing a $316 million year-over-year increase in contributions.

Investing Activities

Net cash used in investing activities was $2.9 billion and $3.8 billion in 2014 and 2013, respectively.

Principal investing activities in 2014 included expenditures of $5.3 billion for property and equipment, consisting primarily of the purchase of 70 newly delivered aircraft, including 25 Airbus A320 family aircraft, 20 Boeing 737-800 aircraft, 16 Bombardier CRJ900 aircraft, six Boeing 777 aircraft, and three Airbus A330 family aircraft, the purchase of aircraft previously leased, including nine Airbus A320 family aircraft, three Airbus A330 family aircraft and three Boeing 777 aircraft, as well as pre-delivery deposits for certain aircraft on order. These cash outflows were offset in part by $1.8 billion in net sales of short-term investments, $307 million in proceeds from the sale of DCA slots and a $261 million decrease in restricted cash and short-term investments primarily due to lower collateral requirements with respect to workers’ compensation obligations.

Principal investing activities in 2013 included expenditures of $3.1 billion for property and equipment, consisting primarily of the purchase of 39 newly delivered aircraft, including 31 Boeing 737-800 aircraft and eight Boeing 777 aircraft as well as pre-delivery deposits for certain aircraft on order and $1.2 billion in net purchases of short-term investments. These cash outflows were offset in part by a $147 million decrease in restricted cash and short-term investments primarily due to lower collateral requirements with respect to workers’ compensation obligations and $128 million in proceeds from the sale of certain property and equipment. Additionally, in connection with the Merger, we acquired the $206 million cash balance of US Airways Group.

Financing Activities

Net cash used in financing activities was $315 million in 2014 as compared to net cash provided by financing activities of $3.8 billion in 2013.

Principal financing activities in 2014 included $1.0 billion in stock repurchases and debt repayments of $3.1 billion, including the $1.0 billion prepayment of American’s 7.50% senior secured notes and the $366 million prepayment of certain airport facility revenue bonds. These cash outflows were offset in part by proceeds from the issuance of $3.3 billion of debt, primarily including $1.8 billion of proceeds from EETC equipment notes and other aircraft related financings, $1.5 billion of proceeds from the issuance of the 5.50% senior notes and the term loan under the 2014 Credit Facilities, as well as $811 million of proceeds from sale-leaseback transactions related to the financing of 20 Boeing 737-800 aircraft.

Principal financing activities in 2013 included proceeds from the issuance of debt of $5.1 billion, including the $1.9 billion 2013 Term Loan Facility and several EETC financings, and proceeds from sale-leaseback transactions of $1.7 billion. These cash inflows were offset in part by debt repayments of $2.9 billion.

American

2015 Compared to 2014

Operating Activities

Net cash provided by operating activities was flat at $2.6 billion in each of 2015 and 2014. Cash flows were generated from increased profitability, driven by substantially lower fuel costs and a decrease in pension contributions, which were offset in part by American’s funding of share repurchase activities performed at the AAG parent company level. American’s 2015 profitability was negatively affected by a $592 million charge to write off all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

Investing Activities

Net cash used in investing activities was $5.6 billion and $2.9 billion in 2015 and 2014, respectively.

Principal investing activities in 2015 included expenditures of $6.1 billion for property and equipment, consisting primarily of the purchase of 114 newly delivered aircraft and eight spare engines, including 31 Airbus A321 family aircraft, 24 Embraer 175 aircraft, 20 Bombardier CRJ900 aircraft, 17 Boeing 737-800 aircraft, 13 Boeing 787 aircraft, seven Airbus A319 aircraft and two Boeing 777 aircraft and the purchase of five Boeing 757 aircraft previously being leased. These cash outflows were offset in part by $391 million in net sales of short-term investments and a $79 million decrease in restricted cash and short-term investments primarily due to lower collateral requirements with respect to workers’ compensation obligations.

Principal investing activities in 2014 included expenditures of $5.3 billion for property and equipment, consisting primarily of the purchase of 70 newly delivered aircraft, including 25 Airbus A320 family aircraft, 20 Boeing 737-800 aircraft, 16 Bombardier CRJ900 aircraft, six Boeing 777 aircraft and three Airbus A330 family aircraft, the purchase of aircraft previously leased, including nine Airbus A320 family aircraft, three Airbus A330 family aircraft and three Boeing 777 aircraft, as well as pre-delivery deposits for certain aircraft on order. These cash outflows were offset in part by $1.8 billion in net sales of short-term investments, $307 million in proceeds from the sale of DCA slots and a $261 million decrease in restricted cash and short-term investments primarily due to lower collateral requirements with respect to workers’ compensation obligations.

Financing Activities

Net cash provided by financing activities was $2.4 billion and $143 million in 2015 and 2014, respectively.

Principal financing activities in 2015 included proceeds from the issuance of $4.5 billion of debt primarily including $4.2 billion of EETC equipment notes and other aircraft related financings. These cash inflows were offset in part by debt repayments of $2.2 billion, including the $400 million repayment of American’s AAdvantage loan with Citibank.

Principal financing activities in 2014 included proceeds from the issuance of $2.6 billion of debt, primarily including $1.8 billion of EETC equipment notes and other aircraft related financings and $750 million of proceeds from issuance of the term loan under the 2014 Credit Facilities, as well as $811 million of proceeds from sale-leaseback transactions related to the financing of 20 Boeing 737-800 aircraft. These cash inflows were offset in part by debt repayments of $3.0 billion, including the $1.0 billion prepayment of American’s 7.50% senior secured notes and the $366 million prepayment of certain airport facility revenue bonds.

2014 Compared to 2013

Operating Activities

Net cash provided by operating activities was $2.6 billion and $627 million in 2014 and 2013, respectively, a year-over-year increase of $2.0 billion. This year-over-year increase is principally due to increased profitability and the inclusion of a full year of US Airways’ net cash provided by operating activities for the year ended December 31, 2014. These increases were offset in part by higher pension contributions made during 2014. During the years ended December 31, 2014 and 2013, American contributed $809 million and $494 million, respectively, to fund its defined benefit pension plans, representing a $315 million year-over-year increase in contributions.

Investing Activities

Net cash used in investing activities was $2.9 billion and $3.8 billion in 2014 and 2013, respectively.

Principal investing activities in 2014 included expenditures of $5.3 billion for property and equipment, consisting primarily of the purchase of 70 newly delivered aircraft, including 25 Airbus A320 family aircraft, 20 Boeing 737-800 aircraft, 16 Bombardier CRJ900 aircraft, six Boeing 777 aircraft and three Airbus A330 family aircraft, the purchase of aircraft previously leased, including nine Airbus A320 family aircraft, three Airbus A330 family aircraft and three Boeing 777 aircraft, as well as pre-delivery deposits for certain aircraft on order. These cash outflows were offset in part by $1.8 billion in net sales of short-term investments, $307 million in proceeds from the sale of DCA slots and a $261 million decrease in restricted cash and short-term investments primarily due to lower collateral requirements with respect to workers’ compensation obligations.

Principal investing activities in 2013 included expenditures of $3.1 billion for property and equipment, consisting primarily of the purchase of 39 newly delivered aircraft, including 31 Boeing 737-800 aircraft and eight Boeing 777 aircraft as well as pre-delivery deposits for certain aircraft on order and $1.2 billion in net purchases of short-term investments. These cash outflows were offset in part by a $147 million decrease in restricted cash and short-term investments primarily due to lower collateral requirements with respect to workers’ compensation obligations and $115 million in proceeds from the sale of certain property and equipment. Additionally, in connection with the Merger, American acquired the $200 million cash balance of US Airways.

Financing Activities

Net cash provided by financing activities was $143 million and $3.9 billion in 2014 and 2013, respectively.

Principal financing activities in 2014 included proceeds from the issuance of $2.6 billion of debt, primarily including $1.8 billion of EETC equipment notes and other aircraft related financings and $750 million of proceeds from issuance of the term loan under the 2014 Credit Facilities, as well as $811 million of proceeds from sale-leaseback transactions related to the financing of 20 Boeing 737-800 aircraft. These cash inflows were offset in part by debt repayments of $3.0 billion, including the $1.0 billion prepayment of American’s 7.50% senior secured notes and the $366 million prepayment of certain airport facility revenue bonds.

Principal financing activities in 2013 included proceeds from the issuance of debt of $5.1 billion, including the $1.9 billion 2013 Term Loan Facility and several EETC financings, and proceeds from sale-leaseback transactions of $1.7 billion. These cash inflows were offset in part by debt repayments of $2.9 billion.

Commitments

Significant Indebtedness

As of December 31, 2015, AAG and American had $20.8 billion and $19.1 billion, respectively, in long-term debt and capital leases (including current maturities of $2.2 billion each). See Note 9 and 22 to AAG’s

Consolidated Financial Statements in Part II, Item 8A and Note 7 and 20 to American’s Consolidated Financial Statements in Part II, Item 8B for further information on all indebtedness as of December 31, 2015, as well as the 2016-1 EETC financing disclosed as a subsequent event.

Credit Ratings

The following table details our credit ratings as of December 31, 2015:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Credit Rating	Moody’s Corporate Family Rating
American Airlines Group	BB-	BB-	Ba3
American Airlines, Inc.	BB-	BB-	*

*	The credit agency does not rate this category for this entity.

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

Aircraft and Engine Purchase Commitments

As of December 31, 2015, we had definitive purchase agreements with Airbus, Boeing and other manufacturers for the acquisition of the following mainline and regional aircraft:

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Airbus
A320 Family	25	20	—	—	—	—	45
A320neo Family	—	—	—	25	25	50	100
A350 XWB	—	4	10	6	2	—	22
Boeing
737-800	20	20	—	—	—	—	40
737 MAX Family	—	3	17	20	20	40	100
777-300 ER	2	—	—	—	—	—	2
787 Family	8	13	8	—	—	—	29
Bombardier
CRJ900 (1)	18	—	—	—	—	—	18
Embraer
ERJ175 (1)	24	12	—	—	—	—	36

Total	97	72	35	51	47	90	392

(1)	These aircraft may be operated by wholly-owned subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.

We also have agreements for 49 spare engines to be delivered in 2016 and beyond. Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2015 are expected to be as follows (in millions):

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Payments for the above aircraft commitments and certain engines (1)	$4,505	$4,591	$2,916	$3,156	$2,793	$4,537	$22,498

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted Boeing a security interest in its purchase deposits with Boeing. Our purchase deposits held by all manufacturers totaled $1.1 billion as of December 31, 2015.

In April 2015, we amended our delivery agreement with Boeing to defer four 787 aircraft from 2016 to 2017 and one 787 aircraft from 2017 to 2018. In June 2015, we amended our delivery agreement with Airbus to defer delivery of 10 A320neo family aircraft in 2017 and 25 A320neo family aircraft in 2018 to years 2021 through 2023. In December 2015, we amended our delivery agreement with Airbus to defer two A350 XWB from 2017 to 2020. These deferrals are reflected in the table above.

As of December 31, 2015, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 25 Airbus A320 family aircraft in 2016 and 20 Airbus A320 family aircraft in 2017, 8 Boeing 787 family aircraft in 2016 and 13 Boeing 787 family aircraft in 2017, 15 Boeing 737-800 aircraft in 2016, three Boeing 737 MAX family aircraft in 2017 and two Boeing 777-300ER aircraft in 2016. In addition, we do not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. See Part I, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully.”

Credit Card Processing Agreements

We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to us soon after the purchase is completed, the air travel generally occurs after that time, and the processor may have liability if we do not ultimately provide the air travel or services according to our fare rules. Our agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. Certain of our agreements provide that these holdback requirements can be modified at the discretion of the processing companies, up to the estimated liability for future air travel purchased with the respective credit cards, upon the occurrence of specified events, including material adverse changes in our financial condition. The amount that the processing companies may withhold also varies as a result of changes in financial risk due to seasonal fluctuations in ticket volume. Additional holdback requirements will reduce our liquidity in the form of unrestricted cash by the amount of the holdbacks.

Pension Funding Obligation

We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of Employee Retirement Income Security Act of 1974 and various other laws.

Based on our current funding assumptions, we have no minimum required contributions until 2018. Currently, our minimum funding obligation for our pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Our pension funding obligations are likely to increase materially following expiration of the temporary funding rules, when we will be required to make contributions relating to the 2018 fiscal year. The amount of these obligations will depend on the performance of our investments held in trust by the pension plans, interest rates for determining liabilities and our actuarial experience. See Note 13 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 11 to American’s Consolidated Financial Statements in Part II, Item 8B for further information on retirement benefits as of December 31, 2015.

Labor Agreements

In 2014 and 2015, we reached agreements with several labor unions. On December 18, 2014, we reached a JCBA with the APFA. The new agreement did not require ratification and was effective immediately with the wage increases under the JCBA becoming effective January 1, 2015.

On January 3, 2015, we reached a tentative agreement with the APA on a five-year JCBA, which was ratified on January 30, 2015. The new, higher pay rates were implemented retroactive to December 2, 2014.

In September 2015, we reached an agreement with the CWA-IBT for a new JCBA applicable to passenger service employees, which was ratified in November 2015 and provided significant pay increases for combined passenger service employees, effective immediately.

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

We have no off-balance sheet arrangements of the types described in the first three categories above that we believe may have a material current or future effect on financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or results of operations are disclosed in Note 15 to AAG’s Consolidated Financial Statements included in Part II, Item 8A and Note 13 to American’s Consolidated Financial Statements in Part II, Item 8B.

Special Facility Revenue Bonds

We guarantee the payment of principal and interest of certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment which is leased to us. Under such leases, we are required to make rental payments through 2035, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2015, the remaining lease payments guaranteeing the principal and interest on these bonds are $617 million, which are accounted for as operating leases.

Pass-Through Trusts

We have financed certain aircraft and engines with pass-through trust certificates, or EETCs, issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance our acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for several aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until the date of delivery of the applicable aircraft) to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at American or, in the case of equipment notes issued by US Airways prior to its merger with and into American, at US Airways’ election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to American or US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. On December 30, 2015, American assumed all of US Airways’ obligations under all outstanding equipment notes previously issued by US Airways. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, are guaranteed by AAG. As of December 31, 2015, $8.7 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities. American generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates American to absorb decreases in value or entitles American to participate in increases in the value of the aircraft. American does not provide residual value guarantees to the bondholders or equity participants in the trusts. Some leases have a fair market value or a fixed price purchase option that allows American to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, American does not participate in any increases in the value of the aircraft. American concluded it is not the primary beneficiary under these arrangements. Therefore, American accounts for its EETC leveraged lease financings as operating leases. American’s total future obligations under these leveraged lease financings are $1.8 billion as of December 31, 2015.

AAG Contractual Obligations

The following table provides details of our future cash contractual obligations as of December 31, 2015. The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	2016	2017	2018	2019	2020	2021 and Thereafter	Total
American
Debt and capital lease obligations (1), (3)	$2,266	$1,598	$1,634	$2,628	$3,081	$7,820	$19,027
Interest obligations (2), (3)	796	742	698	601	472	1,314	4,623
Commitments for aircraft and engine purchases (4)	4,505	4,591	2,916	3,156	2,793	4,537	22,498
Operating lease commitments (5)	2,187	2,069	1,824	1,642	1,493	4,704	13,919
Regional capacity purchase agreements (6)	1,672	1,553	1,249	1,075	881	2,393	8,823
Minimum pension obligations (7)	—	—	164	1,205	902	4,199	6,470
Retiree medical and other purchase obligations (7)	435	241	206	178	90	355	1,505

Total American Contractual Obligations	$11,861	$10,794	$8,691	$10,485	$9,712	$25,322	$76,865

AAG Parent and Other AAG Subsidiaries
Debt and capital lease obligations (1)	$—	$—	$500	$750	$506	$24	$1,780
Interest obligations (2)	97	97	82	67	14	9	366
Operating lease commitments	11	9	5	1	—	—	26

Total AAG Contractual Obligations	$11,969	$10,900	$9,278	$11,303	$10,232	$25,355	$79,037

(1)

Amounts represent contractual amounts due. For American, excludes $228 million and for AAG Parent and other AAG subsidiaries, excludes $18 million of unamortized debt discount and debt issuance costs as of December 31, 2015.

(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at December 31, 2015.

(3)

Includes $8.7 billion of future principal payments and $2.3 billion of future interest payments, respectively, as of December 31, 2015, related to EETCs associated with mortgage financings for the purchase of certain aircraft.

(4)	See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about these obligations.

(5)	Includes $1.8 billion of future minimum lease payments related to EETC leverage leased financings of certain aircraft as of December 31, 2015.

(6)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(7)

Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2025. See Note 11 to American’s Consolidated Financial Statements in Part II, Item 8B.

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

OTHER INFORMATION

Basis of Presentation

See Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 5 to American’s Consolidated Financial Statements in Part II, Item 8B for information regarding the basis of presentation.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that impact the preparation of our Consolidated Financial Statements. See the summary of significant accounting policies included in Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 5 to American’s Consolidated Financial Statements in Part II, Item 8B for additional discussion of the application of these estimates and other accounting policies.

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Our air traffic liability was $3.7 billion and $4.3 billion as of December 31, 2015 and 2014, respectively.

The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. We and other airline industry participants have consistently applied this accounting method to estimate revenue from forfeited tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of our estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

Long-lived Assets

Long-lived assets consist of flight equipment along with other fixed assets and amortizing intangible assets such as certain slots, customer relationships, marketing agreements and tradenames. In addition to the original cost, the recorded value of our fixed assets is impacted by a number of estimates made, including estimated useful lives, salvage values and our determination as to whether aircraft are temporarily or permanently grounded. Amortizing intangible assets are originally recorded at their acquired fair values and are subsequently amortized over their estimated useful lives. See Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 5 to American’s Consolidated Financial Statements in Part II, Item 8B for further information.

We record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of the assets and the net book value of the assets exceeds their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Cash flow estimates are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, including our current fleet plan and considerations of any modifications thereto. Estimates of fair value represent management’s best estimate based on appraisals, industry trends and reference to market rates and transactions.

The majority of American’s fleet types are depreciated over 25-30 years. It is possible that the ultimate lives of our aircraft will be significantly different than the current estimate due to unforeseen events in the future that impact our fleet plan, including positive or negative developments in the areas described above. For example, operating the aircraft for a longer period will result in higher maintenance, fuel and other operating costs than if we replaced the aircraft.

Goodwill and Indefinite-lived Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but tested for impairment annually on October 1st or more frequently if events or circumstances indicate that goodwill may be impaired. We have one consolidated reporting unit.

Our indefinite-lived intangible assets other than goodwill include certain international slots and route authorities and domestic airport slots. Indefinite-lived intangible assets are not amortized but tested for impairment annually on October 1st or more frequently if events or circumstances indicate that the asset may be impaired.

Goodwill and indefinite-lived intangible assets are measured for impairment by initially performing a qualitative screen. Under the qualitative approach, we analyze the following factors to determine if events and circumstances have affected the fair value of goodwill and indefinite-lived intangible assets: (1) negative trends in our market capitalization, (2) an increase in fuel prices, (3) declining per mile passenger yields, (4) lower passenger demand as a result of a weakened U.S. and global economy and (5) changes to the regulatory environment.

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

Based upon our annual testing, there were no impairments of our goodwill and indefinite-lived assets in 2015.

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

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market, other than certain long-term debt assumed in the Merger. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of US Airways’ aircraft and operating leases. The market approach used included prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. We considered the current market for the aircraft, the maintenance condition of the aircraft and the expected proceeds from the sale of the assets, among other factors. We also utilized the market approach to value certain intangible assets such as airport take off and landing slots when sufficient market information was available. The income approach was primarily used to value intangible assets, including customer relationships, marketing agreements, certain international route authorities, and the US Airways tradename. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of the US Airways Dividend Miles loyalty program liability was determined based on the weighted average equivalent ticket value of outstanding miles which were expected to be redeemed for future travel at December 9, 2013. The weighted average equivalent ticket value contemplates differing classes of service, domestic and international itineraries and the carrier providing the award travel.

Loyalty Program

We currently operate the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American and oneworld carriers, as well as certain other partner airlines that participate in the program. Mileage credits can also be earned through purchases from other non-airline partners that participate in our loyalty program. Mileage credits can be redeemed for travel on American or other participating partner airlines, in which case we pay a fee.

We use the incremental cost method to account for the portion of our loyalty program liability incurred when AAdvantage members earn mileage credits by flying on American or our regional affiliates. We have an obligation to provide future travel when these mileage credits are redeemed and therefore have recorded a liability for mileage credits outstanding.

The incremental cost liability includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, we estimate how many mileage credits will never be redeemed for travel and exclude those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the consolidated statements of operations as a part of passenger revenue.

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

As of December 31, 2015 and 2014, the liability for outstanding mileage credits for the AAdvantage program accounted for under the incremental cost method was $657 million and $674 million, respectively, and is included on the consolidated balance sheets within loyalty program liability.

In addition, we applied the acquisition method of accounting in connection with the Merger and therefore recorded the liability for outstanding US Airways’ mileage credits at fair value, an amount significantly in excess of incremental cost. As of December 31, 2015 and 2014, the liability for these outstanding mileage credits expected to be redeemed for future travel awards was $296 million and $611 million, respectively, and is included on the consolidated balance sheets within loyalty program liability. This liability is amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel. All new miles earned will be recorded as a liability based on the incremental cost method discussed above.

American also sells loyalty program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to non-airline business partners is comprised of two components, transportation and marketing. Historically, we have used the residual method of accounting to determine the values of each component as there had not been a material modification to any significant agreements since the adoption of Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” on January 1, 2011.

In 2013, American and Citibank amended their AAdvantage co-branded credit card agreement, which resulted in a material modification of the terms of the arrangement. Also, in connection with the acquisition of US Airways on December 9, 2013, a material modification occurred on all of US Airways’ agreements in connection with the Merger. Therefore, subsequent to the amendments of these arrangements, we have applied the relative selling price method to determine the values of each deliverable. Under the relative selling price approach, we identified five revenue elements for the co-branded credit card agreements with Citibank and Barclays: the transportation component; use of the American brand including access to loyalty program member lists; advertising; lounge access; and baggage services (together excluding the transportation component, the marketing component).

The transportation component represents the estimated selling price of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and is amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel.

The marketing component represents services provided to our business partners and relates primarily to the use of the American brand including access to loyalty program member lists. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.

Upon application of the relative selling price method in 2013 for American’s Citibank modification, we reduced our travel component liability and recorded other revenue of approximately $31 million. As a result of the change in the marketing component value when the relative selling price method is applied, we now defer less revenue per mile sold.

As of December 31, 2015 and 2014, American had $1.5 billion in deferred revenue from the sale of mileage credits (recorded within loyalty program liability on the consolidated balance sheets). For the years ended December 31, 2015, 2014 and 2013, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $1.5 billion, $1.4 billion and $834 million, respectively.

A change to certain estimates used in the calculation of incremental cost could have a material impact on the liability. A one percentage point increase or decrease in the percentage of travel awards redeemed on partner airlines would have an approximate $35 million impact on the liability as of December 31, 2015. A 10% increase or decrease in the assumed price per gallon of fuel would have an approximate $12 million impact on the liability as of December 31, 2015.

A change to the estimated fair value of the transportation component could have a significant impact on revenue. A 10% increase or decrease in the estimated fair value of the transportation component would have an approximately $75 million impact on revenue recognized in 2015.

The number of one way travel award redemptions during the year ended December 31, 2015, was 8.3 million representing 6.5% of our total mainline and regional RPMs during that period. We believe displacement of revenue passengers is minimal given our load factors and our ability to manage loyalty program seat inventory.

Pensions and Retiree Medical and Other Postretirement Benefits

We recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension and other postretirement plans in the consolidated balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss).

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

	2015	2014
Pension discount rate (1)	4.70%	4.30%
Other postretirement benefits discount rate (1)	4.42%	4.00%
Expected return on plan assets (2)	8.00%	8.00%
Expected health care cost trend rate (3):
Pre-65 individuals
Initial	5.21%	5.25%
Ultimate (2024)	4.56%	4.55%
Post-65 individuals
Initial	5.21%	5.25%
Ultimate (2024)	4.56%	4.55%
Pilot Retirement Age	62	62

(1)

When establishing our discount rate to measure our obligations, we match high quality corporate bonds available in the marketplace whose cash flows approximate our projected benefit disbursements. Lowering the discount rate by 50 basis points as of December 31, 2015 would increase our pension and other postretirement benefits obligations by approximately $1.2 billion and $52 million, respectively, and increase estimated 2016 pension expense by $7 million and decrease estimated 2016 other postretirement benefit expense by less than $1 million.

(2)

The expected return on plan assets is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions and our target asset allocation of 31% longer duration corporate and U.S. government/agency bonds, 32% U.S. value stocks, 19% developed international stocks, 10% emerging markets stocks and bonds and 8% alternative (private) investments. The expected return on plan assets component of our net periodic benefit cost is calculated based on the fair value of plan assets and our target asset allocation. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2015 would increase estimated 2016 pension expense and other postretirement benefit expense by approximately $47 million and $1 million, respectively.

(3)

The health care cost trend rate is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2016 other postretirement benefits expense by $3 million.

During 2015, we revised our mortality assumptions to incorporate the new mortality improvement scale issued by the Society of Actuaries. This resulted in a decrease in the projected benefit obligations of our pension and retiree medical programs of $161 million and $9 million, respectively. We also reviewed and revised certain other economic and demographic assumptions including the pension and retiree medical discount rates and health care cost and trend rates. The net effect of changing these assumptions for the pension and retiree medical plans resulted in a decrease of $940 million and $119 million, respectively, in the projected benefit obligation at December 31, 2015 primarily due to the increase in the pension discount rate.

See Note 13 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 11 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information regarding our retirement benefits.

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

Recent Accounting Pronouncements

See Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 5 to American’s Consolidated Financial Statements in Part II, Item 8B for further information on recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AAG’s Market Risk Sensitive Instruments and Positions

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate our exposure to such changes. Therefore, actual results may differ. See Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional discussion regarding risk management matters.

Aircraft Fuel

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Because of the amount of fuel needed to operate our airlines, even a relatively small increase or decrease in the price of fuel can have a material effect on our costs and liquidity. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.00 per gallon to a high of approximately $3.34 per gallon during the period from January 1, 2012 to December 31, 2015.

As of December 31, 2015, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Our 2016 forecasted mainline and regional fuel consumption is presently approximately 4.4 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $44 million increase in annual expense.

Foreign Currency

We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposure comes from the British pound, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. We do not currently have a foreign currency hedge program. A uniform 10% relative strengthening in the value of the U.S. dollar from 2015 levels relative to each of the currencies in which we have foreign currency exposure would have resulted in an increase in our total nonoperating expense, net of approximately $220 million for the year ended December 31, 2015, and does not address any exposure to foreign currency held on our consolidated balance sheet.

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

Interest

Our earnings are also affected by changes in interest rates due to the impact those changes have on our interest income from short-term investments, and our interest expense from variable-rate debt instruments. Our largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). We had variable rate debt instruments representing approximately 38% of our total long-term debt at

December 31, 2015. We currently do not have an interest rate hedge program. If our interest rates increased 10% in 2015, our interest expense would have increased by approximately $23 million.

Additional information regarding our debt obligations as of December 31, 2015 is as follows (in millions):

	Expected Maturity Date
	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Fixed-rate debt	$1,200	$1,121	$1,651	$1,946	$1,360	$5,698	$12,976
Weighted avg. interest rate	5.0%	5.1%	5.0%	4.9%	4.9%	5.7%
Variable-rate debt	$1,066	$477	$483	$1,432	$2,227	$2,146	$7,831
Weighted avg. interest rate	3.0%	3.0%	3.0%	2.9%	2.8%	1.0%

American’s Market Risk Sensitive Instruments and Positions

The risk inherent in American’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate American’s exposure to such changes. Therefore, actual results may differ. See Note 9 to American’s Consolidated Financial Statements in Part II, Item 8B for additional discussion regarding risk management matters.

Aircraft Fuel

American’s operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in American’s business. Because of the amount of fuel needed to operate American, even a relatively small increase or decrease in the price of fuel can have a material effect on American’s costs and liquidity. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.00 per gallon to a high of approximately $3.34 per gallon during the period from January 1, 2012 to December 31, 2015.

As of December 31, 2015, American did not have any fuel hedging contracts outstanding to hedge its fuel consumption. As such, and assuming American does not enter into any future transactions to hedge its fuel consumption, American will continue to be fully exposed to fluctuations in fuel prices. American’s current policy is not to enter into transactions to hedge its fuel consumption, although American reviews that policy from time to time based on market conditions and other factors. American’s 2016 forecasted mainline and regional fuel consumption is presently approximately 4.4 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $44 million increase in annual expense.

Foreign Currency

American is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. American’s largest exposure comes from the British pound, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. American does not currently have a foreign currency hedge. A uniform 10% strengthening in the value of the U.S. dollar from 2015 levels relative to each of the currencies in which American has foreign currency exposure would have resulted in an increase in its nonoperating expense, net of approximately $220 million for the year ended December 31, 2015, and does not address any exposure to foreign currency held on its consolidated balance sheet.

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

Interest

American’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from short-term investments, and its interest expense from variable-rate debt instruments. American’s largest exposure with respect to variable rate debt comes from changes in the LIBOR. American had variable rate debt instruments representing approximately 41% of its total long-term debt at December 31, 2015. American currently does not have an interest rate hedge program. If American’s interest rates increased 10% in 2015, American’s interest expense would have increased by approximately $23 million.

Additional information regarding American’s debt obligations as of December 31, 2015 is as follows (in millions):

	Expected Maturity Date
	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Fixed-rate debt	$1,200	$1,121	$1,151	$1,196	$854	$5,674	$11,196
Weighted avg. interest rate	5.0%	5.0%	5.0%	4.9%	4.9%	5.6%
Variable-rate debt	$1,066	$477	$483	$1,432	$2,227	$2,146	$7,831
Weighted avg. interest rate	3.0%	3.0%	3.0%	2.9%	2.8%	1.0%

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES GROUP INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Airlines Group Inc.:

We have audited the accompanying consolidated balance sheets of American Airlines Group Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Airlines Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Dallas, Texas

February 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Airlines Group Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows of American Airlines Group Inc. (the Company) (formerly AMR Corporation) for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of US Airways Group, Inc., a wholly-owned subsidiary of the Company, which statements reflect operating revenues constituting 3% of consolidated operating revenues for the year ended December 31, 2013. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly-owned subsidiary, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of American Airlines Group Inc.’s operations and its cash flows for the year ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Dallas, Texas

February 27, 2014 except for Note 7

as to which the date is February 25, 2015

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except shares and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Operating revenues:
Mainline passenger	$29,037	$30,802	$20,218
Regional passenger	6,475	6,322	3,131
Cargo	760	875	685
Other	4,718	4,651	2,709

Total operating revenues	40,990	42,650	26,743
Operating expenses:
Aircraft fuel and related taxes	6,226	10,592	7,839
Salaries, wages and benefits	9,524	8,508	5,460
Regional expenses	5,983	6,516	3,326
Maintenance, materials and repairs	1,889	2,051	1,260
Other rent and landing fees	1,731	1,727	1,152
Aircraft rent	1,250	1,250	768
Selling expenses	1,394	1,544	1,158
Depreciation and amortization	1,364	1,295	853
Special items, net	1,051	800	559
Other	4,374	4,118	2,969

Total operating expenses	34,786	38,401	25,344

Operating income	6,204	4,249	1,399
Nonoperating income (expense):
Interest income	39	31	20
Interest expense, net of capitalized interest	(880)	(887)	(856)
Other, net	(747)	(181)	(88)

Total nonoperating expense, net	(1,588)	(1,037)	(924)

Income before reorganization items, net	4,616	3,212	475
Reorganization items, net	—	—	(2,655)

Income (loss) before income taxes	4,616	3,212	(2,180)
Income tax provision (benefit)	(2,994)	330	(346)

Net income (loss)	$7,610	$2,882	$(1,834)

Earnings (loss) per share:
Basic	$11.39	$4.02	$(6.54)
Diluted	$11.07	$3.93	$(6.54)
Weighted average shares outstanding (in thousands):
Basic	668,393	717,456	280,213
Diluted	687,355	734,016	280,213
Cash dividends declared per common share	$0.40	$0.20	$—

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$7,610	$2,882	$(1,834)
Other comprehensive income (loss):
Defined benefit pension plans and retiree medical:
Amortization of actuarial loss and prior service cost	(108)	(163)	(142)
Current year change	(51)	(2,633)	1,577
Derivative financial instruments:
Change in fair value	—	(54)	18
Reclassification into earnings	(9)	(4)	34
Unrealized loss on investments:
Net change in value	(5)	(3)	(1)
Reversal of non-cash tax provision (benefit)	—	330	(538)

Total other comprehensive income (loss)	(173)	(2,527)	948

Total comprehensive income (loss)	$7,437	$355	$(886)

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 31,
	2015	2014
ASSETS
Current assets
Cash	$390	$994
Short-term investments	5,864	6,309
Restricted cash and short-term investments	695	774
Accounts receivable, net	1,425	1,771
Aircraft fuel, spare parts and supplies, net	863	1,004
Prepaid expenses and other	748	898

Total current assets	9,985	11,750
Operating property and equipment
Flight equipment	33,185	28,213
Ground property and equipment	6,402	5,900
Equipment purchase deposits	1,067	1,230

Total property and equipment, at cost	40,654	35,343
Less accumulated depreciation and amortization	(13,144)	(12,259)

Total property and equipment, net	27,510	23,084
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $502 and $447, respectively	2,249	2,240
Deferred tax asset	2,477	—
Other assets	2,103	2,060

Total other assets	10,920	8,391

Total assets	$48,415	$43,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$2,231	$1,677
Accounts payable	1,563	1,377
Accrued salaries and wages	1,205	1,194
Air traffic liability	3,747	4,252
Loyalty program liability	2,525	2,807
Other accrued liabilities	2,334	2,097

Total current liabilities	13,605	13,404
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	18,330	16,043
Pension and postretirement benefits	7,450	7,562
Deferred gains and credits, net	667	829
Bankruptcy settlement obligations	193	325
Other liabilities	2,535	3,041

Total noncurrent liabilities	29,175	27,800
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.01 par value; 1,750,000,000 shares authorized 624,622,381 shares issued and outstanding at December 31, 2015; 697,474,535 shares issued and outstanding at December 31, 2014	6	7
Additional paid-in capital	11,591	15,135
Accumulated other comprehensive loss	(4,732)	(4,559)
Accumulated deficit	(1,230)	(8,562)

Total stockholders’ equity	5,635	2,021

Total liabilities and stockholders’ equity	$48,415	$43,225

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$7,610	$2,882	$(1,834)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,609	1,513	1,020
Debt discount and lease amortization	(122)	(171)	—
Special items, non-cash	273	52	95
Pension and postretirement	(193)	(163)	(154)
Deferred income taxes	(3,014)	346	(324)
Share-based compensation	284	304	39
Reorganization items, non-cash	—	—	2,112
Interest expense, non-cash	—	—	181
Other, net	(12)	3	(76)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	352	(160)	(93)
Increase in other current assets	(90)	(45)	(29)
Decrease in derivative collateral	—	—	1
Increase in accounts payable and accrued liabilities	173	110	71
Increase (decrease) in air traffic liability	(505)	(97)	150
Increase (decrease) in loyalty program liability	(295)	(229)	38
Contributions to pension plans	(6)	(810)	(494)
Increase (decrease) in other assets and liabilities	185	(455)	(28)

Net cash provided by operating activities	6,249	3,080	675
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(6,151)	(5,311)	(3,114)
Acquisition of US Airways Group	—	—	206
Purchases of short-term investments	(8,126)	(5,380)	(3,342)
Sales of short-term investments	8,517	7,179	2,161
Decrease in restricted cash and short-term investments	79	261	147
Net proceeds from slot transaction	—	307	—
Proceeds from sale of an investment	52	—	—
Proceeds from sale of property and equipment	35	33	128

Net cash used in investing activities	(5,594)	(2,911)	(3,814)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(2,153)	(3,132)	(2,926)
Proceeds from issuance of long-term debt	5,009	3,302	5,134
Deferred financing costs	(87)	(106)	(120)
Sale-leaseback transactions	43	811	1,700
Exercise of stock options	—	10	—
Treasury stock repurchases	(3,846)	(1,062)	—
Dividend payments	(278)	(144)	—
Other financing activities	53	6	11

Net cash provided by (used in) financing activities	(1,259)	(315)	3,799

Net increase (decrease) in cash	(604)	(146)	660
Cash at beginning of year	994	1,140	480

Cash at end of year	$390	$994	$1,140

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2012	254	4,568	(367)	(2,980)	(9,462)	(7,987)
Net loss	—	—	—	—	(1,834)	(1,834)
Changes in pension, retiree medical and other liability	—	—	—	1,435	—	1,435
Net changes in fair value of derivative financial instruments	—	—	—	52	—	52
Reversal of non-cash tax benefit	—	—	—	(538)	—	(538)
Issuance of 6,249,185 shares to employees pursuant to stock option and deferred stock incentive plans	6	2	—	—	—	8
Issuance of 37,208,354 shares in exchange for redemption of AMR Corporation debt	37	484	—	—	—	521
Cancellation of pre-reorganization common stock	(297)	(70)	367	—	—	—
Issuance of 319,412,943 shares of post-reorganization common stock	3	592	—	—	—	595
Issuance of 197,363,088 shares in exchange for US Airways Group common stock	2	4,590	—	—	—	4,592
Equity component of US Airways Group convertible debt assumed in Merger	—	88	—	—	—	88
Issuance of 9,993,882 shares for Optional Conversion of Preferred Shares	—	269	—	—	—	269
Share-based compensation expense	—	69	—	—	—	69
Issuance of 35,609 shares to employees pursuant to stock option and deferred stock incentive plans	—	—	—	—	—	—
Change in unrealized loss on investments	—	—	—	(1)	—	(1)

Balance at December 31, 2013	5	10,592	—	(2,032)	(11,296)	(2,731)
Net income	—	—	—	—	2,882	2,882
Changes in pension, retiree medical and other liability	—	—	—	(2,796)	—	(2,796)
Net changes in fair value of derivative financial instruments	—	—	—	(58)	—	(58)
Reversal of non-cash tax benefit	—	—	—	330	—	330
Cash tax withholding on shares issued	—	(110)	—	—	—	(110)
Purchase and retirement of 23,406,472 of AAG Common Stock	—	(1,000)	—	—	—	(1,000)
Dividends declared on common stock ($0.20 per share)	—	—	—	—	(148)	(148)
US Airways Group convertible debt settled with cash	—	(154)	—	—	—	(154)
Issuance of 5,701,776 shares of common stock pursuant to employee stock plans	—	10	—	—	—	10
Issuance of 57,393,096 shares of post-reorganization common stock	1	1,604	—	—	—	1,605
Issuance of 130,980,613 shares for Optional Conversion of Preferred Shares	1	3,889	—	—	—	3,890
Share-based compensation expense	—	304	—	—	—	304
Change in unrealized loss on investments	—	—	—	(3)	—	(3)

Balance at December 31, 2014	7	15,135	—	(4,559)	(8,562)	2,021
Net income	—	—	—	—	7,610	7,610
Changes in pension, retiree medical and other liability	—	—	—	(159)	—	(159)
Net changes in fair value of derivative financial instruments	—	—	—	(9)	—	(9)
Cash tax withholding on shares issued	—	(306)	—	—	—	(306)
Purchase and retirement of 85,141,691 shares of AAG Common Stock	(1)	(3,585)	—	—	—	(3,586)
Dividends declared on common stock ($0.40 per share)	—	—	—	—	(278)	(278)
Issuance of 12,289,537 shares of common stock pursuant to employee stock plans	—	—	—	—	—	—
Settlement of Single-dip unsecured claims held in distributed claims reserve	—	63	—	—	—	63
Share-based compensation expense	—	284	—	—	—	284
Change in unrealized loss on investments	—	—	—	(5)	—	(5)

Balance at December 31, 2015	$6	$11,591	$—	$(4,732)	$(1,230)	$5,635

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

1.  Nature of Operations and Operating Environment

American Airlines Group Inc. (AAG or the Company), a Delaware corporation, is a holding company whose primary business activity is the operation of a major network air carrier through its subsidiaries, American Airlines, Inc. (American) and its wholly-owned regional subsidiaries, Envoy Aviation Group Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA) that operate under capacity purchase agreements as American Eagle.

The Company has hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. Together with American Eagle, the Company operates an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries. In 2015, the Company had approximately 201 million passengers boarding its mainline and regional flights. As of December 31, 2015, the Company operated 946 mainline aircraft and is supported by its regional airline subsidiaries and third-party regional carriers operating as American Eagle under capacity purchase agreements, which operated an additional 587 regional aircraft.

On December 30, 2015, in order to simplify AAG’s internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, Inc. (US Airways Group), AAG caused US Airways Group to be merged with and into AAG, with AAG as the surviving corporation, and, immediately thereafter, US Airways, Inc. (US Airways), a Delaware corporation and wholly-owned subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. As a result of the merger of US Airways and American, US Airways transferred all of its assets, liabilities and off-balance sheet commitments to American. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and was accounted for at historical cost. As part of the transfer of assets and liabilities to American, all of US Airways’ obligations with respect to certain pass through trusts and the leases of related aircraft and engines were transferred to American.

As of December 31, 2015, the Company employed approximately 118,500 active full-time equivalent employees, of which 19,600 were employed by its regional operations. Approximately 82% of employees are covered by collective bargaining agreements with various labor unions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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

Pursuant to the Plan, all shares of AMR common stock outstanding prior to the Effective Date were canceled. AAG’s Certificate of Incorporation, which was approved in connection with the Plan, authorizes the issuance of 1.75 billion new shares of AAG Common Stock and 200 million shares of AAG Series A Preferred Stock, par value $0.01 per share (AAG Series A Preferred Stock). Of the authorized AAG Series A Preferred Stock, approximately 168 million shares were designated “Series A Convertible Preferred Stock,” with a stated value of $25.00 per share, and issued in accordance with the Plan. AAG Common Stock is listed on the NASDAQ Global Select Market under the symbol “AAL” and began trading on December 9, 2013. AAG Series A Preferred Stock was listed on the NASDAQ Global Select Market under the symbol “AALCP” from December 9, 2013 until its final mandatory conversion on April 8, 2014. In addition, the 2013 Incentive Award Plan (the 2013 Plan) authorizes the grant of awards for the issuance of 40 million shares of AAG Common Stock plus any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. In addition, any shares that were available for issuance under the US Airways Group 2011 Incentive Award Plan (the 2011 Plan) as of the effective date of the Merger may be used for awards under the 2013 Plan; provided, that awards using such available shares shall not be made after the date awards or grants could have been made under 2011 Plan and shall only be made to individuals who were not providing services to AMR prior to the Merger.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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

The Plan contemplated the distribution of up to 756 million shares of AAG Common Stock, however this amount was reduced by approximately 20 million shares because certain tax withholdings for employees were paid in cash as permitted under the Plan. In accordance with the Plan, the Company issued the remaining shares of AAG Common Stock over the 120-day distribution period, except for shares held in the Disputed Claims Reserve. In addition, pursuant to the Plan, approximately 197 million shares of AAG Common Stock were distributed to holders of outstanding shares of US Airways Group common stock.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve that was initially issued 30.4 million shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As of December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and the Company repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As of December 31, 2015, there were approximately 25.3 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to the Company but rather will be distributed to former AMR stockholders as of the Effective Date. The Company is not required to distribute additional shares above the limits contemplated by the Plan described above.

In addition, from the Effective Date through December 31, 2015, the Company has made the following cash disbursements under the Plan:

•	$385 million in cash to the pension plans in connection with missed contributions to the pension plans during the Chapter 11 Cases and interest and penalty interest thereon;

•	$108 million in cash to holders in partial or full satisfaction of their claims, including to holders of administrative claims, and state and local priority tax claims;

•	$196 million in cure payments to holders of secured debt; and

•	Approximately $570 million for payroll and other taxes associated with equity distributions to employees and distributions from the Disputed Claims Reserve.

Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 15 for more information.

The reconciliation process with respect to the remaining claims will take considerable time post-emergence. The Company’s estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in bankruptcy settlement obligations on the Company’s consolidated balance sheet as of December 31, 2015. As these claims are resolved, or where better information becomes available and is evaluated, the Company will make adjustments to the liabilities recorded on the Company’s consolidated financial statements as appropriate. Any such adjustments could be material to the Company’s financial position or results of operations in any given period.

Availability and Utilization of Net Operating Losses

Upon emergence from bankruptcy, the Debtors experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which could potentially limit the ability to utilize certain tax attributes including the Debtors’ substantial net operating losses (NOLs). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. The Debtors elected to be covered by certain special rules for federal income tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

purposes that permitted approximately $9.0 billion (with $6.6 billion of unlimited NOL still remaining at December 31, 2015) of the federal NOLs carried over from prior taxable years (NOL Carryforwards) to be utilized without regard to the annual limitation generally imposed by Section 382. See Note 10 for additional information related to tax matters.

Moreover, an ownership change subsequent to the Debtors’ emergence from bankruptcy may further limit or effectively eliminate the ability to utilize the Debtors’ NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on the Debtors’ ability to utilize the NOL Carryforwards, AAG’s Restated Certificate of Incorporation (the Certificate of Incorporation) contains transfer restrictions applicable to certain substantial stockholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of the Certificate of Incorporation was attached as Exhibit 3.1 to a Current Report on Form 8-K filed by the Company with the SEC on December 9, 2013.

Reorganization Items, Net

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the consolidated statement of operations for the year ended December 31, 2013 (in millions):

December 31, 2013
Labor-related deemed claim (1)	$1,733
Aircraft and facility financing renegotiations and rejections (2),(3)	325
Fair value of conversion discount (4)	218
Professional fees	199
Other	180

Total reorganization items, net	$2,655

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(4)

The Plan allowed unsecured creditors receiving AAG Series A Preferred Stock a conversion discount of 3.5%. Accordingly, the Company recorded the fair value of such discount upon the confirmation of the Plan by the Bankruptcy Court.

3.  Bankruptcy Settlement Obligations

As of December 31, 2015 and 2014, the components of bankruptcy settlement obligations on the consolidated balance sheets are as follows (in millions):

	December 31,
	2015	2014
Single-Dip Equity Obligations	$147	$248
Labor-related deemed claim	46	77

Total	$193	$325

The Single-Dip Equity Obligations, while outstanding, do not vote or participate in accordance with the terms of the Plan. These equity obligations, representing the amount of total Single-Dip Unsecured Claims not satisfied through the issuance of AAG Series A Preferred Stock at the Effective Date, represented an unconditional obligation to transfer a variable number of shares of AAG Common Stock based predominantly on a fixed monetary amount known at inception, and, as such, were not treated as equity, but rather as liabilities, until the 120th day after emergence, which was April 8, 2014. As of April 8, 2014, the Company has issued shares of AAG Common Stock to satisfy the obligation amount at emergence, plus accrued dividends of 12% per annum, calculated daily, through such date, based on the volume weighted average price of the shares of AAG Common Stock, at a 3.5% discount, as specified in the Plan. The amount of the remaining Single-Dip Equity Obligations at December 31, 2015 is the Company’s estimate of its obligation for disputed claims of $147 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at December 31, 2015. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

In exchange for employees’ contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. From the Effective Date through December 31, 2015, the Company has made distributions of $1.0 billion in AAG Common Stock and paid approximately $555 million in cash to cover payroll and other taxes related to the equity distributions. As of December 31, 2015, the liability to certain AMR labor groups and employees of $46 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such obligation, measured as if the obligation were settled using the closing price of AAG Common Stock at December 31, 2015. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

On February 10, 2015 and July 14, 2015, approximately 0.8 million and 0.6 million shares, respectively, of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and 0.1 million shares in the aggregate were withheld to fund cash tax obligations resulting from these distributions.

4.  Merger and Related Matters

Description of Transaction

As previously discussed in Note 2, on the Effective Date, the Debtors consummated their reorganization and the Merger pursuant to the Plan. The Merger has been accounted for as a business acquisition using the acquisition method of accounting in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805), with AAG considered the acquirer of US Airways Group. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The acquisition values have also been reflected in US Airways Group’s separate-entity financial statements as of December 9, 2013. The excess of the purchase price over the net fair value of assets and liabilities acquired was recorded as goodwill. Goodwill is not amortized, but is tested for impairment at least annually.

Slot Divestitures

As a stipulation for the Merger to be approved by the Department of Justice (DOJ), the Company was required to divest certain airport take off and landing rights (slots) at LaGuardia Airport (LGA) and Ronald Reagan Washington National Airport (DCA). In 2014, the Company divested the required DCA slots and received $307 million in cash as well as 24 slots at JFK. The Company recognized a net gain of $309 million related to these divestitures, which has been included in special items, net in the consolidated statement of operations. In 2013, the Company recognized a gain of $67 million related to the sale of the LGA slots, which has been included in special items, net in the consolidated statement of operations.

In 2013, the European Commission cleared under the EU Merger Regulation the proposed merger between US Airways and American. As a consequence of the merger clearance process in the EU, the Company was required to make available one pair of London Heathrow slots for use by another carrier between London and Philadelphia, which the acquiring carrier can deploy on another London Heathrow city pair after operating the slots on London-Philadelphia for a period of not less than three consecutive years. In addition, along with the Company’s joint business agreement partners, the Company was required to make available for an initial period of up to seven years one pair of Heathrow slots for service between London and Miami that may be operated via an intermediate point. In connection with these requirements and upon making these slots available, in 2014, the Company recorded a $43 million non-cash charge, which has been included in special items, net in the consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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

Allocation of Consideration Transferred

The Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, with AAG treated as the acquirer of US Airways Group for accounting purposes. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The excess of the purchase price over the net fair value of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is not amortized, but is tested for impairment at least annually.

(In millions)
Cash	$206
Short-term investments	3,517
Other current assets	1,459
Operating property and equipment	5,536
Goodwill	4,091
Identifiable intangibles	1,501
Other noncurrent assets	123
Long-term debt and capital leases, including current portion	(6,026)
Air traffic liability	(1,417)
Loyalty program liability	(1,256)
Other liabilities assumed	(3,142)

Total purchase price	$4,592

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market, other than certain long-term debt assumed in the Merger. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of US Airways’ aircraft and operating leases. The market approach included prices and other relevant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

information generated by market transactions involving comparable assets, as well as pricing guides and other sources. The current market for the aircraft, the maintenance condition of the aircraft and the expected proceeds from the sale of the assets, among other factors, were considered. The market approach was utilized to value certain intangible assets such as airport take off and landing slots when sufficient market information was available. The income approach was primarily used to value intangible assets, including customer relationships, marketing agreements, certain international route authorities, and the US Airways tradename. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of US Airways’ Dividend Miles loyalty program liability was determined based on the weighted average equivalent ticket value of outstanding miles which were expected to be redeemed for future travel at December 9, 2013. The weighted average equivalent ticket value contemplates differing classes of service, domestic and international itineraries and the carrier providing the award travel.

Pro-forma Impact of the Merger

The Company’s unaudited pro-forma results presented below include the effects of the Merger as if it had been consummated as of January 1, 2012. The pro-forma results include the depreciation and amortization associated with the acquired tangible and intangible assets, lease and debt fair value adjustments, the elimination of any deferred gains or losses, adjustments relating to reflecting the fair value of the loyalty program liability and the impact of income changes on profit sharing expense, among others. In addition, the pro-forma results below reflect the impact of higher wage rates related to memorandums of understanding with US Airways’ pilots that became effective upon closing of the Merger, as well as the elimination of the Company’s reorganization items, net and Merger transition costs. However, the pro-forma results do not include any anticipated synergies or other expected benefits of the Merger. Accordingly, the unaudited pro-forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2012.

December 31, 2013
(In millions)
Revenue	$40,678
Net Income	2,526

5.  Basis of Presentation and Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements for the full years of 2015 and 2014 and the period from December 9, 2013 to December 31, 2013 include the accounts of the Company and its wholly-owned subsidiaries. For the periods prior to December 9, 2013, the consolidated financial statements do not include the accounts of US Airways Group. All significant intercompany transactions have been eliminated.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, business combination measurements, the loyalty program, pensions and retiree medical and other postretirement benefits and the deferred tax asset valuation allowance.

(b) Chapter 11 Matters

In accordance with GAAP, the Debtors (as defined in Note 2 above) applied ASC 852 “Reorganizations” (ASC 852) in preparing the consolidated financial statements for periods subsequent to the Chapter 11 Cases (as defined in Note 2 above). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases for 2013 are presented in reorganization items, net on the accompanying consolidated statement of operations.

(c) Restricted Cash and Short-term Investments

The Company has restricted cash and short-term investments related primarily to collateral held to support workers’ compensation obligations.

(d) Aircraft Fuel, Spare Parts, and Supplies, Net

Aircraft fuel, spare parts, and supplies, net are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is provided for aircraft spare parts and supplies.

(e) Operating Property and Equipment

Operating property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset. Interest capitalized for the years ended December 31, 2015, 2014 and 2013 was $52 million, $61 million and $47 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less. The depreciable lives used for the principal depreciable asset classifications are:

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

Equipment and property under capital leases are amortized over the term of the leases or, in the case of certain aircraft, over their expected useful lives. Lease terms vary but are generally 12 to 30 years for aircraft and three to 30 years for other leased equipment and property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of the assets and the net book value of the assets exceeds their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

(g) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but tested for impairment annually on October 1st or more frequently if events or circumstances indicate that goodwill may be impaired. The Company has one consolidated reporting unit.

Goodwill is measured for impairment by initially performing a qualitative screen and, if necessary, then comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. Based upon the Company’s annual measurement, there was no goodwill impairment in 2015.

(h) Other Intangibles, Net

Intangible assets consist primarily of airport slots, customer relationships, marketing agreements, international slots and route authorities, gate leasehold rights and tradenames. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table provides information relating to the Company’s amortizable intangible assets as of December 31, 2015 and 2014 (in millions):

	December 31,
	2015	2014
Domestic airport slots	$365	$365
Customer relationships	300	300
Marketing agreements	105	105
Tradenames	35	35
Airport gate leasehold rights	137	138
Accumulated amortization	(502)	(447)

Total	$440	$496

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. The customer relationships, marketing agreements and tradenames were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately nine years, 30 years and 15 months, respectively.

The Company recorded amortization expense related to these intangible assets of approximately $55 million, $81 million and $20 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company expects to record annual amortization expense for the aforementioned definite-life intangible assets as follows (in millions):

2016	$50
2017	46
2018	42
2019	42
2020	42
2021 and thereafter	218

Total	$440

The Company’s indefinite-lived assets include certain international slots and route authorities and domestic airport slots. Indefinite-lived assets are not amortized but instead are reviewed for impairment annually on October 1st or more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2015 and 2014, the Company had $1.8 billion and $1.7 billion, respectively, of indefinite-lived intangible assets on its consolidated balance sheets.

The Company’s indefinite-lived intangible assets are reviewed for impairment by initially performing a qualitative screen to determine whether the Company believes it is more likely than not that an asset has been impaired. If the Company believes an impairment has occurred, the Company then evaluates for impairment by comparing the estimated fair value of assets to the carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. Based upon the Company’s annual review, there was no indefinite-lived intangible asset impairment in 2015.

(i) Loyalty Program

The Company currently operates the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American and oneworld carriers, as well as certain other partner airlines that participate in the program. Mileage credits can also be earned through purchases from other non-airline partners that participate in the Company’s loyalty program. Mileage credits can be redeemed for travel on American or other participating partner airlines, in which case the Company pays a fee.

The Company uses the incremental cost method to account for the portion of its loyalty program liability incurred when AAdvantage members earn mileage credits by flying on American or its regional affiliates. The Company has an obligation to provide future travel when these mileage credits are redeemed and therefore has recorded a liability for mileage credits outstanding.

The incremental cost liability includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, the Company estimates how many mileage credits will never be redeemed for travel and excludes those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the consolidated statements of operations as a part of passenger revenue.

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

As of December 31, 2015 and 2014, the liability for outstanding mileage credits for the AAdvantage program accounted for under the incremental cost method was $657 million and $674 million, respectively, and is included on the consolidated balance sheets within loyalty program liability.

In addition, the Company applied the acquisition method of accounting in connection with the Merger and therefore recorded the liability for outstanding US Airways’ mileage credits at fair value, an amount significantly in excess of incremental cost. As of December 31, 2015 and 2014, the liability for these outstanding mileage credits expected to be redeemed for future travel awards was $296 million and $611 million, respectively, and is included on the consolidated balance sheets within loyalty program liability. This liability is amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel. All new miles earned will be recorded as a liability based on the incremental cost method discussed above.

American also sells loyalty program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to non-airline business partners is comprised of two components, transportation and marketing. Historically, the Company has used the residual method of accounting to determine the values of each component as there had not been a material modification to any significant agreements since the adoption of Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” on January 1, 2011.

In 2013, American and Citibank amended their AAdvantage co-branded credit card agreement, which resulted in a material modification of the terms of the arrangement. Also, in connection with the acquisition of US Airways on December 9, 2013, a material modification occurred on all of US Airways’ agreements in connection with the Merger. Therefore, subsequent to the amendments of these arrangements, the Company applied the relative selling price method to determine the values of each deliverable. Under the relative selling price approach, the Company identified five revenue elements for the co-branded credit card agreements with Citibank and Barclays: the transportation component; use of the American brand including access to loyalty program member lists; advertising; lounge access; and baggage services (together excluding the transportation component, the marketing component).

The transportation component represents the estimated selling price of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and is amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel.

The marketing component represents services provided to the Company’s business partners and relates primarily to the use of the American brand including access to loyalty program member lists. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Upon application of the relative selling price method in 2013 for American’s Citibank modification, the Company reduced its travel component liability and recorded other revenue of approximately $31 million. As a result of the change in the marketing component value when the relative selling price method is applied, the Company now defers less revenue per mile sold.

As of December 31, 2015 and 2014, the Company had $1.5 billion in deferred revenue from the sale of mileage credits (recorded within loyalty program liability on the consolidated balance sheets). For the years ended December 31, 2015, 2014 and 2013, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $1.5 billion, $1.4 billion and $834 million, respectively.

(j) Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. The Company’s air traffic liability was $3.7 billion and $4.3 billion as of December 31, 2015 and 2014, respectively.

The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of the Company’s historical data. The Company and other airline industry participants have consistently applied this accounting method to estimate revenue from forfeited tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of the Company’s estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

The Company purchases capacity, or ASMs, generated by its wholly-owned regional air carriers and the capacity of third-party carriers including Air Wisconsin Airlines Corporation (Air Wisconsin), Republic Airline Inc. (Republic), Mesa Airlines, Inc. (Mesa), SkyWest Airlines, Inc. (SkyWest), ExpressJet Airlines, Inc. (ExpressJet), Compass Airlines, LLC (Compass) and Trans States Airlines, Inc. (Trans States) in certain markets. The Company’s wholly-owned regional air carriers and third-party carriers operate regional aircraft as part of American Eagle carriers. The Company classifies revenues generated from transportation on these carriers as regional passenger revenues. Liabilities related to tickets sold by the Company for travel on these air carriers are also included in the Company’s air traffic liability and are subsequently recognized as revenue in the same manner as described above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(l) Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising. Advertising expenses are expensed as incurred. Advertising expense was $110 million, $92 million and $166 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

(n) Deferred Gains and Credits, Net

Included within deferred gains and credits, net are amounts deferred and amortized into future periods associated with the adjustment of leases to fair value in connection with the application of acquisition accounting, deferred gains on the sale-leaseback of aircraft and certain vendor incentives. The Company periodically receives vendor incentives in connection with acquisition of aircraft and engines. These credits are deferred until aircraft and engines are delivered and then applied as a reduction to the cost of the related equipment.

(o) Foreign Currency Gains and Losses

Foreign currency gains and losses are recorded as part of other nonoperating expense, net in the consolidated statements of operations. Foreign currency losses for 2015, 2014 and 2013 were $751 million, $114 million and $56 million, respectively. The 2015 period included a $592 million special charge to write off all of the value of Venezuelan bolivars held by the Company due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

(p) Other Operating Expenses

Other operating expenses includes expenses associated with ground and cargo handling, crew travel, aircraft food and catering, passenger accommodation, airport security, international navigation fees and certain general and administrative expenses.

(q) Regional Expenses

Expenses associated with the Company’s wholly-owned regional airlines and third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the consolidated statements of operations. Regional expenses consist of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Aircraft fuel and related taxes	$1,230	$2,009	$1,120
Salaries, wages and benefits	1,187	1,140	692
Capacity purchases from third-party regional carriers (1)	1,591	1,475	269
Maintenance, materials and repairs	305	367	284
Other rent and landing fees	476	419	236
Aircraft rent	7	35	4
Selling expenses	333	307	154
Depreciation and amortization	243	217	168
Special items, net	29	24	8
Other	582	523	391

Total regional expenses	$5,983	$6,516	$3,326

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(1)	For the years ended December 31, 2015 and 2014, the component of capacity purchase expenses related to aircraft deemed to be leased was approximately $492 million and $447 million, respectively.

(r) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s consolidated financial statements.

On February 18, 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810).” ASU 2015-02 amends both the variable interest entity and voting interest entity consolidation models. The standard is effective for public reporting entities in fiscal periods beginning after December 15, 2015, and early adoption is permitted. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application, represents a change in accounting principle and is effective for fiscal years beginning after December 15, 2015. The Company early adopted this standard during the fourth quarter 2015, utilizing retrospective application as permitted. As such, certain prior period amounts have been reclassified to conform to the current presentation. As a result, the Company reclassified $184 million of debt issuance costs within other assets to reduce current maturities of long-term debt and capital leases by $31 million and to reduce long-term debt and capital leases by $153 million on the consolidated balance sheet as of December 31, 2014.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” Under ASU 2015-07, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. ASU 2015-07 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which changes how deferred taxes are classified on the balance sheet. ASU 2015-17 eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent on the balance sheet. Deferred tax liabilities and assets are now required to be classified as noncurrent on the balance sheet. Entities have the choice to apply ASU 2015-17 either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The update is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The Company early adopted this standard during the fourth quarter 2015, utilizing retrospective application as permitted. As such, certain prior period amounts have been reclassified to conform to the current presentation. As a result, the Company reclassified $361 million of current deferred income tax assets within prepaid expenses and other to reduce deferred income taxes within other liabilities on the consolidated balance sheet as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

6.  Special Items, Net

The Company’s special items, net on the consolidated statements of operations are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Mainline operating special items, net (1)	$1,051	$800	$559

(1)

The 2015 mainline operating special items totaled a net charge of $1.1 billion, which principally included $1.0 billion of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training.

The 2014 mainline operating special items totaled a net charge of $800 million, which principally included $810 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, the Company recorded a net charge of $81 million for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations and an $81 million charge to revise prior estimates of certain aircraft residual values and other spare parts asset impairments. These charges were offset in part by a $309 million gain on the sale of slots at DCA.

The 2013 mainline operating special items, net principally included $443 million of merger related expenses related to the alignment of labor union contracts, professional fees, severance, share-based compensation and fees for US Airways to exit the Star Alliance and its codeshare agreement with United Airlines. In addition, the Company recorded a $107 million charge related to American’s pilot long-term disability obligation, a $43 million charge for workers’ compensation claims and a $33 million aircraft impairment charge. These charges were offset in part by a $67 million gain on the sale of slots at LGA.

The following additional amounts are also included in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Other revenue special item, net (1)	$—	$—	$(31)
Regional operating special items, net (2)	29	24	8
Nonoperating special items, net (3)	594	132	211
Reorganization items, net (4)	—	—	2,655
Income tax special items, net (5)	(3,015)	346	(324)

(1)

The 2013 other revenue special item, net included a credit to other revenues related to a change in accounting method resulting from the modification of American’s AAdvantage miles agreement with Citibank.

(2)	The 2015 regional operating special items, net principally related to merger integration expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The 2014 regional operating special items, net consisted primarily of a $24 million charge due to a new pilot labor contract at the Company’s Envoy regional subsidiary, as well as $7 million of merger integration expenses, offset in part by an $8 million gain on the sale of certain spare parts.

(3)

The 2015 nonoperating special items totaled a net charge of $594 million, which principally included a $592 million charge to write off all of the value of Venezuelan bolivars held by the Company due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

The 2014 nonoperating special items totaled a net charge of $132 million, which principally included a $43 million charge for Venezuelan foreign currency losses, $56 million of early debt extinguishment costs primarily related to the prepayment of 7.50% senior secured notes and other indebtedness and $33 million of non-cash interest accretion on bankruptcy settlement obligations.

The 2013 nonoperating special items, net consisted of interest charges of $138 million primarily to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and penalty interest related to 10.5% secured notes and 7.50% senior secured notes, a $54 million charge related to the premium on tender for existing enhanced equipment trust certificates (EETC) financings and the write-off of debt issuance costs and $19 million in charges related to the repayment of existing EETC financings.

(4)

In 2013, the Company recognized reorganization expenses as a result of the filing of voluntary petitions for relief under Chapter 11. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(5)

In 2015, income tax special items totaled a net credit of $3.0 billion. In connection with the preparation of the Company’s financial statements for the fourth quarter of 2015, management determined that it was more likely than not that substantially all of its deferred tax assets, which include its NOLs, would be realized. Accordingly, the Company reversed $3.0 billion of the valuation allowance as of December 31, 2015, which resulted in a special $3.0 billion non-cash tax benefit recorded in the consolidated statement of operations for 2015.

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

In 2013, income tax special items, net included a $538 million non-cash income tax benefit from continuing operations. The Company is required to consider all items (including items recorded in OCI) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on OCI. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on OCI is recorded directly to accumulated other comprehensive income (loss), which is a component of stockholders’ equity. Because the income tax expense on OCI is equal to the income tax benefit from continuing operations, the Company’s year-end net deferred tax position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount the Company believed was more likely than not to be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

7.  Earnings (Loss) Per Share

Pursuant to the Plan and the Merger Agreement, holders of AMR common stock formerly traded under the symbol “AAMRQ” received shares of AAG Common Stock principally over the 120-day distribution period following the Effective Date. In accordance with GAAP, the 2013 weighted average shares and earnings (loss) per share calculations have been adjusted to retrospectively reflect these distributions which were each made at the rate of approximately 0.7441 shares of AAG Common Stock per share of AMR common stock. Former holders of AMR common stock as of the Effective Date may in the future receive additional distributions of AAG Common Stock dependent upon the ultimate distribution of shares of AAG Common Stock to holders of disputed claims. Thus, the shares and related earnings per share calculations prior to the Effective Date may change in the future to reflect additional retrospective adjustments for future AAG Common Stock distributions to former holders of AMR common stock.

As of December 31, 2015, all shares pursuant to the Plan have been issued and are outstanding for purposes of the Company’s basic and diluted earnings per share calculation in connection with the conversion of AAG Series A Preferred Stock and satisfaction of other bankruptcy settlement obligations related to allowed unsecured claims, including disputed claims, labor-related deemed claims and former holders of AMR common stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except share and per share amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Basic Earnings (Loss) Per Share:
Net income (loss)	$7,610	$2,882	$(1,834)
Weighted-average shares outstanding (in thousands)	668,393	717,456	280,213

Basic earnings (loss) per share	$11.39	$4.02	$(6.54)

Diluted Earnings (Loss) Per Share:
Net income (loss)	$7,610	$2,882	$(1,834)
Change in fair value of conversion feature on 7.25% convertible senior notes (a)	—	3	—

Net income (loss) for purposes of computing diluted earnings (loss) per share	$7,610	$2,885	$(1,834)
Share computation for diluted earnings (loss) per share (in thousands):
Weighted-average shares outstanding	668,393	717,456	280,213
Dilutive effect of stock awards	18,962	15,603	—
Assumed conversion of convertible senior notes	—	957	—

Weighted average common shares outstanding – as adjusted	687,355	734,016	280,213

Diluted earnings (loss) per share	$11.07	$3.93	$(6.54)

The following were excluded from the calculation of diluted earnings (loss) per share (in thousands):
Stock options, SARs and RSUs because inclusion would be antidilutive	764	226	7,674

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

8.  Share Repurchase Programs and Dividends

Since July 2014, the Company’s Board of Directors have approved several share repurchase programs aggregating $7.0 billion of authority of which, as of December 31, 2015, $2.4 billion of authority remained unused under repurchase programs which are to be completed no later than December 31, 2016. Share repurchases under the repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The programs do not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company’s discretion.

During the year ended December 31, 2015, the Company repurchased 85.1 million shares of AAG Common Stock for $3.6 billion at a weighted average cost per share of $42.09. During the year ended December 31, 2014, the Company repurchased 23.4 million shares of AAG Common Stock for $1.0 billion at a weighted average cost per share of $42.72. Since the inception of the share repurchase programs in July 2014, the Company has repurchased 108.5 million shares of AAG Common Stock for $4.6 billion at a weighted average cost per share of $42.23.

The Company’s Board of Directors declared the following cash dividends:

Year Ended December 31	Period	Per share	For stockholders of record as of	Payable on
2015	Fourth Quarter	$0.10	November 5, 2015	November 19, 2015
	Third Quarter	0.10	August 10, 2015	August 24, 2015
	Second Quarter	0.10	May 4, 2015	May 18, 2015
	First Quarter	0.10	February 9, 2015	February 23, 2015

2014	Fourth Quarter	$0.10	November 3, 2014	November 17, 2014
	Third Quarter	0.10	August 4, 2014	August 18, 2014
The total cash payment for dividends during the years ended December 31, 2015 and 2014 was $278 million and $144 million, respectively. Any future dividends that may be declared and paid from time to time under the Company’s capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The Company’s capital deployment program does not obligate it to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at the Company’s discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

9.  Debt

Long-term debt and capital lease obligations included in the consolidated balance sheets consisted of (in millions):

	December 31,
	2015	2014
Secured
2013 Credit Facilities, variable interest rate of 3.25%, installments through 2020 (a)	$1,867	$1,872
2014 Credit Facilities, variable interest rate of 3.50%, installments through 2021 (b)	743	750
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019 (c)	980	990
2013 Citicorp Credit Facility tranche B-2, variable interest rate of 3.00%, installments through 2016 (c)	588	594
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.38% to 9.75%, maturing from 2017 to 2027 (d)	8,693	7,028
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.63% to 8.48%, maturing from 2016 to 2027 (e)	4,183	2,952
Special facility revenue bonds, fixed interest rates ranging from 2.00% to 8.00%, maturing from 2016 to 2035 (f)	1,080	1,100
AAdvantage Loan (g)	—	433
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2016 to 2028 (e)	923	994

	19,057	16,713

Unsecured
5.50% senior notes, interest only payments until due in 2019 (h)	750	750
6.125% senior notes, interest only payments until due in 2018 (i)	500	500
4.625% senior notes, interest only payments until due in 2020 (j)	500	—

	1,750	1,250

Total long-term debt and capital lease obligations	20,807	17,963
Less: Total unamortized debt discount and debt issuance costs	246	243
Less: Current maturities	2,231	1,677

Long-term debt and capital lease obligations, net of current maturities	$18,330	$16,043

The table below shows availability under revolving credit facilities, all of which were undrawn, as of December 31, 2015 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts, airport leasehold rights, route authorities and airport slots. At December 31, 2015, the Company was operating 35 aircraft under capital leases. Leases can generally be renewed at rates based on fair market value at the end of the lease term for a number of additional years. At December 31, 2015, the maturities of long-term debt and capital lease obligations are as follows (in millions):

2016	$2,266
2017	1,598
2018	2,134
2019	3,378
2020	3,587
2021 and thereafter	7,844

Total	$20,807

(a) 2013 Credit Facilities

On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, restated, amended and restated or otherwise modified, the 2013 Credit Agreement) with Deutsche Bank AG New York Branch, as administrative agent, and certain lenders that originally provided for a $1.9 billion term loan facility scheduled to mature on June 27, 2019 (the 2013 Term Loan Facility) and a $1.0 billion revolving credit facility scheduled to mature on June 27, 2018 (the 2013 Revolving Facility). The maturity of the term loan facility was subsequently extended to June 2020 and the revolving credit facility commitments were subsequently increased to $1.4 billion with an extended maturity date of October 10, 2020, all of which is further described below.

On May 21, 2015, American amended and restated the 2013 Credit Agreement pursuant to which it refinanced the 2013 Term Loan Facility (the $1.9 billion 2015 Term Loan Facility and, together with the 2013 Revolving Facility, the 2013 Credit Facilities) to extend the maturity date to June 2020 and reduce the LIBOR margin from 3.00% to 2.75%. In addition, American entered into certain amendments to reflect the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The $1.9 billion 2015 Term Loan Facility is repayable in annual installments, with the first installment in an amount equal to 1.25% of the principal amount commencing on June 27, 2016 and installments thereafter, in an amount equal to 1.0% of the principal amount, with any unpaid balance due on the maturity date. As of December 31, 2015, $1.9 billion of principal was outstanding under the $1.9 billion 2015 Term Loan Facility. Voluntary prepayments may be made by American at any time.

On October 10, 2014, American and AAG amended the 2013 Credit Agreement to extend the maturity date of the 2013 Revolving Facility to October 10, 2019 and increased the commitments thereunder to an aggregate principal amount of $1.4 billion while reducing the letter of credit commitments thereunder to $300 million. On October 26, 2015, American, AAG, US Airways Group and US Airways amended the 2013 Credit Agreement to extend the maturity date of the 2013 Revolving Facility to October 10, 2020. The 2013 Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder. As of December 31, 2015, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.

The 2013 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75%, with respect to the $1.9 billion 2015 Term Loan Facility) plus a LIBOR margin of 3.00% with respect to the 2013 Revolving Facility and 2.75% with respect to the $1.9 billion 2015 Term Loan Facility; provided that American’s corporate credit rating is Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin would be 2.50% for the $1.9 billion 2015 Term Loan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Facility. As of December 31, 2015, American satisfied this ratings test and accordingly, the LIBOR margin for the $1.9 billion 2015 Term Loan Facility was 2.50%. The 2013 Revolving Credit Facility is subject to an undrawn fee of 0.75%.

Upon consummation of the Merger, US Airways Group and US Airways joined the 2013 Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the 2013 Credit Facilities were automatically increased.

Subject to certain limitations and exceptions, the 2013 Credit Facilities are secured by certain collateral, including certain slots, route authorities and airport gate leasehold rights. The obligations of American under the 2013 Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Credit Facilities as further described below in “Collateral Related Covenants.”

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

(b) 2014 Credit Facilities

On October 10, 2014, American, AAG, US Airways Group and US Airways entered into a Credit and Guaranty Agreement (as amended, restated, amended and restated or otherwise modified, the 2014 Credit Agreement) with Citibank, N.A., as administrative agent, and certain lenders that originally provided for a $750 million term loan facility scheduled to mature on October 10, 2021 (the 2014 Term Loan Facility) and a $400 million revolving credit facility scheduled to mature on October 10, 2019 (the 2014 Revolving Facility). The revolving credit facility commitments were subsequently increased to $1.025 billion with an extended maturity date of October 10, 2020 as further described below.

On April 20, 2015, American amended and restated the 2014 Credit Agreement pursuant to which it refinanced the 2014 Term Loan Facility (the $750 million 2015 Term Loan Facility and, together with the 2014 Revolving Facility, the 2014 Credit Facilities) to reduce the LIBOR margin from 3.50% to 3.00% and entered into certain amendments to reflect the release of certain existing collateral and the addition of certain new collateral, as well as the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The $750 million 2015 Term Loan Facility is repayable in annual installments in an amount equal to 1.00% of the original principal balance with any unpaid balance due on the maturity date. As of December 31, 2015, $743 million of principal was outstanding under the $750 million 2015 Term Loan Facility. Voluntary prepayments may be made by American at any time.

On October 26, 2015, American, AAG, US Airways Group and US Airways amended the 2014 Credit Agreement to increase the commitments under the 2014 Revolving Facility to an aggregate principal amount of $1.025 billion and extend the maturity date to October 10, 2020. The 2014 Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder. American may have letters of credit issued under the 2014 Revolving Facility in an aggregate amount outstanding at any time up to $300 million. As of December 31, 2015, there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The 2014 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75% in the case of the $750 million 2015 Term Loan Facility) plus a LIBOR margin of 3.00% with respect to the 2014 Revolving Facility and 3.00% with respect to the 2015 Term Loan Facility; provided that, American’s corporate credit rating is Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin would be 2.75% for the $750 million 2015 Term Loan Facility. As of December 31, 2015, American satisfied this ratings test and accordingly, the LIBOR margin for the $750 million 2015 Term Loan Facility was 2.75%. The 2014 Revolving Facility is subject to an undrawn fee of 0.75%.

Subject to certain limitations and exceptions, the 2014 Credit Facilities are secured by certain collateral, including certain slots, route authorities and airport gate leasehold rights. The obligations of American under the 2014 Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2014 Credit Facilities as further described below in “Collateral Related Covenants.”

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

(c) 2013 Citicorp Credit Facility

On May 23, 2013, US Airways entered into a term loan credit facility (as amended, the 2013 Citicorp Credit Facility) with Citicorp North America, Inc., as administrative agent, and certain lenders. US Airways Group guaranteed the obligations of US Airways under the 2013 Citicorp Credit Facility, and AAG and certain other subsidiaries of AAG are guarantors of those obligations. On December 30, 2015, in connection with the merger of US Airways Group with and into AAG and the merger of US Airways with and into American, AAG and American entered into an assumption agreement pursuant to which they assumed the obligations of US Airways Group and US Airways, respectively, in connection with the 2013 Citicorp Credit Facility.

The 2013 Citicorp Credit Facility consists of tranche B-1 term loans (Tranche B-1) and tranche B-2 term loans (Tranche B-2). As of December 31, 2015, $980 million of principal was outstanding under Tranche B-1 and $588 million of principal was outstanding under Tranche B-2. Voluntary prepayments may be made by American at any time.

The 2013 Citicorp Credit Facility bears interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. As of December 31, 2015, the applicable LIBOR margin was 2.75% for Tranche B-1 and 2.25% for Tranche B-2.

Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively (unless otherwise extended by the applicable parties), and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1.00% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.

Subject to certain limitations and exceptions, the obligations under the 2013 Citicorp Credit Facility are secured by liens on certain take off and landing slots at LGA, spare parts and certain other assets. The obligations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

of American under the 2013 Citicorp Credit Facility are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Citicorp Credit Facility as further described below in “Collateral Related Covenants.”

The 2013 Citicorp Credit Facility agreement contains events of default customary for similar financings, including a cross-default provision to certain other material indebtedness of American and certain of its affiliates. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Citicorp Credit Facility may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2013 Citicorp Credit Facility agreement) occurs, American will (absent an amendment or waiver) be required to repay the outstanding loans in full together with accrued interest thereon to the date of such prepayment. The 2013 Citicorp Credit Facility agreement includes affirmative, negative and financial covenants that, among other things, (a) require AAG and its restricted subsidiaries to maintain unrestricted liquidity of not less than $2.0 billion, with not less than $750 million held in accounts subject to control agreements, and (b) restrict the ability of AAG and its subsidiaries party to the 2013 Citicorp Credit Facility to make certain investments, pay dividends and make certain other payments, make certain acquisitions, incur liens on the collateral, dispose of collateral, enter into certain affiliate transactions, enter into certain hedging transactions, and engage in certain business activities, in each case subject to certain exceptions.

(d) Aircraft Enhanced Equipment Trust Certificates (EETCs)

2015-1 EETCs

In March 2015, American created two pass-through trusts which issued approximately $1.2 billion aggregate face amount of Series 2015-1 Class A and Class B EETCs (the 2015-1 EETCs) in connection with the financing of 28 aircraft owned by American (the 2015-1 EETC Aircraft).

As of December 31, 2015, the entire $1.2 billion of the proceeds from the sale of the 2015-1 EETCs had been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $948 million bearing interest at 3.375% per annum and Series B equipment notes in the amount of $266 million bearing interest at 3.70% per annum. Interest and principal payments on the equipment notes are payable semi-annually in May and November of each year, which began in November 2015. The final payments on the Series A and Series B equipment notes are due in May 2027 and May 2023, respectively. These equipment notes are secured by liens on the 2015-1 EETC Aircraft.

2015-2 EETCs

In September 2015, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2015-2 Class AA, Class A and Class B EETCs (the 2015-2 EETCs) in connection with the financing of 21 aircraft owned by American (the 2015-2 EETC Aircraft).

As of December 31, 2015, the entire $1.1 billion of the proceeds from the sale of the 2015-2 EETCs had been used to purchase equipment notes issued by American in three series: Series AA equipment notes in the amount of $583 million bearing interest at 3.60% per annum, Series A equipment notes in the amount of $239 million bearing interest at 4.00% per annum and Series B equipment notes in the amount of $239 million bearing interest at 4.40% per annum. Interest and principal payments on the equipment notes are payable semi-annually in March and September of each year, with interest payments beginning in March 2016 and principal payments beginning in September 2016. The final payments on the Series AA and Series A equipment notes are due in September 2027 and the final payment on the Series B equipment notes is due in September 2023. These equipment notes are secured by liens on the 2015-2 EETC Aircraft.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(e) Other Aircraft Financing Transactions

In 2015, the Company prepaid $72 million principal amount of outstanding debt secured by certain aircraft.

In 2015, the Company entered into loan agreements to borrow $1.9 billion in connection with the financing of certain aircraft. The notes mature in 2022 through 2027 and bear interest at a rate of LIBOR plus an applicable margin averaging 1.82%.

(f) Obligations Associated with Special Facility Revenue Bonds

In December 2014, American acquired approximately $112 million aggregate principal amount of special facility revenue bonds related to the Tulsa International Airport, when such bonds were mandatorily tendered to American. The acquisition of these bonds resulted in an $11 million reduction of a capital lease obligation and a $50 million reduction of a long-term operating lease obligation included in other long-term liabilities on American’s consolidated balance sheet as of December 31, 2014. American exercised its option to remarket approximately $104 million of these bonds in May 2015. The remarketed bonds bear interest at 5.0% per annum from the date of initial issuance and delivery of the bonds on May 27, 2015, until the day preceding June 1, 2025, on which date the bonds will be subject to mandatory tender for purchase by American. In connection with the remarketing of these special facility revenue bonds, American received cash proceeds of $112 million. As of December 31, 2015, $11 million is reflected as a capital lease and $52 million is reflected in other long-term liabilities on American’s consolidated balance sheet.

In June 2015, American exercised its right to adjust the interest rate on approximately $365 million aggregate principal amount of special facility revenue bonds related to the John F. Kennedy International Airport, which were bearing interest at 8.50% per annum. In August 2015, these bonds were purchased by American and subsequently remarketed. The remarketed bonds bear interest at 2.00% per annum from the date of initial issuance and delivery of the bonds in August 2015, until August 2016, when the bonds will be subject to mandatory tender for purchase by American. The $365 million obligation is reflected in current maturities of long-term debt and capital leases on American’s consolidated balance sheet as of December 31, 2015.

(g) AAdvantage Loan

Effective January 2, 2015, American exercised its loan repayment right with respect to the full value of the outstanding balance of the AAdvantage Loan with Citibank for $400 million.

(h) 5.50% Senior Notes

In September 2014, the Company issued $750 million aggregate principal amount of 5.50% senior notes due 2019 (the 5.50% senior notes). These notes bear interest at a rate of 5.50% per annum, which is payable semi-annually in arrears on each April 1 and October 1, and began on April 1, 2015. The 5.50% senior notes mature on October 1, 2019 and are fully and unconditionally guaranteed by American. The 5.50% senior notes are senior unsecured obligations of the Company. The indenture for the 5.50% senior notes contains covenants and events of default generally customary for similar financings. In addition, if the Company experiences specific kinds of changes of control, the Company must offer to repurchase the 5.50% senior notes at a price of 101% of the principal amount plus accrued and unpaid interest, if any, to (but not including) the repurchase date. Upon the occurrence of certain events of default, the 5.50% senior notes may be accelerated and become due and payable. When issued, the 5.50% senior notes were fully and unconditionally guaranteed by US Airways Group and US Airways. On December 30, 2015, AAG, American and the trustee entered into a first supplemental indenture agreement to the 5.50% senior notes, in which AAG assumed the obligations of US Airways Group as guarantor and American assumed the obligations of US Airways as guarantor, in each case, under the 5.50% senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(i) 6.125% Senior Notes

In May 2013, US Airways Group issued its 6.125% Senior Notes due 2018 (the 6.125% senior notes). The 6.125% senior notes bear interest at a rate of 6.125% per annum, which is payable semi-annually in arrears on each June 1 and December 1 and began on December 1, 2013. The 6.125% senior notes mature on June 1, 2018 and, prior to the execution of the third supplemental indenture agreement (as described below), were fully and unconditionally guaranteed by US Airways when issued. In connection with the closing of the Merger, AAG and American each also provided a full and unconditional guarantee of the payment obligations of US Airways Group under the 6.125% senior notes. The indenture for the 6.125% senior notes contains covenants and events of default generally customary for similar financings. In addition, if the Company experiences specific kinds of changes of control, the Company must offer to repurchase the 6.125% senior notes at a price of 101% of the principal amount plus accrued and unpaid interest, if any, to (but not including) the repurchase date. Upon the occurrence of certain events of default, the 6.125% senior notes may be accelerated and become due and payable. The 6.125% senior notes are general unsecured senior obligations of the Company. On December 30, 2015, AAG, American and the trustee entered into a third supplemental indenture agreement to the 6.125% senior notes, in which AAG assumed the obligations of US Airways Group as issuer and American assumed the obligations of US Airways as guarantor, in each case, under the 6.125% senior notes.

(j) 4.625% Senior Notes

In March 2015, the Company issued $500 million aggregate principal amount of 4.625% senior notes due 2020 (the 4.625% senior notes). These notes bear interest at a rate of 4.625% per annum, which is payable semi-annually in arrears on each March 1 and September 1, which began on September 1, 2015. The 4.625% senior notes mature on March 1, 2020 and are fully and unconditionally guaranteed by American. The 4.625% senior notes are senior unsecured obligations of the Company. The indenture for the 4.625% senior notes contains covenants and events of default generally customary for similar financings. In addition, if the Company experiences specific kinds of changes of control, the Company must offer to repurchase the 4.625% senior notes in whole or in part at a repurchase price of 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to (but not including) the repurchase date. Upon the occurrence of certain events of default, the 4.625% senior notes may be accelerated and become due and payable. When issued, the 4.625% senior notes were fully and unconditionally guaranteed by US Airways Group and US Airways. On December 30, 2015, AAG, American and the trustee entered into a first supplemental indenture agreement to the 4.625% senior notes, in which AAG assumed the obligations of US Airways Group as guarantor and American assumed the obligations of US Airways as guarantor, in each case, under the 4.625% senior notes.

Guarantees

As of December 31, 2015, AAG had issued guarantees covering approximately $1.1 billion of American’s special facility revenue bonds (and interest thereon) and $8.6 billion of American’s secured debt (and interest thereon), including the 2013 Credit Facilities, the 2014 Credit Facilities, the 2013 Citicorp Credit Facility and certain EETC financings.

Collateral Related Covenants

Certain of the Company’s debt financing agreements contain loan to value ratio covenants and require it to annually appraise the related collateral. Pursuant to such agreements, if the loan to value (LTV) ratio exceeds a specified threshold, the Company is required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Specifically, the Company is required to meet certain collateral coverage tests on an annual basis for three credit facilities, as described below:

	2014 Credit Facilities	2013 Credit Facilities	2013 Citicorp Credit Facility
Frequency of Appraisals of Appraised Collateral	Annual	Annual	Annual (1)

LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.5x Collateral valuation to amount of debt outstanding (66.7% LTV)

LTV as of Last Measurement Date	24.1%	33.6%	57.8%
Collateral Description	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and London Heathrow	Generally, certain slots, route authorities, and airport gate leasehold rights used by American to operate all services between the U.S. and South America	Generally, certain LGA slots, certain spare parts, certain simulators, certain leasehold real estate assets and cash

(1)	With respect to spare parts, one physical appraisal and one desktop appraisal are required in each fiscal year.

At December 31, 2015, the Company was in compliance with the applicable collateral coverage tests as of the most recent measurement dates.

10.  Income Taxes

The significant components of the income tax provision (benefit) were (in millions):

	Year Ended December 31,
	2015	2014	2013
Current	$20	$(16)	$(22)
Deferred	(3,014)	346	(324)

Income tax provision (benefit)	$(2,994)	$330	$(346)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Statutory income tax provision (benefit)	$1,616	$1,123	$(763)
State income tax provision (benefit), net of federal tax effect	72	75	(8)
Book expenses (benefits) not deductible for tax purposes	57	(1)	27
Bankruptcy administration expenses	3	95	83
Interest cutback to net operating loss (NOL)	—	—	141
Alternative minimum tax credit refund	—	(24)	(22)
Change in valuation allowance	(4,742)	(1,323)	717
Tax provision (benefit) resulting from OCI allocation	—	330	(538)
Other, net	—	55	17

Income tax provision (benefit)	$(2,994)	$330	$(346)

The Company provides a valuation allowance for its deferred tax assets, which includes the NOLs, when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. As of December 31, 2015, after considering all positive and negative evidence, including the completion of certain critical merger integration milestones as well as the Company’s financial performance, the Company concluded that substantially all of its deferred income tax assets were more likely than not to be realized. Accordingly, the Company reversed the valuation allowance, which resulted in a special $3.0 billion non-cash tax benefit recorded in the consolidated statement of operations for 2015.

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

For the year ended December 31, 2013, the Company recorded a $346 million tax benefit. This benefit included a $538 million special non-cash income tax benefit from continuing operations. The Company is required to consider all items (including items recorded in OCI) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on OCI. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on OCI is recorded directly to accumulated OCI, which is a component of stockholders’ equity. Because the income tax expense on OCI is equal to the income tax benefit from continuing operations, the Company’s net deferred tax position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million special tax provision attributable to additional valuation allowance required to reduce deferred tax assets to the amount the Company believed was more likely than not to be realized.

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of accumulated other comprehensive income (loss), described in Note 14. The total decrease in the valuation allowance was $4.8 billion and $197 million in 2015 and 2014, respectively. The total increase in the valuation allowance was $602 million in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The components of the Company’s deferred tax assets and liabilities were (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Postretirement benefits other than pensions	$340	$386
Rent expense	134	180
Alternative minimum tax credit carryforwards	346	346
Operating loss carryforwards	2,558	3,461
Pensions	2,436	2,403
Loyalty program obligation	590	948
Gains from lease transactions	262	207
Reorganization items	57	64
Other	1,200	1,210

Total deferred tax assets	7,923	9,205
Valuation allowance	(22)	(4,816)

Net deferred tax assets	7,901	4,389

Deferred tax liabilities:
Accelerated depreciation and amortization	(5,158)	(4,829)
Other	(266)	(98)

Total deferred tax liabilities	(5,424)	(4,927)

Net deferred tax asset (liability)	$2,477	$(538)

At December 31, 2015, the Company had approximately $8.0 billion of gross NOL Carryforwards to reduce future federal taxable income, substantially all of which are expected to be available for use in 2016. The federal NOL Carryforwards will expire beginning in 2023 if unused. These NOL Carryforwards include an unrealized tax benefit of $1.2 billion related to share-based compensation that will be recorded in equity when realized. The Company also had approximately $4.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2015, which will expire in years 2016 through 2034 if unused. As of December 31, 2015, the amount of NOL Carryforwards for state income tax purposes that will expire, if unused, in 2016 is $136 million. The Company’s ability to deduct its NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. The Company experienced an ownership change in connection with its emergence from the Chapter 11 Cases, and US Airways Group experienced an ownership change in connection with the Merger. As a result of the Merger, US Airways Group is now included in the AAG consolidated federal and state income tax returns. The general limitation rules of Section 382 for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. The Company elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $6.6 billion of unlimited NOL still remaining at December 31, 2015) of its federal NOL Carryforwards to be utilized without regard to the Section 382 annual limitation rules unless a second ownership change occurred on or before December 9, 2015. No second ownership change occurred within that period. Substantially all of the Company’s remaining federal NOL Carryforwards (attributable to US Airways Group) are subject to limitation under Section 382; however, the Company’s ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes. The Company’s ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs. Under the Section 382 limitation, cumulative stock ownership changes among material stockholders exceeding 50% during a rolling three-year period can potentially limit a company’s future use of NOLs and tax credits. See Part I,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Item 1A. Risk Factors – “Our ability to utilize our NOL Carryforwards may be limited” for unaudited additional discussion of this risk.

At December 31, 2015, the Company had an Alternative Minimum Tax credit carryforward of approximately $341 million available for federal income tax purposes, which is available for an indefinite period.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2012 through 2014 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and the Company is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. The Company believes that the effect of any assessments will be immaterial to its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which changes how deferred taxes are classified on the balance sheet. The update eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent on the balance sheet. Deferred tax liabilities and assets are now required to be classified as noncurrent on the balance sheet. Entities have the choice to apply ASU 2015-17 either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The update is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The Company early adopted this standard during the fourth quarter 2015, utilizing retrospective application as permitted. As such, certain prior period amounts have been reclassified to conform to the current presentation. As a result, the Company reclassified $361 million of current deferred income tax assets within prepaid expenses and other to reduce deferred income taxes within other liabilities on the consolidated balance sheet as of December 31, 2014.

11.  Risk Management

The Company’s economic prospects are heavily dependent upon two variables it cannot control: the health of the economy and the price of fuel.

Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may have in the future, a strong negative effect on the Company’s revenues. In addition, during challenging economic times, actions by its competitors to increase their revenues can have an adverse impact on the Company’s revenues.

The Company’s operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in the Company’s business. Jet fuel market prices have fluctuated substantially over the past several years and prices continue to be highly volatile. Because of the amount of fuel needed to operate the Company’s business, even a relatively small increase or decrease in the price of fuel can have a material effect on the Company’s operating results and liquidity.

These additional factors could impact the Company’s results of operations, financial performance and liquidity.

(a) Credit Risk

Most of the Company’s receivables relate to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on American. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. The Company does not believe it is subject to any significant concentration of credit risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(b) Interest Rate Risk

The Company has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $7.8 billion principal amount of long-term debt as of December 31, 2015 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on the Company’s variable rate debt was 2.93% at December 31, 2015. The Company does not currently have an interest rate hedge program.

(c) Foreign Currency Risk

The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the British pound, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. The Company does not currently have a foreign currency hedge program. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for unaudited additional discussion.

12.  Investments and Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2015.

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$1,010	$1,010	$—	$—
Government agency investments	1	—	1	—
Corporate obligations	2,191	—	2,191	—
Bank notes/certificates of deposit/time deposits	2,662	—	2,662	—

	5,864	1,010	4,854	—
Restricted cash and short-term investments (1)	695	695	—	—

Total	$6,559	$1,705	$4,854	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)

All short-term investments are classified as available-for-sale and stated at fair value. The Company’s short-term investments mature in one year or less except for $734 million of corporate obligations and $1.2 billion of bank notes/certificates of deposit/time deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$954	$954	$—	$—
Government agency investments	101	—	101	—
Repurchase agreements	46	—	46	—
Corporate obligations	3,927	—	3,927	—
Bank notes/certificates of deposit/time deposits	1,281	—	1,281	—

	6,309	954	5,355	—
Restricted cash and short-term investments (1)	774	774	—	—

Total	$7,083	$1,728	$5,355	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)

All short-term investments are classified as available-for-sale and stated at fair value. The Company’s short-term investments mature in one year or less except for $1.1 billion of corporate obligations and $575 million of bank notes/certificates of deposit/time deposits.

There were no Level 1 to Level 2 transfers during the years ended December 31, 2015 or 2014.

Fair Value of Debt

The fair value of the Company’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If the Company’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, were as follows (in millions):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$20,561	$21,111	$17,720	$18,542

Cash and Short-term Investments

Generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by the Company and can significantly affect the value of the Company’s cash and short-term investments located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect the Company’s business, results of operations and financial condition. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for unaudited additional discussion of this and other currency risks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

13.  Retirement Benefits

The Company sponsors defined benefit and defined contribution pension plans for eligible employees. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Effective November 1, 2012, substantially all of the Company’s defined benefit pension plans were frozen and the Company began providing enhanced benefits under its defined contribution plans for certain groups. The Company uses a December 31 measurement date for all of its defined benefit plans. The Company also provides certain retiree medical and other postretirement benefits, including health care and life insurance benefits, to retired employees. Effective November 1, 2012, the Company modified its retiree medical and life coverage to eliminate the company subsidy for employees who retire on or after November 1, 2012. As a result of modifications to its retiree medical plans in 2012, the Company recognized a negative plan amendment of $1.9 billion, which is included as a component of actuarial gain in OCI and will be amortized over the future service life of the active plan participants for whom the benefit was eliminated, or approximately eight years. As of December 31, 2015, $1.1 billion of actuarial gain remains to be amortized.

Year End Information

The following table provides a reconciliation of the changes in the pension and retiree medical and other postretirement benefit obligations and fair value of assets for the years ended December 31, 2015 and 2014, and a statement of funded status as of December 31, 2015 and 2014 (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2015	2014	2015	2014
Reconciliation of benefit obligation:
Obligation at January 1	$17,594	$14,899	$1,325	$1,385
Service cost	2	3	3	1
Interest cost	737	746	50	61
Actuarial (gain) loss	(1,159)	2,573	(177)	(39)
Plan amendments	—	—	—	33
Settlements	(3)	(20)	—	—
Benefit payments	(776)	(607)	(94)	(112)
Other	—	—	24	(4)

Obligation at December 31	$16,395	$17,594	$1,131	$1,325

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$10,986	$10,057	$244	$239
Actual return on plan assets	(506)	746	(10)	11
Employer contributions	6	810	89	106
Settlements	(3)	(20)	—	—
Benefit payments	(776)	(607)	(94)	(112)
Other (1)	—	—	24	—

Fair value of plan assets at December 31	9,707	10,986	253	244

Funded status at December 31	$(6,688)	$(6,608)	$(878)	$(1,081)

Amounts recognized in the consolidated balance sheets:
Current liability	$7	$10	$109	$117
Noncurrent liability (2)	6,681	6,598	769	964

	$6,688	$6,608	$878	$1,081

Amounts recognized in other comprehensive income:
Net actuarial loss (gain)	$5,047	$4,961	$(339)	$(199)
Prior service cost (benefit) (2)	216	245	(1,084)	(1,326)

	$5,263	$5,206	$(1,423)	$(1,525)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2015	2014	2015	2014
For plans with accumulated benefit obligations exceeding the fair value of plan assets:
Projected benefit obligation (PBO)	$16,369	$17,560	$—	$—
Accumulated benefit obligation (ABO)	16,357	17,548	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	1,129	1,324
Fair value of plan assets	9,677	10,950	253	244
ABO less fair value of plan assets	6,680	6,598	—	—

(1)	At December 31, 2015, certain trust assets totaling approximately $24 million, were added to the retiree medical plan asset values that were previously offset against the benefit obligation.

(2)

The 2015 noncurrent liability does not include $17 million of other postretirement benefits or $1 million of prior service costs. The 2014 noncurrent liability does not include $18 million of other postretirement benefits or $2 million of prior service costs.

The following tables provide the components of net periodic benefit cost (income) for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013

Defined benefit plans:
Service cost	$2	$3	$3	$3	$1	$—
Interest cost	737	746	654	50	61	50
Expected return on assets	(851)	(786)	(720)	(19)	(19)	(16)
Curtailments	—	—	2	—	—	—
Settlements	1	4	(1)	—	—	—
Amortization of:
Prior service cost (benefit) (1)	28	28	28	(243)	(244)	(251)
Unrecognized net loss (gain)	112	43	90	(9)	(8)	(9)

Net periodic benefit cost (income) for defined benefit plans	29	38	56	(218)	(209)	(226)
Defined contribution plans	662	546	328	N/A	N/A	N/A

	$691	$584	$384	$(218)	$(209)	$(226)

(1)

The 2015 prior service cost does not include amortization of $3 million related to other postretirement benefits. The 2014 prior service cost does not include amortization of $14 million related to other postretirement benefits.

The estimated amount of unrecognized net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $126 million.

The estimated amount of unrecognized net gain for the retiree medical and other postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $16 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2015	2014	2015	2014
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.70%	4.30%	4.42%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate 1/1 – 12/31	4.30%	5.10%	4.00%	4.74%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%

As of December 31, 2015, the Company’s estimate of the long-term rate of return on plan assets was 8% based on the target asset allocation. Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs.

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

Public equity and emerging market fixed income securities are used to provide diversification and are expected to generate higher returns over the long-term than longer duration U.S. bonds. Public stocks are managed using a value investment approach in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. Longer duration U.S. bonds are used to partially hedge the assets from declines in interest rates. Alternative (private) investments are used to provide expected returns in excess of the public markets over the long-term. Additionally, the pension plan’s master trust engages currency overlay managers in an attempt to increase returns by protecting non-U.S. dollar denominated assets from a rise in the relative value of the U.S. dollar. The pension plan’s master trust also participates in securities lending programs to generate additional income by loaning plan assets to borrowers on a fully collateralized basis. These programs are subject to market risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Investments in securities traded on recognized securities exchanges are valued at the last reported sales price on the last business day of the year. Securities traded in the over-the-counter market are valued at the last bid price. The money market fund is valued at fair value which represents the net asset value of the shares of such fund as of the close of business at the end of the period. Investments in limited partnerships are carried at estimated net asset value as determined by and reported by the general partners of the partnerships and represent the proportionate share of the estimated fair value of the underlying assets of the limited partnerships. Common/collective trusts are valued at net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The pension plan’s master trust also invests in a 103-12 investment entity (the 103-12 Investment Trust) which is designed to invest plan assets of more than one unrelated employer. The 103-12 Investment Trust is valued at net asset value which is determined by the issuer at the end of each month and is based on the aggregate fair value of trust assets less liabilities, divided by the number of units outstanding. No changes in valuation techniques or inputs occurred during the year.

The fair value of the Company’s pension plan assets at December 31, 2015 and 2014, by asset category, are as follows (in millions):

	Fair Value Measurements as of December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$287	$—	$—	$287
Equity securities:
International markets (a), (b)	2,873	—	—	2,873
Large-cap companies (b)	1,999	—	—	1,999
Mid-cap companies (b)	361	—	—	361
Small-cap companies (b)	18	—	—	18
Mutual funds (c)	47	—	—	47
Fixed income:
Corporate bonds (d)	—	2,204	—	2,204
Government Securities (e)	—	917	—	917
U.S. municipal securities	—	48	—	48
Alternative instruments:
Private equity partnerships (f)	—	—	722	722
Common/collective trusts and 103-12 Investment Trust (g)	—	219	—	219
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	50	—	—	50
Due to/from brokers for sale of securities – net	23	—	—	23
Other assets – net	8	—	—	8
Other liabilities – net	(71)	—	—	(71)

Total	$5,595	$3,388	$724	$9,707

a)

Holdings are diversified as follows: 16% United Kingdom, 12% Japan, 10% France, 7% Switzerland, 7% Netherlands, 6% Republic of Korea, 11% of other emerging markets and the remaining 31% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)

Investment includes mutual funds invested 40% in equity securities of large-cap, mid-cap and small-cap U.S. companies, 35% in U.S. treasuries and corporate bonds and 25% in equity securities of international companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

d)

Includes approximately 74% investments in corporate debt with a Standard and Poor’s (S&P) rating lower than A and 26% investments in corporate debt with an S&P rating A or higher. Holdings include 82% U.S. companies, 16% international companies and 2% emerging market companies.

e)

Includes approximately 75% investments in U.S. domestic government securities and 25% in emerging market government securities. There are no significant foreign currency risks within this classification.

f)

Includes limited partnerships that invest primarily in U.S. (89%) and European (11%) buyout opportunities of a range of privately held companies. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its net asset value, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $428 million over the next ten years.

g)

Investment includes 73% in an emerging market 103-12 Investment Trust with investments in emerging country equity securities, 14% in Canadian segregated balanced value, income growth and diversified pooled funds and 13% in a common/collective trust investing in securities of smaller companies located outside the U.S., including developing markets. Requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

	Fair Value Measurements as of December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$332	$—	$—	$332
Equity securities:
International markets (a), (b)	2,943	—	—	2,943
Large-cap companies (b)	2,488	—	—	2,488
Mid-cap companies (b)	362	—	—	362
Small-cap companies (b)	21	—	—	21
Mutual funds (c)	51	—	—	51
Fixed income:
Corporate bonds (d)	—	2,384	—	2,384
Government Securities (e)	—	1,184	—	1,184
U.S. municipal securities	—	65	—	65
Alternative instruments:
Private equity partnerships (f)	—	—	818	818
Common/collective trusts and 103-12 Investment Trust (g)	—	240	—	240
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	52	—	—	52
Due to/from brokers for sale of securities – net	39	—	—	39
Other assets – net	5	—	—	5

Total	$6,293	$3,873	$820	$10,986

a)

Holdings are diversified as follows: 18% United Kingdom, 11% Japan, 10% France, 7% Switzerland, 7% Netherlands, 6% Republic of Korea, 13% of other emerging markets and the remaining 28% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)

Investment includes mutual funds invested 46% in equity securities of large-cap, mid-cap and small-cap U.S. companies, 35% in U.S. treasuries and corporate bonds and 18% in equity securities of international companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

d)

Includes approximately 74% investments in corporate debt with an S&P rating lower than A and 26% investments in corporate debt with an S&P rating A or higher. Holdings include 81% U.S. companies, 16% international companies and 3% emerging market companies.

e)

Includes approximately 73% investments in U.S. domestic government securities and 27% in emerging market government securities. There are no significant foreign currency risks within this classification.

f)

Includes limited partnerships that invest primarily in U.S. (91%) and European (9%) buyout opportunities of a range of privately held companies. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its net asset value, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $403 million over the next ten years.

g)

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

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2015, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2014	$818	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	(105)	—
Relating to assets sold during the period	115	—
Purchases	145	—
Sales	(251)	—

Ending balance at December 31, 2015	$722	$2

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2014, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2013	$848	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	(38)	—
Relating to assets sold during the period	158	—
Purchases	148	—
Sales	(298)	—

Ending balance at December 31, 2014	$818	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The fair value of the Company’s other postretirement benefit plan assets at December 31, 2015 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – Institutional Class	19	—	$—	$19
Mutual funds – AMR Class	—	230	—	230

Total	$23	$230	$—	$253

The fair value of the Company’s other postretirement benefit plan assets at December 31, 2014 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$2	$—	$—	$2
Mutual funds – AMR Class	—	242	—	242

Total	$2	$242	$—	$244

Investments in the other postretirement benefit plan’s mutual funds are valued by quoted prices on the active market, which is fair value and represents the net asset value of the shares of such funds as of the close of business at the end of the period. AMR Class shares are offered without a sales charge to participants. Purchases are restricted to certain retirement benefit plans, including the Company’s other postretirement benefit plan, resulting in a fair value classification of Level 2. Investments include approximately 27% and 28% of investments in non-U.S. common stocks in 2015 and 2014, respectively. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.

	2015	2014
Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	5.21%	5.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.56%	4.55%
Year that the rate reaches the ultimate trend rate	2024	2023

A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Impact on 2015 service and interest cost	$3	$(3)
Impact on other postretirement benefits obligation as of December 31, 2015	61	(60)

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and various other laws. Based on current funding assumptions, the Company has no minimum required contributions until 2018. Currently, the Company’s minimum funding obligation for its pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. The Company’s pension funding obligations are likely to increase materially following expiration of the temporary funding rules, when the Company will be required to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

make contributions relating to the 2018 fiscal year. The amount of these obligations will depend on the performance of the Company’s investments held in trust by the pension plans, interest rates for determining liabilities and the Company’s actuarial experience.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	2016	2017	2018	2019	2020	2021-2025
Pension	$662	$690	$725	$764	$805	$4,642
Retiree medical and other postretirement benefits	109	104	99	90	84	353

14.  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and Retiree Medical Liability	Derivative Financial Instruments	Unrealized Gain/(Loss) on Investments	Income Tax Benefit (Provision)	Total
Balance at December 31, 2013	$(887)	$67	$(2)	$(1,210)	$(2,032)
Other comprehensive loss before reclassifications	(2,633)	(54)	—	—	(2,687)
Amounts reclassified from accumulated other comprehensive income (loss)	(163)	(4)	(3)	330	160

Net current-period other comprehensive income (loss)	(2,796)	(58)	(3)	330	(2,527)

Balance at December 31, 2014	(3,683)	9	(5)	(880)	(4,559)
Other comprehensive loss before reclassifications	(51)	—	(6)	—	(57)
Amounts reclassified from accumulated other comprehensive income (loss)	(108)	(9)	1	—	(116)

Net current-period other comprehensive loss	(159)	(9)	(5)	—	(173)

Balance at December 31, 2015	$(3,842)	$—	$(10)	$(880)	$(4,732)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
	Year Ended December 31,
	2015	2014
Amortization of pension and retiree medical liability:
Prior service cost	$(212)	$(202)	Salaries, wages and benefits
Actuarial loss	104	39	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	(9)	(4)	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	1	(3)	Other nonoperating, net
Income tax benefit (provision):
Reversal of non-cash tax provision	—	330	Income tax provision (benefit)

Total reclassifications for the period	$(116)	$160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

During 2014, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, the Company recorded a special non-cash tax provision of $330 million in the statement of operations for the second quarter of 2014 that reversed the non-cash tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represented the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of the Company’s fuel hedging contracts. In accordance with GAAP, the Company retained the $330 million tax provision in OCI until the last contract was settled or terminated.

Amounts allocated to OCI for income taxes as further described in Note 10 will remain in accumulated other comprehensive income (loss) until the Company ceases all related activities, such as termination of the pension plan.

15.  Commitments, Contingencies and Guarantees

(a) Aircraft and Engine Purchase Commitments

Under all of the Company’s aircraft and engine purchase agreements, its total future commitments as of December 31, 2015 are expected to be as follows (approximately, in millions):

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Payments for aircraft commitments and certain engines (1)	$4,505	$4,591	$2,916	$3,156	$2,793	$4,537	$22,498

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for wholly-owned regional aircraft. American has granted Boeing a security interest in its purchase deposits with Boeing. The Company’s purchase deposits totaled $1.1 billion as of December 31, 2015.

As of December 31, 2015, the Company did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 25 Airbus A320 family aircraft in 2016 and 20 Airbus A320 family aircraft in 2017, 8 Boeing 787 family aircraft in 2016 and 13 Boeing 787 family aircraft in 2017, 15 Boeing 737-800 aircraft in 2016, three Boeing 737 MAX family aircraft in 2017 and two Boeing 777-300ER aircraft in 2016. In addition, the Company did not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. See Part I, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for unaudited additional discussion.

(b) Facility and support commitments

The Company has contracts related to facility construction or improvement projects, primarily at airport locations, as well as information technology support. The contractual obligations related to these contracts are presented in the table below (in millions):

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Facility construction or improvement contracts	$211	$2	$—	$—	$—	$—	$213
Information technology contracts	160	136	107	88	6	—	497

(c) Capacity Purchase Agreements with Third-Party Regional Carriers

As of December 31, 2015, the Company’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2017 to 2027, with rights of American to extend the respective terms of each agreement. See Part I, Item 2. Properties for unaudited information on the aircraft contractually obligated to the Company under such capacity purchase agreements with third-party regional carriers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The Company has entered into agreements with the third-party regional carriers that operate certain of their aircraft using American’s flight designator codes. American controls the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retains all revenues associated with flights by those aircraft. American pays the third-party regional carriers an amount, as defined in the applicable agreement, based on the airlines’ costs of operating those flights. In addition, these agreements provide that certain variable costs, such as airport landing fees, fuel and passenger liability insurance, will be 100% paid for or reimbursed by the Company. As of December 31, 2015, the Company’s minimum fixed obligations under its capacity purchase agreements with third-party regional carriers were as follows (approximately, in millions):

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Minimum fixed obligations under its capacity purchase agreements with third-party regional carriers (1)	$1,672	$1,553	$1,249	$1,075	$881	$2,393	$8,823

(1)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and the Company’s actual payments could differ materially. These obligations also include the portion of the Company’s future obligations related to aircraft deemed to be leased in the amount of approximately $469 million in 2016, $414 million in 2017, $334 million in 2018, $292 million in 2019, $235 million in 2020 and $704 million in 2021 and thereafter.

(d) Operating Leases

The Company leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2015, the Company had 438 aircraft under operating leases, with remaining terms ranging from one month to approximately 12 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2015, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Future minimum lease payments (1)	$2,198	$2,078	$1,829	$1,643	$1,493	$4,704	$13,945

(1)

As of December 31, 2015, $294 million is included on the accompanying consolidated balance sheet in accrued liabilities and deferred gains and credits, net relating to rent expense being recorded in advance of future operating lease payments.

Mainline and regional rent expense, excluding landing fees, was $2.8 billion, $2.8 billion and $1.7 billion in 2015, 2014 and 2013, respectively.

(e) Off-Balance Sheet Arrangements

Aircraft

The Company currently operates 263 owned aircraft and 138 leased aircraft which were financed with enhanced equipment trust certificates, or EETCs, issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft was purchased, delivered or refinanced, these trusts allowed American to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust uses the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft. The EETCs are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, are guaranteed by AAG. As of December 31, 2015, $8.7 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities. American generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates American to absorb decreases in value or entitles American to participate in increases in the value of the aircraft. American does not provide residual value guarantees to the bondholders or equity participants in the trusts. Some leases have a fair market value or a fixed price purchase option that allows American to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, American does not participate in any increases in the value of the aircraft. American concluded it was not the primary beneficiary under these arrangements. Therefore, American accounts for its EETC leveraged lease financings as operating leases. American’s total future obligations under these leveraged lease financings are $1.8 billion as of December 31, 2015, which are included in the future minimum lease payments table above.

Special Facility Revenue Bonds

AAG guarantees the payment of principal and interest of certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment which is leased to American. Under such leases, American is required to make rental payments through 2035, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2015, the remaining lease payments guaranteeing the principal and interest on these bonds are $617 million, which are accounted for as operating leases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of December 31, 2015, there were approximately 25.3 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, the Company is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to the Company but rather will be distributed to former AMR stockholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR stockholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employment benefits (OPEB) are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American’s motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees’ benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. The Company’s financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding. Separately, both the APFA and TWU have filed grievances asserting that American was “successful” in its Chapter 11 with respect to matters related to OPEB and, accordingly, by operation of the underlying collective bargaining agreements, American’s prior contributions to certain OPEB prefunding trusts attributable to active employees should be returned to those active employees. These amounts aggregate approximately $212 million. The Company has denied both grievances and intends to defend these matters vigorously.

DOJ Antitrust Civil Investigative Demand. In June 2015, the Company received a Civil Investigative Demand (CID) from the DOJ as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from the Company, and other airlines have announced that they have received similar requests. The Company is cooperating fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, the Company, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were the subject of multiple motions to consolidate them in a single forum, and they have now been consolidated in the Federal District Court for the District of Columbia. Both the DOJ investigation and these lawsuits are in their very early stages and the Company intends to defend the lawsuits vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015 and plaintiffs’ request for further relief from the JPML was denied on February 4, 2016. Accordingly, the parties will continue to litigate the matter in Bankruptcy Court. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

DOJ Civil Investigative Demand Related to the United States Postal Service. In April 2015, the DOJ informed the Company of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air. In October 2015, the Company received a CID from DOJ seeking certain information relating to these contracts. The DOJ has indicated it is investigating potential violations of the False Claims Act. The Company is cooperating fully with the DOJ investigation.

General. In addition to the specifically identified legal proceedings, the Company and its subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within the Company’s control. Therefore, although the Company will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on the Company are uncertain but could be material. See Part I, Item 1A. Risk Factors – “We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity” for unaudited additional discussion.

(g) Guarantees and Indemnifications

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

The Company’s loan agreements and other LIBOR-based financing transactions (including certain leveraged aircraft leases) generally obligate the Company to reimburse the applicable lender for incremental costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, the Company’s loan agreements and other financing arrangements typically contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

These increased cost and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts the Company could be obligated to pay under such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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

As of December 31, 2015, AAG had issued guarantees covering approximately $1.1 billion of American’s special facility revenue bonds (and interest thereon) and $8.6 billion of American’s secured debt (and interest thereon), including the 2013 Credit Facilities, the 2014 Credit Facilities, the 2013 Citicorp Credit Facility and certain EETC financings.

(h) Other

As a result of the terrorist attacks of September 11, 2001 (the Terrorist Attacks) and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act (the Stabilization Act), the Company recorded a liability for the Terrorist Attacks claims equal to the related insurance receivable due to American. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the Terrorist Attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. As of December 31, 2015, the remaining liability and the amount of the offsetting receivable were each $974 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

16.  Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$63	$5,495	$864
Acquisition of US Airways Group, net	—	—	4,386
Capital lease obligations	5	747	—
Supplemental information:
Interest paid, net of amounts capitalized	873	814	713
Income taxes paid	20	7	12

17.  Operating Segments and Related Disclosures

The Company is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes American and AAG’s wholly-owned and third-party regional carriers that fly under capacity purchase agreements operating as American Eagle. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of American or American Eagle.

The Company’s operating revenues by geographic region as defined by the U.S. Department of Transportation (DOT) are summarized below (in millions):

	Year Ended December 31,
	2015	2014	2013
DOT Domestic	$28,761	$28,568	$15,376
DOT Latin America	5,539	6,964	6,288
DOT Atlantic	5,146	5,652	3,756
DOT Pacific	1,544	1,466	1,323

Total consolidated revenues	$40,990	$42,650	$26,743

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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

The Company’s net income for the years ended December 31, 2015, 2014 and 2013 included $274 million, $381 million and $92 million, respectively, of share-based compensation costs. Of the 2015, 2014 and 2013 amounts, $198 million, $224 million and $42 million, respectively, were related to the Merger and recorded in special items, net on the accompanying consolidated statements of operations.

During 2015, the Company withheld approximately 7.0 million shares of AAG common stock and paid approximately $306 million in satisfaction of certain tax withholding obligations associated with employee equity awards.

(a) Restricted Stock Unit Awards (RSUs)

The Company has granted RSUs with service conditions (time vested) and performance conditions. The grant-date fair value of RSUs is equal to the market price of the underlying shares of common stock on the date of grant. For time vested awards, the expense is recognized on a straight-line basis over the vesting period for the entire award. For awards with performance conditions, the expense is recognized based on the expected achievement at each reporting period. Stock-settled RSUs are classified as equity awards as the vesting results in the issuance of shares of AAG Common Stock. Cash-settled restricted stock unit awards (CRSUs) are classified as liability awards as the vesting results in payment of cash by the Company. The Company granted certain RSU awards in connection with the Merger as follows:

Alignment Awards

On December 9, 2013, alignment awards were granted in the form of RSUs. The awards were provided to legacy AMR employees in order to align interests and create parity with peers at US Airways Group, and one-third of the awards vested on the Company’s emergence from bankruptcy. The remaining awards vested equally on the one and two year anniversary of emergence. The awards of employees terminated in connection with the Merger became fully vested on the date of termination. Compensation expenses for these awards were recorded in special items, net on the consolidated statements of operations.

Merger Equity Grant

The Merger Equity Grant was granted on the Effective Date to certain officers and directors and employees in the form of RSUs and settled in equity for domestic employees and in cash for international employees. Subject to the executive’s continued employment, each RSU vested on December 16, 2015 with respect to (i) 50% of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

RSUs which were time vested; (ii) 25% of the RSUs as the Company was issued a Single Operating Certificate in April 2015; and (iii) 25% of the RSUs as the compensation committee of the Board of Directors determined that the Company had achieved at least $1.0 billion in net synergies with respect to fiscal year 2015. Compensation expenses for these awards were recorded in special items, net on the consolidated statements of operations.

Stock-settled RSU award activity for all plans for the years ended December 31, 2015, 2014 and 2013 is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at January 1, 2013	—	$—
Granted	22,101	24.60
Assumed US Airways Group awards	3,164	22.55
Vested and released	(1,386)	24.58
Forfeited	—	—

Outstanding at December 31, 2013	23,879	$24.33
Granted	3,467	37.07
Vested and released	(4,193)	23.84
Forfeited	(1,811)	25.10

Outstanding at December 31, 2014	21,342	$26.43
Granted	2,213	46.62
Vested and released	(17,163)	25.20
Forfeited	(785)	27.12

Outstanding at December 31, 2015	5,607	$38.08

As of December 31, 2015, there was $117 million of unrecognized compensation cost related to stock-settled RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of stock-settled RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $750 million, $154 million and $31 million, respectively.

As of December 31, 2015, the Company had a nominal amount of CRSUs outstanding. The total cash paid for CRSUs vested during the years ended December 31, 2015, 2014 and 2013 was $10 million, $12 million and less than $1 million, respectively.

(b) Stock Options and Stock Appreciation Rights

No stock options or stock appreciation rights have been granted subsequent to the Merger closing date. The Company assumed US Airways Group’s outstanding stock options and stock appreciation rights in connection with the Merger. These stock options and stock appreciation rights were granted with an exercise price equal to the underlying common stock’s fair value at the date of each grant, have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to ten years. Stock options and stock-settled stock appreciation rights (SARs) are classified as equity awards as the exercise results in the issuance of shares of AAG Common Stock. Cash-settled stock appreciation rights (CSARs) are classified as liability awards as the exercise results in payment of cash by the Company. Stock appreciation rights are expensed on a straight-line basis over the vesting period for the entire award. There are no unrecognized compensation costs for stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Stock option and SAR award activity for all plans for the years ended December 31, 2015, 2014 and 2013 is as follows (stock options and SARs in thousands):

	Stock Options and SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Assumed US Airways Group awards at December 9, 2013	11,200	$12.84
Granted	—	—
Exercised	(42)	14.42
Forfeited	—	—
Expired	—	—

Balance at December 31, 2013	11,158	$12.84
Granted	—	—
Exercised	(4,109)	10.74
Forfeited	—	—
Expired	(42)	41.73

Balance at December 31, 2014	7,007	$13.90
Granted	—	—
Exercised	(2,985)	12.09
Forfeited	—	—
Expired	(9)	45.75

Balance at December 31, 2015	4,013	$15.17	1.9	$111
Vested or expected to vest at December 31, 2015	4,013	$15.17	1.9	$111
Exercisable at December 31, 2015	3,996	$15.17	1.9	$110

CSAR award activity for all plans for the years ended December 31, 2015, 2014 and 2013 is as follows (CSARs in thousands):

	CSARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Assumed US Airways Group awards at December 9, 2013	2,888	$6.25
Granted	—	—
Exercised	(23)	5.10
Forfeited	—	—
Expired	—	—

Balance at December 31, 2013	2,865	$6.26
Granted	—	—
Exercised	(1,254)	6.18
Forfeited	—	—
Expired	—	—

Balance at December 31, 2014	1,611	$6.33
Granted	—	—
Exercised	(760)	6.31
Forfeited	—	—
Expired	—	—

Balance at December 31, 2015	851	$6.35	1.4	$31
Vested or expected to vest at December 31, 2015	851	$6.35	1.4	$31
Exercisable at December 31, 2015	851	$6.35	1.4	$31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

As of December 31, 2015, there were less than a million of total unrecognized compensation costs related to SARs which are expected to be recognized in 2016. The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2015, 2014 and the 23 day period ended December 31, 2013 was $102 million, $105 million and less than $1 million, respectively.

As of December 31, 2015, the weighted average fair value of outstanding CSARs was $35.76 per share and the related liability was $31 million. These CSARs are fully vested and will continue to be remeasured at fair value at each reporting date until all awards are settled. Total cash paid for CSARs exercised during the years ended December 31, 2015, 2014 and the 23 day period ended December 31, 2013 was $31 million, $42 million and less than $1 million, respectively.

19.  Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Changes Charged to Statement of Operations Accounts	Payments	Write-offs (Net of Recoveries)	Sales, Retirements and Transfers	Balance at End of Year
Allowance for obsolescence of inventories
Year ended December 31, 2015	$673	$50	$—	$(4)	$9	$728
Year ended December 31, 2014	547	142	—	(4)	(12)	673
Year ended December 31, 2013	546	24	—	(23)	—	547
Allowance for uncollectible accounts
Year ended December 31, 2015	$17	$46	$—	$(22)	$—	$41
Year ended December 31, 2014	41	6	—	(30)	—	17
Year ended December 31, 2013	44	3	—	(6)	—	41
Reserves for environmental remediation costs
Year ended December 31, 2015	$10	$—	$(1)	$—	$—	$9
Year ended December 31, 2014	11	—	(1)	—	—	10
Year ended December 31, 2013	13	2	(1)	(3)	—	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

20.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2015 and 2014 (in millions, except share and per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Operating revenues	$9,827	$10,827	$10,706	$9,630
Operating expenses	8,611	8,906	8,707	8,562
Operating income	1,216	1,921	1,999	1,068
Net income	932	1,704	1,693	3,281
Earnings per share:
Basic	$1.34	$2.47	$2.56	$5.24
Diluted	$1.30	$2.41	$2.49	$5.09
Shares used for computation (in thousands):
Basic	696,415	688,727	661,869	626,559
Diluted	716,930	707,611	680,739	644,140
2014
Operating revenues	$9,995	$11,355	$11,139	$10,160
Operating expenses	9,265	9,956	9,879	9,300
Operating income	730	1,399	1,260	860
Net income	480	864	942	597
Earnings per share:
Basic	$0.66	$1.20	$1.31	$0.84
Diluted	$0.65	$1.17	$1.28	$0.82
Shares used for computation (in thousands):
Basic	723,971	720,600	719,067	706,185
Diluted	741,335	734,767	735,196	724,767

The Company’s fourth quarter 2015 results include $2.0 billion of total net special credits consisting principally of a $3.0 billion non-cash tax benefit recorded in connection with the reversal of the Company’s tax valuation allowance, offset in part by a nonoperating net special charge of $592 million to write off all of the value of Venezuelan bolivars held by the Company due to continued lack of repatriations and deterioration of economic conditions in Venezuela and $450 million in total operating special charges primarily consisting of merger integration expenses.

The Company’s fourth quarter 2014 results include $507 million of total net special charges consisting principally of $280 million of merger integration expenses, a net $116 million charge for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations and a $70 million charge related primarily to certain spare parts asset impairments.

21.  Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries

There are various cross-guarantees among the Company and American with respect to publicly held debt securities. In accordance with Rule 3-10 of Regulation S-X, the Company is providing the following consolidating financial information as of and for the years ended December 31, 2015 and 2014 for American Airlines Group (Parent), American and all other non-guarantor subsidiaries, together with the consolidating adjustments necessary to present the Company’s results on a consolidated basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

	Year Ended December 31, 2015
	American Airlines Group (Parent Company Only)	American	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues:
Mainline passenger	$—	$29,037	$—	$—	$29,037
Regional passenger	—	6,475	—	—	6,475
Cargo	—	760	—	—	760
Other	—	4,812	2,742	(2,836)	4,718

Total operating revenues	—	41,084	2,742	(2,836)	40,990
Operating expenses:
Aircraft fuel and related taxes	—	6,226	—	—	6,226
Salaries, wages and benefits	—	9,514	783	(773)	9,524
Regional expenses	—	6,098	—	(115)	5,983
Maintenance, materials and repairs	—	1,889	304	(304)	1,889
Other rent and landing fees	—	1,731	44	(44)	1,731
Aircraft rent	—	1,250	151	(151)	1,250
Selling expenses	—	1,394	—	—	1,394
Depreciation and amortization	—	1,364	44	(44)	1,364
Special items, net	—	1,051	7	(7)	1,051
Other	4	4,378	1,390	(1,398)	4,374

Total operating expenses	4	34,895	2,723	(2,836)	34,786

Operating income (loss)	(4)	6,189	19	—	6,204
Nonoperating income (expense):
Interest income	6	49	9	(25)	39
Interest expense, net	(99)	(796)	(10)	25	(880)
Equity in earnings of subsidiaries	7,624	—	—	(7,624)	—
Other, net	22	(774)	1	4	(747)

Total nonoperating income (expense), net	7,553	(1,521)	—	(7,620)	(1,588)

Income before income taxes	7,549	4,668	19	(7,620)	4,616
Income tax benefit	(61)	(3,452)	(23)	542	(2,994)

Net income	$7,610	$8,120	$42	$(8,162)	$7,610

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31, 2015
	American Airlines Group (Parent Company Only)	American	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income	$7,610	$8,120	$42	$(8,162)	$7,610
Other comprehensive income (loss):
Defined benefit pension plans and retiree medical:
Amortization of actuarial loss and prior service cost	—	(109)	—	1	(108)
Current year change	—	(51)	1	(1)	(51)
Derivative financial instruments:
Reclassification into earnings	—	(9)	—	—	(9)
Unrealized loss on investments:
Net change in value	—	(6)	—	1	(5)

Total other comprehensive income (loss)	—	(175)	1	1	(173)

Total comprehensive income	$7,610	$7,945	$43	$(8,161)	$7,437

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

	Year Ended December 31, 2014
	American Airlines Group (Parent Company Only)	American	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues:
Mainline passenger	$—	$30,802	$—	$—	$30,802
Regional passenger	—	6,322	—	—	6,322
Cargo	—	875	—	—	875
Other	—	4,764	3,278	(3,391)	4,651

Total operating revenues	—	42,763	3,278	(3,391)	42,650
Operating expenses:
Aircraft fuel and related taxes	—	10,592	—	—	10,592
Salaries, wages and benefits	—	8,499	782	(773)	8,508
Regional expenses	—	6,564	—	(48)	6,516
Maintenance, materials and repairs	—	2,051	352	(352)	2,051
Other rent and landing fees	—	1,727	32	(32)	1,727
Aircraft rent	—	1,250	94	(94)	1,250
Selling expenses	—	1,544	—	—	1,544
Depreciation and amortization	—	1,301	40	(46)	1,295
Special items, net	18	783	18	(19)	800
Other	6	4,186	1,951	(2,025)	4,118

Total operating expenses	24	38,497	3,269	(3,389)	38,401

Operating income (loss)	(24)	4,266	9	(2)	4,249
Nonoperating income (expense):
Interest income	9	32	2	(12)	31
Interest expense, net	(51)	(847)	(1)	12	(887)
Equity in earnings of subsidiaries	3,008	—	—	(3,008)	—
Other, net	(53)	(183)	2	53	(181)

Total nonoperating income (expense), net	2,913	(998)	3	(2,955)	(1,037)

Income before income taxes	2,889	3,268	12	(2,957)	3,212
Income tax provision	7	320	16	(13)	330

Net income (loss)	$2,882	$2,948	$(4)	$(2,944)	$2,882

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31, 2014
	American Airlines Group (Parent Company Only)	American	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$2,882	$2,948	$(4)	$(2,944)	$2,882
Other comprehensive income (loss):
Defined benefit pension plans and retiree medical:
Amortization of actuarial loss and prior service cost	—	(163)	—	—	(163)
Current year change	—	(2,621)	(12)	—	(2,633)
Derivative financial instruments:
Change in fair value	(2)	(52)	—	—	(54)
Reclassification into earnings	—	(4)	—	—	(4)
Unrealized gain (loss) on investments:
Net change in value	1	(4)	—	—	(3)
Reversal of non-cash tax provision	2	328	—	—	330

Total other comprehensive income (loss)	1	(2,516)	(12)	—	(2,527)

Total comprehensive income (loss)	$2,883	$432	$(16)	$(2,944)	$355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

	December 31, 2015
	American Airlines Group (Parent Company Only)	American	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
ASSETS
Current assets
Cash	$19	$364	$7	$—	$390
Short-term investments	—	5,862	2	—	5,864
Restricted cash and short-term investments	—	695	—	—	695
Accounts receivable, net	1	1,420	18	(14)	1,425
Receivables from related parties, net	—	1,981	66	(2,047)	—
Aircraft fuel, spare parts and supplies, net	—	796	67	—	863
Prepaid expenses and other	—	740	8	—	748

Total current assets	20	11,858	168	(2,061)	9,985
Operating property and equipment	—	27,236	274	—	27,510
Other assets
Investments in subsidiaries	9,433	—	—	(9,433)	—
Goodwill	—	4,091	—	—	4,091
Intangibles, net of accumulated amortization	—	2,249	—	—	2,249
Deferred tax asset	40	2,932	62	(557)	2,477
Other assets	13	2,073	36	(19)	2,103

Total other assets	9,486	11,345	98	(10,009)	10,920

Total assets	$9,506	$50,439	$540	$(12,070)	$48,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$—	$2,234	$—	$(3)	$2,231
Accounts payable	—	1,517	62	(16)	1,563
Payables to related parties, net	2,031	—	—	(2,031)	—
Air traffic liability	—	3,747	—	—	3,747
Loyalty program liability	—	2,525	—	—	2,525
Other accrued liabilities	69	3,354	115	1	3,539

Total current liabilities	2,100	13,377	177	(2,049)	13,605
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	1,771	16,592	—	(33)	18,330
Pension and postretirement benefits	—	7,410	40	—	7,450
Bankruptcy settlement obligations	—	193	—	—	193
Other liabilities	—	3,169	53	(20)	3,202

Total noncurrent liabilities	1,771	27,364	93	(53)	29,175
Stockholders’ equity
Common stock	6	—	—	—	6
Additional paid-in capital	11,591	16,521	198	(16,719)	11,591
Accumulated other comprehensive loss	(4,732)	(4,831)	(11)	4,842	(4,732)
Retained earnings (deficit)	(1,230)	(1,992)	83	1,909	(1,230)

Total stockholders’ equity	5,635	9,698	270	(9,968)	5,635

Total liabilities and stockholders’ equity	$9,506	$50,439	$540	$(12,070)	$48,415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

	December 31, 2014
	American Airlines Group (Parent Company Only)	American	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
ASSETS
Current assets
Cash	$3	$984	$7	$—	$994
Short-term investments	—	6,306	3	—	6,309
Restricted cash and short-term investments	—	774	—	—	774
Accounts receivable, net	—	1,769	15	(13)	1,771
Receivables from related parties, net	2,050	—	526	(2,576)	—
Aircraft fuel, spare parts and supplies, net	—	919	85	—	1,004
Prepaid expenses and other	154	885	15	(156)	898

Total current assets	2,207	11,637	651	(2,745)	11,750
Operating property and equipment	—	22,805	279	—	23,084
Other assets
Investments in subsidiaries	1,849	—	—	(1,849)	—
Goodwill	—	4,091	—	—	4,091
Intangibles, net of accumulated amortization	—	2,240	—	—	2,240
Other assets	53	2,014	38	(45)	2,060

Total other assets	1,902	8,345	38	(1,894)	8,391

Total assets	$4,109	$42,787	$968	$(4,639)	$43,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$—	$1,678	$—	$(1)	$1,677
Accounts payable	—	1,316	61	—	1,377
Payables to related parties, net	634	1,703	239	(2,576)	—
Air traffic liability	—	4,252	—	—	4,252
Loyalty program liability	—	2,807	—	—	2,807
Other accrued liabilities	17	3,139	138	(3)	3,291

Total current liabilities	651	14,895	438	(2,580)	13,404
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	1,282	14,804	1	(44)	16,043
Pension and postretirement benefits	—	7,522	40	—	7,562
Bankruptcy settlement obligations	—	325	—	—	325
Other liabilities	155	3,835	291	(411)	3,870

Total noncurrent liabilities	1,437	26,486	332	(455)	27,800
Stockholders’ equity
Common stock	7	—	—	—	7
Additional paid-in capital	15,135	16,174	199	(16,373)	15,135
Accumulated other comprehensive loss	(4,559)	(4,656)	(12)	4,668	(4,559)
Retained earnings (deficit)	(8,562)	(10,112)	11	10,101	(8,562)

Total stockholders’ equity	2,021	1,406	198	(1,604)	2,021

Total liabilities and stockholders’ equity	$4,109	$42,787	$968	$(4,639)	$43,225

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	Year Ended December 31, 2015
	American Airlines Group (Parent Company Only)	American	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net cash provided by operating activities	$3,595	$2,587	$67	$—	$6,249
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	—	(6,075)	(76)	—	(6,151)
Purchases of short-term investments	—	(8,126)	—	—	(8,126)
Sales of short-term investments	—	8,517	—	—	8,517
Decrease in restricted cash and short-term investments	—	79	—	—	79
Proceeds from sale of an investment	52	—	—	—	52
Proceeds from sale of property and equipment	—	26	9	—	35

Net cash provided by (used in) investing activities	52	(5,579)	(67)	—	(5,594)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(2,153)	—	—	(2,153)
Proceeds from issuance of long-term debt	500	4,509	—	—	5,009
Deferred financing costs	(7)	(80)	—	—	(87)
Sale-leaseback transactions	—	43	—	—	43
Treasury stock repurchases	(3,846)	—	—	—	(3,846)
Dividend payments	(278)	—	—	—	(278)
Other financing activities	—	53	—	—	53

Net cash provided by (used in) financing activities	(3,631)	2,372	—	—	(1,259)

Net increase (decrease) in cash	16	(620)	—	—	(604)
Cash at beginning of year	3	984	7	—	994

Cash at end of year	$19	$364	$7	$—	$390

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	Year Ended December 31, 2014
	American Airlines Group (Parent Company Only)	American	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net cash provided by operating activities	$458	$2,578	$44	$—	$3,080
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	—	(5,256)	(55)	—	(5,311)
Purchases of short-term investments	—	(5,380)	—	—	(5,380)
Sales of short-term investments	—	7,179	—	—	7,179
Decrease in restricted cash and short-term investments	—	261	—	—	261
Net proceeds from slot transaction	—	307	—	—	307
Proceeds from sale of property and equipment	—	20	13	—	33

Net cash used in investing activities	—	(2,869)	(42)	—	(2,911)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(2,955)	(1)	(176)	(3,132)
Proceeds from issuance of long-term debt	750	2,552	—	—	3,302
Deferred financing costs	(11)	(95)	—	—	(106)
Sale-leaseback transactions	—	811	—	—	811
Exercise of stock options	10	—	—	—	10
Treasury stock repurchases	(1,062)	—	—	—	(1,062)
Dividend payments	(144)	—	—	—	(144)
Funds transferred to affiliates, net	—	(176)		176	—
Other financing activities	—	6	—	—	6

Net cash provided by (used in) financing activities	(457)	143	(1)	—	(315)

Net increase (decrease) in cash	1	(148)	1	—	(146)
Cash at beginning of year	2	1,132	6	—	1,140

Cash at end of year	$3	$984	$7	$—	$994

22.  Subsequent Events

Dividend Declaration

In January 2016, the Company announced that its Board of Directors had declared a $0.10 per share dividend for stockholders of record on February 10, 2016, and payable on February 24, 2016. Any future dividends that may be declared and paid from time to time under the Company’s capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The Company’s capital deployment program does not obligate it to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at the Company’s discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

2016-1 EETCs

In January 2016, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2016-1 Class AA, Class A and Class B EETCs in connection with the financing of 22 aircraft owned by American (the 2016-1 EETC Aircraft).

All of the proceeds received from the sale of the 2016-1 EETCs have been used to purchase equipment notes issued by American in three series: Series AA equipment notes in the amount of $584 million bearing interest at 3.575% per annum, Series A equipment notes in the amount of $262 million bearing interest at 4.10% per annum and Series B equipment notes in the amount of $228 million bearing interest at 5.25% per annum. Interest and principal payments on the equipment notes are payable semi-annually in January and July of each year, beginning in July 2016. The final payments on the Series AA and Series A equipment notes are due in January 2028 and the final payment on the Series B equipment notes is due in January 2024. These equipment notes are secured by liens on the 2016-1 EETC Aircraft.

ITEM 8B. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Airlines, Inc.:

We have audited the accompanying consolidated balance sheets of American Airlines, Inc. and subsidiaries (American) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholder’s equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the American’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Airlines, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of American’s internal control over financial reporting.

/s/    KPMG LLP

Dallas, Texas

February 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Airlines, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows of American Airlines, Inc. (the Company) for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of US Airways, Inc. (US Airways), a wholly-owned subsidiary of the Company, which statements reflect operating revenues constituting 4% of consolidated operating revenues for the year ended December 31, 2013. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly-owned subsidiary, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of American Airlines, Inc.’s operations and its cash flows for the year ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, US Airways merged with and into American Airlines, Inc. on December 30, 2015; therefore, the 2013 financial statements are presented as though the transaction occurred on December 9, 2013, which represents the earliest date that the Company and US Airways were under common control.

/s/    Ernst & Young LLP

Dallas, Texas

February 27, 2014 except for Note 5

as to which the date is February 23, 2016

AMERICAN AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31,
	2015	2014	2013
Operating revenues:
Mainline passenger	$29,037	$30,802	$20,218
Regional passenger	6,475	6,322	3,131
Cargo	760	875	685
Other	4,812	4,764	2,667

Total operating revenues	41,084	42,763	26,701
Operating expenses:
Aircraft fuel and related taxes	6,226	10,592	7,839
Salaries, wages and benefits	9,514	8,499	5,452
Regional expenses	6,098	6,564	3,293
Maintenance, materials and repairs	1,889	2,051	1,260
Other rent and landing fees	1,731	1,727	1,152
Aircraft rent	1,250	1,250	768
Selling expenses	1,394	1,544	1,158
Depreciation and amortization	1,364	1,301	853
Special items, net	1,051	783	559
Other	4,378	4,186	3,007

Total operating expenses	34,895	38,497	25,341

Operating income	6,189	4,266	1,360
Nonoperating income (expense):
Interest income	49	32	20
Interest expense, net of capitalized interest	(796)	(847)	(727)
Other, net	(774)	(183)	(84)

Total nonoperating expense, net	(1,521)	(998)	(791)

Income before reorganization items, net	4,668	3,268	569
Reorganization items, net	—	—	(2,640)

Income (loss) before income taxes	4,668	3,268	(2,071)
Income tax provision (benefit)	(3,452)	320	(354)

Net income (loss)	$8,120	$2,948	$(1,717)

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$8,120	$2,948	$(1,717)
Other comprehensive income (loss):
Defined benefit pension plans and retiree medical:
Amortization of actuarial loss and prior service cost	(109)	(163)	(142)
Current year change	(51)	(2,621)	1,577
Derivative financial instruments:
Change in fair value	—	(52)	18
Reclassification into earnings	(9)	(4)	34
Unrealized loss on investments:
Net change in value	(6)	(4)	(1)
Reversal of non-cash tax provision (benefit)	—	328	(538)

Total other comprehensive income (loss)	(175)	(2,516)	948

Total comprehensive income (loss)	$7,945	$432	$(769)

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 31,
	2015	2014
ASSETS
Current assets
Cash	$364	$984
Short-term investments	5,862	6,306
Restricted cash and short-term investments	695	774
Accounts receivable, net	1,420	1,769
Receivables from related parties, net	1,981	—
Aircraft fuel, spare parts and supplies, net	796	919
Prepaid expenses and other	740	885

Total current assets	11,858	11,637
Operating property and equipment
Flight equipment	32,838	27,852
Ground property and equipment	6,224	5,762
Equipment purchase deposits	1,067	1,230

Total property and equipment, at cost	40,129	34,844
Less accumulated depreciation and amortization	(12,893)	(12,039)

Total property and equipment, net	27,236	22,805
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $502 and $447, respectively	2,249	2,240
Deferred tax asset	2,932	—
Other assets	2,073	2,014

Total other assets	11,345	8,345

Total assets	$50,439	$42,787

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$2,234	$1,678
Accounts payable	1,517	1,316
Accrued salaries and wages	1,156	1,126
Air traffic liability	3,747	4,252
Loyalty program liability	2,525	2,807
Payables to related parties, net	—	1,703
Other accrued liabilities	2,198	2,013

Total current liabilities	13,377	14,895
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	16,592	14,804
Pension and postretirement benefits	7,410	7,522
Deferred gains and credits, net	667	829
Bankruptcy settlement obligations	193	325
Other liabilities	2,502	3,006

Total noncurrent liabilities	27,364	26,486
Commitments and contingencies (Note 13)
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,521	16,174
Accumulated other comprehensive loss	(4,831)	(4,656)
Accumulated deficit	(1,992)	(10,112)

Total stockholder’s equity	9,698	1,406

Total liabilities and stockholder’s equity	$50,439	$42,787

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$8,120	$2,948	$(1,717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,560	1,469	1,003
Debt discount and lease amortization	(126)	(171)	—
Special items, non-cash	295	91	82
Pension and postretirement	(194)	(163)	(154)
Deferred income taxes	(3,467)	344	(324)
Share-based compensation	284	300	34
Reorganization items, non-cash	—	—	2,098
Interest expense, non-cash	—	—	45
Other, net	(21)	7	(77)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	354	(176)	(94)
Decrease (increase) in other current assets	(105)	(73)	1
Decrease in derivative collateral	—	—	1
Increase in accounts payable and accrued liabilities	214	74	83
Increase (decrease) in air traffic liability	(505)	(97)	150
Decrease in payables to related parties, net	(3,695)	(527)	(51)
Increase (decrease) in loyalty program liability	(295)	(229)	38
Contributions to pension plans	(6)	(809)	(494)
Increase (decrease) in other assets and liabilities	174	(410)	3

Net cash provided by operating activities	2,587	2,578	627
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(6,075)	(5,256)	(3,099)
Acquisition of US Airways	—	—	200
Purchases of short-term investments	(8,126)	(5,380)	(3,342)
Sales of short-term investments	8,517	7,179	2,159
Decrease in restricted cash and short-term investments	79	261	147
Net proceeds from slot transaction	—	307	—
Proceeds from sale of property and equipment	26	20	115

Net cash used in investing activities	(5,579)	(2,869)	(3,820)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(2,153)	(2,955)	(2,925)
Proceeds from issuance of long-term debt	4,509	2,552	5,134
Deferred financing costs	(80)	(95)	(120)
Sale-leaseback transactions	43	811	1,700
Funds transferred from (to) affiliates, net	—	(176)	53
Other financing activities	53	6	9

Net cash provided by financing activities	2,372	143	3,851

Net increase (decrease) in cash	(620)	(148)	658
Cash at beginning of year	984	1,132	474

Cash at end of year	$364	$984	$1,132

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2012	—	4,469	(3,088)	(11,343)	(9,962)
Merger impact:
Issuance of new stock by AAG pursuant to Merger	—	5,431	—	—	5,431
Net loss	—	—	—	(1,717)	(1,717)
Changes in pension, retiree medical and other liability	—	—	1,435	—	1,435
Net changes in fair value of derivative financial instruments	—	—	52	—	52
Reversal of non-cash tax benefit	—	—	(538)	—	(538)
Share-based compensation expense	—	78	—	—	78
Intercompany equity transfer	—	824	—	—	824
Change in unrealized loss on investments	—	—	(1)	—	(1)

Balance at December 31, 2013	—	10,802	(2,140)	(13,060)	(4,398)
Net income	—	—	—	2,948	2,948
Changes in pension, retiree medical and other liability	—	—	(2,784)	—	(2,784)
Net changes in fair value of derivative financial instruments	—	—	(56)	—	(56)
Reversal of non-cash tax provision	—	—	328	—	328
Share-based compensation expense	—	300	—	—	300
Intercompany equity transfer	—	5,072	—	—	5,072
Change in unrealized loss on investments	—	—	(4)	—	(4)

Balance at December 31, 2014	$—	$16,174	$(4,656)	$(10,112)	$1,406
Net income	—	—	—	8,120	8,120
Changes in pension, retiree medical and other liability	—	—	(160)	—	(160)
Net changes in fair value of derivative financial instruments	—	—	(9)	—	(9)
Share-based compensation expense	—	284	—	—	284
Intercompany equity transfer	—	63	—	—	63
Change in unrealized loss on investments	—	—	(6)	—	(6)

Balance at December 31, 2015	$—	$16,521	$(4,831)	$(1,992)	$9,698

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

American has hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C.

On December 30, 2015, in order to simplify AAG’s internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, Inc. (US Airways Group), AAG caused US Airways Group to be merged with and into AAG, with AAG as the surviving corporation, and, immediately thereafter, US Airways, Inc. (US Airways), a Delaware corporation and wholly-owned subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. As a result of the merger of US Airways and American, US Airways transferred all of its assets, liabilities and off-balance sheet commitments to American. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and was accounted for at historical cost. As part of the transfer of assets and liabilities to American, all of US Airways’ obligations with respect to certain pass through trusts and the leases of related aircraft and engines were transferred to American. See Note 5(a) for further information.

As of December 31, 2015, American employed approximately 98,900 active full-time equivalent employees, of which approximately 85% are covered by collective bargaining agreements with various labor unions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Plan of Reorganization

The Plan implements the Merger and incorporates a compromise and settlement of certain intercreditor and intercompany claim issues.

Pursuant to the Plan, all shares of AMR common stock outstanding prior to the Effective Date were canceled. AAG’s Certificate of Incorporation, which was approved in connection with the Plan, authorizes the issuance of 1.75 billion new shares of AAG Common Stock and 200 million shares of AAG Series A Preferred Stock, par value $0.01 per share (AAG Series A Preferred Stock). Of the authorized AAG Series A Preferred Stock, approximately 168 million shares were designated “Series A Convertible Preferred Stock,” with a stated value of $25.00 per share, and issued in accordance with the Plan. AAG Common Stock is listed on the NASDAQ Global Select Market under the symbol “AAL” and began trading on December 9, 2013. AAG Series A Preferred Stock was listed on the NASDAQ Global Select Market under the symbol “AALCP” from December 9, 2013 until its final mandatory conversion on April 8, 2014. In addition, the 2013 Incentive Award Plan (the 2013 Plan) authorizes the grant of awards for the issuance of 40 million shares of AAG Common Stock plus any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. In addition, any shares that were available for issuance under the US Airways Group 2011 Incentive Award Plan (the 2011 Plan) as of the effective date of the Merger may be used for awards under the 2013 Plan; provided, that awards using such available shares shall not be made after the date awards or grants could have been made under 2011 Plan and shall only be made to individuals who were not providing services to AMR prior to the Merger.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

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

The Plan contemplated the distribution of up to 756 million shares of AAG Common Stock, however this amount was reduced by approximately 20 million shares because certain tax withholdings for employees were paid in cash as permitted under the Plan. In accordance with the Plan, AAG issued the remaining shares of AAG Common Stock over the 120-day distribution period, except for shares held in the Disputed Claims Reserve. In addition, pursuant to the Plan, approximately 197 million shares of AAG Common Stock were distributed to holders of outstanding shares of US Airways Group common stock.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve that was initially issued 30.4 million shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As of December 31, 2014, the Disputed Claims Reserve held 26.8 million shares of AAG Common Stock pending distribution of those shares in accordance with the Plan. On February 10, 2015, approximately 0.8 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $4 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. On July 14, 2015, approximately 0.6 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and American repurchased less than 0.1 million shares of AAG Common Stock for an aggregate of $2 million from the Disputed Claims Reserve at the then-prevailing market price in order to fund cash tax obligations resulting from this distribution. As of December 31, 2015, there were approximately 25.3 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders as of the Effective Date. AAG is not required to distribute additional shares above the limits contemplated by the Plan described above.

In addition, from the Effective Date through December 31, 2015, American has made the following cash disbursements under the Plan:

•	$385 million in cash to the pension plans in connection with missed contributions to the pension plans during the Chapter 11 Cases and interest and penalty interest thereon;

•	$108 million in cash to holders in partial or full satisfaction of their claims, including to holders of administrative claims, and state and local priority tax claims;

•	$196 million in cure payments to holders of secured debt; and

•	Approximately $570 million for payroll and other taxes associated with equity distributions to employees and distributions from the Disputed Claims Reserve.

Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 13 for more information.

The reconciliation process with respect to the remaining claims will take considerable time post-emergence. American’s estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in bankruptcy settlement obligations on American’s consolidated balance sheet as of December 31, 2015. As these claims are resolved, or where better information becomes available and is evaluated, American will make adjustments to the liabilities recorded on American’s consolidated financial statements as appropriate. Any such adjustments could be material to American’s financial position or results of operations in any given period.

Availability and Utilization of Net Operating Losses

Upon emergence from bankruptcy, American experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which could potentially limit the ability to utilize certain tax attributes including American’s substantial net operating losses (NOLs). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. American elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.5 billion (with $7.3 billion of unlimited NOL still remaining at December 31, 2015) of the federal NOLs carried over from prior taxable years (NOL Carryforwards) to be utilized without regard to the annual limitation generally imposed by Section 382. See Note 8 for additional information related to tax matters.

Moreover, an ownership change subsequent to American’s emergence from bankruptcy may further limit or effectively eliminate the ability to utilize American’s NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on American’s ability to utilize the NOL Carryforwards, AAG’s Restated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Certificate of Incorporation (the Certificate of Incorporation) contains transfer restrictions applicable to certain substantial stockholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of the Certificate of Incorporation was attached as Exhibit 3.1 to a Current Report on Form 8-K filed by AAG with the SEC on December 9, 2013.

Reorganization Items, Net

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the consolidated statement of operations for the year ended December 31, 2013 (in millions):

December 31, 2013
Labor-related deemed claim (1)	$1,733
Aircraft and facility financing renegotiations and rejections (2),(3)	320
Fair value of conversion discount (4)	218
Professional fees	199
Other	170

Total reorganization items, net	$2,640

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

3.  Bankruptcy Settlement Obligations

As of December 31, 2015 and 2014, the components of bankruptcy settlement obligations on American’s consolidated balance sheets are as follows (in millions):

	December 31,
	2015	2014
Single-Dip Equity Obligations	$147	$248
Labor-related deemed claim	46	77

Total	$193	$325

The Single-Dip Equity Obligations, while outstanding, do not vote or participate in accordance with the terms of the Plan. These equity obligations, representing the amount of total Single-Dip Unsecured Claims not satisfied through the issuance of AAG Series A Preferred Stock at the Effective Date, represented an unconditional obligation to transfer a variable number of shares of AAG Common Stock based predominantly on a fixed monetary amount known at inception, and, as such, were not treated as equity, but rather as liabilities, until the 120th day after emergence, which was April 8, 2014. As of April 8, 2014, AAG has issued shares of AAG Common Stock to satisfy the obligation amount at emergence, plus accrued dividends of 12% per annum, calculated daily, through such date, based on the volume weighted average price of the shares of AAG Common Stock, at a 3.5% discount, as specified in the Plan. The amount of the remaining Single-Dip Equity Obligations at December 31, 2015 is American’s estimate of its obligation for disputed claims of $147 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at December 31, 2015. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

In exchange for employees’ contributions to the successful reorganization of AAG, including agreeing to reductions in pay and benefits, AAG and American agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. From the Effective Date through December 31, 2015, AAG has made distributions of $1.0 billion in AAG Common Stock and paid approximately $555 million in cash to cover payroll and other taxes related to the equity distributions. As of December 31, 2015, the liability to certain AMR labor groups and employees of $46 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such obligation, measured as if the obligation were settled using the closing price of AAG Common Stock at December 31, 2015. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim is marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.

On February 10, 2015 and July 14, 2015, approximately 0.8 million and 0.6 million shares, respectively, of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and 0.1 million shares in the aggregate were withheld to fund cash tax obligations resulting from these distributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

4.  Merger and Related Matters

Description of Transaction

As previously discussed in Note 2, on the Effective Date, the Debtors consummated their reorganization and the Merger pursuant to the Plan. The Merger has been accounted for as a business acquisition using the acquisition method of accounting in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805), with AAG considered the acquirer of US Airways Group. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The excess of the purchase price over the net fair value of assets and liabilities acquired was recorded as goodwill. Goodwill is not amortized, but is tested for impairment at least annually. As a result of US Airways Group becoming a wholly-owned subsidiary of AAG, US Airways Group applied push down accounting to US Airways.

Slot Divestitures

As a stipulation for the Merger to be approved by the Department of Justice (DOJ), American was required to divest certain airport take off and landing rights (slots) at LaGuardia Airport (LGA) and Ronald Reagan Washington National Airport (DCA). In 2014, American divested the required DCA slots and received $307 million in cash as well as 24 slots at JFK. American recognized a net gain of $309 million related to these divestitures, which has been included in special items, net in the consolidated statement of operations. In 2013, American recognized a gain of $67 million related to the sale of the LGA slots, which has been included in special items, net in the consolidated statement of operations.

In 2013, the European Commission cleared under the EU Merger Regulation the proposed merger between US Airways and American. As a consequence of the merger clearance process in the EU, American was required to make available one pair of London Heathrow slots for use by another carrier between London and Philadelphia, which the acquiring carrier can deploy on another London Heathrow city pair after operating the slots on London-Philadelphia for a period of not less than three consecutive years. In addition, along with American’s joint business agreement partners, American was required to make available for an initial period of up to seven years one pair of Heathrow slots for service between London and Miami that may be operated via an intermediate point. In connection with these requirements and upon making these slots available, in 2014, American recorded a $43 million non-cash charge, which has been included in special items, net in the consolidated statement of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(In millions except per share data)
Outstanding shares of US Airways Group Common Stock at December 9, 2013 exchanged	197.4
Exchange ratio	1.0

Assumed shares of AAG Common Stock	197.4
Price per share	$22.55

Fair value of AAG Common Stock issued	$4,451
Fair value of AAG equity awards issued in exchange for outstanding US Airways Group equity awards	$141

Total purchase price	$4,592

Allocation of Consideration Transferred

The Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, with AAG treated as the acquirer of US Airways Group for accounting purposes. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The acquisition values have been pushed down to US Airways as of December 9, 2013. The amount of acquisition pushed down to US Airways was $5.4 billion, the remainder of the purchase price being pushed down to US Airways Group and its other subsidiaries based on the fair value of their net assets. The excess of the pushed down acquisition value over the net fair value of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is not amortized, but is tested for impairment at least annually.

(In millions)
Cash	$200
Short-term investments	3,517
Other current assets	1,417
Operating property and equipment	5,383
Goodwill	4,091
Identifiable intangibles	1,501
Other noncurrent assets	125
Long-term debt and capital leases, including current portion	(5,481)
Air traffic liability	(1,417)
Loyalty program liability	(1,256)
Other liabilities assumed	(2,649)

Total purchase price	$5,431

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market, other than certain long-term debt assumed in the Merger. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of US Airways’ aircraft and operating leases. The market approach included prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. The current market for the aircraft, the maintenance condition of the aircraft and the expected proceeds from the sale of the assets, among other factors, were considered. The market approach was utilized to value certain intangible assets such as airport take off and landing slots when sufficient market information was available. The income approach was primarily used to value intangible assets, including customer relationships, marketing agreements, certain international route authorities, and the US Airways tradename. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of US Airways’ Dividend Miles loyalty program liability was determined based on the weighted average equivalent ticket value of outstanding miles which were expected to be redeemed for future travel at December 9, 2013. The weighted average equivalent ticket value contemplates differing classes of service, domestic and international itineraries and the carrier providing the award travel.

Pro-forma Impact of the Merger

American’s unaudited pro-forma results presented below include the effects of the Merger as if it had been consummated as of January 1, 2012. The pro-forma results include the depreciation and amortization associated with the acquired tangible and intangible assets, lease and debt fair value adjustments, the elimination of any deferred gains or losses, adjustments relating to reflecting the fair value of the loyalty program liability and the impact of income changes on profit sharing expense, among others. In addition, the pro-forma results below reflect the impact of higher wage rates related to memorandums of understanding with US Airways’ pilots that became effective upon closing of the Merger, as well as the elimination of American’s reorganization items, net and Merger transition costs. However, the pro-forma results do not include any anticipated synergies or other expected benefits of the Merger. Accordingly, the unaudited pro-forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2012.

December 31, 2013
(In millions)
Revenue	$40,782
Net Income	2,707

5.  Basis of Presentation and Summary of Significant Accounting Policies

(a) Basis of Presentation

On December 30, 2015, US Airways merged with and into American, which is reflected in American’s consolidated financial statements as though the transaction had occurred on December 9, 2013, when a subsidiary of AMR merged with and into US Airways Group. Thus, the full years of 2015 and 2014 and the period from December 9, 2013 to December 31, 2013 are comprised of the consolidated financial data of American and US Airways. For the periods prior to December 9, 2013, the financial data reflects the results of American only. For financial reporting purposes, the transaction constituted a transfer of assets between entities under common control and was accounted for in a manner similar to the pooling of interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity and no other assets or liabilities are recognized.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

intangible assets, business combination measurements, the loyalty program, pensions and retiree medical and other postretirement benefits and the deferred tax asset valuation allowance. All significant intercompany transactions have been eliminated.

(b) Chapter 11 Matters

In accordance with GAAP, the Debtors (as defined in Note 2 above) applied ASC 852 “Reorganizations” (ASC 852) in preparing the consolidated financial statements for periods subsequent to the Chapter 11 Cases (as defined in Note 2 above). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases for 2013 are presented in reorganization items, net on the accompanying consolidated statement of operations.

(c) Restricted Cash and Short-term Investments

American has restricted cash and short-term investments related primarily to collateral held to support workers’ compensation obligations.

(d) Aircraft Fuel, Spare Parts, and Supplies, Net

Aircraft fuel, spare parts, and supplies, net are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is provided for aircraft spare parts and supplies.

(e) Operating Property and Equipment

Operating property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset. Interest capitalized for the years ended December 31, 2015, 2014 and 2013 was $52 million, $61 million and $47 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less. The depreciable lives used for the principal depreciable asset classifications are:

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

Equipment and property under capital leases are amortized over the term of the leases or, in the case of certain aircraft, over their expected useful lives. Lease terms vary but are generally 12 to 30 years for aircraft and three to 30 years for other leased equipment and property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

American records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of the assets and the net book value of the assets exceeds their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

(g) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but tested for impairment annually on October 1st or more frequently if events or circumstances indicate that goodwill may be impaired. American has one consolidated reporting unit.

Goodwill is measured for impairment by initially performing a qualitative screen and, if necessary, then comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. Based upon American’s annual measurement, there was no goodwill impairment in 2015.

(h) Other Intangibles, Net

Intangible assets consist primarily of airport slots, customer relationships, marketing agreements, international slots and route authorities, gate leasehold rights and tradenames. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table provides information relating to American’s amortizable intangible assets as of December 31, 2015 and 2014 (in millions):

	December 31,
	2015	2014
Domestic airport slots	$365	$365
Customer relationships	300	300
Marketing agreements	105	105
Tradenames	35	35
Airport gate leasehold rights	137	138
Accumulated amortization	(502)	(447)

Total	$440	$496

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. The customer relationships, marketing agreements and tradenames were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately nine years, 30 years and 15 months, respectively.

American recorded amortization expense related to these intangible assets of approximately $55 million, $81 million and $20 million for the years ended December 31, 2015, 2014 and 2013, respectively. American expects to record annual amortization expense for the aforementioned definite-life intangible assets as follows (in millions):

2016	$50
2017	46
2018	42
2019	42
2020	42
2021 and thereafter	218

Total	$440

American’s indefinite-lived assets include certain international slots and route authorities and domestic airport slots. Indefinite-lived assets are not amortized but instead are reviewed for impairment annually on October 1st or more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2015 and 2014, American had $1.8 billion and $1.7 billion, respectively, of indefinite-lived intangible assets on its consolidated balance sheets.

American’s indefinite-lived intangible assets are reviewed for impairment by initially performing a qualitative screen to determine whether American believes it is more likely than not that an asset has been impaired. If American believes an impairment has occurred, American then evaluates for impairment by comparing the estimated fair value of assets to the carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. Based upon American’s annual review, there was no indefinite-lived intangible asset impairment in 2015.

(i) Loyalty Program

American currently operates the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American and oneworld carriers, as well as certain other partner airlines that participate in the program. Mileage credits can also be earned through purchases from other non-airline partners that participate in American’s loyalty program. Mileage credits can be redeemed for travel on American or other participating partner airlines, in which case American pays a fee.

American uses the incremental cost method to account for the portion of its loyalty program liability incurred when AAdvantage members earn mileage credits by flying on American or its regional affiliates. American has an obligation to provide future travel when these mileage credits are redeemed and therefore has recorded a liability for mileage credits outstanding.

The incremental cost liability includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, American estimates how many mileage credits will never be redeemed for travel and excludes those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the consolidated statements of operations as a part of passenger revenue.

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

As of December 31, 2015 and 2014, the liability for outstanding mileage credits for the AAdvantage program accounted for under the incremental cost method was $657 million and $674 million, respectively, and is included on the consolidated balance sheets within loyalty program liability.

In addition, American applied the acquisition method of accounting in connection with the Merger and therefore recorded the liability for outstanding US Airways’ mileage credits at fair value, an amount significantly in excess of incremental cost. As of December 31, 2015 and 2014, the liability for these outstanding mileage credits expected to be redeemed for future travel awards was $296 million and $611 million, respectively, and is included on the consolidated balance sheets within loyalty program liability. This liability is amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel. All new miles earned will be recorded as a liability based on the incremental cost method discussed above.

American also sells loyalty program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to non-airline business partners is comprised of two components, transportation and marketing. Historically, American has used the residual method of accounting to determine the values of each component as there had not been a material modification to any significant agreements since the adoption of Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” on January 1, 2011.

In 2013, American and Citibank amended their AAdvantage co-branded credit card agreement which resulted in a material modification of the terms of the arrangement. Also, in connection with the acquisition of US Airways on December 9, 2013, a material modification occurred on all of US Airways’ agreements in connection with the Merger. Therefore, subsequent to the amendments of these arrangements, American applied the relative selling price method to determine the values of each deliverable. Under the relative selling price approach, American identified five revenue elements for the co-branded credit card agreements with Citibank and Barclays: the transportation component; use of the American brand including access to loyalty program member lists; advertising; lounge access; and baggage services (together excluding the transportation component, the marketing component).

The transportation component represents the estimated selling price of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and is amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel.

The marketing component represents services provided to American’s business partners and relates primarily to the use of the American brand including access to loyalty program member lists. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

As of December 31, 2015 and 2014, American had $1.5 billion in deferred revenue from the sale of mileage credits (recorded within loyalty program liability on the consolidated balance sheets). For the years ended December 31, 2015, 2014 and 2013, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $1.5 billion, $1.4 billion and $834 million, respectively.

(j) Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. American’s air traffic liability was $3.7 billion and $4.3 billion as of December 31, 2015 and 2014, respectively.

The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of American’s historical data. American and other airline industry participants have consistently applied this accounting method to estimate revenue from forfeited tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of American’s estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

American purchases capacity, or ASMs, generated by AAG’s wholly-owned regional air carriers and the capacity of third-party carriers including Air Wisconsin Airlines Corporation (Air Wisconsin), Republic Airline Inc. (Republic), Mesa Airlines, Inc. (Mesa), SkyWest Airlines, Inc. (SkyWest), ExpressJet Airlines, Inc. (ExpressJet), Compass Airlines, LLC (Compass) and Trans States Airlines, Inc. (Trans States) in certain markets. AAG’s wholly-owned regional air carriers and third-party carriers operate regional aircraft as part of American Eagle carriers. American classifies revenues generated from transportation on these carriers as regional passenger revenues. Liabilities related to tickets sold by American for travel on these air carriers are also included in American’s air traffic liability and are subsequently recognized as revenue in the same manner as described above.

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

(l) Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising. Advertising expenses are expensed as incurred. Advertising expense was $110 million, $92 million and $166 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(m) Share-based Compensation

American accounts for its share-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 16 for further discussion of share-based compensation.

(n) Deferred Gains and Credits, Net

Included within deferred gains and credits, net are amounts deferred and amortized into future periods associated with the adjustment of leases to fair value in connection with the application of acquisition accounting, deferred gains on the sale-leaseback of aircraft and certain vendor incentives. American periodically receives vendor incentives in connection with acquisition of aircraft and engines. These credits are deferred until aircraft and engines are delivered and then applied as a reduction to the cost of the related equipment.

(o) Foreign Currency Gains and Losses

Foreign currency gains and losses are recorded as part of other nonoperating expense, net in American’s consolidated statements of operations. Foreign currency losses for 2015, 2014 and 2013 were $751 million, $114 million and $56 million, respectively. The 2015 period included a $592 million special charge to write off all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

(p) Other Operating Expenses

Other operating expenses includes expenses associated with ground and cargo handling, crew travel, aircraft food and catering, passenger accommodation, airport security, international navigation fees and certain general and administrative expenses.

(q) Regional Expenses

Expenses associated with American’s third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the consolidated statements of operations. Regional expenses consist of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Aircraft fuel and related taxes	$1,230	$2,009	$1,119
Salaries, wages and benefits	276	228	29
Capacity purchases from third-party regional carriers (1)	3,246	3,187	1,359
Maintenance, materials and repairs	1	6	—
Other rent and landing fees	436	386	217
Selling expenses	333	307	153
Depreciation and amortization	197	168	150
Special items, net	18	5	—
Other	361	268	266

Total regional expenses	$6,098	$6,564	$3,293

(1)	For the years ended December 31, 2015 and 2014, the component of capacity purchase expenses related to aircraft deemed to be leased was approximately $492 million and $447 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(r) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. American is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on American’s consolidated financial statements.

On February 18, 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810).” ASU 2015-02 amends both the variable interest entity and voting interest entity consolidation models. The standard is effective for public reporting entities in fiscal periods beginning after December 15, 2015, and early adoption is permitted. This standard is not expected to have a material impact on American’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application, represents a change in accounting principle and is effective for fiscal years beginning after December 15, 2015. American early adopted this standard during the fourth quarter 2015, utilizing retrospective application as permitted. As such, certain prior period amounts have been reclassified to conform to the current presentation. As a result, American reclassified $174 million of debt issuance costs within other assets to reduce current maturities of long-term debt and capital leases by $29 million and to reduce long-term debt and capital leases by $145 million on the consolidated balance sheet as of December 31, 2014.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” Under ASU 2015-07, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. ASU 2015-07 is not expected to have a material impact on American’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which changes how deferred taxes are classified on the balance sheet. ASU 2015-17 eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent on the balance sheet. Deferred tax liabilities and assets are now required to be classified as noncurrent on the balance sheet. Entities have the choice to apply ASU 2015-17 either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The update is effective for annual and interim periods in fiscal years beginning after December 15, 2016. American early adopted this standard during the fourth quarter 2015, utilizing retrospective application as permitted. As such, certain prior period amounts have been reclassified to conform to the current presentation. As a result, American reclassified $314 million of current deferred income tax assets within prepaid expenses and other to reduce deferred income taxes within other liabilities on the consolidated balance sheet as of December 31, 2014.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10).” ASU 2016-01 makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have a material impact on American’s consolidated financial statements.

6.  Special Items, Net

American’s special items, net on the consolidated statements of operations are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Mainline operating special items, net (1)	$1,051	$783	$559

(1)

The 2015 mainline operating special items totaled a net charge of $1.1 billion, which principally included $1.0 billion of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance, share-based compensation, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training.

The 2014 mainline operating special items totaled a net charge of $783 million, which principally included $807 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation, divestiture of London Heathrow slots, fleet restructuring, re-branding of aircraft and airport facilities, relocation and training. In addition, American recorded a net charge of $60 million for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations and an $81 million charge to revise prior estimates of certain aircraft residual values and other spare parts asset impairments. These charges were offset in part by a $309 million gain on the sale of slots at DCA.

The 2013 mainline operating special items, net principally included $443 million of merger related expenses related to the alignment of labor union contracts, professional fees, severance, share-based compensation and fees for US Airways to exit the Star Alliance and its codeshare agreement with United Airlines. In addition, American recorded a $107 million charge related to American’s pilot long-term disability obligation, a $43 million charge for workers’ compensation claims and a $33 million aircraft impairment charge. These charges were offset in part by a $67 million gain on the sale of slots at LGA.

The following additional amounts are also included in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Other revenue special item, net (1)	$—	$—	$(31)
Regional operating special items, net (2)	18	5	—
Nonoperating special items, net (3)	616	128	121
Reorganization items, net (4)	—	—	2,640
Income tax special items, net (5)	(3,468)	344	(324)

(1)

The 2013 other revenue special item, net included a credit to other revenues related to a change in accounting method resulting from the modification of American’s AAdvantage miles agreement with Citibank.

(2)	The 2015 and 2014 regional operating special items, net principally related to merger integration expenses.

(3)

The 2015 nonoperating special items totaled a net charge of $616 million, which principally included a $592 million charge to write off all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The 2014 nonoperating special items totaled a net charge of $128 million, which principally included a $43 million charge for Venezuelan foreign currency losses, $56 million of early debt extinguishment costs primarily related to the prepayment of 7.50% senior secured notes and other indebtedness and $29 million of non-cash interest accretion on bankruptcy settlement obligations.

The 2013 nonoperating special items, net consisted of interest charges of $48 million primarily to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and penalty interest related to 10.5% secured notes and 7.50% senior secured notes, a $54 million charge related to the premium on tender for existing enhanced equipment trust certificates (EETC) financings and the write-off of debt issuance costs and $19 million in charges related to the repayment of existing EETC financings.

(4)

In 2013, American recognized reorganization expenses as a result of the filing of voluntary petitions for relief under Chapter 11. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(5)

In 2015, income tax special items totaled a net credit of $3.5 billion. In connection with the preparation of American’s financial statements for the fourth quarter of 2015, management determined that it was more likely than not that substantially all of its deferred tax assets, which include its NOLs, would be realized. Accordingly, American reversed $3.5 billion of the valuation allowance as of December 31, 2015, which resulted in a special $3.5 billion non-cash tax benefit recorded in the consolidated statement of operations for 2015.

In 2014, income tax special items, net were $344 million. During 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in other comprehensive income (OCI), a subset of stockholder’s equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American’s fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated.

In 2013, income tax special items, net included a $538 million non-cash income tax benefit from continuing operations. American is required to consider all items (including items recorded in OCI) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, American recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on OCI. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on OCI is recorded directly to accumulated other comprehensive income (loss), which is a component of stockholder’s equity. Because the income tax expense on OCI is equal to the income tax benefit from continuing operations, American’s year-end net deferred tax position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount American believed was more likely than not to be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

7.  Debt

Long-term debt and capital lease obligations included in the consolidated balance sheets consisted of (in millions):

	December 31,
	2015	2014
Secured
2013 Credit Facilities, variable interest rate of 3.25%, installments through 2020 (a)	$1,867	$1,872
2014 Credit Facilities, variable interest rate of 3.50%, installments through 2021 (b)	743	750
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019 (c)	980	990
2013 Citicorp Credit Facility tranche B-2, variable interest rate of 3.00%, installments through 2016 (c)	588	594
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.38% to 9.75%, maturing from 2017 to 2027 (d)	8,693	7,028
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.63% to 8.48%, maturing from 2016 to 2027 (e)	4,183	2,952
Special facility revenue bonds, fixed interest rates ranging from 2.00% to 8.00%, maturing from 2016 to 2035 (f)	1,051	1,071
AAdvantage Loan (g)	—	433
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2016 to 2028 (e)	922	993

	19,027	16,683

Unsecured
Affiliate unsecured obligations	27	27

	27	27

Total long-term debt and capital lease obligations	19,054	16,710
Less: Total unamortized debt discount and debt issuance costs	228	228
Less: Current maturities	2,234	1,678

Long-term debt and capital lease obligations, net of current maturities	$16,592	$14,804

The table below shows availability under revolving credit facilities, all of which were undrawn, as of December 31, 2015 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts, airport leasehold rights, route authorities and airport slots. At December 31, 2015, American was operating 35 aircraft under capital leases. Leases can generally be renewed at rates based on fair market value at the end of the lease term for a number of additional years. At December 31, 2015, the maturities of long-term debt and capital lease obligations are as follows (in millions):

2016	$2,266
2017	1,598
2018	1,634
2019	2,628
2020	3,081
2021 and thereafter	7,820

Total	$19,027

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(a) 2013 Credit Facilities

On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, restated, amended and restated or otherwise modified, the 2013 Credit Agreement) with Deutsche Bank AG New York Branch, as administrative agent, and certain lenders that originally provided for a $1.9 billion term loan facility scheduled to mature on June 27, 2019 (the 2013 Term Loan Facility) and a $1.0 billion revolving credit facility scheduled to mature on June 27, 2018 (the 2013 Revolving Facility). The maturity of the term loan facility was subsequently extended to June 2020 and the revolving credit facility commitments were subsequently increased to $1.4 billion with an extended maturity date of October 10, 2020, all of which is further described below.

On May 21, 2015, American amended and restated the 2013 Credit Agreement pursuant to which it refinanced the 2013 Term Loan Facility (the $1.9 billion 2015 Term Loan Facility and, together with the 2013 Revolving Facility, the 2013 Credit Facilities) to extend the maturity date to June 2020 and reduce the LIBOR margin from 3.00% to 2.75%. In addition, American entered into certain amendments to reflect the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The $1.9 billion 2015 Term Loan Facility is repayable in annual installments, with the first installment in an amount equal to 1.25% of the principal amount commencing on June 27, 2016 and installments thereafter, in an amount equal to 1.0% of the principal amount, with any unpaid balance due on the maturity date. As of December 31, 2015, $1.9 billion of principal was outstanding under the $1.9 billion 2015 Term Loan Facility. Voluntary prepayments may be made by American at any time.

On October 10, 2014, American and AAG amended the 2013 Credit Agreement to extend the maturity date of the 2013 Revolving Facility to October 10, 2019 and increased the commitments thereunder to an aggregate principal amount of $1.4 billion while reducing the letter of credit commitments thereunder to $300 million. On October 26, 2015, American, AAG, US Airways Group and US Airways amended the 2013 Credit Agreement to extend the maturity date of the 2013 Revolving Facility to October 10, 2020. The 2013 Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder. As of December 31, 2015, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.

The 2013 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75%, with respect to the $1.9 billion 2015 Term Loan Facility) plus a LIBOR margin of 3.00% with respect to the 2013 Revolving Facility and 2.75% with respect to the $1.9 billion 2015 Term Loan Facility; provided that American’s corporate credit rating is Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin would be 2.50% for the $1.9 billion 2015 Term Loan Facility. As of December 31, 2015, American satisfied this ratings test and accordingly, the LIBOR margin for the $1.9 billion 2015 Term Loan Facility was 2.50%. The 2013 Revolving Credit Facility is subject to an undrawn fee of 0.75%.

Upon consummation of the Merger, US Airways Group and US Airways joined the 2013 Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the 2013 Credit Facilities were automatically increased.

Subject to certain limitations and exceptions, the 2013 Credit Facilities are secured by certain collateral, including certain slots, route authorities and airport gate leasehold rights. The obligations of American under the 2013 Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Credit Facilities as further described below in “Collateral Related Covenants.”

The 2013 Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

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

(b) 2014 Credit Facilities

On October 10, 2014, American, AAG, US Airways Group and US Airways entered into a Credit and Guaranty Agreement (as amended, restated, amended and restated or otherwise modified, the 2014 Credit Agreement) with Citibank, N.A., as administrative agent, and certain lenders that originally provided for a $750 million term loan facility scheduled to mature on October 10, 2021 (the 2014 Term Loan Facility) and a $400 million revolving credit facility scheduled to mature on October 10, 2019 (the 2014 Revolving Facility). The revolving credit facility commitments were subsequently increased to $1.025 billion with an extended maturity date of October 10, 2020 as further described below.

On April 20, 2015, American amended and restated the 2014 Credit Agreement pursuant to which it refinanced the 2014 Term Loan Facility (the $750 million 2015 Term Loan Facility and, together with the 2014 Revolving Facility, the 2014 Credit Facilities) to reduce the LIBOR margin from 3.50% to 3.00% and entered into certain amendments to reflect the release of certain existing collateral and the addition of certain new collateral, as well as the ability for American to make future modifications to the collateral pledged, subject to certain restrictions. The $750 million 2015 Term Loan Facility is repayable in annual installments in an amount equal to 1.00% of the original principal balance with any unpaid balance due on the maturity date. As of December 31, 2015, $743 million of principal was outstanding under the $750 million 2015 Term Loan Facility. Voluntary prepayments may be made by American at any time.

On October 26, 2015, American, AAG, US Airways Group and US Airways amended the 2014 Credit Agreement to increase the commitments under the 2014 Revolving Facility to an aggregate principal amount of $1.025 billion and extend the maturity date to October 10, 2020. The 2014 Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder. American may have letters of credit issued under the 2014 Revolving Facility in an aggregate amount outstanding at any time up to $300 million. As of December 31, 2015, there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.

The 2014 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75% in the case of the $750 million 2015 Term Loan Facility) plus a LIBOR margin of 3.00% with respect to the 2014 Revolving Facility and 3.00% with respect to the 2015 Term Loan Facility; provided that, American’s corporate credit rating is Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin would be 2.75% for the $750 million 2015 Term Loan Facility. As of December 31, 2015, American satisfied this ratings test and accordingly, the LIBOR margin for the $750 million 2015 Term Loan Facility was 2.75%. The 2014 Revolving Facility is subject to an undrawn fee of 0.75%.

Subject to certain limitations and exceptions, the 2014 Credit Facilities are secured by certain collateral, including certain slots, route authorities and airport gate leasehold rights. The obligations of American under the 2014 Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2014 Credit Facilities as further described below in “Collateral Related Covenants.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

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

(c) 2013 Citicorp Credit Facility

On May 23, 2013, US Airways entered into a term loan credit facility (as amended, the 2013 Citicorp Credit Facility) with Citicorp North America, Inc., as administrative agent, and certain lenders. US Airways Group guaranteed the obligations of US Airways under the 2013 Citicorp Credit Facility, and AAG and certain other subsidiaries of AAG are guarantors of those obligations. On December 30, 2015, in connection with the merger of US Airways Group with and into AAG and the merger of US Airways with and into American, AAG and American entered into an assumption agreement pursuant to which they assumed the obligations of US Airways Group and US Airways, respectively, in connection with the 2013 Citicorp Credit Facility.

The 2013 Citicorp Credit Facility consists of tranche B-1 term loans (Tranche B-1) and tranche B-2 term loans (Tranche B-2). As of December 31, 2015, $980 million of principal was outstanding under Tranche B-1 and $588 million of principal was outstanding under Tranche B-2. Voluntary prepayments may be made by American at any time.

The 2013 Citicorp Credit Facility bears interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. As of December 31, 2015, the applicable LIBOR margin was 2.75% for Tranche B-1 and 2.25% for Tranche B-2.

Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively (unless otherwise extended by the applicable parties), and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1.00% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.

Subject to certain limitations and exceptions, the obligations under the 2013 Citicorp Credit Facility are secured by liens on certain take off and landing slots at LGA, spare parts and certain other assets. The obligations of American under the 2013 Citicorp Credit Facility are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Citicorp Credit Facility as further described below in “Collateral Related Covenants.”

The 2013 Citicorp Credit Facility agreement contains events of default customary for similar financings, including a cross-default provision to certain other material indebtedness of American and certain of its affiliates. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Citicorp Credit Facility may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2013 Citicorp Credit Facility agreement) occurs, American will (absent an amendment or waiver) be required to repay the outstanding loans in full together with accrued interest thereon to the date of such prepayment. The 2013 Citicorp Credit Facility agreement includes affirmative, negative and financial covenants that, among other things, (a) require AAG and its restricted subsidiaries to maintain unrestricted liquidity of not less than $2.0 billion, with not less than $750 million held in accounts subject to control agreements, and (b) restrict the ability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

of AAG and its subsidiaries party to the 2013 Citicorp Credit Facility to make certain investments, pay dividends and make certain other payments, make certain acquisitions, incur liens on the collateral, dispose of collateral, enter into certain affiliate transactions, enter into certain hedging transactions, and engage in certain business activities, in each case subject to certain exceptions.

(d) Aircraft Enhanced Equipment Trust Certificates (EETCs)

2015-1 EETCs

In March 2015, American created two pass-through trusts which issued approximately $1.2 billion aggregate face amount of Series 2015-1 Class A and Class B EETCs (the 2015-1 EETCs) in connection with the financing of 28 aircraft owned by American (the 2015-1 EETC Aircraft).

As of December 31, 2015, the entire $1.2 billion of the proceeds from the sale of the 2015-1 EETCs had been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $948 million bearing interest at 3.375% per annum and Series B equipment notes in the amount of $266 million bearing interest at 3.70% per annum. Interest and principal payments on the equipment notes are payable semi-annually in May and November of each year, which began in November 2015. The final payments on the Series A and Series B equipment notes are due in May 2027 and May 2023, respectively. These equipment notes are secured by liens on the 2015-1 EETC Aircraft.

2015-2 EETCs

In September 2015, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2015-2 Class AA, Class A and Class B EETCs (the 2015-2 EETCs) in connection with the financing of 21 aircraft owned by American (the 2015-2 EETC Aircraft).

As of December 31, 2015, the entire $1.1 billion of the proceeds from the sale of the 2015-2 EETCs had been used to purchase equipment notes issued by American in three series: Series AA equipment notes in the amount of $583 million bearing interest at 3.60% per annum, Series A equipment notes in the amount of $239 million bearing interest at 4.00% per annum and Series B equipment notes in the amount of $239 million bearing interest at 4.40% per annum. Interest and principal payments on the equipment notes are payable semi-annually in March and September of each year, with interest payments beginning in March 2016 and principal payments beginning in September 2016. The final payments on the Series AA and Series A equipment notes are due in September 2027 and the final payment on the Series B equipment notes is due in September 2023. These equipment notes are secured by liens on the 2015-2 EETC Aircraft.

(e) Other Aircraft Financing Transactions

In 2015, American prepaid $72 million principal amount of outstanding debt secured by certain aircraft.

In 2015, American entered into loan agreements to borrow $1.9 billion in connection with the financing of certain aircraft. The notes mature in 2022 through 2027 and bear interest at a rate of LIBOR plus an applicable margin averaging 1.82%.

(f) Obligations Associated with Special Facility Revenue Bonds

In December 2014, American acquired approximately $112 million aggregate principal amount of special facility revenue bonds related to the Tulsa International Airport, when such bonds were mandatorily tendered to American. The acquisition of these bonds resulted in an $11 million reduction of a capital lease obligation and a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

$50 million reduction of a long-term operating lease obligation included in other long-term liabilities on American’s consolidated balance sheet as of December 31, 2014. American exercised its option to remarket approximately $104 million of these bonds in May 2015. The remarketed bonds bear interest at 5.0% per annum from the date of initial issuance and delivery of the bonds on May 27, 2015, until the day preceding June 1, 2025, on which date the bonds will be subject to mandatory tender for purchase by American. In connection with the remarketing of these special facility revenue bonds, American received cash proceeds of $112 million. As of December 31, 2015, $11 million is reflected as a capital lease and $52 million is reflected in other long-term liabilities on American’s consolidated balance sheet.

In June 2015, American exercised its right to adjust the interest rate on approximately $365 million aggregate principal amount of special facility revenue bonds related to the John F. Kennedy International Airport, which were bearing interest at 8.50% per annum. In August 2015, these bonds were purchased by American and subsequently remarketed. The remarketed bonds bear interest at 2.00% per annum from the date of initial issuance and delivery of the bonds in August 2015, until August 2016, when the bonds will be subject to mandatory tender for purchase by American. The $365 million obligation is reflected in current maturities of long-term debt and capital leases on American’s consolidated balance sheet as of December 31, 2015.

(g) AAdvantage Loan

Effective January 2, 2015, American exercised its loan repayment right with respect to the full value of the outstanding balance of the AAdvantage Loan with Citibank for $400 million.

Guarantees

As of December 31, 2015, American had issued guarantees covering AAG’s $750 million aggregate principal amount of 5.50% senior notes due 2019, $500 million aggregate principal amount of 6.125% senior notes due 2018 and $500 million aggregate principal amount of 4.625% senior notes due 2020.

Collateral Related Covenants

Certain of American’s debt financing agreements contain loan to value ratio covenants and require American to annually appraise the related collateral. Pursuant to such agreements, if the loan to value (LTV) ratio exceeds a specified threshold, American is required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Specifically, American is required to meet certain collateral coverage tests on an annual basis for three credit facilities, as described below:

	2014 Credit Facilities	2013 Credit Facilities	2013 Citicorp Credit Facility
Frequency of Appraisals of Appraised Collateral	Annual	Annual	Annual (1)

LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.5x Collateral valuation to amount of debt outstanding (66.7% LTV)

LTV as of Last Measurement Date	24.1%	33.6%	57.8%
Collateral Description	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and London Heathrow	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate all services between the U.S. and South America	Generally, certain LGA slots, certain spare parts, certain simulators, certain leasehold real estate assets and cash

(1)	With respect to spare parts, one physical appraisal and one desktop appraisal are required in each fiscal year.

At December 31, 2015, American was in compliance with the applicable collateral coverage tests as of the most recent measurement dates.

8.  Income Taxes

The significant components of the income tax provision (benefit) were (in millions):

	Year Ended December 31,
	2015	2014	2013
Current	$15	$(24)	$(30)
Deferred	(3,467)	344	(324)

Income tax provision (benefit)	$(3,452)	$320	$(354)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Statutory income tax provision (benefit)	$1,635	$1,144	$(725)
State income tax provision (benefit), net of federal tax effect	71	81	(18)
Book expenses not deductible for tax purposes	55	4	25
Bankruptcy administration expenses	3	86	82
Interest cutback to net operating loss (NOL)	—	—	53
Alternative minimum tax credit refund	—	(29)	(30)
Change in valuation allowance	(5,216)	(1,285)	780
Tax provision (benefit) resulting from OCI allocation	—	328	(538)
Other, net	—	(9)	17

Income tax provision (benefit)	$(3,452)	$320	$(354)

American provides a valuation allowance for its deferred tax assets, which includes the NOLs, when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. As of December 31, 2015, after considering all positive and negative evidence, including the completion of certain critical merger integration milestones as well as American’s financial performance, American concluded that substantially all of its deferred income tax assets were more likely than not to be realized. Accordingly, American reversed the valuation allowance, which resulted in a special $3.5 billion non-cash tax benefit recorded in the consolidated statement of operations for 2015.

For the year ended December 31, 2014, American recorded a $320 million tax provision. During 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the second quarter of 2014 that reversed the non-cash tax provision which was recorded in OCI, a subset of stockholder’s equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American’s fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated.

For the year ended December 31, 2013, American recorded a $354 million tax benefit. This benefit included a $538 million special non-cash income tax benefit from continuing operations. American is required to consider all items (including items recorded in OCI) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, American recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on OCI. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on OCI is recorded directly to accumulated OCI, which is a component of stockholder’s equity. Because the income tax expense on OCI is equal to the income tax benefit from continuing operations, American’s net deferred tax position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million special tax provision attributable to additional valuation allowance required to reduce deferred tax assets to the amount American believed was more likely than not to be realized.

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of accumulated other comprehensive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

income (loss), described in Note 12. The total decrease in the valuation allowance was $5.2 billion and $525 million in 2015 and 2014, respectively. The total increase in the valuation allowance was $221 million in 2013.

The components of American’s deferred tax assets and liabilities were (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Postretirement benefits other than pensions	$340	$379
Rent expense	134	121
Alternative minimum tax credit carryforwards	458	458
Operating loss carryforwards	2,818	3,737
Pensions	2,420	2,394
Loyalty program obligation	590	948
Gains from lease transactions	261	208
Reorganization items	57	64
Other	1,123	1,172

Total deferred tax assets	8,201	9,481
Valuation allowance	(14)	(5,196)

Net deferred tax assets	8,187	4,285

Deferred tax liabilities:
Accelerated depreciation and amortization	(5,011)	(4,579)
Other	(244)	(242)

Total deferred tax liabilities	(5,255)	(4,821)

Net deferred tax asset (liability)	$2,932	$(536)

At December 31, 2015, American had approximately $8.8 billion of gross NOL Carryforwards to reduce future federal taxable income, substantially all of which are expected to be available for use in 2016. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $8.0 billion, substantially all of which is expected to be available for use in 2016. The federal NOL Carryforwards will expire beginning in 2023 if unused. These NOL Carryforwards include an unrealized tax benefit of $1.2 billion related to share-based compensation that will be recorded in equity when realized. American also had approximately $3.7 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2015, which will expire in years 2016 through 2034 if unused. As of December 31, 2015, the amount of NOL Carryforwards for state income tax purposes that will expire, if unused, in 2016 is $106 million. American’s ability to deduct its NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. American experienced an ownership change in connection with its emergence from the Chapter 11 Cases, and US Airways Group experienced an ownership change in connection with the Merger. As a result of the Merger, US Airways Group is now included in the AAG consolidated federal and state income tax returns. The general limitation rules of Section 382 for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. American elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.5 billion (with $7.3 billion of unlimited NOL still remaining at December 31, 2015) of its federal NOL Carryforwards to be utilized without regard to the Section 382 annual limitation rules unless a second ownership change occurred on or before December 9, 2015. No second ownership change occurred within that period. Substantially all of American’s remaining federal NOL Carryforwards (attributable to US Airways Group) are subject to limitation under Section 382; however, American’s ability to utilize such NOL Carryforwards is not anticipated to be effectively

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

constrained as a result of such limitation. Similar limitations may apply for state income tax purposes. American’s ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs. Under the Section 382 limitation, cumulative stock ownership changes among material stockholders exceeding 50% during a rolling three-year period can potentially limit a company’s future use of NOLs and tax credits. See Part I, Item 1A. Risk Factors – “Our ability to utilize our NOL Carryforwards may be limited” for unaudited additional discussion of this risk.

At December 31, 2015, American had an Alternative Minimum Tax credit carryforward of approximately $458 million available for federal income tax purposes, which is available for an indefinite period.

American files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. American’s 2012 through 2014 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and American is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. American believes that the effect of any assessments will be immaterial to its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which changes how deferred taxes are classified on the balance sheet. The update eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent on the balance sheet. Deferred tax liabilities and assets are now required to be classified as noncurrent on the balance sheet. Entities have the choice to apply ASU 2015-17 either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The update is effective for annual and interim periods in fiscal years beginning after December 15, 2016. American early adopted this standard during the fourth quarter 2015, utilizing retrospective application as permitted. As such, certain prior period amounts have been reclassified to conform to the current presentation. As a result, American reclassified $314 million of current deferred income tax assets within prepaid expenses and other to reduce deferred income taxes within other liabilities on the consolidated balance sheet as of December 31, 2014.

9.  Risk Management

American’s economic prospects are heavily dependent upon two variables it cannot control: the health of the economy and the price of fuel.

Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may have in the future, a strong negative effect on American’s revenues. In addition, during challenging economic times, actions by its competitors to increase their revenues can have an adverse impact on American’s revenues.

American’s operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in American’s business. Jet fuel market prices have fluctuated substantially over the past several years and prices continue to be highly volatile. Because of the amount of fuel needed to operate American’s business, even a relatively small increase or decrease in the price of fuel can have a material effect on American’s operating results and liquidity.

These additional factors could impact American’s results of operations, financial performance and liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(a) Credit Risk

Most of American’s receivables relate to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on American. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. American does not believe it is subject to any significant concentration of credit risk.

(b) Interest Rate Risk

American has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $7.8 billion principal amount of long-term debt as of December 31, 2015 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on American’s variable rate debt was 2.93% at December 31, 2015. American does not currently have an interest rate hedge program.

(c) Foreign Currency Risk

American is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. American’s largest exposure comes from the British pound, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. American does not currently have a foreign currency hedge program. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for unaudited additional discussion.

10.  Investments and Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2015.

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$1,008	$1,008	$—	$—
Government agency investments	1	—	1	—
Corporate obligations	2,191	—	2,191	—
Bank notes/certificates of deposit/time deposits	2,662	—	2,662	—

	5,862	1,008	4,854	—
Restricted cash and short-term investments (1)	695	695	—	—

Total	$6,557	$1,703	$4,854	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(2)

All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $734 million of corporate obligations and $1.2 billion of bank notes/certificates of deposit/time deposits.

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$951	$951	$—	$—
Government agency investments	101	—	101	—
Repurchase agreements	46	—	46	—
Corporate obligations	3,927	—	3,927	—
Bank notes/certificates of deposit/time deposits	1,281	—	1,281	—

	6,306	951	5,355	—
Restricted cash and short-term investments (1)	774	774	—	—

Total	$7,080	$1,725	$5,355	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)

All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $1.1 billion of corporate obligations and $575 million of bank notes/certificates of deposit/time deposits.

There were no Level 1 to Level 2 transfers during the years ended December 31, 2015 or 2014.

Fair Value of Debt

The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$18,826	$19,378	$16,482	$17,245

Cash and Short-term Investments

Generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by American and can significantly affect the value of American’s cash and short-term investments located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect American’s business, results of operations and financial condition. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for unaudited additional discussion of this and other currency risks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

11. Retirement Benefits

American sponsors defined benefit and defined contribution pension plans for eligible employees. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen and American began providing enhanced benefits under its defined contribution plans for certain groups. American uses a December 31 measurement date for all of its defined benefit plans. American also provides certain retiree medical and other postretirement benefits, including health care and life insurance benefits, to retired employees. Effective November 1, 2012, American modified its retiree medical and life coverage to eliminate the company subsidy for employees who retire on or after November 1, 2012. As a result of modifications to its retiree medical plans in 2012, American recognized a negative plan amendment of $1.9 billion, which is included as a component of actuarial gain in OCI and will be amortized over the future service life of the active plan participants for whom the benefit was eliminated, or approximately eight years. As of December 31, 2015, $1.1 billion of actuarial gain remains to be amortized.

Year End Information

The following table provides a reconciliation of the changes in the pension and retiree medical and other postretirement benefit obligations and fair value of assets for the years ended December 31, 2015 and 2014, and a statement of funded status as of December 31, 2015 and 2014 (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2015	2014	2015	2014
Reconciliation of benefit obligation:
Obligation at January 1	$17,504	$14,826	$1,324	$1,383
Service cost	2	2	3	1
Interest cost	733	742	50	61
Actuarial (gain) loss	(1,153)	2,559	(178)	(39)
Plan amendments	—	—	—	33
Settlements	(3)	(20)	—	—
Benefit payments	(773)	(605)	(94)	(111)
Other	—	—	24	(4)

Obligation at December 31	$16,310	$17,504	$1,129	$1,324

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$10,935	$10,009	$244	$239
Actual return on plan assets	(505)	742	(10)	11
Employer contributions	6	809	89	105
Settlements	(3)	(20)	—	—
Benefit payments	(773)	(605)	(94)	(111)
Other (1)	—	—	24	—

Fair value of plan assets at December 31	9,660	10,935	253	244

Funded status at December 31	$(6,650)	$(6,569)	$(876)	$(1,080)

Amounts recognized in the consolidated balance sheets:
Current liability	$7	$10	$109	$117
Noncurrent liability (2)	6,643	6,559	767	963

	$6,650	$6,569	$876	$1,080

Amounts recognized in other comprehensive income:
Net actuarial loss (gain)	$5,036	$4,949	$(339)	$(199)
Prior service cost (benefit) (2)	216	245	(1,084)	(1,326)

	$5,252	$5,194	$(1,423)	$(1,525)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2015	2014	2015	2014
For plans with accumulated benefit obligations exceeding the fair value of plan assets:
Projected benefit obligation (PBO)	$16,283	$17,471	$—	$—
Accumulated benefit obligation (ABO)	16,272	17,461	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	1,129	1,324
Fair value of plan assets	9,630	10,899	253	244
ABO less fair value of plan assets	6,642	6,562	—	—

(1)	At December 31, 2015, certain trust assets totaling approximately $24 million, were added to the retiree medical plan asset values that were previously offset against the benefit obligation.

(2)

The 2015 noncurrent liability does not include $17 million of other postretirement benefits or $1 million of prior service costs. The 2014 noncurrent liability does not include $18 million of other postretirement benefits or $2 million of prior service costs.

The following tables provide the components of net periodic benefit cost (income) for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Defined benefit plans:
Service cost	$1	$2	$3	$3	$1	$—
Interest cost	733	742	654	50	61	50
Expected return on assets	(848)	(783)	(720)	(19)	(19)	(16)
Curtailments	—	—	2	—	—	—
Settlements	1	4	(1)	—	—	—
Amortization of:
Prior service cost (benefit) (1)	28	28	28	(243)	(244)	(251)
Unrecognized net loss (gain)	111	43	90	(9)	(8)	(9)

Net periodic benefit cost (income) for defined benefit plans	26	36	56	(218)	(209)	(226)
Defined contribution plans	657	527	311	N/A	N/A	N/A

	$683	$563	$367	$(218)	$(209)	$(226)

(1)

The 2015 prior service cost does not include amortization of $3 million related to other postretirement benefits. The 2014 prior service cost does not include amortization of $14 million related to other postretirement benefits.

The estimated amount of unrecognized net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $125 million.

The estimated amount of unrecognized net gain for the retiree medical and other postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $16 million.

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2015	2014	2015	2014
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.70%	4.30%	4.42%	4.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2015	2014	2015	2014
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate 1/1 – 12/31	4.30%	5.10%	4.00%	4.74%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%

As of December 31, 2015, American’s estimate of the long-term rate of return on plan assets was 8% based on the target asset allocation. Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs.

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

Public equity and emerging market fixed income securities are used to provide diversification and are expected to generate higher returns over the long-term than longer duration U.S. bonds. Public stocks are managed using a value investment approach in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. Longer duration U.S. bonds are used to partially hedge the assets from declines in interest rates. Alternative (private) investments are used to provide expected returns in excess of the public markets over the long-term. Additionally, the pension plan’s master trust engages currency overlay managers in an attempt to increase returns by protecting non-U.S. dollar denominated assets from a rise in the relative value of the U.S. dollar. The pension plan’s master trust also participates in securities lending programs to generate additional income by loaning plan assets to borrowers on a fully collateralized basis. These programs are subject to market risk.

Investments in securities traded on recognized securities exchanges are valued at the last reported sales price on the last business day of the year. Securities traded in the over-the-counter market are valued at the last bid

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

price. The money market fund is valued at fair value which represents the net asset value of the shares of such fund as of the close of business at the end of the period. Investments in limited partnerships are carried at estimated net asset value as determined by and reported by the general partners of the partnerships and represent the proportionate share of the estimated fair value of the underlying assets of the limited partnerships. Common/collective trusts are valued at net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The pension plan’s master trust also invests in a 103-12 investment entity (the 103-12 Investment Trust) which is designed to invest plan assets of more than one unrelated employer. The 103-12 Investment Trust is valued at net asset value which is determined by the issuer at the end of each month and is based on the aggregate fair value of trust assets less liabilities, divided by the number of units outstanding. No changes in valuation techniques or inputs occurred during the year.

The fair value of American’s pension plan assets at December 31, 2015 and 2014, by asset category are as follows (in millions):

	Fair Value Measurements as of December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$287	$—	$—	$287
Equity securities:
International markets (a), (b)	2,873	—	—	2,873
Large-cap companies (b)	1,999	—	—	1,999
Mid-cap companies (b)	361	—	—	361
Small-cap companies (b)	18	—	—	18
Fixed income:
Corporate bonds (c)	—	2,204	—	2,204
Government Securities (d)	—	917	—	917
U.S. municipal securities	—	48	—	48
Alternative instruments:
Private equity partnerships (e)	—	—	722	722
Common/collective trusts and 103-12 Investment Trust (f)	—	219	—	219
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	50	—	—	50
Due to/from brokers for sale of securities – net	23	—	—	23
Other assets – net	8	—	—	8
Other liabilities – net	(71)	—	—	(71)

Total	$5,548	$3,388	$724	$9,660

a)

Holdings are diversified as follows: 16% United Kingdom, 12% Japan, 10% France, 7% Switzerland, 7% Netherlands, 6% Republic of Korea, 11% of other emerging markets and the remaining 31% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)

Includes approximately 74% investments in corporate debt with a Standard and Poor’s (S&P) rating lower than A and 26% investments in corporate debt with an S&P rating A or higher. Holdings include 82% U.S. companies, 16% international companies and 2% emerging market companies.

d)

Includes approximately 75% investments in U.S. domestic government securities and 25% in emerging market government securities. There are no significant foreign currency risks within this classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

e)

Includes limited partnerships that invest primarily in U.S. (89%) and European (11%) buyout opportunities of a range of privately held companies. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its net asset value, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $428 million over the next ten years.

f)

Investment includes 73% in an emerging market 103-12 Investment Trust with investments in emerging country equity securities, 14% in Canadian segregated balanced value, income growth and diversified pooled funds and 13% in a common/collective trust investing in securities of smaller companies located outside the U.S., including developing markets. Requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

	Fair Value Measurements as of December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$332	$—	$—	$332
Equity securities:
International markets (a), (b)	2,943	—	—	2,943
Large-cap companies (b)	2,488	—	—	2,488
Mid-cap companies (b)	362	—	—	362
Small-cap companies (b)	21	—	—	21
Fixed income:
Corporate bonds (c)	—	2,384	—	2,384
Government Securities (d)	—	1,184	—	1,184
U.S. municipal securities	—	65	—	65
Alternative instruments:
Private equity partnerships (e)	—	—	818	818
Common/collective trusts and 103-12 Investment Trust (f)	—	240	—	240
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	52	—	—	52
Due to/from brokers for sale of securities – net	39	—	—	39
Other assets – net	5	—	—	5

Total	$6,242	$3,873	$820	$10,935

a)

Holdings are diversified as follows: 18% United Kingdom, 11% Japan, 10% France, 7% Switzerland, 7% Netherlands, 6% Republic of Korea, 13% of other emerging markets and the remaining 28% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)

Includes approximately 74% investments in corporate debt with an S&P rating lower than A and 26% investments in corporate debt with an S&P rating A or higher. Holdings include 81% U.S. companies, 16% international companies and 3% emerging market companies.

d)

Includes approximately 73% investments in U.S. domestic government securities and 27% in emerging market government securities. There are no significant foreign currency risks within this classification.

e)

Includes limited partnerships that invest primarily in U.S. (91%) and European (9%) buyout opportunities of a range of privately held companies. The pension plan’s master trust does not have the right to redeem its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

limited partnership investment at its net asset value, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $403 million over the next ten years.

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

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2015, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2014	$818	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	(105)	—
Relating to assets sold during the period	115	—
Purchases	145	—
Sales	(251)	—

Ending balance at December 31, 2015	$722	$2

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2014, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2013	$848	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	(38)	—
Relating to assets sold during the period	158	—
Purchases	148	—
Sales	(298)	—

Ending balance at December 31, 2014	$818	$2

The fair value of American’s other postretirement benefit plan assets at December 31, 2015 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – Institutional Class	19	—	—	19
Mutual funds – AMR Class	—	230	—	230

Total	$23	$230	$—	$253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The fair value of American’s other postretirement benefit plan assets at December 31, 2014 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$2	$—	$—	$2
Mutual funds – AMR Class	—	242	—	242

Total	$2	$242	$—	$244

Investments in the other postretirement benefit plan’s mutual funds are valued by quoted prices on the active market, which is fair value and represents the net asset value of the shares of such funds as of the close of business at the end of the period. AMR Class shares are offered without a sales charge to participants. Purchases are restricted to certain retirement benefit plans, including American’s other postretirement benefit plan, resulting in a fair value classification of Level 2. Investments include approximately 27% and 28% of investments in non-U.S. common stocks in 2015 and 2014, respectively. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.

Assumed health care trend rates at December 31	2015	2014
Health care cost trend rate assumed for next year	5.21%	5.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.56%	4.55%
Year that the rate reaches the ultimate trend rate	2024	2023

A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Impact on 2015 service and interest cost	$3	$(3)
Impact on other postretirement benefits obligation as of December 31, 2015	61	(60)

American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and various other laws. Based on current funding assumptions, American has no minimum required contributions until 2018. Currently, American’s minimum funding obligation for its pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. American’s pension funding obligations are likely to increase materially following expiration of the temporary funding rules, when American will be required to make contributions relating to the 2018 fiscal year. The amount of these obligations will depend on the performance of American’s investments held in trust by the pension plans, interest rates for determining liabilities and American’s actuarial experience.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	2016	2017	2018	2019	2020	2021-2025
Pension	$660	$687	$722	$761	$802	$4,621
Retiree medical and other postretirement benefits	109	104	98	90	84	353

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and Retiree Medical Liability	Derivative Financial Instruments	Unrealized Gain/(Loss) on Investments	Income Tax Benefit (Provision)	Total
Balance at December 31, 2013	$(887)	$65	$1	$(1,319)	$(2,140)
Other comprehensive loss before reclassifications	(2,621)	(52)	—	—	(2,673)
Amounts reclassified from accumulated other comprehensive income (loss)	(163)	(4)	(4)	328	157

Net current-period other comprehensive income (loss)	(2,784)	(56)	(4)	328	(2,516)

Balance at December 31, 2014	(3,671)	9	(3)	(991)	(4,656)
Other comprehensive loss before reclassifications	(51)	—	(7)	—	(58)
Amounts reclassified from accumulated other comprehensive income (loss)	(109)	(9)	1	—	(117)

Net current-period other comprehensive loss	(160)	(9)	(6)	—	(175)

Balance at December 31, 2015	$(3,831)	$—	$(9)	$(991)	$(4,831)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
	Year Ended December 31,
	2015	2014
Amortization of pension and retiree medical liability:
Prior service cost	$(212)	$(202)	Salaries, wages and benefits
Actuarial loss	103	39	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	(9)	(4)	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	1	(4)	Other nonoperating, net
Income tax benefit (provision):
Reversal of non-cash tax provision	—	328	Income tax provision (benefit)

Total reclassifications for the period	$(117)	$157

During 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the statement of operations for the second quarter of 2014 that reversed the non-cash tax provision which was recorded in OCI, a subset of stockholder’s equity, principally in 2009. This provision represented the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American’s fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Amounts allocated to OCI for income taxes as further described in Note 8 will remain in accumulated other comprehensive income (loss) until American ceases all related activities, such as termination of the pension plan.

13.  Commitments, Contingencies and Guarantees

(a) Aircraft and Engine Purchase Commitments

Under all of American’s aircraft and engine purchase agreements, its total future commitments as of December 31, 2015 are expected to be as follows (approximately, in millions):

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Payments for aircraft commitments and certain engines (1)	$4,505	$4,591	$2,916	$3,156	$2,793	$4,537	$22,498

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for wholly-owned regional aircraft. American has granted Boeing a security interest in its purchase deposits with Boeing. American’s purchase deposits totaled $1.1 billion as of December 31, 2015.

As of December 31, 2015, American did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 25 Airbus A320 family aircraft in 2016 and 20 Airbus A320 family aircraft in 2017, 8 Boeing 787 family aircraft in 2016 and 13 Boeing 787 family aircraft in 2017, 15 Boeing 737-800 aircraft in 2016, three Boeing 737 MAX family aircraft in 2017 and two Boeing 777-300ER aircraft in 2016. In addition, American did not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. See Part I, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for unaudited additional discussion.

(b) Facility and support commitments

American has contracts related to facility construction or improvement projects, primarily at airport locations, as well as information technology support. The contractual obligations related to these contracts are presented in the table below (in millions):

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Facility construction or improvement contracts	$211	$2	$—	$—	$—	$—	$213
Information technology contracts	160	136	107	88	6	—	497

(c) Capacity Purchase Agreements with Third-Party Regional Carriers

As of December 31, 2015, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2017 to 2027, with rights of American to extend the respective terms of each agreement. See Part I, Item 2. Properties for unaudited information on the aircraft contractually obligated to American under such capacity purchase agreements with third-party regional carriers.

American has entered into agreements with the third-party regional carriers that operate certain of their aircraft using American’s flight designator codes. American controls the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retains all revenues associated with flights by those aircraft. American pays the third-party regional carriers an amount, as defined in the applicable agreement, based on the airlines’ costs of operating those flights. In addition, these agreements provide that certain variable costs, such as airport landing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

fees, fuel and passenger liability insurance, will be 100% paid for or reimbursed by American. As of December 31, 2015, American’s minimum fixed obligations under its capacity purchase agreements with third-party regional carriers were as follows (approximately, in millions):

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Minimum fixed obligations under its capacity purchase agreements with third-party regional carriers (1)	$1,672	$1,553	$1,249	$1,075	$881	$2,393	$8,823

(1)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. These obligations also include the portion of American’s future obligations related to aircraft deemed to be leased in the amount of approximately $469 million in 2016, $414 million in 2017, $334 million in 2018, $292 million in 2019, $235 million in 2020 and $704 million in 2021 and thereafter.

(d) Operating Leases

American leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2015, American had 427 aircraft under operating leases, with remaining terms ranging from one month to approximately 12 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2015, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Future minimum lease payments (1)	$2,187	$2,069	$1,824	$1,642	$1,493	$4,704	$13,919

(1)

As of December 31, 2015, $294 million is included on the accompanying consolidated balance sheet in accrued liabilities and deferred gains and credits, net relating to rent expense being recorded in advance of future operating lease payments.

Mainline and regional rent expense, excluding landing fees, was $2.7 billion, $2.8 billion and $1.7 billion in 2015, 2014 and 2013, respectively.

(e) Off-Balance Sheet Arrangements

Aircraft

American currently operates 263 owned aircraft and 138 leased aircraft which were financed with enhanced equipment trust certificates, or EETCs, issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft was purchased, delivered or refinanced, these trusts allowed American to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust uses the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft. The EETCs are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, are guaranteed by AAG. As of December 31, 2015, $8.7 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities. American generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates American to absorb decreases in value or entitles American to participate in increases in the value of the aircraft. American does not provide residual value guarantees to the bondholders or equity participants in the trusts. Some leases have a fair market value or a fixed price purchase option that allows American to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, American does not participate in any increases in the value of the aircraft. American concluded it was not the primary beneficiary under these arrangements. Therefore, American accounts for its EETC leveraged lease financings as operating leases. American’s total future obligations under these leveraged lease financings are $1.8 billion as of December 31, 2015, which are included in the future minimum lease payments table above.

Special Facility Revenue Bonds

American guarantees the payment of principal and interest of certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment which is leased to American. Under such leases, American is required to make rental payments through 2035, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2015, the remaining lease payments guaranteeing the principal and interest on these bonds are $617 million, which are accounted for as operating leases.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of December 31, 2015, there were approximately 25.3 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR stockholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employment benefits (OPEB) are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American’s motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees’ benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. American’s financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding. Separately, both the APFA and TWU have filed grievances asserting that American was “successful” in its Chapter 11 with respect to matters related to OPEB and, accordingly, by operation of the underlying collective bargaining agreements, American’s prior contributions to certain OPEB prefunding trusts attributable to active employees should be returned to those active employees. These amounts aggregate approximately $212 million. American has denied both grievances and intends to defend these matters vigorously.

DOJ Antitrust Civil Investigative Demand. In June 2015, American received a Civil Investigative Demand (CID) from the DOJ as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from American, and other airlines have announced that they have received similar requests. American is cooperating fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, American, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were the subject of multiple motions to consolidate them in a single forum, and they have now been consolidated in the Federal District Court for the District of Columbia. Both the DOJ investigation and these lawsuits are in their very early stages and American intends to defend the lawsuits vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015 and plaintiffs’ request for further relief from the JPML was denied on February 4, 2016. Accordingly, the parties will continue to litigate the matter in Bankruptcy Court. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.

DOJ Civil Investigative Demand Related to the United States Postal Service. In April 2015, the DOJ informed American of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air. In October 2015, American received a CID from DOJ seeking certain information relating to these contracts. The DOJ has indicated it is investigating potential violations of the False Claims Act. American is cooperating fully with the DOJ investigation.

General. In addition to the specifically identified legal proceedings, American and its subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within American’s control. Therefore, although American will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on American are uncertain but could be material. See Part I, Item 1A. Risk Factors – “We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity” for unaudited additional discussion.

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

American’s loan agreements and other LIBOR-based financing transactions (including certain leveraged aircraft leases) generally obligate American to reimburse the applicable lender for incremental costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, American’s loan agreements and other financing arrangements typically contain a withholding tax provision that requires American to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

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

As of December 31, 2015, American had issued guarantees covering AAG’s $750 million aggregate principal amount of 5.50% senior notes due 2019, $500 million aggregate principal amount of 6.125% senior notes due 2018 and $500 million aggregate principal amount of 4.625% senior notes due 2020.

(h) Other

As a result of the terrorist attacks of September 11, 2001 (the Terrorist Attacks) and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act (the Stabilization Act), American recorded a liability for the Terrorist Attacks claims equal to the related insurance receivable due to American. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the Terrorist Attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. As of December 31, 2015, the remaining liability and the amount of the offsetting receivable were each $974 million.

14.  Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$63	$5,131	$833
Acquisition of US Airways, net	—	—	5,231
Capital lease obligations	5	747	—
Supplemental information:
Interest paid, net of amounts capitalized	787	780	712
Income taxes paid	19	4	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

15.  Operating Segments and Related Disclosures

American is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes American and AAG’s wholly-owned and third-party regional carriers that fly under capacity purchase agreements operating as American Eagle. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of American or American Eagle.

American’s operating revenues by geographic region as defined by the U.S. Department of Transportation (DOT) are summarized below (in millions):

	Year Ended December 31,
	2015	2014	2013
DOT Domestic	$28,855	$28,671	$15,392
DOT Latin America	5,539	6,974	6,267
DOT Atlantic	5,146	5,652	3,720
DOT Pacific	1,544	1,466	1,322

Total consolidated revenues	$41,084	$42,763	$26,701

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

American’s net income for the years ended December 31, 2015, 2014 and 2013 included $274 million, $381 million and $84 million, respectively, of share-based compensation costs. Of the 2015, 2014 and 2013 amounts, $198 million, $224 million and $44 million, respectively, were related to the Merger and recorded in special items, net on the accompanying consolidated statements of operations.

During 2015, AAG withheld approximately 7.0 million shares of AAG common stock and paid approximately $306 million in satisfaction of certain tax withholding obligations associated with employee equity awards.

(a) Restricted Stock Unit Awards (RSUs)

AAG has granted RSUs with service conditions (time vested) and performance conditions. The grant-date fair value of RSUs is equal to the market price of the underlying shares of common stock on the date of grant. For time vested awards, the expense is recognized on a straight-line basis over the vesting period for the entire award. For awards with performance conditions, the expense is recognized based on the expected achievement at each reporting period. Stock-settled RSUs are classified as equity awards as the vesting results in the issuance of shares of AAG Common Stock. Cash-settled restricted stock unit awards (CRSUs) are classified as liability awards as the vesting results in payment of cash by AAG. AAG granted certain RSU awards in connection with the Merger as follows:

Alignment Awards

On December 9, 2013, alignment awards were granted in the form of RSUs. The awards were provided to legacy AMR employees in order to align interests and create parity with peers at US Airways Group, and one-third of the awards vested on AAG’s emergence from bankruptcy. The remaining awards vested equally on the one and two year anniversary of emergence. The awards of employees terminated in connection with the Merger became fully vested on the date of termination. Compensation expenses for these awards were recorded in special items, net on the consolidated statements of operations.

Merger Equity Grant

The Merger Equity Grant was granted on the Effective Date to certain officers and directors and employees in the form of RSUs and settled in equity for domestic employees and in cash for international employees. Subject to the executive’s continued employment, each RSU vested on December 16, 2015 with respect to (i) 50% of the RSUs which were time vested; (ii) 25% of the RSUs as AAG was issued a Single Operating Certificate in April 2015; and (iii) 25% of the RSUs as the compensation committee of the Board of Directors determined that AAG had achieved at least $1.0 billion in net synergies with respect to fiscal year 2015. Compensation expenses for these awards were recorded in special items, net on the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Stock-settled RSU award activity for all plans for the years ended December 31, 2015, 2014 and 2013 is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at January 1, 2013	—	$—
Granted	22,101	24.60
Assumed US Airways Group awards	3,164	22.55
Vested and released	(1,386)	24.58
Forfeited	—	—

Outstanding at December 31, 2013	23,879	$24.33
Granted	3,467	37.07
Vested and released	(4,193)	23.84
Forfeited	(1,811)	25.10

Outstanding at December 31, 2014	21,342	$26.43
Granted	2,213	46.62
Vested and released	(17,163)	25.20
Forfeited	(785)	27.12

Outstanding at December 31, 2015	5,607	$38.08

As of December 31, 2015, there was $117 million of unrecognized compensation cost related to stock-settled RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of stock-settled RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $750 million, $154 million and $31 million, respectively.

As of December 31, 2015, AAG had a nominal amount of CRSUs outstanding. The total cash paid for CRSUs vested during the years ended December 31, 2015, 2014 and 2013 was $10 million, $12 million and less than $1 million, respectively.

(b) Stock Options and Stock Appreciation Rights

No stock options or stock appreciation rights have been granted subsequent to the Merger closing date. AAG assumed US Airways Group’s outstanding stock options and stock appreciation rights in connection with the Merger. These stock options and stock appreciation rights were granted with an exercise price equal to the underlying common stock’s fair value at the date of each grant, have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to ten years. Stock options and stock-settled stock appreciation rights (SARs) are classified as equity awards as the exercise results in the issuance of shares of AAG Common Stock. Cash-settled stock appreciation rights (CSARs) are classified as liability awards as the exercise results in payment of cash by AAG. Stock appreciation rights are expensed on a straight-line basis over the vesting period for the entire award. There are no unrecognized compensation costs for stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Stock option and SAR award activity for all plans for the years ended December 31, 2015, 2014 and 2013 is as follows (stock options and SARs in thousands):

	Stock Options and SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Assumed US Airways Group awards at December 9, 2013	11,200	$12.84
Granted	—	—
Exercised	(42)	14.42
Forfeited	—	—
Expired	—	—

Balance at December 31, 2013	11,158	$12.84
Granted	—	—
Exercised	(4,109)	10.74
Forfeited	—	—
Expired	(42)	41.73

Balance at December 31, 2014	7,007	$13.90
Granted	—	—
Exercised	(2,985)	12.09
Forfeited	—	—
Expired	(9)	45.75

Balance at December 31, 2015	4,013	$15.17	1.9	$111
Vested or expected to vest at December 31, 2015	4,013	$15.17	1.9	$111
Exercisable at December 31, 2015	3,996	$15.17	1.9	$110

CSAR award activity for all plans for the years ended December 31, 2015, 2014 and 2013 is as follows (CSARs in thousands):

	CSARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Assumed US Airways Group awards at December 9, 2013	2,888	$6.25
Granted	—	—
Exercised	(23)	5.10
Forfeited	—	—
Expired	—	—

Balance at December 31, 2013	2,865	$6.26
Granted	—	—
Exercised	(1,254)	6.18
Forfeited	—	—
Expired	—	—

Balance at December 31, 2014	1,611	$6.33
Granted	—	—
Exercised	(760)	6.31
Forfeited	—	—
Expired	—	—

Balance at December 31, 2015	851	$6.35	1.4	$31
Vested or expected to vest at December 31, 2015	851	$6.35	1.4	$31
Exercisable at December 31, 2015	851	$6.35	1.4	$31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

As of December 31, 2015, there were less than a million of total unrecognized compensation costs related to SARs which are expected to be recognized in 2016. The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2015 and 2014 and the 23 day period ended December 31, 2013 was $102 million, $105 million and less than $1 million, respectively.

As of December 31, 2015, the weighted average fair value of outstanding CSARs was $35.76 per share and the related liability was $31 million. These CSARs are fully vested and will continue to be remeasured at fair value at each reporting date until all awards are settled. Total cash paid for CSARs exercised during the years ended December 31, 2015 and 2014 and the 23 day period ended December 31, 2013 was $31 million, $42 million and less than $1 million, respectively.

17.  Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Changes Charged to Statement of Operations Accounts	Payments	Write-offs (Net of Recoveries)	Sales, Retirements and Transfers	Balance at End of Year
Allowance for obsolescence of inventories
Year ended December 31, 2015	$638	$42	$—	$—	$9	$689
Year ended December 31, 2014	504	135	—	(2)	1	638
Year ended December 31, 2013	607	22	—	(125)	—	504
Allowance for uncollectible accounts
Year ended December 31, 2015	$14	$45	$—	$(22)	$—	$37
Year ended December 31, 2014	40	3	—	(29)	—	14
Year ended December 31, 2013	49	2	—	(11)	—	40
Reserves for environmental remediation costs
Year ended December 31, 2015	$10	$—	$(1)	$—	$—	$9
Year ended December 31, 2014	11	—	(1)	—	—	10
Year ended December 31, 2013	13	2	(1)	(3)	—	11

18.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2015 and 2014 (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Operating revenues	$9,842	$10,849	$10,733	$9,660
Operating expenses	8,641	8,928	8,730	8,596
Operating income	1,201	1,921	2,003	1,064
Net income	808	1,465	1,450	4,397

2014
Operating revenues	$10,015	$11,382	$11,169	$10,197
Operating expenses	9,249	9,986	9,905	9,357
Operating income	766	1,396	1,264	840
Net income	527	870	954	597

American’s fourth quarter 2015 results include $2.5 billion of total net special credits consisting principally of a $3.5 billion non-cash tax benefit recorded in connection with the reversal of American’s tax valuation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

allowance, offset in part by a nonoperating net special charge of $592 million to write off all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela and $447 million in total operating special charges primarily consisting of merger integration expenses.

American’s fourth quarter 2014 results include $495 million of total net special charges consisting principally of $284 million of merger integration expenses, a net $116 million charge for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations and a $70 million charge related primarily to certain spare parts asset impairments.

19.  Transactions with Related Parties

The following represents the net receivables (payables) to related parties (in millions):

	December 31,
	2015	2014
American Airlines Group Parent (1)	$4,489	$653
American Airlines Group’s wholly-owned subsidiaries (2)	(2,508)	(2,356)

Total	$1,981	$(1,703)

(1)

The increase in net related party receivables between American and American Airlines Group Parent is primarily due to American providing the funding for share repurchases performed by the AAG parent company.

(2)

The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

Pursuant to a capacity purchase agreement between American and AAG’s wholly-owned regional airlines operating as American Eagle, American purchases all of the capacity from these carriers and recognizes passenger revenue from flights operated by American Eagle. In 2015, 2014 and 2013, American recognized expense of approximately $1.2 billion, $1.2 billion and $1.0 billion, respectively, related to wholly-owned regional airline capacity purchase agreements.

20.  Subsequent Events

2016-1 EETCs

In January 2016, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2016-1 Class AA, Class A and Class B EETCs in connection with the financing of 22 aircraft owned by American (the 2016-1 EETC Aircraft).

All of the proceeds received from the sale of the 2016-1 EETCs have been used to purchase equipment notes issued by American in three series: Series AA equipment notes in the amount of $584 million bearing interest at 3.575% per annum, Series A equipment notes in the amount of $262 million bearing interest at 4.10% per annum and Series B equipment notes in the amount of $228 million bearing interest at 5.25% per annum. Interest and principal payments on the equipment notes are payable semi-annually in January and July of each year, beginning in July 2016. The final payments on the Series AA and Series A equipment notes are due in January 2028 and the final payment on the Series B equipment notes is due in January 2024. These equipment notes are secured by liens on the 2016-1 EETC Aircraft.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of December 31, 2015 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are in the process of integrating policies, processes, people, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in internal controls related to the integration of US Airways Group and its subsidiaries into the post-Merger combined company, including the related adoption of common financial reporting and internal control practices for the combined company and associated updates and improvements to the combined control environment, during the year ended December 31, 2015, there has been no change in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of December 31, 2015.

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

Management assessed the effectiveness of AAG’s and American’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control — Integrated Framework (2013 Framework).

Based on our assessment and those criteria, AAG’s and American’s management concludes that AAG and American, respectively, maintained effective internal control over financial reporting as of December 31, 2015.

AAG’s and American’s independent registered public accounting firm has issued an attestation report on the effectiveness of AAG’s and American’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Airlines Group Inc.:

We have audited American Airlines Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Airlines Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for the years then ended, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Dallas, Texas

February 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Airlines, Inc.:

We have audited American Airlines, Inc.’s (American) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on American’s internal control over financial reporting based on our audit.

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

In our opinion, American Airlines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholder’s equity (deficit) for the years then ended, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

February 24, 2016

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

American Airlines Group and American have adopted Standards of Business Conduct (the Ethics Standards) within the meaning of Item 406(b) of Regulation S-K. The Ethics Standards apply to all officers and employees of American Airlines Group Inc. and its subsidiaries, including American. The Ethics Standards are available on our website at www.aa.com. If we make substantive amendments to the Ethics Standards or grant any waiver, including any implicit waiver, to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K in accordance with applicable rules and regulations.

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

During 2015, the executive officers of AAG and American were the same persons, and the information regarding such persons called for by Item 11 with respect to American will be set forth in the Proxy Statement.

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

Consolidated Financial Statements

The following consolidated financial statements of American Airlines Group Inc. and Independent Auditors’ Reports are filed as part of this report:

The following consolidated financial statements of American Airlines, Inc. and Independent Auditors’ Reports are filed as part of this report:

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

American Airlines Group Inc.

Date: February 24, 2016	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: February 24, 2016	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines Group Inc. and in the capacities and on the dates noted:

Date: February 24, 2016	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2016	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 24, 2016	/s/ James F. Albaugh
James F. Albaugh, Director

Date: February 24, 2016	/s/ Jeffrey D. Benjamin
Jeffrey D. Benjamin, Director

Date: February 24, 2016	/s/ John T. Cahill
John T. Cahill, Director

Date: February 24, 2016	/s/ Michael J. Embler
Michael J. Embler, Director

Date: February 24, 2016	/s/ Matthew J. Hart
Matthew J. Hart, Director

Date: February 24, 2016	/s/ Alberto Ibargüen
Alberto Ibargüen, Director

Date: February 24, 2016	/s/ Richard C. Kraemer
Richard C. Kraemer, Director

Date: February 24, 2016	/s/ Susan D. Kronick
Susan D. Kronick, Director

Date: February 24, 2016	/s/ Martin H. Nesbitt
Martin H. Nesbitt, Director

Date: February 24, 2016	/s/ Denise M. O’Leary
Denise M. O’Leary, Director

Date: February 24, 2016	/s/ Ray M. Robinson
Ray M. Robinson, Director

Date: February 24, 2016	/s/ Richard P. Schifter
Richard P. Schifter, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines, Inc. and in the capacities and on the dates noted:

Date: February 24, 2016	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2016	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 24, 2016	/s/ Stephen L. Johnson
Stephen L. Johnson, Director

Date: February 24, 2016	/s/ J. Scott Kirby
J. Scott Kirby, Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Confirmation Order and Plan (incorporated by reference to Exhibit 2.1 to AMR’s Current Report on Form 8-K filed on October 23, 2013 (Commission File No. 1-8400)).

2.2	Agreement and Plan of Merger, dated as of February 13, 2013, among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K/A filed on February 14, 2013 (Commission File No. 1-8444)).#

2.3	Amendment to Agreement and Plan of Merger, dated as of May 15, 2013, by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2013 (Commission File No. 1-8444)).

2.4	Second Amendment to Agreement and Plan of Merger, dated as of June 7, 2013, by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on June 12, 2013 (Commission File No. 1-8444)).

2.5	Third Amendment to Agreement and Plan of Merger, dated as of September 20, 2013, by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on September 23, 2013 (Commission File No. 1-8444)).

2.6	Agreement and Plan of Merger, dated as of December 28, 2015, by and between American Airlines, Inc. and US Airways, Inc. (incorporated by reference to Exhibit 2.1 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

3.1	Restated Certificate of Incorporation of American Airlines Group Inc., including the Certificate of Designations, Powers, Preferences and Rights of the American Airlines Group Inc. Series A Convertible Preferred Stock attached as Annex I thereto (incorporated by reference to Exhibit 3.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

3.2	Amended and Restated Bylaws of American Airlines Group Inc. (incorporated by reference to Exhibit 3.2 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

3.3	Amended and Restated Certificate of Incorporation of American Airlines, Inc. (incorporated by reference to Exhibit 3.3 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).

3.4	Amended and Restated Bylaws of American Airlines, Inc. (incorporated by reference to Exhibit 3.4 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).

4.1	Pass Through Trust Agreement, dated as of March 12, 2013, between American Airlines, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to AMR’s Current Report on Form 8-K filed on March 12, 2013 (Commission File No. 1-8400)).

4.2	Trust Supplement No. 2013-2B, dated as of November 27, 2013, among American Airlines, Inc. and Wilmington Trust Company, as Class B Trustee, to the Pass Through Trust Agreement, dated as of March 12, 2013 (incorporated by reference to Exhibit 4.2 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

Exhibit Number	Description

4.3	Form of Pass Through Trust Certificate, Series 2013-2B (included in Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.4	Revolving Credit Agreement (2013-2B), dated as of November 27, 2013, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for Trustee of American Airlines Pass Through Trust 2013-2B and as Borrower, and Morgan Stanley Bank, N.A., as Class B Liquidity Provider (incorporated by reference to Exhibit 4.5 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.5	Participation Agreement (N907AN), dated as of September 9, 2013, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements in effect as of the date thereof, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein (incorporated by reference to Exhibit 4.6 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.6	Indenture and Security Agreement (N907AN), dated as of September 9, 2013, between American Airlines, Inc. and Wilmington Trust Company, as Loan Trustee (incorporated by reference to Exhibit 4.7 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.7	First Amendment to Participation Agreement (N907AN), dated as of November 27, 2013, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein (incorporated by reference to Exhibit 4.8 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.8	First Amendment to Indenture and Security Agreement (N907AN), dated as of November 27, 2013, between American Airlines, Inc. and Wilmington Trust Company, as Loan Trustee (incorporated by reference to Exhibit 4.9 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.9	Series 2013-2A N907AN Equipment Note No. 1, dated as of September 9, 2013 (incorporated by reference to Exhibit 4.10 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.10	Series 2013-2B N907AN Equipment Note No. 1, dated as of November 27, 2013 (incorporated by reference to Exhibit 4.11 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.11	Registration Rights Agreement, dated as of November 27, 2013, among American Airlines, Inc., Wilmington Trust Company, as Trustee under Trust Supplement No. 2013-2B, dated as of November 27, 2013, and Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, in their capacity as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.12 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.12	Schedule I (Pursuant to Instruction 2 to Item 6.01 of Regulation S-K, this Schedule I contains a list of documents applicable to the financing of the Aircraft in connection with the offering of the Class B Certificates, which documents are substantially identical to those filed herewith as Exhibits 4.12, 4.13, 4.15, 4.16, 4.18 and 4.19. Schedule I sets forth the details by which such documents differ from the corresponding Exhibits) (incorporated by reference to Exhibit 99.2 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

Exhibit Number	Description

4.13	Trust Supplement No. 2013-2C, dated as of December 20, 2013, among American Airlines, Inc. and Wilmington Trust Company, as Class C Trustee, to the Pass Through Trust Agreement, dated as of March 12, 2013 (incorporated by reference to Exhibit 4.2 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.14	Form of Pass Through Trust Certificate, Series 2013-2C (included in Exhibit A to Exhibit 4.14) (incorporated by reference to Exhibit 4.3 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.15	Amended and Restated Intercreditor Agreement (2013-2), dated as of December 20, 2013, among Wilmington Trust Company, as Trustee of American Airlines Pass Through Trust 2013-2A, American Airlines Pass Through Trust 2013-2B and American Airlines Pass Through Trust 2013-2C, Morgan Stanley Bank, N.A., as Class A Liquidity Provider and as Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.16	Second Amendment to Participation Agreement (N907AN), dated as of December 20, 2013, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein (incorporated by reference to Exhibit 4.9 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.17	Second Amendment to Indenture and Security Agreement (N907AN), dated as of December 20, 2013, between American Airlines, Inc. and Wilmington Trust Company, as Loan Trustee (incorporated by reference to Exhibit 4.10 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.18	Series 2013-2C N907AN Equipment Note No. 1, dated as of December 20, 2013 (incorporated by reference to Exhibit 4.11 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.19	Registration Rights Agreement, dated as of December 20, 2013, among American Airlines, Inc., Wilmington Trust Company, as Trustee under Trust Supplement No. 2013-2C, dated as of December 20, 2013, and Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, in their capacity as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.12 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.20	Schedule I (Pursuant to Instruction 2 to Item 6.01 of Regulation S-K, this Schedule I contains a list of documents applicable to the financing of the Aircraft in connection with the offering of the Class C Certificates, which documents are substantially identical to those filed herewith as Exhibits 4.14, 4.17 and 4.20. Schedule I sets forth the details by which such documents differ from the corresponding Exhibits) (incorporated by reference to Exhibit 99.2 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.21	Indenture, dated as of May 24, 2013, between US Airways Group, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.22	First Supplemental Indenture, dated as of May 24, 2013, among US Airways Group, Inc., US Airways, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

Exhibit Number	Description

4.23	Form of 6.125% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.24	Second Supplemental Indenture dated as of December 9, 2013, by and among US Airways Group, Inc., AMR Corporation Airlines Group Inc. and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of May 24, 2013 (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8000)).

4.25	Third Supplemental Indenture, dated as of December 30, 2015, by and among American Airlines Group Inc., American Airlines, Inc. and Wilmington Trust, National Association, as trustee, to the Indenture dated as of May 24, 2013 (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

4.26	Pass Through Trust Agreement, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.27	Trust Supplement No. 2014-1A, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.28	Trust Supplement No. 2014-1B, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.29	Intercreditor Agreement (2014-1), dated as of September 16, 2014, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2014-1A and as Trustee of the American Airlines Pass Through Trust 2014-1B, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.30	Amendment No. 1 to Intercreditor Agreement (2014-1), dated as of June 24, 2015, by and among American Airlines, Inc., Crédit Agricole Corporate and Investment Bank, as Class A and Class B liquidity provider and Wilmington Trust Company, as subordination agent and trustee (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).

4.31	Note Purchase Agreement, dated as of September 16, 2014, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.32	Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.10 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

Exhibit Number	Description

4.33	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (Exhibit C to Note Purchase Agreement) (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.34	Revolving Credit Agreement (2014-1A), dated as of September 16, 2014, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2014-1A, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.35	Revolving Credit Agreement (2014-1B), dated as of September 16, 2014, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2014-1B, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.36	Indenture, dated as of September 25, 2014, by and among American Airlines Group Inc., the Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on September 26, 2014 (Commission File No. 1-8400)).

4.37	Form of 5.50% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on September 26, 2014 (Commission File No. 1-8400)).

4.38	First Supplemental Indenture, dated as of December 30, 2015, by and among American Airlines Group Inc., American Airlines, Inc. and Wilmington Trust, National Association, as trustee, to the Indenture dated as of September 25, 2014 (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

4.39	Indenture, dated as of March 5, 2015, by and among American Airlines Group Inc., the Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on March 12, 2015 (Commission File No. 1-8400)).

4.40	Form of 4.625% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on March 12, 2015 (Commission File No. 1-8400)).

4.41	First Supplemental Indenture, dated as of December 30, 2015, by and among American Airlines Group Inc., American Airlines, Inc. and Wilmington Trust, National Association, as trustee, to the Indenture dated as of March 5, 2015 (incorporated by reference to Exhibit 4.3 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

4.42	Trust Supplement No. 2015-1A, dated as of March 16, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.43	Trust Supplement No. 2015-1B, dated as of March 16, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

Exhibit Number	Description

4.44	Intercreditor Agreement (2015-1), dated as of March 16, 2015, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2015-1A and as Trustee of the American Airlines Pass Through Trust 2015-1B, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.45	Note Purchase Agreement, dated as of March 16, 2015, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.46	Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit 4.10 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.47	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.48	Form of Pass Through Trust Certificate, Series 2015-1A (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.49	Form of Pass Through Trust Certificate, Series 2015-1B (incorporated by reference to Exhibit 4.13 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.50	Revolving Credit Agreement (2015-1A), dated as of March 16, 2015, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2015-1A, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.51	Revolving Credit Agreement (2015-1B), dated as of March 16, 2015, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2015-lB, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.52	Trust Supplement No. 2015-2AA, dated as of September 24, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.53	Trust Supplement No. 2015-2A, dated as of September 24, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

Exhibit Number	Description

4.54	Trust Supplement No. 2015-2B, dated as of September 24, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.55	Intercreditor Agreement (2015-2), dated as of September 24, 2015, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2015-2AA, as Trustee of the American Airlines Pass Through Trust 2015-2A and as Trustee of the American Airlines Pass Through Trust 2015-2B, Commonwealth Bank of Australia, New York Branch, as Class AA Liquidity Provider, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.56	Note Purchase Agreement, dated as of September 24, 2015, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.57	Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.58	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.59	Form of Pass Through Trust Certificate, Series 2015-2AA (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.60	Form of Pass Through Trust Certificate, Series 2015-2A (incorporated by reference to Exhibit 4.10 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.61	Form of Pass Through Trust Certificate, Series 2015-2B (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.62	Revolving Credit Agreement (2015-2AA), dated as of September 24, 2015, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2015-2AA, as Borrower, and Commonwealth Bank of Australia, New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.63	Revolving Credit Agreement (2015-2A), dated as of September 24, 2015, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2015-2A, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.13 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

Exhibit Number	Description

4.64	Revolving Credit Agreement (2015-2B), dated as of September 24, 2015, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2015-2B, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.65	Note Purchase Agreement, dated as of April 24, 2013, among US Airways, Inc., Wilmington Trust Company, as Pass Through Trustee, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

4.66	Assumption Agreement, dated as of December 30, 2015, by American Airlines, Inc. for the benefit of Wilmington Trust Company, as pass through trustee, subordination agent, and paying agent, and Wilmington Trust, National Association, as escrow agent, in each case, under the Note Purchase Agreement, dated as of April 24, 2013, among US Airways, Inc., Wilmington Trust Company, Wilmington Trust, National Association and Wilmington Trust Company (incorporated by reference to Exhibit 10.2 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

4.67	Form of Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (incorporated by reference to Exhibit 4.13 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

4.68	Form of Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

4.69	Form of Amendment No. 1 to Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Exhibit A to Note Purchase Agreement) (incorporated by reference to Exhibit 4.8 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

4.70	Form of Amendment No. 1 to Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee) (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.9 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

4.71	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2013-1 Pass Through Certificates (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

4.72	Form of Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Schedule I to Amendment No. 1 to Note Purchase Agreement (2012-2)) (incorporated by reference to Exhibit 4.10 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

Exhibit Number	Description

4.73	Form of Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee) (Schedule II to Amendment No. 1 to Note Purchase Agreement (2012-2)) (incorporated by reference to Exhibit 4.11 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

4.74	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

4.75	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.15 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

4.76	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2010-1 Pass Through Certificates (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

4.77	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

4.78	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

4.79	Guarantee, dated as of June 28, 2011, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

4.80	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2011-1 Pass Through Certificates (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

4.81	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 1-08444)).

4.82	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 1-08444)).

4.83	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2012-1 Pass Through Certificates (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

Exhibit Number	Description

4.84	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit B to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 1-08444)).

4.85	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 1-08444)).

4.86	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2012-2 Pass Through Certificates (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

4.87	Form of Assumption Agreement, dated as of December 30, 2015, by American Airlines, Inc. for the benefit of Wilmington Trust Company, as Indenture Trustee, to (i) each Participation Agreement between, among others, US Airways, Inc. and Wilmington Trust Company, as Indenture Trustee, entered into pursuant to the 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 EETC note purchase agreements and (ii) each Trust Indenture and Security Agreement, between, among others, US Airways, Inc., and Wilmington Trust Company, as Indenture Trustee entered into pursuant to the 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 EETC note purchase agreements (incorporated by reference to Exhibit 10.3 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

10.1	$1,600,000 Loan Agreement, dated as of May 23, 2013, among US Airways, Inc., as Borrower, certain affiliates of US Airways, Inc. party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time and certain other parties thereto (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on May 30, 2013 (Commission File No. 1-8444)).

10.2	Joinder to Loan Agreement, dated as of December 9, 2013, by American Airlines Group Inc. and American Airlines, Inc. to the $1,600,000,000 Loan Agreement, dated as of May 23, 2013, among US Airways, Inc., US Airways Group, Inc. and certain affiliates of US Airways, Inc. party thereto from time to time, the lenders party thereto and Citicorp North America, Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

10.3	Amendment No. 1, dated as of January 16, 2014, to the $1,600,000,000 Loan Agreement, dated as of May 23, 2013, among US Airways, Inc., as Borrower, certain affiliates of US Airways, Inc. party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time and and certain other parties thereto (incorporated by reference to Exhibit 10.48 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).

10.4	Assumption Agreement, dated as of December 30, 2015, by and among American Airlines Group Inc., American Airlines, Inc. and Citicorp North America, Inc., as administrative agent, to the Loan Agreement, as amended, dated May 23, 2013 between, among others, US Airways, Inc., certain affiliates of US Airways, Inc. and certain lenders (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

Exhibit Number	Description

10.5	First Amendment and Restatement Agreement, dated April 20, 2015, in relation to the Credit and Guaranty Agreement, dated as of October 10, 2014 (as amended), among American Airlines, Inc., American Airlines Group Inc. (formerly known as AMR Corporation), US Airways Group, Inc., US Airways, Inc., the Revolving Lenders (as defined therein) party thereto, the 2015 Term Loan Lenders (as defined therein) party thereto and Citibank N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).

10.6	First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of October 26, 2015, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., US Airways Group, Inc. and US Airways, Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and certain other parties thereto.

10.7	First Amendment and Restatement Agreement, dated May 21, 2015, in relation to the Credit and Guaranty Agreement, dated as of June 27, 2013 (as amended), among American Airlines, Inc., American Airlines Group Inc. (formerly known as AMR Corporation), US Airways Group, Inc., US Airways, Inc., the Revolving Lenders (as defined therein) party thereto, the 2015 Term Loan Lenders (as defined therein) party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).

10.8	First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of October 26, 2015, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., US Airways Group, Inc. and US Airways, Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto.

10.9	Letter Agreement, dated as of May 5, 2005, between The Boeing Company and American Airlines, Inc. (incorporated by reference to Exhibit 10.7 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (Commission File No. 1-8400)).*

10.10	Purchase Agreement No. 3219, dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.29 to American Airlines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).*

10.11	Supplemental Agreement No. 2, dated as of July 21, 2010, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-QA for the quarter ended June 30, 2010 (Commission File No. 1-8400)).*

10.12	Supplemental Agreement No. 3, dated as of February 1, 2013, to Purchase Agreement No. 3219 by and between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.13	Supplemental Agreement No. 4, dated as of June 9, 2014, to Purchase Agreement No. 3219 by and between The Boeing Company and American Airlines, Inc. dated as of October 15, 2008, Relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.14	Supplemental Agreement No. 5, dated as of January 20, 2015, to Purchase Agreement No. 3219 by and between The Boeing Company and American Airlines, Inc., dated as of October 15, 2008, Relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-8400)).*

10.15	Supplemental Agreement No. 6, dated as of April 21, 2015, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company, dated October 15, 2008, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.16	Aircraft Purchase Agreement No. 1977, dated as of October 31, 1997, between The Boeing Company and American Airlines, Inc., Relating to the Boeing Model 737-823 Aircraft (incorporated by reference to Exhibit 10.48 to AMR’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-8400)).*

10.17	Letter Agreement, dated as of November 17, 2004, Purchase Agreement No. 1977 Supplement No. 19 and Purchase Agreement No. 1980 Supplement No. 17, dated as of January 11, 2005, between The Boeing Company and American Airlines, Inc. (incorporated by reference to Exhibit 10.99 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-8400)).*

10.18	Supplemental Agreement No. 20, dated as of August 17, 2007, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.133 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.19	Supplemental Agreement No. 21, dated as of November 20, 2007, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.134 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.20	Supplemental Agreement No. 22, dated as of December 10, 2007, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.135 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.21	Supplemental Agreement No. 23, dated as of January 30, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.136 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.22	Supplemental Agreement No. 24, dated as of February 11, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.137 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.23	Supplemental Agreement No. 25, dated as of March 12, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 13.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-8400)).*

10.24	Supplemental Agreement No. 26, dated as of April 11, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 13.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.25	Supplemental Agreement No. 27, dated as of May 14, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 1-8400)).*

10.26	Supplemental Agreement No. 28, dated as of June 30, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to 10.3 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 1-8400)).*

10.27	Supplemental Agreement No. 29, dated as of July 29, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to 10.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-8400)).*

10.28	Supplemental Agreement No. 30, dated as of August 8, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-8400)).*

10.29	Supplemental Agreement No. 31, dated as of September 15, 2008, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to 10.3 to AMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-8400)).*

10.30	Supplemental Agreement No. 32, dated as of June 9, 2009, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-QA for the quarter ended June 30, 2009 (Commission File No. 1-8400)).*

10.31	Supplemental Agreement No. 34, dated as of July 21, 2010, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-QA for the quarter ended June 30, 2010 (Commission File No. 1-8400)).*

10.32	Supplemental Agreement No. 35, dated as of August 19, 2011, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

10.33	Supplemental Agreement No. 36, dated as of February 1, 2013, to Purchase Agreement No. 1977 by and between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.3 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.34	Supplemental Agreement No. 37, dated as of April 25, 2014, to Purchase Agreement No. 1977, between The Boeing Company and American Airlines, Inc. dated as of October 31, 1997, Relating to Boeing Model 737-800 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.35	Supplemental Agreement No. 38, dated as of Sept. 26, 2014, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.36	Letter Agreement, dated as of October 29, 2015, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company.**

10.37	Aircraft Purchase Agreement No. 1980, dated as of October 31, 1997, between The Boeing Company and American Airlines, Inc., Relating to the Boeing Model 777-223IGW Aircraft (incorporated by reference to Exhibit 10.48 to AMR’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-8400)).*

10.38	Purchase Agreement Supplement No. 19, dated as of December 18, 2009, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.151 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8400)).*

10.39	Purchase Agreement Supplement No. 20, dated as of January 14, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.159 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-8400)).*

10.40	Supplemental Agreement No. 21, dated as of March 14, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-8400)).*

10.41	Supplemental Agreement No. 22, dated as of March 31, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-8400)).*

10.42	Supplemental Agreement No. 23, dated as of April 29, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended June 30, 2011 (Commission File No. 1-8400)).*

10.43	Supplemental Agreement No. 24, dated as of May 25, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarter ended June 30, 2011 (Commission File No. 1-8400)).*

10.44	Supplemental Agreement No. 25, dated as of July 19, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

10.45	Supplemental Agreement No. 26, dated as of July 26, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

10.46	Supplemental Agreement No. 27, dated as of October 10, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.155 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 1-8400)).*

10.47	Supplemental Agreement No. 28, dated as of June 1, 2012, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 1-8400)). *

Exhibit Number	Description

10.48	Supplemental Agreement No. 29, dated as of March 12, 2012, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended March 31, 2012 (Commission File No. 1-8400)).*

10.49	Supplemental Agreement No. 30, dated as of June 29, 2012, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 1-8400)).*

10.50	Supplemental Agreement No. 32, dated as of September 30, 2012, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 1-8400)).*

10.51	Supplemental Agreement No. 33, dated as of February 1, 2013, to Purchase Agreement No. 1980 by and between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.4 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.52	Supplemental Agreement No. 34, dated as of February 1, 2013, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.53	Supplemental Agreement No. 35, dated as of February 13, 2013, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.6 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.54	Supplemental Agreement No. 36, dated as of April 30, 2014, to Purchase Agreement No. 1980, between The Boeing Company and American Airlines, Inc. dated as of October 31, 1997, Relating to Boeing Model 777 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.55	Supplemental Agreement No. 37, dated as of July 31, 2015, to Purchase Agreement No. 1980 dated as of October 31, 1997, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-8400)).*

10.56	A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, by and between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

10.57	Amendment No. 1, dated as of January 11, 2013, to A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.8 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.58	Amendment No. 2, dated as of May 30, 2013, to A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S, dated as of July 20, 2011 (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.59	Amendment No. 3, dated as of November 20, 2013, to A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.27 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).*

10.60	Amendment No. 4, dated as of June 18, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.61	Amendment No. 5, dated as of June 24, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.62	Amendment No. 6, dated as of July 1, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.63	Amendment No. 7, dated as of November 25, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.51 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).*

10.64	Amendment No. 8, dated as of June 11, 2015, to the A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.65	Amendment No. 9, dated as of September 23, 2015, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-8400)).*

10.66	2012 Omnibus Restructure Agreement, dated as of January 11, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.67	2012 Omnibus Restructure Agreement, dated as of January 11, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.68	Purchase Agreement No. 03735, dated as of February 1, 2013, by and between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.7 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.69	Supplemental Agreement No. 1, dated as of April 15, 2013, to Purchase Agreement No. 03735 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).*

10.70	Supplemental Agreement No. 2, dated as of March 6, 2015, to Purchase Agreement No. 03735 by and between American Airlines, Inc. and The Boeing Company, dated February 1, 2013 Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-8400)).*

10.71	Supplemental Agreement No. 3, dated as of May 22, 2015, to Purchase Agreement No. 03735 by and between American Airlines, Inc. and The Boeing Company, dated February 1, 2013 Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.72	Purchase Agreement Supplement, dated as of December 2, 2009, by and between AMR Eagle Holding Corporation and Bombardier Inc. (incorporated by reference to Exhibit 10.150 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8400)).*

10.73	Amended and Restated Airbus A320 Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.74	Amendment No. 1, dated as of January 11, 2008, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-8444)).*

10.75	Amendment No. 2, dated as of October 20, 2008, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

10.76	Amendment No. 3, dated as of January 16, 2009, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.77	Amendment No. 4, dated as of August 11, 2009, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.78	Amendment No. 5, dated as of October 2, 2009, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.93 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

Exhibit Number	Description

10.79	Amendment No. 6, dated as of November 20, 2009, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.94 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.80	Amendment No. 7, dated as of April 1, 2010, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-8444)).*

10.81	Amendment No. 8, dated as of February 13, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.22 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.82	Amendment No. 9, dated as of March 31, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.83	Amendment No. 10, dated as of October 17, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.24 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.84	Amendment No. 11, dated as of December 15, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.25 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.85	Amendment No. 12, dated as of October 19, 2012, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.26 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.86	Amendment No. 13, dated as of July 3, 2013, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.27 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.87	Amendment No. 14, dated as of September 30, 2013, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.28 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.88	Amendment No. 15, dated as of December 20, 2013, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.29 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.89	Amendment No. 16, dated as of July 1, 2014, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.7 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)). *

Exhibit Number	Description

10.90	Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.19 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.91	Amendment No. 1, dated as of October 20, 2008, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

10.92	Amendment No. 2, dated as of January 16, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.93	Amendment No. 3, dated as of July 23, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.94	Amendment No. 4, dated as of November 20, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.95	Amendment No. 5, dated as of December 20, 2013, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc., including Amended and Restated Letter Agreement No. 2, Amended and Restated Letter Agreement No. 4, Third Amended and Restated Letter Agreement No. 5, Amended and Restated Letter Agreement No. 6, Amended and Restated Letter Agreement No. 7, Amended and Restated Letter Agreement No. 8-2, Second Amended and Restated Letter Agreement No. 9, Amended and Restated Letter Agreement No. 12, Amended and Restated Letter Agreement No. 13 and Amended and Restated Letter Agreement No. 14 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.43 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.96	Second Amended and Restated Letter Agreement No. 6, dated as of July 7, 2015 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-8400)).*

10.97	Amendment No. 6, dated as of December 15, 2015, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.**

10.98	Consent Agreement, dated as of October 5, 2015, by and between US Airways, Inc., American Airlines, Inc. and Airbus S.A.S.**

10.99	AMR Corporation Amended and Restated Directors Pension Benefits Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.149 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

Exhibit Number	Description

10.100	Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.127 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.101	Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.128 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.102	Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the Super Saver Plus Plan, as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.129 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).

10.103	Form of American Severance Agreement (incorporated by reference to Exhibit 10.4 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).†

10.104	Form of letter agreement regarding equity awards by and between US Airways Group, Inc. and each executive officer of US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8444)).†

10.105	American Airlines Group Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 4.1 of American Airlines Group Inc.’s (f/k/a AMR Corporation) Form S-8 Registration Statement, filed on December 4, 2013).†

10.106	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Cash-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.125 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.107	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Cash-Settled) Award Grant Notice and Award Agreement for Merger Equity Grants (incorporated by reference to Exhibit 10.126 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.108	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.127 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.109	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement for Merger Equity Grants (incorporated by reference to Exhibit 10.128 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.110	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement for Director Grants (incorporated by reference to Exhibit 10.129 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.111	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).†

Exhibit Number	Description

10.112	US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†

10.113	Stock Unit Award Agreement, dated as of September 27, 2005, between US Airways Group and W. Douglas Parker (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†

10.114	Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-8444)).†

10.115	Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-8444)).†

10.116	Form of Nonstatutory Stock Option Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 1-8444)).†

10.117	Form of Stock Bonus Award Agreement for Non-Employee Directors under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.118	US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on June 30, 2008 (Registration No. 333-152033)).†

10.119	Form of Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†

10.120	Form of Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†

10.121	Form of Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.122	Form of Stock Appreciation Right (Stock-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.123	Form of Director Vested Share Award Agreement under the US Airways Group 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.78 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).†

10.124	US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

Exhibit Number	Description

10.125	Form of Annual Grant Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.126	Form of Stock Appreciation Right (Cash-Settled) Award Grant Notice and Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.127	Form of Stock Appreciation Right (Stock-Settled) Award Grant Notice and Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.4 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.128	Form of Restricted Stock Unit (Cash-Settled) Award Grant Notice and Restricted Stock Unit (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.129	Form of Restricted Stock Unit (Stock-Settled) Award Grant Notice and Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.6 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.130	2012 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.151 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.131	2013 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.152 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.132	2014 Short Term-Incentive Program Under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).†

10.133	Form of Executive Change in Control Agreement for Presidents (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.134	Form of Executive Change in Control Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.135	Form of Executive Change in Control Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.136	Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.137	Amended and Restated Employment Agreement, dated as of November 28, 2007, by and among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

Exhibit Number	Description

10.138	Support and Settlement Agreement, dated as of February 13, 2013, by and among AMR Corporation, certain direct and indirect subsidiaries of AMR Corporation, and the Initial Consenting Creditors (as defined therein) (incorporated by reference to Exhibit 10.1 to AMR’s Current Report on Form 8-K filed on February 14, 2013 (Commission File No. 1-8400)).

10.139	Proposed Final Judgment (incorporated by reference to Exhibit 10.1 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

10.140	Asset Preservation Order (incorporated by reference to Exhibit 10.2 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

10.141	Supplemental Stipulated Order (incorporated by reference to Exhibit 10.3 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

10.142	Joint Stipulation (incorporated by reference to Exhibit 10.4 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

10.143	DOT Agreement (incorporated by reference to Exhibit 10.5 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

12.1	Computation of ratio of earnings to combined fixed charges and preferred dividends of American Airlines Group Inc. for 2015, 2014, 2013, 2012 and 2011.

12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for 2015, 2014, 2013, 2012 and 2011.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

21	Significant subsidiaries of AAG and American as of December 31, 2015.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

24	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).

31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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