Form 10-Q
period 2016-03-31
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2016-04-22
CIK 6201, 4515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

As of April 15, 2016, there were 578,171,736 shares of American Airlines Group Inc. common stock outstanding.

As of April 15, 2016, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.

American Airlines, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2016

This combined Quarterly Report on Form 10-Q is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar terms refer to AAG and its consolidated subsidiaries. On December 9, 2013, a subsidiary of AMR Corporation merged with and into US Airways Group, Inc. (US Airways Group), which survived as a wholly-owned subsidiary of AAG (the Merger). On December 30, 2015, in order to simplify AAG’s internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, AAG caused US Airways Group to be merged with and into AAG, with AAG as the surviving corporation, and, immediately thereafter, US Airways, Inc. (US Airways), a subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and is reflected in this Quarterly Report on Form 10-Q as though the transaction had occurred on December 9, 2013, the effective date of the Merger, which represents the earliest date that American and US Airways were under common control. Thus, information in this Quarterly Report on Form 10-Q regarding American’s condensed consolidated results of operations comprises of the results of US Airways and American for all periods presented. “AMR” or “AMR Corporation” refers to AAG during the period of time prior to its acquisition of US Airways Group. References to “US Airways Group” and “US Airways” represent the entities during the period of time prior to December 30, 2015. References in this Quarterly Report on Form 10-Q to “mainline” refer to the operations of American, as applicable, and exclude regional operations.

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about the benefits of the Merger, including future financial and operating results, our plans, objectives, expectations and intentions, and other statements that are not historical facts, such as, without limitation, statements that discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A. Risk Factors and the following: significant operating losses in the future; downturns in economic conditions that adversely affect our business; the impact of continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel; competitive practices in the industry, including the impact of low-cost carriers, airline alliances and industry consolidation; the challenges and costs of integrating operations and realizing anticipated synergies and other benefits of the Merger; costs of ongoing data security compliance requirements and the impact of any significant data security breach; our substantial indebtedness and other obligations and the effect they could have on our business and liquidity; an inability to obtain sufficient financing or other capital to operate successfully and in accordance with our current business plan; increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates; the effect our high level of fixed obligations may have on our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments and adverse economic and industry conditions; our significant pension and other postretirement benefit funding obligations; the impact of any failure to comply with the covenants contained in financing arrangements; provisions in credit card processing and other commercial agreements that may materially reduce our liquidity; the impact of union disputes, employee strikes and other labor-related disruptions; any inability to maintain labor costs at competitive levels; interruptions or disruptions in service at one or more of our hub airports; any inability to obtain and maintain adequate facilities, infrastructure and slots to operate our flight schedule and expand or change our route network; our reliance on third-party regional operators or third-party service providers that have the ability to affect our revenue and the public’s perception about our services; any inability to effectively manage the costs, rights and functionality of third-party distribution channels on which we rely; extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages; the impact of the heavy taxation on the airline industry; changes to our business model that may not successfully increase revenues and may cause operational difficulties or decreased demand; the loss of key personnel or inability to attract and retain additional qualified personnel; the impact of conflicts overseas, terrorist attacks and ongoing security concerns; the global scope of our business and any associated economic and political instability or adverse effects of events, circumstances or government actions beyond our control, including the impact of foreign currency exchange rate fluctuations and limitations on the repatriation of cash held in foreign countries; the impact of environmental and noise regulation; the impact associated with climate change, including increased regulation to reduce emissions of greenhouse gases; our reliance on technology and automated systems and the impact of any failure of these technologies or systems; challenges in integrating our computer, communications and other technology systems; losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators; delays in scheduled aircraft deliveries, or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected; our dependence on a limited number of suppliers for aircraft, aircraft engines and parts; the impact of changing economic and other conditions beyond our control, including global events that affect travel behavior such as an outbreak of a contagious disease, and volatility and fluctuations in our results of operations due to seasonality; the effect of a higher than normal number of pilot retirements and a potential shortage of pilots; the impact of possible future increases in insurance costs or reductions in available insurance coverage; the effect on our financial position and liquidity of being party to or involved in litigation; an inability to use net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards); any impairment in the amount of our goodwill and an inability to realize the full value of our intangible or long-lived assets and any material impairment charges that would be recorded as a result; price volatility of our common stock; the effects of our capital deployment program and the limitation, suspension or discontinuation of our share repurchase programs or dividend payments thereunder; delay or prevention of stockholders’ ability to change the composition of our Board of Directors and the effect this may have on takeover attempts that some of our stockholders might consider beneficial; the effect of provisions of our Restated Certificate of Incorporation (the Certificate of Incorporation) and Amended and Restated Bylaws (the Bylaws) that limit ownership and voting of our equity interests, including our common stock; the effect of limitations in our Certificate of Incorporation on acquisitions and dispositions of our common stock designed to protect our NOL Carryforwards and certain other tax attributes, which may limit the liquidity of our common stock; other economic, business, competitive, and/or regulatory factors affecting our business, including those set forth in this Quarterly Report on Form 10-Q (especially in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in our other filings with the Securities and Exchange Commission (the SEC), and other risks and uncertainties listed from time to time in our filings with the SEC.

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

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating revenues:
Mainline passenger	$6,564	$6,989
Regional passenger	1,523	1,452
Cargo	162	194
Other	1,186	1,192

Total operating revenues	9,435	9,827
Operating expenses:
Aircraft fuel and related taxes	1,029	1,544
Salaries, wages and benefits	2,652	2,373
Regional expenses	1,432	1,462
Maintenance, materials and repairs	419	494
Other rent and landing fees	422	408
Aircraft rent	306	317
Selling expenses	308	336
Depreciation and amortization	355	336
Special items, net	99	303
Other	1,078	1,038

Total operating expenses	8,100	8,611

Operating income	1,335	1,216
Nonoperating income (expense):
Interest income	13	10
Interest expense, net of capitalized interest	(239)	(210)
Other, net	8	(73)

Total nonoperating expense, net	(218)	(273)

Income before income taxes	1,117	943
Income tax provision	417	11

Net income	$700	$932

Earnings per common share:
Basic	$1.15	$1.34
Diluted	$1.14	$1.30
Weighted average shares outstanding (in thousands):
Basic	606,245	696,415
Diluted	611,488	716,930
Cash dividends declared per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$700	$932
Other comprehensive loss, net of tax:
Pension, retiree medical, and other postretirement benefits	(19)	(27)
Derivative financial instruments:
Reclassification into earnings	—	(6)
Unrealized gain on investments:
Net change in value	2	2

Total other comprehensive loss, net of tax	(17)	(31)

Total comprehensive income	$683	$901

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$495	$390
Short-term investments	6,435	5,864
Restricted cash and short-term investments	691	695
Accounts receivable, net	1,450	1,425
Aircraft fuel, spare parts and supplies, net	886	863
Prepaid expenses and other	845	748

Total current assets	10,802	9,985
Operating property and equipment
Flight equipment	34,407	33,185
Ground property and equipment	6,561	6,402
Equipment purchase deposits	1,058	1,067

Total property and equipment, at cost	42,026	40,654
Less accumulated depreciation and amortization	(13,393)	(13,144)

Total property and equipment, net	28,633	27,510
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $514 and $502, respectively	2,236	2,249
Deferred tax asset	2,072	2,477
Other assets	2,075	2,103

Total other assets	10,474	10,920

Total assets	$49,909	$48,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$2,610	$2,231
Accounts payable	1,913	1,563
Accrued salaries and wages	1,183	1,205
Air traffic liability	4,692	3,747
Loyalty program liability	2,535	2,525
Other accrued liabilities	2,344	2,334

Total current liabilities	15,277	13,605
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	19,134	18,330
Pension and postretirement benefits	7,440	7,450
Deferred gains and credits, net	625	667
Other liabilities	2,723	2,728

Total noncurrent liabilities	29,922	29,175
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 585,658,329 shares issued and outstanding at March 31, 2016; 624,622,381 shares issued and outstanding at December 31, 2015	6	6
Additional paid-in capital	10,044	11,591
Accumulated other comprehensive loss	(4,749)	(4,732)
Accumulated deficit	(591)	(1,230)

Total stockholders’ equity	4,710	5,635

Total liabilities and stockholders’ equity	$49,909	$48,415

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$2,620	$2,494
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,557)	(1,409)
Purchases of short-term investments	(1,715)	(3,474)
Sales of short-term investments	1,150	1,660
Decrease in restricted cash and short-term investments	4	17
Proceeds from sale of property and equipment	4	4

Net cash used in investing activities	(2,114)	(3,202)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(310)	(746)
Proceeds from issuance of long-term debt	1,500	1,766
Deferred financing costs	(20)	(25)
Treasury stock repurchases	(1,525)	(181)
Dividend payments	(61)	(70)
Other financing activities	15	18

Net cash provided by (used in) financing activities	(401)	762

Net increase in cash	105	54
Cash at beginning of period	390	994

Cash at end of period	$495	$1,048

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$3	$35
Capital lease obligations	—	5
Supplemental information:
Interest paid, net of amounts capitalized	228	219
Income taxes paid	4	3

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Airlines Group Inc. (we, us, our and similar terms, or AAG) should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited condensed consolidated financial statements include the accounts of AAG and its wholly-owned subsidiaries. AAG’s principal subsidiary is American Airlines, Inc. (American). All significant intercompany transactions have been eliminated.

On December 9, 2013 (the Effective Date), AMR Merger Sub, Inc. merged with and into US Airways Group, Inc. (US Airways Group) (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of AAG, a Delaware corporation (formerly known as AMR Corporation or AMR) following the Merger.

On December 30, 2015, in order to simplify our internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, AAG caused US Airways Group to be merged with and into AAG, with AAG as the surviving corporation, and, immediately thereafter, US Airways, Inc. (US Airways), a Delaware corporation and wholly-owned subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. As a result of the merger of US Airways and American, US Airways transferred all of its assets, liabilities and off-balance sheet commitments to American. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and was accounted for at historical cost.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, as well as pensions, retiree medical, and other postretirement benefits.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of these standards and have not yet determined the impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-09 and have not yet determined its impact on our condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

2. Special Items

Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Mainline operating special items, net (1)	$99	$303

(1)

The 2016 first quarter mainline operating special items totaled a net charge of $99 million, which principally included merger integration expenses related to alignment of labor union contracts, information technology, fleet restructuring, professional fees, re-branding of aircraft and airport facilities, relocation and training, as well as severance.

The 2015 first quarter mainline operating special items totaled a net charge of $303 million, which principally included merger integration expenses related to alignment of labor union contracts, information technology, fleet restructuring, professional fees, re-branding of aircraft and airport facilities, severance, relocation and training, as well as share-based compensation.

The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Regional operating special items, net	$5	$7
Nonoperating special items, net	—	(8)
Income tax special items, net	—	9

3. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic EPS:
Net income	$700	$932
Weighted average common shares outstanding (in thousands)	606,245	696,415

Basic EPS	$1.15	$1.34

Diluted EPS:
Net income for purposes of computing diluted EPS	$700	$932
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	606,245	696,415
Dilutive effect of stock awards	5,243	20,515

Diluted weighted average common shares outstanding	611,488	716,930

Diluted EPS	$1.14	$1.30

The following were excluded from the calculation of diluted EPS (in thousands):
Stock options, stock appreciation rights and restricted stock unit awards because inclusion would be antidilutive	1,089	1

4. Share Repurchase Programs and Dividends

Since July 2014, our Board of Directors has approved several share repurchase programs aggregating $7.0 billion of authority of which, as of March 31, 2016, $853 million remained unused under repurchase programs that expire on December 31, 2016. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

During the three months ended March 31, 2016, we repurchased 39.3 million shares of AAG common stock for $1.6 billion at a weighted average cost per share of $39.76. Since the inception of the share repurchase programs in July 2014, we have repurchased 147.9 million shares of AAG common stock for $6.1 billion at a weighted average cost per share of $41.57.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

Our Board of Directors declared the following cash dividends in the first quarter of 2016:

Period	Per share	For stockholders of record as of	Payable on	Cash paid (millions)
First Quarter	$0.10	February 10, 2016	February 24, 2016	$61

Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

5. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2016	December 31, 2015
Secured
2013 Credit Facilities, variable interest rate of 3.25%, installments through 2020	$1,867	$1,867
2014 Credit Facilities, variable interest rate of 3.50%, installments through 2021	743	743
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019	980	980
2013 Citicorp Credit Facility tranche B-2, variable interest rate of 3.00%, installments through November 2016	588	588
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.38% to 9.75%, maturing from 2017 to 2028	9,634	8,693
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.83% to 8.48%, maturing from 2016 to 2028	4,449	4,183
Special facility revenue bonds, fixed interest rates ranging from 2.00% to 8.00%, maturing from 2016 to 2035	1,080	1,080
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2016 to 2028	908	923

	20,249	19,057

Unsecured
5.50% senior notes, interest only payments until due in 2019	750	750
6.125% senior notes, interest only payments until due in 2018	500	500
4.625% senior notes, interest only payments until due in 2020	500	500

	1,750	1,750

Total long-term debt and capital lease obligations	21,999	20,807
Less: Total unamortized debt discount and debt issuance costs	255	246
Less: Current maturities	2,610	2,231

Long-term debt and capital lease obligations, net of current maturities	$19,134	$18,330

The table below shows availability under revolving credit facilities, all of which were undrawn, as of March 31, 2016 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

2016 Financing Activities

2016-1 EETCs

In January 2016, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2016-1 Class AA, Class A and Class B EETCs (the 2016-1 EETCs) in connection with the financing of 22 aircraft owned by American (the 2016-1 EETC Aircraft).

All of the proceeds received from the sale of the 2016-1 EETCs have been used to purchase equipment notes issued by American in three series: Series AA equipment notes in the principal amount of $584 million bearing interest at 3.575% per annum, Series A equipment notes in the principal amount of $262 million bearing interest at 4.10% per annum and Series B equipment notes in the principal amount of $228 million bearing interest at 5.25% per annum. Interest and principal payments on the equipment notes are payable semi-annually in January and July of each year, beginning in July 2016. The final payments on the Series AA and Series A equipment notes are due in January 2028 and the final payment on the Series B equipment notes is due in January 2024. These equipment notes are secured by liens on the 2016-1 EETC Aircraft.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

Other Aircraft Financing Transactions

In the first quarter of 2016, we entered into loan agreements to borrow $426 million in connection with the financing of certain aircraft. Debt incurred under these loan agreements matures in 2027 and 2028.

6. Income Taxes

At December 31, 2015, we had approximately $8.0 billion of gross net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which are expected to be available for use in 2016. The federal NOL Carryforwards will expire beginning in 2023 if unused. These NOL Carryforwards include an unrealized tax benefit of $1.2 billion related to share-based compensation that will be recorded in equity when realized. We also had approximately $4.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2015, which will expire in years 2016 through 2034 if unused.

At December 31, 2015, we had an Alternative Minimum Tax credit carryforward of approximately $341 million available for federal income tax purposes, which is available for an indefinite period.

In connection with the preparation of our financial statements for the fourth quarter of 2015, we determined that it was more likely than not that substantially all of our deferred tax assets, which include our NOLs, would be realized. Accordingly, we reversed $3.0 billion of the valuation allowance as of December 31, 2015.

Beginning in the first quarter of 2016, we recorded income tax expense with an effective rate of approximately 38%, which is substantially non-cash as we utilized the NOLs described above to offset cash income taxes due.

7. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2016.

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2016
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$382	$382	$—	$—
Corporate obligations	3,396	—	3,396	—
Bank notes/certificates of deposit/time deposits	2,481	—	2,481	—
Repurchase agreements	175	—	175	—
Government agency investments	1	—	1	—

	6,435	382	6,053	—
Restricted cash and short-term investments (1)	691	691	—	—

Total	$7,126	$1,073	$6,053	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)

All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $804 million of bank notes/certificates of deposit/time deposits and $373 million of corporate obligations.

There were no Level 1 to Level 2 transfers during the three months ended March 31, 2016.

Fair Value of Debt

The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$21,744	$22,277	$20,561	$21,111

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

8. Retirement Benefits

The following tables provide the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2016	2015	2016	2015
Service cost	$1	$1	$1	$1
Interest cost	188	184	12	13
Expected return on assets	(187)	(213)	(5)	(5)
Amortization of:
Prior service cost (benefit) (1)	7	7	(60)	(61)
Unrecognized net loss (gain)	31	28	(4)	(2)

Net periodic benefit cost (income)	$40	$7	$(56)	$(54)

(1)	Each of the 2016 and 2015 first quarters’ prior service cost does not include amortization of $1 million related to other postretirement benefits.

Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.

9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical, and Other Postretirement Benefits	Unrealized Gain/(Loss) on Investments	Income Tax Benefit (Provision)		Total
Balance at December 31, 2015	$(3,842)	$(10)	$(880	)(1)	$(4,732)
Other comprehensive income (loss) before reclassifications	(5)	4	—		(1)
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	—	9	(2)	(16)

Net current-period other comprehensive income (loss)	(30)	4	9		(17)

Balance at March 31, 2016	$(3,872)	$(6)	$(871)		$(4,749)

(1)	Relates to pension, retiree medical, and other postretirement obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)	Relates to pension, retiree medical, and other postretirement obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

Reclassifications out of AOCI for the three months ended March 31, 2016 and 2015 are as follows (in millions):

	Amount reclassified from AOCI
	Three Months Ended March 31,		Affected line items on condensed consolidated statement of operations
AOCI Components	2016	2015
Amortization of pension, retiree medical, and other postretirement benefits:
Prior service cost (benefit)	$(33)	$(53)	Salaries, wages, and benefits
Actuarial loss	17	26	Salaries, wages, and benefits
Derivative financial instruments:
Cash flow hedges	—	(6)	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	—	2	Other nonoperating, net

Total reclassifications for the period, net of tax	$(16)	$(31)

10. Regional Expenses

Expenses associated with our wholly-owned regional airlines and third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Aircraft fuel and related taxes	$219	$311
Salaries, wages and benefits	326	292
Capacity purchases from third-party regional carriers	394	401
Maintenance, materials and repairs	95	75
Other rent and landing fees	128	114
Aircraft rent	9	9
Selling expenses	78	77
Depreciation and amortization	68	60
Special items, net	5	7
Other	110	116

Total regional expenses	$1,432	$1,462

11. Legal Proceedings

Chapter 11 Cases. On November 29, 2011, AMR, American, and certain of AMR’s other direct and indirect domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan). On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan and completed the Merger.

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed “Single-Dip” unsecured claims. As of March 31, 2016, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders as of the Effective Date.

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, postemployment benefits are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American’s motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees’ benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. Our financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015 and plaintiffs’ request for further relief from the JPML was denied on February 4, 2016. Accordingly, the parties will continue to litigate the matter in Bankruptcy Court. Plaintiffs have indicated they will file another motion for leave to amend the complaint, a schedule for which has not been set. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

DOJ Investigation Related to the United States Postal Service. In April 2015, the DOJ informed us of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air. In October 2015, we received a CID from the DOJ seeking certain information relating to these contracts and the DOJ has also sought information concerning certain of the airlines that transport mail on a codeshare basis. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. We are cooperating fully with the DOJ investigation.

General. In addition to the specifically identified legal proceedings, we and our subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although we will vigorously defend ourselves in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain but could be material. See Part II, Item 1A. Risk Factors – “We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity” for additional discussion.

12. Subsequent Events

Share Repurchase Program and Dividend Declaration

In April 2016, we announced that our Board of Directors had authorized a new $2.0 billion share repurchase program that expires on December 31, 2017. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

Also in April 2016, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on May 4, 2016, and payable on May 18, 2016. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

ITEM 1B.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating revenues:
Mainline passenger	$6,564	$6,989
Regional passenger	1,523	1,452
Cargo	162	194
Other	1,248	1,207

Total operating revenues	9,497	9,842
Operating expenses:
Aircraft fuel and related taxes	1,029	1,544
Salaries, wages and benefits	2,650	2,371
Regional expenses	1,506	1,493
Maintenance, materials and repairs	419	494
Other rent and landing fees	422	408
Aircraft rent	306	317
Selling expenses	308	336
Depreciation and amortization	355	336
Special items, net	99	303
Other	1,080	1,039

Total operating expenses	8,174	8,641

Operating income	1,323	1,201
Nonoperating income (expense):
Interest income	21	10
Interest expense, net of capitalized interest	(218)	(190)
Other, net	8	(74)

Total nonoperating expense, net	(189)	(254)

Income before income taxes	1,134	947
Income tax provision	424	10

Net income	$710	$937

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$710	$937
Other comprehensive loss, net of tax:
Pension, retiree medical, and other postretirement benefits	(19)	(27)
Derivative financial instruments:
Reclassification into earnings	—	(6)
Unrealized gain on investments:
Net change in value	2	2

Total other comprehensive loss, net of tax	(17)	(31)

Total comprehensive income	$693	$906

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$486	$364
Short-term investments	6,432	5,862
Restricted cash and short-term investments	691	695
Accounts receivable, net	1,444	1,420
Receivables from related parties, net	3,542	1,981
Aircraft fuel, spare parts and supplies, net	810	796
Prepaid expenses and other	839	740

Total current assets	14,244	11,858
Operating property and equipment
Flight equipment	34,051	32,838
Ground property and equipment	6,382	6,224
Equipment purchase deposits	1,058	1,067

Total property and equipment, at cost	41,491	40,129
Less accumulated depreciation and amortization	(13,136)	(12,893)

Total property and equipment, net	28,355	27,236
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $514 and $502, respectively	2,236	2,249
Deferred tax asset	2,520	2,932
Other assets	2,045	2,073

Total other assets	10,892	11,345

Total assets	$53,491	$50,439

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$2,613	$2,234
Accounts payable	1,851	1,517
Accrued salaries and wages	1,126	1,156
Air traffic liability	4,692	3,747
Loyalty program liability	2,535	2,525
Other accrued liabilities	2,147	2,198

Total current liabilities	14,964	13,377
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	17,395	16,592
Pension and postretirement benefits	7,399	7,410
Deferred gains and credits, net	625	667
Other liabilities	2,689	2,695

Total noncurrent liabilities	28,108	27,364
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,549	16,521
Accumulated other comprehensive loss	(4,848)	(4,831)
Accumulated deficit	(1,282)	(1,992)

Total stockholder’s equity	10,419	9,698

Total liabilities and stockholder’s equity	$53,491	$50,439

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$1,034	$2,715
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,539)	(1,389)
Purchases of short-term investments	(1,715)	(3,474)
Sales of short-term investments	1,150	1,660
Decrease in restricted cash and short-term investments	4	17
Proceeds from sale of property and equipment	2	4

Net cash used in investing activities	(2,098)	(3,182)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(309)	(746)
Proceeds from issuance of long-term debt	1,500	1,266
Deferred financing costs	(20)	(18)
Other financing activities	15	18

Net cash provided by financing activities	1,186	520

Net increase in cash	122	53
Cash at beginning of period	364	984

Cash at end of period	$486	$1,037

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$3	$35
Capital lease obligations	—	5
Supplemental information:
Interest paid, net of amounts capitalized	216	219
Income taxes paid	3	3

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Airlines, Inc. (American) should be read in conjunction with the consolidated financial statements contained in American’s Annual Report on Form 10-K for the year ended December 31, 2015. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.

On December 9, 2013 (the Effective Date), AMR Merger Sub, Inc. merged with and into US Airways Group, Inc. (US Airways Group) (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of AAG, a Delaware corporation (formerly known as AMR Corporation or AMR) following the Merger.

On December 30, 2015, in order to simplify AAG’s internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, AAG caused US Airways Group to be merged with and into AAG, with AAG as the surviving corporation, and, immediately thereafter, US Airways, Inc. (US Airways), a Delaware corporation and wholly-owned subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. As a result of the merger of US Airways and American, US Airways transferred all of its assets and liabilities, including obligations with respect to certain pass through trusts and the leases of related aircraft and engines, as well as its off-balance sheet commitments, to American. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and is reflected in American’s condensed consolidated financial statements as though the transaction had occurred on December 9, 2013, when a subsidiary of AMR merged with and into US Airways Group, which represents the earliest date that American and US Airways were under common control. Thus, all periods presented in Part I, Item 1B of this Quarterly Report on Form 10-Q are comprised of the condensed consolidated financial data of American and US Airways. This transaction was accounted for in a manner similar to the pooling of interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity and no other assets or liabilities are recognized.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, as well as pensions, retiree medical, and other postretirement benefits.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. American is currently evaluating the requirements of these standards and has not yet determined the impact on American’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. American is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact on American’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. American is currently evaluating the requirements of ASU 2016-09 and has not yet determined its impact on American’s condensed consolidated financial statements.

2. Special Items

Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Mainline operating special items, net (1)	$99	$303

(1)

The 2016 first quarter mainline operating special items totaled a net charge of $99 million, which principally included merger integration expenses related to alignment of labor union contracts, information technology, fleet restructuring, professional fees, re-branding of aircraft and airport facilities, relocation and training, as well as severance.

The 2015 first quarter mainline operating special items totaled a net charge of $303 million, which principally included merger integration expenses related to alignment of labor union contracts, information technology, fleet restructuring, professional fees, re-branding of aircraft and airport facilities, severance, relocation and training, as well as share-based compensation.

The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Regional operating special items, net	$5	$4
Nonoperating special items, net	—	(8)
Income tax special items, net	—	9

3. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2016	December 31, 2015
Secured
2013 Credit Facilities, variable interest rate of 3.25%, installments through 2020	$1,867	$1,867
2014 Credit Facilities, variable interest rate of 3.50%, installments through 2021	743	743
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019	980	980
2013 Citicorp Credit Facility tranche B-2, variable interest rate of 3.00%, installments through November 2016	588	588
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.38% to 9.75%, maturing from 2017 to 2028	9,634	8,693
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.83% to 8.48%, maturing from 2016 to 2028	4,449	4,183
Special facility revenue bonds, fixed interest rates ranging from 2.00% to 8.00%, maturing from 2016 to 2035	1,051	1,051
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2016 to 2028	907	922

	20,219	19,027

Unsecured
Affiliate unsecured obligations	27	27

	27	27

Total long-term debt and capital lease obligations	20,246	19,054
Less: Total unamortized debt discount and debt issuance costs	238	228
Less: Current maturities	2,613	2,234

Long-term debt and capital lease obligations, net of current maturities	$17,395	$16,592

The table below shows availability under revolving credit facilities, all of which were undrawn, as of March 31, 2016 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

2016 Financing Activities

2016-1 EETCs

In January 2016, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2016-1 Class AA, Class A and Class B EETCs (the 2016-1 EETCs) in connection with the financing of 22 aircraft owned by American (the 2016-1 EETC Aircraft).

All of the proceeds received from the sale of the 2016-1 EETCs have been used to purchase equipment notes issued by American in three series: Series AA equipment notes in the principal amount of $584 million bearing interest at 3.575% per annum, Series A equipment notes in the principal amount of $262 million bearing interest at 4.10% per annum and Series B equipment notes in the principal amount of $228 million bearing interest at 5.25% per annum. Interest and principal payments on the equipment notes are payable semi-annually in January and July of each year, beginning in July 2016. The final payments on the Series AA and Series A equipment notes are due in January 2028 and the final payment on the Series B equipment notes is due in January 2024. These equipment notes are secured by liens on the 2016-1 EETC Aircraft.

Other Aircraft Financing Transactions

In the first quarter of 2016, American entered into loan agreements to borrow $426 million in connection with the financing of certain aircraft. Debt incurred under these loan agreements matures in 2027 and 2028.

4. Income Taxes

At December 31, 2015, American had approximately $8.8 billion of gross net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which are expected to be available for use in 2016. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $8.0 billion, substantially all of which is expected to be available for use in 2016. The federal NOL Carryforwards will expire beginning in 2023 if unused. These NOL Carryforwards include an unrealized tax benefit of $1.2 billion related to share-based compensation that will be recorded in equity when realized. American also had approximately $3.7 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2015, which will expire in years 2016 through 2034 if unused.

At December 31, 2015, American had an Alternative Minimum Tax credit carryforward of approximately $458 million available for federal income tax purposes, which is available for an indefinite period.

In connection with the preparation of American’s financial statements for the fourth quarter of 2015, management determined that it was more likely than not that substantially all of its deferred tax assets, which include its NOLs, would be realized. Accordingly, American reversed $3.5 billion of the valuation allowance as of December 31, 2015.

Beginning in the first quarter of 2016, American recorded income tax expense with an effective rate of approximately 38%, which is substantially non-cash as American utilized the NOLs described above to offset cash income taxes due.

5. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2016
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$380	$380	$—	$—
Corporate obligations	3,396	—	3,396	—
Bank notes/certificates of deposit/time deposits	2,480	—	2,480	—
Repurchase agreements	175	—	175	—
Government agency investments	1	—	1	—

	6,432	380	6,052	—
Restricted cash and short-term investments (1)	691	691	—	—

Total	$7,123	$1,071	$6,052	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.
(2)

All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $804 million of bank notes/certificates of deposit/time deposits and $373 million of corporate obligations.

There were no Level 1 to Level 2 transfers during the three months ended March 31, 2016.

Fair Value of Debt

The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$20,008	$20,500	$18,826	$19,378

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

6. Retirement Benefits

The following tables provide the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2016	2015	2016	2015
Service cost	$—	$—	$1	$1
Interest cost	187	184	12	13
Expected return on assets	(187)	(212)	(5)	(5)
Amortization of:
Prior service cost (benefit) (1)	7	7	(60)	(61)
Unrecognized net loss (gain)	31	28	(4)	(2)

Net periodic benefit cost (income)	$38	$7	$(56)	$(54)

(1)	Each of the 2016 and 2015 first quarters’ prior service cost does not include amortization of $1 million related to other postretirement benefits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.

7. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical, and Other Postretirement Benefits	Unrealized Gain/(Loss) on Investments	Income Tax Benefit (Provision)		Total
Balance at December 31, 2015	$(3,831)	$(9)	$(991	)(1)	$(4,831)
Other comprehensive income (loss) before reclassifications	(5)	4	—		(1)
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	—	9	(2)	(16)

Net current-period other comprehensive income (loss)	(30)	4	9		(17)

Balance at March 31, 2016	$(3,861)	$(5)	$(982)		$(4,848)

(1)	Relates to pension, retiree medical, and other postretirement obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)	Relates to pension, retiree medical, and other postretirement obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

Reclassifications out of AOCI for the three months ended March 31, 2016 and 2015 are as follows (in millions):

	Amount reclassified from AOCI
	Three Months Ended March 31,		Affected line items on condensed consolidated statement of operations
AOCI Components	2016	2015
Amortization of pension, retiree medical, and other postretirement benefits:
Prior service cost (benefit)	$(33)	$(53)	Salaries, wages, and benefits
Actuarial loss	17	26	Salaries, wages, and benefits
Derivative financial instruments:
Cash flow hedges	—	(6)	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	—	2	Other nonoperating, net

Total reclassifications for the period, net of tax	$(16)	$(31)

8. Regional Expenses

Expenses associated with American’s third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Aircraft fuel and related taxes	$219	$311
Salaries, wages and benefits	84	67
Capacity purchases from third-party regional carriers	884	803
Maintenance, materials and repairs	1	—
Other rent and landing fees	109	98
Aircraft rent	7	7
Selling expenses	78	77
Depreciation and amortization	54	46
Special items, net	5	4
Other	65	80

Total regional expenses	$1,506	$1,493

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

9. Transactions with Related Parties

The following represents the net receivables (payables) to related parties (in millions):

	March 31, 2016	December 31, 2015
AAG (1)	$6,062	$4,489
AAG’s wholly-owned subsidiaries (2)	(2,520)	(2,508)

Total	$3,542	$1,981

(1)	American’s net related party receivable from AAG is primarily due to American providing the cash funding for share repurchases performed by AAG.
(2)

The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

10. Legal Proceedings

Chapter 11 Cases. On November 29, 2011, AMR, American, and certain of AMR’s other direct and indirect domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan). On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan and completed the Merger.

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed “Single-Dip” unsecured claims. As of March 31, 2016, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders as of the Effective Date.

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, postemployment benefits are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American’s motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees’ benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. American’s financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding.

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015 and plaintiffs’ request for further relief from the JPML was denied on February 4, 2016. Accordingly, the parties will continue to litigate the matter in Bankruptcy Court. Plaintiffs have indicated they will file another motion for leave to amend the complaint, a schedule for which has not been set. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.

DOJ Investigation Related to the United States Postal Service. In April 2015, the DOJ informed American of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air. In October 2015, American received a CID from the DOJ seeking certain information relating to these contracts and the DOJ has also sought information concerning certain of the airlines that transport mail on a codeshare basis. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. American is cooperating fully with the DOJ investigation.

General. In addition to the specifically identified legal proceedings, American and its subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within American’s control. Therefore, although American will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on American are uncertain but could be material. See Part II, Item 1A. Risk Factors – “We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity” for additional discussion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of AAG and American, but rather updates disclosures made in the 2015 Form 10-K.

Background

American Airlines and American Eagle offer an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries. American has hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. American is a founding member of the oneworld alliance, whose members and members-elect serve nearly 1,000 destinations with 14,250 daily flights to 150 countries. In the first quarter of 2016, approximately 47 million passengers boarded our mainline and regional flights. As of March 31, 2016, we operated 942 mainline aircraft and were supported by our regional airline subsidiaries and third-party regional carriers, which operated an additional 597 regional aircraft.

The U.S. Airline Industry

In the first quarter of 2016, the U.S. airline industry continued to benefit from lower fuel prices. However, the reductions in fuel costs were substantially offset by year-over-year declines in revenue driven by reduced yields. Domestic markets continued to be impacted by competitive growth. They did, however, perform better than international markets, which continue to be affected by economic softness in Latin America and foreign currency weakness.

Jet fuel prices continue to closely follow the price of Brent crude oil. On average, the price of Brent crude oil per barrel was approximately 37% lower in the first quarter of 2016 as compared to 2015. The average daily spot price for Brent crude oil during the first quarter of 2016 was $34 per barrel as compared to an average daily spot price of $54 per barrel during the first quarter of 2015. On a daily basis, Brent crude oil prices fluctuated during the quarter between a high of $41 per barrel to a low of $26 per barrel, and closed the quarter on March 31, 2016 at $37 per barrel.

While jet fuel prices have declined quarter-over-quarter as described above, uncertainty exists regarding the economic conditions driving these declines. See Part II, Item 1A. Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

American Airlines Group

First Quarter 2016 Results

The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended March 31,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline and regional passenger revenues	$8,087	$8,441	(4.2)
Total operating revenues	9,435	9,827	(4.0)
Mainline and regional aircraft fuel and related taxes	1,248	1,855	(32.7)
Total operating expenses	8,100	8,611	(5.9)
Operating income	1,335	1,216	9.8
Pre-tax income	1,117	943	18.5
Income tax provision	417	11	nm
Net income	700	932	(24.9)

Pre-tax income	$1,117	$943
Pre-tax special items:
Operating special charges, net (1)	104	310
Nonoperating special credits, net	—	(8)

Total pre-tax special items	104	302

Pre-tax income excluding special items	$1,221	$1,245

(1)

Our 2016 and 2015 first quarter results were impacted by net operating special charges of $104 million and $310 million, respectively, consisting principally of mainline and regional merger integration expenses. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations” of this report for more information on net special items.

Pre-Tax Income and Net Income

We realized pre-tax income of $1.1 billion and $943 million in the first quarters of 2016 and 2015, respectively. Excluding the effects of net special charges, we recognized pre-tax income of $1.2 billion in the first quarter of 2016, which was flat when compared to the first quarter of 2015. Our first quarter 2016 results benefited from the decline in fuel prices as a result of not hedging our fuel consumption; however, this benefit was offset in part by a decline in revenues driven by reduced yields.

As a result of our profitability and the reversal of the valuation allowance on our deferred tax assets at December 31, 2015, we were required to recognize a provision for income taxes in the first quarter of 2016. This provision was substantially non-cash due to the utilization of net operating losses (NOLs). For periods prior to 2016, we recognized a nominal tax provision for certain states and international jurisdictions where NOLs were limited or not available to be used. Accordingly, as illustrated above, amounts reported in the first quarter of 2016 for income tax provision and net income are not comparable to the first quarter of 2015. Therefore, we are presenting pre-tax income excluding special items in order to provide a more meaningful period-over-period comparison. The exclusion of special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to other measures presented by other airlines.

Revenue

In the first quarter of 2016, we reported operating revenues of $9.4 billion. Mainline and regional passenger revenues were $8.1 billion, a decrease of $354 million, or 4.2%, as compared to the 2015 period. The decline in revenues was driven by a 7.1% decrease in yield as compared to the first quarter of 2015 primarily due to competitive growth in certain domestic markets, including Dallas/Fort Worth, international weakness due to foreign currency devaluation relative to the U.S. dollar, lower fuel surcharges, and continued economic softness in Latin America. Our mainline and regional passenger revenue per available seat mile (PRASM) was 12.43 cents in the first quarter of 2016, a 7.5% decrease as compared to 13.44 cents in the 2015 period.

Fuel

Mainline and regional fuel expense totaled $1.2 billion in the first quarter of 2016, which was $607 million, or 32.7%, lower as compared to 2015 period. This decrease was driven by a 34.0% decrease in the average price per gallon of fuel to $1.21 in the first quarter of 2016 from $1.83 in the 2015 period.

As of March 31, 2016, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Cost per Available Seat Mile (CASM)

We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our 2016 first quarter mainline CASM excluding special items and fuel was 9.62 cents, an increase of 1.4% as compared to 2015 period. The increase was primarily due to higher salaries, wages and benefits driven by new labor contracts and the addition of an employee profit sharing program instituted effective January 1, 2016.

The following table details our mainline CASM for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2016	2015
	(In cents, except percentage changes)
Mainline CASM excluding special items and fuel:
Total mainline CASM	11.58	12.80	(9.5)
Special items, net	(0.17)	(0.54)	(68.3)
Aircraft fuel and related taxes	(1.79)	(2.76)	(35.3)

Mainline operating expenses per ASM, excluding special items and fuel (1)	9.62	9.49	1.4

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

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. The table below summarizes the operating statistics we reported to the U.S. Department of Transportation (DOT) for our mainline operations for the first quarter of 2016 and 2015. We are working to continue to improve these metrics by making investments in our operations in the form of the hiring of additional personnel and expenditures for new equipment and technology.

	2016			2015			Better (Worse)
	January	February	March(e)	January	February	March	January		February		March
On-time performance (a)	79.8	83.0	80.7	77.4	73.1	77.0	2.4	pts	9.9	pts	3.7	pts
Completion factor (b)	96.4	98.6	99.5	97.6	94.1	97.3	(1.2	)pts	4.5	pts	2.2	pts
Mishandled baggage (c)	4.23	3.68	3.19	4.81	4.98	4.20	12.1%		26.1%		24.0%
Customer complaints (d)	3.78	3.69	3.20	2.81	3.02	3.72	(34.5)%		(22.2)%		14.0%

(a)	Percentage of reported flight operations arriving less than 15 minutes after the scheduled arrival time.
(b)	Percentage of scheduled flight operations completed.
(c)	Rate of mishandled baggage reports per 1,000 passengers.
(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.
(e)	March 2016 operating statistics are preliminary as the DOT has not issued its March 2016 Air Travel Consumer report as of the date of this filing.

Liquidity Position

As of March 31, 2016, we had approximately $9.4 billion in total available liquidity, consisting of unrestricted cash and investments of $6.9 billion and $2.4 billion in undrawn revolver capacity. We also had restricted cash of $691 million.

In the first quarter of 2016, we utilized cash generated from operations to invest in our airline. As part of our fleet renewal program, we took delivery of 15 new mainline aircraft while retiring 19 aircraft. We also added 13 new regional aircraft to our fleet and removed three regional aircraft. Additionally, we returned more than $1.6 billion to our stockholders through the payment of $61 million in quarterly dividends and the repurchase of $1.6 billion of common stock, or 39.3 million shares. These cash outflows were offset in part by proceeds from financing transactions, which were principally aircraft related and included a $1.1 billion issuance of enhanced equipment trust certificates (EETCs).

We ended the quarter with $9.4 billion in available liquidity (including available lines of credit). We believe it is important to retain liquidity at these levels as we expect capital expenditures of approximately $3.2 billion for the remainder of 2016 and $4.6 billion in 2017 as we continue our fleet renewal program.

See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Commitments” for further discussion of our contractual commitments.

AAG’s Results of Operations

We realized pre-tax income of $1.1 billion and $943 million in the first quarters of 2016 and 2015, respectively. Excluding the effects of net special charges, we recognized pre-tax income of $1.2 billion in the first quarter of 2016, which was flat when compared to the first quarter of 2015. Our first quarter 2016 results benefited from the decline in fuel prices as a result of not hedging our fuel consumption; however, this benefit was offset in part by a decline in revenues driven by reduced yields.

The table below details our pre-tax and net income excluding special items (in millions):

	Three Months Ended March 31,
	2016	2015
Pre-tax income	$1,117	$943
Pre-tax special items:
Mainline operating special charges, net (1)	99	303
Regional operating special charges, net	5	7
Nonoperating special credits, net	—	(8)

Total pre-tax special items	104	302

Pre-tax income excluding special items	$1,221	$1,245

Net income	$700	$932
Total special items:
Total pre-tax special items	104	302
Income tax special charges, net	—	9
Net tax effect of special items	(39)	—

Total special items	65	311

Net income excluding special items	$765	$1,243

(1)

The 2016 first quarter mainline operating special items totaled a net charge of $99 million, which principally included merger integration expenses related to alignment of labor union contracts, information technology, fleet restructuring, professional fees, re-branding of aircraft and airport facilities, relocation and training, as well as severance.

The 2015 first quarter mainline operating special items totaled a net charge of $303 million, which principally included merger integration expenses related to alignment of labor union contracts, information technology, fleet restructuring, professional fees, re-branding of aircraft and airport facilities, severance, relocation and training, as well as share-based compensation.

Income Taxes

At December 31, 2015, we had approximately $8.0 billion of gross NOLs carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which are expected to be available for use in 2016. The federal NOL Carryforwards will expire beginning in 2023 if unused. These NOL Carryforwards include an unrealized tax benefit of $1.2 billion related to share-based compensation that will be recorded in equity when realized. We also had approximately $4.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2015, which will expire in years 2016 through 2034 if unused. Our ability to deduct our NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Internal Revenue Code of 1986 (Section 382) where an “ownership change” has occurred. We experienced an ownership change in connection with our emergence from bankruptcy in 2013. The general limitation rules of Section 382 for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $6.6 billion of unlimited NOL remaining at December 31, 2015) of our federal NOL Carryforwards to be utilized without regard to the Section 382 annual limitation rules. Substantially all of our remaining federal NOL Carryforwards are subject to limitation under Section 382; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes. Our ability to utilize any new NOL Carryforwards arising after the 2013 ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs.

At December 31, 2015, we had an Alternative Minimum Tax credit carryforward of approximately $341 million available for federal income tax purposes, which is available for an indefinite period.

In connection with the preparation of our financial statements for the fourth quarter of 2015, we determined that it was more likely than not that substantially all of our deferred tax assets, which include our NOLs, would be realized. Accordingly, we reversed $3.0 billion of the valuation allowance as of December 31, 2015.

Beginning in the first quarter of 2016, we recorded income tax expense with an effective rate of approximately 38%, which is substantially non-cash as we utilized the NOLs described above to offset cash income taxes due.

Operating Statistics

The table below sets forth selected mainline and regional operating data for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
Mainline
Revenue passenger miles (millions) (a)	46,220	44,849	3.1%
Available seat miles (millions) (b)	57,564	55,854	3.1%
Passenger load factor (percent) (c)	80.3	80.3	—	pts
Yield (cents) (d)	14.20	15.58	(8.9)%
Passenger revenue per available seat mile (cents) (e)	11.40	12.51	(8.9)%
Operating cost per available seat mile (cents) (f)	11.58	12.80	(9.5)%
Passenger enplanements (thousands) (g)	34,547	33,951	1.8%
Departures (thousands)	272	269	0.8%
Aircraft at end of period	942	973	(3.2)%
Block hours (thousands) (h)	845	833	1.5%
Average stage length (miles) (i)	1,205	1,195	0.8%
Fuel consumption (gallons in millions)	855	846	1.1%
Average aircraft fuel price including related taxes (dollars per gallon)	1.20	1.83	(34.1)%
Full-time equivalent employees at end of period	100,200	97,500	2.8%
Regional (j)
Revenue passenger miles (millions) (a)	5,551	5,341	3.9%
Available seat miles (millions) (b)	7,500	6,937	8.1%
Passenger load factor (percent) (c)	74.0	77.0	(3.0	)pts
Yield (cents) (d)	27.44	27.19	0.9%
Passenger revenue per available seat mile (cents) (e)	20.31	20.94	(3.0)%
Operating cost per available seat mile (cents) (f)	19.10	21.07	(9.3)%
Passenger enplanements (thousands) (g)	12,368	12,243	1.0%
Aircraft at end of period	597	577	3.5%
Fuel consumption (gallons in millions)	178	167	6.0%
Average aircraft fuel price including related taxes (dollars per gallon)	1.24	1.86	(33.5)%
Full-time equivalent employees at end of period (k)	20,000	19,300	3.6%

Total Mainline and Regional
Revenue passenger miles (millions) (a)	51,771	50,190	3.2%
Available seat miles (millions) (b)	65,064	62,791	3.6%
Cargo ton miles (millions) (l)	543	553	(1.8)%
Passenger load factor (percent) (c)	79.6	79.9	(0.3	)pts
Yield (cents) (d)	15.62	16.82	(7.1)%
Passenger revenue per available seat mile (cents) (e)	12.43	13.44	(7.5)%
Total revenue per available seat mile (cents) (m)	14.50	15.65	(7.3)%
Cargo yield per ton mile (cents) (n)	29.77	35.14	(15.3)%
Passenger enplanements (thousands) (g)	46,915	46,194	1.6%
Aircraft at end of period	1,539	1,550	(0.7)%
Fuel consumption (gallons in millions)	1,033	1,013	1.9%
Average aircraft fuel price including related taxes (dollars per gallon)	1.21	1.83	(34.0)%
Full-time equivalent employees at end of period	120,200	116,800	2.9%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.
(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenues divided by ASMs.
(f)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
(g)	Passenger enplanements – The number of passengers on board an aircraft, including local, connecting and through passengers.
(h)

Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length – The average of the distances flown on each segment of every route.
(j)

Regional statistics include our subsidiaries, Envoy Aviation Group Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA), and operating statistics from our capacity purchase agreements with Air Wisconsin Airlines Corporation, ExpressJet Airlines, Inc., Mesa Airlines, Inc., Republic Airline Inc., SkyWest Airlines, Inc., Compass Airlines, LLC and Trans States Airlines, Inc.

(k)	Regional full-time equivalent employees only include our wholly-owned regional airline subsidiaries, Envoy, Piedmont and PSA.
(l)	Cargo ton miles – A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.
(m)	Total revenue per available seat mile (RASM) – Total revenues divided by total mainline and regional ASMs.
(n)	Cargo yield per ton mile – Cargo revenues divided by total mainline and regional cargo ton miles.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating Revenues

	Three Months Ended March 31,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$6,564	$6,989	(6.1)
Regional passenger	1,523	1,452	4.9
Cargo	162	194	(16.8)
Other	1,186	1,192	(0.4)

Total operating revenues	$9,435	$9,827	(4.0)

Total operating revenues in the first quarter of 2016 decreased $392 million, or 4.0%, from the 2015 period driven by a decrease in yield primarily due to competitive growth in certain domestic markets, including Dallas/Fort Worth, international weakness due to foreign currency devaluation relative to the U.S. dollar, lower fuel surcharges, and continued economic softness in Latin America. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $6.6 billion in the first quarter of 2016 as compared to $7.0 billion in the 2015 period. Mainline RPM’s increased 3.1% as mainline capacity, as measured by ASMs, also increased 3.1%. Mainline passenger yield decreased 8.9% to 14.20 cents in the first quarter of 2016 from 15.58 cents in the 2015 period. Mainline PRASM decreased 8.9% to 11.40 cents in the first quarter of 2016 from 12.51 cents in the 2015 period.

•

Regional passenger revenues were $1.5 billion in each of the first quarters of 2016 and 2015. Regional RPM’s increased 3.9% as regional capacity, as measured by ASMs, increased 8.1%, resulting in a 3.0 point decrease in load factor to 74.0%. Regional passenger yield increased 0.9% to 27.44 cents in the first quarter of 2016 from 27.19 cents in the 2015 period. Regional PRASM decreased 3.0% to 20.31 cents in the first quarter of 2016 from 20.94 cents in the 2015 period.

•	Cargo revenue decreased $32 million, or 16.8%, in the first quarter of 2016 from the 2015 period driven primarily by a decrease in domestic and international freight yields.

Operating Expenses

	Three Months Ended March 31,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,029	$1,544	(33.3)
Salaries, wages and benefits	2,652	2,373	11.8
Maintenance, materials and repairs	419	494	(15.2)
Other rent and landing fees	422	408	3.4
Aircraft rent	306	317	(3.4)
Selling expenses	308	336	(8.2)
Depreciation and amortization	355	336	5.4
Special items, net	99	303	(67.3)
Other	1,078	1,038	3.8

Total mainline operating expenses	6,668	7,149	(6.7)
Regional expenses:
Fuel	219	311	(29.5)
Other	1,213	1,151	5.5

Total regional operating expenses	1,432	1,462	(2.0)

Total operating expenses	$8,100	$8,611	(5.9)

Total operating expenses were $8.1 billion in the first quarter of 2016, a decrease of $511 million, or 5.9%, from the 2015 period. The decrease in operating expenses was primarily due to lower aircraft fuel costs, offset in part by higher salaries, wages and benefits driven by new labor contracts and the addition of an employee profit sharing program instituted effective January 1, 2016. See detailed explanations below relating to the other changes in operating costs.

Mainline CASM

Our mainline CASM decreased 1.22 cents, or 9.5%, from 12.80 cents in the first quarter of 2015 to 11.58 cents in the first quarter of 2016. Excluding special items and fuel, our mainline CASM increased 0.13 cents, or 1.4%, from 9.49 cents in the first quarter of 2015 to 9.62 cents in the first quarter of 2016, while mainline capacity increased 3.1%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2016	2015
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	1.79	2.76	(35.3)
Salaries, wages and benefits	4.61	4.25	8.4
Maintenance, materials and repairs	0.73	0.88	(17.8)
Other rent and landing fees	0.73	0.73	—
Aircraft rent	0.53	0.57	(6.2)
Selling expenses	0.54	0.60	(10.9)
Depreciation and amortization	0.62	0.60	2.3
Special items, net	0.17	0.54	(68.3)
Other	1.87	1.86	0.7

Total mainline CASM	11.58	12.80	(9.5)
Special items, net	(0.17)	(0.54)	(68.3)
Aircraft fuel and related taxes	(1.79)	(2.76)	(35.3)

Mainline CASM, excluding special items and fuel (1)	9.62	9.49	1.4

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

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 35.3% primarily due to a 34.1% decrease in the average price per gallon of fuel to $1.20 in the first quarter of 2016 from $1.83 in the 2015 period.

•

Salaries, wages and benefits per ASM increased 8.4% primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program instituted effective January 1, 2016.

•

Maintenance, materials and repairs per ASM decreased 17.8% and was primarily driven by fewer engine overhauls due to the timing of maintenance cycles in the first quarter of 2016 as compared to the 2015 period.

•	Aircraft rent per ASM decreased 6.2% primarily due to expirations and early exiting of aircraft leases, driven by our fleet renewal program.

•	Selling expenses per ASM decreased 10.9% primarily due to lower revenues in the first quarter of 2016, resulting in lower commissions and credit card fees.

Regional Operating Expenses

Total regional expenses decreased $30 million, or 2.0%, in the first quarter of 2016 to $1.43 billion from $1.46 billion in the 2015 period. The period-over-period decrease was primarily due to a $92 million decrease in fuel costs offset in part by a $62 million increase in other regional operating expenses. The average price per gallon of fuel decreased 33.5% to $1.24 in the first quarter of 2016 from $1.86 in the 2015 period, on a 6.0% increase in consumption. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements.

Nonoperating Income (Expense)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$13	$10	35.4
Interest expense, net of capitalized interest	(239)	(210)	13.9
Other, net	8	(73)	nm

Total nonoperating expense, net	$(218)	$(273)	(20.3)

Our short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Interest expense, net of capitalized interest increased $29 million in the first quarter of 2016 as compared to the 2015 period primarily due to issuances of $4.5 billion in aircraft related financings since the end of the first quarter of 2015.

Other nonoperating expense, net in the first quarter of 2016 included $10 million of foreign currency gains. The foreign currency gains were driven primarily by the weakening of the U.S. dollar relative to other currencies.

Other nonoperating expense, net in the first quarter of 2015 included $80 million of foreign currency losses. The foreign currency losses during the first quarter of 2015 were driven primarily by the strengthening of the U.S. dollar relative to other currencies, principally in Latin American and European markets, including a 17% decrease in the value of the Brazilian real, a 10% decrease in the value of the Euro and a 4% decrease in the value of the British pound.

American’s Results of Operations

On December 30, 2015, in order to simplify AAG’s internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, US Airways merged with and into American, with American as the surviving corporation. As a result of the merger of US Airways and American, US Airways transferred all of its assets, liabilities and off-balance sheet commitments to American. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and was accounted for at historical cost. As a result, American’s condensed consolidated financial statements as well as this management’s discussion and analysis of financial condition and results of operations in this Quarterly Report on Form 10-Q (unless otherwise indicated) are presented as though the transaction had occurred on December 9, 2013, when a subsidiary of AMR merged with and into US Airways Group, which represents the earliest date that American and US Airways were under common control. Thus, all periods presented below in American’s Results of Operations are comprised of the financial data of American and US Airways.

American realized pre-tax income of $1.1 billion and $947 million in the first quarters of 2016 and 2015, respectively. Excluding the effects of net special charges, we recognized pre-tax income of $1.2 billion in the first quarter of 2016, which was flat when compared to the first quarter of 2015. American’s first quarter 2016 results benefited from the decline in fuel prices as a result of not hedging our fuel consumption; however, this benefit was offset in part by a decline in revenues driven by reduced yields.

The table below details American’s pre-tax and net income excluding special items (in millions):

	Three Months Ended March 31,
	2016	2015
Pre-tax income	$1,134	$947
Pre-tax special items:
Mainline operating special charges, net (1)	99	303
Regional operating special charges, net	5	4
Nonoperating special credits, net	—	(8)

Total pre-tax special items	104	299

Pre-tax income excluding special items	$1,238	$1,246

Net income	$710	$937
Total special items:
Total pre-tax special items	104	299
Income tax special charges, net	—	9
Net tax effect of special items	(39)	—

Total special items	65	308

Net income excluding special items	$775	$1,245

(1)

The 2016 first quarter mainline operating special items totaled a net charge of $99 million, which principally included merger integration expenses related to alignment of labor union contracts, information technology, fleet restructuring, professional fees, re-branding of aircraft and airport facilities, relocation and training, as well as severance.

The 2015 first quarter mainline operating special items totaled a net charge of $303 million, which principally included merger integration expenses related to alignment of labor union contracts, information technology, fleet restructuring, professional fees, re-branding of aircraft and airport facilities, severance, relocation and training, as well as share-based compensation.

Income Taxes

At December 31, 2015, American had approximately $8.8 billion of gross NOL Carryforwards to reduce future federal taxable income, substantially all of which are expected to be available for use in 2016. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $8.0 billion, substantially all of which is expected to be available for use in 2016. The federal NOL Carryforwards will expire beginning in 2023 if unused. These NOL Carryforwards include an unrealized tax benefit of $1.2 billion related to share-based compensation that will be recorded in equity when realized. American also had approximately $3.7 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2015, which will expire in years 2016 through 2034 if unused. American’s ability to deduct its NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. American experienced an ownership change in connection with its emergence from bankruptcy in 2013. The general limitation rules of Section 382 for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. American elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.5 billion (with $7.3 billion of unlimited NOL remaining at December 31, 2015) of its federal NOL Carryforwards to be utilized without regard to the Section 382 annual limitation rules. Substantially all of American’s remaining federal NOL Carryforwards are subject to limitation under Section 382; however, American’s ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes. American’s ability to utilize any new NOL Carryforwards arising after the 2013 ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs.

At December 31, 2015, American had an Alternative Minimum Tax credit carryforward of approximately $458 million available for federal income tax purposes, which is available for an indefinite period.

In connection with the preparation of American’s financial statements for the fourth quarter of 2015, management determined that it was more likely than not that substantially all of its deferred tax assets, which include its NOLs, would be realized. Accordingly, American reversed $3.5 billion of the valuation allowance as of December 31, 2015.

Beginning in the first quarter of 2016, American recorded income tax expense with an effective rate of approximately 38%, which is substantially non-cash as American utilized the NOLs described above to offset cash income taxes due.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating Revenues

	Three Months Ended March 31,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$6,564	$6,989	(6.1)
Regional passenger	1,523	1,452	4.9
Cargo	162	194	(16.8)
Other	1,248	1,207	3.4

Total operating revenues	$9,497	$9,842	(3.5)

Total operating revenues in the first quarter of 2016 decreased $345 million, or 3.5%, from the 2015 period driven by a decrease in yield primarily due to competitive growth in certain domestic markets, including Dallas/Fort Worth, international weakness due to foreign currency devaluation relative to the U.S. dollar, lower fuel surcharges, and continued economic softness in Latin America. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues decreased $425 million, or 6.1%, in the first quarter of 2016 from the 2015 period due to a decrease in yield, offset in part by higher ASMs.

•	Regional passenger revenues increased $71 million, or 4.9%, in the first quarter of 2016 from the 2015 period due to higher ASMs and yields.

•	Cargo revenue decreased $32 million, or 16.8%, in the first quarter of 2016 from the 2015 period driven primarily by a decrease in domestic and international freight yields.

Operating Expenses

	Three Months Ended March 31,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,029	$1,544	(33.3)
Salaries, wages and benefits	2,650	2,371	11.8
Maintenance, materials and repairs	419	494	(15.2)
Other rent and landing fees	422	408	3.4
Aircraft rent	306	317	(3.5)
Selling expenses	308	336	(8.2)
Depreciation and amortization	355	336	5.4
Special items, net	99	303	(67.3)
Other	1,080	1,039	3.9

Total mainline operating expenses	6,668	7,148	(6.7)
Regional expenses:
Fuel	219	311	(29.5)
Other	1,287	1,182	8.9

Total regional operating expenses	1,506	1,493	0.9

Total operating expenses	$8,174	$8,641	(5.4)

Total operating expenses in the first quarter of 2016 decreased $467 million, or 5.4%, from the 2015 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased $515 million, or 33.3%, in the first quarter of 2016 from the 2015 period primarily due to a decrease in the average price per gallon of fuel.

•

Salaries, wages and benefits increased $279 million, or 11.8%, in the first quarter of 2016 from the 2015 period primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program instituted effective January 1, 2016.

•

Maintenance, materials and repairs decreased $75 million, or 15.2%, and was primarily driven by fewer engine overhauls due to the timing of maintenance cycles in the first quarter of 2016 as compared to the 2015 period.

•

Selling expenses decreased $28 million, or 8.2%, in the first quarter of 2016 from the 2015 period primarily due to lower revenues in the first quarter of 2016, resulting in lower commissions and credit card fees.

Regional Operating Expenses

Total regional expenses increased $13 million, or 0.9%, in the first quarter of 2016 from the 2015 period. The period-over-period increase was primarily due to a $105 million, or 8.9%, increase in other regional operating expenses, offset in part by a $92 million, or 29.5%, decrease in fuel costs. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements. The average price per gallon of fuel decreased 33.5% to $1.24 in 2016 from $1.86 in 2015.

Nonoperating Income (Expense)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$21	$10	nm
Interest expense, net of capitalized interest	(218)	(190)	14.7
Other, net	8	(74)	nm

Total nonoperating expense, net	$(189)	$(254)	(25.6)

American’s short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Interest expense, net of capitalized interest increased $28 million in the first quarter of 2016 as compared to the 2015 period primarily due to issuances of $4.5 billion in aircraft related financings since the end of the first quarter of 2015.

Other nonoperating expense, net in the first quarter of 2016 included $10 million of foreign currency gains. The foreign currency gains were driven primarily by the weakening of the U.S. dollar relative to other currencies.

Other nonoperating expense, net in the first quarter of 2015 included $80 million of foreign currency losses. The foreign currency losses during the first quarter of 2015 were driven primarily by the strengthening of the U.S. dollar relative to other currencies, principally in Latin American and European markets, including a 17% decrease in the value of the Brazilian real, a 10% decrease in the value of the Euro and a 4% decrease in the value of the British pound.

Liquidity and Capital Resources

Cash, Short-Term Investments and Restricted Cash

As of March 31, 2016, AAG had approximately $9.4 billion in total available liquidity and $691 million in restricted cash. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Cash	$495	$390	$486	$364
Short-term investments	6,435	5,864	6,432	5,862
Undrawn revolver capacity	2,425	2,425	2,425	2,425

Total available liquidity	$9,355	$8,679	$9,343	$8,651

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

Share Repurchase Programs

Since July 2014, our Board of Directors has approved several share repurchase programs aggregating $7.0 billion of authority of which, as of March 31, 2016, $853 million remained unused under repurchase programs that expire on December 31, 2016.

During the three months ended March 31, 2016, we repurchased 39.3 million shares of AAG common stock for $1.6 billion at a weighted average cost per share of $39.76. Since the inception of the share repurchase programs in July 2014, we have repurchased 147.9 million shares of AAG common stock for $6.1 billion at a weighted average cost per share of $41.57.

In April 2016, we announced that our Board of Directors had authorized a new $2.0 billion share repurchase program that expires on December 31, 2017.

Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

Cash Dividends Paid

Our Board of Directors declared the following cash dividends in the first quarter of 2016:

Period	Per share	For stockholders of record as of	Payable on	Cash paid (millions)
First Quarter	$0.10	February 10, 2016	February 24, 2016	$61

In April 2016, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on May 4, 2016, and payable on May 18, 2016.

Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

Sources and Uses of Cash

AAG and American

Operating Activities

AAG’s net cash provided by operating activities was $2.6 billion and $2.5 billion for the first three months of 2016 and 2015, respectively, a period-over-period increase of $126 million. AAG’s operating cash flows were relatively flat, driven by lower fuel costs that were offset in part by lower revenues.

American’s net cash provided by operating activities was $1.0 billion and $2.7 billion for the first three months of 2016 and 2015, respectively, a period-over-period decrease of $1.7 billion. The decline in operating cash flows was primarily due to American’s increased cash funding of share repurchases and dividend payments in the 2016 period performed by AAG. In addition, American received the proceeds of the $500 million senior notes issued by AAG during the first quarter of 2015, which also contributed to the period-over-period decline in operating cash flows.

Investing Activities

Net cash used in investing activities was $2.1 billion and $3.2 billion for the first three months of 2016 and 2015, respectively, for both AAG and American.

AAG and American’s principal investing activities in the 2016 period included expenditures of $1.6 billion and $1.5 billion, respectively, for property and equipment, consisting primarily of the purchase of newly delivered aircraft including seven Bombardier CRJ900 aircraft, six Airbus A321 aircraft, six Embraer 175 aircraft, five Boeing 737-800 aircraft, two Boeing 787 aircraft and two Boeing 777 aircraft, as well as $565 million in net purchases of short-term investments.

AAG and American’s principal investing activities in the 2015 period each included expenditures of $1.4 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including nine Bombardier CRJ900 aircraft, five Airbus A321 aircraft, four Airbus A319 aircraft, four Boeing 737-800 aircraft, two Boeing 787 aircraft, two Embraer 175 aircraft and one Boeing 777 aircraft, as well as $1.8 billion in net purchases of short-term investments.

Financing Activities

AAG’s net cash used in financing activities was $401 million as compared to net cash provided by financing activities of $762 million for the first three months of 2016 and 2015, respectively. American’s net cash provided by financing activities was $1.2 billion and $520 million for the first three months of 2016 and 2015, respectively.

AAG and American’s principal financing activities in the 2016 period each included proceeds of $1.5 billion from the issuance of debt, primarily including the $1.1 billion issuance of enhanced equipment trust certificate (EETC) equipment notes by American. These cash inflows were offset in part by debt repayments of $310 million by AAG and $309 million by American. In addition, AAG had cash outflows of $1.5 billion in share repurchases and $61 million in dividend payments.

AAG and American’s principal financing activities in the 2015 period included proceeds from the issuance of debt of $1.8 billion and $1.3 billion, respectively, primarily including the $1.0 billion issuance of EETC equipment notes by American and $500 million issuance of 4.625% senior notes by AAG. These cash inflows were offset in part by debt repayments of $746 million by AAG and American, including the $400 million repayment of American’s AAdvantage loan with Citibank. In addition, AAG had cash outflows of $181 million in share repurchases and $70 million in dividend payments.

Commitments

Significant Indebtedness

As of March 31, 2016, AAG and American had $22.0 billion and $20.2 billion, respectively, in long-term debt and capital leases (including current maturities of $2.6 billion each). See Note 5 to AAG’s condensed consolidated financial statements in Part I, Item 1A and Note 3 to American’s condensed consolidated financial statements in Part I, Item 1B for all indebtedness as of March 31, 2016, as well as 2016 financing activities. There have been no material changes in our significant indebtedness, which includes the 2013 Credit Facilities, the 2013 Citicorp Credit Facility and the 2014 Credit Facilities, as discussed in our 2015 Form 10-K.

Collateral Related Covenants

Certain of our debt financing agreements contain loan to value ratio covenants and require us to annually appraise the related collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part. We were in compliance with the collateral coverage tests for the 2013 Credit Facilities, 2013 Citicorp Credit Facility and the 2014 Credit Facilities as of the most recent measurement dates.

Credit Ratings

The following table details our credit ratings as of March 31, 2016:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Credit Rating	Moody’s Corporate Family Rating
AAG	BB-	BB-	Ba3
American	BB-	BB-	*

*	The credit agency does not rate this category for the respective entity.

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

Aircraft and Engine Purchase Commitments

As of March 31, 2016, we have definitive purchase agreements with Airbus, Boeing and other manufacturers for the acquisition of the following mainline and regional aircraft:

	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter	Total
Airbus
A320 Family	19	20	—	—	—	—	39
A320neo Family	—	—	—	25	25	50	100
A350 XWB	—	4	10	6	2	—	22

Boeing
737-800	15	20	—	—	—	—	35
737 MAX Family	—	4	16	20	20	40	100
787 Family	6	13	8	—	—	—	27

Bombardier
CRJ900 (1)	11	—	—	—	—	—	11

Embraer
ERJ175 (1)	18	12	—	—	—	—	30

Total	69	73	34	51	47	90	364

(1)	These aircraft may be operated by wholly-owned subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.

We also have agreements for 49 spare engines to be delivered in 2016 and beyond. Under all of our aircraft and engine purchase agreements, our total future commitments as of March 31, 2016 are expected to be as follows (in millions):

	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter	Total
Payments for the above aircraft commitments and certain engines (1)	$3,226	$4,578	$2,893	$3,134	$2,772	$4,500	$21,103

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted a security interest in its purchase deposits with Boeing. Our purchase deposits held by all manufacturers totaled $1.1 billion as of March 31, 2016.

As of March 31, 2016, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 19 Airbus A320 family aircraft in 2016 and 20 Airbus A320 family aircraft in 2017, six Boeing 787 family aircraft in 2016 and 13 Boeing 787 family aircraft in 2017, 15 Boeing 737-800 aircraft in 2016 and four Boeing 737 MAX family aircraft in 2017. In addition, we do not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully.”

Labor Agreements

In March 2016, we reached a tentative agreement with the Transport Workers Union (TWU) for a new five-year joint collective bargaining agreement applicable to dispatchers and operational specialists, which was ratified by TWU membership in April 2016 and provides immediate and significant pay increases.

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

There have been no material changes in our off-balance sheet arrangements as discussed in our 2015 Form 10-K.

AAG Contractual Obligations

The following table provides details of our future cash contractual obligations as of March 31, 2016:

	Payments Due by Period
	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter	Total
American
Debt and capital lease obligations (1), (3)	$1,981	$1,693	$1,727	$2,721	$3,175	$8,922	$20,219
Interest obligations (2), (3)	606	774	712	619	498	1,503	4,712
Commitments for aircraft and engine purchases (4)	3,226	4,578	2,893	3,134	2,772	4,500	21,103
Operating lease commitments (5)	1,555	2,085	1,834	1,629	1,483	4,716	13,302
Regional capacity purchase agreements (6)	1,261	1,548	1,245	1,072	880	2,396	8,402
Minimum pension obligations (7)	—	—	164	1,205	902	4,199	6,470
Retiree medical and other purchase obligations	375	314	259	178	90	355	1,571

Total American Contractual Obligations	$9,004	$10,992	$8,834	$10,558	$9,800	$26,591	$75,779

AAG and Other AAG Subsidiaries
Debt and capital lease obligations (1)	$—	$—	$500	$750	$506	$24	$1,780
Interest obligations (2)	86	97	82	67	14	9	355
Operating lease commitments	8	9	6	1	—	—	24

Total AAG Contractual Obligations	$9,098	$11,098	$9,422	$11,376	$10,320	$26,624	$77,938

(1)

Amounts represent contractual amounts due. Excludes $238 million and $17 million of unamortized debt discount and debt issuance costs as of March 31, 2016 for American and AAG and other AAG subsidiaries, respectively.

(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at March 31, 2016.
(3)

Includes $9.6 billion of future principal payments and $2.5 billion of future interest payments, respectively, as of March 31, 2016, related to EETC notes associated with mortgage financings for the purchase of certain aircraft.

(4)	See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about these obligations.
(5)	Includes $1.7 billion of future minimum lease payments related to EETC leverage leased financings of certain aircraft as of March 31, 2016.
(6)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(7)

Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments and is based on estimated payments through 2025. We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and various other laws. Based on our current funding assumptions, we have no minimum required contributions until 2018. Currently, our minimum funding obligation for our pension plans is subject to favorable temporary funding rules that are scheduled to expire at the end of 2017. Our pension funding obligations are likely to increase materially following expiration of the temporary funding rules, when we will be required to make contributions relating to the 2018 fiscal year. The amount of these obligations will depend on the performance of our investments held in trust by the pension plans, interest rates for determining liabilities and our actuarial experience.

Capital Raising Activity and Other Possible Actions

In light of our significant financial commitments related to, among other things, new aircraft, the servicing and amortization of existing debt and equipment leasing arrangements, as well as future pension funding obligations, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations and these sources, however, may not be sufficient to cover cash contractual obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks or natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, or aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, the 2013 Credit Facilities, the 2014 Credit Facilities, the 2013 Citicorp Credit Facility and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

In the past, we have from time to time refinanced, redeemed or repurchased our debt and taken other steps to reduce or otherwise manage the aggregate amount and cost of our debt or lease obligations or otherwise improve our balance sheet. Going forward, depending on market conditions, our cash position and other considerations, we may continue to take such actions.

Our Board of Directors, has from time to time authorized programs to repurchase shares of our common stock, and may authorize additional share repurchase programs in the future.

Critical Accounting Policies and Estimates

In the first quarter of 2016, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2015 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to AAG’s condensed consolidated financial statements in Part I, Item 1A and Note 1 to American’s condensed consolidated financial statements in Part I, Item 1B for further information on recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AAG and American’s Market Risk Sensitive Instruments and Positions

Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2015 10-K except as updated below.

Aircraft Fuel

As of March 31, 2016, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Our 2016 forecasted mainline and regional fuel consumption is presently approximately 4.4 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $44 million increase in annual expense.

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

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of March 31, 2016 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are in the process of integrating policies, processes, people, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in internal controls related to the integration of US Airways Group and its subsidiaries into the post-Merger combined company, including the related adoption of common financial reporting and internal control practices for the combined company and associated updates and improvements to the combined control environment, during the quarter ended March 31, 2016, there has been no change in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2016.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Chapter 11 Cases. On November 29, 2011, AMR, American, and certain of AMR’s other direct and indirect domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan). On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan and completed the Merger.

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed “Single-Dip” unsecured claims. As of March 31, 2016, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders as of the Effective Date.

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, postemployment benefits are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American’s motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees’ benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. Our financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding.

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015 and plaintiffs’ request for further relief from the JPML was denied on February 4, 2016. Accordingly, the parties will continue to litigate the matter in Bankruptcy Court. Plaintiffs have indicated they will file another motion for leave to amend the complaint, a schedule for which has not been set. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

DOJ Investigation Related to the United States Postal Service. In April 2015, the DOJ informed us of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air. In October 2015, we received a CID from the DOJ seeking certain information relating to these contracts and the DOJ has also sought information concerning certain of the airlines that transport mail on a codeshare basis. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. We are cooperating fully with the DOJ investigation.

General. In addition to the specifically identified legal proceedings, we and our subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although we will vigorously defend ourselves in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain but could be material. See Part II, Item 1A. Risk Factors – “We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity” for additional discussion.

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

Risks Relating to AAG and Industry-Related Risks

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

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. As of March 31, 2016, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.

Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. If in the future we enter into derivative contracts to hedge our fuel consumption, there can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts. To the extent we use derivative contracts that have the potential to create an obligation to pay upon settlement if prices decline significantly, such derivative contracts may limit our ability to benefit from lower fuel costs in the future. Also, a rapid decline in the projected price of fuel at a time when we have fuel hedging contracts in place could adversely impact our short-term liquidity, because hedge counterparties could require that we post collateral in the form of cash or letters of credit. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “AAG and American’s Market Risk Sensitive Instruments and Positions – Aircraft Fuel.”

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

Low-cost carriers, including so-called ultra-low-cost carriers, have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently and are price sensitive and tend not to be loyal to any one particular carrier. Some low-cost carriers, which have cost structures lower than ours, have better recent financial performance and have announced growth strategies including commitments to acquire significant numbers of aircraft for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our revenues and overall performance. For example, as a result of divestitures completed in connection with gaining regulatory approval for the Merger, low-fare, low-cost carriers have gained additional access in a number of markets, including Ronald Reagan Washington National Airport (DCA), a slot-controlled airport. The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.

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

•

the effects of divestitures and other operational commitments entered into in connection with the settlement of the litigation brought by the Department of Justice (DOJ) and certain states prior to the closing of the Merger, including those involving Dallas Love Field Airport and DCA;

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

•

limit our ability to respond to business opportunities and to withstand operating risks that are customary in the industry, particularly relative to competitors with lower relative levels of financial leverage; and

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

Our business plan contemplates significant investments in modernizing our fleet and integrating the American and US Airways businesses. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of March 31, 2016, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2016-2020 would be approximately $16.6 billion. Accordingly, we will need substantial financing or other capital resources. In addition, as of the date of this report, we had not secured financing commitments for some of the aircraft that we have on order, and we cannot be assured of the availability or cost of that financing. In particular, as of March 31, 2016, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 19 Airbus A320 family aircraft in 2016 and 20 Airbus A320 family aircraft in 2017, six Boeing 787 family aircraft in 2016 and 13 Boeing 787 family aircraft in 2017, 15 Boeing 737-800 aircraft in 2016 and four Boeing 737 MAX family aircraft in 2017. In addition, we do not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. The number of aircraft for which we do not have financing may change as we exercise purchase options or otherwise change our purchase and delivery schedules. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may only be available on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

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

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general economic conditions, general interest rates, rates set by the Federal Reserve and other central banks, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure with respect to the $1.87 billion term loan facility and the $1.4 billion revolving credit facility provided for by the credit and guaranty agreement, entered into June 27, 2013 between AAG, American and certain lenders (as amended and restated on May 21, 2015 and as otherwise amended, the 2013 Credit Facilities), the $1.6 billion term loan facility entered into on May 23, 2013 between US Airways and US Airways Group and certain lenders (as amended, the 2013 Citicorp Credit Facility), the $750 million term loan facility and the $1.0 billion revolving credit facility entered into October 10, 2014, between AAG and American and certain lenders (as amended and restated on April 20, 2015 and as otherwise amended, the 2014 Credit Facilities) and other of our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “AAG’s Market Risk Sensitive Instruments and Positions – Interest” and “American’s Market Risk Sensitive Instruments and Positions – Interest” in our 2015 Form 10-K.

Our high level of fixed obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and cause our business to be vulnerable to adverse economic and industry conditions.

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

Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. Currently, our minimum funding obligation for our pension plans is subject to favorable temporary funding rules that are scheduled to expire at the end of 2017. Our pension funding obligations are likely to increase materially beginning in 2019, when we will be required to make contributions relating to the 2018 fiscal year. In addition, we may have significant obligations for other postretirement benefits, the ultimate amount of which depends on, among other things, the outcome of an adversary proceeding related to retiree medical and life insurance obligations filed in the Chapter 11 Cases.

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

We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions (including, with respect to certain agreements, the failure of American to maintain certain levels of liquidity) to hold an amount of our cash (a holdback) equal to some or all of the advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdbacks, up to and including 100% of relevant advanced ticket sales, could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.

Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.

Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements (CBAs) generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB). For the dates that the CBAs with our major work groups become amendable under the RLA, see Part I, Item 1. Business – “Employees and Labor Relations” in our 2015 Form 10-K.

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

None of the unions representing our employees presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. See Part I, Item 1. Business – “Employees and Labor Relations” in our 2015 Form 10-K.

The inability to maintain labor costs at competitive levels would harm our financial performance.

Currently, we believe our labor costs are competitive relative to the other large network carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current or future labor negotiations, such as the employee profit sharing program we instituted effective January 1, 2016. As of December 31, 2015, approximately 82% of our employees were represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. Unions may also bring court actions and may seek to compel us to engage in bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create material additional costs that we did not anticipate.

Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.

We operate principally through hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs resulting from air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, facility disruptions, labor relations, power supplies, fuel supplies, terrorist activities, or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition.

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

In addition, operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the FAA currently regulates the allocation of slots or slot exemptions at DCA and two New York City airports: John F. Kennedy International Airport and LaGuardia Airport. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London Heathrow, Paris and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. We cannot provide any assurance that regulatory changes regarding the allocation of slots or similar regulatory authority will not have a material adverse impact on our operations.

In connection with the settlement of litigation relating to the Merger brought by the DOJ and certain states, we entered into settlement agreements that provide for certain asset divestitures including 52 slot pairs at DCA, 17 slot pairs at LGA and gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field Airport, Los Angeles International Airport (LAX) and Miami International Airport. The settlement agreements also require us to maintain certain hub operations and continue to provide service to certain specified communities for limited periods of time. In addition, we entered into a related settlement with the DOT related to small community service from DCA. Further, as a consequence of the Merger clearance process in the European Union (EU), we made one pair of London Heathrow slots available for use by another carrier and, along with our JBA partners, we made one pair of London Heathrow slots available to competitors for use for up to six years in different markets.

Our ability to provide service can also be impaired at airports, such as Chicago O’Hare International Airport and LAX, where the airport gate and other facilities are inadequate to accommodate all of the service that we would like to provide, or airports such as Dallas Love Field Airport where we have no access to gates at all.

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

A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain necessary personnel, including in particular pilots, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. For example, one of our significant third-party operators of regional capacity, Republic Airways Holdings Inc., commenced a Chapter 11 bankruptcy case on February 25, 2016. Recently, Republic has removed from service ten regional aircraft that they had been operating on our behalf and asserted that they intend to remove an additional 11 aircraft from service in the near future. More generally, the bankruptcy process could result in a further reduction in the capacity provided to us by Republic, an increase in our costs, or both. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. As our regional segment provides revenues to us directly and indirectly (by providing flow traffic to our hubs), any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.

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

In June 2015, the U.S. Environmental Protection Agency (EPA) issued revised underground storage tank regulations that could affect airport fuel hydrant systems, as certain of those systems may need to be modified in order to comply with applicable portions of the revised regulations. Additionally, on June 4, 2015, the EPA reissued the Multi-Sector General Permit for Stormwater Discharges from Industrial Activities. Among other revisions, the reissued permit incorporates the EPA’s previously issued Airport Deicing Effluent Limitation Guidelines and New Source Performance Standards. In addition, California adopted a revised State Industrial General Permit for Stormwater Discharges on April 1, 2014, which became effective July 1, 2015. This permit places additional reporting and monitoring requirements on permittees and requires implementation of mandatory best management practices. While the cost of compliance with these requirements is not expected to be significant, we will continue to monitor and evaluate the impact of these requirements on airport operations. In addition to the EPA and state regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to the environment, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise materially adversely affect our operations, operating costs or competitive position.

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

We currently have a higher than normal number of pilots eligible for retirement. Among other things, the extension of pilot careers facilitated by the FAA’s 2007 modification of the mandatory retirement age from age 60 to age 65 has now been fully implemented, resulting in large numbers of pilots in the industry approaching the revised mandatory retirement age. If pilot retirements were to exceed normal levels in the future, it may adversely affect us and our regional partners. On January 4, 2014, more stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations took effect. In addition, in July 2013, the FAA issued regulations that increase the flight experience required for pilots working for airlines certificated under Part 121 of the Federal Aviation Regulations. These and other factors have in the past and could in the future contribute to a shortage of qualified pilots and increase compensation costs, particularly for our regional partners, which now face increased competition from large, mainline carriers to hire pilots to replace retiring pilots. If we or our regional partners are unable to hire adequate numbers of pilots, we may experience disruptions, increased costs of operations and other adverse effects.

Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly, and our ability to continue to obtain insurance even at current prices remains uncertain. If we are unable to maintain adequate insurance coverage, our business could be materially and adversely affected. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims-paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity.

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved and additional claims may arise in the future. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a legal proceeding is resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to operate or market our services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business. Additional information regarding certain legal matters in which we are involved can be found in Part II, Item 1. Legal Proceedings.

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

We have a significant amount of goodwill, which is tested for impairment at least annually. In addition, we may never realize the full value of our intangible assets or long-lived assets, causing us to record material impairment charges.

Goodwill is not amortized, but is tested for impairment at least annually. In accordance with applicable accounting standards, we are required to test our indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. In addition, we are required to test certain of our other long-lived assets for impairment if conditions indicate that an impairment may have occurred.

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

•

public sales of a substantial number of shares of AAG common stock or issuances of AAG common stock upon the exercise or conversion of convertible securities, options, warrants, restricted stock unit awards, stock appreciation rights, or similar rights;

•	increases or decreases in reported holdings by insiders or other significant stockholders;

•	fluctuations in trading volume; and

•	changes in market values of airline companies as well as general market conditions.

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase programs or continue to pay dividends on our common stock or that our capital deployment program will enhance long-term stockholder value. Our capital deployment program could increase the volatility of the price of our common stock and diminish our cash reserves.

Since July 2014, as part of our capital deployment program, our Board of Directors has approved several share repurchase programs aggregating $7.0 billion of authority of which, as of March 31, 2016, $853 million remained unused under repurchase programs that expire on December 31, 2016. In April 2016, our Board of Directors authorized a new $2.0 billion share repurchase program that expires on December 31, 2017. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The repurchase programs may be limited, suspended or discontinued at any time without prior notice.

Although our Board of Directors commenced declaring quarterly cash dividends in July 2014 as part of our capital deployment program, any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will be able to pay dividends in the future.

In addition, repurchases of AAG common stock pursuant to our share repurchase programs and any future dividends could affect our stock price and increase its volatility. The existence of a share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase programs and any future dividends will diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Further, our share repurchase programs may fluctuate such that our cash flow may be insufficient to fully cover our share repurchases. Although our share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchased shares of stock and short-term stock price fluctuations could reduce the program’s effectiveness.

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

These provisions are not intended to prevent a takeover, but are intended to protect and maximize the value of the interests of our stockholders. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our Board of Directors, they could enable our Board of Directors to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interest and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested stockholders. Interested stockholders do not include stockholders whose acquisition of our securities is approved by the Board of Directors prior to the investment under Section 203.

AAG’s Certificate of Incorporation and Bylaws include provisions that limit voting and acquisition and disposition of our equity interests.

Our Certificate of Incorporation and Bylaws include certain provisions that limit voting and ownership and disposition of our equity interests, including AAG common stock and convertible notes. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended March 31, 2016.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
January 2016	9,100,145		$39.69	9,100,145	$2,055
February 2016	16,680,447		$38.22	16,680,447	$1,418
March 2016	13,545,753	(a)	$41.72	13,535,079	$853

(a)

Separate from our share repurchase programs, in March 2016, we repurchased 10,674 shares of AAG common stock for an aggregate of less than $1 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve.

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

American Airlines Group Inc.

Date: April 22, 2016	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: April 22, 2016	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of American Airlines Group Inc (incorporated by reference to Exhibit 3.1 to AAG’s Current Report on Form 8-K filed on March 9, 2016 (Commission File No. 1-8400)).

4.1

Trust Supplement No. 2016-1AA, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.2

Trust Supplement No. 2016-1A, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.3

Trust Supplement No. 2016-1B, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.4

Intercreditor Agreement (2016-1), dated as of January 19, 2016, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2016-1AA, as Trustee of the American Airlines Pass Through Trust 2016-1A and as Trustee of the American Airlines Pass Through Trust 2016-1B, KfW IPEX-Bank GmbH, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.5

Note Purchase Agreement, dated as of January 19, 2016, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.6

Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.7

Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.8	Form of Pass Through Trust Certificate, Series 2016-1AA (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.9	Form of Pass Through Trust Certificate, Series 2016-1A (incorporated by reference to Exhibit 4.10 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.10	Form of Pass Through Trust Certificate, Series 2016-1B (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.11

Revolving Credit Agreement (2016-1AA), dated as of January 19, 2016, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-1AA, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.12

Revolving Credit Agreement (2016-1A), dated as of January 19, 2016, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-1A, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.13 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.13

Revolving Credit Agreement (2016-1B), dated as of January 19, 2016, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-1B, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

Exhibit Number	Description

10.1	Amendment No. 7, dated as of February 26, 2016, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 by and between Airbus S.A.S. and US Airways, Inc.*

10.2

Letter Agreement, dated as of January 14, 2016, to Purchase Agreement No. 03735 by and between American Airlines, Inc. and The Boeing Company, dated February 1, 2013 Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified.*

12.1	Computation of ratio of earnings to fixed charges of American Airlines Group Inc. for the three months ended March 31, 2016.

12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the three months ended March 31, 2016.

31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Confidential treatment has been requested with respect to certain portions of this agreement.