Form 10-Q
period 2016-06-30
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2016-07-22
CIK 6201, 4515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

As of July 15, 2016, there were 529,913,365 shares of American Airlines Group Inc. common stock outstanding.

As of July 15, 2016, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.

American Airlines, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2016

This combined Quarterly Report on Form 10-Q is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar terms refer to AAG and its consolidated subsidiaries. On December 9, 2013, a subsidiary of AMR Corporation merged with and into US Airways Group, Inc. (US Airways Group), which survived as a wholly-owned subsidiary of AAG (the Merger). On December 30, 2015, in order to simplify AAG’s internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, AAG caused US Airways Group to be merged with and into AAG, with AAG as the surviving corporation, and, immediately thereafter, US Airways, Inc. (US Airways), a subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and is reflected in this Quarterly Report on Form 10-Q as though the transaction had occurred on December 9, 2013, the effective date of the Merger, which represents the earliest date that American and US Airways were under common control. Thus, information in this Quarterly Report on Form 10-Q regarding American’s condensed consolidated results of operations is comprised of the results of US Airways and American for all periods presented. “AMR” or “AMR Corporation” refers to AAG during the period of time prior to its acquisition of US Airways Group. References to “US Airways Group” and “US Airways” represent the entities during the period of time prior to December 30, 2015. References in this Quarterly Report on Form 10-Q to “mainline” refer to the operations of American, as applicable, and exclude regional operations.

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about the benefits of the Merger, including future financial and operating results, our plans, objectives, expectations and intentions, and other statements that are not historical facts, such as, without limitation, statements that discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A. Risk Factors and the following: significant operating losses in the future; downturns in economic conditions that adversely affect our business; the impact of continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel; competitive practices in the industry, including the impact of low-cost carriers, airline alliances and industry consolidation; the challenges and costs of integrating operations and realizing anticipated synergies and other benefits of the Merger; costs of ongoing data security compliance requirements and the impact of any significant data security breach; our substantial indebtedness and other obligations and the effect they could have on our business and liquidity; an inability to obtain sufficient financing or other capital to operate successfully and in accordance with our current business plan; increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates; the effect our high level of fixed obligations may have on our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments and adverse economic and industry conditions; our significant pension and other postretirement benefit funding obligations; the impact of any failure to comply with the covenants contained in financing arrangements; provisions in credit card processing and other commercial agreements that may materially reduce our liquidity; the impact of union disputes, employee strikes and other labor-related disruptions; any inability to maintain labor costs at competitive levels; interruptions or disruptions in service at one or more of our hub airports; any inability to obtain and maintain adequate facilities, infrastructure and slots to operate our flight schedule and expand or change our route network; our reliance on third-party regional operators or third-party service providers that have the ability to affect our revenue and the public’s perception about our services; any inability to effectively manage the costs, rights and functionality of third-party distribution channels on which we rely; extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages; the impact of the heavy taxation on the airline industry; changes to our business model that may not successfully increase revenues and may cause operational difficulties or decreased demand; the loss of key personnel or inability to attract and retain additional qualified personnel; the impact of conflicts overseas, terrorist attacks and ongoing security concerns; the global scope of our business and any associated economic and political instability or adverse effects of events, circumstances or government actions beyond our control, including the impact of foreign currency exchange rate fluctuations and limitations on the repatriation of cash held in foreign countries; the impact of environmental and noise regulation; the impact associated with climate change, including increased regulation to reduce emissions of greenhouse gases; our reliance on technology and automated systems and the impact of any failure of these technologies or systems; challenges in integrating our computer, communications and other technology systems; losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators; delays in scheduled aircraft deliveries, or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected; our dependence on a limited number of suppliers for aircraft, aircraft engines and parts; the impact of changing economic and other conditions beyond our control, including global events that affect travel behavior such as an outbreak of a contagious disease, and volatility and fluctuations in our results of operations due to seasonality; the effect of a higher than normal number of pilot retirements, more stringent duty time regulations, increased flight hour requirements for commercial airline pilots and other factors that have caused a shortage of pilots; the impact of possible future increases in insurance costs or reductions in available insurance coverage; the effect on our financial position and liquidity of being party to or involved in litigation; an inability to use net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards); any impairment in the amount of our goodwill and an inability to realize the full value of our intangible or long-lived assets and any material impairment charges that would be recorded as a result; price volatility of our common stock; the effects of our capital deployment program and the limitation, suspension or discontinuation of our share repurchase programs or dividend payments thereunder; delay or prevention of stockholders’ ability to change the composition of our Board of Directors and the effect this may have on takeover attempts that some of our stockholders might consider beneficial; the effect of provisions of our Restated Certificate of Incorporation (the Certificate of Incorporation) and Amended and Restated Bylaws (the Bylaws) that limit ownership and voting of our equity interests, including our common stock; the effect of limitations in our Certificate of Incorporation on acquisitions and dispositions of our common stock designed to protect our NOL Carryforwards and certain other tax attributes, which may limit the liquidity of our common stock; and other economic, business, competitive, and/or regulatory factors affecting our business, including those set forth in this Quarterly Report on Form 10-Q (especially in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in our other filings with the Securities and Exchange Commission (the SEC), and other risks and uncertainties listed from time to time in our filings with the SEC.

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

ITEM 1A.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues:
Mainline passenger	$7,209	$7,655	$13,773	$14,644
Regional passenger	1,786	1,759	3,309	3,211
Cargo	174	194	336	388
Other	1,194	1,219	2,380	2,411

Total operating revenues	10,363	10,827	19,798	20,654
Operating expenses:
Aircraft fuel and related taxes	1,314	1,774	2,343	3,318
Salaries, wages and benefits	2,670	2,364	5,322	4,737
Regional expenses	1,518	1,557	2,950	3,019
Maintenance, materials and repairs	453	502	871	995
Other rent and landing fees	458	451	879	859
Aircraft rent	302	316	609	633
Selling expenses	334	350	642	686
Depreciation and amortization	374	340	729	676
Special items, net	62	144	161	447
Other	1,127	1,108	2,205	2,147

Total operating expenses	8,612	8,906	16,711	17,517

Operating income	1,751	1,921	3,087	3,137
Nonoperating income (expense):
Interest income	16	10	28	19
Interest expense, net of capitalized interest	(249)	(223)	(488)	(432)
Other, net	(25)	11	(17)	(62)

Total nonoperating expense, net	(258)	(202)	(477)	(475)

Income before income taxes	1,493	1,719	2,610	2,662
Income tax provision	543	15	960	26

Net income	$950	$1,704	$1,650	$2,636

Earnings per common share:
Basic	$1.69	$2.47	$2.82	$3.81
Diluted	$1.68	$2.41	$2.80	$3.70
Weighted average shares outstanding (in thousands):
Basic	563,000	688,727	584,622	692,571
Diluted	566,040	707,611	588,764	712,270
Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$950	$1,704	$1,650	$2,636
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(16)	(26)	(35)	(52)
Derivative financial instruments:
Reclassification into earnings	—	(3)	—	(9)
Unrealized gain (loss) on investments:
Net change in value	2	(1)	4	—

Total other comprehensive loss, net of tax	(14)	(30)	(31)	(61)

Total comprehensive income	$936	$1,674	$1,619	$2,575

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$446	$390
Short-term investments	6,672	5,864
Restricted cash and short-term investments	640	695
Accounts receivable, net	1,593	1,425
Aircraft fuel, spare parts and supplies, net	999	863
Prepaid expenses and other	834	748

Total current assets	11,184	9,985
Operating property and equipment
Flight equipment	35,553	33,185
Ground property and equipment	6,726	6,402
Equipment purchase deposits	1,136	1,067

Total property and equipment, at cost	43,415	40,654
Less accumulated depreciation and amortization	(13,804)	(13,144)

Total property and equipment, net	29,611	27,510
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $538 and $502, respectively	2,213	2,249
Deferred tax asset	1,965	2,477
Other assets	1,987	2,103

Total other assets	10,256	10,920

Total assets	$51,051	$48,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1,715	$2,231
Accounts payable	1,944	1,563
Accrued salaries and wages	1,327	1,205
Air traffic liability	4,984	3,747
Loyalty program liability	2,511	2,525
Other accrued liabilities	2,436	2,334

Total current liabilities	14,917	13,605
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	21,131	18,330
Pension and postretirement benefits	7,426	7,450
Deferred gains and credits, net	590	667
Other liabilities	2,675	2,728

Total noncurrent liabilities	31,822	29,175
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 537,141,492 shares issued and outstanding at June 30, 2016; 624,622,381 shares issued and outstanding at December 31, 2015	5	6
Additional paid-in capital	8,351	11,591
Accumulated other comprehensive loss	(4,763)	(4,732)
Retained earnings (deficit)	719	(1,230)

Total stockholders’ equity	4,312	5,635

Total liabilities and stockholders’ equity	$51,051	$48,415

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$4,833	$4,841
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(3,063)	(3,139)
Purchases of short-term investments	(3,605)	(5,093)
Sales of short-term investments	2,810	3,436
Decrease in restricted cash and short-term investments	55	27
Proceeds from sale of an investment	—	52
Proceeds from sale of property and equipment	30	22
Other investing activities	2	—

Net cash used in investing activities	(3,771)	(4,695)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(2,163)	(1,107)
Proceeds from issuance of long-term debt	4,522	1,996
Deferred financing costs	(87)	(40)
Treasury stock repurchases	(3,236)	(931)
Dividend payments	(119)	(140)
Other financing activities	77	34

Net cash used in financing activities	(1,006)	(188)

Net increase (decrease) in cash	56	(42)
Cash at beginning of period	390	994

Cash at end of period	$446	$952

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$3	$35
Capital lease obligations	—	5
Supplemental information:
Interest paid, net of amounts capitalized	479	433
Income taxes paid	7	10

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, as well as pensions, retiree medical and other postretirement benefits.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation guidance on principal versus agent considerations, identifying performance obligations, assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of these standards and have not yet determined the impact on our condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including the financial statement presentation of excess tax benefits and deficiencies, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We early adopted this standard in the three months ended June 30, 2016. The adoption of this standard results in the recognition of $418 million of previously unrecognized excess tax benefits in deferred tax assets and an increase to retained earnings on the condensed consolidated balance sheet as of the beginning of the current year and the recognition of $9 million of excess tax benefits to the income tax provision for each of the three and six months ended June 30, 2016, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

2. Special Items

Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Mainline operating special items, net (1)	$62	$144	$161	$447

(1)

The 2016 second quarter mainline operating special items totaled a net charge of $62 million, which principally included $112 million of merger integration expenses, offset in part by a $56 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. The 2016 six month period mainline operating special items totaled a net charge of $161 million, which principally included $242 million of merger integration expenses, offset in part by a $61 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. For the 2016 second quarter and six month periods, merger integration expenses included costs related to information technology, alignment of labor union contracts, fleet restructuring, re-branding of aircraft, airport facilities and uniforms, professional fees, severance, as well as relocation and training.

The 2015 second quarter mainline operating special items totaled a net charge of $144 million, which principally included $224 million of merger integration expenses, offset in part by a $68 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. The 2015 six month period mainline operating special items totaled a net charge of $447 million, which principally included $543 million of merger integration expenses, offset in part by a $73 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. For the 2015 second quarter and six month periods, merger integration expenses included costs related to alignment of labor union contracts, fleet restructuring, information technology, professional fees, severance, re-branding of aircraft, airport facilities and uniforms, relocation and training, as well as share-based compensation.

The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Regional operating special items, net	$3	$10	$8	$18
Nonoperating special items, net (1)	36	(11)	36	(19)
Income tax special items, net	—	7	—	16

(1)

In connection with a bond refinancing, we recorded a $36 million nonoperating special charge in the 2016 second quarter and six month periods related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

3. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic EPS:
Net income	$950	$1,704	$1,650	$2,636
Weighted-average common shares outstanding (in thousands)	563,000	688,727	584,622	692,571

Basic EPS	$1.69	$2.47	$2.82	$3.81

Diluted EPS:
Net income for purposes of computing diluted EPS	$950	$1,704	$1,650	$2,636
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	563,000	688,727	584,622	692,571
Dilutive effect of stock awards	3,040	18,884	4,142	19,699

Diluted weighted average common shares outstanding	566,040	707,611	588,764	712,270

Diluted EPS	$1.68	$2.41	$2.80	$3.70

The following were excluded from the calculation of diluted EPS (in thousands):
Stock options, stock appreciation rights and restricted stock unit awards because inclusion would be antidilutive	2,601	905	1,845	453

4. Share Repurchase Programs and Dividends

Since July 2014, our Board of Directors has approved several share repurchase programs aggregating $9.0 billion of authority of which, as of June 30, 2016, $1.2 billion remained unused under repurchase programs that expire on December 31, 2017. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

During the three months ended June 30, 2016, we repurchased 50.2 million shares of AAG common stock for $1.7 billion at a weighted average cost per share of $33.55. During the six months ended June 30, 2016, we repurchased 89.5 million shares of AAG common stock for $3.2 billion at a weighted average cost per share of $36.28. Since the inception of the share repurchase programs in July 2014, we have repurchased 198.1 million shares of AAG common stock for $7.8 billion at a weighted average cost per share of $39.54.

Our Board of Directors declared the following cash dividends during the first six months of 2016:

Period	Per share	For stockholders of record as of	Payable on	Cash paid (millions)
First Quarter	$0.10	February 10, 2016	February 24, 2016	$61
Second Quarter	$0.10	May 4, 2016	May 18, 2016	58

Total				$119

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

5. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2016	December 31, 2015
Secured
2013 Credit Facilities, variable interest rate of 3.25%, installments through 2020	$1,843	$1,867
2014 Credit Facilities, variable interest rate of 3.50%, installments through 2021	743	743
2016 Credit Facilities, variable interest rate of 3.50%, installments through 2023	1,000	—
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019	970	980
2013 Citicorp Credit Facility tranche B-2	—	588
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.20% to 9.75%, maturing from 2017 to 2028	10,076	8,693
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.85% to 8.48%, maturing from 2016 to 2028	4,904	4,183
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2017 to 2035	891	1,080
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2016 to 2028	880	923

	21,307	19,057

Unsecured
5.50% senior notes, interest only payments until due in 2019	750	750
6.125% senior notes, interest only payments until due in 2018	500	500
4.625% senior notes, interest only payments until due in 2020	500	500

	1,750	1,750

Total long-term debt and capital lease obligations	23,057	20,807
Less: Total unamortized debt discount and debt issuance costs	211	246
Less: Current maturities	1,715	2,231

Long-term debt and capital lease obligations, net of current maturities	$21,131	$18,330

The table below shows availability under revolving credit facilities, all of which were undrawn, as of June 30, 2016 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

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

2016-2 EETCs

In May 2016, American created two pass-through trusts which issued approximately $829 million aggregate face amount of Series 2016-2 Class AA and Class A EETCs (the 2016-2 EETCs) in connection with the financing of 22 aircraft owned by American or scheduled to be delivered to American in July 2016 and August 2016 (the 2016-2 EETC Aircraft). Proceeds received from the sale of the 2016-2 EETCs were deposited in escrow for the benefit of holders of the 2016-2 EETCs until such time as American issues equipment notes to the pass-through trusts, which will purchase the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on our condensed consolidated balance sheet because the proceeds held by the depository are not American’s assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

As of June 30, 2016, $595 million of the escrowed proceeds from the 2016-2 EETCs have been used to purchase equipment notes issued by American in two series: Series AA equipment notes in the amount of $407 million bearing interest at 3.20% per annum and Series A equipment notes in the amount of $188 million bearing interest at 3.65% per annum. Interest and principal on the equipment notes are payable semi-annually in June and December of each year, with interest payments beginning in December 2016 and principal payments beginning in June 2017. The final payments on the Series AA and Series A equipment notes are due in June 2028. These equipment notes are secured by liens on 14 of the 2016-2 EETC Aircraft. The remaining $234 million of escrowed proceeds will be used to purchase equipment notes as the remaining eight aircraft are delivered.

2016 Credit Facilities

On April 29, 2016, American and AAG entered into a Credit and Guaranty Agreement (the 2016 Credit Agreement), among American, as the borrower, AAG as parent and guarantor, and Barclays Bank PLC, as administrative agent and collateral agent. The 2016 Credit Agreement provides for a $1.0 billion term loan facility (the 2016 Term Loan Facility) and a revolving credit facility that may be established in the future (the 2016 Revolving Credit Facility, and together with the 2016 Term Loan Facility, the 2016 Credit Facilities). As of June 30, 2016, $1.0 billion was outstanding under the 2016 Term Loan Facility.

The proceeds from the 2016 Term Loan Facility were used to repay approximately $588 million in remaining principal plus accrued and unpaid interest of the 2013 Citicorp Credit Facility Tranche B-2 with the remainder of the proceeds to be used for general corporate purposes.

The 2016 Term Loan Facility matures in April 2023, unless otherwise extended by the applicable parties, and is repayable in annual installments in an amount equal to 1.00% of the original principal balance with any unpaid balance due on the maturity date of the 2016 Term Loan Facility. Voluntary prepayments may be made by American at any time, with a premium of 1.0% applicable to certain prepayments made prior to the date that is six months following April 29, 2016.

Borrowings under the 2016 Term Loan Facility bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. The applicable LIBOR margin is 2.75% for borrowings under the 2016 Term Loan Facility.

The obligations of American under the 2016 Credit Agreement are secured by a lien on aircraft spare parts owned by American. American has the ability to add or release certain types of collateral, subject to certain conditions, at its discretion. The obligations of American under the 2016 Credit Facilities are guaranteed by AAG.

American is required to periodically appraise the value of its collateral and calculate the collateral coverage ratio. If the calculated collateral coverage ratio is below 1.6 to 1.0, American may be required either to provide additional collateral (which may include cash collateral) to secure its obligations under the 2016 Credit Agreement or repay the loans under the 2016 Credit Agreement or certain other indebtedness, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional collateral or repayment, is at least 1.6 to 1.0.

The 2016 Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the 2016 Credit Facilities may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2016 Credit Agreement) occurs with respect to AAG, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the 2016 Credit Facilities and terminate the 2016 Revolving Facility. The 2016 Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the 2016 Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

Obligations Associated with Special Facility Revenue Bonds

In June 2016, the New York Transportation Development Corporation (NYTDC) issued approximately $844 million of special facility revenue refunding bonds (the 2016 JFK Bonds) on behalf of American. The net proceeds from the 2016 JFK Bonds generally were used to provide a portion of the funds to refinance $1.0 billion of the existing outstanding special facility revenue bonds (Prior JFK Bonds). The net proceeds from the Prior JFK Bonds partially financed the construction of a terminal used by American at John F. Kennedy International Airport (JFK) (the Terminal).

American is required to pay debt service on the 2016 JFK Bonds through payments under a loan agreement with NYTDC, and American and AAG guarantee the 2016 JFK Bonds. American’s and AAG’s obligations under these guarantees are secured by a mortgage on American’s lease of the Terminal and related property from the Port Authority of New York and New Jersey.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

The 2016 JFK Bonds, in aggregate, were priced at approximately 107% of par value. The gross proceeds from the issuance of the 2016 JFK Bonds were approximately $907 million. Of this amount, approximately $895 million was used to partially fund the redemption of the Prior JFK Bonds. The 2016 JFK Bonds bear interest at 5.0% per annum and are comprised of $212 million of serial bonds, portions of which mature annually from August 1, 2017 to August 1, 2021, and $632 million of term bonds, $278 million of which matures on August 1, 2026 and $354 million of which matures on August 1, 2031. In connection with the refinancing of the Prior JFK Bonds, American recorded a special nonoperating charge of $36 million consisting of non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees.

Other Aircraft Financing Transactions

In the first six months of 2016, American entered into loan agreements to borrow $1.0 billion in connection with the financing of certain aircraft. Debt incurred under these loan agreements matures in 2026 through 2028.

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

Beginning in the first six months of 2016, we recorded income tax expense with an effective rate of approximately 38%, which is substantially non-cash as we utilized the NOLs described above. For purposes of taxation, substantially all of our income before income taxes is attributable to the United States.

7. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2016.

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2016
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$709	$709	$—	$—
Corporate obligations	3,234	—	3,234	—
Bank notes/certificates of deposit/time deposits	2,529	—	2,529	—
Repurchase agreements	200	—	200	—

	6,672	709	5,963	—
Restricted cash and short-term investments (1)	640	640	—	—

Total	$7,312	$1,349	$5,963	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.
(2)

All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $235 million of bank notes/certificates of deposit/time deposits and $230 million of corporate obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

There were no Level 1 to Level 2 transfers during the six months ended June 30, 2016.

Fair Value of Debt

The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$22,846	$23,452	$20,561	$21,111

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

8. Retirement Benefits

The following tables provide the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2016	2015	2016	2015
Service cost	$1	$1	$1	$1
Interest cost	188	184	12	13
Expected return on assets	(187)	(213)	(5)	(5)
Settlements	—	1	—	—
Amortization of:
Prior service cost (benefit) (1)	7	7	(60)	(61)
Unrecognized net loss (gain)	31	28	(4)	(2)

Net periodic benefit cost (income)	$40	$8	$(56)	$(54)

(1)	Each of the 2016 and 2015 second quarters’ prior service cost does not include amortization of $1 million related to other postretirement benefits.

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2016	2015	2016	2015
Service cost	$1	$1	$2	$2
Interest cost	375	369	24	26
Expected return on assets	(375)	(426)	(10)	(10)
Settlements	—	1	—	—
Amortization of:
Prior service cost (benefit) (1)	14	14	(120)	(121)
Unrecognized net loss (gain)	63	56	(8)	(3)

Net periodic benefit cost (income)	$78	$15	$(112)	$(106)

(1)	Each of the 2016 and 2015 six months’ prior service cost does not include amortization of $1 million related to other postretirement benefits.

Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision)		Total
Balance at December 31, 2015	$(3,842)	$(10)	$(880	)(1)	$(4,732)
Other comprehensive income (loss) before reclassifications	(5)	6	—		1
Amounts reclassified from accumulated other comprehensive income (loss)	(50)	—	18	(2)	(32)

Net current-period other comprehensive income (loss)	(55)	6	18		(31)

Balance at June 30, 2016	$(3,897)	$(4)	$(862)		$(4,763)

(1)	Relates to pension, retiree medical and other postretirement obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)	Relates to pension, retiree medical and other postretirement obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

Reclassifications out of AOCI for the three and six months ended June 30, 2016 and 2015 are as follows (in millions):

	Amounts reclassified from AOCI
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items on condensed consolidated statement of operations
	2016	2015	2016	2015
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$(33)	$(53)	$(67)	$(106)	Salaries, wages and benefits
Actuarial loss	17	27	35	54	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	—	(3)	—	(9)	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	—	(1)	—	—	Other nonoperating, net

Total reclassifications for the period, net of tax	$(16)	$(30)	$(32)	$(61)

10. Regional Expenses

Expenses associated with our wholly-owned regional airlines and third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Aircraft fuel and related taxes	$279	$349	$498	$660
Salaries, wages and benefits	330	293	656	585
Capacity purchases from third-party regional carriers	392	417	786	818
Maintenance, materials and repairs	88	95	183	170
Other rent and landing fees	142	129	270	243
Aircraft rent	9	8	18	17
Selling expenses	88	89	166	165
Depreciation and amortization	72	63	140	123
Special items, net	3	10	8	18
Other	115	104	225	220

Total regional expenses	$1,518	$1,557	$2,950	$3,019

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed “Single-Dip” unsecured claims. As of June 30, 2016, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders as of the Effective Date.

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015 and plaintiffs’ request for further relief from the JPML was denied on February 4, 2016. Accordingly, the parties will continue to litigate the matter in Bankruptcy Court; a schedule for the remainder of the case has not yet been set. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

12. Subsequent Events

Co-branded Credit Card Agreements

On July 12, 2016, American, Citi, Barclaycard US and MasterCard issued a joint press release announcing entry into new agreements relating to American’s co-branded credit card program. Under the new arrangements, American will partner with two banks to provide co-branded credit cards. Citi and Barclaycard US will both issue AAdvantage co-branded credit cards commencing in January 2017. American also announced a new exclusive partnership and direct relationship with MasterCard. All new AAdvantage co-branded credit cards will be affiliated with MasterCard going forward. Consistent with our prior co-branded credit card agreements, we will account for these new agreements in accordance with ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” as disclosed in our critical accounting policies and the consolidated financial statements and accompanying notes contained in our 2015 Form 10-K.

2016-2 Class B EETCs

In July 2016, American created one additional pass-through trust which issued approximately $227 million aggregate face amount of 2016-2 Class B EETCs (the 2016-2 Class B EETCs) in connection with the financing of the 2016-2 EETC Aircraft. A portion of the proceeds received from the sale of the 2016-2 Class B EETCs were used on the date of issuance of the 2016-2 Class B EETCs to acquire Series B equipment notes issued by American to the pass-through trust and the balance of such proceeds are being held in escrow for the benefit of the holders of the 2016-2 Class B EETCs until such time as American issues additional Series B equipment notes to the pass-through trust, which will purchase the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on our condensed consolidated balance sheet because the proceeds held by the depository are not American’s assets.

Series B equipment notes bear interest at 4.375% per annum. Interest and principal on the equipment notes will be payable semi-annually in June and December of each year, with interest payments beginning in December 2016 and principal payments beginning in June 2017. The final payments on the Series B equipment notes are due in June 2024.

Dividend Declaration

In July 2016, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on August 5, 2016, and payable on August 19, 2016. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

ITEM 1B. CONDENSED	CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues:
Mainline passenger	$7,209	$7,655	$13,773	$14,644
Regional passenger	1,786	1,759	3,309	3,211
Cargo	174	194	336	388
Other	1,281	1,241	2,529	2,448

Total operating revenues	10,450	10,849	19,947	20,691
Operating expenses:
Aircraft fuel and related taxes	1,314	1,774	2,343	3,318
Salaries, wages and benefits	2,668	2,361	5,318	4,732
Regional expenses	1,600	1,580	3,107	3,074
Maintenance, materials and repairs	453	502	871	995
Other rent and landing fees	458	451	879	859
Aircraft rent	302	316	609	633
Selling expenses	334	350	642	686
Depreciation and amortization	374	340	729	676
Special items, net	62	144	161	447
Other	1,128	1,110	2,208	2,148

Total operating expenses	8,693	8,928	16,867	17,568

Operating income	1,757	1,921	3,080	3,123
Nonoperating income (expense):
Interest income	25	13	46	23
Interest expense, net of capitalized interest	(228)	(200)	(445)	(390)
Other, net	(26)	(11)	(18)	(85)

Total nonoperating expense, net	(229)	(198)	(417)	(452)

Income before income taxes	1,528	1,723	2,663	2,671
Income tax provision	556	14	980	24

Net income	$972	$1,709	$1,683	$2,647

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$972	$1,709	$1,683	$2,647
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(16)	(26)	(35)	(52)
Derivative financial instruments:
Reclassification into earnings	—	(3)	—	(9)
Unrealized gain (loss) on investments:
Net change in value	2	(1)	4	—

Total other comprehensive loss, net of tax	(14)	(30)	(31)	(61)

Total comprehensive income	$958	$1,679	$1,652	$2,586

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$425	$364
Short-term investments	6,669	5,862
Restricted cash and short-term investments	640	695
Accounts receivable, net	1,590	1,420
Receivables from related parties, net	5,386	1,981
Aircraft fuel, spare parts and supplies, net	928	796
Prepaid expenses and other	827	740

Total current assets	16,465	11,858
Operating property and equipment
Flight equipment	35,191	32,838
Ground property and equipment	6,542	6,224
Equipment purchase deposits	1,136	1,067

Total property and equipment, at cost	42,869	40,129
Less accumulated depreciation and amortization	(13,539)	(12,893)

Total property and equipment, net	29,330	27,236
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $538 and $502, respectively	2,213	2,249
Deferred tax asset	2,398	2,932
Other assets	1,939	2,073

Total other assets	10,641	11,345

Total assets	$56,436	$50,439

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1,718	$2,234
Accounts payable	1,900	1,517
Accrued salaries and wages	1,275	1,156
Air traffic liability	4,984	3,747
Loyalty program liability	2,512	2,525
Other accrued liabilities	2,253	2,198

Total current liabilities	14,642	13,377
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	19,364	16,592
Pension and postretirement benefits	7,385	7,410
Deferred gains and credits, net	590	667
Other liabilities	2,640	2,695

Total noncurrent liabilities	29,979	27,364
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,568	16,521
Accumulated other comprehensive loss	(4,862)	(4,831)
Retained earnings (deficit)	109	(1,992)

Total stockholder’s equity	11,815	9,698

Total liabilities and stockholder’s equity	$56,436	$50,439

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$1,449	$4,275
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(3,027)	(3,104)
Purchases of short-term investments	(3,605)	(5,093)
Sales of short-term investments	2,810	3,436
Decrease in restricted cash and short-term investments	55	27
Proceeds from sale of property and equipment	28	18
Other investing activities	2	—

Net cash used in investing activities	(3,737)	(4,716)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(2,163)	(1,107)
Proceeds from issuance of long-term debt	4,522	1,496
Deferred financing costs	(87)	(33)
Other financing activities	77	34

Net cash provided by financing activities	2,349	390

Net increase (decrease) in cash	61	(51)
Cash at beginning of period	364	984

Cash at end of period	$425	$933

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$3	$35
Capital lease obligations	—	5
Supplemental information:
Interest paid, net of amounts capitalized	431	417
Income taxes paid	5	5

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, as well as pensions, retiree medical and other postretirement benefits.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation guidance on principal versus agent considerations, identifying performance obligations, assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. American is currently evaluating the requirements of these standards and has not yet determined the impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. American is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact on its condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including the financial statement presentation of excess tax benefits and deficiencies, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. American early adopted this standard in the three months ended June 30, 2016. The adoption of this standard results in the recognition of $418 million of previously unrecognized excess tax benefits in deferred tax assets and an increase to retained earnings on the condensed consolidated balance sheet as of the beginning of the current year and the recognition of $9 million of excess tax benefits to the income tax provision for each of the three and six months ended June 30, 2016, respectively.

2. Special Items

Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Mainline operating special items, net (1)	$62	$144	$161	$447

(1)

The 2016 second quarter mainline operating special items totaled a net charge of $62 million, which principally included $112 million of merger integration expenses, offset in part by a $56 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. The 2016 six month period mainline operating special items totaled a net charge of $161 million, which principally included $242 million of merger integration expenses, offset in part by a $61 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. For the 2016 second quarter and six month periods, merger integration expenses included costs related to information technology, alignment of labor union contracts, fleet restructuring, re-branding of aircraft, airport facilities and uniforms, professional fees, severance, as well as relocation and training.

The 2015 second quarter mainline operating special items totaled a net charge of $144 million, which principally included $224 million of merger integration expenses, offset in part by a $68 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. The 2015 six month period mainline operating special items totaled a net charge of $447 million, which principally included $543 million of merger integration expenses, offset in part by a $73 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. For the 2015 second quarter and six month periods, merger integration expenses included costs related to alignment of labor union contracts, fleet restructuring, information technology, professional fees, severance, re-branding of aircraft, airport facilities and uniforms, relocation and training, as well as share-based compensation.

The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Regional operating special items, net	$3	$5	$8	$9
Nonoperating special items, net (1)	36	11	36	3
Income tax special items, net	—	7	—	16

(1)

In connection with a bond refinancing, American recorded a $36 million nonoperating special charge in the 2016 second quarter and six month periods related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

3. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2016	December 31, 2015
Secured
2013 Credit Facilities, variable interest rate of 3.25%, installments through 2020	$1,843	$1,867
2014 Credit Facilities, variable interest rate of 3.50%, installments through 2021	743	743
2016 Credit Facilities, variable interest rate of 3.50%, installments through 2023	1,000	—
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019	970	980
2013 Citicorp Credit Facility tranche B-2	—	588
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.20% to 9.75%, maturing from 2017 to 2028	10,076	8,693
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.85% to 8.48%, maturing from 2016 to 2028	4,904	4,183
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.50%, maturing from 2017 to 2035	862	1,051
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2016 to 2028	879	922

	21,277	19,027

Unsecured
Affiliate unsecured obligations	—	27

	—	27

Total long-term debt and capital lease obligations	21,277	19,054
Less: Total unamortized debt discount and debt issuance costs	195	228
Less: Current maturities	1,718	2,234

Long-term debt and capital lease obligations, net of current maturities	$19,364	$16,592

The table below shows availability under revolving credit facilities, all of which were undrawn, as of June 30, 2016 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

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

2016-2 EETCs

In May 2016, American created two pass-through trusts which issued approximately $829 million aggregate face amount of Series 2016-2 Class AA and Class A EETCs (the 2016-2 EETCs) in connection with the financing of 22 aircraft owned by American or scheduled to be delivered to American in July 2016 and August 2016 (the 2016-2 EETC Aircraft). Proceeds received from the sale of the 2016-2 EETCs were deposited in escrow for the benefit of holders of the 2016-2 EETCs until such time as American issues equipment notes to the pass-through trusts, which will purchase the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depository are not American’s assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

As of June 30, 2016, $595 million of the escrowed proceeds from the 2016-2 EETCs have been used to purchase equipment notes issued by American in two series: Series AA equipment notes in the amount of $407 million bearing interest at 3.20% per annum and Series A equipment notes in the amount of $188 million bearing interest at 3.65% per annum. Interest and principal on the equipment notes are payable semi-annually in June and December of each year, with interest payments beginning in December 2016 and principal payments beginning in June 2017. The final payments on the Series AA and Series A equipment notes are due in June 2028. These equipment notes are secured by liens on 14 of the 2016-2 EETC Aircraft. The remaining $234 million of escrowed proceeds will be used to purchase equipment notes as the remaining eight aircraft are delivered.

2016 Credit Facilities

On April 29, 2016, American and AAG entered into a Credit and Guaranty Agreement (the 2016 Credit Agreement), among American, as the borrower, AAG as parent and guarantor, and Barclays Bank PLC, as administrative agent and collateral agent. The 2016 Credit Agreement provides for a $1.0 billion term loan facility (the 2016 Term Loan Facility) and a revolving credit facility that may be established in the future (the 2016 Revolving Credit Facility, and together with the 2016 Term Loan Facility, the 2016 Credit Facilities). As of June 30, 2016, $1.0 billion was outstanding under the 2016 Term Loan Facility.

The proceeds from the 2016 Term Loan Facility were used to repay approximately $588 million in remaining principal plus accrued and unpaid interest of the 2013 Citicorp Credit Facility Tranche B-2 with the remainder of the proceeds to be used for general corporate purposes.

The 2016 Term Loan Facility matures in April 2023, unless otherwise extended by the applicable parties, and is repayable in annual installments in an amount equal to 1.00% of the original principal balance with any unpaid balance due on the maturity date of the 2016 Term Loan Facility. Voluntary prepayments may be made by American at any time, with a premium of 1.0% applicable to certain prepayments made prior to the date that is six months following April 29, 2016.

Borrowings under the 2016 Term Loan Facility bear interest at an index rate plus an applicable index margin or, at American’s option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. The applicable LIBOR margin is 2.75% for borrowings under the 2016 Term Loan Facility.

The obligations of American under the 2016 Credit Agreement are secured by a lien on aircraft spare parts owned by American. American has the ability to add or release certain types of collateral, subject to certain conditions, at its discretion. The obligations of American under the 2016 Credit Facilities are guaranteed by AAG.

American is required to periodically appraise the value of its collateral and calculate the collateral coverage ratio. If the calculated collateral coverage ratio is below 1.6 to 1.0, American may be required either to provide additional collateral (which may include cash collateral) to secure its obligations under the 2016 Credit Agreement or repay the loans under the 2016 Credit Agreement or certain other indebtedness, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional collateral or repayment, is at least 1.6 to 1.0.

The 2016 Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the 2016 Credit Facilities may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2016 Credit Agreement) occurs with respect to AAG, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the 2016 Credit Facilities and terminate the 2016 Revolving Facility. The 2016 Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the 2016 Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

Obligations Associated with Special Facility Revenue Bonds

In June 2016, the New York Transportation Development Corporation (NYTDC) issued approximately $844 million of special facility revenue refunding bonds (the 2016 JFK Bonds) on behalf of American. The net proceeds from the 2016 JFK Bonds generally were used to provide a portion of the funds to refinance $1.0 billion of the existing outstanding special facility revenue bonds (Prior JFK Bonds). The net proceeds from the Prior JFK Bonds partially financed the construction of a terminal used by American at John F. Kennedy International Airport (JFK) (the Terminal).

American is required to pay debt service on the 2016 JFK Bonds through payments under a loan agreement with NYTDC, and American and AAG guarantee the 2016 JFK Bonds. American’s and AAG’s obligations under these guarantees are secured by a mortgage on American’s lease of the Terminal and related property from the Port Authority of New York and New Jersey.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

The 2016 JFK Bonds, in aggregate, were priced at approximately 107% of par value. The gross proceeds from the issuance of the 2016 JFK Bonds were approximately $907 million. Of this amount, approximately $895 million was used to partially fund the redemption of the Prior JFK Bonds. The 2016 JFK Bonds bear interest at 5.0% per annum and are comprised of $212 million of serial bonds, portions of which mature annually from August 1, 2017 to August 1, 2021, and $632 million of term bonds, $278 million of which matures on August 1, 2026 and $354 million of which matures on August 1, 2031. In connection with the refinancing of the Prior JFK Bonds, American recorded a special nonoperating charge of $36 million consisting of non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees.

Other Aircraft Financing Transactions

In the first six months of 2016, American entered into loan agreements to borrow $1.0 billion in connection with the financing of certain aircraft. Debt incurred under these loan agreements matures in 2026 through 2028.

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

Beginning in the first six months of 2016, American recorded income tax expense with an effective rate of approximately 38%, which is substantially non-cash as American utilized the NOLs described above. For purposes of taxation, substantially all of American’s income before income taxes is attributable to the United States.

5. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2016.

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2016
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$707	$707	$—	$—
Corporate obligations	3,234	—	3,234	—
Bank notes/certificates of deposit/time deposits	2,528	—	2,528	—
Repurchase agreements	200	—	200	—

	6,669	707	5,962	—
Restricted cash and short-term investments (1)	640	640	—	—

Total	$7,309	$1,347	$5,962	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

(2)

All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $235 million of bank notes/certificates of deposit/time deposits and $230 million of corporate obligations.

There were no Level 1 to Level 2 transfers during the six months ended June 30, 2016.

Fair Value of Debt

The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$21,082	$21,683	$18,826	$19,378

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

6. Retirement Benefits

The following tables provide the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2016	2015	2016	2015
Service cost	$—	$—	$1	$1
Interest cost	187	184	12	13
Expected return on assets	(187)	(212)	(5)	(5)
Settlements	—	1	—	—
Amortization of:
Prior service cost (benefit) (1)	7	7	(60)	(61)
Unrecognized net loss (gain)	31	28	(4)	(2)

Net periodic benefit cost (income)	$38	$8	$(56)	$(54)

(1)	Each of the 2016 and 2015 second quarters’ prior service cost does not include amortization of $1 million related to other postretirement benefits.

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2016	2015	2016	2015
Service cost	$1	$1	$2	$2
Interest cost	373	367	24	26
Expected return on assets	(373)	(424)	(10)	(10)
Settlements	—	1	—	—
Amortization of:
Prior service cost (benefit) (1)	14	14	(120)	(121)
Unrecognized net loss (gain)	63	56	(8)	(3)

Net periodic benefit cost (income)	$78	$15	$(112)	$(106)

(1)	Each of the 2016 and 2015 six months’ prior service cost does not include amortization of $1 million related to other postretirement benefits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.

7. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision)		Total
Balance at December 31, 2015	$(3,831)	$(9)	$(991	)(1)	$(4,831)
Other comprehensive income (loss) before reclassifications	(5)	6	—		1
Amounts reclassified from accumulated other comprehensive income (loss)	(50)	—	18	(2)	(32)

Net current-period other comprehensive income (loss)	(55)	6	18		(31)

Balance at June 30, 2016	$(3,886)	$(3)	$(973)		$(4,862)

(1)	Relates to pension, retiree medical and other postretirement obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)	Relates to pension, retiree medical and other postretirement obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

Reclassifications out of AOCI for the three and six months ended June 30, 2016 and 2015 are as follows (in millions):

	Amounts reclassified from AOCI
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items on condensed consolidated statement of operations
	2016	2015	2016	2015
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$(33)	$(53)	$(67)	$(106)	Salaries, wages and benefits
Actuarial loss	17	27	35	54	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	—	(3)	—	(9)	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	—	(1)	—	—	Other nonoperating, net

Total reclassifications for the period, net of tax	$(16)	$(30)	$(32)	$(61)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

8. Regional Expenses

Expenses associated with regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Aircraft fuel and related taxes	$279	$349	$498	$660
Salaries, wages and benefits	83	69	167	136
Capacity purchases from third-party regional carriers	889	828	1,773	1,631
Maintenance, materials and repairs	1	1	2	1
Other rent and landing fees	122	112	231	210
Aircraft rent	7	7	14	14
Selling expenses	88	89	166	166
Depreciation and amortization	58	49	112	95
Special items, net	3	5	8	9
Other	70	71	136	152

Total regional expenses	$1,600	$1,580	$3,107	$3,074

9. Transactions with Related Parties

The following represents the net receivables (payables) to related parties (in millions):

	June 30, 2016	December 31, 2015
AAG (1)	$8,002	$4,489
AAG’s wholly-owned subsidiaries (2)	(2,616)	(2,508)

Total	$5,386	$1,981

(1)	The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s share repurchase programs.
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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed “Single-Dip” unsecured claims. As of June 30, 2016, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders as of the Effective Date.

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015 and plaintiffs’ request for further relief from the JPML was denied on February 4, 2016. Accordingly, the parties will continue to litigate the matter in Bankruptcy Court; a schedule for the remainder of the case has not yet been set. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

11. Subsequent Events

Co-branded Credit Card Agreements

On July 12, 2016, American, Citi, Barclaycard US and MasterCard issued a joint press release announcing entry into new agreements relating to American’s co-branded credit card program. Under the new arrangements, American will partner with two banks to provide co-branded credit cards. Citi and Barclaycard US will both issue AAdvantage co-branded credit cards commencing in January 2017. American also announced a new exclusive partnership and direct relationship with MasterCard. All new AAdvantage co-branded credit cards will be affiliated with MasterCard going forward. Consistent with American’s prior co-branded credit card agreements, American will account for these new agreements in accordance with ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” as disclosed in American’s critical accounting policies and the consolidated financial statements and accompanying notes contained in American’s 2015 Form 10-K.

2016-2 Class B EETCs

In July 2016, American created one additional pass-through trust which issued approximately $227 million aggregate face amount of 2016-2 Class B EETCs (the 2016-2 Class B EETCs) in connection with the financing of the 2016-2 EETC Aircraft. A portion of the proceeds received from the sale of the 2016-2 Class B EETCs were used on the date of issuance of the 2016-2 Class B EETCs to acquire Series B equipment notes issued by American to the pass-through trust and the balance of such proceeds are being held in escrow for the benefit of the holders of the 2016-2 Class B EETCs until such time as American issues additional Series B equipment notes to the pass-through trust, which will purchase the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depository are not American’s assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

Series B equipment notes bear interest at 4.375% per annum. Interest and principal on the equipment notes will be payable semi-annually in June and December of each year, with interest payments beginning in December 2016 and principal payments beginning in June 2017. The final payments on the Series B equipment notes are due in June 2024.

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

Background

American Airlines and American Eagle offer an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries. American has hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. American is a founding member of the oneworld alliance, whose members serve more than 1,000 destinations with about 14,250 daily flights to over 150 countries. In the second quarter of 2016, approximately 52 million passengers boarded our mainline and regional flights. As of June 30, 2016, we operated 947 mainline aircraft and were supported by our regional airline subsidiaries and third-party regional carriers, which operated an additional 600 regional aircraft.

The U.S. Airline Industry

In the second quarter of 2016, the U.S. airline industry continued to benefit from lower fuel prices. However, the reductions in fuel costs were offset in part by another quarter of year-over-year declines in revenue driven by reduced yields. Domestic markets continued to be impacted by competitive capacity growth. They did, however, perform better than international markets, which also have been impacted by competitive capacity growth as well as continued global macroeconomic softness and foreign currency weakness.

Jet fuel prices closely follow the price of Brent crude oil. On average, the price of Brent crude oil per barrel was approximately 26% lower in the second quarter of 2016 as compared to 2015. The average daily spot price for Brent crude oil during the second quarter of 2016 was $46 per barrel as compared to an average daily spot price of $62 per barrel during the second quarter of 2015. Fuel prices were however 35% higher when compared to the first quarter of 2016 when the average daily spot price was $34 per barrel. On a daily basis, Brent crude oil prices fluctuated during the second quarter between a high of $51 per barrel to a low of $36 per barrel, and closed the quarter on June 30, 2016 at $48 per barrel.

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

Second Quarter 2016 Results

The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline and regional passenger revenues	$8,995	$9,414	(4.4)
Total operating revenues	10,363	10,827	(4.3)
Mainline and regional aircraft fuel and related taxes	1,593	2,123	(24.9)
Total operating expenses	8,612	8,906	(3.3)
Operating income	1,751	1,921	(8.8)
Pre-tax income	1,493	1,719	(13.2)
Income tax provision	543	15	nm
Net income	950	1,704	(44.3)

Pre-tax income	$1,493	$1,719	(13.2)
Pre-tax special items:
Operating special charges, net (1)	65	154	(58.3)
Nonoperating special items, net	36	(11)	nm

Total pre-tax special items	101	143	(29.6)

Pre-tax income excluding special items	$1,594	$1,862	(14.4)

(1)

Our 2016 and 2015 second quarter results were impacted by net operating special charges of $65 million and $154 million, respectively, consisting principally of mainline and regional merger integration expenses, which were offset in part by net credits related to fair value adjustments for remaining bankruptcy settlement obligations. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations” of this report for more information on net special items.

Pre-Tax Income and Net Income

We realized pre-tax income of $1.5 billion and $1.7 billion in the second quarters of 2016 and 2015, respectively. Excluding the effects of net special charges, we recognized pre-tax income of $1.6 billion and $1.9 billion in the second quarters of 2016 and 2015, respectively. Our 2016 second quarter results on both a GAAP basis and excluding net special charges benefited from the decline in fuel prices as a result of not hedging our fuel consumption. This benefit however, was offset by a decline in revenues driven by reduced yields and higher salaries, wages and benefits driven by new labor contracts and the addition of an employee profit sharing program effective January 1, 2016.

As of December 31, 2015, we had approximately $8.0 billion of federal net operating losses (NOLs) and $4.0 billion of state NOLs, substantially all of which are expected to be available in 2016 to reduce future federal and state taxable income. As of December 31, 2015, we reversed the valuation allowance on our deferred tax assets, which include our NOLs. As a result, we began to record a provision for income taxes in 2016. The provision is substantially non-cash due to the utilization of NOLs. For periods prior to 2016, we recognized only a nominal tax provision for certain states and international jurisdictions where NOLs were limited or not available to be used. Accordingly, as illustrated above, amounts reported in the second quarter of 2016 for income tax provision and net income are not comparable to the second quarter of 2015. Therefore, we are discussing pre-tax income and pre-tax income excluding special items in order to provide a more meaningful period-over-period comparison. The exclusion of special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to financial measures presented by other airlines. Management uses pre-tax income excluding special items to evaluate our financial performance.

Revenue

In the second quarter of 2016, we reported operating revenues of $10.4 billion. Mainline and regional passenger revenues were $9.0 billion, a decrease of $419 million, or 4.4%, as compared to the 2015 period. The decline in revenues was driven by a 5.3% decrease in yield as compared to the second quarter of 2015 primarily due to competitive capacity growth, continued global macroeconomic softness and foreign currency weakness. Our mainline and regional passenger revenue per available seat mile (PRASM) was 12.71 cents in the second quarter of 2016, a 6.3% decrease as compared to 13.57 cents in the 2015 period.

Fuel

Mainline and regional fuel expense totaled $1.6 billion in the second quarter of 2016, which was $530 million, or 24.9%, lower as compared to the second quarter of 2015. This decrease was driven by a 25.2% decrease in the average price per gallon of fuel to $1.42 in the second quarter of 2016 from $1.90 in the 2015 period.

As of June 30, 2016, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Cost per Available Seat Mile (CASM)

We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our 2016 second quarter mainline CASM was 11.32 cents, a decrease of 4.6% as compared to the 2015 period. The decrease was primarily driven by lower fuel costs offset in part by higher salaries, wages and benefits driven by new labor contracts and the addition of an employee profit sharing program effective January 1, 2016.

Our second quarter mainline CASM excluding special items and fuel was 9.12 cents, an increase of 4.0% as compared to the 2015 period. The increase was primarily due to higher salaries, wages and benefits as described above.

The following table details our mainline CASM for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In cents, except percentage changes)
Mainline CASM excluding special items and fuel:
Total mainline CASM	11.32	11.87	(4.6)
Special items, net	(0.10)	(0.23)	(57.9)
Aircraft fuel and related taxes	(2.10)	(2.86)	(26.8)

Mainline CASM, excluding special items and fuel (1)	9.12	8.77	4.0

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

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. The table below summarizes the operating statistics we reported to the U.S. Department of Transportation (DOT) for our mainline operations for the second quarter of 2016 and 2015. We are working to continue to improve these metrics by making investments in our operations in the form of the hiring of additional personnel and expenditures for new equipment and technology. Our second quarter 2016 on-time performance was negatively impacted by severe weather in several of our hub locations.

	2016			2015			Better (Worse)
	April	May	June(e)	April	May	June	April		May		June
On-time performance (a)	83.5	80.7	72.4	80.2	80.9	77.2	3.3	pts	(0.2	)pts	(4.8	)pts
Completion factor (b)	99.1	99.4	99.0	99.3	98.6	98.9	(0.2	)pts	0.8	pts	0.1	pts
Mishandled baggage (c)	2.89	3.08	3.83	3.65	3.86	4.33	20.8%		20.2%		11.5%
Customer complaints (d)	2.13	1.99	2.60	2.75	2.72	2.90	22.5%		26.8%		10.3%

(a)	Percentage of reported flight operations arriving less than 15 minutes after the scheduled arrival time.
(b)	Percentage of scheduled flight operations completed.
(c)	Rate of mishandled baggage reports per 1,000 passengers.
(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

(e)	June 2016 operating statistics are preliminary as the DOT has not issued its June 2016 Air Travel Consumer report as of the date of this filing.

Liquidity Position

As of June 30, 2016, we had approximately $9.5 billion in total available liquidity, consisting of unrestricted cash and short-term investments of $7.1 billion and $2.4 billion in undrawn revolver capacity. We also had restricted cash of $640 million.

In the first six months of 2016, we utilized cash generated from operations to invest in our airline. As part of our fleet renewal program, we took delivery of 29 new mainline aircraft while retiring 28 aircraft. We also added 27 new regional aircraft to our fleet. Additionally, we returned $3.4 billion to our stockholders through the payment of $119 million in quarterly dividends and the repurchase of $3.2 billion of common stock, or 89.5 million shares. These cash outflows were offset in part by proceeds from financing transactions, which were principally aircraft mortgage related and included $1.7 billion in issuances of enhanced equipment trust certificates (EETCs). Additionally, we entered into a new term loan which generated net proceeds of approximately $400 million.

As described above, we ended the quarter with $9.5 billion in available liquidity (including available lines of credit), which remains well in excess of the $6.5 billion minimum liquidity we seek to maintain for the foreseeable future. We believe it is important to retain liquidity levels higher than our network peers given our overall leverage and the fact that we have not yet completed our fleet renewal program.

See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Commitments” for further discussion of our contractual commitments.

AAG’s Results of Operations

We realized pre-tax income of $1.5 billion and $1.7 billion in the second quarters of 2016 and 2015, respectively. Excluding the effects of net special charges, we recognized pre-tax income of $1.6 billion and $1.9 billion in the second quarters of 2016 and 2015, respectively.

We realized pre-tax income of $2.6 billion and $2.7 billion in the first six months of 2016 and 2015, respectively. Excluding the effects of net special charges, we recognized pre-tax income of $2.8 billion and $3.1 billion in the first six months of 2016 and 2015, respectively.

Our 2016 second quarter and first six months results on both a GAAP basis and excluding net special charges benefited from the decline in fuel prices as a result of not hedging our fuel consumption; however, this benefit was offset by a decline in revenues driven by reduced yields as well as higher salaries, wages and benefits driven by new labor contracts and the addition of an employee profit sharing program effective January 1, 2016.

The table below details our pre-tax and net income excluding special items (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pre-tax income	$1,493	$1,719	$2,610	$2,662
Pre-tax special items:
Mainline operating special charges, net (1)	62	144	161	447
Regional operating special charges, net	3	10	8	18
Nonoperating special charges (credits), net (2)	36	(11)	36	(19)

Total pre-tax special items	101	143	205	446

Pre-tax income excluding special items	1,594	1,862	2,815	3,108

Net income	$950	$1,704	$1,650	$2,636
Total special items:
Total pre-tax special items	101	143	205	446
Income tax special charges, net	—	7	—	16
Net tax effect of special items	(50)	—	(89)	—

Total special items	51	150	116	462

Net income excluding special items	$1,001	$1,854	$1,766	$3,098

(1)

The 2016 second quarter mainline operating special items totaled a net charge of $62 million, which principally included $112 million of merger integration expenses, offset in part by a $56 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. The 2016 six month period mainline operating special items totaled a net charge of $161 million, which principally included $242 million of merger integration expenses, offset in part by a $61 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. For the 2016 second quarter and six month periods, merger integration expenses included costs related to information technology, alignment of labor union contracts, fleet restructuring, re-branding of aircraft, airport facilities and uniforms, professional fees, severance, as well as relocation and training.

The 2015 second quarter mainline operating special items totaled a net charge of $144 million, which principally included $224 million of merger integration expenses, offset in part by a $68 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. The 2015 six month period mainline operating special items totaled a net charge of $447 million, which principally included $543 million of merger integration expenses, offset in part by a $73 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. For the 2015 second quarter and six month periods, merger integration expenses included costs related to alignment of labor union contracts, fleet restructuring, information technology, professional fees, severance, re-branding of aircraft, airport facilities and uniforms, relocation and training, as well as share-based compensation.

(2)

In connection with a bond refinancing, we recorded a $36 million nonoperating special charge in the 2016 second quarter and six month periods related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees.

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

Beginning in the first six months of 2016, we recorded income tax expense with an effective rate of approximately 38%, which is substantially non-cash as we utilized the NOLs described above. For purposes of taxation, substantially all of our income before income taxes is attributable to the United States.

Operating Statistics

The table below sets forth selected mainline and regional operating data for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
Mainline
Revenue passenger miles (millions) (a)	51,927	51,632	0.6%		98,147	96,481	1.7%
Available seat miles (millions) (b)	62,670	61,920	1.2%		120,234	117,773	2.1%
Passenger load factor (percent) (c)	82.9	83.4	(0.5	)pts	81.6	81.9	(0.3	)pts
Yield (cents) (d)	13.88	14.83	(6.4)%		14.03	15.18	(7.5)%
Passenger revenue per available seat mile (cents) (e)	11.50	12.36	(7.0)%		11.46	12.43	(7.9)%
Operating cost per available seat mile (cents) (f)	11.32	11.87	(4.6)%		11.45	12.31	(7.0)%
Passenger enplanements (thousands) (g)	37,699	37,823	(0.3)%		72,246	71,774	0.7%
Departures (thousands)	283	285	(0.8)%		555	555	—%
Aircraft at end of period	947	963	(1.7)%		947	963	(1.7)%
Block hours (thousands) (h)	901	903	(0.2)%		1,746	1,736	0.6%
Average stage length (miles) (i)	1,241	1,236	0.4%		1,223	1,216	0.6%
Fuel consumption (gallons in millions)	931	936	(0.5)%		1,786	1,781	0.2%
Average aircraft fuel price including related taxes (dollars per gallon)	1.41	1.90	(25.5)%		1.31	1.86	(29.6)%
Full-time equivalent employees at end of period	103,100	100,700	2.4%		103,100	100,700	2.4%
Regional (j)
Revenue passenger miles (millions) (a)	6,409	6,189	3.5%		11,959	11,530	3.7%
Available seat miles (millions) (b)	8,081	7,481	8.0%		15,581	14,417	8.1%
Passenger load factor (percent) (c)	79.3	82.7	(3.4	)pts	76.8	80.0	(3.2	)pts
Yield (cents) (d)	27.87	28.42	(1.9)%		27.67	27.85	(0.6)%
Passenger revenue per available seat mile (cents) (e)	22.10	23.51	(6.0)%		21.24	22.27	(4.6)%
Operating cost per available seat mile (cents) (f)	18.78	20.82	(9.8)%		18.94	20.94	(9.6)%
Passenger enplanements (thousands) (g)	14,252	14,377	(0.9)%		26,620	26,619	—%
Aircraft at end of period	600	578	3.8%		600	578	3.8%
Fuel consumption (gallons in millions)	191	182	4.9%		369	350	5.4%
Average aircraft fuel price including related taxes (dollars per gallon)	1.46	1.91	(23.7)%		1.35	1.89	(28.4)%
Full-time equivalent employees at end of period (k)	20,400	19,700	3.6%		20,400	19,700	3.6%

Total Mainline and Regional
Revenue passenger miles (millions) (a)	58,336	57,821	0.9%		110,106	108,011	1.9%
Available seat miles (millions) (b)	70,751	69,401	1.9%		135,815	132,190	2.7%
Cargo ton miles (millions) (l)	610	594	2.6%		1,153	1,148	0.5%
Passenger load factor (percent) (c)	82.5	83.3	(0.8	)pts	81.1	81.7	(0.6	)pts
Yield (cents) (d)	15.42	16.28	(5.3)%		15.51	16.53	(6.1)%
Passenger revenue per available seat mile (cents) (e)	12.71	13.57	(6.3)%		12.58	13.51	(6.9)%
Total revenue per available seat mile (cents) (m)	14.65	15.60	(6.1)%		14.58	15.62	(6.7)%
Cargo yield per ton mile (cents) (n)	28.48	32.62	(12.7)%		29.09	33.83	(14.0)%
Passenger enplanements (thousands) (g)	51,951	52,200	(0.5)%		98,866	98,393	0.5%
Aircraft at end of period	1,547	1,541	0.4%		1,547	1,541	0.4%
Fuel consumption (gallons in millions)	1,122	1,118	0.4%		2,155	2,131	1.1%
Average aircraft fuel price including related taxes (dollars per gallon)	1.42	1.90	(25.2)%		1.32	1.87	(29.3)%
Full-time equivalent employees at end of period	123,500	120,400	2.6%		123,500	120,400	2.6%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.
(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenues divided by ASMs.
(f)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
(g)	Passenger enplanements – The number of passengers on board an aircraft, including local, connecting and through passengers.
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

(k)	Regional full-time equivalent employees only include our wholly-owned regional airline subsidiaries, Envoy, Piedmont and PSA.
(l)	Cargo ton miles – A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.
(m)	Total revenue per available seat mile (RASM) – Total revenues divided by total mainline and regional ASMs.
(n)	Cargo yield per ton mile – Cargo revenues divided by total mainline and regional cargo ton miles.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating Revenues

	Three Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$7,209	$7,655	(5.8)
Regional passenger	1,786	1,759	1.6
Cargo	174	194	(10.4)
Other	1,194	1,219	(2.1)

Total operating revenues	$10,363	$10,827	(4.3)

Total operating revenues in the second quarter of 2016 decreased $464 million, or 4.3%, from the 2015 period driven by a decrease in yield primarily due to competitive capacity growth, continued global macroeconomic softness and foreign currency weakness. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $7.2 billion in the second quarter of 2016 as compared to $7.7 billion in the 2015 period. Mainline RPM’s increased 0.6% as mainline capacity, as measured by ASMs, increased 1.2%, resulting in a 0.5 point decrease in load factor to 82.9%. Mainline passenger yield decreased 6.4% to 13.88 cents in the second quarter of 2016 from 14.83 cents in the 2015 period. Mainline PRASM decreased 7.0% to 11.50 cents in the second quarter of 2016 from 12.36 cents in the 2015 period.

•

Regional passenger revenues were $1.8 billion in each of the second quarters of 2016 and 2015. Regional RPM’s increased 3.5% as regional capacity, as measured by ASMs, increased 8.0%, resulting in a 3.4 point decrease in load factor to 79.3%. Regional passenger yield decreased 1.9% to 27.87 cents in the second quarter of 2016 from 28.42 cents in the 2015 period. Regional PRASM decreased 6.0% to 22.10 cents in the second quarter of 2016 from 23.51 cents in the 2015 period.

•	Cargo revenue decreased $20 million, or 10.4%, in the second quarter of 2016 from the 2015 period driven primarily by a decrease in domestic and international freight yields.

Operating Expenses

	Three Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,314	$1,774	(25.9)
Salaries, wages and benefits	2,670	2,364	13.0
Maintenance, materials and repairs	453	502	(9.7)
Other rent and landing fees	458	451	1.5
Aircraft rent	302	316	(4.3)
Selling expenses	334	350	(4.7)
Depreciation and amortization	374	340	10.1
Special items, net	62	144	(57.3)
Other	1,127	1,108	1.7

Total mainline operating expenses	7,094	7,349	(3.5)
Regional expenses:
Fuel	279	349	(20.0)
Other	1,239	1,208	2.5

Total regional operating expenses	1,518	1,557	(2.5)

Total operating expenses	$8,612	$8,906	(3.3)

Total operating expenses were $8.6 billion in the second quarter of 2016, a decrease of $294 million, or 3.3%, from the 2015 period. The decrease in operating expenses was primarily driven by lower fuel costs offset in part by higher salaries, wages and benefits driven by new labor contracts and the addition of an employee profit sharing program effective January 1, 2016. See detailed explanations below relating to the other changes in operating costs.

Mainline CASM

Our mainline CASM decreased 0.55 cents, or 4.6%, from 11.87 cents in the second quarter of 2015 to 11.32 cents in the second quarter of 2016. Excluding special items and fuel, our mainline CASM increased 0.35 cents, or 4.0%, from 8.77 cents in the second quarter of 2015 to 9.12 cents in the second quarter of 2016, while mainline capacity increased 1.2%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.10	2.86	(26.8)
Salaries, wages and benefits	4.26	3.82	11.6
Maintenance, materials and repairs	0.72	0.81	(10.8)
Other rent and landing fees	0.73	0.73	0.3
Aircraft rent	0.48	0.51	(5.5)
Selling expenses	0.53	0.57	(5.8)
Depreciation and amortization	0.60	0.55	8.8
Special items, net	0.10	0.23	(57.9)
Other	1.80	1.79	0.5

Total mainline CASM	11.32	11.87	(4.6)
Special items, net	(0.10)	(0.23)	(57.9)
Aircraft fuel and related taxes	(2.10)	(2.86)	(26.8)

Mainline CASM, excluding special items and fuel (1)	9.12	8.77	4.0

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

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 26.8% primarily due to a 25.5% decrease in the average price per gallon of fuel to $1.41 in the second quarter of 2016 from $1.90 in the 2015 period.

•

Salaries, wages and benefits per ASM increased 11.6% primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program effective January 1, 2016. During the second quarter of 2016, we accrued $98 million for this profit sharing program.

•

Maintenance, materials and repairs per ASM decreased 10.8% and was primarily driven by fewer engine overhauls due to the timing of maintenance cycles in the second quarter of 2016 as compared to the 2015 period.

•	Depreciation and amortization per ASM increased 8.8% primarily due to new purchased aircraft deliveries since the end of the second quarter of 2015 in connection with our fleet renewal program.

Regional Operating Expenses

Total regional expenses decreased $39 million, or 2.5%, in the second quarter of 2016 to $1.5 billion from $1.6 billion in the 2015 period. The period-over-period decrease was primarily due to a $70 million decrease in fuel costs. The average price per gallon of fuel decreased 23.7% to $1.46 in the second quarter of 2016 from $1.91 in the 2015 period, on a 4.9% increase in consumption. See Note 10 to AAG’s condensed consolidated financial statements in Part I, Item 1A for more detail on regional operating expenses.

Nonoperating Income (Expense)

	Three Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$16	$10	58.8
Interest expense, net of capitalized interest	(249)	(223)	11.5
Other, net	(25)	11	nm

Total nonoperating expense, net	$(258)	$(202)	28.0

Our short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Interest expense, net of capitalized interest increased $26 million in the second quarter of 2016 as compared to the 2015 period primarily due to issuances of $5.3 billion in aircraft related financings since the end of the second quarter of 2015.

Other nonoperating expense, net in the second quarter of 2016 included $36 million in special charges related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees in connection with a bond refinancing, offset in part by $17 million of foreign currency gains. The foreign currency gains were driven primarily by the weakening of the U.S. dollar relative to other currencies, principally the Brazilian real, which appreciated 13% during the second quarter of 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating Revenues

	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$13,773	$14,644	(5.9)
Regional passenger	3,309	3,211	3.1
Cargo	336	388	(13.6)
Other	2,380	2,411	(1.3)

Total operating revenues	$19,798	$20,654	(4.1)

Total operating revenues in the first six months of 2016 decreased $856 million, or 4.1%, from the 2015 period driven by a decrease in yield primarily due to competitive capacity growth, continued global macroeconomic softness and foreign currency weakness. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $13.8 billion in the first six months of 2016 as compared to $14.6 billion in the 2015 period. Mainline RPM’s increased 1.7% as mainline capacity, as measured by ASMs, increased 2.1%, resulting in a 0.3 point decrease in load factor to 81.6%. Mainline passenger yield decreased 7.5% to 14.03 cents in the first six months of 2016 from 15.18 cents in the 2015 period. Mainline PRASM decreased 7.9% to 11.46 cents in the first six months of 2016 from 12.43 cents in the 2015 period.

•

Regional passenger revenues were $3.3 billion in the first six months of 2016 as compared to $3.2 billion in the 2015 period. Regional RPM’s increased 3.7% as regional capacity, as measured by ASMs, increased 8.1%, resulting in a 3.2 point decrease in load factor to 76.8%. Regional passenger yield decreased 0.6% to 27.67 cents in the first six months of 2016 from 27.85 cents in the 2015 period. Regional PRASM decreased 4.6% to 21.24 cents in the first six months of 2016 from 22.27 cents in the 2015 period.

•	Cargo revenue decreased $52 million, or 13.6%, in the first six months of 2016 from the 2015 period driven primarily by a decrease in domestic and international freight yields.

Operating Expenses

	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,343	$3,318	(29.4)
Salaries, wages and benefits	5,322	4,737	12.4
Maintenance, materials and repairs	871	995	(12.5)
Other rent and landing fees	879	859	2.4
Aircraft rent	609	633	(3.8)
Selling expenses	642	686	(6.4)
Depreciation and amortization	729	676	7.8
Special items, net	161	447	(64.1)
Other	2,205	2,147	2.7

Total mainline operating expenses	13,761	14,498	(5.1)
Regional expenses:
Fuel	498	660	(24.5)
Other	2,452	2,359	3.9

Total regional operating expenses	2,950	3,019	(2.3)

Total operating expenses	$16,711	$17,517	(4.6)

Total operating expenses were $16.7 billion in the first six months of 2016, a decrease of $806 million, or 4.6%, from the 2015 period. The decrease in operating expenses was primarily driven by lower aircraft fuel costs, offset in part by higher salaries, wages and benefits driven by new labor contracts and the addition of an employee profit sharing program effective January 1, 2016. See detailed explanations below relating to changes in operating costs per ASM.

Mainline CASM

Our mainline CASM decreased 0.86 cents, or 7.0%, from 12.31 cents in the first six months of 2015 to 11.45 cents in the first six months of 2016. Excluding special items and aircraft fuel and related taxes, our mainline CASM increased 0.25 cents, or 2.7%, from 9.11 cents in the first six months of 2015 to 9.36 cents in the first six months of 2016, while mainline capacity increased 2.1%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	1.95	2.82	(30.8)
Salaries, wages and benefits	4.43	4.02	10.1
Maintenance, materials and repairs	0.72	0.85	(14.3)
Other rent and landing fees	0.73	0.73	0.3
Aircraft rent	0.51	0.54	(5.8)
Selling expenses	0.53	0.58	(8.3)
Depreciation and amortization	0.61	0.57	5.6
Special items, net	0.13	0.38	(64.8)
Other	1.83	1.82	0.6

Total mainline CASM	11.45	12.31	(7.0)
Special items, net	(0.13)	(0.38)	(64.8)
Aircraft fuel and related taxes	(1.95)	(2.82)	(30.8)

Mainline CASM, excluding special items and fuel (1)	9.36	9.11	2.7

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

Significant changes in the components of mainline operating expense per ASM are as follows:

•

Aircraft fuel and related taxes per ASM decreased 30.8% primarily due to a 29.6% decrease in the average price per gallon of fuel to $1.31 in the first six months of 2016 from an average price per gallon of $1.86 in the 2015 period.

•

Salaries, wages and benefits per ASM increased 10.1% primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program effective January 1, 2016. During the first six months of 2016, we accrued $171 million for this profit sharing program.

•

Maintenance, materials and repairs per ASM decreased 14.3% and was primarily driven by fewer engine overhauls due to the timing of maintenance cycles in the first six months of 2016 as compared to the 2015 period.

•	Selling expenses per ASM decreased 8.3% primarily due to lower revenues in the first six months of 2016, resulting in lower commissions and credit card fees.

•	Depreciation and amortization per ASM increased 5.6% primarily due to new purchased aircraft deliveries since the end of the second quarter of 2015 in connection with our fleet renewal program.

Regional Operating Expenses

Total regional expenses decreased $69 million, or 2.3%, in the first six months of 2016 from the 2015 period. The period-over-period decrease was primarily due to a $162 million decrease in fuel costs, offset in part by a $93 million increase in other regional operating expenses. The average price per gallon of fuel decreased 28.4% to $1.35 in the first six months of 2016 from $1.89 in the 2015 period, on a 5.4% increase in consumption. The increase in other regional operating expenses was principally due to increased regional capacity. See Note 10 to AAG’s condensed consolidated financial statements in Part I, Item 1A for more detail on regional operating expenses.

Nonoperating Income (Expense)

	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$28	$19	47.1
Interest expense, net of capitalized interest	(488)	(432)	12.7
Other, net	(17)	(62)	(71.7)

Total nonoperating expense, net	$(477)	$(475)	0.2

Our short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Interest expense, net of capitalized interest increased $56 million in the first six months of 2016 as compared to the 2015 period primarily due to issuances of $5.3 billion in aircraft related financings since the end of the second quarter of 2015.

Other nonoperating expense, net in the first six months of 2016 included $36 million in special charges related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees in connection with a bond refinancing, offset in part by $27 million of foreign currency gains. The foreign currency gains were driven primarily by the weakening of the U.S. dollar relative to other currencies, principally the Brazilian real, which appreciated 20% in the first six months of 2016.

Other nonoperating expense, net in the first six months of 2015 included $82 million of foreign currency losses. The foreign currency losses during the first six months of 2015 were driven primarily by the strengthening of the U.S. dollar relative to other currencies, principally in Latin American and European markets, including a 14% decrease in the value of the Brazilian real, an 8% decrease in the value of the Euro and a 6% decrease in the value of the Canadian dollar.

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

American realized pre-tax income of $1.5 billion and $1.7 billion in the second quarters of 2016 and 2015, respectively. Excluding the effects of net special charges, American recognized pre-tax income of $1.6 billion and $1.9 billion in the second quarters of 2016 and 2015, respectively.

American realized pre-tax income of $2.7 billion in each of the first six months of 2016 and 2015, respectively. Excluding the effects of net special charges, American recognized pre-tax income of $2.9 billion and $3.1 billion in the first six months of 2016 and 2015, respectively.

American’s 2016 second quarter and first six months results on both a GAAP basis and excluding net special charges benefited from the decline in fuel prices as a result of not hedging its fuel consumption; however, this benefit was offset by a decline in revenues driven by reduced yields as well as higher salaries, wages and benefits driven by new labor contracts and the addition of an employee profit sharing program effective January 1, 2016.

The table below details American’s pre-tax and net income excluding special items (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pre-tax income	$1,528	$1,723	$2,663	$2,671
Pre-tax special items:
Mainline operating special charges, net (1)	62	144	161	447
Regional operating special charges, net	3	5	8	9
Nonoperating special charges, net (2)	36	11	36	3

Total pre-tax special items	101	160	205	459

Pre-tax income excluding special items	1,629	1,883	2,868	3,130

Net income	$972	$1,709	$1,683	$2,647
Total special items:
Total pre-tax special items	101	160	205	459
Income tax special charges, net	—	7	—	16
Net tax effect of special items	(50)	—	(89)	—

Total special items	51	167	116	475

Net income excluding special items	$1,023	$1,876	$1,799	$3,122

(1)

The 2016 second quarter mainline operating special items totaled a net charge of $62 million, which principally included $112 million of merger integration expenses, offset in part by a $56 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. The 2016 six month period mainline operating special items totaled a net charge of $161 million, which principally included $242 million of merger integration expenses, offset in part by a $61 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. For the 2016 second quarter and six month periods, merger integration expenses included costs related to information technology, alignment of labor union contracts, fleet restructuring, re-branding of aircraft, airport facilities and uniforms, professional fees, severance, as well as relocation and training.

The 2015 second quarter mainline operating special items totaled a net charge of $144 million, which principally included $224 million of merger integration expenses, offset in part by a $68 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. The 2015 six month period mainline operating special items totaled a net charge of $447 million, which principally included $543 million of merger integration expenses, offset in part by a $73 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. For the 2015 second quarter and six month periods, merger integration expenses included costs related to alignment of labor union contracts, fleet restructuring, information technology, professional fees, severance, re-branding of aircraft, airport facilities and uniforms, relocation and training, as well as share-based compensation.

(2)

In connection with a bond refinancing, American recorded a $36 million nonoperating special charge in the 2016 second quarter and six month periods related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees.

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

Beginning in the first six months of 2016, American recorded income tax expense with an effective rate of approximately 38%, which is substantially non-cash as American utilized the NOLs described above. For purposes of taxation, substantially all of American’s income before income taxes is attributable to the United States.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating Revenues

	Three Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$7,209	$7,655	(5.8)
Regional passenger	1,786	1,759	1.6
Cargo	174	194	(10.4)
Other	1,281	1,241	3.2

Total operating revenues	$10,450	$10,849	(3.7)

Total operating revenues in the second quarter of 2016 decreased $399 million, or 3.7%, from the 2015 period driven by a decrease in yield primarily due to competitive capacity growth, continued global macroeconomic softness and foreign currency weakness. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues decreased $446 million, or 5.8%, in the second quarter of 2016 from the 2015 period due to a decrease in yield, offset in part by higher ASMs.

•	Regional passenger revenues increased $27 million, or 1.6%, in the second quarter of 2016 from the 2015 period due to higher ASMs, offset in part by a decrease in yield.

•	Cargo revenue decreased $20 million, or 10.4%, in the second quarter of 2016 from the 2015 period driven primarily by a decrease in domestic and international freight yields.

Operating Expenses

	Three Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,314	$1,774	(25.9)
Salaries, wages and benefits	2,668	2,361	13.0
Maintenance, materials and repairs	453	502	(9.7)
Other rent and landing fees	458	451	1.5
Aircraft rent	302	316	(4.3)
Selling expenses	334	350	(4.7)
Depreciation and amortization	374	340	10.1
Special items, net	62	144	(57.3)
Other	1,128	1,110	1.6

Total mainline operating expenses	7,093	7,348	(3.5)
Regional expenses:
Fuel	279	349	(20.0)
Other	1,321	1,231	7.3

Total regional operating expenses	1,600	1,580	1.3

Total operating expenses	$8,693	$8,928	(2.6)

Total operating expenses in the second quarter of 2016 decreased $235 million, or 2.6%, from the 2015 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased $460 million, or 25.9%, in the second quarter of 2016 from the 2015 period primarily due to a decrease in the average price per gallon of fuel.

•

Salaries, wages and benefits increased $307 million, or 13.0%, in the second quarter of 2016 from the 2015 period primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program effective January 1, 2016. During the second quarter of 2016, American accrued $98 million for this profit sharing program.

•

Maintenance, materials and repairs decreased $49 million, or 9.7%, and was primarily driven by fewer engine overhauls due to the timing of maintenance cycles in the second quarter of 2016 as compared to the 2015 period.

•

Depreciation and amortization increased $34 million, or 10.1%, primarily due to new purchased aircraft deliveries since the end of the second quarter of 2015 in connection with our fleet renewal program.

Regional Operating Expenses

Total regional expenses increased $20 million, or 1.3%, in the second quarter of 2016 from the 2015 period. The period-over-period increase was primarily due to a $90 million increase in other regional operating expenses principally due to increased flying under capacity purchase agreements, offset in part by a $70 million decrease in fuel costs due to a decrease in the average price per gallon of fuel. See Note 8 to American’s condensed consolidated financial statements in Part I, Item 1B for more detail on regional operating expenses.

Nonoperating Income (Expense)

	Three Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$25	$13	92.3
Interest expense, net of capitalized interest	(228)	(200)	14.0
Other, net	(26)	(11)	nm

Total nonoperating expense, net	$(229)	$(198)	15.7

American’s short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Interest expense, net of capitalized interest increased $28 million in the second quarter of 2016 as compared to the 2015 period primarily due to issuances of $5.3 billion in aircraft related financings since the end of the second quarter of 2015.

Other nonoperating expense, net in the second quarter of 2016 included $36 million in special charges related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees in connection with a bond refinancing, offset in part by $17 million of foreign currency gains. The foreign currency gains were driven primarily by the weakening of the U.S. dollar relative to other currencies, principally the Brazilian real, which appreciated 13% during the second quarter of 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating Revenues

	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$13,773	$14,644	(5.9)
Regional passenger	3,309	3,211	3.1
Cargo	336	388	(13.6)
Other	2,529	2,448	3.3

Total operating revenues	$19,947	$20,691	(3.6)

Total operating revenues in the first six months of 2016 decreased $744 million, or 3.6%, from the 2015 period driven by a decrease in yield primarily due to competitive capacity growth, continued global macroeconomic softness and foreign currency weakness. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues decreased $871 million, or 5.9%, in the first six months of 2016 from the 2015 period due to a decrease in yield, offset in part by higher ASMs.

•	Regional passenger revenues increased $98 million, or 3.1%, in the first six months of 2016 from the 2015 period due to higher ASMs, offset in part by a decrease in yield.

•	Cargo revenue decreased $52 million, or 13.6%, in the first six months of 2016 from the 2015 period driven primarily by a decrease in domestic and international freight yields.

Operating Expenses

	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,343	$3,318	(29.4)
Salaries, wages and benefits	5,318	4,732	12.4
Maintenance, materials and repairs	871	995	(12.5)
Other rent and landing fees	879	859	2.4
Aircraft rent	609	633	(3.8)
Selling expenses	642	686	(6.4)
Depreciation and amortization	729	676	7.8
Special items, net	161	447	(64.1)
Other	2,208	2,148	2.8

Total mainline operating expenses	13,760	14,494	(5.1)
Regional expenses:
Fuel	498	660	(24.5)
Other	2,609	2,414	8.1

Total regional operating expenses	3,107	3,074	1.1

Total operating expenses	$16,867	$17,568	(4.0)

Total operating expenses in the first six months of 2016 decreased $701 million, or 4.0%, from the 2015 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased $975 million, or 29.4%, in the first six months of 2016 from the 2015 period primarily due to a decrease in the average price per gallon of fuel.

•

Salaries, wages and benefits increased $586 million, or 12.4%, in the first six months of 2016 from the 2015 period primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program effective January 1, 2016. During the first six months of 2016, American accrued $171 million for this profit sharing program.

•

Maintenance, materials and repairs decreased $124 million, or 12.5%, and was primarily driven by fewer engine overhauls due to the timing of maintenance cycles in the first six months of 2016 as compared to the 2015 period.

•

Selling expenses decreased $44 million, or 6.4%, in the first six months of 2016 from the 2015 period primarily due to lower revenues in the first six months of 2016, resulting in lower commissions and credit card fees.

•

Depreciation and amortization increased $53 million, or 7.8%, primarily due to new purchased aircraft deliveries since the end of the second quarter of 2015 in connection with our fleet renewal program.

Regional Operating Expenses

Total regional expenses increased $33 million, or 1.1%, in the first six months of 2016 from the 2015 period. The period-over-period increase was primarily due to a $195 million increase in other regional operating expenses principally due to increased flying under capacity purchase agreements, offset in part by a $162 million decrease in fuel costs due to a decrease in the average price per gallon of fuel. See Note 8 to American’s condensed consolidated financial statements in Part I, Item 1B for more detail on regional operating expenses.

Nonoperating Income (Expense)

	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$46	$23	100.0
Interest expense, net of capitalized interest	(445)	(390)	14.1
Other, net	(18)	(85)	(78.8)

Total nonoperating expense, net	$(417)	$(452)	(7.7)

American’s short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Interest expense, net of capitalized interest increased $55 million in the first six months of 2016 as compared to the 2015 period primarily due to issuances of $5.3 billion in aircraft related financings since the end of the second quarter of 2015.

Other nonoperating expense, net in the first six months of 2016 included $36 million in special charges related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees in connection with a bond refinancing, offset in part by $27 million of foreign currency gains. The foreign currency gains were driven primarily by the weakening of the U.S. dollar relative to other currencies, principally the Brazilian real, which appreciated 20% in the first six months of 2016.

Other nonoperating expense, net in the first six months of 2015 included $82 million of foreign currency losses. The foreign currency losses during the first six months of 2015 were driven primarily by the strengthening of the U.S. dollar relative to other currencies, principally in Latin American and European markets, including a 14% decrease in the value of the Brazilian real, an 8% decrease in the value of the Euro and a 6% decrease in the value of the Canadian dollar.

Liquidity and Capital Resources

Cash, Short-Term Investments and Restricted Cash

As of June 30, 2016, AAG had approximately $9.5 billion in total available liquidity and $640 million in restricted cash. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Cash	$446	$390	$425	$364
Short-term investments.	6,672	5,864	6,669	5,862
Undrawn revolver capacity	2,425	2,425	2,425	2,425

Total available liquidity	$9,543	$8,679	$9,519	$8,651

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

Share Repurchase Programs

Since July 2014, our Board of Directors has approved several share repurchase programs aggregating $9.0 billion of authority of which, as of June 30, 2016, $1.2 billion remained unused under repurchase programs that expire on December 31, 2017. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

During the three months ended June 30, 2016, we repurchased 50.2 million shares of AAG common stock for $1.7 billion at a weighted average cost per share of $33.55. During the six months ended June 30, 2016, we repurchased 89.5 million shares of AAG common stock for $3.2 billion at a weighted average cost per share of $36.28. Since the inception of the share repurchase programs in July 2014, we have repurchased 198.1 million shares of AAG common stock for $7.8 billion at a weighted average cost per share of $39.54.

Cash Dividends Paid

Our Board of Directors declared the following cash dividends during the first six months of 2016:

Period	Per share	For stockholders of record as of	Payable on	Cash paid (millions)
First Quarter	$0.10	February 10, 2016	February 24, 2016	$61
Second Quarter	$0.10	May 4, 2016	May 18, 2016	58

Total				$119

In July 2016, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on August 5, 2016 and payable on August 19, 2016.

Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

Sources and Uses of Cash

AAG and American

Operating Activities

AAG’s net cash provided by operating activities was $4.8 billion for each of the first six months of 2016 and 2015, respectively. AAG’s operating cash flows were relatively flat as compared to the 2015 period, driven by lower fuel costs that were substantially offset by lower revenues and higher salaries, wages and benefits.

American’s net cash provided by operating activities was $1.4 billion and $4.3 billion for the first six months of 2016 and 2015, respectively, a period-over-period decrease of $2.8 billion. The decline in operating cash flows was primarily due to American’s increased cash funding of AAG’s share repurchases and dividend payments in the 2016 period. In addition, American received the proceeds of the $500 million senior notes issued by AAG during the first quarter of 2015, which also contributed to the period-over-period decline in operating cash flows.

Investing Activities

AAG’s net cash used in investing activities was $3.8 billion and $4.7 billion for the first six months of 2016 and 2015, respectively. American’s net cash used in investing activities was $3.7 billion and $4.7 billion for the first six months of 2016 and 2015, respectively.

AAG and American’s principal investing activities in the 2016 period included expenditures of $3.1 billion and $3.0 billion, respectively, for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 15 Bombardier CRJ900 aircraft, 13 Airbus A321 aircraft, 12 Embraer 175 aircraft, 10 Boeing 737-800 aircraft, four Boeing 787 aircraft and two Boeing 777 aircraft, as well as $795 million in net purchases of short-term investments.

AAG and American’s principal investing activities in the 2015 period each included expenditures of $3.1 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 16 Airbus A321 aircraft, 14 Bombardier CRJ900 aircraft, 10 Boeing 737-800 aircraft, seven Airbus A319 aircraft, six Boeing 787 aircraft, six Embraer 175 aircraft and one Boeing 777 aircraft, as well as $1.7 billion in net purchases of short-term investments.

Financing Activities

AAG’s net cash used in financing activities was $1.0 billion and $188 million for the first six months of 2016 and 2015, respectively. American’s net cash provided by financing activities was $2.3 billion and $390 million for the first six months of 2016 and 2015, respectively.

AAG and American’s principal financing activities in the 2016 period each included proceeds of $4.5 billion from the issuance of debt, primarily including the $1.7 billion issuance of EETCs by American, $1.0 billion provided under the 2016 Term Loan Facility, the $844 million issuance of special facility revenue refunding bonds related to JFK and an additional $1.0 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by debt repayments of $2.2 billion by AAG and American, primarily including the repayment of approximately $588 million in remaining principal of the 2013 Citicorp Credit Facility Tranche B-2 and the refunding of approximately $1.0 billion of special facility revenue bonds related to JFK. In addition, AAG had cash outflows of $3.2 billion in share repurchases and $119 million in dividend payments.

AAG and American’s principal financing activities in the 2015 period included proceeds from the issuance of debt of $2.0 billion and $1.5 billion, respectively, primarily including the $1.0 billion issuance of EETCs by American and the $500 million issuance of 4.625% senior notes by AAG. These cash inflows were offset in part by debt repayments of $1.1 billion by AAG and American, including the $400 million repayment of American’s AAdvantage loan with Citibank. In addition, AAG had cash outflows of $931 million in share repurchases and $140 million in dividend payments.

Commitments

Significant Indebtedness

As of June 30, 2016, AAG and American had $23.1 billion and $21.3 billion, respectively, in long-term debt and capital leases (including current maturities of $1.7 billion each). There have been no material changes in our significant indebtedness as discussed in our 2015 Form 10-K, except for our new 2016 Credit Facilities, the repayment of the 2013 Citicorp Credit Facility Tranche B-2, the refinancing of certain special facility revenue bonds related to JFK, and new aircraft related indebtedness. See Note 5 to AAG’s condensed consolidated financial statements in Part I, Item 1A and Note 3 to American’s condensed consolidated financial statements in Part I, Item 1B for all indebtedness as of June 30, 2016, as well as 2016 financing activities.

Collateral Related Covenants

Certain of our debt financing agreements contain loan to value ratio covenants and require us to annually appraise the related collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part. We were in compliance with the collateral coverage tests for the 2013 Credit Facilities, 2013 Citicorp Credit Facility, the 2014 Credit Facilities and the 2016 Credit Facilities as of the most recent measurement dates.

Credit Ratings

The following table details our credit ratings as of June 30, 2016:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Credit Rating	Moody’s Corporate Family Rating
AAG	BB-	BB-	Ba3
American	BB-	BB-	*

*	The credit agency does not rate this category for the respective entity.

A decrease in our credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. If our financial performance or industry conditions worsen, we may face future downgrades, which could negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness. See Part II, Item 1A. Risk Factors – “Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, results of operations and financial condition” for additional discussion.

Aircraft and Engine Purchase Commitments

As of June 30, 2016, we have definitive purchase agreements with Airbus, Boeing and other manufacturers for the acquisition of the following mainline and regional aircraft:

	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter	Total
Airbus
A320 Family	12	20	—	—	—	—	32
A320neo Family	—	—	—	25	25	50	100
A350 XWB (1)	—	—	2	5	5	10	22

Boeing
737-800	10	20	—	—	—	—	30
737 MAX Family	—	4	16	20	20	40	100
787 Family	4	13	8	—	—	—	25

Bombardier
CRJ900 (2)	3	—	—	—	—	—	3

Embraer
ERJ175 (2)	12	12	—	—	—	—	24

Total	41	69	26	50	50	100	336

(1)

American and Airbus S.A.S. (Airbus) are parties to an Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007 (the Purchase Agreement) pursuant to which American agreed to acquire 22 A350 XWB aircraft (the A350s) from Airbus. On July 18, 2016, American and Airbus entered into an amendment to the Purchase Agreement (the Amendment), the principal purpose of which was to revise the delivery schedule of the A350s, and such revised delivery schedule is reflected in the table above. Prior to the effectiveness of the Amendment, the delivery schedule for the A350s was four in 2017, 10 in 2018, six in 2019 and two in 2020. The future payments schedule below reflects the Amendment.

(2)	These aircraft may be operated by wholly-owned subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.

We also have agreements for 49 spare engines to be delivered in 2016 and beyond. Under all of our aircraft and engine purchase agreements, our total future commitments as of June 30, 2016 are expected to be as follows (in millions):

	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter	Total
Payments for the above aircraft commitments and certain engines (1)	$1,931	$4,062	$2,199	$3,127	$3,146	$5,544	$20,009

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted a security interest in its purchase deposits with Boeing. Our purchase deposits held by all manufacturers totaled $1.1 billion as of June 30, 2016.

As of June 30, 2016, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: eight Airbus A320 family aircraft in 2016 and 20 Airbus A320 family aircraft in 2017, four Boeing 787 family aircraft in 2016 and 13 Boeing 787 family aircraft in 2017, seven Boeing 737-800 aircraft in 2016 and five Boeing 737-800 aircraft in 2017 and four Boeing 737 MAX family aircraft in 2017. In addition, we do not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully.”

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

AAG Contractual Obligations

The following table provides details of our future cash contractual obligations as of June 30, 2016:

	Payments Due by Period
	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter	Total
American
Debt and capital lease obligations (1), (3)	$688	$1,792	$1,830	$2,824	$3,280	$10,863	$21,277
Interest obligations (2), (3)	416	828	756	660	541	1,609	4,810
Commitments for aircraft and engine purchases (4)	1,931	4,062	2,199	3,127	3,146	5,544	20,009
Operating lease commitments (5)	1,463	2,148	1,895	1,683	1,536	4,912	13,637
Regional capacity purchase agreements (6)	772	1,407	1,104	986	852	2,398	7,519
Minimum pension obligations (7)	—	—	164	1,205	902	4,199	6,470
Retiree medical and other purchase obligations	277	423	310	210	123	371	1,714

Total American Contractual Obligations	$5,547	$10,660	$8,258	$10,695	$10,380	$29,896	$75,436

AAG and Other AAG Subsidiaries
Debt and capital lease obligations (1)	$—	$—	$500	$750	$506	$24	$1,780
Interest obligations (2)	49	97	82	67	14	9	318
Operating lease commitments	5	9	6	1	—	—	21

Total AAG Contractual Obligations	$5,601	$10,766	$8,846	$11,513	$10,900	$29,929	$77,555

(1)	Amounts represent contractual amounts due. Excludes $195 million and $16 million of unamortized debt discount and debt issuance costs as of June 30, 2016 for American and AAG, respectively.
(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at June 30, 2016.
(3)

Includes $10.1 billion of future principal payments and $2.6 billion of future interest payments, respectively, as of June 30, 2016, related to EETC notes associated with mortgage financings for the purchase of certain aircraft.

(4)	See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about these obligations.
(5)	Includes $1.6 billion of future minimum lease payments related to EETC leverage leased financings of certain aircraft as of June 30, 2016.
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

Capital Raising Activity and Other Possible Actions

In light of our significant financial commitments related to, among other things, new aircraft, the servicing and amortization of existing debt and equipment leasing arrangements, as well as future pension funding obligations, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations and these sources, however, may not be sufficient to cover cash contractual obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks or natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, or aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, the 2013 Credit Facilities, the 2014 Credit Facilities, the 2013 Citicorp Credit Facility, the 2016 Credit Facilities and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

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

Critical Accounting Policies and Estimates

In the second quarter of 2016, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2015 Form 10-K.

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

Aircraft Fuel

As of June 30, 2016, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Our 2016 forecasted mainline and regional fuel consumption is presently approximately 4.3 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $43 million increase in annual expense.

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

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of June 30, 2016 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are in the process of integrating policies, processes, people, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in internal controls related to the integration of US Airways Group and its subsidiaries into the post-Merger combined company, including the related adoption of common financial reporting and internal control practices for the combined company and associated updates and improvements to the combined control environment, during the quarter ended June 30, 2016, there has been no change in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2016.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed “Single-Dip” unsecured claims. As of June 30, 2016, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders as of the Effective Date.

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015 and plaintiffs’ request for further relief from the JPML was denied on February 4, 2016. Accordingly, the parties will continue to litigate the matter in Bankruptcy Court; a schedule for the remainder of the case has not yet been set. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. As of June 30, 2016, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.

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

Low-cost carriers, including so-called ultra-low-cost carriers, have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines and represent significant competitors, particularly for customers who fly infrequently and are price sensitive and tend not to be loyal to any one particular carrier. Some low-cost carriers, which have cost structures lower than ours, have better recent financial performance and have announced growth strategies including commitments to acquire significant numbers of aircraft for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our revenues and overall performance. For example, as a result of divestitures completed in connection with gaining regulatory approval for the Merger, low-fare, low-cost carriers have gained additional access in a number of markets, including Ronald Reagan Washington National Airport (DCA), a slot-controlled airport. The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.

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

We are party to antitrust-immunized cooperation agreements with British Airways, Iberia, Finnair, Royal Jordanian, Japan Airlines, LAN Airlines and LAN Peru. As part of the antitrust-immunized relationships, we have also established joint business agreements (JBAs) with British Airways, Iberia, and Finnair, and separately with Japan Airlines. We have signed a revised JBA with Qantas Airways and have applied for antitrust immunity with the DOT for the revised relationship, which application is still pending before the DOT. In addition, we have signed JBAs with certain air carriers of the LATAM Airlines Group and have applied for approval in the relevant jurisdictions affected by such agreements, which applications are still pending before the relevant regulators. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented.

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

Our business requires the appropriate and secure utilization of customer, employee, business partner and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyber-attacks or cyber intrusions over the Internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the European Union (EU)), including requirements for varying levels of customer notification in the event of a data breach.

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

Our business plan contemplates significant investments in modernizing our fleet and integrating the American and US Airways businesses. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of June 30, 2016, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2016-2020 would be approximately $14.5 billion. Accordingly, we will need substantial financing or other capital resources. In addition, as of the date of this report, we had not secured financing commitments for some of the aircraft that we have on order, and we cannot be assured of the availability or cost of that financing. In particular, as of June 30, 2016, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: eight Airbus A320 family aircraft in 2016 and 20 Airbus A320 family aircraft in 2017, four Boeing 787 family aircraft in 2016 and 13 Boeing 787 family aircraft in 2017, seven Boeing 737-800 aircraft in 2016 and five Boeing 737-800 aircraft in 2017 and four Boeing 737 MAX family aircraft in 2017. In addition, we do not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. The number of aircraft for which we do not have financing may change as we exercise purchase options or otherwise change our purchase and delivery schedules. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may only be available on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

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

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general economic conditions, general interest rates, rates set by the Federal Reserve and other central banks, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “AAG’s Market Risk Sensitive Instruments and Positions – Interest” and “American’s Market Risk Sensitive Instruments and Positions – Interest” in our 2015 Form 10-K.

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

The terms of the 2013 Credit Facilities, the 2013 Citicorp Credit Facility, the 2014 Credit Facilities and the 2016 Credit Facilities require AAG and American to ensure that AAG and its restricted subsidiaries maintain consolidated unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities in an aggregate amount not less than $2.0 billion, and the 2013 Citicorp Credit Facility also requires AAG and the other obligors thereunder to hold not less than $750 million (subject to partial reductions upon certain reductions in the outstanding amount of the loan) of that amount in accounts subject to control agreements.

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

We operate principally through hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs resulting from air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, facility disruptions, labor relations, power supplies, fuel supplies, terrorist activities, or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition.

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

A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain necessary personnel, including in particular pilots, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. For example, one of our significant third-party operators of regional capacity, Republic Airways Holdings Inc. (Republic), commenced a Chapter 11 bankruptcy case on February 25, 2016. As part of its restructuring process, Republic has to date reduced the fleet capacity available to us by 18 E170 aircraft and three E175 aircraft. We are negotiating an amendment to our contractual relationship with Republic, which as currently proposed contemplates further reduction of aircraft operated by Republic on our behalf. No assurance can be given that we will be able to successfully complete this renegotiation. We have taken various actions to mitigate the effects of this reduction in flying, including by adjusting our mainline schedule and seeking additional capacity from our wholly owned regional subsidiaries and other regional providers. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. As our regional segment provides revenues to us directly and indirectly (by providing flow traffic to our hubs), any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.

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

The United Kingdom held a referendum on June 23, 2016 regarding its membership in the EU in which a majority of the United Kingdom electorate voted in favor of the British government taking the necessary action for the United Kingdom to leave the EU. At this time, it is not certain what steps will need to be taken to facilitate the United Kingdom’s exit from the EU or the length of time, expected to be measured in years, that this may take. The implications of the United Kingdom withdrawing from the EU are similarly unclear at present because it is unclear what relationship the United Kingdom will have with the EU after withdrawal. We face risks associated with the uncertainty following the referendum and the consequences that may flow from the decision to exit the EU. Among other things, the exit of the United Kingdom from the EU could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, the exit of the United Kingdom from the EU could lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our joint business or code share partners. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts cannot be predicted. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.

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

Within the U.S., there is an increasing trend toward regulating GHG emissions directly under the Clean Air Act (CAA). In response to a 2012 ruling by the U.S. District Court for the District of Columbia, the EPA announced in June 2015 a proposed endangerment finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. A public hearing regarding the proposed endangerment finding was held in August 2015. If the EPA finalizes the endangerment finding, the EPA is obligated under the CAA to set aircraft engine GHG emission standards. It is anticipated that any such standards established by the EPA would closely align with emission standards currently being developed by ICAO. In February 2016, the ICAO Committee on Aviation Environmental Protection recommended that ICAO adopt carbon dioxide certification standards that would apply to new type aircraft certified beginning in 2020, and would be phased in for newly manufactured existing aircraft type designs starting in 2023.

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

A higher than normal number of pilot retirements, more stringent duty time regulations, increased flight hour requirements for commercial airline pilots and other factors have caused a shortage of pilots which could materially adversely affect our business.

We currently have a higher than normal number of pilots eligible for retirement. Among other things, the extension of pilot careers facilitated by the FAA’s 2007 modification of the mandatory retirement age from age 60 to age 65 has now been fully implemented, resulting in large numbers of pilots in the industry approaching the revised mandatory retirement age. Further, in July 2013, the FAA issued regulations that increased the flight hours required for pilots working for airlines certificated under Part 121 of the Federal Aviation Regulations. In addition, on January 4, 2014, more stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations took effect. These and other factors, including reductions in the number of military pilots being trained by the U.S. armed forces and available as commercial pilots upon their retirement from military service, have contributed to a shortage of qualified, entry-level pilots and increased compensation costs, particularly for our regional subsidiaries and our other regional partners. The foregoing factors have also led to increased competition from large, mainline carriers to hire pilots to replace retiring pilots. We believe that this industry-wide pilot shortage is becoming an increasing problem for airlines in the United States. Our regional partners have recently been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions, increased costs of operations, financial difficulties and other adverse effects, and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business.

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

Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for NOLs carried over from prior taxable years (NOL Carryforwards). As of December 31, 2015, we had available NOL Carryforwards of approximately $8.0 billion for regular federal income tax purposes which will expire, if unused, beginning in 2023, and approximately $4.0 billion for state income tax purposes which will expire, if unused, between 2016 and 2034. As of December 31, 2015, the amount of NOL Carryforwards for state income tax purposes that will expire, if unused, in 2016 is $136 million. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.

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

Since July 2014, as part of our capital deployment program, our Board of Directors has approved several share repurchase programs aggregating $9.0 billion of authority of which, as of June 30, 2016, $1.2 billion remained unused under repurchase programs that expire on December 31, 2017. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The repurchase programs may be limited, suspended or discontinued at any time without prior notice.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended June 30, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
April 2016	16,544,522	$38.92	16,544,522	$2,209
May 2016	14,621,037	$32.50	14,621,037	$1,734
June 2016	18,992,911	$29.68	18,992,911	$1,170

ITEM 5.	OTHER INFORMATION

Amendment to A350 XWB Purchase Agreement

American and Airbus S.A.S. (Airbus) are parties to an Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007 (the Purchase Agreement) pursuant to which American agreed to acquire 22 A350 XWB aircraft (the A350s) from Airbus. On July 18, 2016, American and Airbus entered into an amendment to the Purchase Agreement, the principal purpose of which was to revise the delivery schedule of the A350s as follows:

	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter	Total
Previous Delivery Schedule	—	4	10	6	2	—	22
Revised Delivery Schedule	—	—	2	5	5	10	22

ITEM 6.	EXHIBITS

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

American Airlines Group Inc.

Date: July 22, 2016	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: July 22, 2016	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1

Pass Through Trust Agreement, dated as of September 16, 2014, by and between American Airlines, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.2

Trust Supplement No. 2016-2AA, dated as of May 16, 2016, by and between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.3

Trust Supplement No. 2016-2A, dated as of May 16, 2016, by and between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.4

Intercreditor Agreement (2016-2), dated as of May 16, 2016, by and among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2016-2AA and as Trustee of the American Airlines Pass Through Trust 2016-2A, KfW IPEX-Bank GmbH, as Class AA Liquidity Provider and Class A Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.5

Deposit Agreement (Class AA), dated as of May 16, 2016, by and between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.6

Deposit Agreement (Class A), dated as of May 16, 2016, by and between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.7

Escrow and Paying Agent Agreement (Class AA), dated as of May 16, 2016, by and among Wilmington Trust, National Association, as Escrow Agent, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2016-2AA, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.8

Escrow and Paying Agent Agreement (Class A), dated as of May 16, 2016, by and among Wilmington Trust, National Association, as Escrow Agent, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2016-2A, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.9

Note Purchase Agreement, dated as of May 16, 2016, by and among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.10

Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (included in Exhibit B to Exhibit 4.9).

4.11	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (included in Exhibit C to Exhibit 4.9).

4.12	Form of Pass Through Trust Certificate, Series 2016-2AA (included in Exhibit A to Exhibit 4.2).

4.13	Form of Pass Through Trust Certificate, Series 2016-2A (included in Exhibit A to Exhibit 4.3).

Exhibit Number	Description

4.14

Revolving Credit Agreement (2016-2AA), dated as of May 16, 2016, by and between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-2AA, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.15

Revolving Credit Agreement (2016-2A), dated as of May 16, 2016, by and between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-2A, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

10.1#

Letter Agreement, dated as of April 28, 2016, by and between American Airlines Group Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to AAG and American’s Current Report on Form 8-K filed on April 29, 2016 (Commission File Nos. 1-8400 and 1-2691)).

10.2

Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, certain other subsidiaries of American Airlines Group Inc., as guarantors, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain other parties thereto.

10.3*	Supplemental Agreement No. 4, dated as of June 6, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2016, between American Airlines, Inc. and The Boeing Company.

10.4*	Supplemental Agreement No. 39, dated as of June 2, 2016, to Purchase Agreement No. 1977 dated as of October 31, 1997, between American Airlines, Inc. and The Boeing Company.

12.1	Computation of ratio of earnings to fixed charges of American Airlines Group Inc. for the six months ended June 30, 2016.

12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the six months ended June 30, 2016.

31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Confidential treatment has been requested with respect to certain portions of this agreement.
#	Indicates management contract or compensatory plan.