Form 10-Q/A
period 2016-06-30
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2016-07-25
CIK 6201, 4515

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

EXPLANATORY NOTE

American Airlines Group Inc. (“AAG”) and American Airlines, Inc. (“American Airlines”) are filing this Amendment No. 1 (the “Form 10-Q/A”) to their Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on July 22, 2016, solely to file certain ancillary tables and exhibits that were inadvertently omitted from Exhibits 10.3 and 10.4 in the Form 10-Q.

Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures. This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q.

PART II: OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages to this report are filed as part of, or incorporated by reference into, this report.

Exhibits required to be filed by Item 601 of Regulation S-K: Where the amount of securities authorized to be issued under any of our long-term debt agreements does not exceed 10 percent of our assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, we hereby agree to furnish to the Securities and Exchange Comission upon request a copy of any agreement with respect to such long-term debt.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: July 25, 2016	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: July 25, 2016	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Pass Through Trust Agreement, dated as of September 16, 2014, by and between American Airlines, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.2	Trust Supplement No. 2016-2AA, dated as of May 16, 2016, by and between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.3	Trust Supplement No. 2016-2A, dated as of May 16, 2016, by and between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.4	Intercreditor Agreement (2016-2), dated as of May 16, 2016, by and among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2016-2AA and as Trustee of the American Airlines Pass Through Trust 2016-2A, KfW IPEX-Bank GmbH, as Class AA Liquidity Provider and Class A Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.5	Deposit Agreement (Class AA), dated as of May 16, 2016, by and between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.6	Deposit Agreement (Class A), dated as of May 16, 2016, by and between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.7	Escrow and Paying Agent Agreement (Class AA), dated as of May 16, 2016, by and among Wilmington Trust, National Association, as Escrow Agent, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2016-2AA, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.8	Escrow and Paying Agent Agreement (Class A), dated as of May 16, 2016, by and among Wilmington Trust, National Association, as Escrow Agent, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2016-2A, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.9	Note Purchase Agreement, dated as of May 16, 2016, by and among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.10	Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (included in Exhibit B to Exhibit 4.9).

4.11	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (included in Exhibit C to Exhibit 4.9).

4.12	Form of Pass Through Trust Certificate, Series 2016-2AA (included in Exhibit A to Exhibit 4.2).

4.13	Form of Pass Through Trust Certificate, Series 2016-2A (included in Exhibit A to Exhibit 4.3).

Exhibit Number	Description

4.14	Revolving Credit Agreement (2016-2AA), dated as of May 16, 2016, by and between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-2AA, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.15	Revolving Credit Agreement (2016-2A), dated as of May 16, 2016, by and between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-2A, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

10.1#	Letter Agreement, dated as of April 28, 2016, by and between American Airlines Group Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to AAG and American’s Current Report on Form 8-K filed on April 29, 2016 (Commission File Nos. 1-8400 and 1-2691)).

10.2	Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, certain other subsidiaries of American Airlines Group Inc., as guarantors, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to AAG and American’s Quarterly Report on Form 10-Q filed on July 22, 2016 (Commission File Nos. 1-8400 and 1-2691)).

10.3*	Supplemental Agreement No. 4, dated as of June 6, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2016, between American Airlines, Inc. and The Boeing Company.

10.4*	Supplemental Agreement No. 39, dated as of June 2, 2016, to Purchase Agreement No. 1977 dated as of October 31, 1997, between American Airlines, Inc. and The Boeing Company.

12.1	Computation of ratio of earnings to fixed charges of American Airlines Group Inc. for the six months ended June 30, 2016 (incorporated by reference to Exhibit 12.1 to AAG and American’s Quarterly Report on Form 10-Q filed on July 22, 2016 (Commission File Nos. 1-8400 and 1-2691)).

12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the six months ended June 30, 2016 (incorporated by reference to Exhibit 12.2 to AAG and American’s Quarterly Report on Form 10-Q filed on July 22, 2016 (Commission File Nos. 1-8400 and 1-2691)).

31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) (incorporated by reference to Exhibit 32.1 to AAG and American’s Quarterly Report on Form 10-Q filed on July 22, 2016 (Commission File Nos. 1-8400 and 1-2691)).

32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) (incorporated by reference to Exhibit 32.2 to AAG and American’s Quarterly Report on Form 10-Q filed on July 22, 2016 (Commission File Nos. 1-8400 and 1-2691)).

101	Interactive data files pursuant to Rule 405 of Regulation S-T (incorporated by reference to Exhibit 101 to AAG and American’s Quarterly Report on Form 10-Q filed on July 22, 2016 (Commission File Nos. 1-8400 and 1-2691)).

*	Confidential treatment has been requested with respect to certain portions of this agreement.
#	Indicates management contract or compensatory plan.