Form 10-K
period 2016-12-31
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2017-02-22
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

As of February 17, 2017, there were 504,154,397 shares of American Airlines Group Inc. common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, was approximately $15 billion.

As of February 17, 2017, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

OMISSION OF CERTAIN INFORMATION

American Airlines Group Inc. and American Airlines, Inc. meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and have therefore omitted the information otherwise called for by Items 10-13 of Form 10-K as allowed under General Instruction I(2)(c).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to American Airlines Group Inc.’s 2017 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of American Airlines Group Inc.’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

American Airlines Group Inc.

American Airlines, Inc.

Form 10-K

Year Ended December 31, 2016

This combined Annual Report on Form 10-K is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” and similar terms refer to AAG and its consolidated subsidiaries. “AMR” or “AMR Corporation” refers to the Company during the period of time prior to its emergence from Chapter 11 and its acquisition of US Airways Group, Inc. (US Airways Group) on December 9, 2013. References to “US Airways Group” and “US Airways,” a subsidiary of US Airways Group, represent those entities during the period of time prior to AAG’s internal corporate restructuring on December 30, 2015. References in this Annual Report on Form 10-K to “mainline” refer to the operations of American, as applicable, and exclude regional operations.

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Securities Act of 1933, as amended (the Securities Act), the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about our plans, objectives, expectations, intentions, estimates and strategies for the future, and other statements that are not historical facts. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part I, Item 1A. Risk Factors, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our other filings with the Securities and Exchange Commission (the SEC), and other risks and uncertainties listed from time to time in our filings with the SEC.

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

PART I

ITEM 1. BUSINESS

Overview

American Airlines Group Inc. (AAG), a Delaware corporation, is a holding company and its principal, wholly-owned subsidiaries are American Airlines, Inc. (American), Envoy Aviation Group Inc. (Envoy), PSA Airlines, Inc. (PSA) and Piedmont Airlines, Inc. (Piedmont). AAG was formed in 1982 under the name AMR Corporation (AMR) as the parent company of American, which was founded in 1934. On December 9, 2013, a subsidiary of AMR merged with and into US Airways Group, Inc. (US Airways Group), a Delaware corporation, which survived as a wholly-owned subsidiary of AAG, and AAG emerged from Chapter 11 (the Merger). Upon closing of the Merger and emergence from Chapter 11, AMR changed its name to American Airlines Group Inc. On December 30, 2015, in order to simplify AAG’s internal corporate structure, US Airways Group merged with and into AAG, with AAG as the surviving corporation and, immediately thereafter, US Airways, Inc. (US Airways), a wholly-owned subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation.

AAG’s and American’s principal executive offices are located at 4333 Amon Carter Boulevard, Fort Worth, Texas 76155 and our telephone number is 817-963-1234.

Airline Operations

Our primary business activity is the operation of a major network carrier, providing scheduled air transportation for passengers and cargo.

Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, our airline operates an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries, principally from our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In 2016, approximately 199 million passengers boarded our mainline and regional flights. During 2016, we launched new nonstop service between Los Angeles International Airport (LAX) and Hong Kong as well as between LAX and Auckland, New Zealand. We also launched our first-ever regularly scheduled flights to Cuba in 2016 with non-stop service to Havana from Miami and Charlotte and to Cienfuegos, Holguin, Camaguey, Santa Clara and Varadero from Miami, making us amongst the top leaders in air service between the U.S. and Cuba.

As of December 31, 2016, we operated 930 mainline aircraft and are supported by our regional airline subsidiaries and third-party regional carriers, which operated an additional 606 regional aircraft. See Part I, Item 2. Properties for further discussion on our mainline and regional aircraft and “Regional” below for further discussion on our regional operations.

American is a founding member of the oneworld alliance, whose members and members-elect serve more than 1,000 destinations with approximately 14,250 daily flights to over 150 countries. See “Ticket Distribution and Marketing Agreements” below for further discussion on the oneworld alliance and other agreements with domestic and international airlines.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Operational Highlights,” “Financial Overview,” “AAG’s Results of Operations” and “American’s Results of Operations” for further discussion of AAG’s and American’s operating results and operating performance. Also, see Note 13 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 11 to American’s Consolidated Financial Statements in Part II, Item 8B for information regarding our operating segments and operating revenue in principal geographic areas.

Regional

We have arrangements with regional carriers to provide us with regional jet and turboprop service under the brand name “American Eagle.” The American Eagle carriers include our wholly-owned regional carriers, Envoy, PSA and Piedmont, as well as third-party regional carriers including Republic Airline Inc. (Republic), Mesa Airlines, Inc. (Mesa), Air Wisconsin Airlines Corporation (Air Wisconsin), Compass Airlines, LLC (Compass), ExpressJet Airlines, Inc. (ExpressJet), SkyWest Airlines, Inc. (SkyWest) and Trans States Airlines, Inc. (Trans States). These carriers are an integral component of our operating network. We rely heavily on feeder traffic from these carriers, which transport passengers to our hubs from low-density markets that are not economical for us to serve with larger, mainline aircraft. In addition, regional carriers offer complementary service in our existing mainline markets by operating flights during off-peak periods between mainline flights. During 2016, approximately 54 million passengers boarded our regional carriers’ planes, approximately 44% of whom connected to or from our mainline flights. Of these passengers, approximately 26 million were enplaned by our wholly-owned regional carriers and approximately 28 million were enplaned by third-party regional carriers. All American Eagle carriers use logos, service marks, aircraft paint schemes and uniforms similar to our mainline operations.

The American Eagle arrangements are principally in the form of capacity purchase agreements. The capacity purchase agreements provide that all revenues, including passenger, in-flight, ancillary, mail and freight revenues, go to us. In return, we agree to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that we reimburse 100% of certain variable costs, such as airport landing fees and passenger liability insurance. We control marketing, scheduling, ticketing, pricing and seat inventories.

A limited number of regional aircraft are operated for us under prorate agreements, under which the regional carriers receive a prorated share of ticket revenue and pay certain service fees to us. The prorate carriers are responsible for all costs incurred operating the applicable aircraft.

Cargo

Our cargo division provides a wide range of freight and mail services, with facilities and interline connections available across the globe. In 2016, we were named the Cargo Airline of the Year for the second year running and Best Cargo Airline from the Americas for the ninth consecutive year by Air Cargo News.

Ticket Distribution and Marketing Agreements

Passengers can purchase tickets for travel on American through several distribution channels, including our website (www.aa.com), our reservations centers and third-party distribution channels, including those provided by or through global distribution systems (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (e.g., Expedia, Orbitz and Travelocity). To remain competitive, we need to successfully manage our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. For more discussion, see Part I, Item 1A. Risk Factors – “We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.”

In general, beyond nonstop city pairs, carriers that have the greatest ability to seamlessly connect passengers to and from markets have a competitive advantage. In some cases, however, foreign governments limit U.S. air carriers’ rights to transport passengers beyond designated gateway cities in foreign countries. In order to improve access to domestic and foreign markets, we have arrangements with other airlines including the oneworld alliance, other cooperation agreements, joint business agreements (JBAs), and marketing relationships.

Member of oneworld Alliance

American is a founding member of the oneworld alliance, which includes Air Berlin, British Airways, Cathay Pacific Airways, Finnair, Iberia, Japan Airlines, LAN Airlines, Malaysia Airlines, Qantas Airways, Qatar Airways, Royal Jordanian, S7 Airlines, SriLankan Airlines and TAM Airlines. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers’ loyalty programs and access to the carriers’ airport lounge facilities.

Cooperation and Joint Business Agreements

American is party to antitrust-immunized cooperation agreements with British Airways, Iberia, Finnair, Royal Jordanian, Japan Airlines, LAN Airlines and LAN Peru. American has also established JBAs with British Airways, Iberia and Finnair, and separately Japan Airlines, that enable the carriers to cooperate on flights between particular destinations and allow pooling and sharing of certain revenues and costs, enhanced loyalty program reciprocity and cooperation in other areas. American and its joint business partners received regulatory approval to enter into these JBAs and cooperation agreements.

We signed a revised JBA with Qantas Airways and applied for antitrust immunity with the U.S. Department of Transportation (DOT) for the revised relationship, but we withdrew that application in November 2016 after it was tentatively denied by the DOT. However, we expect that our existing, more limited cooperation with Qantas will continue, and we intend to file a new application for antitrust immunity with the DOT later this year. In addition, we have signed JBAs with certain air carriers of the LATAM Airlines Group and have applied for approval in the relevant jurisdictions affected by such agreements, which applications are still pending before the relevant regulators.

Marketing Relationships

To improve access to each other’s markets, various U.S. and foreign air carriers, including American, have established marketing relationships with other airlines. These marketing agreements generally provide enhanced customer choice by means of an expanded network with reciprocal loyalty program participation and joint sales cooperation. American currently has marketing relationships with Air Berlin, Air Tahiti Nui, Alaska Airlines, British Airways, Cape Air, Cathay Pacific, Dragonair, EL AL, Etihad Airways, Fiji Airways, Finnair, Gulf Air, Hainan Airlines, Hawaiian Airlines, Iberia, Interjet, Japan Airlines, Jet Airways, Jetstar Group (includes Jetstar Airways and Jetstar Japan), Korean Air, LATAM (includes LAN Airlines, LAN Argentina, LAN Colombia, LAN Ecuador, LAN Peru, TAM Airlines and TAM Mercosur), Malaysia Airlines, Niki Airlines, Qantas Airways, Qatar Airways, Royal Jordanian, S7 Airlines, Seaborne Airlines and WestJet.

Loyalty Program

Our loyalty program, AAdvantage® was established to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage was named Best Elite Program in the Americas at the 2016 Freddie Awards. AAdvantage members earn mileage credits by flying on American, any oneworld airline or other partner airlines, or by using the services of over 1,000 program participants, such as the Citi and Barclaycard US co-branded credit cards, hotels and car rental companies. Mileage credits can be redeemed for free or upgraded travel on American and participating airlines, membership to our Admirals Club® or for other non-travel awards from our program participants.

All travel on eligible tickets counts toward qualification for elite status in the AAdvantage program. Elite members can enjoy additional benefits of the AAdvantage program, including complimentary upgrades, mileage bonuses, complimentary access to Preferred Seats, checked bags at no charge, First and Business Class check-in, priority security, priority boarding and priority baggage delivery.

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

During 2016, our members redeemed approximately 10 million awards including travel redemptions for flights and upgrades on American and other air carriers, as well as redemption of car and hotel awards, club memberships and merchandise. Approximately 6.3% of our 2016 total revenue passenger miles flown were from award travel.

In order to ensure we are rewarding our most loyal customers, we announced a program change effective in the second half of 2016 whereby our members began earning mileage credits based on dollars spent rather than distance flown for travel on American-marketed flights. In addition, our members earn bonus mileage credits when elite status is obtained. For every dollar spent, non-status members earn five mileage credits, but Gold, Platinum and Executive Platinum status holders earn bonus mileage credits of seven, eight and eleven mileage credits, respectively. Additionally, in January 2017, we added Platinum Pro as a fourth elite level for members. Platinum Pro status holders earn nine mileage credits for every dollar spent.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies and Estimates” for more information on our loyalty program.

Industry Competition

Domestic

The markets in which we operate are highly competitive. On most of our domestic non-stop routes, we currently face competing service from at least one, and sometimes more than one, domestic airline, including: Alaska Airlines, Allegiant Air, Delta Air Lines, Frontier Airlines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines, United Airlines and Virgin America. Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs. In addition, we face competition on some of our connecting routes from airlines operating point-to-point service on such routes. We also compete with all-cargo and charter airlines and, particularly on shorter segments, ground and rail transportation.

On all of our routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and loyalty program initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slack travel periods, when they begin service to new cities or when they have excess capacity, to generate cash flow, to maximize revenue per available seat mile and to establish, increase or preserve market share. We have often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Most airlines will quickly match price reductions in a particular market. In addition, low-fare, low-cost carriers, such as Southwest Airlines and JetBlue Airways, and so-called ultra-low-cost carriers, such as Allegiant Air, Frontier Airlines and Spirit Airlines, compete in many of the markets in which we operate and competition from these carriers is increasing.

In addition to price competition, airlines compete for market share by increasing the size of their route system and the number of markets they serve. The American Eagle regional carriers increase the number of markets we serve by flying to lower demand markets and providing connections at our hubs. Many of our competitors also own or have agreements with regional airlines that provide similar services at their hubs and other locations. We also compete on the basis of scheduling (frequency and flight times), availability of nonstop flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, loyalty programs, the automation of travel agent reservation systems, onboard products, markets served and other services. We compete with both major network airlines and low-cost carriers throughout our network.

International

In addition to our extensive domestic service, we provide international service to Canada, Central and South America, Asia, Europe, Australia and New Zealand. In providing international air transportation, we compete with U.S. airlines, foreign investor-owned airlines and foreign state-owned or state-affiliated airlines, including carriers based in the Middle East, the three largest of which we believe benefit from significant government subsidies. In order to increase our ability to compete for international air transportation service, which is subject to extensive government regulation, U.S. and foreign carriers have entered into marketing relationships, alliances, cooperation agreements and JBAs to exchange traffic between each other’s flights and route networks. See “Ticket Distribution and Marketing Agreements” above for further discussion.

Employees and Labor Relations

The airline business is labor intensive. In 2016, mainline and regional salaries, wages and benefits were our largest expense and represented approximately 35% of our total operating expenses.

Labor relations in the air transportation industry are regulated under the Railway Labor Act (RLA), which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements (CBAs). When an RLA CBA becomes amendable, if either party to the agreement wishes to modify its terms, it must notify the other party in the manner prescribed under the RLA and as agreed by the parties. Under the RLA, the parties must meet for direct negotiations, and, if no agreement is reached, either party may request the NMB to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months and even for several years. If no agreement is reached in mediation, the NMB in its discretion may declare under the RLA at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to binding arbitration. If arbitration is rejected by either party, an initial 30-day “cooling off” period commences. Following the conclusion of that 30-day “cooling off” period, if no agreement has been reached, “self-help” (as described below) can begin unless a Presidential Emergency Board (PEB) is established. A PEB examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and (if no resolution is reached) is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period (unless an agreement is reached, a PEB is established or action is taken by Congress), the labor organization may exercise “self-help,” such as a strike, and the airline may resort to its own “self-help,” including the imposition of any or all of its proposed amendments to the CBA and the hiring of new employees to replace any striking workers.

The table below presents our approximate number of active full-time equivalent employees as of December 31, 2016.

	Mainline Operations	Wholly-owned Regional Carriers	Total
Pilots and Flight Crew Training Instructors	13,400	3,400	16,800
Flight Attendants	24,700	2,200	26,900
Maintenance personnel	14,900	2,000	16,900
Fleet Service personnel	16,600	3,500	20,100
Passenger Service personnel	15,900	7,100	23,000
Administrative and other	16,000	2,600	18,600

Total	101,500	20,800	122,300

As of December 31, 2016, approximately 85% of our total active employees were represented by various labor unions and CBAs as detailed in the table below.

Union	Class or Craft	Employees (1)	Contract Amendable Date
Mainline: (2)
Allied Pilots Association (APA)	Pilots	13,100	2019
Association of Professional Flight Attendants (APFA)	Flight Attendants	24,200	2019
Airline Customer Service Employee Association – Communications Workers of America and International Brotherhood of Teamsters (CWA-IBT)	Passenger Service	16,000	2020
Transport Workers Union and International Association of Machinists & Aerospace Workers (TWU-IAM)	Mechanics and Related	12,800	2018
TWU-IAM	Fleet Service	16,200	2018
TWU-IAM	Stock Clerks	1,800	2018
TWU-IAM	Simulator Technicians	100	2021
TWU-IAM	Maintenance Control Technicians	100	2018
TWU-IAM	Maintenance Training Instructors	50	2018
TWU (Transport Workers Union)	Dispatchers	400	2021
TWU	Flight Crew Training Instructors	300	2021

Envoy: (3)
Air Line Pilots Associations (ALPA)	Pilots	1,800	2024
Association of Flight Attendants-CWA (AFA)	Flight Attendants	1,200	2020
TWU	Ground School Instructors	10	2019
TWU	Mechanics and Related	1,200	2020
TWU	Stock Clerks	100	2020
TWU	Fleet Service Clerks	3,400	2019
TWU	Dispatchers	100	2019
Communications Workers of America (CWA)	Passenger Service	3,900	Initial Contract in Negotiation

Piedmont: (3)
ALPA	Pilots	400	2024
AFA	Flight Attendants	200	2019
International Brotherhood of Teamsters (IBT)	Mechanics	300	2021
IBT	Stock Clerks	40	2021
CWA	Fleet and Passenger Service	3,200	2017
IBT	Dispatchers	20	2019
ALPA	Flight Crew Training Instructors	40	2024

PSA: (3)
ALPA	Pilots	1,100	2023
AFA	Flight Attendants	800	2017
International Association of Machinists & Aerospace Workers (IAM)	Mechanics	300	2016
TWU	Dispatchers	40	2014

(1)	Approximate number of active full-time equivalent employees covered by the contract as of December 31, 2016.

(2)

Our union-represented mainline employees are covered by agreements that are not currently amendable. Joint collective bargaining agreements (JCBAs) have been reached with post-Merger employee groups, except the approximately 35,000 maintenance, fleet service, stores and planner employees represented by the TWU-IAM who are covered by separate CBAs that are not yet amendable. Until those agreements become amendable, negotiations for JCBAs will be conducted outside the traditional RLA bargaining process as described above, and, in the meantime, no self-help will be permissible. In August 2016, we reached interim agreements with the TWU-IAM to move the employees they represent to new pay rates and to provide additional flexibility in assigning work to these employees. These new interim agreements provide immediate and significant pay increases and do not constitute new JCBAs, and negotiations for such JCBAs will continue.

(3)

Among our wholly-owned regional subsidiaries, the Piedmont fleet and passenger service employees and the PSA mechanics and dispatchers have agreements that are now amendable and are engaged in traditional RLA negotiations. The Envoy passenger service employees are engaged in traditional RLA negotiations for an initial CBA.

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

Aircraft Fuel

Our operations and financial results are significantly affected by the availability and price of jet fuel. Based on our 2017 forecasted mainline and regional fuel consumption, we estimate that a one cent per gallon increase in aviation fuel price would increase our 2017 annual fuel expense by $43 million.

The following table shows annual aircraft fuel consumption and costs, including taxes, for our mainline operations for 2016, 2015 and 2014 (gallons and aircraft fuel expense in millions).

Year	Gallons	Average Price per Gallon	Aircraft Fuel Expense	Percent of Total Mainline Operating Expenses
2016	3,596	$1.41	$5,071	17.6%
2015	3,611	1.72	6,226	21.6%
2014	3,644	2.91	10,592	33.2%

Total fuel expenses for our wholly-owned and third-party regional carriers operating under capacity purchase agreements of American were $1.1 billion, $1.2 billion and $2.0 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Fuel prices have fluctuated substantially over the past several years. We cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

Seasonality and Other Factors

Due to the greater demand for air travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. General economic conditions, fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather, natural disasters, outbreaks of disease and other factors could impact this seasonal pattern. Therefore, our quarterly results of operations are not necessarily indicative of operating results for the entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

Domestic and Global Regulatory Landscape

General

Airlines are subject to extensive domestic and international regulatory requirements. Domestically, the DOT and the Federal Aviation Administration (FAA) exercise significant regulatory authority over air carriers.

The DOT, among other things, oversees domestic and international codeshare agreements, international route authorities, competition and consumer protection matters such as advertising, denied boarding compensation and baggage liability. The Antitrust Division of the Department of Justice (DOJ) along with the DOT have jurisdiction over airline antitrust matters.

The FAA similarly exercises safety oversight and regulates most operational matters of our business, including how we operate and maintain our aircraft. FAA requirements cover, among other things, required technology and necessary onboard equipment; systems, procedures and training necessary to ensure the continuous airworthiness of our fleet of aircraft; safety measures and equipment; crew scheduling limitations and experience requirements; and many other technical aspects of airline operations. Additionally, the FAA sets pilot qualification standards and imposes complex rest requirements for pilots, as well as stringent duty period requirements for pilots and flight attendants.

The FAA also controls the national airspace system, including operational rules and fees for air traffic control (ATC) services. The efficiency, reliability and capacity of the ATC network has a significant impact on our costs and on the timeliness of our operations.

The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services.

Airport Access and Operations

Domestically, any U.S. airline authorized by the DOT is generally free to operate scheduled passenger service between any two points within the U.S. and its territories, with the exception of certain airports that require landing and take-off rights and authorizations (slots) and other facilities, and certain airports that impose geographic limitations on operations or curtail operations based on the time of day. Operations at three major domestic airports we serve (John F. Kennedy International Airport (JFK) and La Guardia Airport (LGA) in New York City, and Ronald Reagan Washington National Airport (DCA) in Washington, D.C.) and certain foreign airports we serve (including London Heathrow Airport (LHR)) are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In addition to slot restrictions, operations at LGA and DCA also are limited based on the stage length of the flight.

Our ability to provide service can also be impaired at airports, such as Chicago O’Hare International Airport (ORD) and LAX, where the airport gate and other facilities are inadequate to accommodate all of the service that we would like to provide.

Existing law also permits domestic local airport authorities to implement procedures and impose restrictions designed to abate noise, provided such procedures and restrictions do not unreasonably interfere with interstate or foreign commerce or the national transportation system. In some instances, these restrictions have caused curtailments in service or increases in operating costs.

Airline Fares, Taxes and User Fees

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

Airlines are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation, and to collect other taxes and charge other fees, such as foreign taxes, security fees and passenger facility charges. Airlines typically collect and pass along the collected amounts to the appropriate governmental agencies. Although these taxes and fees are not our operating expenses, they represent an additional cost to our customers. These taxes and fees are subject to increase from time to time.

DOT Passenger Protection Rules

The DOT regulates airline interactions with passengers through the reservations process, at the airport and on board the aircraft. Among other things, these regulations govern how our fares are displayed online, required customer disclosures, access by disabled passengers, handling of long onboard flight delays and reporting of mishandled bags. In addition, the DOT is likely to issue a regulation in 2017 that would require air carriers to refund checked bag fees in the event of certain delays in delivery.

International

International air transportation is subject to extensive government regulation, including aviation agreements between the U.S. and other countries or governmental authorities, such as the European Union (EU). Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. The U.S. government has negotiated “open skies” agreements with many countries, which allow unrestricted route authority access between the U.S. and the foreign markets. While the U.S. has worked to increase the number of countries with which open skies agreements are in effect, a number of markets important to us, including China, do not have open skies agreements.

In addition, foreign countries impose passenger protection rules, which are analogous to, and often meet or exceed the requirements of, the DOT passenger protection rules discussed above. In cases where these foreign requirements exceed the DOT rules, we may bear additional burdens and liabilities. Further, various foreign airport authorities impose noise restrictions at their local airports.

Security

Since shortly after the events of September 11, 2001, substantially all aspects of civil aviation security in the U.S. or affecting U.S. carriers have been controlled or regulated by the Transportation Security Administration (TSA). Requirements include flight deck security; carriage of federal air marshals at no charge; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports; and the provision of certain passenger data to the federal government and other international border security authorities, for security and immigration controls. Funding for the TSA is provided by a combination of air carrier fees, passenger fees and taxpayer funds. Customs and Border Protection, which, like the TSA, is part of the Department of Homeland

Security, also promulgates requirements, performs services and collects fees that impact our provision of services. Additionally, we have at times found it necessary or desirable to make significant expenditures to comply with security-related requirements while reducing their impact on our customers, such as expenditures for automated security screening lines at airports.

Environmental Matters

Environmental Regulation

The airline industry is subject to various laws and government regulations concerning environmental matters in the U.S. and other countries. U.S. federal laws that have a particular impact on our operations include the Airport Noise and Capacity Act of 1990, the Clean Air Act (CAA), the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act (Superfund Act). The U.S. Environmental Protection Agency (EPA) and other federal agencies have been authorized to promulgate regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental laws and regulations which are similar to or stricter than federal requirements.

Revised underground storage tank regulations issued by the EPA in 2015 could affect airport fuel hydrant systems, as certain of those systems may need to be modified in order to comply with applicable portions of the revised regulations. In addition, related to the EPA and state regulations pertaining to stormwater management, several U.S. airport authorities are actively engaged in efforts to limit discharges of deicing fluid into the environment, often by requiring airlines to participate in the building or reconfiguring of airport deicing facilities.

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

Aircraft Emissions and Climate Change Requirements

Many aspects of our operations are subject to increasingly stringent environmental regulations and concerns about climate change and greenhouse gas (GHG) emissions. For example, the EU has established the Emissions Trading Scheme (ETS) to regulate GHG emissions in the EU. The EU adopted a directive in 2008 under which each EU member state is required to extend the ETS to aviation operations. However, the EU ETS has never fully been imposed, in large part due to the global effort to moderate international aviation emissions solely through the International Civil Aviation Organization (ICAO). The U.S. enacted legislation in November 2012 intended to encourage an international solution through ICAO, but which also authorizes the U.S. Secretary of Transportation to prohibit U.S. airlines from participating in the ETS.

In October 2016, ICAO passed a resolution adopting the ICAO Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. The CORSIA applies to international aviation, and does not directly impact domestic U.S. flights. The CORSIA was supported by the board of Airlines For

America (the principal U.S. airline trade association), the International Airline Trade Association (IATA) (the principal international airline trade association), and by American and many other U.S. and foreign airlines. The CORSIA will increase operating costs for American and most other airlines, including other U.S. airlines that operate internationally, but the implementation of a global program, as compared to regional emission reduction schemes, should help to ensure that resulting increases in operating costs will be more predictable and more evenly applied to airlines. The CORSIA is expected to be implemented in phases, beginning in 2021. Certain details still need to be developed and the impact of the CORSIA cannot be fully predicted. On February 3, 2017, the European Commission proposed to extend its stay on the extra-territorial application of the EU ETS until 2021, in anticipation of the implementation of the ICAO CORSIA. The EU noted its intent to continue to apply ETS to intra-EU flights until at least 2021, but also stated that this could be revisited in light of the CORSIA. The EU stated that it plans to reevaluate ETS again in 2021, in light of its assessment of the progress to implement the CORSIA. The current EU ETS proposal must be approved through the EU Council and Parliament.

The EPA recently issued an endangerment finding that aircraft engine GHG emissions cause or contribute to air pollution, which is a precursor to EPA regulation of aircraft engine GHG emission standards. It is anticipated that any such standards established by EPA would closely align with emission standards currently being developed by ICAO. In February 2016, the ICAO Committee on Aviation Environmental Protection recommended that ICAO adopt carbon dioxide certification standards that would apply to new type aircraft certified beginning in 2020, and would be phased in for newly manufactured existing aircraft type designs starting in 2023.

In addition, several states, including California, have adopted or are considering initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional GHG cap and trade programs.

We have taken a number of actions that mitigate our GHG emissions and conserve fuel such as:

•	Retiring older aircraft and replacing them with new, more fuel-efficient aircraft

•	Reducing fuel consumption through our Fuel Smart Program, which is an employee-led effort to safely reduce fuel consumption

•	Working with the FAA and vendors to facilitate efficient airspace procedures, which also reduces aircraft emissions

•	Replacing existing cargo containers with lightweight versions

•	Purchasing new, more fuel-efficient ground support equipment, certain of which is alternative-fuel and electric powered.

For further information, see our annual Corporate Responsibility Report, available on our website at www.aa.com.

Impact of Regulatory Requirements on Our Business

Regulatory requirements, including but not limited to those discussed above, could affect operations and increase operating costs for the airline industry, including our airline subsidiaries, and future regulatory developments may continue to do the same in the future. See Part I, Item 1A. Risk Factors – “Ongoing data security requirements and obligations could increase our costs, and any significant data security incident could disrupt our operations and harm our reputation, business, results of operations and financial condition,” “If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations,” “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages,” “The airline industry is heavily taxed,” “We are subject to many forms of environmental and noise regulation and may incur substantial costs as a result” and “We are subject to risks associated with climate change, including increased regulation to reduce emissions of greenhouse gases” for additional information.

Available Information

Use of Websites to Disclose Information

Our website is located at www.aa.com. We have made and expect in the future to make public disclosures to investors and the general public of information regarding AAG and its subsidiaries by means of the investor relations section of our website as well as through the use of our social media sites, including Facebook and Twitter. In order to receive notification regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts (see phx.corporate-ir.net/4p0I.URL), join American’s circle (@AmericanAir) on Twitter and “like” American on its Facebook page (www.facebook.com/AmericanAirlines). None of the information or contents of our website or social media postings is incorporated into this Annual Report on Form 10-K.

Availability of SEC Reports

A copy of this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Risks Relating to AAG and Industry-Related Risks

Downturns in economic conditions could adversely affect our business.

Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our revenues. See also “The airline industry is intensely competitive and dynamic” below.

Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years and prices continue to be highly volatile.

Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of fuel can have a material effect on our operating results and liquidity. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose fuel surcharges or otherwise increase revenues sufficiently to offset fuel price increases. Similarly, we cannot predict the effect or the actions of our competitors if the current low fuel prices remain in place for a significant period of time or fuel prices decrease in the future.

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

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Accordingly, as of December 31, 2016, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.

If in the future we enter into derivative contracts to hedge our fuel consumption, there can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts. To the extent we use derivative contracts that have the potential to create an obligation to pay upon settlement if prices decline significantly, such derivative contracts may limit our ability to benefit from lower fuel costs in the future. Also, a rapid decline in the projected price of fuel at a time when we have fuel hedging contracts in place could materially adversely impact our short-term liquidity, because hedge counterparties could require that we post collateral in the form of cash or letters of credit. See also the discussion in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”

The airline industry is intensely competitive and dynamic.

Our competitors include other major domestic airlines and foreign, regional and new entrant airlines, as well as joint ventures formed by some of these airlines, many of which have more financial or other resources and/or lower cost structures than ours, as well as other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one low-cost air carrier. Our revenues are sensitive to the actions of other carriers in many areas including pricing, scheduling, capacity, amenities and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability.

Low-cost carriers, including so-called ultra-low-cost carriers, have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently and are price sensitive and tend not to be loyal to any one particular carrier. A number of low-cost carriers have announced growth strategies including commitments to acquire significant numbers of aircraft for delivery in the next few years. These low-cost carriers are attempting to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our revenues and overall performance. For example, as a result of divestitures completed in connection with gaining regulatory approval for the Merger, low-fare, low-cost carriers have gained additional access in a number of markets, including DCA, a slot-controlled airport. In addition, we and several other large network carriers have announced “basic economy” fares designed to compete against low-cost carriers and we cannot predict whether these initiatives will be successful or the competitive reaction of the low-cost carriers. The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.

Our presence in international markets is not as extensive as that of some of our competitors. In providing international air transportation, we compete to provide scheduled passenger and cargo service between the U.S. and various overseas locations with U.S. airlines, foreign investor-owned airlines and foreign state-owned or state-affiliated airlines, including carriers based in the Middle East, the three largest of which we believe benefit from significant government subsidies. Our international service exposes us to foreign economies and the potential for reduced demand, such as we have recently experienced in Brazil and Venezuela, when any foreign countries we serve suffer adverse local economic conditions. In addition, open skies agreements with an increasing number of countries around the world provide international airlines with open access to U.S. markets. See also “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.”

Certain airline alliances, joint ventures and joint businesses have been, or may in the future be, granted immunity from antitrust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered. Our ability to attract and retain customers is dependent upon, among other things, our ability to offer our customers convenient access to desired markets. Our business could be adversely affected if we are unable to maintain or obtain alliance and marketing relationships with other air carriers in desired markets.

We are party to antitrust-immunized cooperation agreements with British Airways, Iberia, Finnair, Royal Jordanian, Japan Airlines, LAN Airlines and LAN Peru. As part of the antitrust-immunized relationships, we have also established JBAs with British Airways, Iberia and Finnair, and separately with Japan Airlines. We signed a revised JBA with Qantas Airways and applied for antitrust immunity with the DOT for the revised relationship, but we withdrew that application in November 2016 after it was tentatively denied by the DOT. However, we expect that our existing, more limited cooperation with Qantas will continue, and we intend to file a new application for antitrust immunity with the DOT this year. In addition, we have signed JBAs with certain air carriers of the LATAM Airlines Group and have applied for approval in the relevant jurisdictions affected by such agreements, which applications are still pending before the relevant regulators. The foregoing arrangements are important aspects of our international network and we are dependent on the performance of the other airlines party to those agreements. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented.

Additional mergers and other forms of industry consolidation, including antitrust immunity grants, may take place and may not involve us as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with any such combinations, our competitive position relative to the post-combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks will grow, and that growth will result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us. Such consolidation is not limited to the U.S., but could include further consolidation among international carriers in Europe and elsewhere.

Ongoing data security requirements and obligations could increase our costs, and any significant data security incident could disrupt our operations and harm our reputation, business, results of operations and financial condition.

Our business requires the appropriate and secure utilization of customer, employee, business partner and other sensitive information, and confidence in the networks and systems that allow us to operate. We cannot be certain that we will not be the target of attacks on our networks and intrusions into our data, particularly given recent advances in technical capabilities, and increased financial and political motivations to carry out cyber-attacks on physical systems, gain unauthorized access to information, and make information unavailable for use through, for example, ransomware or denial-of-service attacks, and otherwise exploit new and existing vulnerabilities in our infrastructure. The risk of a data security incident or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, in response to these threats there has been heightened legislative and regulatory focus on attacks on critical infrastructures, including those in the transportation sector, and on data security in the U.S. and abroad (particularly in the EU), including requirements for varying levels of data subject notification in the event of a data security incident.

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

A significant data security incident or our failure to comply with applicable U.S. or foreign data security regulations or other data security standards may impact our brand and expose us to litigation and regulatory enforcement actions, resulting in fines, sanctions or other penalties. Such actions could further harm our reputation, adversely impact our relationship with our customers, employees, and stockholders, result in material financial impact, and disrupt business operations. Failure to appropriately address these issues could also give rise to similar legal risks and damages.

Our high level of debt and other obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and cause our business to be vulnerable to adverse economic and industry conditions.

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

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns, industry conditions and catastrophic external events, particularly relative to competitors with lower relative levels of financial leverage;

•	contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities;

•	contain restrictive covenants that could:

•	limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends;

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

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general economic conditions, general interest rates, rates set by the Federal

Reserve and other central banks, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “Interest.”

These obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.

We will need to obtain sufficient financing or other capital to operate successfully.

Our business plan contemplates significant investments in modernizing our fleet. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of December 31, 2016, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2017-2021 would be approximately $15.5 billion. Accordingly, we will need substantial financing or other capital resources to finance such aircraft. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

We have significant pension and other postretirement benefit funding obligations, which may adversely affect our liquidity, results of operations and financial condition.

Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. Currently, our minimum funding obligation for our pension plans is subject to favorable temporary funding rules that are scheduled to expire at the end of 2017. Our minimum pension funding obligations are likely to increase materially beginning in 2019, when we will be required to make contributions relating to the 2018 fiscal year. In addition, we may have significant obligations for other postretirement benefits, the ultimate amount of which depends on, among other things, the outcome of an adversary proceeding related to retiree medical and other postretirement benefits and life insurance obligations filed in the Chapter 11 Cases.

If our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity.

We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions (including, with respect to certain agreements, the failure of American to maintain certain levels of liquidity) to hold an amount of our cash (a holdback) equal to some or all of the advance ticket sales that have been processed by that credit card processor, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdbacks, up to and including 100% of relevant advanced ticket sales, could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.

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

None of the unions representing our employees presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. See also Part I, Item 1. Business – “Employees and Labor Relations.”

The inability to maintain labor costs at competitive levels would harm our financial performance.

Currently, we believe our labor costs are competitive relative to the other large network carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current or future labor negotiations, such as the employee profit sharing program we instituted effective January 1, 2016. As of December 31, 2016, approximately 85% of our employees were represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. Unions may also bring court actions and may seek to compel us to engage in bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create material additional costs that we did not anticipate.

Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.

We operate principally through hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs resulting from air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, facility disruptions, labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition.

If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations.

In order to operate our existing and proposed flight schedule and, where desirable, add service along new or existing routes, we must be able to maintain and/or obtain adequate gates, check-in counters, operations areas and office space. As airports around the world become more congested, we are not always able to ensure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports throughout our network, including due to inadequate facilities at desirable airports. Further, our operating costs at airports at which we operate, including our hubs, may increase significantly because of capital improvements at such airports that we may be required to fund, directly or indirectly. In some circumstances, such costs could be imposed by the relevant airport authority without our approval.

In addition, operations at three major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the FAA currently regulates the allocation of slots or slot exemptions at DCA and two New York City airports: JFK and LGA. In addition to slot restrictions, operations at LGA and DCA are also limited based on the stage length of the flight. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Beijing, Frankfurt, London Heathrow, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the IATA Worldwide Scheduling Guidelines and applicable local law. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. We cannot provide any assurance that regulatory changes regarding the allocation of slots or similar regulatory authority will not have a material adverse impact on our operations.

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

A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain necessary personnel, including in particular pilots, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Many of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Volatility in fuel prices, disruptions to capital markets and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have led to several bankruptcies among these operators. For example, one of our significant third-party operators of regional capacity, Republic Airways Holdings Inc. (Republic), commenced a Chapter 11 bankruptcy case on February 25, 2016. As part of Republic’s restructuring process and with bankruptcy court approval, we entered into an amendment to our contractual relationship with Republic that, among other things, provided for the reduction in the number of aircraft operated by Republic on our behalf to 76 E175 aircraft (a reduction of 20 E170 and nine E175 aircraft). In addition, we have reached a settlement with Republic that has resulted in the allowance of an unsecured claim on behalf of American in the amount of $250 million, to compensate us in part for losses and damages that we incurred under the existing contract with Republic, which is expected to be settled in the form of common stock of the restructured company. It is not possible, at this point, however, to quantify the value of a recovery on such claim. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.

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

We rely on third-party distribution channels, including those provided by or through global distribution systems (GDSs) (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (OTAs) (e.g., Expedia, including its booking sites Orbitz and Travelocity, and The Priceline

Group), to distribute a significant portion of our airline tickets, and we expect in the future to continue to rely on these channels and hope to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. These imperatives may affect our relationships with GDSs and OTAs, including as consolidation of OTAs continues or is proposed to continue, and require us to make significant investments in potential new distribution technologies. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.

Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the TSA and the Department of Homeland Security have issued a number of directives and other regulations, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.

For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft. Additionally, our failure to comply with such requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In the future, new regulatory requirements could have a material adverse effect on us and the industry.

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

•

the granting and timing of certain governmental approvals (including antitrust or foreign government approvals) needed for codesharing alliances, joint businesses and other arrangements with other airlines;

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

Any significant reduction in air traffic capacity at and in the airspace serving key airports in the U.S. or overseas could have a material adverse effect on our business, results of operations and financial condition. In addition, the United States National Airspace System (the ATC system) is not successfully managing the growing demand for U.S. air travel. Air traffic controllers rely on outdated procedures and technologies that are routinely overwhelmed and compel airlines to fly inefficient routes or take significant delays on the ground. The ATC system’s inability to handle existing travel demand has led government agencies to implement short-term capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions of air traffic. The outdated technologies also cause the ATC to be less resilient in the event of a failure. For example, in 2014 the ATC systems in Chicago took weeks to recover following a fire in the ATC tower at ORD, which resulted in thousands of cancelled flights.

The FAA has embarked on transforming the national airspace system, to include migration from the current radar-based air traffic control system to a GPS-based system. This ATC modernization, generally referred to as “NextGen,” has been plagued by delays and cost overruns, and it remains uncertain when the full array of benefits expected from ATC modernization will be available to the public and the airlines. Failure to update the ATC system in a timely manner and the substantial funding requirements that may be imposed on airlines of a modernized ATC system may have a material adverse effect on our business. We support legislative efforts that would establish a nimble not-for-profit entity better suited to manage the long-term investments in technology and provide a governance structure needed to successfully implement NextGen and improve the operation of the air traffic control system.

Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities, such as the EU, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries we serve are subject to periodic renegotiation. We currently operate a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures, JBAs, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU, including LHR. As a result of the agreement, we face increased competition in these markets, including LHR. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations. The U.S. government has negotiated “open skies” agreements with many countries, which allow unrestricted route authority access between the U.S. and the foreign markets. While the U.S. has worked to increase the number of countries with which open skies agreements are in effect, a number of markets important to us, including China, do not have open skies agreements.

The airline industry is heavily taxed.

The airline industry is subject to extensive government fees and taxation that negatively impact our revenue and profitability. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a passenger facility charge per passenger on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as passenger security fees), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes and fees are not operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers, and we may not be able to recover all of these charges from our customers. Increases in such taxes, fees and charges could negatively impact our business, results of operations and financial condition.

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

We have recently instituted, and intend to institute in the future, changes to our business model to increase revenues and offset costs. These measures include premium economy service, basic economy service and charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure you that these measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline. Also, any new and increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.

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

Acts of terrorism or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats, attacks and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks of September 11, 2001 and any other such measures that may be introduced in the future generate higher operating costs for airlines. The Aviation and Transportation Security Act mandated improved flight deck security, deployment of federal air marshals on board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to the U.S. Customs and Border Protection Agency and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue. Implementation of and compliance with increasingly-complex security and customs requirements will continue to result in increased costs for us and our passengers, and have caused and likely will continue to cause periodic service disruptions and delays. We have at times found it necessary or desirable to make significant expenditures to comply with security-related requirements while seeking to reduce their impact on our customers, such as expenditures for automated security screening lines at airports. As a result of competitive pressure, and the need to improve security screening throughput to support the pace of our operations, it is unlikely that we will be able to capture all security-related costs through increased fares. In addition, we cannot forecast what new security requirements may be imposed in the future, or their impact on our business.

We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.

We operate a global business with operations outside of the U.S. Our current international activities and prospects have been and in the future could be adversely affected by reversals or delays in the opening of foreign markets, increased competition in international markets, the performance of our alliance, joint business and codeshare partners in a given market, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. In particular, fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency.

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

The United Kingdom held a referendum in June 2016 regarding its membership in the EU in which a majority of the United Kingdom electorate voted in favor of the British government taking the necessary action for the United Kingdom to leave the EU. At this time, it is not certain what steps will need to be taken to facilitate the United Kingdom’s exit from the EU or the length of time, expected to be measured in years, that this may take. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. The implications of the United Kingdom withdrawing from the EU are similarly unclear at present because it is unclear what relationship the United Kingdom will have with the EU after withdrawal. We face risks associated with the uncertainty following the referendum and the consequences that may flow from the decision to exit the EU. Among other things, the exit of the United Kingdom from the EU could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, the exit of the United Kingdom from the EU could lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts cannot be predicted. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.

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

We are also subject to other environmental laws and regulations, including those that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of waste directly attributable to us. We have liability for investigation and remediation costs at various sites, although such costs currently are not expected to have a material adverse effect on our business.

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

There is increasing global regulatory focus on climate change and GHG emissions. For example, in October 2016, ICAO passed a resolution adopting the CORSIA, which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. The CORSIA was supported by the board of Airlines For America (the principal U.S. airline trade association) and IATA (the principal international airline trade association), and by American and many other U.S. and foreign airlines. The CORSIA will increase operating costs for American and most other airlines, including other U.S. airlines that operate internationally, but the implementation of a global program, as compared to regional emission reduction schemes, should help to ensure that these costs will be more predictable and more evenly applied to American and its competitors. The CORSIA is expected to be implemented in phases, beginning in 2021. Certain details still need to be developed and the impact of the CORSIA cannot be fully predicted. While we do not anticipate any significant emissions allowance expenditures in 2017, compliance with the CORSIA or similar emissions-related requirements could significantly increase our operating costs beyond 2017. Further, the potential impact of the CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets and the number of future flights subject to such emissions-related requirements. These costs have not been completely defined and could fluctuate.

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

The EPA recently issued an endangerment finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare, which is a precursor to EPA regulation of aircraft engine GHG emission standards. It is anticipated that any such standards established by the EPA would closely align with emission standards currently being developed by ICAO. In February 2016, the ICAO Committee on Aviation Environmental Protection recommended that ICAO adopt carbon dioxide certification standards that would apply to new type aircraft certified beginning in 2020, and would be phased in for newly manufactured existing aircraft type designs starting in 2023.

In addition, several states have adopted or are considering initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional GHG cap and trade programs. Depending on the scope of such regulation, certain of our facilities and operations, or the operations of our suppliers, may be subject to additional operating and other permit requirements, likely resulting in increased operating costs.

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

We are highly dependent on technology and automated systems to operate our business. These technologies and systems include our computerized airline reservation system, flight operations systems, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information, as well as issue electronic tickets and process critical financial information in a timely manner. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our automated systems are not functioning or if our third-party service providers were to fail to adequately provide technical support, system maintenance or timely software upgrades for any one of our key existing systems, we could experience service disruptions or delays, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all, and any transition time to a new system may be significant.

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

Among the principal risks of integrating our businesses and operations are the risks relating to integrating various computer, communications and other technology systems that will be necessary to operate US Airways and American as a single airline and to achieve cost synergies by eliminating redundancies in the businesses. While we have to date successfully integrated several of our systems, including our customer reservations system and our pilot and fleet scheduling system, we still have to complete several additional important system integration projects. The integration of these systems in a number of prior airline mergers has taken longer, been more disruptive and cost more than originally forecast. The implementation process to integrate these various systems will involve a number of risks that could adversely impact our business, results of operations and financial condition. New systems will replace multiple legacy systems and the related implementation will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.

We cannot assure you that our security measures, change control procedures or disaster recovery plans will be adequate to prevent disruptions or delays in connection with systems integration or replacement. Disruptions in or changes to these systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.

We are at risk of losses and adverse publicity stemming from any accident involving our aircraft or the aircraft of our regional or codeshare operators.

If one of our aircraft, an aircraft that is operated under our brand by one of our regional operators, or an aircraft that is operated by an airline with which we have a marketing alliance, joint business or codeshare relationship were to be involved in an accident, incident or catastrophe, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident, incident or catastrophe involving an aircraft operated by us, operated under our brand by one of our regional operators or operated by one of our codeshare partners could create a public perception that our aircraft or those of our regional operators or codeshare partners are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition.

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

Our business, results of operations and financial condition have been and will continue to be affected by many changing economic and other conditions beyond our control, including, among others:

•

actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation, higher interest rates, wars, terrorist attacks and political instability;

•	changes in consumer preferences, perceptions, spending patterns and demographic trends;

•	changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations, and other factors;

•	actual or potential disruptions to the ATC systems;

•	increases in costs of safety, security, and environmental measures;

•	outbreaks of diseases that affect travel behavior; and

•	weather and natural disasters.

In particular, an outbreak of a contagious disease such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus or any other similar illness, if it were to become associated with air travel or persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.

A higher than normal number of pilot retirements, more stringent duty time regulations, increased flight hour requirements for commercial airline pilots and other factors have caused a shortage of pilots which could materially adversely affect our business.

We currently have a higher than normal number of pilots eligible for retirement. Among other things, the extension of pilot careers facilitated by the FAA’s 2007 modification of the mandatory retirement age from age 60 to age 65 has now been fully implemented, resulting in large numbers of pilots in the industry approaching the revised mandatory retirement age. Further, in July 2013, the FAA issued regulations that increased the flight hours required for pilots working for airlines certificated under Part 121 of the Federal Aviation Regulations. In addition, on January 4, 2014, more stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations took effect. These and other factors, including reductions in the number of military pilots being trained by the U.S. armed forces and available as commercial pilots upon their retirement from military service, have contributed to a shortage of qualified, entry-level pilots and increased compensation costs, particularly for our regional subsidiaries and our other regional partners who are being required by market conditions to pay significantly increased wages and large signing bonuses to their pilots in an attempt to achieve desired staffing levels. The foregoing factors have also led to increased competition from large, mainline carriers to hire pilots to replace retiring pilots. We believe that this industry-wide pilot shortage is becoming an increasing problem for airlines in the United States. Our regional partners have recently been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions, increased costs of operations, financial difficulties and other adverse effects, and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business.

Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly, and our ability to continue to obtain insurance even at current prices remains uncertain. If we are unable to maintain adequate insurance coverage, our business could be materially and adversely affected. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass along additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity.

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved, and additional claims may arise in the future. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a legal proceeding is resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to operate or market our services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business. Additional information regarding certain legal matters in which we are involved can be found in Part I, Item 3. Legal Proceedings.

Our ability to utilize our NOL Carryforwards may be limited.

Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards). As of December 31, 2016, we had available NOL Carryforwards of approximately $10.5 billion for regular federal income tax purposes which will expire, if unused, beginning in 2022, and approximately $3.7 billion for state income tax purposes which will expire, if unused, between 2017 and 2036. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.

A corporation’s ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50 percent during a rolling three-year period). We experienced an ownership change in connection with our emergence from the Chapter 11 Cases and US Airways Group experienced an ownership change in connection with the Merger. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $8.9 billion of unlimited NOL still remaining at December 31, 2016) of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules are determined not to apply, our ability to utilize such federal NOL Carryforwards may be subject to limitation. Substantially all of our remaining federal NOL Carryforwards (attributable to US Airways Group and its subsidiaries) are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.

Notwithstanding the foregoing, an ownership change subsequent to our emergence from the Chapter 11 Cases may severely limit or effectively eliminate our ability to utilize our NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on our ability to utilize our NOL Carryforwards, our Restated Certificate of Incorporation (Certificate of Incorporation) contains transfer restrictions applicable to certain substantial stockholders. These restrictions may adversely affect the ability of certain holders of AAG common stock to dispose of or acquire shares of AAG common stock. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, no assurance can be given that an ownership change will not occur even with these restrictions in place.

Our ability to use our NOL Carryforwards also will depend on the amount of taxable income generated in future periods. The NOL Carryforwards may expire before we can generate sufficient taxable income to use them.

We have a significant amount of goodwill, which is assessed for impairment at least annually. In addition, we may never realize the full value of our intangible assets or long-lived assets, causing us to record material impairment charges.

Goodwill is not amortized, but is assessed for impairment at least annually. In accordance with applicable accounting standards, we are required to assess our indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. In addition, we are required to assess certain of our other long-lived assets for impairment if conditions indicate that an impairment may have occurred.

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

Since July 2014 and through December 31, 2016, as part of our capital deployment program, we expended an aggregate of $9.0 billion to repurchase shares of our common stock under several share repurchase programs approved by our Board of Directors, and in January 2017, our Board of Directors authorized a new $2.0 billion share repurchase program that expires on December 31, 2018. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The repurchase programs may be limited, suspended or discontinued at any time without prior notice.

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

Certain provisions of our Certificate of Incorporation and Second Amended and Restated Bylaws (Bylaws) may have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in our best interest and the best interest of our stockholders. These provisions include, among other things, the following:

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

Our Certificate of Incorporation and Bylaws include certain provisions that limit voting and ownership and disposition of our equity interests. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved Securities and Exchange Commission staff comments at December 31, 2016.

ITEM 2.  PROPERTIES

Flight Equipment and Fleet Renewal

As of December 31, 2016, American operated a mainline fleet of 930 aircraft. In 2016, we continued our extensive fleet renewal program, which has provided us with the youngest fleet of the major U.S. network carriers. During 2016, American took delivery of 55 new mainline aircraft and retired 71 aircraft. We are supported by our wholly-owned and third-party regional carriers that fly under capacity purchase agreements operating as American Eagle. As of December 31, 2016, American Eagle operated 606 regional aircraft. During 2016, we increased our regional fleet by 61 regional aircraft, we removed and placed in temporary storage one Embraer ERJ 140 aircraft and retired 41 other regional aircraft.

Mainline

As of December 31, 2016, American’s mainline fleet consisted of the following aircraft:

	Average Seating Capacity	Average Age (Years)	Owned	Leased	Total
Airbus A319	128	12.8	19	106	125
Airbus A320	150	15.5	10	41	51
Airbus A321	178	4.9	153	46	199
Airbus A330-200	258	5.0	15	—	15
Airbus A330-300	291	16.4	4	5	9
Boeing 737-800	160	7.7	123	161	284
Boeing 757-200	179	17.9	39	12	51
Boeing 767-300ER	211	19.5	28	3	31
Boeing 777-200ER	263	16.0	44	3	47
Boeing 777-300ER	310	2.8	18	2	20
Boeing 787-8	226	1.3	17	—	17
Boeing 787-9	285	0.2	4	—	4
Embraer 190	99	9.2	20	—	20
McDonnell Douglas MD-80	140	22.0	25	32	57

Total		10.3	519	411	930

Regional

As of December 31, 2016, the fleet of our wholly-owned and third-party regional carriers operating as American Eagle consisted of the following aircraft:

	Average Seating Capacity	Owned	Leased	Owned or Leased by Regional Carrier	Total	Operating Regional Carrier	Number of Aircraft Operated
Bombardier CRJ 200	50	12	23	85	120	Air Wisconsin PSA ExpressJet	65 35 11
						SkyWest	9

						Total	120

Bombardier CRJ 700	66	54	7	18	79	Envoy PSA	35 26
						SkyWest	18

						Total	79

Bombardier CRJ 900	77	54	—	64	118	Mesa PSA	64 54

						Total	118

De Havilland Dash 8-100	37	23	—	—	23	Piedmont	23

De Havilland Dash 8-300	48	—	11	—	11	Piedmont	11

Embraer ERJ 175	77	48	—	76	124	Republic Envoy	76 28
						Compass	20

						Total	124

Embraer ERJ 140 (1)	44	13	—	—	13	Envoy	13

Embraer ERJ 145	50	118	—	—	118	Envoy Trans States ExpressJet Piedmont	77 15 14 12

						Total	118

Total		322	41	243	606		606

(1)	Excluded from the total operating aircraft count above are 46 owned Embraer ERJ 140s that are being held in temporary storage.

See Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 9 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on our capacity purchase agreements with third-party regional carriers.

Aircraft and Engine Purchase Commitments

As of December 31, 2016, we had definitive purchase agreements with Airbus, Boeing and Embraer for the acquisition of the following mainline and regional aircraft:

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Airbus
A320 Family	20	—	—	—	—	—	20
A320neo Family	—	—	25	25	25	25	100
A350 XWB	—	2	5	5	5	5	22
Boeing
737-800	20	—	—	—	—	—	20
737 MAX Family	4	16	20	20	20	20	100
787 Family	13	8	—	—	—	—	21
Embraer
ERJ175 (1)	12	—	—	—	—	—	12

Total	69	26	50	50	50	50	295

(1)	These aircraft may be operated by wholly-owned regional subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.

We also have agreements for 42 spare engines to be delivered in 2017 and beyond.

We do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 12 Boeing 737-800 aircraft, nine Airbus A320 family aircraft, eight Boeing 787 family aircraft and four Boeing 737 MAX family aircraft. In addition, we do not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. See Part I, Item 1A. Risk Factors –“We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.

See Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 9 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on aircraft and engine acquisition commitments.

Other Information

For information concerning the estimated useful lives and residual values for owned aircraft and terms for leased aircraft, see Note 1 and Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 1 and Note 9 to American’s Consolidated Financial Statements in Part II, Item 8B.

Ground Properties

At each airport where we conduct flight operations, we lease passenger, operations and baggage handling space, generally from the airport operator, but in some cases on a subleased basis from other airlines. Our agreements with airports also provide for the non-exclusive use of runways, taxiways and other improvements and facilities; landing fees under these agreements typically are based on the number of landings and weight of aircraft. These leases and use agreements generally contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. Additionally, our main operational facilities are associated with our hubs. At these locations and in other cities we serve, we maintain administrative offices, catering, cargo, training, maintenance and other facilities, in each case as necessary to support our operations in the particular city.

We own our corporate headquarters buildings in Fort Worth, Texas. We lease or have built on leased property our training facilities in Fort Worth, Texas, our principal overhaul and maintenance base in Tulsa, Oklahoma, our regional reservation offices and administrative offices throughout the U.S. and abroad. In 2016, we broke ground on our new headquarters campus in Fort Worth, Texas, which will be named after former American Chairman and Chief Executive Officer, Robert Crandall.

For information concerning the estimated lives for owned ground properties and terms for lease properties, see Note 1 and Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 1 and Note 9 to American’s Consolidated Financial Statements in Part II, Item 8B.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of December 31, 2016, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.

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

DOJ Antitrust Civil Investigative Demand. In June 2015, we received a Civil Investigative Demand (CID) from the DOJ as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from us, and other airlines have announced that they have received similar requests. We are cooperating fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, we, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia. On October 28, 2016, the Court denied a motion by the airline defendants to dismiss all claims in the class actions. Both the DOJ investigation and these lawsuits are in their relatively early stages and we intend to defend these matters vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation to consolidate the Fjord matter with the putative class action lawsuits, which was denied on October 15, 2015. A jointly proposed schedule for the remainder of the case was submitted on September 7, 2016, which has not yet been accepted by the Bankruptcy Court. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

DOJ Investigation Related to the United States Postal Service. In April 2015, the DOJ informed us of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air. In October 2015, we received a CID from the DOJ seeking certain information relating to these contracts and the DOJ has also sought information concerning certain of the airlines that transport mail on a codeshare basis. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. We are cooperating fully with the DOJ with regard to its investigation.

General. In addition to the specifically identified legal proceedings, we and our subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although we will vigorously defend ourselves in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain but could be material. See Part I, Item 1A. Risk Factors –“We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity” for additional discussion.

ITEM 4. MINE	SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR AMERICAN AIRLINES GROUP’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

Our common stock is listed on the NASDAQ Global Select Market (NASDAQ) under the symbol “AAL.” There is no trading market for the common stock of American, which is a wholly-owned subsidiary of AAG.

As of February 17, 2017, the closing price of our common stock was $46.91 and there were 11,356 holders of record.

Information on securities authorized for issuance under our equity compensation plans will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders of American Airlines Group Inc. (the Proxy Statement) under the caption “Equity Compensation Plan Information” and is incorporated by reference into this Annual Report on Form 10-K.

Market Prices and Dividends of Common Stock

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock on NASDAQ and cash dividends declared by our Board of Directors:

		Common Stock Prices
Year Ended December 31	Period	High	Low	Cash Dividends Declared (Per share)
2016	Fourth Quarter	$50.64	$36.33	$0.10
	Third Quarter	39.52	27.12	0.10
	Second Quarter	41.76	24.85	0.10
	First Quarter	43.78	34.76	0.10

2015	Fourth Quarter	$47.09	$37.42	$0.10
	Third Quarter	44.59	34.10	0.10
	Second Quarter	53.47	38.45	0.10
	First Quarter	56.20	45.95	0.10

In January 2017, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on February 13, 2017, and payable on February 27, 2017.

The total cash payment for dividends during the years ended December 31, 2016 and 2015 was $224 million and $278 million, respectively. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

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

The following stock performance graph compares our cumulative total stockholder returns of our common stock to the Standard and Poor’s (S&P) 500 Stock Index and the New York Stock Exchange

(NYSE) ARCA Airline Index from December 9, 2013 (the first trading day of our common stock, AAL) through December 31, 2016. The comparison assumes $100 was invested on December 9, 2013 in our common stock and in each of the foregoing indices and assumes that all dividends were reinvested. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/9/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
American Airlines Group Inc. (AAL)	$100	$103	$219	$175	$194
NYSE ARCA Airline Index (XAL)	100	102	152	127	162
S&P 500 Index (GSPC)	100	102	114	113	124

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2016, we repurchased 119.8 million shares of AAG common stock for $4.4 billion at a weighted average cost per share of $36.86. During the year ended December 31, 2015, we repurchased 85.1 million shares of AAG common stock for $3.6 billion at a weighted average cost per share of $42.09. Since the inception of the share repurchase programs in July 2014, we have repurchased 228.4 million shares of AAG common stock for $9.0 billion at a weighted average cost per share of $39.41.

The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended December 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
October 2016	2,220,838	$38.96	2,220,838	$468
November 2016	3,451,282	$45.20	3,451,282	$312
December 2016	6,496,015	$48.02	6,496,015	$—

As of December 31, 2016, there was no remaining authority to repurchase shares under our existing share repurchase programs. However, in January 2017, our Board of Directors authorized a new $2.0 billion share repurchase program that expires on December 31, 2018, bringing the total amount authorized for share repurchase programs since July 2014 to $11.0 billion.

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

Separate from our share repurchase programs, during 2016, we also withheld approximately 1.4 million shares of AAG common stock and paid approximately $56 million in satisfaction of certain tax withholding obligations associated with employee equity awards.

Ownership Restrictions

AAG’s Certificate of Incorporation and Bylaws provide that, consistent with the requirements of Subtitle VII of Title 49 of the United States Code, as amended (the Aviation Act), any persons or entities who are not a “citizen of the United States” (as defined under the Aviation Act and administrative interpretations issued by the DOT, its predecessors and successors, from time to time), including any agent, trustee or representative of such persons or entities (a non-citizen), shall not, in the aggregate, own (beneficially or of record) and/or control more than (a) 24.9% of the aggregate votes of all of our outstanding equity securities or (b) 49.0% of our outstanding equity securities. Our Certificate of Incorporation and Bylaws further specify that it is the duty of each stockholder who is a non-citizen to register his, her or its equity securities on our foreign stock record and provide for remedies applicable to stockholders that exceed the voting and ownership caps described above.

In addition, to reduce the risk of a potential adverse effect on our ability to use our NOL Carryforwards and certain other tax attributes for federal income tax purposes, our Certificate of Incorporation contains certain restrictions on the acquisition and disposition of our common stock by substantial stockholders (generally holders of more than 4.75%).

See Part I, Item 1A. Risk Factors – “AAG’s Certificate of Incorporation and Bylaws include provisions that limit voting and acquisition and disposition of our equity interests.” Also see AAG’s Certification of Incorporation and Bylaws, which are filed as Exhibits 3.1 and 3.2 hereto, for the full text of the foregoing restrictions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data of AAG

The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are derived from AAG’s audited consolidated financial statements. On December 9, 2013, a subsidiary of AMR merged with and into US Airways Group, which survived as a wholly-owned subsidiary of AAG. Therefore, AAG’s consolidated financial data provided in the tables below includes the results of US Airways Group beginning on December 9, 2013, the effective date of the Merger. In addition, AAG emerged from bankruptcy on December 9, 2013. Accordingly, AAG’s consolidated financial information for periods prior to December 9, 2013 is not directly comparable to consolidated financial information for periods subsequent to December 9, 2013.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except share and per share data)
Consolidated Statements of Operations data:
Total operating revenues	$40,180	$40,990	$42,650	$26,743	$24,855
Total operating expenses	34,896	34,786	38,401	25,344	24,707

Operating income	5,284	6,204	4,249	1,399	148
Reorganization items, net (1)	—	—	—	(2,655)	(2,208)
Net income (loss)	2,676	7,610	2,882	(1,834)	(1,876)
Earnings (loss) per common share: (2)
Basic	$4.85	$11.39	$4.02	$(6.54)	$(7.52)
Diluted	4.81	11.07	3.93	(6.54)	(7.52)
Shares used for computation (in thousands): (2)
Basic	552,308	668,393	717,456	280,213	249,490
Diluted	556,099	687,355	734,016	280,213	249,490
Cash dividends declared per common share	$0.40	$0.40	$0.20	$—	$—

Consolidated Balance Sheet data (at end of period):
Total assets	$51,274	$48,415	$43,225	$41,741	$23,396
Long-term debt and capital leases, net of current maturities	22,489	18,330	16,043	15,212	7,019
Pension and postretirement benefits (3)	7,842	7,450	7,562	5,828	6,780
Liabilities subject to compromise	—	—	—	—	6,606
Stockholders’ equity (deficit)	3,785	5,635	2,021	(2,731)	(7,987)

(1)	Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that were realized or incurred as a direct result of bankruptcy.

(2)

Former holders of AMR common stock as of December 9, 2013, the effective date of the plan of reorganization, may in the future receive additional distributions of AAG common stock dependent upon the ultimate distribution of shares of AAG common stock to holders of disputed claims. Thus, the shares and related earnings per share calculations prior to December 9, 2013 may change in the future to reflect these distributions.

(3)

Substantially all defined benefit pension plans were frozen effective November 1, 2012. See Note 9 to AAG’s consolidated financial statements in Part II, Item 8A for further information on pension and postretirement benefits.

Reconciliation of GAAP to Non-GAAP Financial Measures

We are providing disclosure of the reconciliation of reported non-GAAP financial measures to their comparable financial measures on a GAAP basis.

The following table presents the components of our total special items and the reconciliation of pre-tax income and net income (GAAP measures) to pre-tax income excluding special items and net income excluding special items (non-GAAP measures). We believe that the non-GAAP financial measures provide investors the ability to measure financial performance excluding special items, which is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines.

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Components of Total Special Items, Net: (1)
Merger integration costs (2)	$526	$848	$739
Fleet restructuring costs (3)	177	210	88
Mark-to-market adjustments for bankruptcy obligations and other	25	(53)	81
Net gain on slot transactions	—	—	(265)
Charge to revise estimates of certain aircraft residual values	—	—	81
Other operating charges (credits), net	(5)	75	100

Operating special items, net	723	1,080	824

Venezuela foreign currency losses	—	592	43
Debt extinguishment and refinancing charges	49	24	56
Other nonoperating charges (credits), net	—	(22)	33

Nonoperating special items, net	49	594	132

Pre-tax special items, net	772	1,674	956

Release of deferred tax valuation allowance	—	(3,040)	—
Income tax provision from gains in other comprehensive income (OCI)	—	—	330
Other tax charges	—	25	16

Income tax special items	—	(3,015)	346

Total special items, net	$772	$(1,341)	$1,302

Reconciliation of Pre-Tax Income Excluding Special Items:
Pre-tax income – GAAP	$4,299	$4,616	$3,212
Adjusted for: Pre-tax special items, net	772	1,674	956

Pre-tax income excluding special items	$5,071	$6,290	$4,168

Reconciliation of Net Income Excluding Special Items:
Net income – GAAP	$2,676	$7,610	$2,882
Adjusted for: Total special items, net	772	(1,341)	1,302
Adjusted for: Net tax effect of special items (4)	(275)	—	—

Net income excluding special items	$3,173	$6,269	$4,184

(1)	See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on special items.

(2)

Merger integration costs for our mainline and regional operations included charges related to information technology, re-branding of aircraft, airport facilities and uniforms, alignment of labor union contracts, professional fees, relocation, training and severance, and in 2015 and 2014, also included share-based compensation related to awards granted in connection with the Merger that fully vested in December 2015.

(3)

Fleet restructuring costs included the acceleration of aircraft depreciation, impairments, remaining lease payments and lease return costs for aircraft currently grounded or expected to be grounded earlier than planned.

(4)

In 2014 and 2015, there was no net tax effect associated with special items. During 2014 and 2015, our net deferred tax asset, which includes our NOLs, was subject to a full valuation allowance. Accordingly, our NOLs offset our taxable income and resulted in the release of a corresponding portion of valuation allowance, which offset the tax provision dollar for dollar.

The following table presents the reconciliation of mainline operating expenses (GAAP measure) to mainline operating costs excluding special items and fuel (non-GAAP measure). We believe that the presentation of mainline costs per available seat mile (CASM) excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control. The exclusion of special items from mainline CASM provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items and fuel to evaluate its operating performance. Amounts may not recalculate due to rounding.

	Year Ended December 31,
	2016	2015	2014
Reconciliation of Mainline CASM Excluding Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$34,896	$34,786	$38,401
Less regional expenses:
Fuel and related taxes.	(1,109)	(1,230)	(2,009)
Other	(4,935)	(4,753)	(4,507)

Total mainline operating expenses	28,852	28,803	31,885
Adjusted for: Special items, net (1)	(709)	(1,051)	(800)
Adjusted for: Aircraft fuel and related taxes	(5,071)	(6,226)	(10,592)

Mainline operating expenses excluding special items and fuel	$23,072	$21,526	$20,493

(In millions)
Available Seat Miles (ASM)	241,734	239,375	237,522

(In cents)
Mainline CASM	11.94	12.03	13.42
Adjusted for: Special items, net per ASM	(0.29)	(0.44)	(0.34)
Adjusted for: Aircraft fuel and related taxes per ASM	(2.10)	(2.60)	(4.46)

Mainline CASM excluding special items and fuel	9.54	8.99	8.63

(1)	See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on special items.

Selected Consolidated Financial Data of American

The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are derived from American’s audited consolidated financial statements. On December 30, 2015, US Airways merged with and into American, with American as the surviving corporation. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and is reflected in American’s consolidated financial statements as though the transaction had occurred on December 9, 2013, when a subsidiary of AMR merged with and into US Airways Group, which represents the earliest date that American and US Airways were under common control. Therefore, American’s consolidated financial data provided in the tables below includes the results of US Airways beginning on December 9, 2013. In addition, American emerged from bankruptcy on December 9, 2013. Accordingly, American’s consolidated financial information for periods prior to December 9, 2013 is not directly comparable to consolidated financial information for periods subsequent to December 9, 2013.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions)
Consolidated Statements of Operations data:
Total operating revenues	$40,163	$40,938	$42,676	$26,701	$24,825
Total operating expenses	34,859	34,749	38,410	25,341	24,743

Operating income	5,304	6,189	4,266	1,360	82
Reorganization items, net (1)	—	—	—	(2,640)	(2,179)
Net income (loss)	2,781	8,120	2,948	(1,717)	(1,926)

Consolidated Balance Sheet data (at end of period):
Total assets	$58,092	$50,439	$42,787	$41,699	$23,150
Long-term debt and capital leases, net of current maturities	20,718	16,592	14,804	14,718	7,046
Pension and postretirement benefits (2)	7,800	7,410	7,522	5,802	6,780
Liabilities subject to compromise	—	—	—	—	5,694
Stockholder’s equity (deficit)	12,649	9,698	1,406	(4,398)	(9,962)

(1)	Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that were realized or incurred as a direct result of bankruptcy.

(2)

Substantially all defined benefit pension plans were frozen effective November 1, 2012. See Note 7 to American’s consolidated financial statements in Part II, Item 8B for further information on pension and postretirement benefits.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, our airline operates an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries, principally from our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In 2016, approximately 199 million passengers boarded our mainline and regional flights.

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation, to building the best employee relations in the industry and to providing returns for our stockholders. In January 2017, we were named the 2017 Airline of the Year by Air Transport World, which cited the integration work related to the Merger, our operational and customer service improvements and the investments we are making in our product.

Operational Highlights

During 2016, we made significant investments related to our integration and to continue to improve our product offerings and operational performance.

Integration Accomplishments

•

Integrated all mainline pilots and our mainline fleet into a single scheduling system, allowing us to schedule pilots and aircraft seamlessly across the network regardless of which pre-Merger airline they came from

•

Reached interim agreements with the TWU-IAM that allows our mainline mechanics and ramp personnel to be able to work together and be cross-utilized. Additionally, we ratified five-year JCBAs for dispatchers, flight crew training instructors, simulator pilot instructors and flight simulator engineers

•	Completed the painting of all US Airways mainline aircraft in the American livery. Repainting of former US Airways Express regional jets is expected to be finished in mid-2017

Investments in Our Product and Operations

•

Invested approximately $4.4 billion in new aircraft, including 55 new mainline and 42 new regional aircraft. As a result of our ongoing fleet renewal program, we have the youngest fleet of the major U.S. network carriers

•

Hired additional personnel and invested in new equipment and technology to support our operations. In the fourth quarter of 2016, we achieved our best monthly completion factor, on-time performance, and baggage handling performance since the Merger

•

Redesigned our AAdvantage® loyalty program to award mileage credits based on the price of tickets purchased, enabling elite members to earn even more miles based on their status level. During 2016, the AAdvantage® program was named Best Elite Program in the Americas by the Freddie Awards

•	Introduced Premium Economy, a new class of service on international flights with more legroom, wider seats, and enhanced meal service and amenity kits

•

Made several other customer experience improvements including the reintroduction of free snacks in the main cabin, the launch of complimentary in-flight entertainment and the redesign and upgrade of many Admirals Club lounges

Investments in our People

•	Instituted a profit sharing program across all of our workgroups that pays 5% of our pre-tax profit excluding special items ($314 million was accrued in 2016)

•	Announced industry-leading pay packages for pilots at our wholly-owned regional airlines Envoy, PSA and Piedmont in order to attract and retain the best pilots

Financial Overview

The U.S. Airline Industry

In 2016, the U.S. airline industry benefited from lower fuel prices. However, the reductions in fuel costs were offset by year-over-year declines in revenue. Both domestic and international markets were impacted by competitive capacity growth. International markets were also impacted by macroeconomic softness and foreign currency weakness.

Jet fuel prices closely follow the price of Brent crude oil. On average, the price of Brent crude oil per barrel was approximately 17% lower in 2016 as compared to 2015. The average daily spot price for Brent crude oil during 2016 was $44 per barrel as compared to an average daily spot price of $52 per barrel during 2015. On a daily basis, Brent crude oil prices fluctuated during 2016 between a high of $55 per barrel to a low of $26 per barrel, and closed the year on December 31, 2016 at $55 per barrel.

While jet fuel prices have declined year-over-year as described above, uncertainty exists regarding the economic conditions driving these declines. See Part I, Item 1A. Risk Factors – “Downturns in economic conditions could adversely affect our business” and “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

AAG’s 2016 Results

The selected financial data presented below is derived from AAG’s audited consolidated financial statements included in Part II, Item 8A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline and regional passenger revenues	$34,579	$35,512	$(933)	(2.6)
Cargo and other operating revenues	5,601	5,478	123	2.3
Total operating revenues	40,180	40,990	(810)	(2.0)
Mainline and regional aircraft fuel and related taxes	6,180	7,456	(1,276)	(17.1)
Salaries, wages and benefits	10,890	9,524	1,366	14.4
Total operating expenses	34,896	34,786	110	0.3
Operating income	5,284	6,204	(920)	(14.8)
Pre-tax income	4,299	4,616	(317)	(6.9)
Income tax provision (benefit)	1,623	(2,994)	4,617	nm
Net income	2,676	7,610	(4,934)	(64.8)

Pre-tax income	$4,299	$4,616	$(317)	(6.9)
Adjusted for: Total pre-tax special items (1)	772	1,674	(902)	(53.9)

Pre-tax income excluding special items	$5,071	$6,290	$(1,219)	(19.4)

(1)

See Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s consolidated financial statements in Part II, Item 8A for details on the components of special items.

Net Income and Pre-Tax Income

We realized net income of $2.7 billion in 2016. This compares to $7.6 billion of net income in 2015, which included a special $3.0 billion non-cash tax benefit, as we reversed the valuation allowance on our deferred tax assets, which include our federal and state NOLs. As a result of the reversal of the valuation allowance, we recorded a $1.6 billion provision for income taxes in 2016, which is substantially non-cash due to the utilization of NOLs. Accordingly, amounts reported in 2016 for income tax provision and net income are not comparable to 2015. Therefore, pre-tax income and pre-tax income excluding special items provides a more meaningful year-over-year comparison. The exclusion of special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to financial measures presented by other major airlines. Management uses pre-tax income excluding special items to evaluate our financial performance.

We realized pre-tax income of $4.3 billion and $4.6 billion in 2016 and 2015, respectively. Excluding the effects of pre-tax special items, pre-tax income was $5.1 billion and $6.3 billion in 2016 and 2015, respectively. Our 2016 pre-tax results on both a GAAP basis and excluding pre-tax net special items were impacted by a decline in revenues due to lower yields. Salaries, wages and benefits costs were higher in 2016, driven by our new labor contracts and the addition of an employee profit sharing program; however, these increases were substantially offset by a year-over-year decline in fuel costs.

For reconciliation of pre-tax and net income excluding special items to their comparable measures on a GAAP basis, see Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures.”

Revenue

In 2016, we reported operating revenues of $40.2 billion, a decrease of $810 million, or 2.0%, as compared to 2015. Mainline and regional passenger revenues were $34.6 billion, a decrease of $933 million, or 2.6%, as compared to 2015. The decline in mainline and regional passenger revenues was due to lower yields driven by competitive capacity growth, macroeconomic softness outside of the United States and foreign currency weakness. This decline was offset in part by an increase in other operating revenues primarily due to our new co-branded credit card agreements which became effective in the third quarter of 2016. Our mainline and regional total revenue per available seat mile (TRASM) was 14.70 cents in 2016, a 3.7% decrease as compared to 15.25 cents in 2015.

Fuel

Our mainline and regional fuel expense totaled $6.2 billion in 2016, which was $1.3 billion, or 17.1%, lower as compared to 2015. This decrease was driven by a 17.6% decrease in the average price per gallon of fuel to $1.42 in 2016 from $1.72 in 2015.

As of December 31, 2016, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Other Costs

We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.

Our 2016 mainline CASM was 11.94 cents, a decrease of 0.8%, from 12.03 cents in 2015. The decrease was primarily driven by lower fuel costs, offset in part by higher salaries, wages and benefits associated with new labor contracts and the addition of an employee profit sharing program.

Our 2016 mainline CASM excluding special items and fuel was 9.54 cents, an increase of 6.1%, from 8.99 cents in 2015, which was primarily driven by higher salaries, wages and benefits as described above.

For a reconciliation of mainline CASM excluding special items and fuel, see Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures.”

Liquidity and Stockholder Returns

As of December 31, 2016, we had approximately $8.8 billion in total available liquidity, consisting of $6.4 billion in unrestricted cash and investments and $2.4 billion in undrawn revolving credit facilities. We also had approximately $638 million in restricted cash.

During 2016, we returned $4.6 billion to our stockholders, including quarterly dividend payments of $224 million and the repurchase of $4.4 billion of common stock, or 119.8 million shares. Since our capital return program commenced in mid-2014, we have returned more than $9.6 billion to stockholders including $646 million in quarterly dividends and $9.0 billion in share repurchases, or 228.4 million shares. In January 2017, our Board of Directors approved a new $2.0 billion share repurchase authorization that will expire December 31, 2018 and declared a dividend of $0.10 per share to be paid to stockholders of record as of February 13, 2017.

We have taken advantage of historically low interest rates to finance our fleet renewal program. During 2016 to finance new aircraft deliveries, we issued an aggregate principal amount of $2.8 billion in Enhanced Equipment Trust Certificate (EETC) equipment notes at an average fixed interest rate of 3.63%, as well as $1.8 billion in other equipment notes, which bear interest at fixed and variable rates of LIBOR plus margin, averaging 2.96% at December 31, 2016. Additionally, we refinanced certain higher cost debt. See Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on our debt obligations.

As a result of the foregoing factors, we currently have a higher debt level and fewer unencumbered assets than our peers. Accordingly, we believe it is important to retain liquidity levels higher than our network peers given our overall leverage as well as to protect against an adverse economic shock. Our current plan is to maintain minimum total available liquidity of $7.0 billion. We were well above that minimum level at December 31, 2016.

AAG’s Results of Operations

Operating Statistics

The table below sets forth selected operating data for the years ended December 31, 2016, 2015 and 2014.

				Increase (Decrease) 2016-2015		Increase (Decrease) 2015-2014
	Year Ended December 31,
	2016	2015	2014
Mainline
Revenue passenger miles (millions) (a)	199,014	199,467	195,651	(0.2)%		2.0%
Available seat miles (millions) (b)	241,734	239,375	237,522	1.0%		0.8%
Passenger load factor (percent) (c)	82.3	83.3	82.4	(1.0	)pts	0.9	pts
Yield (cents) (d)	14.02	14.56	15.74	(3.7)%		(7.5)%
Passenger revenue per available seat mile (cents) (e)	11.55	12.13	12.97	(4.8)%		(6.5)%
Operating cost per available seat mile (cents) (f)	11.94	12.03	13.42	(0.8)%		(10.4)%
Aircraft at end of period	930	946	983	(1.7)%		(3.8)%
Fuel consumption (gallons in millions)	3,596	3,611	3,644	(0.4)%		(0.9)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.41	1.72	2.91	(18.2)%		(40.7)%
Full-time equivalent employees at end of period	101,500	98,900	94,400	2.6%		4.8%

Total Mainline and Regional
Revenue passenger miles (millions) (a)	223,477	223,010	217,870	0.2%		2.4%
Available seat miles (millions) (b)	273,410	268,736	265,657	1.7%		1.2%
Passenger load factor (percent) (c)	81.7	83.0	82.0	(1.3	)pts	1.0	pts
Yield (cents) (d)	15.47	15.92	17.04	(2.8)%		(6.5)%
Passenger revenue per available seat mile (cents) (e)	12.65	13.21	13.97	(4.3)%		(5.4)%
Total revenue per available seat mile (cents) (g)	14.70	15.25	16.05	(3.7)%		(5.0)%
Aircraft at end of period	1,536	1,533	1,549	0.2%		(1.0)%
Fuel consumption (gallons in millions)	4,347	4,323	4,332	0.5%		(0.2)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.42	1.72	2.91	(17.6)%		(40.7)%
Full-time equivalent employees at end of period (h)	122,300	118,500	113,300	3.2%		4.6%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.

(g)	Total revenue per available seat mile (TRASM) – Total revenues divided by total mainline and regional ASMs.

(h)	Regional full-time equivalent employees only include our wholly-owned regional airline subsidiaries, Envoy, Piedmont and PSA.

Results of Operations – 2016 Compared to 2015

We realized net income of $2.7 billion in 2016. This compares to $7.6 billion of net income in 2015, which included a special $3.0 billion non-cash tax benefit as we reversed the valuation allowance on our deferred tax assets, which include our federal and state NOLs. As a result of the reversal of the valuation allowance, we recorded a $1.6 billion provision for income taxes in 2016, which is substantially non-cash due to the utilization of NOLs. Accordingly, amounts reported in 2016 for income tax provision and net income are not comparable to 2015.

We realized pre-tax income of $4.3 billion and $4.6 billion in 2016 and 2015, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $5.1 billion and $6.3 billion in 2016 and 2015, respectively. For reconciliation of pre-tax and net income excluding special items to their comparable measures on a GAAP basis, see Part II, Item 6. Selected Consolidated Financial Data –“Reconciliation of GAAP to Non-GAAP Financial Measures.”

Our 2016 pre-tax results on both a GAAP basis and excluding pre-tax net special items were impacted by a decline in revenues due to lower yields. Salaries, wages and benefits costs were higher in 2016, driven by our new labor contracts and the addition of an employee profit sharing program; however, these increases were substantially offset by a year-over-year decline in fuel costs.

Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$27,909	$29,037	$(1,128)	(3.9)
Regional passenger	6,670	6,475	195	3.0
Cargo	700	760	(60)	(7.9)
Other	4,901	4,718	183	3.9

Total operating revenues	$40,180	$40,990	$(810)	(2.0)

Total operating revenues in 2016 decreased $810 million, or 2.0%, from 2015 driven by lower passenger revenues offset in part by higher other revenue. Our mainline and regional TRASM was 14.70 cents in 2016, a 3.7% decrease as compared to 15.25 cents in 2015.

		Increase (Decrease) vs. Year Ended December 31, 2015
	Year Ended December 31, 2016	Passenger Revenue	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Mainline passenger	$27,909	(3.9)%	(0.2)%	1.0%	(1.0	)pts	(3.7)%	(4.8)%
Regional passenger	6,670	3.0%	3.9%	7.9%	(3.0	)pts	(0.9)%	(4.5)%

Total passenger revenues	$34,579	(2.6)%	0.2%	1.7%	(1.3	)pts	(2.8)%	(4.3)%

Total passenger revenues declined $933 million, or 2.6%, in 2016 from 2015 driven by a 2.8% decrease in yield due to competitive capacity growth, macroeconomic softness outside of the United States and foreign currency weakness.

Cargo revenue decreased $60 million, or 7.9%, in 2016 from 2015 driven primarily by a decrease in domestic and international freight yields.

Other revenue primarily includes revenue associated with our loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $183 million, or 3.9%, in 2016 from 2015 driven by an increase in loyalty program revenue. In 2016 and 2015, other revenues associated with our loyalty program were $2.1 billion and $1.9 billion, respectively, of which $1.9 billion and $1.7 billion, respectively, related to the marketing component of mileage sales and other marketing related payments. This year-over-year increase was due to our new co-branded credit card agreements which became effective in the third quarter of 2016. See Note 1(i) to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on the loyalty program.

Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$5,071	$6,226	$(1,155)	(18.5)
Salaries, wages and benefits	10,890	9,524	1,366	14.4
Maintenance, materials and repairs	1,834	1,889	(55)	(2.9)
Other rent and landing fees	1,772	1,731	41	2.4
Aircraft rent	1,203	1,250	(47)	(3.8)
Selling expenses	1,323	1,394	(71)	(5.0)
Depreciation and amortization	1,525	1,364	161	11.8
Special items, net	709	1,051	(342)	(32.6)
Other	4,525	4,374	151	3.4

Total mainline operating expenses	28,852	28,803	49	0.2
Regional expenses:
Fuel	1,109	1,230	(121)	(9.8)
Other	4,935	4,753	182	3.8

Total regional operating expenses	6,044	5,983	61	1.0

Total operating expenses	$34,896	$34,786	$110	0.3

Total operating expenses were $34.9 billion in 2016, an increase of $110 million, or 0.3%, from 2015. The increase in operating expenses was due to higher salaries, wages and benefits driven by new labor contracts and the addition of an employee profit sharing program; however, these costs were substantially offset by a year-over-year decline in fuel costs. See detailed explanations below relating to changes in mainline operating costs per ASM.

Mainline Operating Costs per ASM

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and aircraft fuel and related taxes for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Percent Increase (Decrease)
	2016	2015
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.10	2.60	(19.3)
Salaries, wages and benefits	4.51	3.98	13.2
Maintenance, materials and repairs	0.76	0.79	(3.9)
Other rent and landing fees	0.73	0.72	1.4
Aircraft rent	0.50	0.52	(4.7)
Selling expenses	0.55	0.58	(6.0)
Depreciation and amortization	0.63	0.57	10.7
Special items, net	0.29	0.44	(33.2)
Other	1.87	1.83	2.4

Total mainline CASM	11.94	12.03	(0.8)
Special items, net	(0.29)	(0.44)	(33.2)
Aircraft fuel and related taxes	(2.10)	(2.60)	(19.3)

Mainline operating costs per ASM, excluding special items and aircraft fuel and related taxes (1)	9.54	8.99	6.1

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

Significant changes in the components of mainline operating cost per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 19.3% primarily due to an 18.2% decrease in the average price per gallon of fuel to $1.41 in 2016 from an average price per gallon of $1.72 in 2015.

•	Salaries, wages and benefits per ASM increased 13.2% primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program.

•	Selling expenses per ASM decreased 6.0% primarily due to lower credit card and booking fees.

•	Depreciation and amortization per ASM increased 10.7% primarily due to the effect of purchased aircraft deliveries in connection with our fleet renewal program.

Operating Special Items, Net

	Year Ended December 31,
	2016	2015
	(In millions)
Merger integration costs (1)	$514	$826
Fleet restructuring costs (2)	177	210
Mark-to-market adjustments for bankruptcy obligations and other	25	(53)
Other operating charges (credits), net	(7)	68

Total mainline operating special items, net	709	1,051
Regional operating special items, net (3)	14	29

Total operating special items, net	$723	$1,080

(1)

Merger integration costs included charges related to information technology, re-branding of aircraft, airport facilities and uniforms, alignment of labor union contracts, professional fees, relocation, training and severance, and in 2015, also included share-based compensation related to awards granted in connection with the Merger that fully vested in December 2015.

(2)

Fleet restructuring costs included the acceleration of aircraft depreciation, impairments, remaining lease payments and lease return costs for aircraft currently grounded or expected to be grounded earlier than planned.

(3)	Regional operating special items, net are included within other regional operating expenses and principally related to Merger integration costs.

Regional Operating Expenses

Total regional expenses increased $61 million, or 1.0%, in 2016 as compared to 2015. The year-over-year increase was primarily due to a $182 million, or 3.8%, increase in other regional operating expenses driven by increased capacity. This was offset in part by a $121 million, or 9.8%, decrease in fuel costs. The decrease in fuel costs was driven primarily by a 14.5% decline in the average price per gallon of fuel to $1.48 in 2016 from $1.73 in 2015, offset in part by a 5.5% increase in gallons of fuel consumed. See Note 1 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on regional expenses.

Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$63	$39	$24	60.9
Interest expense, net of capitalized interest	(991)	(880)	(111)	12.6
Other, net	(57)	(747)	690	(92.4)

Total nonoperating expense, net	$(985)	$(1,588)	$603	(38.1)

Our short-term investments in each period consisted of highly liquid investments that provided nominal returns. Interest income increased $24 million, or 60.9%, principally due to a 50 basis point increase in average yields in 2016 as compared to 2015.

Interest expense, net of capitalized interest increased in 2016 primarily due to issuances of aircraft-related financings associated with our fleet renewal program.

In 2016, other nonoperating expense, net primarily included $49 million of net special charges consisting of debt issuance and extinguishment costs associated with bond and term loan refinancings. Net foreign currency gains were nominal in 2016.

In 2015, other nonoperating expense, net primarily included a $592 million special charge to write off all of the value of Venezuelan bolivars held by us due to continued lack of repatriations and deterioration of economic conditions in Venezuela. We also incurred $159 million of net foreign currency losses. The foreign currency losses in 2015 were driven primarily by the strengthening of the U.S. dollar relative to other currencies, principally in Latin American and European markets.

Income Taxes

In 2016, we recorded a $1.6 billion provision for income taxes at an effective rate of approximately 38%, which was substantially non-cash as we utilized our NOLs. Substantially all of our income before income taxes is attributable to the United States. At December 31, 2016, we had approximately $10.5 billion of gross NOLs to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017.

In 2015, we reversed $3.0 billion of the valuation allowance on our deferred tax assets, which resulted in a special non-cash tax benefit recorded in our consolidated statement of operations.

See Note 6 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on income taxes.

Results of Operations – 2015 Compared to 2014

We realized net income of $7.6 billion in 2015, which included a special $3.0 billion non-cash tax benefit as we reversed the valuation allowance on our deferred tax assets, which include our federal and state NOLs. We realized net income of $2.9 billion in 2014. As a result of the valuation allowance reversal, amounts reported in 2015 for income tax benefit and net income are not comparable to 2014.

We realized pre-tax income of $4.6 billion and $3.2 billion in 2015 and 2014, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $6.3 billion and $4.2 billion in 2015 and 2014, respectively. For reconciliation of pre-tax and net income excluding special items to their comparable measures on a GAAP basis, see Part II, Item 6. Selected Consolidated Financial Data –“Reconciliation of GAAP to Non-GAAP Financial Measures.”

Our 2015 pre-tax results on both a GAAP basis and excluding pre-tax net special items were impacted by substantially lower fuel costs in 2015 as compared to 2014, offset in part by a decline in revenues driven by lower yields.

Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$29,037	$30,802	$(1,765)	(5.7)
Regional passenger	6,475	6,322	153	2.4
Cargo	760	875	(115)	(13.1)
Other	4,718	4,651	67	1.4

Total operating revenues	$40,990	$42,650	$(1,660)	(3.9)

Total operating revenues in 2015 decreased $1.7 billion, or 3.9%, from 2014 principally driven by lower passenger revenues. Our mainline and regional TRASM was 15.25 cents in 2015, a 5.0% decrease as compared to 16.05 cents in 2014.

		Increase (Decrease) vs. Year Ended December 31, 2014
	Year Ended December 31, 2015	Passenger Revenue	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Mainline passenger	$29,037	(5.7)%	2.0%	0.8%	0.9 pts	(7.5)%	(6.5)%
Regional passenger	6,475	2.4%	6.0%	4.4%	1.2 pts	(3.3)%	(1.9)%

Total passenger revenues	$35,512	(4.3)%	2.4%	1.2%	1.0 pts	(6.5)%	(5.4)%

Total passenger revenues declined $1.6 billion, or 4.3%, in 2015 from 2014 driven by a 6.5% decrease in yield due to competitive growth in certain domestic markets, including Dallas/Fort Worth, international weakness resulting from foreign currency devaluation relative to the U.S. dollar, lower fuel surcharges and economic softness in Latin America, particularly in Brazil and Venezuela.

Cargo revenue decreased $115 million, or 13.1%, in 2015 from 2014 driven primarily by a decrease in international freight yields.

Other revenue primarily includes revenue associated with our loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. In 2015 and 2014, other revenues associated with our loyalty program were each $1.9 billion and $1.9 billion, respectively, of which $1.7 billion and $1.6 billion, respectively, related to the marketing component of mileage sales and other marketing related payments. See Note 1(i) to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on the loyalty program.

Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$6,226	$10,592	$(4,366)	(41.2)
Salaries, wages and benefits	9,524	8,508	1,016	11.9
Maintenance, materials and repairs	1,889	2,051	(162)	(7.9)
Other rent and landing fees	1,731	1,727	4	0.2
Aircraft rent	1,250	1,250	—	—
Selling expenses	1,394	1,544	(150)	(9.8)
Depreciation and amortization	1,364	1,295	69	5.4
Special items, net	1,051	800	251	31.3
Other	4,374	4,118	256	6.2

Total mainline operating expenses	28,803	31,885	(3,082)	(9.7)
Regional expenses:
Fuel	1,230	2,009	(779)	(38.8)
Other	4,753	4,507	246	5.4

Total regional operating expenses	5,983	6,516	(533)	(8.2)

Total operating expenses	$34,786	$38,401	$(3,615)	(9.4)

Total operating expenses were $34.8 billion in 2015, a decrease of $3.6 billion, or 9.4%, from 2014. The decrease in operating expenses was primarily due to substantially lower aircraft fuel costs, offset in part by higher salaries, wages and benefits driven by new labor contracts. See detailed explanations below relating to changes in mainline operating costs per ASM.

Mainline Operating Costs per ASM

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and aircraft fuel and related taxes for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Percent Increase (Decrease)
	2015	2014
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.60	4.46	(41.7)
Salaries, wages and benefits	3.98	3.58	11.1
Maintenance, materials and repairs	0.79	0.86	(8.6)
Other rent and landing fees	0.72	0.73	(0.5)
Aircraft rent	0.52	0.53	(0.8)
Selling expenses	0.58	0.65	(10.5)
Depreciation and amortization	0.57	0.55	4.6
Special items, net	0.44	0.34	30.3
Other	1.83	1.73	5.4

Total mainline CASM	12.03	13.42	(10.4)
Special items, net	(0.44)	(0.34)	30.3
Aircraft fuel and related taxes	(2.60)	(4.46)	(41.7)

Mainline operating costs per ASM, excluding special items and aircraft fuel and related taxes (1)	8.99	8.63	4.2

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

Significant changes in the components of mainline operating cost per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 41.7% primarily due to a 40.7% decrease in the average price per gallon of fuel to $1.72 in 2015 from an average price per gallon of $2.91 in 2014.

•

Salaries, wages and benefits per ASM increased 11.1% primarily due to increased costs associated with new pilot, flight attendant and customer service and reservation agent joint collective bargaining agreements.

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

Operating Special Items, Net

	Year Ended December 31,
	2015	2014
	(In millions)
Merger integration costs (1)	$826	$732
Fleet restructuring costs (2)	210	88
Mark-to-market adjustments for bankruptcy obligations and other	(53)	81
Net gain on slot transactions	—	(265)
Charge to revise estimates of certain aircraft residual values	—	81
Other operating charges, net	68	83

Total mainline operating special items, net	1,051	800
Regional operating special items, net (3)	29	24

Total operating special items, net	$1,080	$824

(1)

Merger integration costs included charges related to information technology, alignment of labor union contracts, professional fees, severance, relocation and training, re-branding of aircraft, airport facilities and uniforms and share-based compensation related to awards granted in connection with the Merger that fully vested in December 2015.

(2)

Fleet restructuring costs included the acceleration of aircraft depreciation, impairments, remaining lease payments and lease return costs for aircraft currently grounded or expected to be grounded earlier than planned.

(3)

Regional operating special items, net are included within other regional operating expenses and consisted primarily of a $24 million charge due to a new pilot labor contract at our Envoy regional subsidiary.

Regional Operating Expenses

Total regional expenses decreased $533 million, or 8.2%, in 2015 as compared to 2014. The year-over-year decrease was primarily due to a $779 million, or 38.8%, decrease in fuel costs, offset in part by a $246 million, or 5.4%, increase in other regional operating expenses. The average price per gallon of fuel decreased 40.9% to $1.73 in 2015 from $2.92 in 2014. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements. See Note 1 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on regional expenses.

Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$39	$31	$8	26.0
Interest expense, net of capitalized interest	(880)	(887)	7	(0.8)
Other, net	(747)	(181)	(566)	nm

Total nonoperating expense, net	$(1,588)	$(1,037)	$(551)	53.1

Our short-term investments in each period consisted of highly liquid investments that provided nominal returns.

In 2015, other nonoperating expense, net primarily included a $592 million special charge to write off all of the value of Venezuelan bolivars held by us due to continued lack of repatriations and deterioration of economic conditions in Venezuela. We also incurred $159 million of net foreign currency losses. The foreign currency losses in 2015 were driven primarily by the strengthening of the U.S. dollar relative to other currencies, principally in Latin American and European markets.

In 2014, other nonoperating expense, net primarily included $114 million of net foreign currency losses, including a $43 million special charge for Venezuelan foreign currency losses and $56 million of special charges primarily due to early debt extinguishment costs related to the prepayment of our 7.50% senior secured notes and other indebtedness. The foreign currency losses in 2014 were driven primarily by the strengthening of the U.S. dollar relative to other currencies, principally in the Latin American market.

Income Taxes

In 2015, we reversed $3.0 billion of the valuation allowance on our deferred tax assets, which resulted in a special non-cash tax benefit recorded in our consolidated statement of operations.

In 2014, we recorded a $330 million provision for income taxes, which included $346 million of special tax charges. During 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. As a result, a special $330 million non-cash tax provision was recorded, which is the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of our fuel hedging contracts.

See Note 6 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on income taxes.

American’s Results of Operations

Results of Operations – 2016 Compared to 2015

American realized net income of $2.8 billion in 2016. This compares to $8.1 billion of net income in 2015, which included a special $3.5 billion non-cash tax benefit as American reversed the valuation allowance on its deferred tax assets, which include its federal and state NOLs. As a result of the reversal of the valuation allowance, American recorded a $1.7 billion provision for income taxes in 2016, which is substantially non-cash due to the utilization of NOLs. Accordingly, amounts reported in 2016 for income tax provision and net income are not comparable to 2015.

American realized pre-tax income of $4.4 billion and $4.7 billion in 2016 and 2015, respectively. American’s 2016 pre-tax income was impacted by a decline in revenues due to lower yields. Salaries, wages and benefits costs were higher in 2016, driven by American’s new labor contracts and the addition of an employee profit sharing program; however, these increases were substantially offset by a year-over-year decline in fuel costs.

Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$27,909	$29,037	$(1,128)	(3.9)
Regional passenger	6,670	6,475	195	3.0
Cargo	700	760	(60)	(7.9)
Other	4,884	4,666	218	4.7

Total operating revenues	$40,163	$40,938	$(775)	(1.9)

Total operating revenues in 2016 decreased $775 million, or 1.9%, from 2015 driven by lower passenger revenues offset in part by higher other revenue.

Total passenger revenues declined $933 million, or 2.6%, in 2016 from 2015 driven by a decrease in yield due to competitive capacity growth, macroeconomic softness outside of the United States and foreign currency weakness.

Cargo revenue decreased $60 million, or 7.9%, in 2016 from 2015 driven primarily by a decrease in domestic and international freight yields.

Other revenue primarily includes revenue associated with American’s loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $218 million, or 4.7%, in 2016 from 2015 driven by an increase in loyalty program revenue. In 2016 and 2015, other revenues associated with American’s loyalty program were $2.1 billion and $1.9 billion, respectively, of which $1.9 billion and $1.7 billion, respectively, related to the marketing component of mileage sales and other marketing related payments. This year-over-year increase was due to American’s new co-branded credit card agreements which became effective in the third quarter of 2016. See Note 1(i) to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on the loyalty program.

Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$5,071	$6,226	$(1,155)	(18.5)
Salaries, wages and benefits	10,881	9,514	1,367	14.4
Maintenance, materials and repairs	1,834	1,889	(55)	(2.9)
Other rent and landing fees	1,772	1,731	41	2.4
Aircraft rent	1,203	1,250	(47)	(3.8)
Selling expenses	1,323	1,394	(71)	(5.0)
Depreciation and amortization	1,525	1,364	161	11.8
Special items, net	709	1,051	(342)	(32.6)
Other	4,532	4,378	154	3.5

Total mainline operating expenses	28,850	28,797	53	0.2
Regional expenses:
Fuel	1,109	1,230	(121)	(9.8)
Other	4,900	4,722	178	3.8

Total regional operating expenses	6,009	5,952	57	1.0

Total operating expenses	$34,859	$34,749	$110	0.3

Total operating expenses were $34.9 billion in 2016, an increase of $110 million, or 0.3%, from 2015. The increase in operating expenses was due to higher salaries, wages and benefits driven by new labor contracts and the addition of an employee profit sharing program; however, these costs were substantially offset by a year-over-year decline in fuel costs.

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased 18.5% primarily due to an 18.2% decrease in the average price per gallon of fuel to $1.41 in 2016 from an average price per gallon of $1.72 in 2015.

•	Salaries, wages and benefits increased 14.4% primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program.

•	Selling expenses decreased 5.0% primarily due to lower credit card and booking fees.

•	Depreciation and amortization increased 11.8% primarily due to the effect of purchased aircraft deliveries in connection with American’s fleet renewal program.

Operating Special Items, Net

	Year Ended December 31,
	2016	2015
	(In millions)
Merger integration costs (1)	$514	$826
Fleet restructuring costs (2)	177	210
Mark-to-market adjustments for bankruptcy obligations and other	25	(53)
Other operating charges (credits), net	(7)	68

Total mainline operating special items, net	709	1,051
Regional operating special items, net (3)	13	18

Total operating special items, net	$722	$1,069

(1)

Merger integration costs included charges related to information technology, re-branding of aircraft, airport facilities and uniforms, alignment of labor union contracts, professional fees, relocation, training and severance, and in 2015, also included share-based compensation related to awards granted in connection with the Merger that fully vested in December 2015.

(2)

Fleet restructuring costs included the acceleration of aircraft depreciation, impairments, remaining lease payments and lease return costs for aircraft currently grounded or expected to be grounded earlier than planned.

(3)	Regional operating special items, net are included within other regional operating expenses and principally related to Merger integration costs.

Regional Operating Expenses

Total regional expenses increased $57 million, or 1.0%, in 2016 as compared to 2015. The year-over-year increase was primarily due to a $178 million, or 3.8%, increase in other regional operating expenses driven by increased capacity. This was offset in part by a $121 million, or 9.8%, decrease in fuel costs. The decrease in fuel costs was driven primarily by a 14.5% decline in the average price per gallon of fuel to $1.48 in 2016 from $1.73 in 2015, offset in part by a 5.5% increase in gallons of fuel consumed. See Note 1 to American’s Consolidated Financial Statements in Part II, Item 8B for further information on regional expenses.

Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$104	$49	$55	nm
Interest expense, net of capitalized interest	(906)	(796)	(110)	13.8
Other, net	(59)	(774)	715	(92.4)

Total nonoperating expense, net	$(861)	$(1,521)	$660	(43.4)

American’s short-term investments in each period consisted of highly liquid investments that provided nominal returns. Interest income increased $55 million principally due to a 50 basis point increase in average yields in 2016 as compared to 2015.

Interest expense, net of capitalized interest increased in 2016 primarily due to issuances of aircraft-related financings associated with American’s fleet renewal program.

In 2016, other nonoperating expense, net primarily included $49 million of net special charges consisting of debt issuance and extinguishment costs associated with bond and term loan refinancings. Net foreign currency gains were nominal in 2016.

In 2015, other nonoperating expense, net primarily included a $592 million special charge to write off all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela. American also incurred $159 million of net foreign currency losses. The foreign currency losses in 2015 were driven primarily by the strengthening of the U.S. dollar relative to other currencies, principally in Latin American and European markets.

Income Taxes

In 2016, American recorded a $1.7 billion provision for income taxes at an effective rate of approximately 37%, which was substantially non-cash as American utilized its NOLs. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2016, American had approximately $11.3 billion of gross NOLs to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017.

In 2015, American reversed $3.5 billion of the valuation allowance on its deferred tax assets, which resulted in a special non-cash tax benefit recorded in American’s consolidated statement of operations.

See Note 4 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on income taxes.

Results of Operations – 2015 Compared to 2014

American realized net income of $8.1 billion in 2015, which included a special $3.5 billion non-cash tax benefit as American reversed the valuation allowance on its deferred tax assets, which include its federal and state NOLs. American realized net income of $2.9 billion in 2014. As a result of the valuation allowance reversal, amounts reported in 2015 for income tax benefit and net income are not comparable to 2014.

American realized pre-tax income of $4.7 billion and $3.3 billion in 2015 and 2014, respectively. American’s 2015 pre-tax income was impacted by substantially lower fuel costs in 2015 as compared to 2014, offset in part by a decline in revenues driven by lower yields.

Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Mainline passenger	$29,037	$30,802	$(1,765)	(5.7)
Regional passenger	6,475	6,322	153	2.4
Cargo	760	875	(115)	(13.1)
Other	4,666	4,677	(11)	(0.2)

Total operating revenues	$40,938	$42,676	$(1,738)	(4.1)

Total operating revenues in 2015 decreased $1.7 billion, or 4.1%, from 2014 principally driven by lower passenger revenues.

Total passenger revenues declined $1.6 billion, or 4.3%, in 2015 from 2014 driven by a decrease in yield due to competitive growth in certain domestic markets, including Dallas/Fort Worth, international weakness resulting from foreign currency devaluation relative to the U.S. dollar, lower fuel surcharges and economic softness in Latin America, particularly in Brazil and Venezuela.

Cargo revenue decreased $115 million, or 13.1%, in 2015 from 2014 driven primarily by a decrease in international freight yields.

Other revenue primarily includes revenue associated with American’s loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. In 2015 and 2014, other revenues associated with American’s loyalty program were $1.9 billion and $1.9 billion, respectively, of which $1.7 billion and $1.6 billion, respectively, related to the marketing component of mileage sales and other marketing related payments. See Note 1(i) to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on the loyalty program.

Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$6,226	$10,592	$(4,366)	(41.2)
Salaries, wages and benefits	9,514	8,499	1,015	11.9
Maintenance, materials and repairs	1,889	2,051	(162)	(7.9)
Other rent and landing fees	1,731	1,727	4	0.2
Aircraft rent	1,250	1,250	—	—
Selling expenses	1,394	1,544	(150)	(9.8)
Depreciation and amortization	1,364	1,301	63	4.8
Special items, net	1,051	783	268	34.2
Other	4,378	4,186	192	4.6

Total mainline operating expenses	28,797	31,933	(3,136)	(9.8)
Regional expenses:
Fuel	1,230	2,009	(779)	(38.8)
Other	4,722	4,468	254	5.7

Total regional operating expenses	5,952	6,477	(525)	(8.1)

Total operating expenses	$34,749	$38,410	$(3,661)	(9.5)

Total operating expenses were $34.7 billion in 2015, a decrease of $3.7 billion, or 9.5%, from 2014. The decrease in operating expenses was primarily due to substantially lower aircraft fuel costs, offset in part by higher salaries, wages and benefits driven by new labor contracts.

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased 41.2% primarily due to a 40.7% decrease in the average price per gallon of fuel to $1.72 in 2015 from an average price per gallon of $2.91 in 2014.

•

Salaries, wages and benefits increased 11.9% primarily due to increased costs associated with new pilot, flight attendant and customer service and reservation agent joint collective bargaining agreements.

•	Maintenance, materials and repairs decreased 7.9% primarily due to fewer engine overhauls in 2015, driven by American’s fleet renewal program.

•	Selling expenses decreased 9.8% primarily due to lower contractually negotiated rates for certain commissions and booking fees as well as lower revenues in 2015.

Operating Special Items, Net

	Year Ended December 31,
	2015	2014
	(In millions)
Merger integration costs (1)	$826	$732
Fleet restructuring costs (2)	210	88
Mark-to-market adjustments for bankruptcy obligations and other	(53)	60
Net gain on slot transactions	—	(265)
Charge to revise estimates of certain aircraft residual values	—	81
Other operating charges, net	68	87

Total mainline operating special items, net	1,051	783
Regional operating special items, net (3)	18	5

Total operating special items, net	$1,069	$788

(1)

Merger integration costs included charges related to information technology, alignment of labor union contracts, professional fees, severance, relocation and training, re-branding of aircraft, airport facilities and uniforms and share-based compensation related to awards granted in connection with the Merger that fully vested in December 2015.

(2)

Fleet restructuring costs included the acceleration of aircraft depreciation, impairments, remaining lease payments and lease return costs for aircraft currently grounded or expected to be grounded earlier than planned.

(3)	Regional operating special items, net are included within other regional operating expenses and principally related to Merger integration costs.

Regional Operating Expenses

Total regional expenses decreased $525 million, or 8.1%, in 2015 as compared to 2014. The year-over-year decrease was primarily due to a $779 million, or 38.8%, decrease in fuel costs, offset in part by a $254 million, or 5.7%, increase in other regional operating expenses. The average price per gallon of fuel decreased 40.9% to $1.73 in 2015 from $2.92 in 2014. The increase in other regional operating expenses was principally due to increased flying under capacity purchase agreements. See Note 1 to American’s Consolidated Financial Statements in Part II, Item 8B for further information on regional expenses.

Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
	(In millions, except percentage changes)
Interest income	$49	$32	$17	51.7
Interest expense, net of capitalized interest	(796)	(847)	51	(6.1)
Other, net	(774)	(183)	(591)	nm

Total nonoperating expense, net	$(1,521)	$(998)	$(523)	52.4

American’s short-term investments in each period consisted of highly liquid investments that provided nominal returns.

In 2015, other nonoperating expense, net primarily included a $592 million special charge to write off all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela. American also incurred $159 million of net foreign currency losses. The foreign currency losses in 2015 were driven primarily by the strengthening of the U.S. dollar relative to other currencies, principally in Latin American and European markets.

In 2014, other nonoperating expense, net primarily included $114 million of net foreign currency losses, including a $43 million special charge for Venezuelan foreign currency losses and $56 million of special charges primarily due to early debt extinguishment costs related to the prepayment of American’s 7.50% senior secured notes and other indebtedness. The foreign currency losses in 2014 were driven primarily by the strengthening of the U.S. dollar relative to other currencies, principally in the Latin American market.

Income Taxes

In 2015, American reversed $3.5 billion of the valuation allowance on its deferred tax assets, which resulted in a special non-cash tax benefit recorded in American’s consolidated statement of operations.

In 2014, American recorded a $320 million provision for income taxes, which included $344 million of special tax charges. During 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. As a result, a special $328 million non-cash tax provision was recorded, which is the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American’s fuel hedging contracts.

See Note 4 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on income taxes.

Liquidity and Capital Resources

Liquidity

As of December 31, 2016, AAG had approximately $8.8 billion in total available liquidity and $638 million in restricted cash and short-term investments. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	December 31,		December 31,
	2016	2015	2016	2015
Cash	$322	$390	$310	$364
Short-term investments.	6,037	5,864	6,034	5,862
Undrawn revolving credit facilities	2,425	2,425	2,425	2,425

Total available liquidity	$8,784	$8,679	$8,769	$8,651

Sources and Uses of Cash

AAG and American

2016 Compared to 2015

Operating Activities

AAG’s net cash provided by operating activities was $6.5 billion and $6.2 billion in 2016 and 2015, respectively. While AAG’s profitability was lower in 2016 as compared to 2015, cash provided by operating activities increased $275 million driven by certain payments received related to our new co-branded credit card agreements that became effective in the third quarter of 2016.

American’s net cash provided by operating activities was $1.8 billion and $2.6 billion in 2016 and 2015, respectively, a year-over-year decrease of $837 million. We have the ability to move funds freely between our subsidiaries to support our cash requirements. The decline in American’s operating cash flows from 2016 to 2015 was primarily due to intercompany transfers of cash from American to AAG in order to fund higher share repurchases in 2016. Additionally, in 2015, American’s operating cash flows included the proceeds from the $500 million issuance of AAG’s 4.625% senior notes, which also contributed to the year-over-year decline in operating cash flows. These declines were offset in part by the cash payments related to credit card agreements discussed above.

Investing Activities

AAG’s net cash used in investing activities was $5.7 billion and $5.6 billion in 2016 and 2015, respectively. American’s net cash used in investing activities was $5.6 billion in each of 2016 and 2015.

AAG and American’s principal investing activities in 2016 each included expenditures of $5.7 billion for property and equipment, primarily 97 newly delivered aircraft, including 25 Airbus A321 aircraft, 24 Embraer 175 aircraft, 20 Boeing 737-800 aircraft, 18 Bombardier CRJ900 aircraft, eight Boeing 787 aircraft and two Boeing 777 aircraft. We also had net purchases of $149 million of short-term investments.

AAG and American’s principal investing activities in 2015 included expenditures of $6.2 billion and $6.1 billion, respectively, for property and equipment, primarily 114 newly delivered aircraft and eight spare engines, including 38 Airbus A320 family aircraft, 24 Embraer 175 aircraft, 20 Bombardier CRJ900 aircraft, 17 Boeing 737-800 aircraft, 13 Boeing 787 aircraft and two Boeing 777 aircraft and the purchase of five Boeing 757 aircraft previously being leased. These cash outflows were offset in part by $391 million in net sales of short-term investments.

Financing Activities

AAG’s net cash used in financing activities was $894 million and $1.3 billion in 2016 and 2015, respectively. American’s net cash provided by financing activities was $3.8 billion and $2.4 billion in 2016 and 2015, respectively.

AAG and American’s principal financing activities in 2016 each included proceeds of $7.7 billion from the issuance of debt, including the $2.8 billion issuance of EETCs by American, the $2.3 billion provided under the April 2016 and December 2016 Credit Facilities, the issuance of $844 million of special facility revenue refunding bonds related to JFK and an additional $1.8 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by debt repayments of $3.8 billion by AAG and American, primarily including the repayment of approximately $588 million and $970 million in remaining principal of the 2013 Citicorp Credit Facility Tranche B-2 and Tranche B-1 term loans, respectively, and the refunding of approximately $1.0 billion of special facility revenue bonds related to JFK. In addition, AAG had cash outflows of $4.5 billion in share repurchases and $224 million in dividend payments.

AAG and American’s principal financing activities in 2015 included proceeds from the issuance of debt of $5.0 billion and $4.5 billion, respectively, including the $2.3 billion issuance of EETCs by American, the $500 million issuance of 4.625% senior notes by AAG and other aircraft-related financings. These cash inflows were offset in part by debt repayments of $2.2 billion by AAG and American, including the $400 million repayment of American’s AAdvantage loan with Citibank. In addition, AAG had cash outflows of $3.8 billion in share repurchases and $278 million in dividend payments.

2015 Compared to 2014

Operating Activities

AAG’s net cash provided by operating activities was $6.2 billion and $3.1 billion in 2015 and 2014, respectively. The increase was primarily due to increased profitability driven by substantially lower fuel costs. In addition, a decrease in pension contributions from $810 million in 2014 to $6 million in 2015 contributed to increased operating cash flows. Our 2015 profitability was negatively affected by a $592 million charge to write off all of the value of Venezuelan bolivars held by us due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

American’s net cash provided by operating activities was $2.6 billion in each of 2015 and 2014. Cash flows were generated from increased profitability, driven by substantially lower fuel costs and a decrease in pension contributions, which were offset in part by American’s funding of AAG’s share repurchase activities. American’s 2015 profitability was negatively affected by a $592 million charge to write off all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

Investing Activities

Net cash used in investing activities was $5.6 billion and $2.9 billion in 2015 and 2014, respectively, for both AAG and American.

AAG and American’s principal investing activities in 2015 included expenditures of $6.2 billion and $6.1 billion, respectively, for property and equipment, primarily 114 newly delivered aircraft and eight spare engines, including 38 Airbus A320 family aircraft, 24 Embraer 175 aircraft, 20 Bombardier CRJ900 aircraft, 17 Boeing 737-800 aircraft, 13 Boeing 787 aircraft and two Boeing 777 aircraft and five Boeing 757 aircraft previously being leased. These cash outflows were offset in part by $391 million in net sales of short-term investments.

AAG and American’s principal investing activities in 2014 each included expenditures of $5.3 billion for property and equipment, primarily 70 newly delivered aircraft, including 25 Airbus A320 family aircraft, 20 Boeing 737-800 aircraft, 16 Bombardier CRJ900 aircraft, six Boeing 777 aircraft, and three Airbus A330 aircraft, the purchase of aircraft previously leased, including nine Airbus A320 family aircraft, three Airbus A330 aircraft and three Boeing 777 aircraft, as well as pre-delivery deposits for certain aircraft on order. These cash outflows were offset in part by $1.8 billion in net sales of short-term investments and $307 million in proceeds from the sale of DCA slots.

Financing Activities

AAG’s net cash used in financing activities was $1.3 billion and $315 million in 2015 and 2014, respectively. American’s net cash provided by financing activities was $2.4 billion and $143 million in 2015 and 2014, respectively.

AAG and American’s principal financing activities in 2015 included proceeds from the issuance of debt of $5.0 billion and $4.5 billion, respectively, including the $2.3 billion issuance of EETCs by American, the $500 million issuance of 4.625% senior notes by AAG and other aircraft-related financings. These cash inflows were offset in part by debt repayments of $2.2 billion by AAG and American, including the $400 million repayment of American’s AAdvantage loan with Citibank. In addition, AAG had cash outflows of $3.8 billion in share repurchases and $278 million in dividend payments.

AAG and American’s principal financing activities in 2014 included proceeds from the issuance of debt of $3.3 billion and $2.6 billion, respectively, including the $1.5 billion issuance of EETCs by American, $1.5 billion of proceeds from the issuance of the 5.50% senior notes by AAG and the term loan under the 2014 Credit Facilities, as well as $811 million of proceeds from sale-leaseback transactions related to the financing of 20 Boeing 737-800 aircraft. These cash inflows were offset in part by debt repayments of $3.1 billion by AAG and $3.0 billion by American, including the $1.0 billion prepayment of American’s 7.50% senior secured notes and the $366 million prepayment of certain airport facility revenue bonds. In addition, AAG had cash outflows of $1.1 billion in share repurchases and $144 million in dividend payments.

Credit Ratings

The following table details our credit ratings as of December 31, 2016:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Credit Rating	Moody’s Corporate Family Rating
AAG	BB-	BB-	Ba3
American.	BB-	BB-	*

*	The credit agency does not rate this category for this entity.

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

Commitments

For further information regarding our commitments, see the Notes to AAG’s Consolidated Financial Statements in Part II, Item 8A and the Notes to American’s Consolidated Financial Statements in Part II, Item 8B at the referenced footnotes below.

	AAG	American
Long-term debt and debt covenants	Note 5	Note 3
Employee benefit plans.	Note 9	Note 7
Commitments, contingencies and guarantees	Note 11	Note 9

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

We have no off-balance sheet arrangements of the types described in the first three categories above that we believe may have a material current or future effect on financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or results of operations are disclosed in Note 11 to AAG’s Consolidated Financial Statements included in Part II, Item 8A and Note 9 to American’s Consolidated Financial Statements in Part II, Item 8B.

Special Facility Revenue Bonds

We guarantee the payment of principal and interest of certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment which are leased to us. Under such leases, we are required to make rental payments through 2035, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2016, the remaining lease payments guaranteeing the principal and interest on these bonds are $605 million, which are accounted for as operating leases.

Pass-Through Trusts

We have financed certain aircraft and engines with EETCs, issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.

Each trust covers a set number of aircraft scheduled to be delivered or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2016, $10.9 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities. American generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates American to absorb decreases in value or entitles American to participate in increases in the value of the aircraft. American does not provide residual value guarantees to the bondholders or equity participants in the trusts. Some leases have a fair market value or a fixed price purchase option that allows American to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, American does not participate in any increases in the value of the aircraft. American concluded it is not the primary beneficiary under these arrangements. Therefore, American accounts for its EETC leveraged lease financings as operating leases. American’s total future obligations under these leveraged lease financings are $1.5 billion as of December 31, 2016.

Contractual Obligations

The following table provides details of our future cash contractual obligations as of December 31, 2016. The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	2017	2018	2019	2020	2021	2022 and Thereafter	Total
American (1)
Debt and capital lease obligations (2), (4) (See Note 3)	$1,899	$1,954	$2,008	$3,416	$2,679	$10,837	$22,793
Interest obligations (3), (4)	913	879	814	703	566	1,572	5,447
Aircraft and engine purchase commitments (5) (See Note 9)	4,064	2,192	3,113	3,133	2,948	2,553	18,003
Operating lease commitments (6) (See Note 9)	2,242	2,010	1,813	1,638	1,213	3,785	12,701
Regional capacity purchase agreements (7) (See Note 9)	1,710	1,421	1,283	1,048	855	2,738	9,055
Minimum pension obligations (8) (See Note 7)	279	62	1,136	800	793	3,082	6,152
Retiree medical and other postretirement benefits and other obligations (8) (See Note 7 and Note 9)	483	388	229	126	98	320	1,644

Total American Contractual Obligations	$11,590	$8,906	$10,396	$10,864	$9,152	$24,887	$75,795

AAG Parent and Other AAG Subsidiaries (1)
Debt and capital lease obligations (2) (See Note 5)	$—	$500	$750	$506	$2	$22	$1,780
Interest obligations (3)	97	82	67	14	2	8	270
Operating lease commitments	8	6	2	1	1	8	26

Total AAG Contractual Obligations	$11,695	$9,494	$11,215	$11,385	$9,157	$24,925	$77,871

(1)	For additional information, see the Notes to AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B referenced in the table above.

(2)

Amounts represent contractual amounts due. Excludes $216 million and $13 million of unamortized debt discount, debt premium and debt issuance costs as of December 31, 2016 for American and AAG, respectively.

(3)	For variable-rate debt, future interest obligations are estimated using the current forward rates at December 31, 2016.

(4)

Includes $10.9 billion of future principal payments and $2.6 billion of future interest payments, respectively, as of December 31, 2016, related to EETCs associated with mortgage financings for the purchase of certain aircraft.

(5)	See Part I, Item 2. Properties – “Aircraft and Engine Purchase Commitments” for additional information about the firm commitment aircraft delivery schedule.

(6)	Includes $1.5 billion of future minimum lease payments related to EETC leverage leased financings of certain aircraft as of December 31, 2016.

(7)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(8)

Includes minimum pension contributions based on actuarially determined estimates and retiree medical and other postretirement benefit payments and is based on estimated payments through 2026. The total pension contribution of $279 million in 2017 assumes a supplemental contribution of $254 million in addition to the $25 million minimum required contribution. See Note 9 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 7 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on our minimum pension obligations.

Capital Raising Activity and Other Possible Actions

In light of our significant financial commitments related to, among other things, new aircraft and the servicing and amortization of existing debt and equipment leasing arrangements, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations and these sources, however, may not be sufficient to cover cash contractual obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks or natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, or aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements. See Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 3 to American’s Consolidated Financial Statements in Part II, Item 8B for information regarding our financing arrangements.

In the past, we have from time to time refinanced, redeemed or repurchased our debt and taken other steps to reduce or otherwise manage the aggregate amount and cost of our debt or lease obligations or otherwise improve our balance sheet. Going forward, depending on market conditions, our cash position and other considerations, we may continue to take such actions.

OTHER INFORMATION

Basis of Presentation

See Note 1 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 1 to American’s Consolidated Financial Statements in Part II, Item 8B for information regarding the basis of presentation.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that impact the preparation of our consolidated financial statements. See the “Basis of Presentation and Summary of Significant Accounting Policies” included in Note 1 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 1 to American’s Consolidated Financial Statements in Part II, Item 8B for additional discussion of the application of these estimates and other accounting policies.

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Our air traffic liability was $3.9 billion and $3.7 billion as of December 31, 2016 and 2015, respectively.

The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in passenger revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. We and other airline industry participants have consistently applied this accounting method to estimate revenue from forfeited tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of our estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in passenger revenue during the period in which the evaluations are completed.

Loyalty Program

We currently operate the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as the Citi and Barclaycard US co-branded credit cards, hotels and car rental companies. Mileage credits can be redeemed for travel on American or other participating partner airlines.

We use the incremental cost method to account for the portion of our loyalty program liability incurred when AAdvantage members earn mileage credits by flying on American, any oneworld airline or other partner airlines. We have an obligation to provide future travel when these mileage credits are redeemed and therefore have recorded a liability for mileage credits outstanding.

The incremental cost liability includes all mileage credits, even mileage credits for members whose account balances have not yet reached the minimum level required to redeem an award. Mileage credits are subject to expiration. The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. The estimated incremental cost primarily includes unit costs incurred for fuel, food and insurance as well as fees incurred when travel awards are redeemed on partner airlines. In calculating the liability, we estimate how many mileage credits will never be redeemed for travel and exclude those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These costs and estimates are based on our historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the consolidated statements of operations as a part of passenger revenue.

As of December 31, 2016 and 2015, the liability for outstanding mileage credits accounted for under the incremental cost method was $669 million and $657 million, respectively, and is included on the consolidated balance sheets within loyalty program liability.

A change to certain estimates used in the calculation of incremental cost could have a material impact on the liability. A one percentage point increase or decrease in the percentage of travel awards redeemed on partner airlines would have an approximate $38 million impact on the liability as of December 31, 2016. A 10% increase or decrease in the assumed price per gallon of fuel would have an approximate $9 million impact on the liability as of December 31, 2016.

Additionally, we applied the acquisition method of accounting in connection with the Merger in December 2013 and recorded a liability for outstanding US Airways’ mileage credits at fair value, an amount significantly in excess of incremental cost. At December 31, 2016, all the mileage credits associated with this liability have been recognized in passenger revenue. At December 31, 2015, this liability was $296 million and was included on the consolidated balance sheet within the loyalty program liability.

We also sell loyalty program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to non-airline business partners is comprised of two components, transportation and marketing. We account for mileage sales under our agreements with non-airline business partners in accordance with Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” In accordance with Topic 605, we allocate the consideration received from the sale of mileage credits based on the relative selling price of each product or service delivered.

In 2016, American entered into new co-branded credit card program agreements with Citi and Barclaycard US. We identified the following revenue elements in these co-branded credit card agreements: the transportation component; the use of the American brand including access to loyalty program member lists, advertising and other travel related benefits (collectively, the marketing component).

The transportation component represents the estimated selling price of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and is amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel. As of December 31, 2016 and 2015, we had $2.1 billion and $1.5 billion, respectively, in deferred revenue from the sale of mileage credits recorded within loyalty program liability on our consolidated balance sheets.

A change to certain estimates used in the allocation of consideration received from the sale of mileage credits could have a material impact on the liability. A 10% increase or decrease in the relative selling price of the transportation component would have an approximate $81 million impact on the liability as of December 31, 2016.

The services under the marketing component are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale. For the years ended December 31, 2016, 2015 and 2014, the marketing component of mileage sales and other marketing related payments included in other revenues was approximately $1.9 billion, $1.7 billion and $1.6 billion, respectively.

Long-lived Assets

Long-lived assets consist of flight equipment, as well as other fixed assets and finite-lived intangible assets such as certain domestic airport slots, customer relationships, marketing agreements,

tradenames and airport gate leasehold rights. In addition to the original cost, the recorded value of our fixed assets is impacted by a number of estimates made, including estimated useful lives, salvage values and our determination as to whether aircraft are temporarily or permanently grounded. Finite-lived intangible assets are originally recorded at their acquired fair values and are subsequently amortized over their estimated useful lives. See Note 1 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 1 to American’s Consolidated Financial Statements in Part II, Item 8B for further information.

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

Goodwill and Indefinite-lived Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but assessed for impairment annually on October 1st or more frequently if events or circumstances indicate that goodwill may be impaired. We have one consolidated reporting unit.

Indefinite-lived intangible assets other than goodwill include certain domestic airport slots at our hubs and international slots and route authorities. Indefinite-lived intangible assets are not amortized but instead are assessed for impairment annually on October 1st or more frequently if events or circumstances indicate that the asset may be impaired.

Goodwill and indefinite-lived intangible assets are measured for impairment by initially performing a qualitative assessment. Under the qualitative approach, we analyze the following factors to determine if events and circumstances have affected the fair value of goodwill and indefinite-lived intangible assets: (1) negative trends in our market capitalization, (2) an increase in fuel prices, (3) declining per mile passenger yields, (4) lower passenger demand as a result of a weakened U.S. and global economy and (5) changes to the regulatory environment.

If we determine that it is more likely than not that the asset value may be impaired, we use the quantitative approach to assess the asset’s fair value and the amount of the impairment. Under the quantitative approach, we calculate the fair value of the asset using the following assumptions: (1) our projected revenues, expenses and cash flows, (2) an estimated weighted average cost of capital, (3) assumed discount rates depending on the asset, (4) a tax rate and (5) market prices for comparable assets. These assumptions are consistent with those which hypothetical market participants would use. If the asset’s carrying value exceeds its fair value calculated using the quantitative approach, we will record an impairment charge for the difference in fair value and carrying value.

Based upon our annual assessment, there were no impairments of our goodwill and indefinite-lived assets in 2016.

Pensions and Retiree Medical and Other Postretirement Benefits

We recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of our pension and retiree medical and other postretirement benefits plans in the consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive income (loss).

Our pension and retiree medical and other postretirement benefits costs and liabilities are calculated using various actuarial assumptions and methodologies. We use certain assumptions including, but not limited to, the selection of the: (i) discount rate; (ii) expected return on plan assets; (iii) expected health care cost trend rate and (iv) the estimated age of pilot retirement (as discussed below). These assumptions as of December 31 were:

	2016	2015
Pension weighted average discount rate (1)	4.30%	4.70%
Retiree medical and other postretirement benefits weighted average discount rate (1)	4.10%	4.42%
Expected rate of return on plan assets (2)	8.00%	8.00%
Weighted average health care cost trend rate assumed for next year (3):
Initial	4.25%	5.21%
Ultimate (2024)	3.77%	4.56%
Pilot Retirement Age	62	62

(1)

When establishing our discount rate to measure our obligations, we match high quality corporate bonds available in the marketplace whose cash flows approximate our projected benefit disbursements. Lowering the discount rate by 50 basis points as of December 31, 2016 would increase our pension and retiree medical and other postretirement benefits obligations by approximately $1.2 billion and $44 million, respectively, and increase estimated 2017 pension expense by $4 million and decrease estimated 2017 retiree medical and other postretirement benefits expense by $1 million.

(2)

The expected rate of return on plan assets is based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions and our target asset allocation of 30% U.S. stocks, 22% developed international stocks, 20% long duration corporate and U.S. government/agency bonds, 20% alternative (private) investments and 8% emerging market stocks. The expected rate of return on plan assets component of our net periodic benefit cost is calculated based on the fair value of plan assets and our target asset allocation. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2016 would increase estimated 2017 pension expense and retiree medical and other postretirement benefits expense by approximately $51 million and $1 million, respectively.

(3)

The assumed health care cost trend rate is based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2017 retiree medical and other postretirement benefits expense by $5 million.

During 2016, we revised our mortality assumptions to incorporate the new mortality improvement scale issued by the Society of Actuaries. This resulted in a decrease in the projected benefit obligations of our pension and retiree medical and other postretirement benefits plans of $146 million and $5 million, respectively. We also reviewed and revised certain other economic and demographic assumptions including the pension and retiree medical and other postretirement benefits discount rates and health care cost and trend rates. The net effect of changing these assumptions for the pension plans resulted in an increase of $891 million in the projected benefit obligation at December 31, 2016. The net effect of changing these assumptions for retiree medical and other postretirement benefits plans resulted in a decrease of $65 million in the projected benefit obligation at December 31, 2016.

See Note 9 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 7 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information regarding our employee benefit plans.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded net as noncurrent deferred income taxes.

We provide a valuation allowance for our deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our projections of future profitability, including risks associated with remaining Merger integration activities as well as other conditions which are beyond our control, such as the health of the economy, the level and volatility of fuel prices and travel demand.

In connection with the preparation of our financial statements at the end of 2015, we determined that after considering all positive and negative evidence, including the completion of certain critical Merger integration milestones as well as our financial performance, it was more likely than not that substantially all of our deferred income tax assets, which include our NOLs, would be realized. Accordingly, we reversed $3.0 billion of the valuation allowance as of December 31, 2015, which resulted in a special non-cash tax benefit recorded in the consolidated statement of operations for 2015.

Recent Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation. The new revenue standard applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted; however, we currently expect to adopt the new revenue standard effective January 1, 2018. Entities have the choice to apply the new revenue standard either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the new revenue standard at the date of initial application and not adjusting comparative information. We currently expect to adopt the new revenue standard using the full retrospective method.

We are still in the process of evaluating how the adoption of the new revenue standard will impact our consolidated financial statements. We currently expect that the new revenue standard will materially impact our liability for outstanding mileage credits earned by AAdvantage loyalty program members when flying on American. We currently use the incremental cost method to account for this portion of our loyalty program liability, which values these mileage credits based on the estimated incremental cost of carrying one additional passenger (see Note 1 (i) Loyalty Program to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 1 (i) Loyalty Program to American’s Consolidated Financial Statements in Part II, Item 8B). The new revenue standard will require us to change our policy and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned will be deferred and recognized in passenger revenue upon future mileage redemption. The carrying value of the earned mileage credits recognized in loyalty program liability is expected to be materially greater under the relative selling price approach than the value attributed to these mileage credits under the incremental cost method. The new revenue standard will also require us to reclassify certain ancillary fees to passenger revenue, which are currently included within other operating revenue.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to adopt the new lease standard using a modified retrospective approach for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. We are currently evaluating how the adoption of the new lease standard will impact our consolidated financial statements. Interpretations are on-going and could have a material impact on our implementation. Currently, we expect that the adoption of the new lease standard will have a material impact on our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

See Note 1 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 1 to American’s Consolidated Financial Statements in Part II, Item 8B for further information on recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Therefore, actual results may differ. See Note 7 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 5 to American’s Consolidated Financial Statements in Part II, Item 8B for additional discussion regarding risk management matters.

Aircraft Fuel

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Because of the amount of fuel needed to operate our airlines, even a relatively small increase or decrease in the price of fuel can have a material effect on our costs and liquidity. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $0.80 per gallon to a high of approximately $3.34 per gallon during the period from January 1, 2012 to December 31, 2016.

As of December 31, 2016, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Our 2017 forecasted mainline and regional fuel consumption is approximately 4.3 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $43 million increase in annual expense.

Foreign Currency

We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposure comes from the British pound, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. We do not currently have a foreign currency hedge program. A uniform 10% relative strengthening in the value of the U.S. dollar from 2016 levels relative to each of the currencies in which we have foreign currency exposure would have resulted in an increase in total nonoperating expense, net of approximately $193 million for the year ended December 31, 2016, and does not address any exposure to foreign currency held on our consolidated balance sheet.

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

Interest

Our earnings and cash flow are also affected by changes in interest rates due to the impact those changes have on our interest income from short-term investments, and our interest expense from variable-rate debt instruments.

Our largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). We had variable rate debt instruments representing approximately 40% of our total long-term debt at December 31, 2016 for both AAG and American. We currently do not have an interest rate hedge program. If interest rates had increased 100 basis points in 2016, interest expense on variable-rate debt for 2016 would have increased by approximately $96 million and the fair value of fixed-rate debt would have decreased by approximately $708 million for AAG and $668 million for American at December 31, 2016.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES GROUP INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Airlines Group Inc.:

We have audited the accompanying consolidated balance sheets of American Airlines Group Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Airlines Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Dallas, Texas

February 22, 2017

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except shares and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating revenues:
Mainline passenger	$27,909	$29,037	$30,802
Regional passenger	6,670	6,475	6,322
Cargo	700	760	875
Other	4,901	4,718	4,651

Total operating revenues	40,180	40,990	42,650
Operating expenses:
Aircraft fuel and related taxes	5,071	6,226	10,592
Salaries, wages and benefits	10,890	9,524	8,508
Regional expenses	6,044	5,983	6,516
Maintenance, materials and repairs	1,834	1,889	2,051
Other rent and landing fees	1,772	1,731	1,727
Aircraft rent	1,203	1,250	1,250
Selling expenses	1,323	1,394	1,544
Depreciation and amortization	1,525	1,364	1,295
Special items, net	709	1,051	800
Other	4,525	4,374	4,118

Total operating expenses	34,896	34,786	38,401

Operating income	5,284	6,204	4,249
Nonoperating income (expense):
Interest income	63	39	31
Interest expense, net of capitalized interest	(991)	(880)	(887)
Other, net	(57)	(747)	(181)

Total nonoperating expense, net	(985)	(1,588)	(1,037)

Income before income taxes	4,299	4,616	3,212
Income tax provision (benefit)	1,623	(2,994)	330

Net income	$2,676	$7,610	$2,882

Earnings per common share:
Basic	$4.85	$11.39	$4.02
Diluted	$4.81	$11.07	$3.93
Weighted average shares outstanding (in thousands):
Basic	552,308	668,393	717,456
Diluted	556,099	687,355	734,016
Cash dividends declared per common share	$0.40	$0.40	$0.20

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$2,676	$7,610	$2,882
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits:
Amortization of actuarial loss and prior service cost	(65)	(108)	(163)
Current year change	(293)	(51)	(2,633)
Derivative financial instruments:
Change in fair value	—	—	(54)
Reclassification into earnings	—	(9)	(4)
Unrealized gain (loss) on investments:
Net change in value	7	(5)	(3)
Reversal of non-cash tax benefit	—	—	330

Total other comprehensive loss, net of tax	(351)	(173)	(2,527)

Total comprehensive income	$2,325	$7,437	$355

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 31,
	2016	2015
ASSETS
Current assets
Cash	$322	$390
Short-term investments	6,037	5,864
Restricted cash and short-term investments	638	695
Accounts receivable, net	1,594	1,425
Aircraft fuel, spare parts and supplies, net	1,094	863
Prepaid expenses and other	639	748

Total current assets	10,324	9,985
Operating property and equipment
Flight equipment	37,028	33,185
Ground property and equipment	7,116	6,402
Equipment purchase deposits	1,209	1,067

Total property and equipment, at cost	45,353	40,654
Less accumulated depreciation and amortization	(14,194)	(13,144)

Total property and equipment, net	31,159	27,510
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $578 and $502, respectively	2,173	2,249
Deferred tax asset	1,498	2,477
Other assets	2,029	2,103

Total other assets	9,791	10,920

Total assets	$51,274	$48,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1,855	$2,231
Accounts payable	1,592	1,563
Accrued salaries and wages	1,516	1,205
Air traffic liability	3,912	3,747
Loyalty program liability	2,789	2,525
Other accrued liabilities	2,208	2,334

Total current liabilities	13,872	13,605
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	22,489	18,330
Pension and postretirement benefits	7,842	7,450
Deferred gains and credits, net	526	667
Other liabilities	2,760	2,728

Total noncurrent liabilities	33,617	29,175
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 507,294,153 shares issued and outstanding at December 31, 2016; 624,622,381 shares issued and outstanding at December 31, 2015	5	6
Additional paid-in capital	7,223	11,591
Accumulated other comprehensive loss	(5,083)	(4,732)
Retained earnings (deficit)	1,640	(1,230)

Total stockholders’ equity	3,785	5,635

Total liabilities and stockholders’ equity	$51,274	$48,415

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$2,676	$7,610	$2,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,818	1,609	1,513
Debt discount and lease amortization	(119)	(122)	(171)
Special items, non-cash	270	273	52
Pension and postretirement	(68)	(193)	(163)
Deferred income tax provision (benefit)	1,611	(3,014)	346
Share-based compensation	100	284	304
Other, net	(18)	(12)	3
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(160)	352	(160)
Increase in other assets	(184)	(27)	(168)
Increase in accounts payable and accrued liabilities	307	173	110
Increase (decrease) in air traffic liability	164	(505)	(97)
Increase (decrease) in loyalty program liability	264	(295)	(229)
Contributions to pension plans	(32)	(6)	(810)
Increase (decrease) in other liabilities	(105)	122	(332)

Net cash provided by operating activities	6,524	6,249	3,080
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(5,731)	(6,151)	(5,311)
Purchases of short-term investments	(6,241)	(8,126)	(5,380)
Sales of short-term investments	6,092	8,517	7,179
Decrease in restricted cash and short-term investments	57	79	261
Net proceeds from slot transaction	—	—	307
Proceeds from sale of an investment	—	52	—
Proceeds from sale of property and equipment	123	35	33
Other investing activities	2	—	—

Net cash used in investing activities	(5,698)	(5,594)	(2,911)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(3,827)	(2,153)	(3,132)
Proceeds from issuance of long-term debt	7,701	5,009	3,302
Deferred financing costs	(77)	(87)	(106)
Sale-leaseback transactions	5	43	811
Exercise of stock options	—	—	10
Treasury stock repurchases	(4,500)	(3,846)	(1,062)
Dividend payments	(224)	(278)	(144)
Other financing activities	28	53	6

Net cash used in financing activities	(894)	(1,259)	(315)

Net decrease in cash	(68)	(604)	(146)
Cash at beginning of year	390	994	1,140

Cash at end of year	$322	$390	$994

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions, except share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balance at December 31, 2013	$5	$10,592	$(2,032)	$(11,296)	$(2,731)
Net income	—	—	—	2,882	2,882
Changes in pension, retiree medical and other postretirement benefits liability	—	—	(2,796)	—	(2,796)
Net changes in fair value of derivative financial instruments	—	—	(58)	—	(58)
Reversal of non-cash tax benefit	—	—	330	—	330
Cash tax withholding on shares issued	—	(110)	—	—	(110)
Purchase and retirement of 23,406,472 of AAG common stock	—	(1,000)	—	—	(1,000)
Dividends declared on common stock ($0.20 per share)	—	—	—	(148)	(148)
US Airways Group convertible debt settled with cash	—	(154)	—	—	(154)
Issuance of 5,701,776 shares of common stock pursuant to employee stock plans	—	10	—	—	10
Issuance of 57,393,096 shares of post-reorganization common stock	1	1,604	—	—	1,605
Issuance of 130,980,613 shares for optional conversion of preferred shares	1	3,889	—	—	3,890
Share-based compensation expense	—	304	—	—	304
Change in unrealized loss on investments	—	—	(3)	—	(3)

Balance at December 31, 2014	7	15,135	(4,559)	(8,562)	2,021
Net income	—	—	—	7,610	7,610
Changes in pension, retiree medical and other postretirement benefits liability	—	—	(159)	—	(159)
Net changes in fair value of derivative financial instruments	—	—	(9)	—	(9)
Cash tax withholding on shares issued	—	(306)	—	—	(306)
Purchase and retirement of 85,141,691 shares of AAG common stock	(1)	(3,585)	—	—	(3,586)
Dividends declared on common stock ($0.40 per share)	—	—	—	(278)	(278)
Issuance of 12,289,537 shares of common stock pursuant to employee stock plans	—	—	—	—	—
Settlement of single-dip unsecured claims held in distributed claims reserve	—	63	—	—	63
Share-based compensation expense	—	284	—	—	284
Change in unrealized loss on investments	—	—	(5)	—	(5)

Balance at December 31, 2015	6	11,591	(4,732)	(1,230)	5,635
Net income	—	—	—	2,676	2,676
Changes in pension, retiree medical and other postretirement benefits liability	—	—	(564)	—	(564)
Non-cash tax benefit	—	—	203		203
Cash tax withholding on shares issued	—	(56)	—	—	(56)
Purchase and retirement of 119,823,621 shares of AAG common stock	(1)	(4,415)	—	—	(4,416)
Dividends declared on common stock ($0.40 per share)	—	—	—	(224)	(224)
Issuance of 2,506,067 shares of common stock pursuant to employee stock plans	—	—	—	—	—
Settlement of single-dip unsecured claims held in distributed claims reserve	—	3	—	—	3
Share-based compensation expense	—	100	—	—	100
Impact of adoption of Accounting Standards Update (ASU) 2016-09 (See Note 1 (r))	—	—	—	418	418
Change in unrealized loss on investments	—	—	10	—	10

Balance at December 31, 2016	$5	$7,223	$(5,083)	$1,640	$3,785

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

1.  Basis of Presentation and Summary of Significant Accounting Policies

(a) Basis of Presentation

American Airlines Group Inc. (we, us, our and similar terms, or AAG), a Delaware corporation, is a holding company whose primary business activity is the operation of a major network air carrier, providing scheduled air transportation for passengers and cargo through its mainline operating subsidiary, American Airlines, Inc. (American) and its wholly-owned regional airline subsidiaries, Envoy Aviation Group Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA) that operate under capacity purchase agreements as American Eagle. On December 9, 2013, a subsidiary of AMR merged with and into US Airways Group, Inc. (US Airways Group), a Delaware corporation, which survived as a wholly-owned subsidiary of AAG, and AAG emerged from Chapter 11 (the Merger). Upon closing of the Merger and emergence from Chapter 11, AMR changed its name to American Airlines Group Inc.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, valuation allowance for deferred tax assets, as well as pensions and retiree medical and other postretirement benefits. Certain prior year amounts have been reclassified to conform to the current year presentation.

(b) Short-term Investments

Short-term investments are classified as available-for-sale and stated at fair value. Realized gains and losses are recorded in nonoperating expense on the consolidated statement of operations. Unrealized gains and losses are recorded in accumulated other comprehensive loss on the consolidated balance sheet.

(c) Restricted Cash and Short-term Investments

We have restricted cash and short-term investments related primarily to collateral held to support workers’ compensation obligations.

(d) Aircraft Fuel, Spare Parts, and Supplies, Net

Aircraft fuel is recorded on a first-in, first-out basis. Spare parts and supplies are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is established for spare parts and supplies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(e) Operating Property and Equipment

Operating property and equipment is recorded at cost and depreciated or amortized to residual values over the asset’s estimated useful life or the lease term, whichever is less, using the straight-line method. Residual values for aircraft, engines, and related rotable parts are generally 5% to 10% of original cost. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated or amortized over the estimated useful life of the asset or the lease term, whichever is less. The estimated useful lives for the principal property and equipment classifications are as follows:

Principal Property and Equipment Classification	Estimated Useful Life
Aircraft, engines and related rotable parts	20 – 30 years
Buildings and improvements	Lesser of 5 – 30 years
Furniture, fixtures and other equipment	3 – 10 years
Capitalized software	5 – 10 years

We record impairment charges on operating property and equipment when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of the assets and the net book value of the assets exceeds their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

(f) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded net as noncurrent deferred income taxes.

We provide a valuation allowance for our deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our projections of future profitability, including risks associated with remaining Merger integration activities as well as other conditions which are beyond our control, such as the health of the economy, the level and volatility of fuel prices and travel demand.

(g) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but assessed for impairment annually on October 1st or more frequently if events or circumstances indicate that goodwill may be impaired. We have one consolidated reporting unit.

Goodwill is measured for impairment by initially performing a qualitative assessment and, if necessary, then comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. Based upon our annual assessment, there was no goodwill impairment in 2016. The carrying value of the goodwill on our consolidated balance sheets was $4.1 billion as of December 31, 2016 and 2015.

(h) Other Intangibles, Net

Intangible assets consist primarily of domestic airport slots, customer relationships, marketing agreements, international slots and route authorities, airport gate leasehold rights and tradenames.

Finite-Lived Intangible Assets

Finite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table provides information relating to our amortizable intangible assets as of December 31, 2016 and 2015 (in millions):

	December 31,
	2016	2015
Domestic airport slots	$365	$365
Customer relationships	300	300
Marketing agreements	105	105
Tradenames	35	35
Airport gate leasehold rights	137	137
Accumulated amortization	(578)	(502)

Total	$364	$440

Certain domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. The customer relationships and marketing agreements were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately nine years and 30 years, respectively. Tradenames are fully amortized.

We recorded amortization expense related to these intangible assets of $76 million, $55 million and $81 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect to record annual amortization expense for these intangible assets as follows (in millions):

2017	$45
2018	41
2019	41
2020	41
2021	41
2022 and thereafter	155

Total	$364

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets include certain domestic airport slots at our hubs and international slots and route authorities. Indefinite-lived intangible assets are not amortized but instead are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

assessed for impairment annually on October 1st or more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2016 and 2015, we had $1.8 billion of indefinite-lived intangible assets on our consolidated balance sheets.

Indefinite-lived intangible assets are reviewed for impairment by initially performing a qualitative assessment to determine whether we believe it is more likely than not that an asset has been impaired. If we believe impairment has occurred, we then evaluate for impairment by comparing the estimated fair value of assets to the carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. Based upon our annual assessment, there was no indefinite-lived intangible asset impairment in 2016.

(i) Loyalty Program

We currently operate the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as the Citi and Barclaycard US co-branded credit cards, hotels and car rental companies. Mileage credits can be redeemed for travel on American or other participating partner airlines.

We use the incremental cost method to account for the portion of our loyalty program liability incurred when AAdvantage members earn mileage credits by flying on American, any oneworld airline or other partner airlines. We have an obligation to provide future travel when these mileage credits are redeemed and therefore have recorded a liability for mileage credits outstanding.

The incremental cost liability includes all mileage credits, even mileage credits for members whose account balances have not yet reached the minimum level required to redeem an award. Mileage credits are subject to expiration. The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. The estimated incremental cost primarily includes unit costs incurred for fuel, food and insurance as well as fees incurred when travel awards are redeemed on partner airlines. In calculating the liability, we estimate how many mileage credits will never be redeemed for travel and exclude those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These costs and estimates are based on our historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the consolidated statements of operations as a part of passenger revenue.

As of December 31, 2016 and 2015, the liability for outstanding mileage credits accounted for under the incremental cost method was $669 million and $657 million, respectively, and is included on the consolidated balance sheets within loyalty program liability.

Additionally, we applied the acquisition method of accounting in connection with the Merger in December 2013 and recorded a liability for outstanding US Airways’ mileage credits at fair value, an amount significantly in excess of incremental cost. At December 31, 2016, all the mileage credits associated with this liability have been recognized in passenger revenue. At December 31, 2015, this liability was $296 million and was included on the consolidated balance sheet within the loyalty program liability.

We also sell loyalty program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to non-airline business partners is comprised of two components,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

transportation and marketing. We account for mileage sales under our agreements with non-airline business partners in accordance with Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” In accordance with Topic 605, we allocate the consideration received from the sale of mileage credits based on the relative selling price of each product or service delivered.

In 2016, American entered into new co-branded credit card program agreements with Citi and Barclaycard US. We identified the following revenue elements in these co-branded credit card agreements: the transportation component; the use of the American brand including access to loyalty program member lists, advertising and other travel related benefits (collectively, the marketing component).

The transportation component represents the estimated selling price of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and is amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel. As of December 31, 2016 and 2015, we had $2.1 billion and $1.5 billion, respectively, in deferred revenue from the sale of mileage credits recorded within loyalty program liability on our consolidated balance sheets.

The services under the marketing component are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale. For the years ended December 31, 2016, 2015 and 2014, the marketing component of mileage sales and other marketing related payments included in other revenues was approximately $1.9 billion, $1.7 billion and $1.6 billion, respectively.

(j) Revenue

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Our air traffic liability was $3.9 billion and $3.7 billion as of December 31, 2016 and 2015, respectively.

The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in passenger revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. We and other airline industry participants have consistently applied this accounting method to estimate revenue from forfeited tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of our estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in passenger revenue during the period in which the evaluations are completed.

We have arrangements with regional carriers to provide us with regional jet and turboprop service under the brand name “American Eagle.” The American Eagle carriers include our wholly-owned

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

regional carriers, Envoy, PSA and Piedmont, as well as third-party regional carriers including Republic Airline Inc. (Republic), Mesa Airlines, Inc. (Mesa), Air Wisconsin Airlines Corporation (Air Wisconsin), Compass Airlines, LLC (Compass), ExpressJet Airlines, Inc. (ExpressJet), SkyWest Airlines, Inc. (SkyWest) and Trans States Airlines, Inc. (Trans States). We classify revenues generated from transportation on these carriers as regional passenger revenues. Liabilities related to tickets sold by us for travel on these air carriers is also included in our air traffic liability and are subsequently recognized as revenue in the same manner as described above.

Passenger Taxes and Fees

Various taxes and fees assessed on the sale of tickets to end customers are collected by us as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statements of operations and recorded as a liability until remitted to the appropriate taxing authority.

Cargo Revenue

Cargo revenue is recognized when we provide the transportation.

Other Revenue

Other revenue includes revenue associated with marketing services provided to our business partners as part of our loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. The accounting and recognition for the loyalty program marketing services are discussed in Note 1(i) above. Baggage fees, ticketing change fees, airport clubs and inflight service revenues are recognized when we provide the service.

(k) Maintenance, Materials and Repairs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.

(l) Selling Expenses

Selling expenses include credit card fees, commissions, computerized reservations systems fees and advertising. Advertising costs are expensed as incurred. Advertising expense was $116 million, $110 million and $92 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(m) Share-based Compensation

We account for our share-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. Certain awards have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. The fair value of stock options and stock appreciation rights (SARs) is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units (RSUs) is based on the market price of the underlying shares of common stock on the date of grant. See Note 14 for further discussion of share-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(n) Deferred Gains and Credits, Net

Included within deferred gains and credits, net are amounts deferred and amortized into future periods associated with the adjustment of leases to fair value in connection with the application of acquisition accounting, deferred gains on the sale-leaseback of aircraft and certain vendor incentives. We periodically receive vendor incentives in connection with acquisition of aircraft and engines. These credits are deferred until aircraft and engines are delivered and then applied as a reduction to the cost of the related equipment.

(o) Foreign Currency Gains and Losses

Foreign currency gains and losses are recorded as part of other nonoperating expense, net in our consolidated statements of operations. Foreign currency gains for 2016 were $1 million. Foreign currency losses for 2015 and 2014 were $751 million and $114 million, respectively. Included in 2015 was a $592 million nonoperating special charge to write off all of the value of Venezuelan bolivars held by us due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

(p) Other Operating Expenses

Other operating expenses includes costs associated with ground and cargo handling, crew travel, aircraft food and catering, passenger accommodation, airport security, international navigation fees and certain general and administrative expenses.

(q) Regional Expenses

Expenses associated with our wholly-owned regional airlines and third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the consolidated statements of operations. Regional expenses consist of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Aircraft fuel and related taxes	$1,109	$1,230	$2,009
Salaries, wages and benefits	1,333	1,187	1,140
Capacity purchases from third-party regional carriers (1)	1,538	1,651	1,494
Maintenance, materials and repairs	345	323	367
Other rent and landing fees	564	504	444
Aircraft rent	36	34	35
Selling expenses	347	333	307
Depreciation and amortization	301	252	217
Special items, net	14	29	24
Other	457	440	479

Total regional expenses	$6,044	$5,983	$6,516

(1)

For the years ended December 31, 2016, 2015 and 2014, the component of capacity purchase expenses related to aircraft deemed to be leased was approximately $405 million, $492 million and $447 million, respectively.

(r) Recent Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation. The new revenue standard applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted; however, we currently expect to adopt the new revenue standard effective January 1, 2018. Entities have the choice to apply the new revenue standard either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the new revenue standard at the date of initial application and not adjusting comparative information. We currently expect to adopt the new revenue standard using the full retrospective method.

We are still in the process of evaluating how the adoption of the new revenue standard will impact our consolidated financial statements. We currently expect that the new revenue standard will materially impact our liability for outstanding mileage credits earned by AAdvantage loyalty program members when flying on American. We currently use the incremental cost method to account for this portion of our loyalty program liability, which values these mileage credits based on the estimated incremental cost of carrying one additional passenger (see (i) Loyalty Program above). The new revenue standard will require us to change our policy and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned will be deferred and recognized in passenger revenue upon future mileage redemption. The carrying value of the earned mileage credits recognized in loyalty program liability is expected to be materially greater under the relative selling price approach than the value attributed to these mileage credits under the incremental cost method. The new revenue standard will also require us to reclassify certain ancillary fees to passenger revenue, which are currently included within other operating revenue.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to adopt the new lease standard using a modified retrospective approach for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. We are currently evaluating how the adoption of the new lease standard will impact our consolidated financial statements. Interpretations are on-going and could have a material impact on our implementation. Currently, we expect that the adoption of the new lease standard will have a material impact on our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

Share-based Compensation

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including the financial statement presentation of excess tax benefits and deficiencies, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

adoption is permitted. We early adopted this standard during the second quarter of 2016. The adoption of this standard resulted in the recognition of $418 million of previously unrecognized excess tax benefits in deferred tax assets and an increase to retained earnings on the consolidated balance sheet as of the beginning of the current year, and the recognition of $15 million of excess tax benefits in the income tax provision for the year ended December 31, 2016.

Fair Value Measurement

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).” ASU 2015-07 requires that investments using the practical expedient to measure fair value at net asset value per share (or its equivalent) be excluded from the fair value hierarchy. Although the investments are not characterized within the fair value hierarchy, the amount of investments measured using the practical expedient must still be disclosed to allow for reconciliation of the total investments in the fair value hierarchy to total investments in the notes to the consolidated financial statements. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015. We adopted this standard retrospectively during the year ended December 31, 2016. The adoption impacted the fair value hierarchy disclosures of our benefit plan assets, see Note 9 for further discussion.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard is to be applied retrospectively to each period presented and is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. This standard is not expected to have a material impact on our consolidated financial statements.

2.  Special Items, Net

Special items, net on the consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Mainline operating special items, net (1)	$709	$1,051	$800

(1)

The 2016 mainline operating special items totaled a net charge of $709 million, which principally included $514 million of Merger integration expenses, $177 million of fleet restructuring expenses and a $25 million net charge consisting of mark-to-market adjustments for bankruptcy obligations.

The 2015 mainline operating special items totaled a net charge of $1.1 billion, which principally included $826 million of Merger integration expenses, $210 million of fleet restructuring expenses and a $53 million net credit consisting of mark-to-market adjustments for bankruptcy obligations.

The 2014 mainline operating special items totaled a net charge of $800 million, which primarily included $732 million of Merger integration expenses, $88 million of fleet restructuring expenses, an $81 million charge to revise prior estimates of certain aircraft residual values and an $81 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

net charge for bankruptcy-related items principally consisting of mark-to-market adjustments for bankruptcy obligations and professional fees. These charges were offset in part by a net $265 million gain related to the divestiture of slots.

Merger integration expenses included costs related to information technology, re-branding of aircraft, airport facilities and uniforms, alignment of labor union contracts, professional fees, relocation, training, and severance, and in 2015 and 2014, also included share-based compensation related to awards granted in connection with the Merger that fully vested in December 2015. Fleet restructuring expenses included the acceleration of aircraft depreciation, impairments, remaining lease payments and lease return costs for aircraft currently grounded or expected to be grounded earlier than planned.

The following additional amounts are also included in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Regional operating special items, net (1)	$14	$29	$24
Nonoperating special items, net (2)	49	594	132
Income tax special items, net (3)	—	(3,015)	346

(1)	The 2016 and 2015 regional operating special items, net principally related to Merger integration expenses.

The 2014 regional operating special items, net consisted primarily of a $24 million charge due to a new pilot labor contract at our Envoy regional subsidiary.

(2)	The 2016 nonoperating special items totaled a net charge of $49 million, which consisted of debt issuance and extinguishment costs associated with bond and term loan refinancings.

The 2015 nonoperating special items totaled a net charge of $594 million, which principally included a $592 million charge to write off all of the value of Venezuelan bolivars held by us due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

The 2014 nonoperating special items totaled a net charge of $132 million, which principally included a $43 million charge for Venezuelan foreign currency losses and $56 million of early debt extinguishment costs primarily related to the prepayment of 7.50% senior secured notes and other indebtedness.

(3)

In 2015, income tax special items totaled a net credit of $3.0 billion. In connection with the preparation of our financial statements for the fourth quarter of 2015, management determined that it was more likely than not that substantially all of our deferred tax assets, which include our net operating losses (NOLs), would be realized. Accordingly, we reversed $3.0 billion of the valuation allowance as of December 31, 2015, which resulted in a special non-cash tax benefit recorded in our consolidated statement of operations. See Note 6 for further information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

3.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Basic EPS:
Net income	$2,676	$7,610	$2,882
Weighted average common shares outstanding (in thousands)	552,308	668,393	717,456

Basic EPS	$4.85	$11.39	$4.02

Diluted EPS:
Net income	$2,676	$7,610	$2,882
Change in fair value of conversion feature on 7.25% convertible senior notes (a)	—	—	3

Net income for purposes of computing diluted EPS	$2,676	$7,610	$2,885
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	552,308	668,393	717,456
Dilutive effect of stock awards	3,791	18,962	15,603
Assumed conversion of convertible senior notes	—	—	957

Diluted weighted average common shares outstanding	556,099	687,355	734,016

Diluted EPS	$4.81	$11.07	$3.93

The following were excluded from the calculation of diluted EPS (in thousands):
Stock options, SARs and RSUs because inclusion would be antidilutive	1,429	764	226

(a)

In March 2014, we notified the holders of the 7.25% convertible senior notes that we had elected to settle all future conversions solely in cash instead of shares of AAG common stock in accordance with the related indenture. Thus, the diluted shares include the weighted average impact of the 7.25% convertible senior notes only for the period from January 1, 2014 to March 12, 2014. In addition, under GAAP, we must adjust the numerator for purposes of calculating diluted EPS by the change in fair value of the conversion feature from March 12, 2014 to May 15, 2014, which increased GAAP net income for purposes of computing diluted EPS by $3 million for the year ended December 31, 2014.

4.  Share Repurchase Programs and Dividends

Since July 2014, our Board of Directors has approved several share repurchase programs aggregating $9.0 billion of authority. As of December 31, 2016, there was no remaining authority to repurchase shares under our existing share repurchase programs. However, in January 2017, our Board of Directors authorized a new $2.0 billion share repurchase program that expires on December 31, 2018.

During the year ended December 31, 2016, we repurchased 119.8 million shares of AAG common stock for $4.4 billion at a weighted average cost per share of $36.86. During the year ended December 31, 2015, we repurchased 85.1 million shares of AAG common stock for $3.6 billion at a weighted average cost per share of $42.09. During the year ended December 31, 2014, we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

repurchased 23.4 million shares of AAG common stock for $1.0 billion at a weighted average cost per share of $42.72. Since the inception of the share repurchase programs in July 2014, we have repurchased 228.4 million shares of AAG common stock for $9.0 billion at a weighted average cost per share of $39.41.

Our Board of Directors declared the following cash dividends:

Year Ended December 31	Period	Per share	For stockholders of record as of	Payable on	Cash paid (millions)
2016	Fourth Quarter	$0.10	November 7, 2016	November 21, 2016	$52
	Third Quarter	0.10	August 5, 2016	August 19, 2016	53
	Second Quarter	0.10	May 4, 2016	May 18, 2016	58
	First Quarter	0.10	February 10, 2016	February 24, 2016	61

	Total	$0.40			$224

2015	Fourth Quarter	$0.10	November 5, 2015	November 19, 2015	$72
	Third Quarter	0.10	August 10, 2015	August 24, 2015	66
	Second Quarter	0.10	May 4, 2015	May 18, 2015	70
	First Quarter	0.10	February 9, 2015	February 23, 2015	70

	Total	$0.40			$278

2014	Fourth Quarter	$0.10	November 3, 2014	November 17, 2014	$72
	Third Quarter	0.10	August 4, 2014	August 18, 2014	72

	Total	$0.20			$144

Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

5.  Debt

Long-term debt and capital lease obligations included in the consolidated balance sheets consisted of (in millions):

	December 31,
	2016	2015
Secured
2013 Credit Facilities, variable interest rate of 3.26%, installments through 2020 (a)	$1,843	$1,867
2014 Credit Facilities, variable interest rate of 3.25%, installments through 2021 (a)	735	743
April 2016 Credit Facilities, variable interest rate of 3.26%, installments through 2023 (a)	1,000	—
December 2016 Credit Facilities, variable interest rate of 3.25%, installments through 2023 (a)	1,250	—
2013 Citicorp Credit Facility Tranche B-1 (b)	—	980
2013 Citicorp Credit Facility Tranche B-2 (b)	—	588
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, maturing from 2017 to 2028 (c)	10,912	8,693
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.81% to 8.48%, maturing from 2017 to 2028 (d)	5,343	4,183
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2017 to 2035 (e)	891	1,080
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2017 to 2028	849	923

	22,823	19,057

Unsecured
5.50% senior notes, interest only payments until due in 2019 (f)	750	750
6.125% senior notes, interest only payments until due in 2018 (f)	500	500
4.625% senior notes, interest only payments until due in 2020 (f)	500	500

	1,750	1,750

Total long-term debt and capital lease obligations	24,573	20,807
Less: Total unamortized debt discount, debt premium and debt issuance costs	229	246
Less: Current maturities	1,855	2,231

Long-term debt and capital lease obligations, net of current maturities	$22,489	$18,330

The table below shows availability under revolving credit facilities, all of which were undrawn, as of December 31, 2016 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

The April 2016 and December 2016 Credit Facilities each provide for a revolving credit facility that may be established in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport leasehold rights, route authorities and airport slots. At December 31, 2016, we were operating 34 aircraft under capital leases. Leases can generally be renewed at rates based on fair market value at the end of the lease term for a number of additional years.

At December 31, 2016, the maturities of long-term debt and capital lease obligations are as follows (in millions):

2017	$1,899
2018	2,454
2019	2,758
2020	3,922
2021	2,681
2022 and thereafter	10,859

Total	$24,573

(a) 2013, 2014, April 2016 and December 2016 Credit Facilities

Certain details of our 2013, 2014, April 2016 and December 2016 Credit Facilities (collectively referred to as the Credit Facilities) are shown in the table below as of December 31, 2016:

	2013 Credit Facilities		2014 Credit Facilities		April and December 2016 Credit Facilities
	2013 Term Loan	2013 Revolving Facility	2014 Term Loan	2014 Revolving Facility	April 2016 Term Loan	December 2016 Term Loan

Aggregate principal issued or credit facility availability	$1.9 billion	$1.4 billion	$750 million	$1.025 billion	$1.0 billion	$1.25 billion

Principal outstanding or drawn	$1.84 billion	$—	$735 million	$—	$1.0 billion	$1.25 billion

Maturity date	June 2020	October 2020	October 2021	October 2020	April 2023	December 2023

London Interbank Offered Rate (LIBOR) margin	2.50%(1),(2)	3.00%	2.50%(1)	3.00%	2.50%(1)	2.50%(1)

(1)	LIBOR margin is subject to a floor of 0.75%.

(2)

As AAG’s corporate credit rating was Ba3 or higher from Moody’s and BB- or higher from Standard and Poor’s (S&P) as of December 31, 2016, the applicable LIBOR margin is 2.50% for the 2013 Term Loan; otherwise, the LIBOR margin would be 2.75%.

The Term Loans are repayable in annual installments in an amount equal to 1.00% of the principal amount, with any unpaid balance due on the respective maturity dates. Voluntary prepayments may be made by American at any time.

The proceeds from the April 2016 Term Loan and the December 2016 Term Loan were used to repay $588 million and $970 million, respectively, in remaining principal plus accrued and unpaid interest of the 2013 Citicorp Credit Facility tranche B-2 term loan (Tranche B-2) and tranche B-1 term loan (Tranche B-1), respectively, with the remainder of the proceeds to be used for general corporate purposes.

The 2013 and 2014 Revolving Facilities provide that American may from time to time borrow, repay and reborrow loans thereunder and have the ability to issue letters of credit thereunder in an aggregate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

amount outstanding at any time up to $300 million. The 2013 and 2014 Revolving Facilities are each subject to an undrawn fee of 0.75%. As of December 31, 2016, there were no borrowings or letters of credit outstanding under the 2013 or 2014 Revolving Facilities. The April 2016 and December 2016 Credit Facilities each provide for a revolving credit facility that may be established in the future.

Subject to certain limitations and exceptions, the Credit Facilities are secured by certain collateral, including spare parts, certain slots, route authorities and airport gate leasehold rights. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans as further described below in “Collateral-Related Covenants.”

The Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become due and payable immediately. In addition, if a “change of control” occurs, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the Credit Facilities and terminate the 2013 and 2014 Revolving Facilities and any revolving credit facilities established under the April 2016 or December 2016 Credit Facilities. The Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

(b) 2013 Citicorp Credit Facility

On May 23, 2013, American entered into a term loan credit facility (as amended, the 2013 Citicorp Credit Facility) with Citicorp North America, Inc., as administrative agent, and certain lenders. The 2013 Citicorp Credit Facility consisted of Tranche B-1 and Tranche B-2 that were repaid and terminated in 2016 in connection with American’s entry into the April 2016 and December 2016 Credit Facilities discussed above.

(c) EETCs Issued in 2016

2016-1 EETCs

In January 2016, American created three pass-through trusts which issued approximately $1.1 billion aggregate principal amount of Series 2016-1 Class AA, Class A and Class B EETCs (the 2016-1 EETCs) in connection with the financing of 22 aircraft owned by American (the 2016-1 EETC Aircraft). All of the proceeds received from the sale of the 2016-1 EETCs have been used to purchase equipment notes issued by American. Interest and principal payments on the equipment notes are payable semi-annually in January and July of each year, which began in July 2016. These equipment notes are secured by liens on the 2016-1 EETC Aircraft.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The details of the 2016-1 EETC equipment notes issued by American in three series are reflected in the table below as of December 31, 2016:

2016-1 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$584 million	$262 million	$228 million
Fixed interest rate per annum	3.575%	4.10%	5.25%
Maturity date	January 2028	January 2028	January 2024

2016-2 EETCs

In May and July 2016, American created three pass-through trusts which issued approximately $1.1 billion aggregate principal amount of Series 2016-2 Class AA, Class A and Class B EETCs (the 2016-2 EETCs) in connection with the financing of 22 aircraft owned by American (the 2016-2 EETC Aircraft). All of the proceeds received from the sale of the 2016-2 EETCs have been used to purchase equipment notes issued by American. Interest and principal payments on the equipment notes are payable semi-annually in June and December of each year, with interest payments that began in December 2016 and principal payments beginning in June 2017. These equipment notes are secured by liens on the 2016-2 EETC Aircraft.

The details of the 2016-2 EETC equipment notes issued by American in three series are reflected in the table below as of December 31, 2016:

2016-2 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$567 million	$261 million	$227 million
Fixed interest rate per annum	3.20%	3.65%	4.375%
Maturity date	June 2028	June 2028	June 2024

2016-3 EETCs

In October 2016, American created two pass-through trusts which issued approximately $814 million aggregate principal amount of Series 2016-3 Class AA and Class A EETCs (the 2016-3 EETCs) in connection with the financing of 25 aircraft owned by American or originally scheduled to be delivered to American through January 2017 (the 2016-3 EETC Aircraft). A portion of the proceeds received from the sale of the 2016-3 EETCs has been used to acquire Series AA and A equipment notes issued by American to the pass-through trusts and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2016-3 EETCs until such time as American issues additional Series AA and A equipment notes to the pass-through trusts, which will purchase the notes with escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on our consolidated balance sheet because the proceeds held by the depository are not American’s assets.

As of December 31, 2016, approximately $705 million of the escrowed proceeds from the 2016-3 EETCs have been used to purchase equipment notes issued by American. Interest and principal payments on the equipment notes are payable semi-annually in April and October of each year, with interest payments beginning in April 2017 and principal payments beginning in October 2017. These equipment notes are secured by liens on the 2016-3 EETC Aircraft. The remaining escrowed proceeds of $109 million will be used to purchase equipment notes as new aircraft are financed following their delivery.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The details of the 2016-3 EETC equipment notes issued by American in two series are reflected in the table below as of December 31, 2016:

2016-3 EETCs
	Series AA	Series A
Aggregate principal issued	$558 million	$256 million
Remaining escrowed proceeds	$75 million	$34 million
Fixed interest rate per annum	3.00%	3.25%
Maturity date	October 2028	October 2028

(d) Equipment Loans and Other Notes Payable Issued in 2016

In 2016, American entered into loan agreements to borrow $1.8 billion in connection with the financing of certain aircraft. Debt incurred under these loan agreements matures in 2021 through 2028 and bears interest at fixed and variable rates of LIBOR plus an applicable margin averaging 2.96% at December 31, 2016.

(e) Special Facility Revenue Bonds

2016 Financing Activity

In June 2016, the New York Transportation Development Corporation (NYTDC) issued approximately $844 million of special facility revenue refunding bonds (the 2016 JFK Bonds) on behalf of American. The net proceeds from the 2016 JFK Bonds generally were used to provide a portion of the funds to refinance $1.0 billion of special facility revenue bonds (Prior JFK Bonds), the net proceeds of which partially financed the construction of a terminal (the Terminal) used by American at John F. Kennedy International Airport (JFK).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(f) Senior Notes

The details of our 5.50%, 6.125% and 4.625% senior notes are shown in the table below as of December 31, 2016:

	5.50% Senior Notes	6.125% Senior Notes	4.625% Senior Notes
Aggregate principal issued and outstanding	$750 million	$500 million	$500 million
Maturity date	October 2019	June 2018	March 2020
Fixed interest rate per annum	5.50%	6.125%	4.625%
Interest payments	Semi-annually in arrears in April and October	Semi-annually in arrears in June and December	Semi-annually in arrears in March and September

The 5.50% senior notes and the 4.625% senior notes are senior unsecured obligations of AAG. The 6.125% senior notes are general unsecured senior obligations of AAG. The senior notes are fully and unconditionally guaranteed by American. The indentures for the senior notes contain covenants and events of default generally customary for similar financings. In addition, if we experience specific kinds of changes of control, we must offer to repurchase the senior notes at a price of 101% of the principal amount plus accrued and unpaid interest, if any, to (but not including) the repurchase date. Upon the occurrence of certain events of default, the senior notes may be accelerated and become due and payable.

Guarantees

As of December 31, 2016, AAG had issued guarantees covering approximately $844 million of American’s special facility revenue bonds (and interest thereon) and $9.3 billion of American’s secured debt (and interest thereon), including the Credit Facilities and certain EETC financings.

Collateral-Related Covenants

Certain of our debt financing agreements contain loan to value (LTV) ratio covenants and require us to annually appraise the related collateral. Pursuant to such agreements, if the LTV ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Specifically, we are required to meet certain collateral coverage tests on an annual basis for four credit facilities, as described below:

	2013 Credit Facilities	2014 Credit Facilities	April 2016 Credit Facilities	December 2016 Credit Facilities
Frequency of Appraisals of Appraised Collateral	Annual	Annual	Annual	Annual
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	31.5%	23.2%	47.7%	61.8%
Collateral Description	Generally, certain slots, route authorities, and airport gate leasehold rights used by American to operate all services between the U.S. and South America	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and London Heathrow	Certain spare parts	Generally, certain Ronald Reagan Washington National Airport (DCA) slots, certain La Guardia Airport (LGA) slots, and certain simulators

At December 31, 2016, we were in compliance with the applicable collateral coverage tests as of the most recent measurement dates.

6.  Income Taxes

The significant components of the income tax provision (benefit) were (in millions):

	Year Ended December 31,
	2016	2015	2014
Current income tax provision (benefit):
Federal	$—	$—	$(25)
State and Local	12	20	9

Current income tax provision (benefit)	12	20	(16)

Deferred income tax provision (benefit):
Federal	1,508	(2,884)	345
State and Local	103	(130)	1

Deferred income tax provision (benefit)	1,611	(3,014)	346

Total income tax provision (benefit)	$1,623	$(2,994)	$330

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Statutory income tax provision	$1,505	$1,616	$1,123
State income tax provision, net of federal tax effect	63	72	75
Book expenses (benefits) not deductible for tax purposes	34	57	(1)
Bankruptcy administration expenses	1	3	95
Alternative minimum tax (AMT) credit refund	—	—	(24)
Change in valuation allowance	7	(4,742)	(1,323)
Income tax provision resulting from OCI allocation	—	—	330
Other, net	13	—	55

Income tax provision (benefit)	$1,623	$(2,994)	$330

We provide a valuation allowance for our deferred tax assets, which include our NOLs, when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our projections of future profitability, including risks associated with remaining Merger integration activities as well as other conditions which are beyond our control, such as the health of the economy, the level and volatility of fuel prices and travel demand.

In connection with the preparation of our financial statements at the end of 2015, we determined that after considering all positive and negative evidence, including the completion of certain critical Merger integration milestones as well as our financial performance, it was more likely than not that substantially all of our deferred income tax assets, which include our NOLs, would be realized. Accordingly, we reversed $3.0 billion of the valuation allowance, which resulted in a special non-cash tax benefit recorded in the consolidated statement of operations.

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

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of accumulated other comprehensive income (loss), described in Note 10. The total increase in the valuation allowance was $7 million in 2016. The total decrease in the valuation allowance was $4.8 billion and $197 million in 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The components of our deferred tax assets and liabilities were (in millions):

	December 31,
	2016	2015
Deferred tax assets:
Operating loss carryforwards	$3,853	$2,558
Pensions	2,610	2,436
Loyalty program liability	485	590
Alternative minimum tax credit carryforwards	344	346
Postretirement benefits other than pensions	291	340
Rent expense	256	134
Gains from lease transactions	213	262
Reorganization items	53	57
Other	972	1,200

Total deferred tax assets	9,077	7,923
Valuation allowance	(29)	(22)

Net deferred tax assets	9,048	7,901

Deferred tax liabilities:
Accelerated depreciation and amortization	(7,216)	(5,158)
Other	(345)	(266)

Total deferred tax liabilities	(7,561)	(5,424)

Net deferred tax asset	$1,487	$2,477

At December 31, 2016, we had approximately $10.5 billion of gross NOL Carryforwards to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017. The federal NOL Carryforwards will expire beginning in 2022 if unused. We also had approximately $3.7 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2016, which will expire in years 2017 through 2036 if unused. Our ability to deduct our NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. Substantially all of our remaining federal NOL Carryforwards (attributable to US Airways Group) are subject to limitation under Section 382; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $8.9 billion of unlimited NOL still remaining at December 31, 2016) of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. Similar limitations may apply for state income tax purposes. Our ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another future ownership change occurs. Under the Section 382 limitation, cumulative stock ownership changes among material stockholders exceeding 50% during a rolling three-year period can potentially limit a company’s future use of NOLs and tax credits. See Part I, Item 1A. Risk Factors – “Our ability to utilize our NOL Carryforwards may be limited” for unaudited additional discussion of this risk.

At December 31, 2016, we had an AMT credit carryforward of approximately $339 million available for federal income tax purposes, which is available for an indefinite period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

In 2016, we recorded an income tax provision with an effective rate of approximately 38%, which was substantially non-cash as we utilized our NOLs described above. Substantially all of our income before income taxes is attributable to the United States.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our 2013 through 2015 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and we are under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. We believe that the effect of any assessments will not be material to our consolidated financial statements.

The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. We accrue interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively.

7.  Risk Management

Our economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.

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

These additional factors could impact our results of operations, financial performance and liquidity:

(a) Credit Risk

Most of our receivables relate to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on American. These receivables are short-term, mostly settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. We do not believe we are subject to any significant concentration of credit risk.

(b) Interest Rate Risk

We have exposure to market risk associated with changes in interest rates related primarily to our variable rate debt obligations. Interest rates on $9.6 billion principal amount of long-term debt as of December 31, 2016 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on our variable rate debt was 3.1% at December 31, 2016. We do not currently have an interest rate hedge program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(c) Foreign Currency Risk

We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposure comes from the British pound, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. We do not currently have a foreign currency hedge program. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for unaudited additional discussion of this risk.

8.  Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (i.e. an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:

•	Level 1 – Observable inputs such as quoted prices in active markets;

•	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

When available, we use quoted market prices to determine the fair value of our financial assets. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates.

We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2016.

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$589	$589	$—	$—
Corporate obligations	2,550	—	2,550	—
Bank notes/certificates of deposit/time deposits	2,898	—	2,898	—

	6,037	589	5,448	—
Restricted cash and short-term investments (1)	638	638	—	—

Total	$6,675	$1,227	$5,448	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)

All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $385 million of bank notes/certificates of deposit/time deposits and $230 million of corporate obligations.

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$1,010	$1,010	$—	$—
Government agency investments	1	—	1	—
Corporate obligations	2,191	—	2,191	—
Bank notes/certificates of deposit/time deposits	2,662	—	2,662	—

	5,864	1,010	4,854	—
Restricted cash and short-term investments (1)	695	695	—	—

Total	$6,559	$1,705	$4,854	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)

All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $1.2 billion of bank notes/certificates of deposit/time deposits and $734 million of corporate obligations.

There were no Level 1 to Level 2 transfers during the years ended December 31, 2016 or 2015.

Fair Value of Debt

The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$24,344	$24,983	$20,561	$21,111

9.  Employee Benefit Plans

We sponsor defined benefit and defined contribution pension plans for eligible employees. The defined benefit pension plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Effective November 1,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

2012, substantially all of our defined benefit pension plans were frozen and we began providing enhanced benefits under our defined contribution pension plans for certain groups. We use a December 31 measurement date for all of our defined benefit pension plans. We also provide certain retiree medical and other postretirement benefits, including health care and life insurance benefits, to retired employees. Effective November 1, 2012, we modified our retiree medical and other postretirement benefits plans to eliminate the company subsidy for employees who retire on or after November 1, 2012. As a result of modifications to our retiree medical and other postretirement benefits plans in 2012, we recognized a negative plan amendment of $1.9 billion, which is included as a component of actuarial gain in OCI and will be amortized over the future service life of the active plan participants for whom the benefit was eliminated, or approximately eight years. As of December 31, 2016, $871 million of actuarial gain remains to be amortized.

Benefit Obligations, Fair Value of Plan Assets and Funded Status

The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and a statement of funded status as of December 31, 2016 and 2015:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2016	2015	2016	2015
	(In millions)
Benefit obligation at beginning of period	$16,395	$17,594	$1,131	$1,325
Service cost	2	2	3	3
Interest cost	749	737	47	50
Actuarial (gain) loss (1) (2)	729	(1,159)	(105)	(177)
Plan amendments	—	—	7	—
Settlements	(2)	(3)	—	—
Benefit payments	(635)	(776)	(92)	(94)
Other	—	—	—	24

Benefit obligation at end of period	$17,238	$16,395	$991	$1,131

Fair value of plan assets at beginning of period	$9,707	$10,986	$253	$244
Actual return on plan assets	915	(506)	22	(10)
Employer contributions	32	6	83	89
Settlements	(2)	(3)	—	—
Benefit payments	(635)	(776)	(92)	(94)
Other (3)	—	—	—	24

Fair value of plan assets at end of period	$10,017	$9,707	$266	$253

Funded status at end of period	$(7,221)	$(6,688)	$(725)	$(878)

(1)	The December 31, 2016 and 2015 pension actuarial (gain) loss primarily relates to weighted average discount rate assumption changes and changes to our mortality assumptions.

(2)

The December 31, 2016 and 2015 retiree medical and other postretirement benefits actuarial gain primarily relates to medical trend and cost assumption changes, favorable plan experience adjustments and weighted average discount rate assumption changes.

(3)

At December 31, 2015, certain trust assets totaling approximately $24 million, were added to the retiree medical and other postretirement benefits plans asset values that were previously offset against the benefit obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2016	2015	2016	2015
	(In millions)
As of December 31,
Current liability	$7	$7	$97	$109
Noncurrent liability (1)	7,214	6,681	628	769

Total liabilities	$7,221	$6,688	$725	$878

Net actuarial loss (gain)	$5,484	$5,047	$(430)	$(339)
Prior service cost (benefit) (1)	188	216	(837)	(1,084)

Total accumulated other comprehensive loss (income), pre-tax	$5,672	$5,263	$(1,267)	$(1,423)

(1)

The 2016 noncurrent liability does not include $20 million of other postretirement benefits or $1 million of prior service cost. The 2015 noncurrent liability does not include $17 million of other postretirement benefits or $1 million of prior service cost.

Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2016	2015	2016	2015
	(In millions)
Projected benefit obligation (PBO)	$17,209	$16,369	$—	$—
Accumulated benefit obligation (ABO)	17,197	16,357	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	990	1,129
Fair value of plan assets	9,986	9,677	266	253
ABO less fair value of plan assets	7,211	6,680	—	—

Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
	(In millions)
Defined benefit plans:
Service cost	$2	$2	$3	$3	$3	$1
Interest cost	749	737	746	47	50	61
Expected return on assets	(750)	(851)	(786)	(20)	(19)	(19)
Settlements	—	1	4	—	—	—
Amortization of:
Prior service cost (benefit) (1)	28	28	28	(240)	(243)	(244)
Unrecognized net loss (gain)	126	112	43	(17)	(9)	(8)

Net periodic benefit cost (income)	155	29	38	(227)	(218)	(209)
Defined contribution plan cost	766	662	546	N/A	N/A	N/A

Total cost (income)	$921	$691	$584	$(227)	$(218)	$(209)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(1)	The 2016, 2015 and 2014 prior service cost does not include amortization of $1 million, $3 million and $14 million, respectively, related to other postretirement benefits.

The estimated amount of unrecognized net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $144 million.

The estimated amount of unrecognized net gain for the retiree medical and other postretirement benefits plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $23 million.

Assumptions

The following actuarial assumptions were used to determine our benefit obligations and net periodic benefit cost for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2016	2015	2016	2015
Benefit obligations:
Weighted average discount rate	4.30%	4.70%	4.10%	4.42%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Net periodic benefit cost:
Weighted average discount rate	4.70%	4.30%	5.10%	4.42%	4.00%	4.74%
Weighted average expected rate of return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	4.25%	5.21%	5.25%

(1)	The weighted average health care cost trend rate at December 31, 2016 is assumed to decline gradually to 3.77% by 2024 and remain level thereafter.

As of December 31, 2016, our estimate of the long-term rate of return on plan assets was 8% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs.

A one percentage point change in the assumed health care cost trend rates would have the following effects on our retiree medical and other postretirement benefits plans (in millions):

	1% Increase	1% Decrease
Increase (decrease) on 2016 service and interest cost	$3	$(3)
Increase (decrease) on benefit obligation as of December 31, 2016	53	(50)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Minimum Contributions

We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and various other laws for U.S. based plans as well as under funding rules specific to countries where we maintain defined benefit plans. Based on current funding assumptions, we have minimum required contributions of $25 million for 2017. We expect to make supplemental contributions of $254 million to our U.S. based defined benefit plans in 2017. Currently, the minimum funding obligation for our U.S. based defined benefit pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Our pension funding obligations are likely to increase materially following expiration of the temporary funding rules, when we will be required to make contributions relating to the 2018 fiscal year. The amount of these obligations will depend on the performance of our investments held in trust by the pension plans, interest rates for determining liabilities, the amount of and timing of any supplemental contributions and our actuarial experience.

Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2017	2018	2019	2020	2021	2022-2026
Pension	$688	$722	$762	$804	$845	$4,819
Retiree medical and other postretirement benefits	97	93	88	79	73	312

Plan Assets

The objectives of our investment policies are to: maintain sufficient income and liquidity to pay retirement benefits; produce a long-term rate of return that meets or exceeds the assumed rate of return for plan assets; limit the volatility of asset performance and funded status; and diversify assets among asset classes and investment managers.

Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range
Equity	65% - 90%
Public:
U.S.	20% - 45%
International	17% - 27%
Emerging Markets	5% - 11%
Alternative Investments	5% - 30%
Fixed Income	15% - 40%
U.S. Long Duration	15% - 40%
High Yield and Emerging Markets	0% - 10%
Other	0% - 5%
Cash Equivalents	0% - 5%

Public equity and emerging market fixed income securities are used to provide diversification and are expected to generate higher returns over the long-term than U.S. long duration bonds. Public

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

stocks are managed using a value investment approach in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. U.S. long duration bonds are used to partially hedge the assets from declines in interest rates. Alternative (private) investments are used to provide expected returns in excess of the public markets over the long-term. Additionally, the pension plan’s master trust engages currency overlay managers in an attempt to increase returns by protecting non-U.S. dollar denominated assets from a rise in the relative value of the U.S. dollar. The pension plan’s master trust also participates in securities lending programs to generate additional income by loaning plan assets to borrowers on a fully collateralized basis. These programs are subject to market risk.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Benefit Plan Assets Measured at Fair Value on a Recurring Basis

The fair value of our pension plan assets at December 31, 2016 and 2015, by asset category, are as follows (in millions):

	Fair Value Measurements as of December 31, 2016
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$573	$—	$—	$573
Equity securities:
International markets (a), (b)	3,232	—	—	3,232
Large-cap companies (b)	2,253	—	—	2,253
Mid-cap companies (b)	371	—	—	371
Small-cap companies (b)	6	—	—	6
Mutual funds (c)	49	—	—	49
Fixed income:
Corporate bonds (d)	—	2,337	—	2,337
Government securities (e)	—	150	—	150
U.S. municipal securities	—	37	—	37
Alternative instruments:
Private equity partnerships (f)	—	—	21	21
Private equity partnerships measured at net asset value (f) (h)	—	—	—	703
Common/collective trusts (g)	—	32	—	32
Common/collective trusts and 103-12 Investment Trust measured at net asset value (g) (h)	—	—	—	227
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	40	—	—	40
Due to/from brokers for sale of securities – net	(9)	—	—	(9)
Other liabilities – net	(7)	—	—	(7)

Total	$6,508	$2,556	$23	$10,017

a)

Holdings are diversified as follows: 15% United Kingdom, 12% Japan, 10% France, 7% Switzerland, 6% Netherlands, 17% of other emerging markets and the remaining 33% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)

Investment includes mutual funds invested 42% in equity securities of large-cap, mid-cap and small-cap U.S. companies, 33% in U.S. treasuries and corporate bonds and 25% in equity securities of international companies.

d)

Includes approximately 74% investments in corporate debt with a S&P rating lower than A and 26% investments in corporate debt with a S&P rating A or higher. Holdings include 86% U.S. companies, 12% international companies and 2% emerging market companies.

e)

Includes approximately 61% investments in U.S. domestic government securities and 39% in emerging market government securities. There are no significant foreign currency risks within this classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

f)

Includes limited partnerships that invest primarily in U.S. (95%) and European (5%) buyout opportunities of a range of privately held companies. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its net asset value, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $456 million over the next ten years.

g)

Investment includes 73% in an emerging market 103-12 Investment Trust with investments in emerging country equity securities, 12% in Canadian segregated balanced value, income growth and diversified pooled funds and 15% in a common/collective trust investing in securities of smaller companies located outside the U.S., including developing markets. Requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

h)

In accordance with ASU 2015-07, certain investments that are measured using net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the notes to the consolidated financial statements.

	Fair Value Measurements as of December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$287	$—	$—	$287
Equity securities:
International markets (a), (b)	2,873	—	—	2,873
Large-cap companies (b)	1,999	—	—	1,999
Mid-cap companies (b)	361	—	—	361
Small-cap companies (b)	18	—	—	18
Mutual funds (c)	47	—	—	47
Fixed income:
Corporate bonds (d)	—	2,204	—	2,204
Government securities (e)	—	917	—	917
U.S. municipal securities	—	48	—	48
Alternative instruments:
Private equity partnerships (f)	—	—	16	16
Private equity partnerships measured at net asset value (f) (h)	—	—	—	706
Common/collective trusts (g)	—	30	—	30
Common/collective trusts and 103-12 Investment Trust measured at net asset value (g) (h)	—	—	—	189
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	50	—	—	50
Due to/from brokers for sale of securities – net	23	—	—	23
Other assets – net	8	—	—	8
Other liabilities – net	(71)	—	—	(71)

Total	$5,595	$3,199	$18	$9,707

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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

d)

Includes approximately 74% investments in corporate debt with a S&P rating lower than A and 26% investments in corporate debt with a S&P rating A or higher. Holdings include 82% U.S. companies, 16% international companies and 2% emerging market companies.

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

h)

In accordance with ASU 2015-07, certain investments that are measured using net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the notes to the consolidated financial statements.

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2016, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2015	$16	$2
Actual return on plan assets:
Relating to assets sold during the period	7	—
Purchases	7	—
Sales	(9)	—

Ending balance at December 31, 2016	$21	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2015, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2014	$17	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	(1)	—

Ending balance at December 31, 2015	$16	$2

The fair value of our retiree medical and other postretirement benefits plans assets at December 31, 2016 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2016
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$5	$—	$—	$5
Mutual funds – Institutional Class	261	—	—	261

Total	$266	$—	$—	$266

The fair value of our retiree medical and other postretirement benefits plans assets at December 31, 2015 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – Institutional Class	19	—	—	19
Mutual funds – AMR Class	—	230	—	230

Total	$23	$230	$—	$253

Investments in the retiree medical and other postretirement benefits plans’ mutual funds are valued by quoted prices on the active market, which is fair value and represents the net asset value of the shares of such funds as of the close of business at the end of the period. AMR Class shares are offered without a sales charge to participants. Purchases are restricted to certain retirement benefit plans, including our retiree medical and other postretirement benefits plans, resulting in a fair value classification of Level 2. Investments include approximately 27% of investments in non-U.S. common stocks in each of 2016 and 2015. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.

Profit Sharing Program

We instituted an employee profit sharing program effective on January 1, 2016 and accrue 5% of our pre-tax income excluding special items to distribute to employees in early 2017. For the year ended December 31, 2016, we accrued $314 million for this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

10.  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Derivative Financial Instruments	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)	Total
Balance at December 31, 2014	$(3,683)	$9	$(5)	$(880)	$(4,559)
Other comprehensive loss before reclassifications	(51)	—	(6)	—	(57)
Amounts reclassified from accumulated other comprehensive income (loss)	(108)	(9)	1	—	(116)

Net current-period other comprehensive loss	(159)	(9)	(5)	—	(173)

Balance at December 31, 2015	(3,842)	—	(10)	(880)	(4,732)
Other comprehensive income (loss) before reclassifications	(462)	—	10	166	(286)
Amounts reclassified from accumulated other comprehensive income (loss)	(102)	—	—	37 (2)	(65)

Net current-period other comprehensive income (loss)	(564)	—	10	203	(351)

Balance at December 31, 2016	$(4,406)	$—	$—	$(677)	$(5,083)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the consolidated statement of operations.

Reclassifications out of AOCI for the years ended December 31, 2016 and 2015 are as follows (in millions):

	Amount reclassified from AOCI		Affected line items on the consolidated statement of operations
	Year Ended December 31,
AOCI Components	2016	2015
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(134)	$(212)	Salaries, wages and benefits
Actuarial loss	69	104	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	—	(9)	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	—	1	Other nonoperating, net

Total reclassifications for the period, net of tax	$(65)	$(116)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Amounts allocated to OCI for income taxes as further described in Note 6 will remain in AOCI until we cease all related activities, such as termination of the pension plan.

11.  Commitments, Contingencies and Guarantees

(a) Aircraft and Engine Purchase Commitments

Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2016 are expected to be as follows (approximately, in millions):

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Payments for aircraft commitments and certain engines (1)	$4,064	$2,192	$3,113	$3,133	$2,948	$2,553	$18,003

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted a security interest in its purchase deposits with Boeing. Our purchase deposits held by all manufacturers totaled $1.2 billion as of December 31, 2016.

(b) Facility and support commitments

We have contracts related to facility construction or improvement projects, primarily at airport locations, as well as information technology support. The contractual obligations related to these contracts are presented in the table below (approximately, in millions):

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Facility construction or improvement contracts	$182	$126	$13	$—	$—	$—	$321
Information technology contracts	205	168	128	47	24	8	580

(c) Capacity Purchase Agreements with Third-Party Regional Carriers

American has capacity purchase agreements with third-party regional carriers. The capacity purchase agreements provide that all revenues, including passenger, in-flight, ancillary, mail and freight revenues, go to American. In return, American agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that American reimburses 100% of certain variable costs, such as airport landing fees and passenger liability insurance. American controls marketing, scheduling, ticketing, pricing and seat inventories.

As of December 31, 2016, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2017 to 2027, with rights of American to extend the respective terms of certain agreements. See Part I, Item 2. Properties for unaudited information on the aircraft operated by third-party regional carriers under such capacity purchase agreements.

As of December 31, 2016, American’s minimum fixed obligations under its capacity purchase agreements with third-party regional carriers are as follows (approximately, in millions):

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Minimum fixed obligations under capacity purchase agreements with third-party regional carriers (1)	$1,710	$1,421	$1,283	$1,048	$855	$2,738	$9,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(1)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. These obligations also include the portion of American’s future obligations related to aircraft deemed to be leased in the amount of approximately $434 million in 2017, $370 million in 2018, $349 million in 2019, $317 million in 2020, $280 million in 2021 and $927 million in 2022 and thereafter.

(d) Operating Leases

We lease certain aircraft, engines and ground equipment, in addition to the majority of our ground facilities and terminal space. As of December 31, 2016, we had 419 aircraft under operating leases, with remaining terms ranging from three months to approximately 11 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2016, obligations under noncancellable operating leases for future minimum lease payments are as follows (approximately, in millions):

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Future minimum lease payments	$2,250	$2,016	$1,815	$1,639	$1,214	$3,793	$12,727

Mainline and regional rent expense, excluding landing fees, was $2.8 billion in each of 2016, 2015 and 2014.

(e) Off-Balance Sheet Arrangements

Aircraft

American currently operates 346 owned aircraft and 138 leased aircraft which were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.

Each trust covers a set number of aircraft scheduled to be delivered or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2016, $10.9 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities. American generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates American to absorb decreases in value or entitles American to participate in increases in the value of the aircraft. American does not provide residual value guarantees to the bondholders or equity participants in the trusts. Some leases have a fair market value or a fixed price purchase option that allows American to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, American does not participate in any increases in the value of the aircraft. American concluded it is not the primary beneficiary under these arrangements. Therefore, American accounts for its EETC leveraged lease financings as operating leases. American’s total future obligations under these leveraged lease financings are $1.5 billion as of December 31, 2016, which are included in the future minimum lease payments table above.

Special Facility Revenue Bonds

AAG guarantees the payment of principal and interest of certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment which is leased to American. Under such leases, American is required to make rental payments through 2035, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2016, the remaining lease payments guaranteeing the principal and interest on these bonds are $605 million, which are accounted for as operating leases.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of December 31, 2016, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.

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

DOJ Antitrust Civil Investigative Demand. In June 2015, we received a Civil Investigative Demand (CID) from the United States Department of Justice (DOJ) as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from us, and other airlines have announced that they have received similar requests. We are cooperating fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, we, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia. On October 28, 2016, the Court denied a motion by the airline defendants to dismiss all claims in the class actions. Both the DOJ investigation and these lawsuits are in their relatively early stages and we intend to defend these matters vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, Inc., alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation to consolidate the Fjord matter with the putative class action lawsuits, which was denied on October 15, 2015. A jointly proposed schedule for the remainder of the case was submitted on September 7, 2016, which has not yet been accepted by the Bankruptcy Court. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

DOJ Investigation Related to the United States Postal Service. In April 2015, the DOJ informed us of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air. In October 2015, we received a CID from the DOJ seeking certain information relating to these contracts and the DOJ has also sought information concerning certain of the airlines that transport mail on a codeshare basis. The DOJ has indicated it is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

investigating potential violations of the False Claims Act or other statutes. We are cooperating fully with the DOJ with regard to its investigation.

General. In addition to the specifically identified legal proceedings, we and our subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although we will vigorously defend ourselves in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain but could be material. See Part I, Item 1A. Risk Factors –“We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity” for unaudited additional discussion.

(g) Guarantees and Indemnifications

We are party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We are not able to estimate the potential amount of any liability resulting from the indemnities. These indemnities are discussed in the following paragraphs.

In our aircraft financing agreements, we generally indemnify the financing parties, trustees acting on their behalf and other relevant parties against liabilities (including certain taxes) resulting from the financing, manufacture, design, ownership, operation and maintenance of the aircraft regardless of whether these liabilities (or taxes) relate to the negligence of the indemnified parties.

Our loan agreements and other LIBOR-based financing transactions (including certain leveraged aircraft leases) generally obligate us to reimburse the applicable lender for incremental costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, our loan agreements and other financing arrangements typically contain a withholding tax provision that requires us to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

These increased cost and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts we could be obligated to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default and, in a secured financing transaction, would entitle the lender to foreclose on the collateral to realize the amount due.

In certain transactions, including certain aircraft financing leases and loans, the lessors, lenders and/or other parties have rights to terminate the transaction based on changes in foreign tax law, illegality or certain other events or circumstances. In such a case, we may be required to make a lump sum payment to terminate the relevant transaction.

We have general indemnity clauses in many of our airport and other real estate leases where we as lessee indemnify the lessor (and related parties) against liabilities related to our use of the leased property. Generally, these indemnifications cover liabilities resulting from the negligence of the indemnified parties, but not liabilities resulting from the gross negligence or willful misconduct of the indemnified parties. In addition, we provide environmental indemnities in many of these leases for contamination related to our use of the leased property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Under certain contracts with third parties, we indemnify the third-party against legal liability arising out of an action by the third-party, or certain other parties. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. We have liability insurance protecting us for some of the obligations we have undertaken under these indemnities.

We are involved in certain claims and litigation related to our operations. We are also subject to regulatory assessments in the ordinary course of business. We establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. In the opinion of management, liabilities, if any, arising from these regulatory matters, claims and litigation will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows, after consideration of available insurance.

As of December 31, 2016, AAG had issued guarantees covering approximately $844 million of American’s special facility revenue bonds (and interest thereon) and $9.3 billion of American’s secured debt (and interest thereon), including the Credit Facilities and certain EETC financings.

(h) Credit Card Processing Agreements

We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. Our agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a holdback) equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. Additional holdback requirements in the event of material adverse changes in our financial condition will reduce our liquidity in the form of unrestricted cash by the amount of the holdbacks. We are not currently required to maintain any holdbacks pursuant to these requirements.

(i) Labor Negotiations

As of December 31, 2016, we employed approximately 122,300 active full-time equivalent employees, of which 20,800 were employed by our regional operations. Approximately 85% of employees are covered by collective bargaining agreements with various labor unions. Negotiations for joint collective bargaining agreements covering our mainline maintenance, fleet service, stores and planner employees as well as for certain employee groups at our wholly-owned regional subsidiaries are continuing. There is no assurance that a successful or timely resolution of these labor negotiations will be achieved.

(j) Other

As a result of the terrorist attacks of September 11, 2001 and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act (the Stabilization Act), we recorded a liability for these terrorist attacks claims equal to the related insurance receivable due to us. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from these terrorist attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. As of December 31, 2016, the remaining liability and the amount of the offsetting receivable were each $974 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

12.  Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$3	$63	$5,495
Capital lease obligations	—	5	747
Supplemental information:
Interest paid, net of amounts capitalized	964	873	814
Income taxes paid	16	20	7

13.  Operating Segments and Related Disclosures

We are managed as a single business unit that provides air transportation for passengers and cargo. This allows us to benefit from an integrated revenue pricing and route network that includes American and our wholly-owned and third-party regional carriers that fly under capacity purchase agreements operating as American Eagle. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of American or American Eagle.

Our operating revenues by geographic region as defined by the United States Department of Transportation (DOT) are summarized below (in millions):

	Year Ended December 31,
	2016	2015	2014
DOT Domestic	$28,620	$28,761	$28,568
DOT Latin America	4,995	5,539	6,964
DOT Atlantic	4,769	5,146	5,652
DOT Pacific	1,796	1,544	1,466

Total operating revenues	$40,180	$40,990	$42,650

We attribute operating revenues by geographic region based upon the origin and destination of each flight segment. Our tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

14.  Share-based Compensation

The 2013 AAG Incentive Award Plan (the 2013 Plan) provides that awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalent award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right. The 2013 Plan authorizes the grant of awards for the issuance of 40 million shares. Any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are settled in cash (in whole or in part) without the delivery of shares will again be available for grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Our net income for the years ended December 31, 2016, 2015 and 2014 included $102 million, $274 million and $381 million, respectively, of share-based compensation costs. Of the 2015 and 2014 amounts, $198 million and $224 million, respectively, were related to awards granted to certain employees in connection with the Merger and recorded in special items, net on the accompanying consolidated statements of operations.

During 2016, 2015 and 2014, we withheld approximately 1.4 million, 7.0 million and 1.7 million shares of AAG common stock, respectively, and paid approximately $56 million, $306 million and $62 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.

(a) Restricted Stock Unit Awards (RSUs)

We have granted RSUs with service conditions (time vested primarily over three years) and performance conditions. The grant-date fair value of RSUs is equal to the market price of the underlying shares of common stock on the date of grant. For time vested awards, the expense is recognized on a straight-line basis over the vesting period for the entire award. For awards with performance conditions, the expense is recognized based on the expected achievement at each reporting period. Stock-settled RSUs are classified as equity awards as the vesting results in the issuance of shares of AAG common stock. Cash-settled restricted stock unit awards (CRSUs) are classified as liability awards as the vesting results in payment of cash.

Stock-settled RSU award activity for all plans for the years ended December 31, 2016, 2015 and 2014 is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2013	23,879	$24.33
Granted	3,467	37.07
Vested and released	(4,193)	23.84
Forfeited	(1,811)	25.10

Outstanding at December 31, 2014	21,342	$26.43
Granted	2,213	46.62
Vested and released	(17,163)	25.20
Forfeited	(785)	27.12

Outstanding at December 31, 2015	5,607	$38.08
Granted	2,655	41.34
Vested and released	(2,754)	34.83
Forfeited	(321)	40.15

Outstanding at December 31, 2016	5,187	$41.48

As of December 31, 2016, there was $116 million of unrecognized compensation cost related to stock-settled RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of stock-settled RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $107 million, $750 million and $154 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

As of December 31, 2016, we had a nominal amount of CRSUs outstanding. The total cash paid for CRSUs vested during the years ended December 31, 2016, 2015 and 2014 was less than $1 million, $10 million and $12 million, respectively.

(b) Stock Options and Stock Appreciation Rights

We assumed US Airways Group’s outstanding stock options and stock appreciation rights in connection with the Merger using an exchange ratio of one to one. These stock options and stock appreciation rights were granted with an exercise price equal to the underlying common stock’s fair value at the date of each grant, have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to ten years. Stock options and stock-settled stock appreciation rights (SARs) are classified as equity awards as the exercise results in the issuance of shares of AAG common stock. Cash-settled stock appreciation rights (CSARs) are classified as liability awards as the exercise results in payment of cash. Compensation costs were expensed on a straight-line basis over the vesting period for the entire award. There are no unrecognized compensation costs as all awards outstanding are vested.

Stock option and SAR award activity for all plans for the years ended December 31, 2016, 2015 and 2014 is as follows (stock options and SARs in thousands):

	Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance at December 31, 2013	11,158	$12.84
Granted	—	—
Exercised	(4,109)	10.74
Forfeited	—	—
Expired	(42)	41.73

Balance at December 31, 2014	7,007	$13.90
Granted	—	—
Exercised	(2,985)	12.09
Forfeited	—	—
Expired	(9)	45.75

Balance at December 31, 2015	4,013	$15.17
Granted	—	—
Exercised	(1,738)	14.49
Forfeited	—	—
Expired	(180)	46.19

Balance at December 31, 2016	2,095	$13.08	1.6	$70

The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2016, 2015 and 2014 was $49 million, $102 million and $105 million, respectively. All stock options and SARs outstanding at December 31, 2016 are vested and exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

CSAR award activity for all plans for the years ended December 31, 2016, 2015 and 2014 is as follows (CSARs in thousands):

	CSARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance at December 31, 2013	2,865	$6.26
Granted	—	—
Exercised	(1,254)	6.18
Forfeited	—	—
Expired	—	—

Balance at December 31, 2014	1,611	$6.33
Granted	—	—
Exercised	(760)	6.31
Forfeited	—	—
Expired	—	—

Balance at December 31, 2015	851	$6.35
Granted	—	—
Exercised	(501)	5.24
Forfeited	—	—
Expired	—	—

Balance at December 31, 2016	350	$7.94	1.0	$14

As of December 31, 2016, the weighted average fair value of outstanding CSARs was $38.57 per share and the related liability was $13 million. These CSARs are fully vested and exercisable and will continue to be remeasured at fair value at each reporting date until all awards are settled. Total cash paid for CSARs exercised during the years ended December 31, 2016, 2015 and 2014 was $18 million, $31 million and $42 million, respectively.

15.  Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Changes Charged to Statement of Operations Accounts	Write-offs (Net of Recoveries)	Sales, Retirements and Transfers	Balance at End of Year
Allowance for obsolescence of inventories
Year ended December 31, 2016	$728	$37	$(3)	$3	$765
Year ended December 31, 2015	673	50	(4)	9	728
Year ended December 31, 2014	547	142	(4)	(12)	673
Allowance for uncollectible accounts
Year ended December 31, 2016	$41	$47	$(52)	$—	$36
Year ended December 31, 2015	17	46	(22)	—	41
Year ended December 31, 2014	41	6	(30)	—	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

16.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2016 and 2015 (in millions, except share and per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Operating revenues	$9,435	$10,363	$10,594	$9,789
Operating expenses	8,100	8,612	9,163	9,022
Operating income	1,335	1,751	1,431	767
Net income	700	950	737	289
Earnings per share:
Basic	$1.15	$1.69	$1.40	$0.56
Diluted	$1.14	$1.68	$1.40	$0.56
Shares used for computation (in thousands):
Basic	606,245	563,000	525,415	514,571
Diluted	611,488	566,040	528,510	518,358

2015
Operating revenues	$9,827	$10,827	$10,706	$9,630
Operating expenses	8,611	8,906	8,707	8,562
Operating income	1,216	1,921	1,999	1,068
Net income	932	1,704	1,693	3,281
Earnings per share:
Basic	$1.34	$2.47	$2.56	$5.24
Diluted	$1.30	$2.41	$2.49	$5.09
Shares used for computation (in thousands):
Basic	696,415	688,727	661,869	626,559
Diluted	716,930	707,611	680,739	644,140

Our fourth quarter 2016 results include $273 million of total net special charges consisting principally of $121 million of Merger integration expenses, $104 million of fleet restructuring expenses and a $47 million net charge consisting of mark-to-market adjustments for bankruptcy obligations.

Our fourth quarter 2015 results include $2.0 billion of total net special credits consisting principally of a $3.0 billion non-cash tax benefit recorded in connection with the reversal of our tax valuation allowance, offset in part by a nonoperating net special charge of $592 million to write off all of the value of Venezuelan bolivars held by us due to continued lack of repatriations and deterioration of economic conditions in Venezuela and $450 million in total operating special charges primarily consisting of Merger integration expenses and fleet restructuring expenses.

17.  Subsequent Events

2017-1 EETCs

In January 2017, American created three pass-through trusts which issued approximately $983 million aggregate principal amount of Series 2017-1 Class AA, Class A and Class B EETCs (the 2017-1 EETCs) in connection with the financing of 24 aircraft scheduled to be delivered to American between January 2017 and May 2017 (the 2017-1 Aircraft). A portion of the proceeds received from the sale of the 2017-1 EETCs has been used to acquire Series AA, A and B equipment notes issued by American to the pass-through trusts and the balance of such proceeds is being held in escrow for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

the benefit of the holders of the 2017-1 EETCs until such time as American issues additional Series AA, A and B equipment notes to the pass-through trusts, which will purchase the equipment notes with escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on our consolidated balance sheet because the proceeds held by the depository are not American’s assets.

Series AA equipment notes bear interest at 3.65% per annum, Series A equipment notes bear interest at 4.00% per annum and Series B equipment notes bear interest at 4.95% per annum. Interest and principal payments on the equipment notes will be payable semi-annually in February and August of each year, with interest payments beginning in August 2017 and principal payments beginning in February 2018. The final payments on the Series AA and Series A equipment notes are due in February 2029 and the final payment on the Series B equipment notes is due in February 2025. The equipment notes are secured by liens on the 2017-1 Aircraft.

Share Repurchase Program and Dividend Declaration

In January 2017, we announced that our Board of Directors had authorized a new $2.0 billion share repurchase program that expires on December 31, 2018. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

Also in January 2017, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on February 13, 2017, and payable on February 27, 2017. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

ITEM 8B. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

American Airlines, Inc.:

We have audited the accompanying consolidated balance sheets of American Airlines, Inc. and subsidiaries (American) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholder’s equity (deficit) for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of American’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Airlines, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2017 expressed an unqualified opinion on the effectiveness of American’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

February 22, 2017

AMERICAN AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31,
	2016	2015	2014
Operating revenues:
Mainline passenger	$27,909	$29,037	$30,802
Regional passenger	6,670	6,475	6,322
Cargo	700	760	875
Other	4,884	4,666	4,677

Total operating revenues	40,163	40,938	42,676
Operating expenses:
Aircraft fuel and related taxes	5,071	6,226	10,592
Salaries, wages and benefits	10,881	9,514	8,499
Regional expenses	6,009	5,952	6,477
Maintenance, materials and repairs	1,834	1,889	2,051
Other rent and landing fees	1,772	1,731	1,727
Aircraft rent	1,203	1,250	1,250
Selling expenses	1,323	1,394	1,544
Depreciation and amortization	1,525	1,364	1,301
Special items, net	709	1,051	783
Other	4,532	4,378	4,186

Total operating expenses	34,859	34,749	38,410

Operating income	5,304	6,189	4,266
Nonoperating income (expense):
Interest income	104	49	32
Interest expense, net of capitalized interest	(906)	(796)	(847)
Other, net	(59)	(774)	(183)

Total nonoperating expense, net	(861)	(1,521)	(998)

Income before income taxes	4,443	4,668	3,268
Income tax provision (benefit)	1,662	(3,452)	320

Net income	$2,781	$8,120	$2,948

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$2,781	$8,120	$2,948
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits:
Amortization of actuarial loss and prior service cost	(65)	(109)	(163)
Current year change	(292)	(51)	(2,621)
Derivative financial instruments:
Change in fair value	—	—	(52)
Reclassification into earnings	—	(9)	(4)
Unrealized gain (loss) on investments:
Net change in value	6	(6)	(4)
Reversal of non-cash tax benefit	—	—	328

Total other comprehensive loss, net of tax	(351)	(175)	(2,516)

Total comprehensive income	$2,430	$7,945	$432

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 31,
	2016	2015
ASSETS
Current assets
Cash	$310	$364
Short-term investments	6,034	5,862
Restricted cash and short-term investments	638	695
Accounts receivable, net	1,599	1,420
Receivables from related parties, net	6,810	1,981
Aircraft fuel, spare parts and supplies, net	1,032	796
Prepaid expenses and other	633	740

Total current assets	17,056	11,858
Operating property and equipment
Flight equipment	36,671	32,838
Ground property and equipment	6,910	6,224
Equipment purchase deposits	1,209	1,067

Total property and equipment, at cost	44,790	40,129
Less accumulated depreciation and amortization	(13,909)	(12,893)

Total property and equipment, net	30,881	27,236
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $578 and $502, respectively	2,173	2,249
Deferred tax asset	1,912	2,932
Other assets	1,979	2,073

Total other assets	10,155	11,345

Total assets	$58,092	$50,439

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1,859	$2,234
Accounts payable	1,546	1,517
Accrued salaries and wages	1,460	1,156
Air traffic liability	3,912	3,747
Loyalty program liability	2,789	2,525
Other accrued liabilities	2,106	2,198

Total current liabilities	13,672	13,377
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	20,718	16,592
Pension and postretirement benefits	7,800	7,410
Deferred gains and credits, net	526	667
Other liabilities	2,727	2,695

Total noncurrent liabilities	31,771	27,364
Commitments and contingencies (Note 9)
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,624	16,521
Accumulated other comprehensive loss	(5,182)	(4,831)
Retained earnings (deficit)	1,207	(1,992)

Total stockholder’s equity	12,649	9,698

Total liabilities and stockholder’s equity	$58,092	$50,439

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$2,781	$8,120	$2,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,762	1,560	1,469
Debt discount and lease amortization	(124)	(126)	(171)
Special items, non-cash	270	295	91
Pension and postretirement	(70)	(194)	(163)
Deferred income tax provision (benefit)	1,652	(3,467)	344
Share-based compensation	100	284	300
Other, net	(16)	(21)	7
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(169)	354	(176)
Increase in other assets	(205)	(22)	(191)
Increase in accounts payable and accrued liabilities	336	214	74
Increase (decrease) in air traffic liability	164	(505)	(97)
Increase in receivables from related parties, net	(4,862)	(3,695)	(527)
Increase (decrease) in loyalty program liability	264	(295)	(229)
Contributions to pension plans	(32)	(6)	(809)
Increase (decrease) in other liabilities	(101)	91	(292)

Net cash provided by operating activities	1,750	2,587	2,578
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(5,657)	(6,075)	(5,256)
Purchases of short-term investments	(6,241)	(8,126)	(5,380)
Sales of short-term investments	6,092	8,517	7,179
Decrease in restricted cash and short-term investments	57	79	261
Net proceeds from slot transaction	—	—	307
Proceeds from sale of property and equipment	113	26	20
Other investing activities	2	—	—

Net cash used in investing activities	(5,634)	(5,579)	(2,869)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(3,827)	(2,153)	(2,955)
Proceeds from issuance of long-term debt	7,701	4,509	2,552
Deferred financing costs	(77)	(80)	(95)
Sale-leaseback transactions	5	43	811
Funds transferred from (to) affiliates, net	—	—	(176)
Other financing activities	28	53	6

Net cash provided by financing activities	3,830	2,372	143

Net decrease in cash	(54)	(620)	(148)
Cash at beginning of year	364	984	1,132

Cash at end of year	$310	$364	$984

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balance at December 31, 2013	$—	$10,802	$(2,140)	$(13,060)	$(4,398)
Net income	—	—	—	2,948	2,948
Changes in pension, retiree medical and other postretirement benefits liability	—	—	(2,784)	—	(2,784)
Net changes in fair value of derivative financial instruments	—	—	(56)	—	(56)
Reversal of non-cash tax benefit	—	—	328	—	328
Share-based compensation expense	—	300	—	—	300
Intercompany equity transfer	—	5,072	—	—	5,072
Change in unrealized loss on investments	—	—	(4)	—	(4)

Balance at December 31, 2014	—	16,174	(4,656)	(10,112)	1,406
Net income	—	—	—	8,120	8,120
Changes in pension, retiree medical and other postretirement benefits liability	—	—	(160)	—	(160)
Net changes in fair value of derivative financial instruments	—	—	(9)	—	(9)
Share-based compensation expense	—	284	—	—	284
Intercompany equity transfer	—	63	—	—	63
Change in unrealized loss on investments	—	—	(6)	—	(6)

Balance at December 31, 2015	—	16,521	(4,831)	(1,992)	9,698
Net income	—	—	—	2,781	2,781
Changes in pension, retiree medical and other postretirement benefits liability	—	—	(563)	—	(563)
Non-cash tax benefit	—	—	203	—	203
Share-based compensation expense	—	100	—	—	100
Impact of adoption of Accounting Standards Update (ASU) 2016-09 (See Note 1 (r))	—	—	—	418	418
Intercompany equity transfer	—	3	—	—	3
Change in unrealized loss on investments	—	—	9	—	9

Balance at December 31, 2016	$—	$16,624	$(5,182)	$1,207	$12,649

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

1.  Basis of Presentation and Summary of Significant Accounting Policies

(a) Basis of Presentation

American Airlines, Inc. (American) is a Delaware corporation whose primary business activity is the operation of a major network air carrier. American is a wholly-owned subsidiary of American Airlines Group Inc. (AAG), which owns all of American’s outstanding common stock, par value $1.00 per share. On December 9, 2013, a subsidiary of AMR merged with and into US Airways Group, Inc. (US Airways Group), a Delaware corporation, which survived as a wholly-owned subsidiary of AAG, and AAG emerged from Chapter 11 (the Merger). Upon closing of the Merger and emergence from Chapter 11, AMR changed its name to American Airlines Group Inc. On December 30, 2015, in order to simplify AAG’s internal corporate structure, US Airways, Inc. (US Airways), a wholly-owned subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, valuation allowance for deferred tax assets, as well as pensions and retiree medical and other postretirement benefits. Certain prior year amounts have been reclassified to conform to the current year presentation.

(b) Short-term Investments

Short-term investments are classified as available-for-sale and stated at fair value. Realized gains and losses are recorded in nonoperating expense on the consolidated statement of operations. Unrealized gains and losses are recorded in accumulated other comprehensive loss on the consolidated balance sheet.

(c) Restricted Cash and Short-term Investments

American has restricted cash and short-term investments related primarily to collateral held to support workers’ compensation obligations.

(d) Aircraft Fuel, Spare Parts, and Supplies, Net

Aircraft fuel is recorded on a first-in, first-out basis. Spare parts and supplies are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is established for spare parts and supplies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(e) Operating Property and Equipment

Operating property and equipment is recorded at cost and depreciated or amortized to residual values over the asset’s estimated useful life or the lease term, whichever is less, using the straight-line method. Residual values for aircraft, engines, and related rotable parts are generally 5% to 10% of original cost. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated or amortized over the estimated useful life of the asset or the lease term, whichever is less. The estimated useful lives for the principal property and equipment classifications are as follows:

Principal Property and Equipment Classification	Estimated Useful Life
Aircraft, engines and related rotable parts	20 – 30 years
Buildings and improvements	Lesser of 5 - 30 years
Furniture, fixtures and other equipment	3 - 10 years
Capitalized software	5 - 10 years

American records impairment charges on operating property and equipment when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of the assets and the net book value of the assets exceeds their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

(f) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded net as noncurrent deferred income taxes.

American provides a valuation allowance for its deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s projections of future profitability, including risks associated with remaining Merger integration activities as well as other conditions which are beyond American’s control, such as the health of the economy, the level and volatility of fuel prices and travel demand.

(g) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but assessed for impairment annually on October 1st or more frequently if events or circumstances indicate that goodwill may be impaired. American has one consolidated reporting unit.

Goodwill is measured for impairment by initially performing a qualitative assessment and, if necessary, then comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. Based upon American’s annual assessment, there was no goodwill impairment in 2016. The carrying value of the goodwill on American’s consolidated balance sheets was $4.1 billion as of December 31, 2016 and 2015.

(h) Other Intangibles, Net

Intangible assets consist primarily of domestic airport slots, customer relationships, marketing agreements, international slots and route authorities, airport gate leasehold rights and tradenames.

Finite-Lived Intangible Assets

Finite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table provides information relating to American’s amortizable intangible assets as of December 31, 2016 and 2015 (in millions):

	December 31,
	2016	2015
Domestic airport slots	$365	$365
Customer relationships	300	300
Marketing agreements	105	105
Tradenames	35	35
Airport gate leasehold rights	137	137
Accumulated amortization	(578)	(502)

Total	$364	$440

Certain domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. The customer relationships and marketing agreements were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately nine years and 30 years, respectively. Tradenames are fully amortized.

American recorded amortization expense related to these intangible assets of $76 million, $55 million and $81 million for the years ended December 31, 2016, 2015 and 2014, respectively. American expects to record annual amortization expense for these intangible assets as follows (in millions):

2017	$45
2018	41
2019	41
2020	41
2021	41
2022 and thereafter	155

Total	$364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets include certain domestic airport slots at American’s hubs and international slots and route authorities. Indefinite-lived intangible assets are not amortized but instead are assessed for impairment annually on October 1st or more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2016 and 2015, American had $1.8 billion of indefinite-lived intangible assets on its consolidated balance sheets.

Indefinite-lived intangible assets are reviewed for impairment by initially performing a qualitative assessment to determine whether American believes it is more likely than not that an asset has been impaired. If American believes impairment has occurred, American then evaluates for impairment by comparing the estimated fair value of assets to the carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. Based upon American’s annual assessment, there was no indefinite-lived intangible asset impairment in 2016.

(i) Loyalty Program

American currently operates the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as the Citi and Barclaycard US co-branded credit cards, hotels and car rental companies. Mileage credits can be redeemed for travel on American or other participating partner airlines.

American uses the incremental cost method to account for the portion of its loyalty program liability incurred when AAdvantage members earn mileage credits by flying on American, any oneworld airline or other partner airlines. American has an obligation to provide future travel when these mileage credits are redeemed and therefore have recorded a liability for mileage credits outstanding.

The incremental cost liability includes all mileage credits, even mileage credits for members whose account balances have not yet reached the minimum level required to redeem an award. Mileage credits are subject to expiration. The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. The estimated incremental cost primarily includes unit costs incurred for fuel, food and insurance as well as fees incurred when travel awards are redeemed on partner airlines. In calculating the liability, American estimates how many mileage credits will never be redeemed for travel and excludes those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These costs and estimates are based on American’s historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the consolidated statements of operations as a part of passenger revenue.

As of December 31, 2016 and 2015, the liability for outstanding mileage credits accounted for under the incremental cost method was $669 million and $657 million, respectively, and is included on the consolidated balance sheets within loyalty program liability.

Additionally, American applied the acquisition method of accounting in connection with AAG’s Merger in December 2013 and recorded a liability for outstanding US Airways’ mileage credits at fair value, an amount significantly in excess of incremental cost. At December 31, 2016, all the mileage credits associated with this liability have been recognized in passenger revenue. At December 31, 2015, this liability was $296 million and was included on the consolidated balance sheet within the loyalty program liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

American also sells loyalty program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to non-airline business partners is comprised of two components, transportation and marketing. American accounts for mileage sales under its agreements with non-airline business partners in accordance with Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” In accordance with Topic 605, American allocates the consideration received from the sale of mileage credits based on the relative selling price of each product or service delivered.

In 2016, American entered into new co-branded credit card program agreements with Citi and Barclaycard US. American identified the following revenue elements in these co-branded credit card agreements: the transportation component; the use of the American brand including access to loyalty program member lists, advertising and other travel related benefits (collectively, the marketing component).

The transportation component represents the estimated selling price of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and is amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel. As of December 31, 2016 and 2015, American had $2.1 billion and $1.5 billion, respectively, in deferred revenue from the sale of mileage credits recorded within loyalty program liability on its consolidated balance sheets.

The services under the marketing component are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale. For the years ended December 31, 2016, 2015 and 2014, the marketing component of mileage sales and other marketing related payments included in other revenues was approximately $1.9 billion, $1.7 billion and $1.6 billion, respectively.

(j) Revenue

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. American’s air traffic liability was $3.9 billion and $3.7 billion as of December 31, 2016 and 2015, respectively.

The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in passenger revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of American’s historical data. American and other airline industry participants have consistently applied this accounting method to estimate revenue from forfeited tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of American’s estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in passenger revenue during the period in which the evaluations are completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

American has arrangements with regional carriers to provide it with regional jet and turboprop service under the brand name “American Eagle.” The American Eagle carriers include AAG’s wholly-owned regional carriers, Envoy, PSA and Piedmont, as well as third-party regional carriers including Republic Airline Inc. (Republic), Mesa Airlines, Inc. (Mesa), Air Wisconsin Airlines Corporation (Air Wisconsin), Compass Airlines, LLC (Compass), ExpressJet Airlines, Inc. (ExpressJet), SkyWest Airlines, Inc. (SkyWest) and Trans States Airlines, Inc. (Trans States). American classifies revenues generated from transportation on these carriers as regional passenger revenues. Liabilities related to tickets sold by American for travel on these air carriers are also included in American’s air traffic liability and are subsequently recognized as revenue in the same manner as described above.

Passenger Taxes and Fees

Various taxes and fees assessed on the sale of tickets to end customers are collected by American as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statements of operations and recorded as a liability until remitted to the appropriate taxing authority.

Cargo Revenue

Cargo revenue is recognized when American provides the transportation.

Other Revenue

Other revenue includes revenue associated with marketing services provided to American’s business partners as part of its loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. The accounting and recognition for the loyalty program marketing services are discussed in Note 1(i) above. Baggage fees, ticketing change fees, airport clubs and inflight service revenues are recognized when American provides the service.

(k) Maintenance, Materials and Repairs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.

(l) Selling Expenses

Selling expenses include credit card fees, commissions, computerized reservations systems fees and advertising. Advertising costs are expensed as incurred. Advertising expense was $116 million, $110 million and $92 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(m) Share-based Compensation

American accounts for its share-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. Certain awards have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. The fair value of stock options and stock appreciation rights (SARs) is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units (RSUs) is based on the market price of the underlying shares of common stock on the date of grant. See Note 12 for further discussion of share-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

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

(o) Foreign Currency Gains and Losses

Foreign currency gains and losses are recorded as part of other nonoperating expense, net in American’s consolidated statements of operations. Foreign currency gains for 2016 were $1 million. Foreign currency losses for 2015 and 2014 were $751 million and $114 million, respectively. Included in 2015 was a $592 million nonoperating special charge to write off all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

(p) Other Operating Expenses

Other operating expenses includes costs associated with ground and cargo handling, crew travel, aircraft food and catering, passenger accommodation, airport security, international navigation fees and certain general and administrative expenses.

(q) Regional Expenses

Expenses associated with American’s third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the consolidated statements of operations. Regional expenses consist of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Aircraft fuel and related taxes	$1,109	$1,230	$2,009
Salaries, wages and benefits	327	276	228
Capacity purchases from third-party regional carriers (1)	3,186	3,137	2,858
Maintenance, materials and repairs	4	4	6
Other rent and landing fees	487	434	386
Aircraft rent	28	28	27
Selling expenses	347	333	307
Depreciation and amortization	237	197	168
Special items, net	13	18	5
Other	271	295	483

Total regional expenses	$6,009	$5,952	$6,477

(1)

For the years ended December 31, 2016, 2015 and 2014, the component of capacity purchase expenses related to aircraft deemed to be leased was approximately $405 million, $492 million and $447 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(r) Recent Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation. The new revenue standard applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted; however, American currently expects to adopt the new revenue standard effective January 1, 2018. Entities have the choice to apply the new revenue standard either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the new revenue standard at the date of initial application and not adjusting comparative information. American currently expects to adopt the new revenue standard using the full retrospective method.

American is still in the process of evaluating how the adoption of the new revenue standard will impact its consolidated financial statements. American currently expects that the new revenue standard will materially impact its liability for outstanding mileage credits earned by AAdvantage loyalty program members when flying on American. American currently uses the incremental cost method to account for this portion of its loyalty program liability, which values these mileage credits based on the estimated incremental cost of carrying one additional passenger (see (i) Loyalty Program above). The new revenue standard will require American to change its policy and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned will be deferred and recognized in passenger revenue upon future mileage redemption. The carrying value of the earned mileage credits recognized in loyalty program liability is expected to be materially greater under the relative selling price approach than the value attributed to these mileage credits under the incremental cost method. The new revenue standard will also require American to reclassify certain ancillary fees to passenger revenue, which are currently included within other operating revenue.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to adopt the new lease standard using a modified retrospective approach for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. American is currently evaluating how the adoption of the new lease standard will impact its consolidated financial statements. Interpretations are on-going and could have a material impact on American’s implementation. Currently, American expects that the adoption of the new lease standard will have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

Share-based Compensation

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

accounting for share-based payment award transactions including the financial statement presentation of excess tax benefits and deficiencies, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. American early adopted this standard during the second quarter of 2016. The adoption of this standard resulted in the recognition of $418 million of previously unrecognized excess tax benefits in deferred tax assets and an increase to retained earnings on the consolidated balance sheet as of the beginning of the current year, and the recognition of $15 million of excess tax benefits in the income tax provision for the year ended December 31, 2016.

Fair Value Measurement

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).” ASU 2015-07 requires that investments using the practical expedient to measure fair value at net asset value per share (or its equivalent) be excluded from the fair value hierarchy. Although the investments are not characterized within the fair value hierarchy, the amount of investments measured using the practical expedient must still be disclosed to allow for reconciliation of the total investments in the fair value hierarchy to total investments in the notes to the consolidated financial statements. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015. American adopted this standard retrospectively during the year ended December 31, 2016. The adoption impacted the fair value hierarchy disclosures of American’s benefit plan assets, see Note 7 for further discussion.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard is to be applied retrospectively to each period presented and is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. This standard is not expected to have a material impact on American’s consolidated financial statements.

2.  Special Items, Net

Special items, net on the consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Mainline operating special items, net (1)	$709	$1,051	$783

(1)

The 2016 mainline operating special items totaled a net charge of $709 million, which principally included $514 million of Merger integration expenses, $177 million of fleet restructuring expenses and a $25 million net charge consisting of mark-to-market adjustments for bankruptcy obligations.

The 2015 mainline operating special items totaled a net charge of $1.1 billion, which principally included $826 million of Merger integration expenses, $210 million of fleet restructuring expenses and a $53 million net credit consisting of mark-to-market adjustments for bankruptcy obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The 2014 mainline operating special items totaled a net charge of $783 million, which primarily included $732 million of Merger integration expenses, $88 million of fleet restructuring expenses, an $81 million charge to revise prior estimates of certain aircraft residual values and a $60 million net charge for bankruptcy-related items principally consisting of mark-to-market adjustments for bankruptcy obligations and professional fees. These charges were offset in part by a net $265 million gain related to the divestiture of slots.

Merger integration expenses included costs related to information technology, re-branding of aircraft, airport facilities and uniforms, alignment of labor union contracts, professional fees, relocation, training, and severance, and in 2015 and 2014, also included share-based compensation related to awards granted in connection with the Merger that fully vested in December 2015. Fleet restructuring expenses included the acceleration of aircraft depreciation, impairments, remaining lease payments and lease return costs for aircraft currently grounded or expected to be grounded earlier than planned.

The following additional amounts are also included in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Regional operating special items, net (1)	$13	$18	$5
Nonoperating special items, net (2)	49	616	128
Income tax special items, net (3)	—	(3,468)	344

(1)	The 2016, 2015 and 2014 regional operating special items, net principally related to Merger integration expenses.

(2)	The 2016 nonoperating special items totaled a net charge of $49 million, which consisted of debt issuance and extinguishment costs associated with bond and term loan refinancings.

The 2015 nonoperating special items totaled a net charge of $616 million, which principally included a $592 million charge to write off all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela.

The 2014 nonoperating special items totaled a net charge of $128 million, which principally included a $43 million charge for Venezuelan foreign currency losses and $56 million of early debt extinguishment costs primarily related to the prepayment of 7.50% senior secured notes and other indebtedness.

(3)

In 2015, income tax special items totaled a net credit of $3.5 billion. In connection with the preparation of American’s financial statements for the fourth quarter of 2015, management determined that it was more likely than not that substantially all of its deferred tax assets, which include its net operating losses (NOLs), would be realized. Accordingly, American reversed $3.5 billion of the valuation allowance as of December 31, 2015, which resulted in a special non-cash tax benefit recorded in the consolidated statement of operations. See Note 4 for further information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

3.  Debt

Long-term debt and capital lease obligations included in the consolidated balance sheets consisted of (in millions):

	December 31,
	2016	2015
Secured
2013 Credit Facilities, variable interest rate of 3.26%, installments through 2020 (a)	$1,843	$1,867
2014 Credit Facilities, variable interest rate of 3.25%, installments through 2021 (a)	735	743
April 2016 Credit Facilities, variable interest rate of 3.26%, installments through 2023 (a)	1,000	—
December 2016 Credit Facilities, variable interest rate of 3.25%, installments through 2023 (a)	1,250	—
2013 Citicorp Credit Facility Tranche B-1 (b)	—	980
2013 Citicorp Credit Facility Tranche B-2 (b)	—	588
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, maturing from 2017 to 2028 (c)	10,912	8,693
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.81% to 8.48%, maturing from 2017 to 2028 (d)	5,343	4,183
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.50%, maturing from 2017 to 2035 (e)	862	1,051
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2017 to 2028	848	922

	22,793	19,027

Unsecured
Affiliate unsecured obligations	—	27

	—	27

Total long-term debt and capital lease obligations	22,793	19,054
Less: Total unamortized debt discount, debt premium and debt issuance costs	216	228
Less: Current maturities	1,859	2,234

Long-term debt and capital lease obligations, net of current maturities	$20,718	$16,592

The table below shows availability under revolving credit facilities, all of which were undrawn, as of December 31, 2016 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

The April 2016 and December 2016 Credit Facilities each provide for a revolving credit facility that may be established in the future.

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport leasehold rights, route authorities and airport slots. At December 31, 2016, American was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

operating 34 aircraft under capital leases. Leases can generally be renewed at rates based on fair market value at the end of the lease term for a number of additional years.

At December 31, 2016, the maturities of long-term debt and capital lease obligations are as follows (in millions):

2017	$1,899
2018	1,954
2019	2,008
2020	3,416
2021	2,679
2022 and thereafter	10,837

Total	$22,793

(a) 2013, 2014, April 2016 and December 2016 Credit Facilities

Certain details of American’s 2013, 2014, April 2016 and December 2016 Credit Facilities (collectively referred to as the Credit Facilities) are shown in the table below as of December 31, 2016:

	2013 Credit Facilities		2014 Credit Facilities		April and December 2016 Credit Facilities
	2013 Term Loan	2013 Revolving Facility	2014 Term Loan	2014 Revolving Facility	April 2016 Term Loan	December 2016 Term Loan

Aggregate principal issued or credit facility availability	$1.9 billion	$1.4 billion	$750 million	$1.025 billion	$1.0 billion	$1.25 billion

Principal outstanding or drawn	$1.84 billion	$—	$735 million	$—	$1.0 billion	$1.25 billion

Maturity date	June 2020	October 2020	October 2021	October 2020	April 2023	December 2023

London Interbank Offered Rate (LIBOR) margin	2.50% (1), (2)	3.00%	2.50% (1)	3.00%	2.50% (1)	2.50% (1)

(1)	LIBOR margin is subject to a floor of 0.75%.

(2)

As AAG’s corporate credit rating was Ba3 or higher from Moody’s and BB- or higher from Standard and Poor’s (S&P) as of December 31, 2016, the applicable LIBOR margin is 2.50% for the 2013 Term Loan; otherwise, the LIBOR margin would be 2.75%.

The Term Loans are repayable in annual installments in an amount equal to 1.00% of the principal amount, with any unpaid balance due on the respective maturity dates. Voluntary prepayments may be made by American at any time.

The proceeds from the April 2016 Term Loan and the December 2016 Term Loan were used to repay $588 million and $970 million, respectively, in remaining principal plus accrued and unpaid interest of the 2013 Citicorp Credit Facility tranche B-2 term loan (Tranche B-2) and tranche B-1 term loan (Tranche B-1), respectively, with the remainder of the proceeds to be used for general corporate purposes.

The 2013 and 2014 Revolving Facilities provide that American may from time to time borrow, repay and reborrow loans thereunder and have the ability to issue letters of credit thereunder in an aggregate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

amount outstanding at any time up to $300 million. The 2013 and 2014 Revolving Facilities are each subject to an undrawn fee of 0.75%. As of December 31, 2016, there were no borrowings or letters of credit outstanding under the 2013 or 2014 Revolving Facilities. The April 2016 and December 2016 Credit Facilities each provide for a revolving credit facility that may be established in the future.

Subject to certain limitations and exceptions, the Credit Facilities are secured by certain collateral, including spare parts, certain slots, route authorities and airport gate leasehold rights. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans as further described below in “Collateral-Related Covenants.”

The Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become due and payable immediately. In addition, if a “change of control” occurs, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the Credit Facilities and terminate the 2013 and 2014 Revolving Facilities and any revolving credit facilities established under the April 2016 or December 2016 Credit Facilities. The Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

(b) 2013 Citicorp Credit Facility

On May 23, 2013, American entered into a term loan credit facility (as amended, the 2013 Citicorp Credit Facility) with Citicorp North America, Inc., as administrative agent, and certain lenders. The 2013 Citicorp Credit Facility consisted of Tranche B-1 and Tranche B-2 that were repaid and terminated in 2016 in connection with American’s entry into the April 2016 and December 2016 Credit Facilities discussed above.

(c) EETCs Issued in 2016

2016-1 EETCs

In January 2016, American created three pass-through trusts which issued approximately $1.1 billion aggregate principal amount of Series 2016-1 Class AA, Class A and Class B EETCs (the 2016-1 EETCs) in connection with the financing of 22 aircraft owned by American (the 2016-1 EETC Aircraft). All of the proceeds received from the sale of the 2016-1 EETCs have been used to purchase equipment notes issued by American. Interest and principal payments on the equipment notes are payable semi-annually in January and July of each year, which began in July 2016. These equipment notes are secured by liens on the 2016-1 EETC Aircraft.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The details of the 2016-1 EETC equipment notes issued by American in three series are reflected in the table below as of December 31, 2016:

2016-1 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$584 million	$262 million	$228 million
Fixed interest rate per annum	3.575%	4.10%	5.25%
Maturity date	January 2028	January 2028	January 2024

2016-2 EETCs

In May and July 2016, American created three pass-through trusts which issued approximately $1.1 billion aggregate principal amount of Series 2016-2 Class AA, Class A and Class B EETCs (the 2016-2 EETCs) in connection with the financing of 22 aircraft owned by American (the 2016-2 EETC Aircraft). All of the proceeds received from the sale of the 2016-2 EETCs have been used to purchase equipment notes issued by American. Interest and principal payments on the equipment notes are payable semi-annually in June and December of each year, with interest payments that began in December 2016 and principal payments beginning in June 2017. These equipment notes are secured by liens on the 2016-2 EETC Aircraft.

The details of the 2016-2 EETC equipment notes issued by American in three series are reflected in the table below as of December 31, 2016:

2016-2 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$567 million	$261 million	$227 million
Fixed interest rate per annum	3.20%	3.65%	4.375%
Maturity date	June 2028	June 2028	June 2024

2016-3 EETCs

In October 2016, American created two pass-through trusts which issued approximately $814 million aggregate principal amount of Series 2016-3 Class AA and Class A EETCs (the 2016-3 EETCs) in connection with the financing of 25 aircraft owned by American or originally scheduled to be delivered to American through January 2017 (the 2016-3 EETC Aircraft). A portion of the proceeds received from the sale of the 2016-3 EETCs has been used to acquire Series AA and A equipment notes issued by American to the pass-through trusts and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2016-3 EETCs until such time as American issues additional Series AA and A equipment notes to the pass-through trusts, which will purchase the notes with escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its consolidated balance sheet because the proceeds held by the depository are not American’s assets.

As of December 31, 2016, approximately $705 million of the escrowed proceeds from the 2016-3 EETCs have been used to purchase equipment notes issued by American. Interest and principal payments on the equipment notes are payable semi-annually in April and October of each year, with interest payments beginning in April 2017 and principal payments beginning in October 2017. These equipment notes are secured by liens on the 2016-3 EETC Aircraft. The remaining escrowed proceeds of $109 million will be used to purchase equipment notes as new aircraft are financed following their delivery.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The details of the 2016-3 EETC equipment notes issued by American in two series are reflected in the table below as of December 31, 2016:

2016-3 EETCs
	Series AA	Series A
Aggregate principal issued	$558 million	$256 million
Remaining escrowed proceeds	$75 million	$34 million
Fixed interest rate per annum	3.00%	3.25%
Maturity date	October 2028	October 2028

(d) Equipment Loans and Other Notes Payable Issued in 2016

In 2016, American entered into loan agreements to borrow $1.8 billion in connection with the financing of certain aircraft. Debt incurred under these loan agreements matures in 2021 through 2028 and bears interest at fixed and variable rates of LIBOR plus an applicable margin averaging 2.96% at December 31, 2016.

(e) Special Facility Revenue Bonds

2016 Financing Activity

In June 2016, the New York Transportation Development Corporation (NYTDC) issued approximately $844 million of special facility revenue refunding bonds (the 2016 JFK Bonds) on behalf of American. The net proceeds from the 2016 JFK Bonds generally were used to provide a portion of the funds to refinance $1.0 billion of special facility revenue bonds (Prior JFK Bonds), the net proceeds of which partially financed the construction of a terminal (the Terminal) used by American at John F. Kennedy International Airport (JFK).

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

Guarantees

As of December 31, 2016, American had issued guarantees covering AAG’s $750 million aggregate principal amount of 5.50% senior notes due 2019, $500 million aggregate principal amount of 6.125% senior notes due 2018 and $500 million aggregate principal amount of 4.625% senior notes due 2020.

Collateral-Related Covenants

Certain of American’s debt financing agreements contain loan to value (LTV) ratio covenants and require American to annually appraise the related collateral. Pursuant to such agreements, if the LTV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

ratio exceeds a specified threshold, American is required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part.

Specifically, American is required to meet certain collateral coverage tests on an annual basis for four credit facilities, as described below:

	2013 Credit Facilities	2014 Credit Facilities	April 2016 Credit Facilities	December 2016 Credit Facilities
Frequency of Appraisals of Appraised Collateral	Annual	Annual	Annual	Annual
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	31.5%	23.2%	47.7%	61.8%
Collateral Description	Generally, certain slots, route authorities, and airport gate leasehold rights used by American to operate all services between the U.S. and South America	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and London Heathrow	Certain spare parts	Generally, certain Ronald Reagan Washington National Airport (DCA) slots, certain La Guardia Airport (LGA) slots, and certain simulators

At December 31, 2016, American was in compliance with the applicable collateral coverage tests as of the most recent measurement dates.

4.  Income Taxes

The significant components of the income tax provision (benefit) were (in millions):

	Year Ended December 31,
	2016	2015	2014
Current income tax provision (benefit):
Federal	$—	$—	$(30)
State and Local	10	15	6

Current income tax provision (benefit)	10	15	(24)

Deferred income tax provision (benefit):
Federal	1,559	(3,407)	342
State and Local	93	(60)	2

Deferred income tax provision (benefit)	1,652	(3,467)	344

Total income tax provision (benefit)	$1,662	$(3,452)	$320

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Statutory income tax provision	$1,555	$1,635	$1,144
State income tax provision, net of federal tax effect	67	71	81
Book expenses not deductible for tax purposes	32	55	4
Bankruptcy administration expenses	1	3	86
Alternative minimum tax (AMT) credit refund	—	—	(29)
Change in valuation allowance	(1)	(5,216)	(1,285)
Income tax provision resulting from OCI allocation	—	—	328
Other, net	8	—	(9)

Income tax provision (benefit)	$1,662	$(3,452)	$320

American provides a valuation allowance for its deferred tax assets, which include the NOLs, when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s projections of future profitability, including risks associated with remaining Merger integration activities as well as other conditions which are beyond its control, such as the health of the economy, the level and volatility of fuel prices and travel demand.

In connection with the preparation of American’s financial statements at the end of 2015, American determined that after considering all positive and negative evidence, including the completion of certain critical Merger integration milestones as well as its financial performance, it was more likely than not that substantially all of its deferred income tax assets, which include its NOLs, would be realized. Accordingly, American reversed $3.5 billion of the valuation allowance, which resulted in a special non-cash tax benefit recorded in the consolidated statement of operations.

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

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of accumulated other comprehensive income (loss), described in Note 8. The total decrease in the valuation allowance was $1 million, $5.2 billion and $525 million in 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The components of American’s deferred tax assets and liabilities were (in millions):

	December 31,
	2016	2015
Deferred tax assets:
Operating loss carryforwards	$4,087	$2,818
Pensions	2,595	2,420
Loyalty program liability	485	590
Alternative minimum tax credit carryforwards	456	458
Postretirement benefits other than pensions	291	340
Rent expense	256	134
Gains from lease transactions	213	261
Reorganization items	53	57
Other	911	1,123

Total deferred tax assets	9,347	8,201
Valuation allowance	(13)	(14)

Net deferred tax assets	9,334	8,187

Deferred tax liabilities:
Accelerated depreciation and amortization	(7,101)	(5,011)
Other	(335)	(244)

Total deferred tax liabilities	(7,436)	(5,255)

Net deferred tax asset	$1,898	$2,932

At December 31, 2016, American had approximately $11.3 billion of gross NOL Carryforwards to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $10.5 billion, substantially all of which is expected to be available for use in 2017. The federal NOL Carryforwards will expire beginning in 2022 if unused. American also had approximately $3.4 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2016, which will expire in years 2017 through 2034 if unused. American’s ability to deduct its NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. Substantially all of American’s remaining federal NOL Carryforwards (attributable to US Airways Group) are subject to limitation under Section 382; however, American’s ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. American elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.5 billion (with $9.3 billion of unlimited NOL still remaining at December 31, 2016) of its federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. Similar limitations may apply for state income tax purposes. American’s ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another future ownership change occurs. Under the Section 382 limitation, cumulative stock ownership changes among material stockholders exceeding 50% during a rolling three-year period can potentially limit a company’s future use of NOLs and tax credits. See Part I, Item 1A. Risk Factors – “Our ability to utilize our NOL Carryforwards may be limited” for unaudited additional discussion of this risk.

At December 31, 2016, American had an AMT credit carryforward of approximately $452 million available for federal income tax purposes, which is available for an indefinite period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

In 2016, American recorded an income tax provision with an effective rate of approximately 37%, which was substantially non-cash as American utilized the NOLs described above. Substantially all of American’s income before income taxes is attributable to the United States.

American files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. American’s 2013 through 2015 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and American is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. American believes that the effect of any assessments will not be material to its consolidated financial statements.

The amount of, and changes to, American’s uncertain tax positions were not material in any of the years presented. American accrues interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively.

5.  Risk Management

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

These additional factors could impact American’s results of operations, financial performance and liquidity:

(a) Credit Risk

Most of American’s receivables relate to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on American. These receivables are short-term, mostly settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. American does not believe it is subject to any significant concentration of credit risk.

(b) Interest Rate Risk

American has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $9.6 billion principal amount of long-term debt as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

December 31, 2016 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on American’s variable rate debt was 3.1% at December 31, 2016. American does not currently have an interest rate hedge program.

(c) Foreign Currency Risk

American is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. American’s largest exposure comes from the British pound, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. American does not currently have a foreign currency hedge program. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for unaudited additional discussion of this risk.

6.  Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (i.e. an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:

•	Level 1 – Observable inputs such as quoted prices in active markets;

•	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

When available, American uses quoted market prices to determine the fair value of its financial assets. If quoted market prices are not available, American measures fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates.

American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$587	$587	$—	$—
Corporate obligations	2,550	—	2,550	—
Bank notes/certificates of deposit/time deposits	2,897	—	2,897	—

	6,034	587	5,447	—
Restricted cash and short-term investments (1)	638	638	—	—

Total	$6,672	$1,225	$5,447	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)

All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $385 million of bank notes/certificates of deposit/time deposits and $230 million of corporate obligations.

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$1,008	$1,008	$—	$—
Government agency investments	1	—	1	—
Corporate obligations	2,191	—	2,191	—
Bank notes/certificates of deposit/time deposits	2,662	—	2,662	—

	5,862	1,008	4,854	—
Restricted cash and short-term investments (1)	695	695	—	—

Total	$6,557	$1,703	$4,854	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)

All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $1.2 billion of bank notes/certificates of deposit/time deposits and $734 million of corporate obligations.

There were no Level 1 to Level 2 transfers during the years ended December 31, 2016 or 2015.

Fair Value of Debt

The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$22,577	$23,181	$18,826	$19,378

7.  Employee Benefit Plans

American sponsors defined benefit and defined contribution pension plans for eligible employees. The defined benefit pension plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen and American began providing enhanced benefits under its defined contribution pension plans for certain groups. American uses a December 31 measurement date for all of its defined benefit pension plans. American also provides certain retiree medical and other postretirement benefits, including health care and life insurance benefits, to retired employees. Effective November 1, 2012, American modified its retiree medical and other postretirement benefits plans to eliminate the company subsidy for employees who retire on or after November 1, 2012. As a result of modifications to its retiree medical and other postretirement benefits plans in 2012, American recognized a negative plan amendment of $1.9 billion, which is included as a component of actuarial gain in OCI and will be amortized over the future service life of the active plan participants for whom the benefit was eliminated, or approximately eight years. As of December 31, 2016, $871 million of actuarial gain remains to be amortized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Benefit Obligations, Fair Value of Plan Assets and Funded Status

The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and a statement of funded status as of December 31, 2016 and 2015:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2016	2015	2016	2015
	(In millions)
Benefit obligation at beginning of period	$16,310	$17,504	$1,129	$1,324
Service cost	2	2	3	3
Interest cost	746	733	47	50
Actuarial (gain) loss (1) (2)	725	(1,153)	(104)	(178)
Plan amendments	—	—	7	—
Settlements	(2)	(3)	—	—
Benefit payments	(633)	(773)	(92)	(94)
Other	—	—	—	24

Benefit obligation at end of period	$17,148	$16,310	$990	$1,129

Fair value of plan assets at beginning of period	$9,660	$10,935	$253	$244
Actual return on plan assets	911	(505)	22	(10)
Employer contributions	32	6	83	89
Settlements	(2)	(3)	—	—
Benefit payments	(633)	(773)	(92)	(94)
Other (3)	—	—	—	24

Fair value of plan assets at end of period	$9,968	$9,660	$266	$253

Funded status at end of period	$(7,180)	$(6,650)	$(724)	$(876)

(1)	The December 31, 2016 and 2015 pension actuarial (gain) loss primarily relates to weighted average discount rate assumption changes and changes to American’s mortality assumptions.

(2)

The December 31, 2016 and 2015 retiree medical and other postretirement benefits actuarial gain primarily relates to medical trend and cost assumption changes, favorable plan experience adjustments and weighted average discount rate assumption changes.

(3)

At December 31, 2015, certain trust assets totaling approximately $24 million, were added to the retiree medical and other postretirement benefits plans asset values that were previously offset against the benefit obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2016	2015	2016	2015
	(In millions)
As of December 31,
Current liability	$7	$7	$97	$109
Noncurrent liability (1)	7,173	6,643	627	767

Total liabilities	$7,180	$6,650	$724	$876

Net actuarial loss (gain)	$5,472	$5,036	$(429)	$(339)
Prior service cost (benefit) (1)	188	216	(837)	(1,084)

Total accumulated other comprehensive loss (income), pre-tax	$5,660	$5,252	$(1,266)	$(1,423)

(1)

The 2016 noncurrent liability does not include $20 million of other postretirement benefits or $1 million of prior service cost. The 2015 noncurrent liability does not include $17 million of other postretirement benefits or $1 million of prior service cost.

Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2016	2015	2016	2015
	(In millions)
Projected benefit obligation (PBO)	$17,119	$16,283	$—	$—
Accumulated benefit obligation (ABO)	17,108	16,272	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	990	1,129
Fair value of plan assets	9,936	9,630	266	253
ABO less fair value of plan assets	7,172	6,642	—	—

Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
	(In millions)
Defined benefit plans:
Service cost	$2	$1	$2	$3	$3	$1
Interest cost	746	733	742	47	50	61
Expected return on assets	(747)	(848)	(783)	(20)	(19)	(19)
Settlements	—	1	4	—	—	—
Amortization of:
Prior service cost (benefit) (1)	28	28	28	(240)	(243)	(244)
Unrecognized net loss (gain)	125	111	43	(16)	(9)	(8)

Net periodic benefit cost (income)	154	26	36	(226)	(218)	(209)
Defined contribution plan cost	761	657	527	N/A	N/A	N/A

Total cost (income)	$915	$683	$563	$(226)	$(218)	$(209)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(1)	The 2016, 2015 and 2014 prior service cost does not include amortization of $1 million, $3 million and $14 million, respectively, related to other postretirement benefits.

The estimated amount of unrecognized net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $144 million.

The estimated amount of unrecognized net gain for the retiree medical and other postretirement benefits plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $23 million.

Assumptions

The following actuarial assumptions were used to determine American’s benefit obligations and net periodic benefit cost for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2016	2015	2016	2015
Benefit obligations:
Weighted average discount rate	4.30%	4.70%	4.10%	4.42%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Net periodic benefit cost:
Weighted average discount rate	4.70%	4.30%	5.10%	4.42%	4.00%	4.74%
Weighted average expected rate of return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	4.25%	5.21%	5.25%

(1)	The weighted average health care cost trend rate at December 31, 2016 is assumed to decline gradually to 3.77% by 2024 and remain level thereafter.

As of December 31, 2016, American’s estimate of the long-term rate of return on plan assets was 8% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs.

A one percentage point change in the assumed health care cost trend rates would have the following effects on American’s retiree medical and other postretirement benefits plans (in millions):

	1% Increase	1% Decrease
Increase (decrease) on 2016 service and interest cost	$3	$(3)
Increase (decrease) on benefit obligation as of December 31, 2016	53	(50)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Minimum Contributions

American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and various other laws for U.S. based plans as well as under funding rules specific to countries where American maintains defined benefit plans. Based on current funding assumptions, American has minimum required contributions of $25 million for 2017. American expects to make supplemental contributions of $254 million to its U.S. based defined benefit plans in 2017. Currently, the minimum funding obligation for American’s U.S. based defined benefit pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. American’s pension funding obligations are likely to increase materially following expiration of the temporary funding rules, when American will be required to make contributions relating to the 2018 fiscal year. The amount of these obligations will depend on the performance of American’s investments held in trust by the pension plans, interest rates for determining liabilities, the amount of and timing of any supplemental contributions and American’s actuarial experience.

Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2017	2018	2019	2020	2021	2022-2026
Pension	$685	$719	$758	$800	$841	$4,797
Retiree medical and other postretirement benefits	97	93	88	79	73	312

Plan Assets

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

Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range
Equity	65% - 90%
Public:
U.S.	20% - 45%
International	17% - 27%
Emerging Markets	5% - 11%
Alternative Investments	5% - 30%
Fixed Income	15% - 40%
U.S. Long Duration	15% - 40%
High Yield and Emerging Markets	0% - 10%
Other	0% - 5%
Cash Equivalents	0% - 5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Public equity and emerging market fixed income securities are used to provide diversification and are expected to generate higher returns over the long-term than U.S. long duration bonds. Public stocks are managed using a value investment approach in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. U.S. long duration bonds are used to partially hedge the assets from declines in interest rates. Alternative (private) investments are used to provide expected returns in excess of the public markets over the long-term. Additionally, the pension plan’s master trust engages currency overlay managers in an attempt to increase returns by protecting non-U.S. dollar denominated assets from a rise in the relative value of the U.S. dollar. The pension plan’s master trust also participates in securities lending programs to generate additional income by loaning plan assets to borrowers on a fully collateralized basis. These programs are subject to market risk.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Benefit Plan Assets Measured at Fair Value on a Recurring Basis

The fair value of American’s pension plan assets at December 31, 2016 and 2015, by asset category, are as follows (in millions):

	Fair Value Measurements as of December 31, 2016
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$573	$—	$—	$573
Equity securities:
International markets (a), (b)	3,232	—	—	3,232
Large-cap companies (b)	2,253	—	—	2,253
Mid-cap companies (b)	371	—	—	371
Small-cap companies (b)	6	—	—	6
Fixed income:
Corporate bonds (c)	—	2,337	—	2,337
Government securities (d)	—	150	—	150
U.S. municipal securities	—	37	—	37
Alternative instruments:
Private equity partnerships (e)	—	—	21	21
Private equity partnerships measured at net asset value (e) (g)	—	—	—	703
Common/collective trusts (f)	—	32	—	32
Common/collective trusts and 103-12 Investment Trust measured at net asset value (f) (g)	—	—	—	227
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	40	—	—	40
Due to/from brokers for sale of securities – net	(9)	—	—	(9)
Other liabilities – net	(7)	—	—	(7)

Total	$6,459	$2,556	$23	$9,968

a)

Holdings are diversified as follows: 15% United Kingdom, 12% Japan, 10% France, 7% Switzerland, 6% Netherlands, 17% of other emerging markets and the remaining 33% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)

Includes approximately 74% investments in corporate debt with a S&P rating lower than A and 26% investments in corporate debt with a S&P rating A or higher. Holdings include 86% U.S. companies, 12% international companies and 2% emerging market companies.

d)

Includes approximately 61% investments in U.S. domestic government securities and 39% in emerging market government securities. There are no significant foreign currency risks within this classification.

e)

Includes limited partnerships that invest primarily in U.S. (95%) and European (5%) buyout opportunities of a range of privately held companies. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its net asset value, but rather

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $456 million over the next ten years.

f)

Investment includes 73% in an emerging market 103-12 Investment Trust with investments in emerging country equity securities, 12% in Canadian segregated balanced value, income growth and diversified pooled funds and 15% in a common/collective trust investing in securities of smaller companies located outside the U.S., including developing markets. Requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

g)

In accordance with ASU 2015-07, certain investments that are measured using net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the notes to the consolidated financial statements.

	Fair Value Measurements as of December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$287	$—	$—	$287
Equity securities:
International markets (a), (b)	2,873	—	—	2,873
Large-cap companies (b)	1,999	—	—	1,999
Mid-cap companies (b)	361	—	—	361
Small-cap companies (b)	18	—	—	18
Fixed income:
Corporate bonds (c)	—	2,204	—	2,204
Government securities (d)	—	917	—	917
U.S. municipal securities	—	48	—	48
Alternative instruments:
Private equity partnerships (e)	—	—	16	16
Private equity partnerships measured at net asset value (e) (g)	—	—	—	706
Common/collective trusts (f)	—	30	—	30
Common/collective trusts and 103-12 Investment Trust measured at net asset value (f) (g)	—	—	—	189
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	50	—	—	50
Due to/from brokers for sale of securities – net	23	—	—	23
Other assets – net	8	—	—	8
Other liabilities – net	(71)	—	—	(71)

Total	$5,548	$3,199	$18	$9,660

a)

Holdings are diversified as follows: 16% United Kingdom, 12% Japan, 10% France, 7% Switzerland, 7% Netherlands, 6% Republic of Korea, 11% of other emerging markets and the remaining 31% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

c)

Includes approximately 74% investments in corporate debt with a S&P rating lower than A and 26% investments in corporate debt with a S&P rating A or higher. Holdings include 82% U.S. companies, 16% international companies and 2% emerging market companies.

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

g)

In accordance with ASU 2015-07, certain investments that are measured using net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the notes to the consolidated financial statements.

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2016, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2015	$16	$2
Actual return on plan assets:
Relating to assets sold during the period	7	—
Purchases	7	—
Sales	(9)	—

Ending balance at December 31, 2016	$21	$2

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2015, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2014	$17	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	(1)	—

Ending balance at December 31, 2015	$16	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The fair value of American’s retiree medical and other postretirement benefits plans assets at December 31, 2016 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2016
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$5	$—	$—	$5
Mutual funds – Institutional Class	261	—	—	261

Total	$266	$—	$—	$266

The fair value of American’s retiree medical and other postretirement benefits plans assets at December 31, 2015 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – Institutional Class	19	—	—	19
Mutual funds – AMR Class	—	230	—	230

Total	$23	$230	$—	$253

Investments in the retiree medical and other postretirement benefits plans’ mutual funds are valued by quoted prices on the active market, which is fair value and represents the net asset value of the shares of such funds as of the close of business at the end of the period. AMR Class shares are offered without a sales charge to participants. Purchases are restricted to certain retirement benefit plans, including American’s retiree medical and other postretirement benefits plans, resulting in a fair value classification of Level 2. Investments include approximately 27% of investments in non-U.S. common stocks in each of 2016 and 2015. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.

Profit Sharing Program

American instituted an employee profit sharing program effective on January 1, 2016 and accrues 5% of its pre-tax income excluding special items to distribute to employees in early 2017. For the year ended December 31, 2016, American accrued $314 million for this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

8.  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Derivative Financial Instruments	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)	Total
Balance at December 31, 2014	$(3,671)	$9	$(3)	$(991)	$(4,656)
Other comprehensive loss before reclassifications	(51)	—	(7)	—	(58)
Amounts reclassified from accumulated other comprehensive income (loss)	(109)	(9)	1	—	(117)

Net current-period other comprehensive loss	(160)	(9)	(6)	—	(175)

Balance at December 31, 2015	(3,831)	—	(9)	(991)	(4,831)
Other comprehensive income (loss) before reclassifications	(461)	—	9	166	(286)
Amounts reclassified from accumulated other comprehensive income (loss)	(102)	—	—	37 (2)	(65)

Net current-period other comprehensive income (loss)	(563)	—	9	203	(351)

Balance at December 31, 2016	$(4,394)	$—	$—	$(788)	$(5,182)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Reclassifications out of AOCI for the years ended December 31, 2016 and 2015 are as follows (in millions):

	Amount reclassified from AOCI		Affected line items on the consolidated statement of operations
	Year Ended December 31,
AOCI Components	2016	2015
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(134)	$(212)	Salaries, wages and benefits
Actuarial loss	69	103	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	—	(9)	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	—	1	Other nonoperating, net

Total reclassifications for the period, net of tax	$(65)	$(117)

Amounts allocated to OCI for income taxes as further described in Note 4 will remain in AOCI until American ceases all related activities, such as termination of the pension plan.

9.  Commitments, Contingencies and Guarantees

(a) Aircraft and Engine Purchase Commitments

Under all of American’s aircraft and engine purchase agreements, its total future commitments as of December 31, 2016 are expected to be as follows (approximately, in millions):

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Payments for aircraft commitments and certain engines (1)	$4,064	$2,192	$3,113	$3,133	$2,948	$2,553	$18,003

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted a security interest in its purchase deposits with Boeing. American’s purchase deposits held by all manufacturers totaled $1.2 billion as of December 31, 2016.

(b) Facility and support commitments

American has contracts related to facility construction or improvement projects, primarily at airport locations, as well as information technology support. The contractual obligations related to these contracts are presented in the table below (approximately, in millions):

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Facility construction or improvement contracts	$182	$126	$13	$—	$—	$—	$321
Information technology contracts	205	168	128	47	24	8	580

(c) Capacity Purchase Agreements with Third-Party Regional Carriers

American has capacity purchase agreements with third-party regional carriers. The capacity purchase agreements provide that all revenues, including passenger, in-flight, ancillary, mail and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

freight revenues, go to American. In return, American agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that American reimburses 100% of certain variable costs, such as airport landing fees and passenger liability insurance. American controls marketing, scheduling, ticketing, pricing and seat inventories.

As of December 31, 2016, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2017 to 2027, with rights of American to extend the respective terms of certain agreements. See Part I, Item 2. Properties for unaudited information on the aircraft operated by third-party regional carriers under such capacity purchase agreements.

As of December 31, 2016, American’s minimum fixed obligations under its capacity purchase agreements with third-party regional carriers are as follows (approximately, in millions):

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Minimum fixed obligations under capacity purchase agreements with third-party regional carriers (1)	$1,710	$1,421	$1,283	$1,048	$855	$2,738	$9,055

(1)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. These obligations also include the portion of American’s future obligations related to aircraft deemed to be leased in the amount of approximately $434 million in 2017, $370 million in 2018, $349 million in 2019, $317 million in 2020, $280 million in 2021 and $927 million in 2022 and thereafter.

(d) Operating Leases

American leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2016, American had 408 aircraft under operating leases, with remaining terms ranging from three months to approximately 11 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2016, obligations under noncancellable operating leases for future minimum lease payments are as follows (approximately, in millions):

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Future minimum lease payments	$2,242	$2,010	$1,813	$1,638	$1,213	$3,785	$12,701

Mainline and regional rent expense, excluding landing fees, was $2.7 billion in each of 2016 and 2015 and $2.8 billion in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(e) Off-Balance Sheet Arrangements

Aircraft

American currently operates 346 owned aircraft and 138 leased aircraft which were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.

Each trust covers a set number of aircraft scheduled to be delivered or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2016, $10.9 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities. American generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates American to absorb decreases in value or entitles American to participate in increases in the value of the aircraft. American does not provide residual value guarantees to the bondholders or equity participants in the trusts. Some leases have a fair market value or a fixed price purchase option that allows American to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, American does not participate in any increases in the value of the aircraft. American concluded it is not the primary beneficiary under these arrangements. Therefore, American accounts for its EETC leveraged lease financings as operating leases. American’s total future obligations under these leveraged lease financings are $1.5 billion as of December 31, 2016, which are included in the future minimum lease payments table above.

Special Facility Revenue Bonds

American guarantees the payment of principal and interest of certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment which is leased to American. Under such leases, American is required to make rental payments through 2035, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2016, the remaining lease payments guaranteeing the principal and interest on these bonds are $605 million, which are accounted for as operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(f) Legal Proceedings

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of December 31, 2016, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to American but rather will be distributed to former AMR stockholders.

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

DOJ Antitrust Civil Investigative Demand. In June 2015, American received a Civil Investigative Demand (CID) from the United States Department of Justice (DOJ) as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from American, and other airlines have announced that they have received similar requests. American is cooperating fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, American, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia. On October 28, 2016, the Court denied a motion by the airline defendants to dismiss all claims in the class actions. Both the DOJ investigation and these lawsuits are in their relatively early stages and American intends to defend these matters vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

California. The complaint named as defendants US Airways Group and US Airways, Inc., alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation to consolidate the Fjord matter with the putative class action lawsuits, which was denied on October 15, 2015. A jointly proposed schedule for the remainder of the case was submitted on September 7, 2016, which has not yet been accepted by the Bankruptcy Court. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.

DOJ Investigation Related to the United States Postal Service. In April 2015, the DOJ informed American of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air. In October 2015, American received a CID from the DOJ seeking certain information relating to these contracts and the DOJ has also sought information concerning certain of the airlines that transport mail on a codeshare basis. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. American is cooperating fully with the DOJ with regard to its investigation.

General. In addition to the specifically identified legal proceedings, American and its subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within American’s control. Therefore, although American will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on American are uncertain but could be material. See Part I, Item 1A. Risk Factors —“We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity” for unaudited additional discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

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

As of December 31, 2016, American had issued guarantees covering AAG’s $750 million aggregate principal amount of 5.50% senior notes due 2019, $500 million aggregate principal amount of 6.125% senior notes due 2018 and $500 million aggregate principal amount of 4.625% senior notes due 2020.

(h) Credit Card Processing Agreements

American has agreements with companies that process customer credit card transactions for the sale of air travel and other services. American’s agreements allow these processing companies, under certain conditions, to hold an amount of its cash (referred to as a holdback) equal to a portion of advance ticket sales that have been processed by that company, but for which American has not yet provided the air transportation. Additional holdback requirements in the event of material adverse changes in American’s financial condition will reduce its liquidity in the form of unrestricted cash by the amount of the holdbacks. American is not currently required to maintain any holdbacks pursuant to these requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(i) Labor Negotiations

As of December 31, 2016, American employed approximately 101,500 active full-time equivalent employees. Approximately 84% of employees are covered by collective bargaining agreements with various labor unions. Negotiations for joint collective bargaining agreements covering American’s maintenance, fleet service, stores and planner employees are continuing. There is no assurance that a successful or timely resolution of these labor negotiations will be achieved.

(j) Other

As a result of the terrorist attacks of September 11, 2001 and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act (the Stabilization Act), American recorded a liability for these terrorist attacks claims equal to the related insurance receivable due to American. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from these terrorist attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. As of December 31, 2016, the remaining liability and the amount of the offsetting receivable were each $974 million.

10.  Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$3	$63	$5,131
Capital lease obligations	—	5	747
Supplemental information:
Interest paid, net of amounts capitalized	867	787	780
Income taxes paid	14	19	4

11.  Operating Segments and Related Disclosures

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

American’s operating revenues by geographic region as defined by the United States Department of Transportation (DOT) are summarized below (in millions):

	Year Ended December 31,
	2016	2015	2014
DOT Domestic	$28,603	$28,709	$28,584
DOT Latin America	4,995	5,539	6,974
DOT Atlantic	4,769	5,146	5,652
DOT Pacific	1,796	1,544	1,466

Total operating revenues	$40,163	$40,938	$42,676

American attributes operating revenues by geographic region based upon the origin and destination of each flight segment. American’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

12.  Share-based Compensation

The 2013 AAG Incentive Award Plan (the 2013 Plan) provides that awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalent award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right. The 2013 Plan authorizes the grant of awards for the issuance of 40 million shares. Any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are settled in cash (in whole or in part) without the delivery of shares will again be available for grant.

American’s net income for the years ended December 31, 2016, 2015 and 2014 included $102 million, $274 million and $381 million, respectively, of share-based compensation costs. Of the 2015 and 2014 amounts, $198 million and $224 million, respectively, were related to awards granted to certain employees in connection with the Merger and recorded in special items, net on the accompanying consolidated statements of operations.

During 2016, 2015 and 2014, AAG withheld approximately 1.4 million, 7.0 million and 1.7 million shares of AAG common stock, respectively, and paid approximately $56 million, $306 million and $62 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.

(a) Restricted Stock Unit Awards (RSUs)

AAG has granted RSUs with service conditions (time vested primarily over three years) and performance conditions. The grant-date fair value of RSUs is equal to the market price of the underlying shares of common stock on the date of grant. For time vested awards, the expense is recognized on a straight-line basis over the vesting period for the entire award. For awards with performance conditions, the expense is recognized based on the expected achievement at each reporting period. Stock-settled RSUs are classified as equity awards as the vesting results in the issuance of shares of AAG common stock. Cash-settled restricted stock unit awards (CRSUs) are classified as liability awards as the vesting results in payment of cash by AAG.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Stock-settled RSU award activity for all plans for the years ended December 31, 2016, 2015 and 2014 is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2013	23,879	$24.33
Granted	3,467	37.07
Vested and released	(4,193)	23.84
Forfeited	(1,811)	25.10

Outstanding at December 31, 2014	21,342	$26.43
Granted	2,213	46.62
Vested and released	(17,163)	25.20
Forfeited	(785)	27.12

Outstanding at December 31, 2015	5,607	$38.08
Granted	2,655	41.34
Vested and released	(2,754)	34.83
Forfeited	(321)	40.15

Outstanding at December 31, 2016	5,187	$41.48

As of December 31, 2016, there was $116 million of unrecognized compensation cost related to stock-settled RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of stock-settled RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $107 million, $750 million and $154 million, respectively.

As of December 31, 2016, AAG had a nominal amount of CRSUs outstanding. The total cash paid for CRSUs vested during the years ended December 31, 2016, 2015 and 2014 was less than $1 million, $10 million and $12 million, respectively.

(b) Stock Options and Stock Appreciation Rights

AAG assumed US Airways Group’s outstanding stock options and stock appreciation rights in connection with the Merger using an exchange ratio of one to one. These stock options and stock appreciation rights were granted with an exercise price equal to the underlying common stock’s fair value at the date of each grant, have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to ten years. Stock options and stock-settled stock appreciation rights (SARs) are classified as equity awards as the exercise results in the issuance of shares of AAG common stock. Cash-settled stock appreciation rights (CSARs) are classified as liability awards as the exercise results in payment of cash by AAG. Compensation costs were expensed on a straight-line basis over the vesting period for the entire award. There are no unrecognized compensation costs as all awards outstanding are vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Stock option and SAR award activity for all plans for the years ended December 31, 2016, 2015 and 2014 is as follows (stock options and SARs in thousands):

	Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance at December 31, 2013	11,158	$12.84
Granted	—	—
Exercised	(4,109)	10.74
Forfeited	—	—
Expired	(42)	41.73

Balance at December 31, 2014	7,007	$13.90
Granted	—	—
Exercised	(2,985)	12.09
Forfeited	—	—
Expired	(9)	45.75

Balance at December 31, 2015	4,013	$15.17
Granted	—	—
Exercised	(1,738)	14.49
Forfeited	—	—
Expired	(180)	46.19

Balance at December 31, 2016	2,095	$13.08	1.6	$70

The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2016, 2015 and 2014 was $49 million, $102 million and $105 million, respectively. All stock options and SARs outstanding at December 31, 2016 are vested and exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

CSAR award activity for all plans for the years ended December 31, 2016, 2015 and 2014 is as follows (CSARs in thousands):

	CSARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance at December 31, 2013	2,865	$6.26
Granted	—	—
Exercised	(1,254)	6.18
Forfeited	—	—
Expired	—	—

Balance at December 31, 2014	1,611	$6.33
Granted	—	—
Exercised	(760)	6.31
Forfeited	—	—
Expired	—	—

Balance at December 31, 2015	851	$6.35
Granted	—	—
Exercised	(501)	5.24
Forfeited	—	—
Expired	—	—

Balance at December 31, 2016	350	$7.94	1.0	$14

As of December 31, 2016, the weighted average fair value of outstanding CSARs was $38.57 per share and the related liability was $13 million. These CSARs are fully vested and exercisable and will continue to be remeasured at fair value at each reporting date until all awards are settled. Total cash paid for CSARs exercised during the years ended December 31, 2016, 2015 and 2014 was $18 million, $31 million and $42 million, respectively.

13.  Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Changes Charged to Statement of Operations Accounts	Write-offs (Net of Recoveries)	Sales, Retirements and Transfers	Balance at End of Year
Allowance for obsolescence of inventories
Year ended December 31, 2016	$689	$28	$—	$3	$720
Year ended December 31, 2015	638	42	—	9	689
Year ended December 31, 2014	504	135	(2)	1	638
Allowance for uncollectible accounts
Year ended December 31, 2016	$37	$47	$(49)	$—	$35
Year ended December 31, 2015	14	45	(22)	—	37
Year ended December 31, 2014	40	3	(29)	—	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

14.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2016 and 2015 (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Operating revenues	$9,427	$10,360	$10,591	$9,786
Operating expenses	8,104	8,603	9,159	8,995
Operating income	1,323	1,757	1,432	791
Net income	710	972	758	341

2015
Operating revenues	$9,811	$10,814	$10,694	$9,619
Operating expenses	8,610	8,893	8,691	8,555
Operating income	1,201	1,921	2,003	1,064
Net income	937	1,709	1,723	3,751

American’s fourth quarter 2016 results include $273 million of total net special charges consisting principally of $121 million of Merger integration expenses, $104 million of fleet restructuring expenses and a $47 million net charge consisting of mark-to-market adjustments for bankruptcy obligations.

American’s fourth quarter 2015 results include $2.5 billion of total net special credits consisting principally of a $3.5 billion non-cash tax benefit recorded in connection with the reversal of American’s tax valuation allowance, offset in part by a nonoperating net special charge of $592 million to write off all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela and $447 million in total operating special charges primarily consisting of Merger integration expenses and fleet restructuring expenses.

15.  Transactions with Related Parties

The following represents the net receivables (payables) to related parties (in millions):

	December 31,
	2016	2015
AAG (1)	$8,981	$4,489
AAG’s wholly-owned subsidiaries (2)	(2,171)	(2,508)

Total	$6,810	$1,981

(1)	The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s share repurchase and dividend programs.

(2)

The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

Pursuant to a capacity purchase agreement between American and AAG’s wholly-owned regional airlines operating as American Eagle, American purchases all of the capacity from these carriers and recognizes passenger revenue from flights operated by American Eagle. In 2016, 2015 and 2014, American recognized expense of approximately $1.5 billion, $1.2 billion and $1.2 billion, respectively, related to wholly-owned regional airline capacity purchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

16.  Subsequent Events

2017-1 EETCs

In January 2017, American created three pass-through trusts which issued approximately $983 million aggregate principal amount of Series 2017-1 Class AA, Class A and Class B EETCs (the 2017-1 EETCs) in connection with the financing of 24 aircraft scheduled to be delivered to American between January 2017 and May 2017 (the 2017-1 Aircraft). A portion of the proceeds received from the sale of the 2017-1 EETCs has been used to acquire Series AA, A and B equipment notes issued by American to the pass-through trusts and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2017-1 EETCs until such time as American issues additional Series AA, A and B equipment notes to the pass-through trusts, which will purchase the equipment notes with escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its consolidated balance sheet because the proceeds held by the depository are not American’s assets.

Series AA equipment notes bear interest at 3.65% per annum, Series A equipment notes bear interest at 4.00% per annum and Series B equipment notes bear interest at 4.95% per annum. Interest and principal payments on the equipment notes will be payable semi-annually in February and August of each year, with interest payments beginning in August 2017 and principal payments beginning in February 2018. The final payments on the Series AA and Series A equipment notes are due in February 2029 and the final payment on the Series B equipment notes is due in February 2025. The equipment notes are secured by liens on the 2017-1 Aircraft.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of December 31, 2016 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are still in the process of integrating certain processes, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. For the year ended December 31, 2016, there has been no change in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of December 31, 2016.

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

Management assessed the effectiveness of AAG’s and American’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control – Integrated Framework (2013 Framework).

Based on our assessment and those criteria, AAG’s and American’s management concludes that AAG and American, respectively, maintained effective internal control over financial reporting as of December 31, 2016.

AAG’s and American’s independent registered public accounting firm has issued an attestation report on the effectiveness of AAG’s and American’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Airlines Group Inc.:

We have audited American Airlines Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Airlines Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Dallas, Texas

February 22, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

American Airlines, Inc.:

We have audited American Airlines, Inc.’s (American) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on American’s internal control over financial reporting based on our audit.

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

In our opinion, American Airlines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholder’s equity (deficit) for each of the years in the three-year period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Dallas, Texas

February 22, 2017

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as stated below, the information required by this Item will be set forth in the Proxy Statement under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information About the Board of Directors and Corporate Governance” and is incorporated by reference into this Annual Report on Form 10-K.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Proxy Statement under the captions “Risk Assessment with Respect to Compensation Practices,” “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” and is incorporated by reference into this Annual Report on Form 10-K.

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

ITEM 16. FORM	10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: February 22, 2017	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: February 22, 2017	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines Group Inc. and in the capacities and on the dates noted:

Date: February 22, 2017	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2017	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 22, 2017	/s/ James F. Albaugh
James F. Albaugh, Director

Date: February 22, 2017	/s/ Jeffrey D. Benjamin
Jeffrey D. Benjamin, Director

Date: February 22, 2017	/s/ John T. Cahill
John T. Cahill, Director

Date: February 22, 2017	/s/ Michael J. Embler
Michael J. Embler, Director

Date: February 22, 2017	/s/ Matthew J. Hart
Matthew J. Hart, Director

Date: February 22, 2017	/s/ Alberto Ibargüen
Alberto Ibargüen, Director

Date: February 22, 2017	/s/ Richard C. Kraemer
Richard C. Kraemer, Director

Date: February 22, 2017	/s/ Susan D. Kronick
Susan D. Kronick, Director

Date: February 22, 2017	/s/ Martin H. Nesbitt
Martin H. Nesbitt, Director

Date: February 22, 2017	/s/ Denise M. O’Leary
Denise M. O’Leary, Director

Date: February 22, 2017	/s/ Ray M. Robinson
Ray M. Robinson, Director

Date: February 22, 2017	/s/ Richard P. Schifter
Richard P. Schifter, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines, Inc. and in the capacities and on the dates noted:

Date: February 22, 2017	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2017	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 22, 2017	/s/ Stephen L. Johnson
Stephen L. Johnson, Director

Date: February 22, 2017	/s/ Robert D. Isom
Robert D. Isom, Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Confirmation Order and Plan (incorporated by reference to Exhibit 2.1 to AMR’s Current Report on Form 8-K filed on October 23, 2013 (Commission File No. 1-8400)).

2.2	Agreement and Plan of Merger, dated as of February 13, 2013, among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K/A filed on February 14, 2013 (Commission File No. 1-8444)).#

2.3	Amendment to Agreement and Plan of Merger, dated as of May 15, 2013, among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2013 (Commission File No. 1-8444)).

2.4	Second Amendment to Agreement and Plan of Merger, dated as of June 7, 2013, among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on June 12, 2013 (Commission File No. 1-8444)).

2.5	Third Amendment to Agreement and Plan of Merger, dated as of September 20, 2013, among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on September 23, 2013 (Commission File No. 1-8444)).

2.6	Agreement and Plan of Merger, dated as of December 28, 2015, between American Airlines, Inc. and US Airways, Inc. (incorporated by reference to Exhibit 2.1 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

3.1	Restated Certificate of Incorporation of American Airlines Group Inc., including the Certificate of Designations, Powers, Preferences and Rights of the American Airlines Group Inc. Series A Convertible Preferred Stock attached as Annex I thereto (incorporated by reference to Exhibit 3.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

3.2	Second Amended and Restated Bylaws of American Airlines Group Inc. (incorporated by reference to Exhibit 3.1 to AAG’s Current Report on Form 8-K filed on January 30, 2017 (Commission File No. 001-08400)).

3.3	Amended and Restated Certificate of Incorporation of American Airlines, Inc. (incorporated by reference to Exhibit 3.3 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).

3.4	Amended and Restated Bylaws of American Airlines, Inc. (incorporated by reference to Exhibit 3.4 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).

4.1	Pass Through Trust Agreement, dated as of March 12, 2013, between American Airlines, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to AMR’s Current Report on Form 8-K filed on March 12, 2013 (Commission File No. 1-8400)).

4.2	Trust Supplement No. 2013-2B, dated as of November 27, 2013, among American Airlines, Inc. and Wilmington Trust Company, as Class B Trustee, to the Pass Through Trust Agreement, dated as of March 12, 2013 (incorporated by reference to Exhibit 4.2 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

Exhibit Number	Description

4.3	Form of Pass Through Trust Certificate, Series 2013-2B (included in Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.4	Revolving Credit Agreement (2013-2B), dated as of November 27, 2013, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for Trustee of American Airlines Pass Through Trust 2013-2B and as Borrower, and Morgan Stanley Bank, N.A., as Class B Liquidity Provider (incorporated by reference to Exhibit 4.5 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.5	Participation Agreement (N907AN), dated as of September 9, 2013, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements in effect as of the date thereof, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein (incorporated by reference to Exhibit 4.6 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.6	Indenture and Security Agreement (N907AN), dated as of September 9, 2013, between American Airlines, Inc. and Wilmington Trust Company, as Loan Trustee (incorporated by reference to Exhibit 4.7 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.7	First Amendment to Participation Agreement (N907AN), dated as of November 27, 2013, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein (incorporated by reference to Exhibit 4.8 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.8	First Amendment to Indenture and Security Agreement (N907AN), dated as of November 27, 2013, between American Airlines, Inc. and Wilmington Trust Company, as Loan Trustee (incorporated by reference to Exhibit 4.9 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.9	Series 2013-2A N907AN Equipment Note No. 1, dated as of September 9, 2013 (incorporated by reference to Exhibit 4.10 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.10	Series 2013-2B N907AN Equipment Note No. 1, dated as of November 27, 2013 (incorporated by reference to Exhibit 4.11 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.11	Registration Rights Agreement, dated as of November 27, 2013, among American Airlines, Inc., Wilmington Trust Company, as Trustee under Trust Supplement No. 2013-2B, dated as of November 27, 2013, and Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, in their capacity as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.12 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

Exhibit Number	Description

4.12	Schedule I (Pursuant to Instruction 2 to Item 6.01 of Regulation S-K, this Schedule I contains a list of documents applicable to the financing of the Aircraft in connection with the offering of the Class B Certificates, which documents are substantially identical to those filed herewith as Exhibits 4.12, 4.13, 4.15, 4.16, 4.18 and 4.19. Schedule I sets forth the details by which such documents differ from the corresponding Exhibits) (incorporated by reference to Exhibit 99.2 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.13	Trust Supplement No. 2013-2C, dated as of December 20, 2013, among American Airlines, Inc. and Wilmington Trust Company, as Class C Trustee, to the Pass Through Trust Agreement, dated as of March 12, 2013 (incorporated by reference to Exhibit 4.2 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.14	Form of Pass Through Trust Certificate, Series 2013-2C (included in Exhibit A to Exhibit 4.14) (incorporated by reference to Exhibit 4.3 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.15	Amended and Restated Intercreditor Agreement (2013-2), dated as of December 20, 2013, among Wilmington Trust Company, as Trustee of American Airlines Pass Through Trust 2013-2A, American Airlines Pass Through Trust 2013-2B and American Airlines Pass Through Trust 2013-2C, Morgan Stanley Bank, N.A., as Class A Liquidity Provider and as Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.16	Second Amendment to Participation Agreement (N907AN), dated as of December 20, 2013, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein (incorporated by reference to Exhibit 4.9 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.17	Second Amendment to Indenture and Security Agreement (N907AN), dated as of December 20, 2013, between American Airlines, Inc. and Wilmington Trust Company, as Loan Trustee (incorporated by reference to Exhibit 4.10 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.18	Series 2013-2C N907AN Equipment Note No. 1, dated as of December 20, 2013 (incorporated by reference to Exhibit 4.11 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.19	Registration Rights Agreement, dated as of December 20, 2013, among American Airlines, Inc., Wilmington Trust Company, as Trustee under Trust Supplement No. 2013-2C, dated as of December 20, 2013, and Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, in their capacity as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.12 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

Exhibit Number	Description

4.20	Schedule I (Pursuant to Instruction 2 to Item 6.01 of Regulation S-K, this Schedule I contains a list of documents applicable to the financing of the Aircraft in connection with the offering of the Class C Certificates, which documents are substantially identical to those filed herewith as Exhibits 4.14, 4.17 and 4.20. Schedule I sets forth the details by which such documents differ from the corresponding Exhibits) (incorporated by reference to Exhibit 99.2 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.21	Indenture, dated as of May 24, 2013, between US Airways Group, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.22	First Supplemental Indenture, dated as of May 24, 2013, among US Airways Group, Inc., US Airways, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.23	Second Supplemental Indenture dated as of December 9, 2013, among US Airways Group, Inc., AMR Corporation Airlines Group Inc. and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of May 24, 2013 (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8000)).

4.24	Third Supplemental Indenture, dated as of December 30, 2015, among American Airlines Group Inc., American Airlines, Inc. and Wilmington Trust, National Association, as trustee, to the Indenture dated as of May 24, 2013 (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

4.25	Pass Through Trust Agreement, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.26	Trust Supplement No. 2014-1A, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.27	Trust Supplement No. 2014-1B, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

Exhibit Number	Description

4.28	Intercreditor Agreement (2014-1), dated as of September 16, 2014, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2014-1A and as Trustee of the American Airlines Pass Through Trust 2014-1B, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.29	Amendment No. 1 to Intercreditor Agreement (2014-1), dated as of June 24, 2015, among American Airlines, Inc., Credit Agricole Corporate and Investment Bank, as Class A and Class B liquidity provider and Wilmington Trust Company, as subordination agent and trustee (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).

4.30	Note Purchase Agreement, dated as of September 16, 2014, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.31	Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.10 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.32	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (Exhibit C to Note Purchase Agreement) (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.33	Revolving Credit Agreement (2014-1A), dated as of September 16, 2014, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2014-1A, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.34	Revolving Credit Agreement (2014-1B), dated as of September 16, 2014, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2014-1B, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.35	Indenture, dated as of September 25, 2014, among American Airlines Group Inc., the Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on September 26, 2014 (Commission File No. 1-8400)).

Exhibit Number	Description

4.36	First Supplemental Indenture, dated as of December 30, 2015, among American Airlines Group Inc., American Airlines, Inc. and Wilmington Trust, National Association, as trustee, to the Indenture dated as of September 25, 2014 (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

4.37	Indenture, dated as of March 5, 2015, among American Airlines Group Inc., the Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on March 12, 2015 (Commission File No. 1-8400)).

4.38	Form of 6.125% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.39	Form of 5.50% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on September 26, 2014 (Commission File No. 1-8400)).

4.40	Form of 4.625% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on March 12, 2015 (Commission File No. 1-8400)).

4.41	First Supplemental Indenture, dated as of December 30, 2015, among American Airlines Group Inc., American Airlines, Inc. and Wilmington Trust, National Association, as trustee, to the Indenture dated as of March 5, 2015 (incorporated by reference to Exhibit 4.3 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

4.42	Trust Supplement No. 2015-1A, dated as of March 16, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.43	Trust Supplement No. 2015-1B, dated as of March 16, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.44	Intercreditor Agreement (2015-1), dated as of March 16, 2015, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2015-1A and as Trustee of the American Airlines Pass Through Trust 2015-1B, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.45	Note Purchase Agreement, dated as of March 16, 2015, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

Exhibit Number	Description

4.46	Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit 4.10 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.47	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.48	Form of Pass Through Trust Certificate, Series 2015-1A (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.49	Form of Pass Through Trust Certificate, Series 2015-1B (incorporated by reference to Exhibit 4.13 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.50	Revolving Credit Agreement (2015-1A), dated as of March 16, 2015, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2015-1A, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.51	Revolving Credit Agreement (2015-1B), dated as of March 16, 2015, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2015-1B, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.52	Trust Supplement No. 2015-2AA, dated as of September 24, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.53	Trust Supplement No. 2015-2A, dated as of September 24, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.54	Trust Supplement No. 2015-2B, dated as of September 24, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

Exhibit Number	Description

4.55	Intercreditor Agreement (2015-2), dated as of September 24, 2015, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2015-2AA, as Trustee of the American Airlines Pass Through Trust 2015-2A and as Trustee of the American Airlines Pass Through Trust 2015-2B, Commonwealth Bank of Australia, New York Branch, as Class AA Liquidity Provider, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.56	Note Purchase Agreement, dated as of September 24, 2015, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.57	Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.58	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.59	Form of Pass Through Trust Certificate, Series 2015-2AA (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.60	Form of Pass Through Trust Certificate, Series 2015-2A (incorporated by reference to Exhibit 4.10 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.61	Form of Pass Through Trust Certificate, Series 2015-2B (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.62	Revolving Credit Agreement (2015-2AA), dated as of September 24, 2015, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2015-2AA, as Borrower, and Commonwealth Bank of Australia, New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.63	Revolving Credit Agreement (2015-2A), dated as of September 24, 2015, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2015-2A, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.13 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

Exhibit Number	Description

4.64	Revolving Credit Agreement (2015-2B), dated as of September 24, 2015, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2015-2B, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.65	Note Purchase Agreement, dated as of April 24, 2013, among US Airways, Inc., Wilmington Trust Company, as Pass Through Trustee, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

4.66	Assumption Agreement, dated as of December 30, 2015, by American Airlines, Inc. for the benefit of Wilmington Trust Company, as pass through trustee, subordination agent, and paying agent, and Wilmington Trust, National Association, as escrow agent, in each case, under the Note Purchase Agreement, dated as of April 24, 2013, among US Airways, Inc., Wilmington Trust Company, Wilmington Trust, National Association and Wilmington Trust Company (incorporated by reference to Exhibit 10.2 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

4.67	Form of Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (incorporated by reference to Exhibit 4.13 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

4.68	Form of Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

4.69	Form of Amendment No. 1 to Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Exhibit A to Note Purchase Agreement) (incorporated by reference to Exhibit 4.8 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

4.70	Form of Amendment No. 1 to Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.9 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

4.71	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2013-1 Pass Through Certificates (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

Exhibit Number	Description

4.72	Form of Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Schedule I to Amendment No. 1 to Note Purchase Agreement (2012-2)) (incorporated by reference to Exhibit 4.10 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

4.73	Form of Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee (Schedule II to Amendment No. 1 to Note Purchase Agreement (2012-2)) (incorporated by reference to Exhibit 4.11 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

4.74	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

4.75	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.15 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

4.76	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2010-1 Pass Through Certificates (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

4.77	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

4.78	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

4.79	Guarantee, dated as of June 28, 2011, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

4.80	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2011-1 Pass Through Certificates (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

4.81	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 1-08444)).

Exhibit Number	Description

4.82	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 1-08444)).

4.83	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2012-1 Pass Through Certificates (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

4.84	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit B to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 1-08444)).

4.85	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 1-08444)).

4.86	Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group, Inc. and American Airlines Group Inc., relating to obligations of US Airways under the equipment notes relating to its Series 2012-2 Pass Through Certificates (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

4.87	Form of Assumption Agreement, dated as of December 30, 2015, by American Airlines, Inc. for the benefit of Wilmington Trust Company, as Indenture Trustee, to (i) each Participation Agreement between, among others, US Airways, Inc. and Wilmington Trust Company, as Indenture Trustee, entered into pursuant to the 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 EETC note purchase agreements and (ii) each Trust Indenture and Security Agreement, between, among others, US Airways, Inc., and Wilmington Trust Company, as Indenture Trustee entered into pursuant to the 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 EETC note purchase agreements (incorporated by reference to Exhibit 10.3 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

4.88	Trust Supplement No. 2016-1AA, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.89	Trust Supplement No. 2016-1A, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.90	Trust Supplement No. 2016-1B, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

Exhibit Number	Description

4.91	Intercreditor Agreement (2016-1), dated as of January 19, 2016, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2016-1AA, as Trustee of the American Airlines Pass Through Trust 2016-1A and as Trustee of the American Airlines Pass Through Trust 2016-1B, KfW IPEX-Bank GmbH, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to exhibit 4.5 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.92	Note Purchase Agreement, dated as of January 19, 2016, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.93	Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.94	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.95	Form of Pass Through Trust Certificate, Series 2016-1AA (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.96	Form of Pass Through Trust Certificate, Series 2016-1A (incorporated by reference to Exhibit 4.10 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.97	Form of Pass Through Trust Certificate, Series 2016-1B (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.98	Revolving Credit Agreement (2016-1AA), dated as of January 19, 2016, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-1AA, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.99	Revolving Credit Agreement (2016-1A), dated as of January 19, 2016, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-1A, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.13 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

Exhibit Number	Description

4.100	Revolving Credit Agreement (2016-1B), dated as of January 19, 2016, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-1B, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.101	Trust Supplement No. 2016-2AA, dated as of May 16, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.102	Trust Supplement No. 2016-2A, dated as of May 16, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.103	Intercreditor Agreement (2016-2), dated as of May 16, 2016, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2016-2AA and as Trustee of the American Airlines Pass Through Trust 2016-2A, KfW IPEX-Bank GmbH, as Class AA Liquidity Provider and Class A Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.104	Deposit Agreement (Class AA), dated as of May 16, 2016, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.105	Deposit Agreement (Class A), dated as of May 16, 2016, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.106	Escrow and Paying Agent Agreement (Class AA), dated as of May 16, 2016, among Wilmington Trust, National Association, as Escrow Agent, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2016-2AA, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.107	Escrow and Paying Agent Agreement (Class A), dated as of May 16, 2016, among Wilmington Trust, National Association, as Escrow Agent, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2016-2A, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

Exhibit Number	Description

4.108	Note Purchase Agreement, dated as of May 16, 2016, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.109	Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (included in Exhibit B to Exhibit 4.9 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-8400)).

4.110	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (included in Exhibit C to Exhibit 4.9 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-8400)).

4.111	Form of Pass Through Trust Certificate, Series 2016-2AA (included in Exhibit A to Exhibit 4.2 to AAG Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-8400)).

4.112	Form of Pass Through Trust Certificate, Series 2016-2A (included in Exhibit A to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-8400)).

4.113	Revolving Credit Agreement (2016-2AA), dated as of May 16, 2016, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-2AA, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.114	Revolving Credit Agreement (2016-2A), dated as of May 16, 2016, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-2A, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.115	Trust Supplement No. 2016-2B, dated as of July 8, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.116	Amended and Restated Intercreditor Agreement (2016-2), dated as of July 8, 2016, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2016-2AA, as Trustee of the American Airlines Pass Through Trust 2016-2A and as Trustee of the American Airlines Pass Through Trust 2016-2B, KfW IPEX-Bank GmbH, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

Exhibit Number	Description

4.117	Deposit Agreement (Class B), dated as of July 8, 2016, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.118	Escrow and Paying Agent Agreement (Class B), dated as of July 8, 2016, among Wilmington Trust, National Association, as Escrow Agent, Citigroup Global Markets Inc., as the initial purchaser, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2016-2B, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.119	Amended and Restated Note Purchase Agreement, dated as of July 8, 2016, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.120	Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (included in Exhibit B to Exhibit 4.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).

4.121	Form of First Amendment to Participation Agreement (First Amendment to Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (included in Exhibit D to Exhibit 4.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).

4.122	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (included in Exhibit C to Exhibit 4.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).

4.123	Form of First Amendment to Indenture and Security Agreement (First Amendment to Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (included in Exhibit E to Exhibit 4.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).

4.124	Form of Pass Through Trust Certificate, Series 2016-2B (included in Exhibit A to Exhibit 4.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File Nos. 1-8400)).

Exhibit Number	Description

4.125	Revolving Credit Agreement (2016-2B), dated as of July 8, 2016, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-2B, as Borrower, and KfW IPEX Bank GmbH, as liquidity Provider (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.126	Trust Supplement No. 2016-3AA, dated as of October 3, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.127	Trust Supplement No. 2016-3A, dated as of October 3, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.128	Intercreditor Agreement (2016-3), dated as of October 3, 2016, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2016-3AA and as Trustee of the American Airlines Pass Through Trust 2016-3A, KfW IPEX-Bank GmbH, as Class AA Liquidity Provider and Class A Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.129	Deposit Agreement (Class AA), dated as of October 3, 2016, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.130	Deposit Agreement (Class A), dated as of October 3, 2016, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.131	Escrow and Paying Agent Agreement (Class AA), dated as of October 3, 2016, among Wilmington Trust, National Association, as Escrow Agent, Morgan Stanley & Co. LLC and Goldman, Sachs & Co., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2016-3AA, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.132	Escrow and Paying Agent Agreement (Class A), dated as of October 3, 2016, among Wilmington Trust, National Association, as Escrow Agent, Morgan Stanley & Co. LLC and Goldman, Sachs & Co., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2016-3A, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

Exhibit Number	Description

4.133	Note Purchase Agreement, dated as of October 3, 2016, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.134	Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (included in Exhibit B to Exhibit 4.9) (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.135	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (included in Exhibit C to Exhibit 4.9) (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.136	Form of Pass Through Trust Certificate, Series 2016-3AA (included in Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.137	Form of Pass Through Trust Certificate, Series 2016-3A (included in Exhibit A to Exhibit 4.3) (incorporated by reference to Exhibit 4.13 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.138	Revolving Credit Agreement (2016-3AA), dated as of October 3, 2016, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-3AA, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.139	Revolving Credit Agreement (2016-3A), dated as of October 3, 2016, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-3A, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

10.1	Amended and Restated Credit and Guaranty Agreement, dated as of December 15, 2016, amending the Loan Agreement, dated as of May 23, 2013, among American Airlines, Inc. (as successor in interest to US Airways, Inc., as borrower), as the borrower, American Airlines Group Inc., as parent and guarantor (as successor in interest to US Airways Group, Inc., as parent and guarantor), the lenders from time to time party thereto, Citibank N.A., as administrative agent and collateral agent (as successor in interest to Citicorp North America Inc., as administrative agent and collateral agent), and certain other parties thereto.

Exhibit Number	Description

10.2	First Amendment and Restatement Agreement, dated as of April 20, 2015, in relation to the Credit and Guaranty Agreement, dated as of October 10, 2014 (as amended), among American Airlines, Inc., American Airlines Group Inc. (formerly known as AMR Corporation), US Airways Group, Inc., US Airways, Inc., the Revolving Lenders (as defined therein) party thereto, the 2015 Term Loan Lenders (as defined therein) party thereto and Citibank N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).

10.3	First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of October 26, 2015, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., US Airways Group, Inc. and US Airways, Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.6 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-8400)).

10.4	Second Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of September 22, 2016, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).

10.5	First Amendment and Restatement Agreement, dated as of May 21, 2015, in relation to the Credit and Guaranty Agreement, dated as of June 27, 2013 (as amended), among American Airlines, Inc., American Airlines Group Inc. (formerly known as AMR Corporation), US Airways Group, Inc., US Airways, Inc., the Revolving Lenders (as defined therein) party thereto, the 2015 Term Loan Lenders (as defined therein) party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).

10.6	First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of October 26, 2015, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., US Airways Group, Inc. and US Airways, Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.8 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-8400)).

10.7	Purchase Agreement No. 3219, dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.29 to American Airlines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).*

10.8	Supplemental Agreement No. 2, dated as of July 21, 2010, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q/A for the quarter ended June 30, 2010 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.9	Supplemental Agreement No. 3, dated as of February 1, 2013, to Purchase Agreement No. 3219 between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.10	Supplemental Agreement No. 4, dated as of June 9, 2014, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc. dated as of October 15, 2008, Relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.11	Supplemental Agreement No. 5, dated as of January 20, 2015, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc., dated as of October 15, 2008, Relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-8400)).*

10.12	Supplemental Agreement No. 6, dated as of April 21, 2015, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company, dated as of October 15, 2008, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.13	Supplemental Agreement No. 7, dated as of August 8, 2016, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).*

10.14	A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

10.15	Amendment No. 1, dated as of January 11, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.8 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.16	Amendment No. 2, dated as of May 30, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S, dated as of July 20, 2011 (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).*

10.17	Amendment No. 3, dated as of November 20, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.27 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).*

10.18	Amendment No. 4, dated as of June 18, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.19	Amendment No. 5, dated as of June 24, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.20	Amendment No. 6, dated as of July 1, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.21	Amendment No. 7, dated as of November 25, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.51 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).*

10.22	Amendment No. 8, dated as of June 11, 2015, to the A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.23	Amendment No. 9, dated as of September 23, 2015, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-8400)).*

10.24	2012 Omnibus Restructure Agreement, dated as of January 11, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.25	2012 Omnibus Restructure Agreement, dated as of January 11, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.26	Purchase Agreement No. 03735, dated as of February 1, 2013, between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.7 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.27	Supplemental Agreement No. 1, dated as of April 15, 2013, to Purchase Agreement No. 03735 between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.28	Supplemental Agreement No. 2, dated as of March 6, 2015, to Purchase Agreement No. 03735 between American Airlines, Inc. and The Boeing Company, dated as of February 1, 2013. Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-8400)).*

10.29	Supplemental Agreement No. 3, dated as of May 22, 2015, to Purchase Agreement No. 03735 between American Airlines, Inc. and The Boeing Company, dated as of February 1, 2013. Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.30	Letter Agreement, dated as of January 14, 2016, to Purchase Agreement No. 03735 between American Airlines, Inc. and The Boeing Company, dated as of February 1, 2013. Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 1-8400)).*

10.31	Supplemental Agreement No. 4, dated as of June 6, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2016, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-8400)).*

10.32	Supplemental Agreement No. 5, dated as of August 8, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).*

10.33	Supplemental Agreement No. 6, dated as of November 15, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company.**

10.34	Purchase Agreement Supplement, dated as of December 2, 2009, between AMR Eagle Holding Corporation and Bombardier Inc. (incorporated by reference to Exhibit 10.150 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8400)).*

10.35	Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.19 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.36	Amendment No. 1, dated as of October 20, 2008, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

Exhibit Number	Description

10.37	Amendment No. 2, dated as of January 16, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.38	Amendment No. 3, dated as of July 23, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.39	Amendment No. 4, dated as of November 20, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.40	Amendment No. 5, dated as of December 20, 2013, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc., including Amended and Restated Letter Agreement No. 2, Amended and Restated Letter Agreement No. 4, Third Amended and Restated Letter Agreement No. 5, Amended and Restated Letter Agreement No. 6, Amended and Restated Letter Agreement No. 7, Amended and Restated Letter Agreement No. 8-2, Second Amended and Restated Letter Agreement No. 9, Amended and Restated Letter Agreement No. 12, Amended and Restated Letter Agreement No. 13 and Amended and Restated Letter Agreement No. 14 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.43 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.41	Second Amended and Restated Letter Agreement No. 6, dated as of July 7, 2015 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-8400)).*

10.42	Amendment No. 6, dated as of December 15, 2015, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.97 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-8400)).*

10.43	Amendment No. 7, dated as of February 26, 2016, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 1-8400)).*

10.44	Amendment No. 8, dated as of July 18, 2016, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between American Airlines, Inc. and Airbus S.A.S (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).*

Exhibit Number	Description

10.45	Consent Agreement, dated as of October 5, 2015, between US Airways, Inc., American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.98 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-8400)).*

10.46	AMR Corporation Amended and Restated Directors Pension Benefits Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.149 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.47	Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.127 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.48	Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.128 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.49	Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the Super Saver Plus Plan, as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.129 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.50	American Airlines Group Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 4.1 of American Airlines Group Inc.’s (f/k/a AMR Corporation) Form S-8 Registration Statement, filed on December 4, 2013).†

10.51	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Cash-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.125 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.52	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Cash-Settled) Award Grant Notice and Award Agreement for Merger Equity Grants (incorporated by reference to Exhibit 10.126 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.53	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.127 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.54	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement for Merger Equity Grants (incorporated by reference to Exhibit 10.128 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.55	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement for Director Grants (incorporated by reference to Exhibit 10.129 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

Exhibit Number	Description

10.56	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).†

10.57	US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†

10.58	Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-8444)).†

10.59	Form of Nonstatutory Stock Option Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 1-8444)).†

10.60	US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on June 30, 2008 (Registration No. 333-152033)).†

10.61	Form of Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†

10.62	Form of Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.63	Form of Stock Appreciation Right (Stock-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.64	US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.65	Form of Stock Appreciation Right (Cash-Settled) Award Grant Notice and Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.66	Form of Stock Appreciation Right (Stock-Settled) Award Grant Notice and Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.4 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.67	2014 Short-Term Incentive Program Under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).†

Exhibit Number	Description

10.68	Form of Executive Change in Control Agreement for Presidents (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.69	Form of Executive Change in Control Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.70	Form of Executive Change in Control Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.71	Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.72	Amended and Restated Employment Agreement, dated as of November 28, 2007, among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.73	Support and Settlement Agreement, dated as of February 13, 2013, among AMR Corporation, certain direct and indirect subsidiaries of AMR Corporation, and the Initial Consenting Creditors (as defined therein) (incorporated by reference to Exhibit 10.1 to AMR’s Current Report on Form 8-K filed on February 14, 2013 (Commission File No. 1-8400)).

10.74	Proposed Final Judgment (incorporated by reference to Exhibit 10.1 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

10.75	Asset Preservation Order (incorporated by reference to Exhibit 10.2 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

10.76	Supplemental Stipulated Order (incorporated by reference to Exhibit 10.3 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

10.77	Joint Stipulation (incorporated by reference to Exhibit 10.4 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

10.78	DOT Agreement (incorporated by reference to Exhibit 10.5 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

10.79	Letter Agreement, dated as of April 28, 2016, between American Airlines Group Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to AAG and American’s Current Report on Form 8-K filed on April 29, 2016 (Commission File Nos. 1-8400 and 1-2691)).#

10.80	Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, certain other subsidiaries of American Airlines Group Inc., as guarantors, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q filed on July 22, 2016 (Commission File No. 1-8400)).#

Exhibit Number	Description

10.81	First Amendment to Credit and Guaranty Agreement, dated as of October 31, 2016, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, Barclays Bank PLC, as administrative agent.#

10.82	Transition and Separation Agreement, dated as of August 29, 2016, among J. Scott Kirby, American Airlines Group Inc. and American Airlines, Inc. (incorporated by reference to Exhibit 99.1 to AAG and American’s Current Report on Form 8-K filed on August 29, 2016 (Commission File Nos. 1-8400 and 1-2691)).

12.1	Computation of ratio of earnings to combined fixed charges and preferred dividends of American Airlines Group Inc. for 2016, 2015, 2014, 2013 and 2012.

12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for 2016, 2015, 2014, 2013 and 2012.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

21	Significant subsidiaries of AAG and American as of December 31, 2016.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

24	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).

31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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