Form 10-Q
period 2017-03-31
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2017-04-27
CIK 6201, 4515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

American Airlines Group Inc.	☒ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☐ Smaller Reporting Company	☐ Emerging Growth Company
American Airlines, Inc.	☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-accelerated Filer	☐ Smaller Reporting Company	☐ Emerging Growth Company

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

American Airlines Group Inc.	☐
American Airlines, Inc.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

American Airlines Group Inc.	☐ Yes	☒ No
American Airlines, Inc.	☐ Yes	☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

American Airlines Group Inc.	☒ Yes	☐ No
American Airlines, Inc.	☒ Yes	☐ No

As of April 21, 2017, there were 492,588,818 shares of American Airlines Group Inc. common stock outstanding.

As of April 21, 2017, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.

American Airlines, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2017

This combined Quarterly Report on Form 10-Q is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” and similar terms refer to AAG and its consolidated subsidiaries. “AMR” or “AMR Corporation” refers to the Company during the period of time prior to its emergence from Chapter 11 and its acquisition of US Airways Group, Inc. (US Airways Group) on December 9, 2013. References to “US Airways Group” and “US Airways,” a subsidiary of US Airways Group, represent the entities during the period of time prior to AAG’s internal corporate restructuring on December 30, 2015. References in this Quarterly Report on Form 10-Q to “mainline” refer to the operations of American only and exclude regional operations.

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Securities Act of 1933, as amended (the Securities Act), the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about our plans, objectives, expectations, intentions, estimates and strategies for the future, and other statements that are not historical facts. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A. Risk Factors, and in our other filings with the Securities and Exchange Commission (the SEC), and other risks and uncertainties listed from time to time in our filings with the SEC.

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

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating revenues:
Mainline passenger	$6,607	$6,564
Regional passenger	1,548	1,523
Cargo	172	162
Other	1,297	1,186

Total operating revenues	9,624	9,435
Operating expenses:
Aircraft fuel and related taxes	1,402	1,029
Salaries, wages and benefits	2,825	2,652
Regional expenses	1,573	1,432
Maintenance, materials and repairs	492	419
Other rent and landing fees	440	422
Aircraft rent	295	306
Selling expenses	318	308
Depreciation and amortization	405	355
Special items, net	119	99
Other	1,154	1,078

Total operating expenses	9,023	8,100

Operating income	601	1,335
Nonoperating income (expense):
Interest income	21	13
Interest expense, net	(257)	(239)
Other, net	—	8

Total nonoperating expense, net	(236)	(218)

Income before income taxes	365	1,117
Income tax provision	131	417

Net income	$234	$700

Earnings per common share:
Basic	$0.46	$1.15
Diluted	$0.46	$1.14
Weighted average shares outstanding (in thousands):
Basic	503,902	606,245
Diluted	507,797	611,488
Cash dividends declared per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$234	$700
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(14)	(19)
Investments	—	2

Total other comprehensive loss, net of tax	(14)	(17)

Total comprehensive income	$220	$683

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$374	$322
Short-term investments	6,302	6,037
Restricted cash and short-term investments	543	638
Accounts receivable, net	1,397	1,594
Aircraft fuel, spare parts and supplies, net	1,154	1,094
Prepaid expenses and other	856	639

Total current assets	10,626	10,324
Operating property and equipment
Flight equipment	38,352	37,028
Ground property and equipment	7,332	7,116
Equipment purchase deposits	1,247	1,209

Total property and equipment, at cost	46,931	45,353
Less accumulated depreciation and amortization	(14,640)	(14,194)

Total property and equipment, net	32,291	31,159
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $590 and $578, respectively	2,236	2,173
Deferred tax asset	1,379	1,498
Other assets	2,004	2,029

Total other assets	9,710	9,791

Total assets	$52,627	$51,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1,714	$1,855
Accounts payable	1,882	1,592
Accrued salaries and wages	1,064	1,516
Air traffic liability	5,298	3,912
Loyalty program liability	3,056	2,789
Other accrued liabilities	2,272	2,208

Total current liabilities	15,286	13,872
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	22,829	22,489
Pension and postretirement benefits	7,808	7,842
Deferred gains and credits, net	494	526
Other liabilities	2,753	2,760

Total noncurrent liabilities	33,884	33,617
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 495,749,816 shares issued and outstanding at March 31, 2017; 507,294,153 shares issued and outstanding at December 31, 2016	5	5
Additional paid-in capital	6,726	7,223
Accumulated other comprehensive loss	(5,097)	(5,083)
Retained earnings	1,823	1,640

Total stockholders’ equity	3,457	3,785

Total liabilities and stockholders’ equity	$52,627	$51,274

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$2,250	$2,620
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,714)	(1,557)
Purchases of short-term investments	(1,922)	(1,715)
Sales of short-term investments	1,660	1,150
Decrease in restricted cash and short-term investments	95	4
Proceeds from sale of property and equipment and other investments	32	4

Net cash used in investing activities	(1,849)	(2,114)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(686)	(310)
Proceeds from issuance of long-term debt	899	1,500
Deferred financing costs	(31)	(20)
Treasury stock repurchases	(484)	(1,525)
Dividend payments	(51)	(61)
Other financing activities	4	15

Net cash used in financing activities	(349)	(401)

Net increase in cash	52	105
Cash at beginning of period	322	390

Cash at end of period	$374	$495

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$—	$3
Supplemental information:
Interest paid, net	255	228
Income taxes paid	4	4

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Airlines Group Inc. (we, us, our and similar terms, or AAG) should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited condensed consolidated financial statements include the accounts of AAG and its wholly-owned subsidiaries. AAG’s principal subsidiary is American Airlines, Inc. (American). All significant intercompany transactions have been eliminated.

On December 9, 2013, a subsidiary of AMR Corporation (AMR) merged with and into US Airways Group, Inc. (US Airways Group), a Delaware corporation, which survived as a wholly-owned subsidiary of AAG, and AAG emerged from Chapter 11 (the Merger). Upon closing of the Merger and emergence from Chapter 11, AMR changed its name to American Airlines Group Inc. On December 30, 2015, in order to simplify AAG’s internal corporate structure, US Airways, Inc. (US Airways), a wholly-owned subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, valuation allowance for deferred tax assets, as well as pensions and retiree medical and other postretirement benefits. Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation. The new revenue standard applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. We will adopt the new revenue standard effective January 1, 2018. Entities have the choice to apply the new revenue standard either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the new revenue standard at the date of initial application and not adjusting comparative information. We currently expect to adopt the new revenue standard using the full retrospective method.

We are still in the process of evaluating how the adoption of the new revenue standard will impact our condensed consolidated financial statements. We currently expect that the new revenue standard will materially impact our liability for outstanding mileage credits earned by AAdvantage loyalty program members when flying on American. We currently use the incremental cost method to account for this portion of our loyalty program liability, which values these mileage credits based on the estimated incremental cost of carrying one additional passenger. The new revenue standard will require us to change our policy and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned will be deferred and recognized in passenger revenue upon future mileage redemption. The carrying value of the earned mileage credits recognized in loyalty program liability is expected to be materially greater under the relative selling price approach than the value attributed to these mileage credits under the incremental cost method. The new revenue standard will also require us to reclassify certain ancillary fees to passenger revenue, which are currently included within other operating revenue.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

We are currently evaluating how the adoption of the new lease standard will impact our condensed consolidated financial statements. Interpretations are on-going and could have a material impact on our implementation. Currently, we expect that the adoption of the new lease standard will have a material impact on our condensed consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard is to be applied retrospectively to each period presented and is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. This standard is not expected to have a material impact on our condensed consolidated financial statements.

Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires an entity to present the service cost component of net benefit cost in the income statement line items where it reports compensation cost. Entities will present all other components of net benefit cost outside of operating income, if this subtotal is presented. This standard is to be applied retrospectively to each period presented and is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We will adopt this standard on January 1, 2018. The new standard will require all components of our net periodic benefit cost (income), with the exception of service cost, currently reported within operating expenses as salaries, wages and benefits, to be reclassified and reported within nonoperating income (expense). The adoption of this new standard will have no impact on pre-tax income or net income reported. See Note 8 for our current components of net periodic benefit cost (income).

2. Special Items, Net

Special items, net on the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2017	2016
Merger integration expenses (1)	$63	$104
Fleet restructuring expenses (2)	63	26
Mark-to-market adjustments for bankruptcy obligations and other	(18)	(5)
Other operating charges (credits), net	11	(26)

Mainline operating special items, net	119	99

Regional operating special items, net (3)	2	5
Nonoperating special items, net (4)	5	—

(1)

Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training. Additionally, the 2016 period also included costs related to alignment of labor union contracts, re-branded uniforms, severance and relocation.

(2)

Fleet restructuring expenses driven by the Merger included the acceleration of aircraft depreciation, impairments, remaining lease payments and lease return costs for aircraft currently grounded or expected to be grounded earlier than planned.

(3)	Regional operating special items, net principally related to Merger integration expenses.
(4)	Nonoperating special items, net primarily consisted of debt issuance and extinguishment costs associated with a term loan refinancing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

3. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic EPS:
Net income	$234	$700
Weighted average common shares outstanding (in thousands)	503,902	606,245

Basic EPS	$0.46	$1.15

Diluted EPS:
Net income for purposes of computing diluted EPS	$234	$700
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	503,902	606,245
Dilutive effect of stock awards	3,895	5,243

Diluted weighted average common shares outstanding	507,797	611,488

Diluted EPS	$0.46	$1.14

Restricted stock unit awards excluded from the calculation of diluted EPS because inclusion would be antidilutive (in thousands)	395	1,089

4. Share Repurchase Programs and Dividends

Since July 2014, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of March 31, 2017, $1.5 billion remained unused under a repurchase program that expires on December 31, 2018. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

During the three months ended March 31, 2017, we repurchased 11.7 million shares of AAG common stock for $512 million at a weighted average cost per share of $43.81. Since the inception of our share repurchase programs in July 2014, we have repurchased 240.0 million shares of AAG common stock for $9.5 billion at a weighted average cost per share of $39.62.

Our Board of Directors declared the following cash dividends during the first quarter of 2017:

Period	Per share	For stockholders of record as of	Payable on	Cash paid (millions)
First Quarter	$0.10	February 13, 2017	February 27, 2017	$51

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

5. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2017	December 31, 2016
Secured
2013 Credit Facilities, variable interest rate of 2.98%, installments through 2020	$1,843	$1,843
2014 Credit Facilities, variable interest rate of 3.38%, installments through 2021	735	735
April 2016 Credit Facilities, variable interest rate of 3.48%, installments through 2023	1,000	1,000
December 2016 Credit Facilities, variable interest rate of 3.41%, installments through 2023	1,250	1,250
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, maturing from 2017 to 2029	11,181	10,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.21% to 8.53%, maturing from 2017 to 2029	5,305	5,343
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2017 to 2035	891	891
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2017 to 2028	831	849

	23,036	22,823

Unsecured
5.50% senior notes, interest only payments until due in 2019	750	750
6.125% senior notes, interest only payments until due in 2018	500	500
4.625% senior notes, interest only payments until due in 2020	500	500

	1,750	1,750

Total long-term debt and capital lease obligations	24,786	24,573
Less: Total unamortized debt discount, premium and issuance costs	243	229
Less: Current maturities	1,714	1,855

Long-term debt and capital lease obligations, net of current maturities	$22,829	$22,489

The table below shows availability under revolving credit facilities, all of which were undrawn, as of March 31, 2017 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

The April 2016 and December 2016 Credit Facilities each provide for a revolving credit facility that may be established in the future.

2017 Aircraft Financing Activities

2017-1 EETCs

In January 2017, American created three pass-through trusts which issued approximately $983 million aggregate principal amount of Series 2017-1 Class AA, Class A and Class B EETCs (the 2017-1 EETCs) in connection with the financing of 24 aircraft scheduled to be delivered to American through May 2017 (the 2017-1 Aircraft). A portion of the proceeds received from the sale of the 2017-1 EETCs has been used to acquire Series AA, A and B equipment notes issued by American to the pass-through trusts and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2017-1 EETCs until such time as American issues additional Series AA, A and B equipment notes to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on our condensed consolidated balance sheet because the proceeds held by the depository are not American’s assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

As of March 31, 2017, approximately $635 million of the escrowed proceeds from the 2017-1 EETCs have been used to purchase equipment notes issued by American. Interest and principal payments on the equipment notes will be payable semi-annually in February and August of each year, with interest payments beginning in August 2017 and principal payments beginning in February 2018. The equipment notes are secured by liens on the 2017-1 Aircraft.

Certain information regarding the 2017-1 EETC equipment notes and the remaining escrowed proceeds of the 2017-1 EETC, as of March 31, 2017, is set forth in the table below.

2017-1 EETCs
	Series AA	Series A	Series B
Aggregate principal amount	$537 million	$248 million	$198 million
Remaining escrowed proceeds	$190 million	$88 million	$70 million
Fixed interest rate per annum	3.65%	4.00%	4.95%
Maturity date	February 2029	February 2029	February 2025

2016-3 EETCs

During the first quarter of 2017, all remaining proceeds of the Series 2016-3 Class AA and Class A (the 2016-3 EETCs), in the amount of $109 million, were used to purchase equipment notes issued by American and, after giving effect to such purchase, all of the proceeds received from the sale of the 2016-3 EETCs have been used to purchase equipment notes issued by American in connection with the financing of new aircraft on or following the delivery thereof. Interest and principal payments on the equipment notes are payable semi-annually in April and October of each year, with interest payments beginning in April 2017 and principal payments beginning in October 2017. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2016-3 EETCs.

Certain information regarding the 2016-3 EETC equipment notes, as of March 31, 2017, is set forth in the table below.

2016-3 EETCs
	Series AA	Series A
Aggregate principal amount	$558 million	$256 million
Fixed interest rate per annum	3.00%	3.25%
Maturity date	October 2028	October 2028

Equipment Loans and Other Notes Payable Issued in 2017

In the first quarter of 2017, American entered into loan agreements to borrow $155 million in connection with the financing of certain aircraft. Debt incurred under these loan agreements matures in 2027 through 2029.

2017 Other Financing Activities

2013 Credit Facilities

In March 2017, American and AAG amended the Amended and Restated Credit and Guaranty Agreement dated October 26, 2015 (which amended and restated the Credit and Guaranty Agreement dated May 21, 2015), pursuant to which we refinanced the $1.8 billion term loan facility due June 2020 established thereunder (the 2013 Term Loan Facility and, together with the $1.4 billion revolving credit facility established under such agreement, the 2013 Credit Facilities) to reduce the London Interbank Offered Rate margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%. The $1.4 billion revolving credit facility under the 2013 Credit Facilities (the 2013 Revolving Facility) remains unchanged. As of March 31, 2017, $1.8 billion of principal was outstanding under the 2013 Term Loan Facility and there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.

6. Income Taxes

At December 31, 2016, we had approximately $10.5 billion of gross net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017. The federal NOL Carryforwards will expire beginning in 2022 if unused. We also had approximately $3.7 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2016, which will expire in years 2017 through 2036 if unused.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

At December 31, 2016, we had an alternative minimum tax credit carryforward of approximately $339 million available for federal income tax purposes, which is available for an indefinite period.

In the first quarter of 2017, we recorded an income tax provision of $131 million, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of our income before income taxes is attributable to the United States.

7. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2017.

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2017
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$605	$605	$—	$—
Corporate obligations	2,400	—	2,400	—
Bank notes/certificates of deposit/time deposits	3,297	—	3,297	—

	6,302	605	5,697	—

Restricted cash and short-term investments (1)	543	95	448	—

Total	$6,845	$700	$6,145	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.
(2)

All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $1.1 billion of bank notes/certificates of deposit/time deposits and $421 million of corporate obligations.

Fair Value of Debt

The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$24,543	$25,113	$24,344	$24,983

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

8. Employee Benefit Plans

The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2017	2016	2017	2016
Service cost	$1	$1	$1	$1
Interest cost	180	188	10	12
Expected return on assets	(197)	(187)	(5)	(5)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(60)
Unrecognized net loss (gain)	36	31	(6)	(4)

Net periodic benefit cost (income)	$27	$40	$(59)	$(56)

Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.

9. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Income Tax Benefit (Provision) (1)	Total
Balance at December 31, 2016	$(4,406)	$(677)	$(5,083)
Amounts reclassified from accumulated other comprehensive income (loss)	(22)	8 (2)	(14)

Net current-period other comprehensive income (loss)	(22)	8	(14)

Balance at March 31, 2017	$(4,428)	$(669)	$(5,097)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

Reclassifications out of AOCI for the three months ended March 31, 2017 and 2016 are as follows (in millions):

	Amount reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
	Three Months Ended March 31,
AOCI Components	2017	2016
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$(33)	$(33)	Salaries, wages and benefits
Actuarial loss	19	17	Salaries, wages and benefits

Total reclassifications for the period, net of tax	$(14)	$(16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

10. Regional Expenses

Expenses associated with our wholly-owned regional airlines and third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2017	2016
Aircraft fuel and related taxes	$318	$219
Salaries, wages and benefits	345	326
Capacity purchases from third-party regional carriers	393	394
Maintenance, materials and repairs	69	95
Other rent and landing fees	152	128
Aircraft rent	9	9
Selling expenses	80	78
Depreciation and amortization	79	68
Special items, net	2	5
Other	126	110

Total regional expenses	$1,573	$1,432

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of March 31, 2017, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation to consolidate the Fjord matter with the putative class action lawsuits, which was denied on October 15, 2015. A scheduling order setting deadlines for fact and expert discovery and the parties’ summary judgment briefing (if any) was entered by the court on February 22, 2017. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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

12. Subsequent Event

Dividend Declaration

In April 2017, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on May 16, 2017, and payable on May 30, 2017. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

ITEM 1B.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating revenues:
Mainline passenger	$6,607	$6,564
Regional passenger	1,548	1,523
Cargo	172	162
Other	1,294	1,178

Total operating revenues	9,621	9,427
Operating expenses:
Aircraft fuel and related taxes	1,402	1,029
Salaries, wages and benefits	2,823	2,650
Regional expenses	1,569	1,436
Maintenance, materials and repairs	492	419
Other rent and landing fees	440	422
Aircraft rent	295	306
Selling expenses	318	308
Depreciation and amortization	405	355
Special items, net	119	99
Other	1,154	1,080

Total operating expenses	9,017	8,104

Operating income	604	1,323
Nonoperating income (expense):
Interest income	49	21
Interest expense, net	(241)	(218)
Other, net	(1)	8

Total nonoperating expense, net	(193)	(189)

Income before income taxes	411	1,134
Income tax provision	148	424

Net income	$263	$710

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$263	$710
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(14)	(19)
Investments	—	2

Total other comprehensive loss, net of tax	(14)	(17)

Total comprehensive income	$249	$693

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$363	$310
Short-term investments	6,298	6,034
Restricted cash and short-term investments	543	638
Accounts receivable, net	1,401	1,599
Receivables from related parties, net	7,407	6,810
Aircraft fuel, spare parts and supplies, net	1,091	1,032
Prepaid expenses and other	847	633

Total current assets	17,950	17,056
Operating property and equipment
Flight equipment	38,003	36,671
Ground property and equipment	7,120	6,910
Equipment purchase deposits	1,247	1,209

Total property and equipment, at cost	46,370	44,790
Less accumulated depreciation and amortization	(14,357)	(13,909)

Total property and equipment, net	32,013	30,881
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $590 and $578, respectively	2,236	2,173
Deferred tax asset	1,775	1,912
Other assets	1,934	1,979

Total other assets	10,036	10,155

Total assets	$59,999	$58,092

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1,717	$1,859
Accounts payable	1,829	1,546
Accrued salaries and wages	1,018	1,460
Air traffic liability	5,298	3,912
Loyalty program liability	3,056	2,789
Other accrued liabilities	2,131	2,106

Total current liabilities	15,049	13,672
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	21,058	20,718
Pension and postretirement benefits	7,767	7,800
Deferred gains and credits, net	494	526
Other liabilities	2,715	2,727

Total noncurrent liabilities	32,034	31,771
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,642	16,624
Accumulated other comprehensive loss	(5,196)	(5,182)
Retained earnings	1,470	1,207

Total stockholder’s equity	12,916	12,649

Total liabilities and stockholder’s equity	$59,999	$58,092

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$1,696	$1,034
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,695)	(1,539)
Purchases of short-term investments	(1,920)	(1,715)
Sales of short-term investments	1,660	1,150
Decrease in restricted cash and short-term investments	95	4
Proceeds from sale of property and equipment and other investments	31	2

Net cash used in investing activities	(1,829)	(2,098)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(686)	(309)
Proceeds from issuance of long-term debt	899	1,500
Deferred financing costs	(31)	(20)
Other financing activities	4	15

Net cash provided by financing activities	186	1,186

Net increase in cash	53	122
Cash at beginning of period	310	364

Cash at end of period	$363	$486

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$—	$3
Supplemental information:
Interest paid, net	243	216
Income taxes paid	4	3

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Airlines, Inc. (American) should be read in conjunction with the consolidated financial statements contained in American’s Annual Report on Form 10-K for the year ended December 31, 2016. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.

On December 9, 2013, a subsidiary of AMR Corporation (AMR) merged with and into US Airways Group, Inc. (US Airways Group), a Delaware corporation, which survived as a wholly-owned subsidiary of AAG, and AAG emerged from Chapter 11 (the Merger). Upon closing of the Merger and emergence from Chapter 11, AMR changed its name to American Airlines Group Inc. On December 30, 2015, in order to simplify AAG’s internal corporate structure, US Airways, Inc. (US Airways), a wholly-owned subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, valuation allowance for deferred tax assets, as well as pensions and retiree medical and other postretirement benefits. Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation. The new revenue standard applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. American will adopt the new revenue standard effective January 1, 2018. Entities have the choice to apply the new revenue standard either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the new revenue standard at the date of initial application and not adjusting comparative information. American currently expects to adopt the new revenue standard using the full retrospective method.

American is still in the process of evaluating how the adoption of the new revenue standard will impact its condensed consolidated financial statements. American currently expects that the new revenue standard will materially impact its liability for outstanding mileage credits earned by AAdvantage loyalty program members when flying on American. American currently uses the incremental cost method to account for this portion of its loyalty program liability, which values these mileage credits based on the estimated incremental cost of carrying one additional passenger. The new revenue standard will require American to change its policy and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned will be deferred and recognized in passenger revenue upon future mileage redemption. The carrying value of the earned mileage credits recognized in loyalty program liability is expected to be materially greater under the relative selling price approach than the value attributed to these mileage credits under the incremental cost method. The new revenue standard will also require American to reclassify certain ancillary fees to passenger revenue, which are currently included within other operating revenue.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

American is currently evaluating how the adoption of the new lease standard will impact its condensed consolidated financial statements. Interpretations are on-going and could have a material impact on American’s implementation. Currently, American expects that the adoption of the new lease standard will have a material impact on its condensed consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard is to be applied retrospectively to each period presented and is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. This standard is not expected to have a material impact on American’s condensed consolidated financial statements.

Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires an entity to present the service cost component of net benefit cost in the income statement line items where it reports compensation cost. Entities will present all other components of net benefit cost outside of operating income, if this subtotal is presented. This standard is to be applied retrospectively to each period presented and is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. American will adopt this standard on January 1, 2018. The new standard will require all components of American’s net periodic benefit cost (income), with the exception of service cost, currently reported within operating expenses as salaries, wages and benefits, to be reclassified and reported within nonoperating income (expense). The adoption of this new standard will have no impact on pre-tax income or net income reported. See Note 6 for American’s current components of net periodic benefit cost (income).

2. Special Items, Net

Special items, net on the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2017	2016
Merger integration expenses (1)	$63	$104
Fleet restructuring expenses (2)	63	26
Mark-to-market adjustments for bankruptcy obligations and other	(18)	(5)
Other operating charges (credits), net	11	(26)

Mainline operating special items, net	119	99

Regional operating special items, net (3)	2	5
Nonoperating special items, net (4)	5	—

(1)

Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training. Additionally, the 2016 period also included costs related to alignment of labor union contracts, re-branded uniforms, severance and relocation.

(2)

Fleet restructuring expenses driven by the Merger included the acceleration of aircraft depreciation, impairments, remaining lease payments and lease return costs for aircraft currently grounded or expected to be grounded earlier than planned.

(3)	Regional operating special items, net principally related to Merger integration expenses.
(4)	Nonoperating special items, net primarily consisted of debt issuance and extinguishment costs associated with a term loan refinancing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

3. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2017	December 31, 2016
Secured
2013 Credit Facilities, variable interest rate of 2.98%, installments through 2020	$1,843	$1,843
2014 Credit Facilities, variable interest rate of 3.38%, installments through 2021	735	735
April 2016 Credit Facilities, variable interest rate of 3.48%, installments through 2023	1,000	1,000
December 2016 Credit Facilities, variable interest rate of 3.41%, installments through 2023	1,250	1,250
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, maturing from 2017 to 2029	11,181	10,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.21% to 8.53%, maturing from 2017 to 2029	5,305	5,343
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.50%, maturing from 2017 to 2035	862	862
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2017 to 2028	830	848

Total long-term debt and capital lease obligations	23,006	22,793
Less: Total unamortized debt discount, premium and issuance costs	231	216
Less: Current maturities	1,717	1,859

Long-term debt and capital lease obligations, net of current maturities	$21,058	$20,718

The table below shows availability under revolving credit facilities, all of which were undrawn, as of March 31, 2017 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

The April 2016 and December 2016 Credit Facilities each provide for a revolving credit facility that may be established in the future.

2017 Aircraft Financing Activities

2017-1 EETCs

In January 2017, American created three pass-through trusts which issued approximately $983 million aggregate principal amount of Series 2017-1 Class AA, Class A and Class B EETCs (the 2017-1 EETCs) in connection with the financing of 24 aircraft scheduled to be delivered to American through May 2017 (the 2017-1 Aircraft). A portion of the proceeds received from the sale of the 2017-1 EETCs has been used to acquire Series AA, A and B equipment notes issued by American to the pass-through trusts and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2017-1 EETCs until such time as American issues additional Series AA, A and B equipment notes to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depository are not American’s assets.

As of March 31, 2017, approximately $635 million of the escrowed proceeds from the 2017-1 EETCs have been used to purchase equipment notes issued by American. Interest and principal payments on the equipment notes will be payable semi-annually in February and August of each year, with interest payments beginning in August 2017 and principal payments beginning in February 2018. The equipment notes are secured by liens on the 2017-1 Aircraft.

Certain information regarding the 2017-1 EETC equipment notes and the remaining escrowed proceeds of the 2017-1 EETC, as of March 31, 2017, is set forth in the table below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

2017-1 EETCs
	Series AA	Series A	Series B
Aggregate principal amount	$537 million	$248 million	$198 million
Remaining escrowed proceeds	$190 million	$88 million	$70 million
Fixed interest rate per annum	3.65%	4.00%	4.95%
Maturity date	February 2029	February 2029	February 2025

2016-3 EETCs

During the first quarter of 2017, all remaining proceeds of the Series 2016-3 Class AA and Class A (the 2016-3 EETCs), in the amount of $109 million, were used to purchase equipment notes issued by American and, after giving effect to such purchase, all of the proceeds received from the sale of the 2016-3 EETCs have been used to purchase equipment notes issued by American in connection with the financing of new aircraft on or following the delivery thereof. Interest and principal payments on the equipment notes are payable semi-annually in April and October of each year, with interest payments beginning in April 2017 and principal payments beginning in October 2017. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2016-3 EETCs.

Certain information regarding the 2016-3 EETC equipment notes, as of March 31, 2017, is set forth in the table below.

2016-3 EETCs
	Series AA	Series A
Aggregate principal amount	$558 million	$256 million
Fixed interest rate per annum	3.00%	3.25%
Maturity date	October 2028	October 2028

Equipment Loans and Other Notes Payable Issued in 2017

In the first quarter of 2017, American entered into loan agreements to borrow $155 million in connection with the financing of certain aircraft. Debt incurred under these loan agreements matures in 2027 through 2029.

2017 Other Financing Activities

2013 Credit Facilities

In March 2017, American and AAG amended the Amended and Restated Credit and Guaranty Agreement dated October 26, 2015 (which amended and restated the Credit and Guaranty Agreement dated May 21, 2015), pursuant to which American refinanced the $1.8 billion term loan facility due June 2020 established thereunder (the 2013 Term Loan Facility and, together with the $1.4 billion revolving credit facility established under such agreement, the 2013 Credit Facilities) to reduce the London Interbank Offered Rate margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%. The $1.4 billion revolving credit facility under the 2013 Credit Facilities (the 2013 Revolving Facility) remains unchanged. As of March 31, 2017, $1.8 billion of principal was outstanding under the 2013 Term Loan Facility and there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.

4. Income Taxes

At December 31, 2016, American had approximately $11.3 billion of gross net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $10.5 billion, substantially all of which is expected to be available for use in 2017. The federal NOL Carryforwards will expire beginning in 2022 if unused. American also had approximately $3.4 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2016, which will expire in years 2017 through 2034 if unused.

At December 31, 2016, American had an alternative minimum tax credit carryforward of approximately $452 million available for federal income tax purposes, which is available for an indefinite period.

In the first quarter of 2017, American recorded an income tax provision of $148 million, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of American’s income before income taxes is attributable to the United States.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

5. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2017.

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2017
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$601	$601	$—	$—
Corporate obligations	2,400	—	2,400	—
Bank notes/certificates of deposit/time deposits	3,297	—	3,297	—

	6,298	601	5,697	—

Restricted cash and short-term investments (1)	543	95	448	—

Total	$6,841	$696	$6,145	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.
(2)

All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $1.1 billion of bank notes/certificates of deposit/time deposits and $421 million of corporate obligations.

Fair Value of Debt

The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$22,775	$23,280	$22,577	$23,181

6. Employee Benefit Plans

The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2017	2016	2017	2016
Service cost	$—	$—	$1	$1
Interest cost	180	187	10	12
Expected return on assets	(196)	(187)	(5)	(5)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(60)
Unrecognized net loss (gain)	36	31	(6)	(4)

Net periodic benefit cost (income)	$27	$38	$(59)	$(56)

Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Income Tax Benefit (Provision) (1)	Total
Balance at December 31, 2016	$(4,394)	$(788)	$(5,182)
Amounts reclassified from accumulated other comprehensive income (loss)	(22)	8 (2)	(14)

Net current-period other comprehensive income (loss)	(22)	8	(14)

Balance at March 31, 2017	$(4,416)	$(780)	$(5,196)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

Reclassifications out of AOCI for the three months ended March 31, 2017 and 2016 are as follows (in millions):

	Amount reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
	Three Months Ended March 31,
AOCI Components	2017	2016
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$(33)	$(33)	Salaries, wages and benefits
Actuarial loss	19	17	Salaries, wages and benefits

Total reclassifications for the period, net of tax	$(14)	$(16)

8. Regional Expenses

Expenses associated with American’s third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2017	2016
Aircraft fuel and related taxes	$318	$219
Salaries, wages and benefits	75	84
Capacity purchases from third-party regional carriers	801	814
Maintenance, materials and repairs	1	1
Other rent and landing fees	146	109
Aircraft rent	7	7
Selling expenses	80	78
Depreciation and amortization	64	54
Special items, net	2	5
Other	75	65

Total regional expenses	$1,569	$1,436

9. Transactions with Related Parties

The following represents the net receivables (payables) to related parties (in millions):

	March 31, 2017	December 31, 2016
AAG (1)	$9,567	$8,981
AAG’s wholly-owned subsidiaries (2)	(2,160)	(2,171)

Total	$7,407	$6,810

(1)	The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s share repurchase and dividend programs.
(2)

The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of March 31, 2017, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to American but rather will be distributed to former AMR stockholders.

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation to consolidate the Fjord matter with the putative class action lawsuits, which was denied on October 15, 2015. A scheduling order setting deadlines for fact and expert discovery and the parties’ summary judgment briefing (if any) was entered by the court on February 22, 2017. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of AAG and American, but rather updates disclosures made in the 2016 Form 10-K.

Background

Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, our airline operates an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries, principally from our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the first quarter of 2017, approximately 46 million passengers boarded our mainline and regional flights.

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

Financial Overview

The U.S. Airline Industry

In the first quarter of 2017, U.S. airlines were impacted by substantially higher fuel prices. Jet fuel prices closely follow the price of Brent crude oil. On average, the price of Brent crude oil per barrel was approximately 59% higher in the first quarter of 2017 as compared to the 2016 period. The average daily spot price for Brent crude oil during the first quarter of 2017 was $54 per barrel as compared to an average daily spot price of $34 per barrel during the first quarter of 2016. On a daily basis, Brent crude oil prices fluctuated during the quarter between a high of $56 per barrel to a low of $50 per barrel, and closed the quarter on March 31, 2017 at $52 per barrel. With respect to U.S. airline revenues, industry results were improving but remained mixed due in part to the lingering effects of competitive capacity growth in certain domestic and international markets.

See Part II, Item 1A. Risk Factors – “Downturns in economic conditions could adversely affect our business” and “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

AAG’s First Quarter 2017 Results

The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline and regional passenger revenues	$8,155	$8,087	$68	0.8
Other operating revenues	1,297	1,186	111	9.3
Total operating revenues	9,624	9,435	189	2.0
Mainline and regional aircraft fuel and related taxes	1,720	1,248	472	37.8
Salaries, wages and benefits	2,825	2,652	173	6.5
Total operating expenses	9,023	8,100	923	11.4
Operating income	601	1,335	(734)	(55.0)
Pre-tax income	365	1,117	(752)	(67.4)
Income tax provision	131	417	(286)	(68.7)
Net income	234	700	(466)	(66.6)

Pre-tax income	$365	$1,117	$(752)	(67.4)
Adjusted for: Total pre-tax special items (1)	126	104	22	21.5

Pre-tax income excluding special items	$491	$1,221	$(730)	(60.0)

(1)	See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of special items.

Pre-Tax Income and Net Income

We realized net income of $234 million in the first quarter of 2017 as compared to net income of $700 million in the first quarter of 2016. Pre-tax income was $365 million and $1.1 billion in the first quarters of 2017 and 2016, respectively. Excluding the effects of pre-tax net special items, we recognized pre-tax income of $491 million in the first quarter of 2017 and $1.2 billion in the first quarter of 2016. The quarter-over-quarter declines in our pre-tax income on both a GAAP basis and excluding pre-tax net special items were principally driven by higher fuel costs as well as higher salaries, wages and benefits due to wage rate increases in certain labor contracts, including our maintenance and fleet service work groups, which became effective subsequent to the first quarter of 2016.

Revenue

In the first quarter of 2017, we reported total operating revenues of $9.6 billion, an increase of $189 million, or 2.0%, as compared to the 2016 period. Mainline and regional passenger revenues were $8.2 billion, an increase of $68 million, or 0.8%, as compared to the 2016 period. The increase in mainline and regional passenger revenues was driven by a 2.4% period-over-period increase in consolidated passenger yields. Domestic consolidated yields increased 3.1% and international yields rose 0.6%, driven by improvement in Latin America. The first quarter of 2017 marks a second consecutive quarter of period-over-period increasing yields, which has not occurred since the fourth quarter of 2014.

Additionally, other revenues increased $111 million primarily due to revenues associated with our loyalty program, principally new co-branded credit card agreements that became effective in the third quarter of 2016. Our mainline and regional total revenue per available seat mile (TRASM) was 14.96 cents in the first quarter of 2017, a 3.1% increase as compared to 14.50 cents in the first quarter of 2016.

Fuel

Our mainline and regional fuel expense totaled $1.7 billion in the first quarter of 2017, which was $472 million, or 37.8%, higher as compared to the 2016 period. This increase was driven by a 40.4% increase in the average price per gallon of fuel to $1.70 in the first quarter of 2017 from $1.21 in the 2016 period, offset in part by a 1.8% decrease in gallons of fuel consumed.

As of March 31, 2017, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Other Costs

We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.

Our 2017 first quarter mainline cost per available seat mile (CASM) was 13.17 cents, an increase of 13.7%, from 11.58 cents in 2016. The increase was primarily driven by higher fuel costs as well as higher salaries, wages and benefits due to wage rate increases in certain labor contracts described above.

Our 2017 first quarter mainline CASM excluding special items and fuel was 10.48 cents, an increase of 8.9% as compared to the 2016 period, which was also driven by higher salaries, wages and benefits.

For a reconciliation of mainline CASM excluding special items and fuel, see below “Reconciliation of GAAP to Non-GAAP Financial Measures.”

Liquidity and Stockholder Returns

As of March 31, 2017, we had approximately $9.1 billion in total available liquidity, consisting of $6.7 billion in unrestricted cash and investments and $2.4 billion in undrawn revolving credit facilities. We also had restricted cash of $543 million.

During the first quarter of 2017, we returned $563 million to our stockholders, including quarterly dividend payments of $51 million and the repurchase of $512 million of common stock, or 11.7 million shares. Since our capital return program commenced in mid-2014, we have returned more than $10.2 billion to stockholders, including $697 million in quarterly dividend payments and $9.5 billion in share repurchases, or 240.0 million shares. In April 2017, our Board of Directors declared a $0.10 per share dividend for stockholders of record on May 16, 2017, and payable on May 30, 2017.

We continue to take advantage of historically low interest rates to finance our fleet renewal program. During the first quarter 2017, to finance new aircraft deliveries, we issued an aggregate principal amount of $744 million in Enhanced Equipment Trust Certificate (EETC) equipment notes at an average fixed interest rate of 3.86%, as well as $155 million in other equipment notes, which primarily bear interest at variable rates based on LIBOR plus a margin, averaging 2.63% at March 31, 2017. Additionally, we refinanced a $1.8 billion term loan facility. See Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on our debt obligations.

As a result of the foregoing factors, we currently have a higher debt level and fewer unencumbered assets than our peers. Accordingly, we believe it is important to retain liquidity levels higher than our network peers given our overall leverage as well as to protect against an adverse economic shock. Our current plan is to maintain minimum total available liquidity of $7.0 billion. We were well above that minimum level at March 31, 2017.

Reconciliation of GAAP to Non-GAAP Financial Measures

We sometimes use financial measures that are derived from the condensed consolidated financial statements but that are not presented in accordance with GAAP to understand and evaluate our current operating performance and to allow for period-to-period comparisons. We believe these non-GAAP financial measures may also provide useful information to investors and others. These non-GAAP measures may not be comparable to similarly titled non-GAAP measures of other companies, and should be considered in addition to and not as a substitute for or superior to, any measure of performance, cash flow or liquidity prepared in accordance with GAAP. We are providing a reconciliation of reported non-GAAP financial measures to their comparable financial measures on a GAAP basis.

The table below presents the reconciliation of pre-tax income (GAAP measure) to pre-tax income excluding special items (non-GAAP measure). Management uses this non-GAAP financial measure to evaluate our current operating performance and to allow for period-to-period comparisons. As special items may vary from period-to-period in nature and amount, the adjustment to exclude special items allows management an additional tool to better understand our core operating performance.

	Three Months Ended March 31,
Reconciliation of Pre-Tax Income Excluding Special Items:	2017	2016
Pre-tax income	$365	$1,117
Pre-tax special items (1):
Operating special items, net	121	104
Nonoperating special items, net	5	—

Total pre-tax special items	126	104

Pre-tax income excluding special items	$491	$1,221

Additionally, the table below presents the reconciliation of mainline operating costs (GAAP measure) to mainline operating costs excluding special items and fuel (non-GAAP measure). Management uses mainline operating costs excluding special items and fuel to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. The adjustment to exclude aircraft fuel and special items allows management an additional tool to better understand and analyze our non-fuel costs and core operating performance. Amounts may not recalculate due to rounding.

	Three Months Ended March 31,
Reconciliation of Mainline CASM Excluding Special Items and Fuel:	2017	2016
(In millions)
Total operating expenses	$9,023	$8,100
Less regional expenses:
Fuel and related taxes.	(318)	(219)
Other	(1,255)	(1,213)

Total mainline operating expenses	7,450	6,668
Adjusted for: Special items, net (1)	(119)	(99)
Adjusted for: Aircraft fuel and related taxes	(1,402)	(1,029)

Mainline operating expenses excluding special items and fuel	$5,929	$5,540

(In millions)
Available Seat Miles (ASM)	56,564	57,564

(In cents)
Mainline CASM	13.17	11.58
Adjusted for: Special items, net per ASM	(0.21)	(0.17)
Adjusted for: Aircraft fuel and related taxes per ASM	(2.48)	(1.79)

Mainline CASM excluding special items and fuel	10.48	9.62

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on special items.

AAG’s Results of Operations

Operating Statistics

The table below sets forth selected mainline and regional operating data for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	45,211	46,220	(2.2)%
Available seat miles (millions) (b)	56,564	57,564	(1.7)%
Passenger load factor (percent) (c)	79.9	80.3	(0.4	)pts
Yield (cents) (d)	14.61	14.20	2.9%
Passenger revenue per available seat mile (cents) (e)	11.68	11.40	2.4%
Operating cost per available seat mile (cents) (f)	13.17	11.58	13.7%
Aircraft at end of period	944	942	0.2%
Fuel consumption (gallons in millions)	831	855	(2.8)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.69	1.20	40.1%
Full-time equivalent employees at end of period	102,900	100,200	2.7%

Total Mainline and Regional
Revenue passenger miles (millions) (a)	50,984	51,771	(1.5)%
Available seat miles (millions) (b)	64,341	65,064	(1.1)%
Passenger load factor (percent) (c)	79.2	79.6	(0.4	)pts
Yield (cents) (d)	16.00	15.62	2.4%
Passenger revenue per available seat mile (cents) (e)	12.67	12.43	2.0%
Total revenue per available seat mile (cents) (g)	14.96	14.50	3.1%
Aircraft at end of period	1,567	1,539	1.8%
Fuel consumption (gallons in millions)	1,013	1,033	(1.8)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.70	1.21	40.4%
Full-time equivalent employees at end of period (h)	124,300	120,200	3.4%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.
(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenues divided by ASMs.
(f)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
(g)	Total revenue per available seat mile (TRASM) – Total revenues divided by total mainline and regional ASMs.
(h)	Regional full-time equivalent employees only include our wholly-owned regional airline subsidiaries, Envoy, Piedmont and PSA.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

We realized pre-tax income of $365 million and $1.1 billion in the first quarters of 2017 and 2016, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $491 million and $1.2 billion in the first quarters of 2017 and 2016, respectively.

Our first quarter 2017 pre-tax results on both a GAAP basis and excluding pre-tax net special items were principally driven by higher fuel costs as well as higher salaries, wages and benefits due to wage rate increases in certain labor contracts, including our maintenance and fleet service work groups, which became effective subsequent to the first quarter of 2016.

Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline passenger	$6,607	$6,564	$43	0.6
Regional passenger	1,548	1,523	25	1.7
Cargo	172	162	10	6.3
Other	1,297	1,186	111	9.3

Total operating revenues	$9,624	$9,435	$189	2.0

This table presents our total passenger revenues and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended March 31, 2016
	Three Months Ended March 31, 2017	Passenger Revenue	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Mainline passenger	$6,607	0.6%	(2.2)%	(1.7)%	(0.4)	pts	2.9%	2.4%
Regional passenger	1,548	1.7%	4.0%	3.7%	0.2	pts	(2.2)%	(2.0)%

Total passenger revenues	$8,155	0.8%	(1.5)%	(1.1)%	(0.4)	pts	2.4%	2.0%

Total passenger revenues increased $68 million, or 0.8%, in the first quarter of 2017 from the 2016 period primarily driven by a 2.4% period-over-period increase in consolidated passenger yields. Domestic consolidated yields increased 3.1% and international yields rose 0.6%, driven by improvement in Latin America.

Other revenue primarily includes revenue associated with our loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $111 million, or 9.3%, in the first quarter of 2017 from the 2016 period primarily driven by an increase in loyalty program revenue. In the first quarters of 2017 and 2016, other revenue associated with our loyalty program was $604 million and $491 million, respectively, of which $530 million and $427 million, respectively, related to the marketing component of mileage sales and other marketing related payments. This period-over-period increase was primarily due to revenues associated with our new co-branded credit card agreements that became effective in the third quarter of 2016.

Total operating revenues in the first quarter of 2017 increased $189 million, or 2.0%, from the 2016 period driven principally by a 9.3% increase in other revenue as described above. Our mainline and regional TRASM was 14.96 cents in the first quarter of 2017, a 3.1% increase as compared to 14.50 cents in the 2016 period.

Mainline Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,402	$1,029	$373	36.2
Salaries, wages and benefits	2,825	2,652	173	6.5
Maintenance, materials and repairs	492	419	73	17.5
Other rent and landing fees	440	422	18	4.4
Aircraft rent	295	306	(11)	(3.8)
Selling expenses	318	308	10	3.2
Depreciation and amortization	405	355	50	14.1
Special items, net	119	99	20	19.8
Other	1,154	1,078	76	7.1

Total mainline operating expenses	$7,450	$6,668	$782	11.7

Mainline operating expenses increased $782 million, or 11.7%, in the first quarter of 2017 from the 2016 period. The increase in operating expenses was primarily driven by higher fuel costs as well as salaries, wages and benefits. See detailed explanations below relating to changes in mainline CASM.

Mainline CASM

We sometimes use financial measures that are derived from the condensed consolidated financial statements but that are not presented in accordance with GAAP to understand and evaluate our current operating performance to allow for period-to-period comparisons. We believe these non-GAAP financial measures may also provide useful information to investors and others. These non-GAAP measures may not be comparable to similarly titled non-GAAP measures of other companies, and should be considered in addition to and not as a substitute for or superior to, any measure of performance, cash flow or liquidity prepared in accordance with GAAP. We are providing a reconciliation of reported non-GAAP financial measures to their comparable financial measures on a GAAP basis.

The table below presents the reconciliation of mainline operating expenses (GAAP measure) to mainline operating costs excluding special items and fuel (non-GAAP measure). Management uses mainline operating costs excluding special items and fuel to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. The adjustment to exclude aircraft fuel and special items allows management an additional tool to better understand and analyze our non-fuel costs and core operating performance.

The major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the three months ended March 31, 2017 and 2016 are as follows (amounts may not recalculate due to rounding):

	Three Months Ended March 31,		Percent Increase (Decrease)
	2017	2016
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.48	1.79	38.6
Salaries, wages and benefits	5.00	4.61	8.4
Maintenance, materials and repairs	0.87	0.73	19.5
Other rent and landing fees	0.78	0.73	6.2
Aircraft rent	0.52	0.53	(2.1)
Selling expenses	0.56	0.54	5.0
Depreciation and amortization	0.72	0.62	16.1
Special items, net	0.21	0.17	21.9
Other	2.04	1.87	9.0

Total mainline CASM	13.17	11.58	13.7
Special items, net	(0.21)	(0.17)	21.9
Aircraft fuel and related taxes	(2.48)	(1.79)	38.6

Mainline CASM, excluding special items and fuel	10.48	9.62	8.9

Significant changes in the components of mainline CASM are as follows:

•

Aircraft fuel and related taxes per ASM increased 38.6% primarily due to a 40.1% increase in the average price per gallon of fuel to $1.69 in the first quarter of 2017 from $1.20 in the 2016 period, offset in part by a 2.8% decrease in gallons of fuel consumed.

•

Salaries, wages and benefits per ASM increased 8.4% primarily due to increased costs associated with wage rate increases in certain labor contracts, including our maintenance and fleet service work groups, which became effective subsequent to the first quarter of 2016.

•

Maintenance, materials and repairs per ASM increased 19.5% as compared to the 2016 period, primarily due to an increase in the volume of engine overhauls and a shift in timing of maintenance expenses incurred. This shift was driven by the transition to a new flight hour based maintenance contract from a time and materials based contract for certain flight equipment.

•	Depreciation and amortization per ASM increased 16.1% primarily due to aircraft purchased in connection with our fleet renewal program.

•	Other operating expenses per ASM increased 9.0% primarily due to expenses associated with improving our product offerings, customer experience and operational reliability.

Operating Special Items, Net

	Three Months Ended March 31,
	2017	2016
	(In millions)
Merger integration expenses (1)	$63	$104
Fleet restructuring expenses (2)	63	26
Mark-to-market adjustments for bankruptcy obligations and other	(18)	(5)
Other operating charges (credits), net	11	(26)

Total mainline operating special items, net	119	99
Regional operating special items, net (3)	2	5

Total operating special items, net	$121	$104

(1)

Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training. Additionally, the 2016 period also included costs related to alignment of labor union contracts, re-branded uniforms, severance and relocation.

(2)

Fleet restructuring expenses driven by the Merger included the acceleration of aircraft depreciation, impairments, remaining lease payments and lease return costs for aircraft currently grounded or expected to be grounded earlier than planned.

(3)	Regional operating special items, net principally related to Merger integration expenses.

Regional Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$318	$219	$99	45.2
Other	1,255	1,213	42	3.4

Total regional operating expenses	$1,573	$1,432	$141	9.8

Regional operating expenses increased $141 million, or 9.8%, in the first quarter of 2017 from the 2016 period. The period-over-period increase was primarily due to a $99 million, or 45.2%, increase in fuel costs and a $42 million, or 3.4%, increase in other regional operating expenses. The average price per gallon of fuel increased 41.5% to $1.75 in the first quarter of 2017 from $1.24 in the 2016 period, on a 2.6% increase in consumption. The increase in other regional operating expenses was primarily driven by a 3.7% increase in capacity, principally from our wholly-owned regional carriers. See Note 10 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on regional expenses.

Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Interest income	$21	$13	$8	63.6
Interest expense, net	(257)	(239)	(18)	7.6
Other, net	—	8	(8)	nm

Total nonoperating expense, net	$(236)	$(218)	$(18)	8.3

Our short-term investments in each period consisted of highly liquid investments that provided relatively nominal returns. Interest income increased $8 million, or 63.6%, principally due to an increase in interest rates, which drove more than a 50 basis point increase in average yields in the first quarter of 2017 as compared to the 2016 period.

Interest expense, net increased $18 million in the first quarter of 2017 as compared to the 2016 period primarily due to higher outstanding debt as a result of aircraft financings associated with our fleet renewal program.

Income Taxes

In the first quarter 2017, we recorded an income tax provision of $131 million, which was substantially non-cash due to utilization of our net operating losses (NOLs). Substantially all of our income before income taxes is attributable to the United States. At December 31, 2016, we had approximately $10.5 billion of gross NOLs to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017.

See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

American’s Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

American realized pre-tax income of $411 million and $1.1 billion in the first quarters of 2017 and 2016, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $537 million and $1.2 billion in the first quarters of 2017 and 2016, respectively.

American’s first quarter 2017 pre-tax results on both a GAAP basis and excluding pre-tax net special items were principally driven by higher fuel costs as well as higher salaries, wages and benefits due to wage rate increases in certain labor contracts, including American’s maintenance and fleet service work groups, which became effective subsequent to the first quarter of 2016.

Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline passenger	$6,607	$6,564	$43	0.6
Regional passenger	1,548	1,523	25	1.7
Cargo	172	162	10	6.3
Other	1,294	1,178	116	9.8

Total operating revenues	$9,621	$9,427	$194	2.1

Total passenger revenues increased $68 million, or 0.8%, in the first quarter of 2017 from the 2016 period primarily driven by a period-over-period increase in consolidated passenger yields.

Other revenue primarily includes revenue associated with American’s loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $116 million, or 9.8%, in the first quarter of 2017 from the 2016 period primarily driven by an increase in loyalty program revenue. In the first quarters of 2017 and 2016, other revenue associated with American’s loyalty program was $604 million and $491 million, respectively, of which $530 million and $427 million, respectively, related to the marketing component of mileage sales and other marketing related payments. This period-over-period increase was primarily due to revenues associated with American’s new co-branded credit card agreements that became effective in the third quarter of 2016.

Total operating revenues in the first quarter of 2017 increased $194 million, or 2.1%, from the 2016 period driven principally by a 9.8% increase in other revenue as described above.

Mainline Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,402	$1,029	$373	36.2
Salaries, wages and benefits	2,823	2,650	173	6.5
Maintenance, materials and repairs	492	419	73	17.5
Other rent and landing fees	440	422	18	4.4
Aircraft rent	295	306	(11)	(3.8)
Selling expenses	318	308	10	3.2
Depreciation and amortization	405	355	50	14.1
Special items, net	119	99	20	19.8
Other	1,154	1,080	74	7.0

Total mainline operating expenses	$7,448	$6,668	$780	11.7

Mainline operating expenses increased $780 million, or 11.7%, in the first quarter of 2017 from the 2016 period. The increase in operating expenses was primarily driven by higher fuel costs as well as salaries, wages and benefits. Detailed explanations related to the changes in American’s mainline operating expenses are as follows:

•

Aircraft fuel and related taxes increased 36.2% primarily due to a 40.1% increase in the average price per gallon of fuel to $1.69 in the first quarter of 2017 from $1.20 in the 2016 period, offset in part by a 2.8% decrease in gallons of fuel consumed.

•

Salaries, wages and benefits increased 6.5% primarily due to increased costs associated with wage rate increases in certain labor contracts, including American’s maintenance and fleet service work groups, which became effective subsequent to the first quarter of 2016.

•

Maintenance, materials and repairs increased 17.5% as compared to the 2016 period, primarily due to an increase in the volume of engine overhauls and a shift in timing of maintenance expenses incurred. This shift was driven by the transition to a new flight hour based maintenance contract from a time and materials based contract for certain flight equipment.

•	Depreciation and amortization increased 14.1% primarily due to aircraft purchased in connection with American’s fleet renewal program.

•	Other operating expenses increased 7.0% primarily due to expenses associated with improving our product offerings, customer experience and operational reliability.

Operating Special Items, Net

	Three Months Ended March 31,
	2017	2016
	(In millions)
Merger integration expenses (1)	$63	$104
Fleet restructuring expenses (2)	63	26
Mark-to-market adjustments for bankruptcy obligations and other	(18)	(5)
Other operating charges (credits), net	11	(26)

Total mainline operating special items, net	119	99
Regional operating special items, net (3)	2	5

Total operating special items, net	$121	$104

(1)

Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training. Additionally, the 2016 period also included costs related to alignment of labor union contracts, re-branded uniforms, severance and relocation.

(2)

Fleet restructuring expenses driven by the Merger included the acceleration of aircraft depreciation, impairments, remaining lease payments and lease return costs for aircraft currently grounded or expected to be grounded earlier than planned.

(3)	Regional operating special items, net principally related to Merger integration expenses.

Regional Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$318	$219	$99	45.2
Other	1,251	1,217	34	2.8

Total regional operating expenses	$1,569	$1,436	$133	9.3

Regional operating expenses increased $133 million, or 9.3%, in the first quarter of 2017 from the 2016 period. The period-over-period increase was primarily due to a $99 million, or 45.2%, increase in fuel costs and a $34 million, or 2.8%, increase in other regional operating expenses. The average price per gallon of fuel increased 41.5% to $1.75 in the first quarter of 2017 from $1.24 in the 2016 period, on a 2.6% increase in consumption. The increase in other regional operating expenses was primarily driven by increased capacity. See Note 8 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for further information on regional expenses.

Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Interest income	$49	$21	$28	nm
Interest expense, net	(241)	(218)	(23)	10.6
Other, net	(1)	8	(9)	nm

Total nonoperating expense, net	$(193)	$(189)	$(4)	2.0

American’s short-term investments in each period consisted of highly liquid investments that provided nominal returns. Interest income increased $28 million principally due to an increase in interest rates, which drove more than a 50 basis point increase in average yields in the first quarter of 2017 as compared to the 2016 period.

Interest expense, net increased $23 million in the first quarter of 2017 as compared to the 2016 period primarily due to higher outstanding debt as a result of aircraft financings associated with American’s fleet renewal program.

Income Taxes

In the first quarter 2017, American recorded an income tax provision of $148 million, which was substantially non-cash due to utilization of its NOLs. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2016, American had approximately $11.3 billion of gross NOLs to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017.

See Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Liquidity and Capital Resources

Liquidity

As of March 31, 2017, AAG had approximately $9.1 billion in total available liquidity and $543 million in restricted cash and short-term investments. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Cash	$374	$322	$363	$310
Short-term investments.	6,302	6,037	6,298	6,034
Undrawn revolving credit facilities	2,425	2,425	2,425	2,425

Total available liquidity	$9,101	$8,784	$9,086	$8,769

Share Repurchase Programs

Since July 2014, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of March 31, 2017, $1.5 billion remained unused under a repurchase program that expires on December 31, 2018. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

During the three months ended March 31, 2017, we repurchased 11.7 million shares of AAG common stock for $512 million at a weighted average cost per share of $43.81. Since the inception of our share repurchase programs in July 2014, we have repurchased 240.0 million shares of AAG common stock for $9.5 billion at a weighted average cost per share of $39.62.

Cash Dividends Paid

Our Board of Directors declared the following cash dividends during the first quarter of 2017:

Period	Per share	For stockholders of record as of	Payable on	Cash paid (millions)
First Quarter	$0.10	February 13, 2017	February 27, 2017	$51

In April 2017, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on May 16, 2017, and payable on May 30, 2017.

Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

Sources and Uses of Cash

AAG

Operating Activities

Our net cash provided by operating activities was $2.3 billion and $2.6 billion for the first three months of 2017 and 2016, respectively, a period-over-period decrease of $370 million. The decrease was primarily due to lower profitability in the first quarter of 2017 driven by higher fuel costs as well as salaries, wages and benefits due to wage rate increases in certain labor contracts, including our maintenance and fleet service work groups, which became effective subsequent to the first quarter of 2016.

Investing Activities

Our net cash used in investing activities was $1.8 billion and $2.1 billion for the first three months of 2017 and 2016, respectively.

Our principal investing activities in the 2017 period included expenditures of $1.7 billion for property and equipment, primarily 22 aircraft, including eight Airbus A321 aircraft, five Embraer 175 aircraft, five Boeing 737-800 aircraft and four Boeing 787 aircraft. We also had $262 million in net purchases of short-term investments.

Our principal investing activities in the 2016 period included expenditures of $1.6 billion for property and equipment, primarily 28 aircraft, including seven Bombardier CRJ900 aircraft, six Airbus A321 aircraft, six Embraer 175 aircraft, five Boeing 737-800 aircraft, two Boeing 787 aircraft and two Boeing 777 aircraft. We also had $565 million in net purchases of short-term investments.

Financing Activities

Our net cash used in financing activities was $349 million and $401 million for the first three months of 2017 and 2016, respectively.

Our principal financing activities in the 2017 period included proceeds of $899 million from the issuance of debt, primarily including the issuance of $744 million of EETCs. These cash inflows were offset in part by $686 million in debt repayments, $484 million in share repurchases and $51 million in dividend payments.

Our principal financing activities in the 2016 period included proceeds of $1.5 billion from the issuance of debt, primarily including the issuance of $1.1 billion of EETCs. These cash inflows were offset in part by $1.5 billion in share repurchases, $310 million in debt repayments and $61 million in dividend payments.

American

Operating Activities

American’s net cash provided by operating activities was $1.7 billion and $1.0 billion for the first three months of 2017 and 2016, respectively, a period-over-period increase of $662 million. We have the ability to move funds freely between our subsidiaries to support our cash requirements. The increase in operating cash flows during the first quarter of 2017 as compared to the 2016 period was primarily due to a decrease in intercompany cash transfers from American to AAG. This increase in operating cash flows was offset in part by lower profitability driven by higher fuel costs as well as salaries, wages and benefits due to wage rate increases in certain labor contracts, including American’s maintenance and fleet service work groups, which became effective subsequent to the first quarter of 2016.

Investing Activities

American’s net cash used in investing activities was $1.8 billion and $2.1 billion for the first three months of 2017 and 2016, respectively.

American’s principal investing activities in the 2017 period included expenditures of $1.7 billion for property and equipment, primarily 22 aircraft, including eight Airbus A321 aircraft, five Embraer 175 aircraft, five Boeing 737-800 aircraft and four Boeing 787 aircraft. American also had $260 million in net purchases of short-term investments.

American’s principal investing activities in the 2016 period included expenditures of $1.5 billion for property and equipment, primarily 28 aircraft, including seven Bombardier CRJ900 aircraft, six Airbus A321 aircraft, six Embraer 175 aircraft, five Boeing 737-800 aircraft, two Boeing 787 aircraft and two Boeing 777 aircraft. American also had $565 million in net purchases of short-term investments.

Financing Activities

American’s net cash provided by financing activities was $186 million and $1.2 billion for the first three months of 2017 and 2016, respectively.

American’s principal financing activities in the 2017 period included proceeds of $899 million from the issuance of debt, primarily including the issuance of $744 million of EETCs. These cash inflows were offset in part by $686 million in debt repayments.

American’s principal financing activities in the 2016 period included proceeds of $1.5 billion from the issuance of debt, primarily including the issuance of $1.1 billion of EETCs. These cash inflows were offset in part by $309 million in debt repayments.

Commitments

Significant Indebtedness

As of March 31, 2017, AAG and American had $24.8 billion and $23.0 billion, respectively, in long-term debt and capital leases (including current maturities of $1.7 billion each). During the three months ended March 31, 2017, there have been no material changes in our significant indebtedness as discussed in our 2016 Form 10-K, except as discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 3 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.

Collateral Related Covenants

Certain of our debt financing agreements contain loan to value ratio covenants and require us to annually appraise the related collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part. As of March 31, 2017, we were in compliance with the collateral coverage tests for the 2013 Credit Facilities, the 2014 Credit Facilities, the April 2016 Credit Facilities and the December 2016 Credit Facilities as of the most recent measurement dates.

Credit Ratings

The following table details AAG and American’s credit ratings as of March 31, 2017:

Current Rating
S&P Local Issuer Credit Rating	BB-
Fitch Issuer Default Credit Rating	BB-
Moody’s Corporate Family Rating (1)	Ba3

(1)	The credit agency does not rate this category for American.

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

Aircraft and Engine Purchase Commitments

As of March 31, 2017, we had definitive purchase agreements with Airbus, Boeing and Embraer for the acquisition of the following mainline and regional aircraft:

	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter	Total
Airbus
A320 Family	12	—	—	—	—	—	12
A320neo Family	—	—	25	25	25	25	100
A350 XWB (1)	—	—	—	2	5	15	22
Boeing
737-800	15	—	—	—	—	—	15
737 MAX Family	4	16	20	20	20	20	100
787 Family (2)	9	6	2	—	—	—	17
Embraer
ERJ175 (3) (4)	11	—	—	—	—	—	11

Total	51	22	47	47	50	60	277

(1)

On April 24, 2017, American and Airbus entered into an agreement to revise the delivery schedule of the A350s, and such revised delivery schedule is reflected in the table above. Previously, the delivery schedule for the A350s was two in 2018, five in 2019, five in 2020, five in 2021 and five in 2022. The future payments in the “Contractual Obligations” table below also reflect this agreement. See Item 5. Other Information.

(2)

Reflects an agreement with Boeing reached in April 2017 to defer the delivery of two B787 family aircraft from 2018 to 2019. The future payments in the “Contractual Obligations” table below also reflect this agreement.

(3)	These aircraft may be operated by wholly-owned regional subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.
(4)

Reflects American’s exercise of options to purchase four additional aircraft scheduled to be delivered in November and December of 2017. The future payments associated with these aircraft are reflected in the “Contractual Obligations” table below.

We also have agreements for 42 spare engines to be delivered in 2017 and beyond.

As of March 31, 2017, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 14 Boeing 737-800 aircraft, eight Airbus A320 family aircraft, eight Boeing 787 family aircraft and four Boeing 737 MAX family aircraft. In addition, we do not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.

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

There have been no material changes in our off-balance sheet arrangements as discussed in our 2016 Form 10-K.

Labor Contracts

On April 26, 2017, we offered a mid-contract hourly base pay rate adjustment for our flight attendants and pilots of an average of approximately 5% and 8%, respectively. We estimate that the impact on our salary and benefits expense would be approximately $230 million for 2017 and $350 million for 2018 and 2019. The amendable dates for these workgroups are December 2019 (flight attendants) and January 2020 (pilots).

Contractual Obligations

The following table provides details of our future cash contractual obligations as of March 31, 2017 (in millions):

	Payments Due by Period
	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter	Total
American
Debt and capital lease obligations (1) (3)	$1,223	$2,024	$2,060	$3,468	$2,732	$11,499	$23,006
Interest obligations (2) (3)	690	908	836	728	594	1,704	5,460
Aircraft and engine purchase commitments (4)	2,900	1,656	2,720	2,834	2,961	3,747	16,818
Operating lease commitments (5)	1,536	2,007	1,796	1,629	1,233	3,827	12,028
Regional capacity purchase agreements (6)	1,261	1,389	1,281	1,049	856	2,739	8,575
Minimum pension obligations (7)	279	62	1,136	800	793	3,082	6,152
Retiree medical and other postretirement benefits and other obligations (8)	684	528	230	127	99	321	1,989

Total American Contractual Obligations	$8,573	$8,574	$10,059	$10,635	$9,268	$26,919	$74,028

AAG Parent and Other AAG Subsidiaries
Debt and capital lease obligations (1)	$—	$500	$750	$506	$2	$22	$1,780
Interest obligations (2)	85	82	67	14	2	8	258
Operating lease commitments	11	9	5	4	4	15	48

Total AAG Contractual Obligations	$8,669	$9,165	$10,881	$11,159	$9,276	$26,964	$76,114

(1)

Amounts represent contractual amounts due. Excludes $231 million and $12 million of unamortized debt discount, premium and issuance costs as of March 31, 2017 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 3 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B.

(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at March 31, 2017.
(3)

Includes $11.2 billion of future principal payments and $2.8 billion of future interest payments, respectively, as of March 31, 2017, related to EETC notes associated with mortgage financings for the purchase of certain aircraft.

(4)	See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about these obligations.
(5)	Includes $1.3 billion of future minimum lease payments related to EETC leverage leased financings of certain aircraft as of March 31, 2017.
(6)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(7)

Includes minimum pension contributions based on actuarially determined estimates and retiree medical and other postretirement benefit payments and is based on estimated payments through 2026. The total pension contribution of $279 million for the remainder of 2017 assumes a supplemental contribution of $254 million in addition to the $25 million minimum required contribution.

(8)	Includes a $200 million equity investment in China Southern Airlines, the closing of which is dependent upon obtaining regulatory and other approvals.

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

Critical Accounting Policies and Estimates

In the first quarter of 2017, there were no changes to our critical accounting policies and estimates from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2016 Form 10-K.

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

AAG and American’s Market Risk Sensitive Instruments and Positions

Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2016 Form 10-K except as updated below.

Aircraft Fuel

As of March 31, 2017, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Our 2017 forecasted mainline and regional fuel consumption is presently approximately 4.3 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $43 million increase in annual expense.

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

Interest

Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term investments. If annual interest rates increase 100 basis points, based on our March 31, 2017 variable-rate debt and short-term investments balances, annual interest expense on variable-rate debt would increase by approximately $96 million and annual interest income on short-term investments would increase by approximately $69 million.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of March 31, 2017 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are still in the process of integrating certain processes, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. For the quarter ended March 31, 2017, there has been no change in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2017.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of March 31, 2017, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation to consolidate the Fjord matter with the putative class action lawsuits, which was denied on October 15, 2015. A scheduling order setting deadlines for fact and expert discovery and the parties’ summary judgment briefing (if any) was entered by the court on February 22, 2017. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Accordingly, as of March 31, 2017, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.

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

We are party to antitrust-immunized cooperation agreements with British Airways, Iberia, Finnair, Royal Jordanian, Japan Airlines, LAN Airlines and LAN Peru. As part of the antitrust-immunized relationships, we have also established joint business agreements (JBAs) with British Airways, Iberia and Finnair, and separately with Japan Airlines. We signed a revised JBA with Qantas Airways and applied for antitrust immunity with the U.S. Department of Transportation (DOT) for the revised relationship, but we withdrew that application in November 2016 after it was tentatively denied by the DOT. However, we expect that our existing, more limited cooperation with Qantas will continue, and we intend to file a new application for antitrust immunity with the DOT this year. In addition, we have signed JBAs with certain air carriers of the LATAM Airlines Group and have applied for approval in the relevant jurisdictions affected by such agreements, which applications are still pending before the relevant regulators. The foregoing arrangements are important aspects of our international network and we are dependent on the performance of the other airlines party to those agreements. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented.

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

Our business requires the appropriate and secure utilization of customer, employee, business partner and other sensitive information, and confidence in the networks and systems that allow us to operate. We cannot be certain that we will not be the target of attacks on our networks and intrusions into our data, particularly given recent advances in technical capabilities, and increased financial and political motivations to carry out cyber-attacks on physical systems, gain unauthorized access to information, and make information unavailable for use through, for example, ransomware or denial-of-service attacks, and otherwise exploit new and existing vulnerabilities in our infrastructure. The risk of a data security incident or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, in response to these threats there has been heightened legislative and regulatory focus on attacks on critical infrastructures, including those in the transportation sector, and on data security in the U.S. and abroad (particularly in the European Union (EU)), including requirements for varying levels of data subject notification in the event of a data security incident.

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

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general economic conditions, general interest rates, rates set by the Federal Reserve and other central banks, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk –“Interest.”

These obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.

We will need to obtain sufficient financing or other capital to operate successfully.

Our business plan contemplates significant investments in modernizing our fleet. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of March 31, 2017, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2017-2021 would be approximately $13.1 billion. Accordingly, we will need substantial financing or other capital resources to finance such aircraft. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

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

Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements (CBAs) generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB). For the dates that the CBAs with our major work groups become amendable under the RLA, see Part I, Item 1. Business – “Employees and Labor Relations” in our 2016 Form 10-K.

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

None of the unions representing our employees presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. See also Part I, Item 1. Business – “Employees and Labor Relations” in our 2016 Form 10-K.

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

Interruptions or disruptions in service at one of our key facilities could have a material adverse impact on our operations.

We operate principally through hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs resulting from air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, disruptions at airport facilities or other key facilities used by us to manage our operations, labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition.

If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations.

In order to operate our existing and proposed flight schedule and, where desirable, add service along new or existing routes, we must be able to maintain and/or obtain adequate gates, check-in counters, operations areas, operations control facilities and office space. As airports around the world become more congested, we are not always able to ensure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports throughout our network, including due to inadequate facilities at desirable airports. Further, our operating costs at airports at which we operate, including our hubs, may increase significantly because of capital improvements at such airports that we may be required to fund, directly or indirectly. In some circumstances, such costs could be imposed by the relevant airport authority without our approval.

In addition, operations at three major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the Federal Aviation Administration (FAA) currently regulates the allocation of slots or slot exemptions at DCA and two New York City airports: John F. Kennedy International Airport and La Guardia Airport (LGA). In addition to slot restrictions, operations at LGA and DCA are also limited based on the stage length of the flight. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Beijing, Frankfurt, London Heathrow, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Airline Trade Association (IATA) Worldwide Scheduling Guidelines and applicable local law. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. We cannot provide any assurance that regulatory changes regarding the allocation of slots or similar regulatory authority will not have a material adverse impact on our operations.

Our ability to provide service can also be impaired at airports, such as Chicago O’Hare International Airport (ORD) and Los Angeles International Airport, where the airport gate and other facilities are inadequate to accommodate all of the service that we would like to provide, or airports such as Dallas Love Field Airport where we have no access to gates at all.

Any limitation on our ability to acquire or maintain adequate gates, ticketing facilities, operations areas, operations control facilities, slots (where applicable), or office space could have a material adverse effect on our business, results of operations and financial condition.

If we encounter problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.

A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain necessary personnel, including in particular pilots, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Many of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Volatility in fuel prices, disruptions to capital markets and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have led to several bankruptcies among these operators. For example, one of our significant third-party operators of regional capacity, Republic Airways Holdings Inc. (Republic), commenced a Chapter 11 bankruptcy case on February 25, 2016. As part of Republic’s restructuring process and with bankruptcy court approval, we entered into an amendment to our contractual relationship with Republic that, among other things, provided for the reduction in the number of aircraft operated by Republic on our behalf to 76 E175 aircraft (a reduction of 20 E170 and nine E175 aircraft). In addition, we have reached a settlement with Republic that has resulted in the allowance of an unsecured claim on behalf of American, to compensate us in part for losses and damages that we incurred under the existing contract with Republic. This claim is expected to be settled in the form of common stock representing an approximate 25% ownership interest in the restructured company. It is not possible, at this point, however, to quantify the value of a recovery on such claim. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.

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

Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the Transportation Security Administration and the Department of Homeland Security have issued a number of directives and other regulations, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.

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

The Aviation and Transportation Security Act mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per-ticket tax on passengers and a tax on airlines. Present and potential future security requirements can have the effect of imposing costs and inconvenience on travelers, potentially reducing the demand for air travel.

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

Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities, such as the EU, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries we serve are subject to periodic renegotiation. We currently operate a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures, JBAs, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU, including London Heathrow Airport (LHR). As a result of the agreement, we face increased competition in these markets, including LHR. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations. The U.S. government has negotiated “open skies” agreements with many countries, which allow unrestricted route authority access between the U.S. and the foreign markets. While the U.S. has worked to increase the number of countries with which open skies agreements are in effect, a number of markets important to us, including China, do not have open skies agreements.

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

The United Kingdom held a referendum in June 2016 regarding its membership in the EU in which a majority of the United Kingdom electorate voted in favor of the British government taking the necessary action for the United Kingdom to leave the EU. In March 2017, the United Kingdom served notice of its decision to withdraw to the EU, formally initiating the withdrawal process. Serving this notice began the two-year period for the United Kingdom to negotiate the terms for its withdrawal from the EU. At this time, it is not certain what steps will need to be taken to facilitate the United Kingdom’s exit from the EU. The implications of the United Kingdom withdrawing from the EU are similarly unclear at present because it is unclear what relationship the United Kingdom will have with the EU after withdrawal. We face risks associated with the uncertainty following the referendum and the consequences that may flow from the decision to exit the EU. Among other things, the exit of the United Kingdom from the EU could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, the exit of the United Kingdom from the EU could lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts cannot be predicted. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.

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

There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions. For example, in October 2016, International Civil Aviation Organization (ICAO) passed a resolution adopting the ICAO Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. The CORSIA was supported by the board of Airlines For America (the principal U.S. airline trade association) and IATA (the principal international airline trade association), and by American and many other U.S. and foreign airlines. The CORSIA will increase operating costs for American and most other airlines, including other U.S. airlines that operate internationally, but the implementation of a global program, as compared to regional emission reduction schemes, should help to ensure that these costs will be more predictable and more evenly applied to American and its competitors. The CORSIA is expected to be implemented in phases, beginning in 2021. Certain details still need to be developed and the impact of the CORSIA cannot be fully predicted. While we do not anticipate any significant emissions allowance expenditures in 2017, compliance with the CORSIA or similar emissions-related requirements could significantly increase our operating costs beyond 2017. Further, the potential impact of the CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets and the number of future flights subject to such emissions-related requirements. These costs have not been completely defined and could fluctuate.

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

The Environmental Protection Agency (EPA) recently issued an endangerment finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare, which is a precursor to EPA regulation of aircraft engine GHG emission standards. It is anticipated that any such standards established by the EPA would closely align with emission standards currently being developed by ICAO. In February 2016, the ICAO Committee on Aviation Environmental Protection recommended that ICAO adopt carbon dioxide certification standards that would apply to new type aircraft certified beginning in 2020, and would be phased in for newly manufactured existing aircraft type designs starting in 2023.

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

We are at risk of losses and adverse publicity stemming from any public incident, accident involving our personnel or aircraft or the personnel or aircraft of our regional or codeshare operators.

If our personnel or one of our aircraft, or personnel of, or an aircraft that is operated under our brand by, one of our regional operators or an airline with which we have a marketing alliance, joint business or codeshare relationship, were to be involved in a public incident, accident or catastrophe, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident accident or catastrophe involving our personnel or one of our aircraft (or personnel and aircraft of our regional operators and our codeshare partners) could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition.

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

Since July 2014, as part of our capital deployment program, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of March 31, 2017, $1.5 billion remained unused under a repurchase program that expires on December 31, 2018. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The repurchase programs may be limited, suspended or discontinued at any time without prior notice.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended March 31, 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
January 2017	—	$—	—	$2,000
February 2017	4,432,581	$45.77	4,432,581	$1,797
March 2017	7,244,878	$42.61	7,244,878	$1,488

ITEM 5.	OTHER INFORMATION

Amendment to A350 XWB Purchase Agreement

American and Airbus, S.A.S. (Airbus) are parties to an Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007 (the Purchase Agreement) pursuant to which American agreed to acquire 22 A350 XWB aircraft (the A350s) from Airbus. On April 24, 2017, American and Airbus entered into an amendment to the Purchase Agreement, the principal purpose of which was to revise the delivery schedule of the A350s as follows:

	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter	Total
Previous Delivery Schedule	—	2	5	5	5	5	22
Revised Delivery Schedule	—	—	—	2	5	15	22

ITEM 6.	EXHIBITS

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

American Airlines Group Inc.

Date: April 27, 2017	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: April 27, 2017	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Trust Supplement No. 2017-1AA, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.2	Trust Supplement No. 2017-1A, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014, (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.3	Trust Supplement No. 2017-1B, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.4	Intercreditor Agreement (2017-1), dated as of January 13, 2017, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2017-1AA, as Trustee of the American Airlines Pass Through Trust 2017-1A and as Trustee of the American Airlines Pass Through Trust 2017-1B, Citibank N.A., as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.5	Deposit Agreement (Class AA), dated as of January 13, 2017, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.6	Deposit Agreement (Class A), dated as of January 13, 2017, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.7	Deposit Agreement (Class B), dated as of January 13, 2017, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.8	Escrow and Paying Agent Agreement (Class AA), dated as of January 13, 2017, among Wilmington Trust, National Association, as Escrow Agent, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2017-1AA, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.9	Escrow and Paying Agent Agreement (Class A), dated as of January 13, 2017, among Wilmington Trust, National Association, as Escrow Agent, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2017-1A, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.10 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.10	Escrow and Paying Agent Agreement (Class B), dated as of January 13, 2017, among Wilmington Trust, National Association, as Escrow Agent, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2017-1A, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

Exhibit Number	Description

4.11	Note Purchase Agreement, dated as of January 13, 2017, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.12	Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.13	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.14	Form of Pass Through Trust Certificate, Series 2017-1AA (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.15	Form of Pass Through Trust Certificate, Series 2017-1A (incorporated by reference to Exhibit 4.16 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.16	Form of Pass Through Trust Certificate, Series 2017-1B (incorporated by reference to Exhibit 4.17 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.17	Revolving Credit Agreement (2017-1AA), dated as of January 13, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-1AA, as Borrower, and Citibank N.A., as Liquidity Provider (incorporated by reference to Exhibit 4.18 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.18	Revolving Credit Agreement (2017-1A), dated as of January 13, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-1A, as Borrower, and Citibank N.A., as Liquidity Provider (incorporated by reference to Exhibit 4.19 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.19	Revolving Credit Agreement (2017-1B), dated as of January 13, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-1B, as Borrower, and Citibank N.A., as Liquidity Provider (incorporated by reference to Exhibit 4.20 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-8400)).

4.20	Acknowledgement and Agreement (2017-1), dated as of March 31, 2017, by and among American Airlines Inc., Citibank, N.A., as initial Liquidity Provider, National Australia Bank Limited, as Replacement Liquidity Provider, and Wilmington Trust Company, as Subordination Agent and trustee.

4.21	Revolving Credit Agreement (2017-1AA), dated as of March 31, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-1AA, as Borrower, and National Australia Bank Limited, as Liquidity Provider.

4.22	Revolving Credit Agreement (2017-1A), dated as of March 31, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-1A, as Borrower, and National Australia Bank Limited, as Liquidity Provider.

4.23	Revolving Credit Agreement (2017-1B), dated as of March 31, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-1B, as Borrower, and National Australia Bank Limited, as Liquidity Provider.

Exhibit Number	Description

4.24	Form of American Airlines Group Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form S-3ASR filed on February 22, 2017 (Commission File No. 1-2691).

4.25	Form of American Airlines, Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form S-3ASR filed on February 22, 2017 (Commission File No. 1-2691).

10.1*	Supplemental Agreement No. 7, dated as of March 2, 2017, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company.

10.2	Second Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of March 14, 2017, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and certain other parties thereto.

10.3*	Supplemental Agreement No. 8, dated as of January 26, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company.

12.1	Computation of ratio of earnings to fixed charges of American Airlines Group Inc. for the three months ended March 31, 2017.

12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the three months ended March 31, 2017.

31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Confidential treatment has been requested with respect to certain portions of this agreement.