Form 10-Q
period 2017-06-30
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2017-07-28
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

As of July 21, 2017, there were 487,009,215 shares of American Airlines Group Inc. common stock outstanding.

As of July 21, 2017, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.

American Airlines, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2017

This combined Quarterly Report on Form 10-Q is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” and similar terms refer to AAG and its consolidated subsidiaries. “AMR” or “AMR Corporation” refers to the Company during the period of time prior to its emergence from Chapter 11 and its acquisition of US Airways Group, Inc. (US Airways Group) on December 9, 2013 (the Merger). References to “US Airways Group” and “US Airways,” a subsidiary of US Airways Group, represent the entities during the period of time prior to AAG’s internal corporate restructuring on December 30, 2015. References in this Quarterly Report on Form 10-Q to “mainline” refer to the operations of American only and exclude regional operations.

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Securities Act of 1933, as amended (the Securities Act), the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about our plans, objectives, expectations, intentions, estimates and strategies for the future, and other statements that are not historical facts. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A. Risk Factors, and other risks and uncertainties listed from time to time in our filings with the Securities and Exchange Commission (the SEC).

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues:
Mainline passenger	$7,747	$7,209	$14,353	$13,773
Regional passenger	1,835	1,786	3,384	3,309
Cargo	196	174	368	336
Other	1,327	1,194	2,624	2,380

Total operating revenues	11,105	10,363	20,729	19,798
Operating expenses:
Aircraft fuel and related taxes	1,510	1,314	2,912	2,343
Salaries, wages and benefits	3,003	2,670	5,829	5,322
Regional expenses	1,620	1,518	3,194	2,950
Maintenance, materials and repairs	495	453	987	871
Other rent and landing fees	452	458	892	879
Aircraft rent	294	302	589	609
Selling expenses	376	334	694	642
Depreciation and amortization	418	374	822	729
Special items, net	202	62	320	161
Other	1,200	1,127	2,354	2,205

Total operating expenses	9,570	8,612	18,593	16,711

Operating income	1,535	1,751	2,136	3,087
Nonoperating income (expense):
Interest income	24	16	45	28
Interest expense, net	(263)	(249)	(520)	(488)
Other, net	(5)	(25)	(5)	(17)

Total nonoperating expense, net	(244)	(258)	(480)	(477)

Income before income taxes	1,291	1,493	1,656	2,610
Income tax provision	488	543	619	960

Net income	$803	$950	$1,037	$1,650

Earnings per common share:
Basic	$1.64	$1.69	$2.08	$2.82
Diluted	$1.63	$1.68	$2.07	$2.80
Weighted average shares outstanding (in thousands):
Basic	490,818	563,000	497,360	584,622
Diluted	492,965	566,040	500,381	588,764
Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$803	$950	$1,037	$1,650
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(15)	(16)	(29)	(35)
Investments	—	2	—	4

Total other comprehensive loss, net of tax	(15)	(14)	(29)	(31)

Total comprehensive income	$788	$936	$1,008	$1,619

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$386	$322
Short-term investments	6,500	6,037
Restricted cash and short-term investments	554	638
Accounts receivable, net	1,543	1,594
Aircraft fuel, spare parts and supplies, net	1,206	1,094
Prepaid expenses and other	827	639

Total current assets	11,016	10,324
Operating property and equipment
Flight equipment	39,329	37,028
Ground property and equipment	7,580	7,116
Equipment purchase deposits	1,212	1,209

Total property and equipment, at cost	48,121	45,353
Less accumulated depreciation and amortization	(15,128)	(14,194)

Total property and equipment, net	32,993	31,159
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $602 and $578, respectively	2,224	2,173
Deferred tax asset	905	1,498
Other assets	2,107	2,029

Total other assets	9,327	9,791

Total assets	$53,336	$51,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$2,334	$1,855
Accounts payable	1,924	1,592
Accrued salaries and wages	1,295	1,516
Air traffic liability	5,222	3,912
Loyalty program liability	3,014	2,789
Other accrued liabilities	2,323	2,208

Total current liabilities	16,112	13,872
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	22,525	22,489
Pension and postretirement benefits	7,500	7,842
Other liabilities	3,484	3,286

Total noncurrent liabilities	33,509	33,617
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 487,661,923 shares issued and outstanding at June 30, 2017; 507,294,153 shares issued and outstanding at December 31, 2016	5	5
Additional paid-in capital	6,245	7,223
Accumulated other comprehensive loss	(5,112)	(5,083)
Retained earnings	2,577	1,640

Total stockholders’ equity	3,715	3,785

Total liabilities and stockholders’ equity	$53,336	$51,274

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$3,938	$4,833
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(3,194)	(3,063)
Purchases of short-term investments	(3,829)	(3,605)
Sales of short-term investments	3,373	2,810
Decrease in restricted cash and short-term investments	84	55
Proceeds from sale of property and equipment and sale-leaseback transactions	313	32

Net cash used in investing activities	(3,253)	(3,771)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,625	4,522
Payments on long-term debt and capital leases	(1,101)	(2,163)
Deferred financing costs	(39)	(87)
Treasury stock repurchases	(1,013)	(3,236)
Dividend payments	(102)	(119)
Other financing activities	9	77

Net cash used in financing activities	(621)	(1,006)

Net increase in cash	64	56
Cash at beginning of period	322	390

Cash at end of period	$386	$446

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$—	$3
Supplemental information:
Interest paid, net	516	479
Income taxes paid	9	7

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, valuation allowance for deferred tax assets, as well as pension and retiree medical and other postretirement benefits. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

2. Special Items, Net

Special items, net on the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Merger integration expenses (1)	$68	$97	$130	$201
Fleet restructuring expenses (2)	48	15	111	41
Mark-to-market adjustments for bankruptcy obligations and other	38	(56)	20	(61)
Labor contract expenses (3)	45	—	45	—
Other operating charges (credits), net	3	6	14	(20)

Mainline operating special items, net	202	62	320	161

Regional operating special items, net (4)	1	3	4	8
Nonoperating special items, net (5)	2	36	7	36

(1)

Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training. Additionally, the 2016 periods also included costs related to alignment of labor union contracts, re-branded uniforms, relocation and severance.

(2)	Fleet restructuring expenses driven by the Merger principally included the acceleration of aircraft depreciation and impairments for aircraft grounded or expected to be grounded earlier than planned.

(3)

Labor contract expenses primarily included one-time charges to adjust the vacation accruals for pilots and flight attendants as a result of the mid-contract pay rate adjustments effective in the second quarter of 2017.

(4)	Regional operating special items, net principally related to Merger integration expenses.

(5)

Nonoperating special items, net primarily consisted of debt issuance and extinguishment costs associated with term loan refinancings. Additionally, the 2016 periods included costs associated with a bond refinancing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

3. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic EPS:
Net income	$803	$950	$1,037	$1,650
Weighted average common shares outstanding (in thousands)	490,818	563,000	497,360	584,622

Basic EPS	$1.64	$1.69	$2.08	$2.82

Diluted EPS:
Net income for purposes of computing diluted EPS	$803	$950	$1,037	$1,650
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	490,818	563,000	497,360	584,622
Dilutive effect of stock awards	2,147	3,040	3,021	4,142

Diluted weighted average common shares outstanding	492,965	566,040	500,381	588,764

Diluted EPS	$1.63	$1.68	$2.07	$2.80

Restricted stock unit awards excluded from the calculation of diluted EPS because inclusion would be antidilutive (in thousands)	837	2,601	616	1,845

4. Share Repurchase Programs and Dividends

Since July 2014, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of June 30, 2017, $1.0 billion remained unused under a repurchase program that expires on December 31, 2018. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

During the three months ended June 30, 2017, we repurchased 10.0 million shares of AAG common stock for $450 million at a weighted average cost per share of $45.01. During the six months ended June 30, 2017, we repurchased 21.7 million shares of AAG common stock for $962 million at a weighted average cost per share of $44.36. Since the inception of our share repurchase programs in July 2014, we have repurchased 250.0 million shares of AAG common stock for $10.0 billion at a weighted average cost per share of $39.84.

Our Board of Directors declared the following cash dividends during the first six months of 2017:

Period	Per share	For stockholders of record as of	Payable on	Total (millions)
First Quarter	$0.10	February 13, 2017	February 27, 2017	$51
Second Quarter	$0.10	May 16, 2017	May 30, 2017	50

Total				$101

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

5. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2017	December 31, 2016
Secured
2013 Credit Facilities, variable interest rate of 3.22%, installments through 2020	$1,825	$1,843
2014 Credit Facilities, variable interest rate of 3.12%, installments through 2021	735	735
April 2016 Credit Facilities, variable interest rate of 3.72%, installments through 2023	990	1,000
December 2016 Credit Facilities, variable interest rate of 3.66%, installments through 2023	1,250	1,250
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, maturing from 2018 to 2029	11,328	10,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.34% to 8.80%, maturing from 2017 to 2029	5,525	5,343
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2017 to 2035	891	891
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2017 to 2028	804	849

	23,348	22,823

Unsecured
5.50% senior notes, interest only payments until due in 2019	750	750
6.125% senior notes, interest only payments until due in 2018	500	500
4.625% senior notes, interest only payments until due in 2020	500	500

	1,750	1,750

Total long-term debt and capital lease obligations	25,098	24,573
Less: Total unamortized debt discount, premium and issuance costs	239	229
Less: Current maturities	2,334	1,855

Long-term debt and capital lease obligations, net of current maturities	$22,525	$22,489

The table below shows availability under revolving credit facilities, all of which were undrawn, as of June 30, 2017 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

The April 2016 and December 2016 Credit Facilities each provide for a revolving credit facility that may be established in the future.

2017 Aircraft Financing Activities

2017-1 EETCs

In January 2017, American created three pass-through trusts which issued approximately $983 million aggregate principal amount of Series 2017-1 Class AA, Class A and Class B EETCs (the 2017-1 EETCs) in connection with the financing of 24 aircraft delivered to American through May 2017 (the 2017-1 Aircraft).

As of June 30, 2017, all of the proceeds received from the sale of the 2017-1 EETCs have been used to purchase equipment notes issued by American in connection with the financing of new aircraft on or following the delivery thereof. Interest and principal payments on the equipment notes will be payable semi-annually in February and August of each year, with interest payments beginning in August 2017 and principal payments beginning in February 2018. The equipment notes are secured by liens on the 2017-1 Aircraft.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

Certain information regarding the 2017-1 EETC equipment notes, as of June 30, 2017, is set forth in the table below.

2017-1 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$537 million	$248 million	$198 million
Fixed interest rate per annum	3.65%	4.00%	4.95%
Maturity date	February 2029	February 2029	February 2025

2016-3 EETCs

During the first quarter of 2017, all remaining proceeds of the Series 2016-3 Class AA and Class A (the 2016-3 EETCs), in the amount of $109 million, were used to purchase equipment notes issued by American in connection with the financing of new aircraft on or following the delivery thereof. Interest and principal payments on the equipment notes are payable semi-annually in April and October of each year, with interest payments that began in April 2017 and principal payments beginning in October 2017. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2016-3 EETCs.

Certain information regarding the 2016-3 EETC equipment notes, as of June 30, 2017, is set forth in the table below.

2016-3 EETCs
	Series AA	Series A
Aggregate principal issued	$558 million	$256 million
Fixed interest rate per annum	3.00%	3.25%
Maturity date	October 2028	October 2028

Equipment Loans and Other Notes Payable Issued in 2017

In the first six months of 2017, American entered into agreements under which it borrowed $533 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2021 through 2029.

2017 Other Financing Activities

2013 Credit Facilities

In March 2017, American and AAG entered into the Second Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated May 21, 2015 (which amended and restated the Credit and Guaranty Agreement dated June 27, 2013), as previously amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated October 26, 2015, pursuant to which we refinanced the $1.8 billion term loan facility due June 2020 established thereunder (the 2013 Term Loan Facility and, together with the $1.4 billion revolving credit facility established under such agreement, the 2013 Credit Facilities) to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%. The $1.4 billion revolving credit facility under the 2013 Credit Facilities (the 2013 Revolving Facility) remains unchanged. As of June 30, 2017, approximately $1.8 billion of principal was outstanding under the 2013 Term Loan Facility and there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.

2014 Credit Facilities

In June 2017, American and AAG entered into the Third Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated April 20, 2015 (which amended and restated the Credit and Guaranty Agreement dated October 10, 2014), as previously amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated October 26, 2015 and the Second Amendment to Amended and Restated Credit and Guaranty Agreement dated September 22, 2016, pursuant to which we refinanced the $735 million term loan facility due October 2021 established thereunder (the 2014 Term Loan Facility and, together with the $1.025 billion revolving credit facility established under such agreement, the 2014 Credit Facilities) to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%. The $1.025 billion revolving credit facility under the 2014 Credit Facilities (the 2014 Revolving Facility) remains unchanged. As of June 30, 2017, approximately $735 million of principal was outstanding under the 2014 Term Loan Facility and there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

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

During the three and six months ended June 30, 2017, we recorded an income tax provision of $488 million and $619 million, respectively, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of our income before income taxes is attributable to the United States.

7. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2017.

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2017
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$348	$348	$—	$—
Corporate obligations	3,007	—	3,007	—
Bank notes/certificates of deposit/time deposits	3,095	—	3,095	—
Repurchase agreements	50	—	50	—

	6,500	348	6,152	—
Restricted cash and short-term investments (1)	554	106	448	—

Total	$7,054	$454	$6,600	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)

All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $1.7 billion of bank notes/certificates of deposit/time deposits and $441 million of corporate obligations.

Fair Value of Debt

The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$24,859	$25,440	$24,344	$24,983

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

8. Employee Benefit Plans

 The following tables provide the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2017	2016	2017	2016
Service cost	$1	$1	$1	$1
Interest cost	180	188	10	12
Expected return on assets	(197)	(187)	(5)	(5)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(60)
Unrecognized net loss (gain)	36	31	(6)	(4)

Net periodic benefit cost (income)	$27	$40	$(59)	$(56)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2017	2016	2017	2016
Service cost	$1	$1	$2	$2
Interest cost	361	375	19	24
Expected return on assets	(394)	(375)	(10)	(10)
Amortization of:
Prior service cost (benefit)	14	14	(119)	(120)
Unrecognized net loss (gain)	72	63	(11)	(8)

Net periodic benefit cost (income)	$54	$78	$(119)	$(112)

Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.

In the second quarter of 2017, we contributed $279 million to our defined benefit pension plans, including a supplemental contribution of $254 million in addition to a $25 million minimum required cash contribution.

9. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2016	$(4,406)	$(677)		$(5,083)
Amounts reclassified from accumulated other comprehensive income (loss)	(44)	15	(2)	(29)

Net current-period other comprehensive income (loss)	(44)	15		(29)

Balance at June 30, 2017	$(4,450)	$(662)		$(5,112)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

Reclassifications out of AOCI for the three and six months ended June 30, 2017 and 2016 are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$ (33)	$ (33)	$ (67)	$ (67)	Salaries, wages and benefits
Actuarial loss	18	17	38	35	Salaries, wages and benefits
Total reclassifications for the period, net of tax	$ (15)	$ (16)	$ (29)	$ (32)

10. Regional Expenses

Expenses associated with our wholly-owned regional airlines and third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Aircraft fuel and related taxes	$ 329	$ 279	$ 648	$ 498
Salaries, wages and benefits	360	330	705	656
Capacity purchases from third-party regional carriers	413	392	806	786
Maintenance, materials and repairs	65	88	135	183
Other rent and landing fees	156	142	307	270
Aircraft rent	9	9	17	18
Selling expenses	94	88	174	166
Depreciation and amortization	78	72	157	140
Special items, net	1	3	4	8
Other	115	115	241	225
Total regional expenses	$ 1,620	$ 1,518	$ 3,194	$ 2,950

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of June 30, 2017, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On May 12, 2017, defendants filed a motion for summary judgment. On June 23, 2017, plaintiffs filed an opposition to defendants’ motion and cross-motion for summary judgment. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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

12. Subsequent Event

Dividend Declaration

In July 2017, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on August 14, 2017, and payable on August 28, 2017. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues:
Mainline passenger	$7,747	$7,209	$14,353	$13,773
Regional passenger	1,835	1,786	3,384	3,309
Cargo	196	174	368	336
Other	1,324	1,191	2,617	2,369

Total operating revenues	11,102	10,360	20,722	19,787
Operating expenses:
Aircraft fuel and related taxes	1,510	1,314	2,912	2,343
Salaries, wages and benefits	2,999	2,668	5,823	5,318
Regional expenses	1,629	1,510	3,199	2,947
Maintenance, materials and repairs	495	453	987	871
Other rent and landing fees	452	458	892	879
Aircraft rent	294	302	589	609
Selling expenses	376	334	694	642
Depreciation and amortization	418	374	822	729
Special items, net	202	62	320	161
Other	1,200	1,128	2,354	2,208

Total operating expenses	9,575	8,603	18,592	16,707

Operating income	1,527	1,757	2,130	3,080
Nonoperating income (expense):
Interest income	53	25	102	46
Interest expense, net	(246)	(228)	(488)	(445)
Other, net	(5)	(26)	(5)	(18)

Total nonoperating expense, net	(198)	(229)	(391)	(417)

Income before income taxes	1,329	1,528	1,739	2,663
Income tax provision	502	556	650	980

Net income	$827	$972	$1,089	$1,683

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$827	$972	$1,089	$1,683
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(15)	(16)	(29)	(35)
Investments	—	2	—	4

Total other comprehensive loss, net of tax	(15)	(14)	(29)	(31)

Total comprehensive income	$812	958	$1,060	1,652

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$368	$310
Short-term investments	6,498	6,034
Restricted cash and short-term investments	554	638
Accounts receivable, net	1,549	1,599
Receivables from related parties, net	8,029	6,810
Aircraft fuel, spare parts and supplies, net	1,146	1,032
Prepaid expenses and other	817	633

Total current assets	18,961	17,056
Operating property and equipment
Flight equipment	38,992	36,671
Ground property and equipment	7,362	6,910
Equipment purchase deposits	1,212	1,209

Total property and equipment, at cost	47,566	44,790
Less accumulated depreciation and amortization	(14,842)	(13,909)

Total property and equipment, net	32,724	30,881
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $602 and $578, respectively	2,224	2,173
Deferred tax asset	1,287	1,912
Other assets	2,040	1,979

Total other assets	9,642	10,155

Total assets	$61,327	$58,092

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1,837	$1,859
Accounts payable	1,880	1,546
Accrued salaries and wages	1,243	1,460
Air traffic liability	5,222	3,912
Loyalty program liability	3,014	2,789
Other accrued liabilities	2,234	2,106

Total current liabilities	15,430	13,672
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	21,252	20,718
Pension and postretirement benefits	7,458	7,800
Other liabilities	3,446	3,253

Total noncurrent liabilities	32,156	31,771
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,655	16,624
Accumulated other comprehensive loss	(5,211)	(5,182)
Retained earnings	2,297	1,207

Total stockholder’s equity	13,741	12,649

Total liabilities and stockholder’s equity	$61,327	$58,092

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$2,787	$1,449
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(3,163)	(3,027)
Purchases of short-term investments	(3,829)	(3,605)
Sales of short-term investments	3,373	2,810
Decrease in restricted cash and short-term investments	84	55
Proceeds from sale of property and equipment and sale-leaseback transactions	312	30

Net cash used in investing activities	(3,223)	(3,737)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,625	4,522
Payments on long-term debt and capital leases	(1,101)	(2,163)
Deferred financing costs	(39)	(87)
Other financing activities	9	77

Net cash provided by financing activities	494	2,349

Net increase in cash	58	61
Cash at beginning of period	310	364

Cash at end of period	$368	$425

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$—	$3
Supplemental information:
Interest paid, net	468	431
Income taxes paid	9	5

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, valuation allowance for deferred tax assets, as well as pension and retiree medical and other postretirement benefits. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

2. Special Items, Net

Special items, net on the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Merger integration expenses (1)	$68	$97	$130	$201
Fleet restructuring expenses (2)	48	15	111	41
Mark-to-market adjustments for bankruptcy obligations and other	38	(56)	20	(61)
Labor contract expenses (3)	45	—	45	—
Other operating charges (credits), net	3	6	14	(20)

Mainline operating special items, net	202	62	320	161

Regional operating special items, net (4)	1	3	4	8
Nonoperating special items, net (5)	2	36	7	36

(1)

Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training. Additionally, the 2016 periods also included costs related to alignment of labor union contracts, re-branded uniforms, relocation and severance.

(2)	Fleet restructuring expenses driven by the Merger principally included the acceleration of aircraft depreciation and impairments for aircraft grounded or expected to be grounded earlier than planned.

(3)

Labor contract expenses primarily included one-time charges to adjust the vacation accruals for pilots and flight attendants as a result of the mid-contract pay rate adjustments effective in the second quarter of 2017.

(4)	Regional operating special items, net principally related to Merger integration expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

(5)

Nonoperating special items, net primarily consisted of debt issuance and extinguishment costs associated with term loan refinancings. Additionally, the 2016 periods included costs associated with a bond refinancing.

3. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2017	December 31, 2016
Secured
2013 Credit Facilities, variable interest rate of 3.22%, installments through 2020	$1,825	$1,843
2014 Credit Facilities, variable interest rate of 3.12%, installments through 2021	735	735
April 2016 Credit Facilities, variable interest rate of 3.72%, installments through 2023	990	1,000
December 2016 Credit Facilities, variable interest rate of 3.66%, installments through 2023	1,250	1,250
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, maturing from 2018 to 2029	11,328	10,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.34% to 8.80%, maturing from 2017 to 2029	5,525	5,343
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.50%, maturing from 2017 to 2035	862	862
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2017 to 2028	803	848

Total long-term debt and capital lease obligations	23,318	22,793
Less: Total unamortized debt discount, premium and issuance costs	229	216
Less: Current maturities	1,837	1,859

Long-term debt and capital lease obligations, net of current maturities	$21,252	$20,718

The table below shows availability under revolving credit facilities, all of which were undrawn, as of June 30, 2017 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

The April 2016 and December 2016 Credit Facilities each provide for a revolving credit facility that may be established in the future.

2017 Aircraft Financing Activities

2017-1 EETCs

In January 2017, American created three pass-through trusts which issued approximately $983 million aggregate principal amount of Series 2017-1 Class AA, Class A and Class B EETCs (the 2017-1 EETCs) in connection with the financing of 24 aircraft delivered to American through May 2017 (the 2017-1 Aircraft).

As of June 30, 2017, all of the proceeds received from the sale of the 2017-1 EETCs have been used to purchase equipment notes issued by American in connection with the financing of new aircraft on or following the delivery thereof. Interest and principal payments on the equipment notes will be payable semi-annually in February and August of each year, with interest payments beginning in August 2017 and principal payments beginning in February 2018. The equipment notes are secured by liens on the 2017-1 Aircraft.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

Certain information regarding the 2017-1 EETC equipment notes, as of June 30, 2017, is set forth in the table below.

2017-1 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$537 million	$248 million	$198 million
Fixed interest rate per annum	3.65%	4.00%	4.95%
Maturity date	February 2029	February 2029	February 2025

2016-3 EETCs

During the first quarter of 2017, all remaining proceeds of the Series 2016-3 Class AA and Class A (the 2016-3 EETCs), in the amount of $109 million, were used to purchase equipment notes issued by American in connection with the financing of new aircraft on or following the delivery thereof. Interest and principal payments on the equipment notes are payable semi-annually in April and October of each year, with interest payments that began in April 2017 and principal payments beginning in October 2017. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2016-3 EETCs.

Certain information regarding the 2016-3 EETC equipment notes, as of June 30, 2017, is set forth in the table below.

2016-3 EETCs
	Series AA	Series A
Aggregate principal issued	$558 million	$256 million
Fixed interest rate per annum	3.00%	3.25%
Maturity date	October 2028	October 2028

Equipment Loans and Other Notes Payable Issued in 2017

In the first six months of 2017, American entered into agreements under which it borrowed $533 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2021 through 2029.

2017 Other Financing Activities

2013 Credit Facilities

In March 2017, American and AAG entered into the Second Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated May 21, 2015 (which amended and restated the Credit and Guaranty Agreement dated June 27, 2013), as previously amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated October 26, 2015, pursuant to which American refinanced the $1.8 billion term loan facility due June 2020 established thereunder (the 2013 Term Loan Facility and, together with the $1.4 billion revolving credit facility established under such agreement, the 2013 Credit Facilities) to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%. The $1.4 billion revolving credit facility under the 2013 Credit Facilities (the 2013 Revolving Facility) remains unchanged. As of June 30, 2017, approximately $1.8 billion of principal was outstanding under the 2013 Term Loan Facility and there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.

2014 Credit Facilities

In June 2017, American and AAG entered into the Third Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated April 20, 2015 (which amended and restated the Credit and Guaranty Agreement dated October 10, 2014), as previously amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated October 26, 2015 and the Second Amendment to Amended and Restated Credit and Guaranty Agreement dated September 22, 2016, pursuant to which American refinanced the $735 million term loan facility due October 2021 established thereunder (the 2014 Term Loan Facility and, together with the $1.025 billion revolving credit facility established under such agreement, the 2014 Credit Facilities) to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%. The $1.025 billion revolving credit facility under the 2014 Credit Facilities (the 2014 Revolving Facility) remains unchanged. As of June 30, 2017, approximately $735 million of principal was outstanding under the 2014 Term Loan Facility and there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

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

During the three and six months ended June 30, 2017, American recorded an income tax provision of $502 million and $650 million, respectively, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of American’s income before income taxes is attributable to the United States.

5. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2017.

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2017
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$347	$347	$—	$—
Corporate obligations	3,007	—	3,007	—
Bank notes/certificates of deposit/time deposits	3,094	—	3,094	—
Repurchase agreements	50	—	50	—

	6,498	347	6,151	—
Restricted cash and short-term investments (1)	554	106	448	—

Total	$7,052	$453	$6,599	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)

All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $1.7 billion of bank notes/certificates of deposit/time deposits and $441 million of corporate obligations.

Fair Value of Debt

The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$23,089	$23,582	$22,577	$23,181

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

6. Employee Benefit Plans

The following tables provide the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2017	2016	2017	2016
Service cost	$—	$—	$1	$1
Interest cost	180	187	10	12
Expected return on assets	(196)	(187)	(5)	(5)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(60)
Unrecognized net loss (gain)	36	31	(6)	(4)

Net periodic benefit cost (income)	$27	$38	$(59)	$(56)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2017	2016	2017	2016
Service cost	$1	$1	$2	$2
Interest cost	359	373	19	24
Expected return on assets	(393)	(373)	(10)	(10)
Amortization of:
Prior service cost (benefit)	14	14	(119)	(120)
Unrecognized net loss (gain)	72	63	(11)	(8)

Net periodic benefit cost (income)	$53	$78	$(119)	$(112)

Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.

In the second quarter of 2017, American contributed $279 million to its defined benefit pension plans, including a supplemental contribution of $254 million in addition to a $25 million minimum required cash contribution.

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2016	$(4,394)	$(788)		$(5,182)
Amounts reclassified from accumulated other comprehensive income (loss)	(44)	15	(2)	(29)

Net current-period other comprehensive income (loss)	(44)	15		(29)

Balance at June 30, 2017	$(4,438)	$(773)		$(5,211)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

Reclassifications out of AOCI for the three and six months ended June 30, 2017 and 2016 are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the
	Three Months Ended June 30,		Six Months Ended June 30,		condensed consolidated
AOCI Components	2017	2016	2017	2016	statements of operations
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$(33)	$(33)	$(67)	$(67)	Salaries, wages and benefits
Actuarial loss	18	17	38	35	Salaries, wages and benefits

Total reclassifications for the period, net of tax	$(15)	$(16)	$(29)	$(32)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

8. Regional Expenses

Expenses associated with American’s third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Aircraft fuel and related taxes	$329	$279	$648	$498
Salaries, wages and benefits	86	83	161	167
Capacity purchases from third-party regional carriers	827	799	1,628	1,613
Maintenance, materials and repairs	2	1	3	2
Other rent and landing fees	150	122	296	231
Aircraft rent	7	7	14	14
Selling expenses	94	88	174	166
Depreciation and amortization	65	58	128	112
Special items, net	1	3	4	8
Other	68	70	143	136

Total regional expenses	$1,629	$1,510	$3,199	$2,947

9. Transactions with Related Parties

The following represents the net receivables (payables) to related parties (in millions):

	June 30, 2017	December 31, 2016
AAG (1)	$10,191	$8,981
AAG’s wholly-owned subsidiaries (2)	(2,162)	(2,171)

Total	$8,029	$6,810

(1)	The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s share repurchase and dividend programs.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of June 30, 2017, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to American but rather will be distributed to former AMR stockholders.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On May 12, 2017, defendants filed a motion for summary judgment. On June 23, 2017, plaintiffs filed an opposition to defendants’ motion and cross-motion for summary judgment. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

Background

Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, American operates an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries. We have hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the second quarter of 2017, approximately 52 million passengers boarded our mainline and regional flights.

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

Financial Overview

The U.S. Airline Industry

The second quarter of 2017 marked the return to year-over-year unit revenue growth for the U.S. airline industry. Improving yields were primarily driven by strong demand in domestic markets. International markets, particularly Latin America, also contributed to positive unit revenue trends. These revenue improvements were offset in part by higher fuel prices. Jet fuel prices tend to follow the price of Brent crude oil. On average, the price of Brent crude oil per barrel was approximately 9% higher in the second quarter of 2017 as compared to the 2016 period. The average daily spot price for Brent crude oil during the second quarter of 2017 was $50 per barrel as compared to an average daily spot price of $46 per barrel during the second quarter of 2016. On a daily basis, Brent crude oil prices fluctuated during the quarter between a high of $55 per barrel to a low of $44 per barrel, and closed the quarter on June 30, 2017 at $47 per barrel.

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

AAG’s Second Quarter 2017 Results

The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline and regional passenger revenues	$9,582	$8,995	$587	6.5
Other operating revenues	1,327	1,194	133	11.1
Total operating revenues	11,105	10,363	742	7.2
Mainline and regional aircraft fuel and related taxes	1,839	1,593	246	15.4
Salaries, wages and benefits	3,003	2,670	333	12.5
Total operating expenses	9,570	8,612	958	11.1
Operating income	1,535	1,751	(216)	(12.3)
Pre-tax income	1,291	1,493	(202)	(13.5)
Income tax provision	488	543	(55)	(10.1)
Net income	803	950	(147)	(15.5)

Pre-tax income	$1,291	$1,493	$(202)	(13.5)
Adjusted for: Total pre-tax special items (1)	205	101	104	nm

Pre-tax income excluding special items	$1,496	$1,594	$(98)	(6.1)

(1)	See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of special items.

Pre-Tax Income and Net Income

We realized net income of $803 million in the second quarter of 2017 as compared to net income of $950 million in the second quarter of 2016. Pre-tax income was $1.3 billion and $1.5 billion in the second quarters of 2017 and 2016, respectively. Excluding the effects of pre-tax net special items, we recognized pre-tax income of $1.5 billion in the second quarter of 2017 as compared to $1.6 billion in the second quarter of 2016. The quarter-over-quarter declines in our pre-tax income on both a GAAP basis and excluding pre-tax net special items were principally driven by higher salaries, wages and benefits and higher fuel costs. Salaries, wages and benefits costs were higher due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017, as well as rate increases for maintenance and fleet service work groups, which became effective in the third quarter of 2016. These increases were offset in part by higher revenues.

Revenue

In the second quarter of 2017, we reported total operating revenues of $11.1 billion, an increase of $742 million, or 7.2%, as compared to the 2016 period. Mainline and regional passenger revenues were $9.6 billion, an increase of $587 million, or 6.5%, as compared to the 2016 period. The increase in mainline and regional passenger revenues was driven by a 4.3% period-over-period increase in consolidated passenger yields. Domestic consolidated yields increased 6.4% and international yields rose 1.3%, due principally to improved revenue performance in Central/South American and Caribbean regions. The second quarter of 2017 marks our third consecutive quarter of period-over-period increasing yields.

Additionally, other revenues increased $133 million primarily due to revenues associated with our loyalty program, principally new co-branded credit card agreements that became effective in the third quarter of 2016. Our mainline and regional total revenue per available seat mile (TRASM) was 15.48 cents in the second quarter of 2017, a 5.7% increase as compared to 14.65 cents in the second quarter of 2016.

Fuel

Our mainline and regional fuel expense totaled $1.8 billion in the second quarter of 2017, which was $246 million, or 15.4%, higher as compared to the 2016 period. This increase was driven by a 14.7% increase in the average price per gallon of fuel to $1.63 in the second quarter of 2017 from $1.42 in the 2016 period.

As of June 30, 2017, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Other Costs

We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.

Our 2017 second quarter mainline cost per available seat mile (CASM) was 12.51 cents, an increase of 10.6%, from 11.32 cents in 2016. The increase was primarily driven by higher salaries, wages and benefits due to the contract pay rate increases described above and higher fuel costs.

Our 2017 second quarter mainline CASM excluding special items and fuel was 9.82 cents, an increase of 7.6%, as compared to the 2016 period, which was also driven by higher salaries, wages and benefits as described above.

For a reconciliation of mainline CASM excluding special items and fuel, see below “Reconciliation of GAAP to Non-GAAP Financial Measures.”

Liquidity and Stockholder Returns

As of June 30, 2017, we had approximately $9.3 billion in total available liquidity, consisting of $6.9 billion in unrestricted cash and investments and $2.4 billion in undrawn revolving credit facilities. We also had restricted cash of $554 million.

During the second quarter of 2017, we returned $500 million to our stockholders, including quarterly dividend payments of $50 million and the repurchase of $450 million of common stock, or 10.0 million shares. Since our capital return program commenced in mid-2014, we have returned more than $10.7 billion to stockholders, including $748 million in quarterly dividend payments and $10.0 billion in share repurchases, or 250.0 million shares. In July 2017, our Board of Directors declared a $0.10 per share dividend for stockholders of record on August 14, 2017, and payable on August 28, 2017.

We continue to take advantage of historically low interest rates to finance new aircraft deliveries under our fleet renewal program. During the second quarter of 2017, we issued an aggregate principal amount of $348 million in Enhanced Equipment Trust Certificate (EETC) equipment notes at an average fixed interest rate of 4.00%, as well as $378 million in other equipment notes, which primarily bear interest at variable rates based on LIBOR plus a margin, averaging 2.82% at June 30, 2017. We also raised $267 million in proceeds from aircraft sale-leaseback transactions. Additionally, we repriced a $735 million term loan facility. See Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on our debt obligations.

As a result of the foregoing factors, we currently have a higher debt level and fewer unencumbered assets than our peers. Accordingly, we believe it is important to retain liquidity levels higher than our network peers given our overall leverage as well as to protect against an adverse economic shock. Our current plan is to maintain minimum total available liquidity of $7.0 billion. We were well above that minimum level at June 30, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of Pre-Tax Income Excluding Special Items:
Pre-tax income	$1,291	$1,493	$1,656	$2,610
Pre-tax special items (1):
Operating special items, net	203	65	324	169
Nonoperating special items, net	2	36	7	36

Total pre-tax special items	205	101	331	205

Pre-tax income excluding special items	$1,496	$1,594	$1,987	$2,815

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of Mainline CASM Excluding Special Items and Fuel:
(In millions)
Total operating expenses	$9,570	$8,612	$18,593	$16,711
Less regional expenses:
Fuel and related taxes	(329)	(279)	(648)	(498)
Other	(1,291)	(1,239)	(2,546)	(2,452)

Total mainline operating expenses	7,950	7,094	15,399	13,761
Adjusted for: Special items, net (1)	(202)	(62)	(320)	(161)
Adjusted for: Aircraft fuel and related taxes	(1,510)	(1,314)	(2,912)	(2,343)

Mainline operating expenses excluding special items and fuel	$6,238	$5,718	$12,167	$11,257

(In millions)
Available Seat Miles (ASM)	63,520	62,670	120,083	120,234

(In cents)
Mainline CASM	12.51	11.32	12.82	11.45
Adjusted for: Special items, net per ASM	(0.32)	(0.10)	(0.27)	(0.13)
Adjusted for: Aircraft fuel and related taxes per ASM	(2.38)	(2.10)	(2.42)	(1.95)

Mainline CASM excluding special items and fuel	9.82	9.12	10.13	9.36

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on special items.

AAG’s Results of Operations

Operating Statistics

The table below sets forth selected mainline and regional operating data for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016		2017	2016
Mainline
Revenue passenger miles (millions) (a)	53,177	51,927	2.4%	98,388	98,147	0.2%
Available seat miles (millions) (b)	63,520	62,670	1.4%	120,083	120,234	(0.1) %
Passenger load factor (percent) (c)	83.7	82.9	0.8 pts	81.9	81.6	0.3 pts
Yield (cents) (d)	14.57	13.88	4.9%	14.59	14.03	4.0%
Passenger revenue per available seat mile (cents) (e)	12.20	11.50	6.0%	11.95	11.46	4.3%
Operating cost per available seat mile (cents) (f)	12.51	11.32	10.6%	12.82	11.45	12.0%
Aircraft at end of period	956	947	1.0%	956	947	1.0%
Fuel consumption (gallons in millions)	934	931	0.4%	1,766	1,786	(1.1) %
Average aircraft fuel price including related taxes (dollars per gallon)	1.62	1.41	14.5%	1.65	1.31	25.7%
Full-time equivalent employees at end of period	106,100	103,100	2.9%	106,100	103,100	2.9%

Total Mainline and Regional
Revenue passenger miles (millions) (a)	59,564	58,336	2.1%	110,548	110,106	0.4%
Available seat miles (millions) (b)	71,743	70,751	1.4%	136,083	135,815	0.2%
Passenger load factor (percent) (c)	83.0	82.5	0.5 pts	81.2	81.1	0.1 pts
Yield (cents) (d)	16.09	15.42	4.3%	16.04	15.51	3.4%
Passenger revenue per available seat mile (cents) (e)	13.36	12.71	5.0%	13.03	12.58	3.6%
Total revenue per available seat mile (cents) (g)	15.48	14.65	5.7%	15.23	14.58	4.5%
Aircraft at end of period	1,583	1,547	2.3%	1,583	1,547	2.3%
Fuel consumption (gallons in millions)	1,129	1,122	0.6%	2,143	2,155	(0.6) %
Average aircraft fuel price including related taxes (dollars per gallon)	1.63	1.42	14.7%	1.66	1.32	26.0%
Full-time equivalent employees at end of period (h)	128,300	123,500	3.9%	128,300	123,500	3.9%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.

(g)	Total revenue per available seat mile (TRASM) – Total revenues divided by total mainline and regional ASMs.

(h)	Regional full-time equivalent employees only include our wholly-owned regional airline subsidiaries, Envoy, Piedmont and PSA.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

We realized pre-tax income of $1.3 billion and $1.5 billion in the second quarters of 2017 and 2016, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $1.5 billion and $1.6 billion in the second quarters of 2017 and 2016, respectively.

Our second quarter 2017 pre-tax results on both a GAAP basis and excluding pre-tax net special items were principally driven by higher salaries, wages and benefits and higher fuel costs, which were offset in part by higher revenues.

Operating Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline passenger	$7,747	$7,209	$538	7.5
Regional passenger	1,835	1,786	49	2.8
Cargo	196	174	22	13.1
Other	1,327	1,194	133	11.1

Total operating revenues	$11,105	$10,363	$742	7.2

This table presents our total passenger revenues and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended June 30, 2016
	Three Months Ended June 30, 2017	Passenger Revenue	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Mainline passenger	$7,747	7.5%	2.4%	1.4%	0.8 pts	4.9%	6.0%
Regional passenger	1,835	2.8%	(0.3)%	1.7%	(1.6)pts	3.1%	1.0%

Total passenger revenues	$9,582	6.5%	2.1%	1.4%	0.5 pts	4.3%	5.0%

Total passenger revenues increased $587 million, or 6.5%, in the second quarter of 2017 from the 2016 period primarily driven by a 4.3% period-over-period increase in consolidated passenger yields. Domestic consolidated yields increased 6.4% and international yields rose 1.3%, due principally to improved revenue performance in Central/South American and Caribbean regions.

Cargo revenue increased $22 million, or 13.1%, in the second quarter of 2017 from the 2016 period primarily driven by an increase in freight volume.

Other revenue primarily includes revenue associated with our loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $133 million, or 11.1%, in the second quarter of 2017 from the 2016 period primarily driven by an increase in loyalty program revenue. In the second quarters of 2017 and 2016, other revenue associated with our loyalty program was $581 million and $461 million, respectively, of which $549 million and $430 million, respectively, related to the marketing component of mileage sales and other marketing related payments. This period-over-period increase was primarily due to revenues associated with our new co-branded credit card agreements that became effective in the third quarter of 2016.

Total operating revenues in the second quarter of 2017 increased $742 million, or 7.2%, from the 2016 period driven principally by a 6.5% increase in total passenger revenues as described above. Our mainline and regional TRASM was 15.48 cents in the second quarter of 2017, a 5.7% increase as compared to 14.65 cents in the 2016 period.

Mainline Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,510	$1,314	$196	14.9
Salaries, wages and benefits	3,003	2,670	333	12.5
Maintenance, materials and repairs	495	453	42	9.4
Other rent and landing fees	452	458	(6)	(1.2)
Aircraft rent	294	302	(8)	(2.8)
Selling expenses	376	334	42	12.5
Depreciation and amortization	418	374	44	11.5
Special items, net	202	62	140	nm
Other	1,200	1,127	73	6.5

Total mainline operating expenses	$7,950	$7,094	$856	12.1

Mainline operating expenses increased $856 million, or 12.1%, in the second quarter of 2017 from the 2016 period. The increase in operating expenses was primarily driven by higher salaries, wages and benefits as well as higher fuel costs. See detailed explanations below relating to changes in mainline CASM.

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

The major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the three months ended June 30, 2017 and 2016 are as follows (amounts may not recalculate due to rounding):

	Three Months Ended June 30,		Percent Increase (Decrease)
	2017	2016
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.38	2.10	13.4
Salaries, wages and benefits	4.73	4.26	11.0
Maintenance, materials and repairs	0.78	0.72	7.9
Other rent and landing fees	0.71	0.73	(2.5)
Aircraft rent	0.46	0.48	(4.1)
Selling expenses	0.59	0.53	11.0
Depreciation and amortization	0.66	0.60	10.0
Special items, net	0.32	0.10	nm
Other	1.89	1.80	5.0

Total mainline CASM	12.51	11.32	10.6
Special items, net	(0.32)	(0.10)	nm
Aircraft fuel and related taxes	(2.38)	(2.10)	13.4

Mainline CASM, excluding special items and fuel	9.82	9.12	7.6

Significant changes in the components of mainline CASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 13.4% primarily due to a 14.5% increase in the average price per gallon of fuel to $1.62 in the second quarter of 2017 from $1.41 in the 2016 period.

•

Salaries, wages and benefits per ASM increased 11.0% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017, as well as rate increases for maintenance and fleet service work groups, which became effective in the third quarter of 2016.

•

Maintenance, materials and repairs per ASM increased 7.9% as compared to the 2016 period primarily due to a contract change impacting the timing of maintenance expenses incurred. Certain flight equipment was transitioned to a new flight hour based contract (referred to as power by the hour) where expense is incurred and recognized based on actual hours flown. Previously this flight equipment was covered by a time and materials based contract where expense is incurred and recognized as maintenance is performed.

•	Selling expenses per ASM increased 11.0% primarily due to higher revenues in the second quarter of 2017 as compared to the 2016 period, resulting in higher commissions.

•	Depreciation and amortization per ASM increased 10.0% primarily due to aircraft purchased in connection with our fleet renewal program.

•	Other operating expenses per ASM increased 5.0% primarily due to expenses associated with improving our product offerings, customer experience and operational reliability.

Operating Special Items, Net

	Three Months Ended June 30,
	2017	2016
	(In millions)
Merger integration expenses (1)	$68	$97
Fleet restructuring expenses (2)	48	15
Mark-to-market adjustments for bankruptcy obligations and other	38	(56)
Labor contract expenses (3)	45	—
Other operating charges, net	3	6

Total mainline operating special items, net	202	62
Regional operating special items, net (4)	1	3

Total operating special items, net	$203	$65

(1)

Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training. Additionally, the 2016 period also included costs related to alignment of labor union contracts, re-branded uniforms, relocation and severance.

(2)	Fleet restructuring expenses driven by the Merger principally included the acceleration of aircraft depreciation and impairments for aircraft grounded or expected to be grounded earlier than planned.

(3)

Labor contract expenses primarily included one-time charges to adjust the vacation accruals for pilots and flight attendants as a result of the mid-contract pay rate adjustments effective in the second quarter of 2017.

(4)	Regional operating special items, net principally related to Merger integration expenses.

Regional Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$329	$279	$50	18.0
Other	1,291	1,239	52	4.3

Total regional operating expenses	$1,620	$1,518	$102	6.8

Regional operating expenses increased $102 million, or 6.8%, in the second quarter of 2017 from the 2016 period. The period-over-period increase was primarily due to a $50 million, or 18.0%, increase in fuel costs and a $52 million, or 4.3%, increase in other regional operating expenses. The average price per gallon of fuel increased 15.9% to $1.69 in the second quarter of 2017 from $1.46 in the 2016 period, on a 1.8% increase in consumption. The increase in other regional operating expenses was primarily driven by a 1.7% increase in capacity, principally from our wholly-owned regional carriers. See Note 10 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on regional expenses.

Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Interest income	$24	$16	$8	52.7
Interest expense, net	(263)	(249)	(14)	5.8
Other, net	(5)	(25)	20	(80.6)

Total nonoperating expense, net	$(244)	$(258)	$14	(5.5)

Our short-term investments in each period consisted of highly liquid investments that provided relatively nominal returns. Interest income increased $8 million, or 52.7%, principally due to an increase in interest rates, which drove more than a 50 basis point increase in average yields in the second quarter of 2017 as compared to the 2016 period.

Interest expense, net increased $14 million in the second quarter of 2017 as compared to the 2016 period primarily due to higher outstanding debt as a result of aircraft financings associated with our fleet renewal program.

Other nonoperating expense, net in the 2016 period primarily included $36 million of net special charges consisting of debt issuance and extinguishment costs associated with a bond refinancing, offset in part by $17 million of foreign currency gains.

Income Taxes

In the second quarter 2017, we recorded an income tax provision of $488 million, which was substantially non-cash due to utilization of our net operating losses (NOLs). Substantially all of our income before income taxes is attributable to the United States. At December 31, 2016, we had approximately $10.5 billion of gross NOLs to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017.

See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

We realized pre-tax income of $1.7 billion and $2.6 billion in the first six months of 2017 and 2016, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $2.0 billion and $2.8 billion in the first six months of 2017 and 2016, respectively.

Our pre-tax results on both a GAAP basis and excluding pre-tax net special items for the first six months of 2017 were principally driven by higher fuel costs as well as higher salaries, wages and benefits, which were offset in part by higher revenues.

Operating Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline passenger	$14,353	$13,773	$580	4.2
Regional passenger	3,384	3,309	75	2.3
Cargo	368	336	32	9.8
Other	2,624	2,380	244	10.2

Total operating revenues	$20,729	$19,798	$931	4.7

This table presents our total passenger revenues and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Six Months Ended June 30, 2016
	Six Months Ended June 30, 2017	Passenger Revenue	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Mainline passenger	$14,353	4.2%	0.2%	(0.1)%	0.3 pts	4.0%	4.3%
Regional passenger	3,384	2.3%	1.7%	2.7%	(0.8)pts	0.6%	(0.4)%

Total passenger revenues	$17,737	3.8%	0.4%	0.2%	0.1 pts	3.4%	3.6%

Total passenger revenues increased $655 million, or 3.8%, in the first six months of 2017 from the 2016 period primarily driven by a 3.4% period-over-period increase in consolidated passenger yields. Domestic consolidated yields increased 4.8% and international yields rose 0.9%, due principally to improved revenue performance in Central/South American and Caribbean regions.

Cargo revenue increased $32 million, or 9.8%, in the first six months of 2017 from the 2016 period primarily driven by an increase in freight volume.

Other revenue primarily includes revenue associated with our loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $244 million, or 10.2%, in the first six months of 2017 from the 2016 period primarily driven by an increase in loyalty program revenue. In the first six months of 2017 and 2016, other revenue associated with our loyalty program was $1.2 billion and $952 million, respectively, of which $1.1 billion and $856 million, respectively, related to the marketing component of mileage sales and other marketing related payments. This period-over-period increase was primarily due to revenues associated with our new co-branded credit card agreements that became effective in the third quarter of 2016.

Total operating revenues in the first six months of 2017 increased $931 million, or 4.7%, from the 2016 period driven principally by a 3.8% increase in total passenger revenues as described above. Our mainline and regional TRASM was 15.23 cents in the first six months of 2017, a 4.5% increase as compared to 14.58 cents in the 2016 period.

Mainline Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,912	$2,343	$569	24.2
Salaries, wages and benefits	5,829	5,322	507	9.5
Maintenance, materials and repairs	987	871	116	13.3
Other rent and landing fees	892	879	13	1.5
Aircraft rent	589	609	(20)	(3.3)
Selling expenses	694	642	52	8.0
Depreciation and amortization	822	729	93	12.8
Special items, net	320	161	159	99.4
Other	2,354	2,205	149	6.8

Total mainline operating expenses	$15,399	$13,761	$1,638	11.9

Mainline operating expenses increased $1.6 billion, or 11.9%, in the first six months of 2017 from the 2016 period. The increase in operating expenses was primarily driven by higher fuel costs as well as salaries, wages and benefits. See detailed explanations below relating to changes in mainline CASM.

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

The major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the six months ended June 30, 2017 and 2016 are as follows (amounts may not recalculate due to rounding):

	Six Months Ended June 30,		Percent Increase (Decrease)
	2017	2016
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.42	1.95	24.4
Salaries, wages and benefits	4.85	4.43	9.7
Maintenance, materials and repairs	0.82	0.72	13.4
Other rent and landing fees	0.74	0.73	1.6
Aircraft rent	0.49	0.51	(3.2)
Selling expenses	0.58	0.53	8.2
Depreciation and amortization	0.68	0.61	12.9
Special items, net	0.27	0.13	99.7
Other	1.96	1.83	6.9

Total mainline CASM	12.82	11.45	12.0
Special items, net	(0.27)	(0.13)	99.7
Aircraft fuel and related taxes	(2.42)	(1.95)	24.4

Mainline CASM, excluding special items and fuel	10.13	9.36	8.2

Significant changes in the components of mainline CASM are as follows:

•

Aircraft fuel and related taxes per ASM increased 24.4% primarily due to a 25.7% increase in the average price per gallon of fuel to $1.65 in the first six months of 2017 from $1.31 in the 2016 period, offset in part by a 1.1% decrease in gallons of fuel consumed.

•

Salaries, wages and benefits per ASM increased 9.7% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017, as well as rate increases for maintenance and fleet service work groups, which became effective in the third quarter of 2016.

•

Maintenance, materials and repairs per ASM increased 13.4% as compared to the 2016 period primarily due to a contract change impacting the timing of maintenance expenses incurred. Certain flight equipment was transitioned to a new flight hour based contract (referred to as power by the hour) where expense is incurred and recognized based on actual hours flown. Previously this flight equipment was covered by a time and materials based contract where expense is incurred and recognized as maintenance is performed.

•	Selling expenses per ASM increased 8.2% primarily due to higher revenues in the first six months of 2017 as compared to the 2016 period, resulting in higher commissions.

•	Depreciation and amortization per ASM increased 12.9% primarily due to aircraft purchased in connection with our fleet renewal program.

•	Other operating expenses per ASM increased 6.9% primarily due to expenses associated with improving our product offerings, customer experience and operational reliability.

Operating Special Items, Net

	Six Months Ended June 30,
	2017	2016
	(In millions)
Merger integration expenses (1)	$130	$201
Fleet restructuring expenses (2)	111	41
Mark-to-market adjustments for bankruptcy obligations and other	20	(61)
Labor contract expenses (3)	45	—
Other operating charges (credits), net	14	(20)

Total mainline operating special items, net	320	161
Regional operating special items, net (4)	4	8

Total operating special items, net	$324	$169

(1)

Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training. Additionally, the 2016 period also included costs related to alignment of labor union contracts, re-branded uniforms, relocation and severance.

(2)	Fleet restructuring expenses driven by the Merger principally included the acceleration of aircraft depreciation and impairments for aircraft grounded or expected to be grounded earlier than planned.

(3)

Labor contract expenses primarily included one-time charges to adjust the vacation accruals for pilots and flight attendants as a result of the mid-contract pay rate adjustments effective in the second quarter of 2017.

(4)	Regional operating special items, net principally related to Merger integration expenses.

Regional Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$648	$498	$150	30.0
Other	2,546	2,452	94	3.8

Total regional operating expenses	$3,194	$2,950	$244	8.3

Regional operating expenses increased $244 million, or 8.3%, in the first six months of 2017 from the 2016 period. The period-over-period increase was primarily due to a $150 million, or 30.0%, increase in fuel costs and a $94 million, or 3.8%, increase in other regional operating expenses. The average price per gallon of fuel increased 27.2% to $1.72 in the first six months of 2017 from $1.35 in the 2016 period, on a 2.2% increase in consumption. The increase in other regional operating expenses was primarily driven by a 2.7% increase in capacity, principally from our wholly-owned regional carriers. See Note 10 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on regional expenses.

Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Interest income	$45	$28	$17	57.7
Interest expense, net	(520)	(488)	(32)	6.6
Other, net	(5)	(17)	12	(69.2)

Total nonoperating expense, net	$(480)	$(477)	$(3)	0.8

Our short-term investments in each period consisted of highly liquid investments that provided relatively nominal returns. Interest income increased $17 million, or 57.7%, principally due to an increase in interest rates, which drove more than a 50 basis point increase in average yields in the first six months of 2017 as compared to the 2016 period.

Interest expense, net increased $32 million in the first six months of 2017 as compared to the 2016 period primarily due to higher outstanding debt as a result of aircraft financings associated with our fleet renewal program.

Other nonoperating expense, net in the 2016 period primarily included $36 million of net special charges consisting of debt issuance and extinguishment costs associated with a bond refinancing, offset in part by $27 million of foreign currency gains.

Income Taxes

In the first six months of 2017, we recorded an income tax provision of $619 million, which was substantially non-cash due to utilization of our NOLs. Substantially all of our income before income taxes is attributable to the United States. At December 31, 2016, we had approximately $10.5 billion of gross NOLs to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017.

See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

American’s Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

American realized pre-tax income of $1.3 billion and $1.5 billion in the second quarters of 2017 and 2016, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $1.5 billion and $1.6 billion in the second quarters of 2017 and 2016, respectively.

American’s second quarter 2017 pre-tax results on both a GAAP basis and excluding pre-tax net special items were principally driven by higher salaries, wages and benefits and higher fuel costs, which were offset in part by higher revenues.

Operating Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline passenger	$7,747	$7,209	$538	7.5
Regional passenger	1,835	1,786	49	2.8
Cargo	196	174	22	13.1
Other	1,324	1,191	133	11.2

Total operating revenues	$11,102	$10,360	$742	7.2

Total passenger revenues increased $587 million, or 6.5%, in the second quarter of 2017 from the 2016 period primarily driven by a period-over-period increase in consolidated passenger yields.

Cargo revenue increased $22 million, or 13.1%, in the second quarter of 2017 from the 2016 period primarily driven by an increase in freight volume.

Other revenue primarily includes revenue associated with American’s loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $133 million, or 11.2%, in the second quarter of 2017 from the 2016 period primarily driven by an increase in loyalty program revenue. In the second quarters of 2017 and 2016, other revenue associated with American’s loyalty program was $581 million and $461 million, respectively, of which $549 million and $430 million, respectively, related to the marketing component of mileage sales and other marketing related payments. This period-over-period increase was primarily due to revenues associated with American’s new co-branded credit card agreements that became effective in the third quarter of 2016.

Total operating revenues in the second quarter of 2017 increased $742 million, or 7.2%, from the 2016 period driven principally by a 6.5% increase in total passenger revenues as described above.

Mainline Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,510	$1,314	$196	14.9
Salaries, wages and benefits	2,999	2,668	331	12.5
Maintenance, materials and repairs	495	453	42	9.4
Other rent and landing fees	452	458	(6)	(1.2)
Aircraft rent	294	302	(8)	(2.8)
Selling expenses	376	334	42	12.5
Depreciation and amortization	418	374	44	11.5
Special items, net	202	62	140	nm
Other	1,200	1,128	72	6.3

Total mainline operating expenses	$7,946	$7,093	$853	12.0

Mainline operating expenses increased $853 million, or 12.0%, in the second quarter of 2017 from the 2016 period. The increase in operating expenses was primarily driven by higher salaries, wages and benefits as well as higher fuel costs. Detailed explanations related to the changes in American’s mainline operating expenses are as follows:

•	Aircraft fuel and related taxes increased 14.9% primarily due to a 14.5% increase in the average price per gallon of fuel to $1.62 in the second quarter of 2017 from $1.41 in the 2016 period.

•

Salaries, wages and benefits increased 12.5% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017, as well as rate increases for maintenance and fleet service work groups, which became effective in the third quarter of 2016.

•

Maintenance, materials and repairs increased 9.4% as compared to the 2016 period primarily due to a contract change impacting the timing of maintenance expenses incurred. Certain flight equipment was transitioned to a new flight hour based contract (referred to as power by the hour) where expense is incurred and recognized based on actual hours flown. Previously this flight equipment was covered by a time and materials based contract where expense is incurred and recognized as maintenance is performed.

•	Selling expenses increased 12.5% primarily due to higher revenues in the second quarter of 2017 as compared to the 2016 period, resulting in higher commissions.

•	Depreciation and amortization increased 11.5% primarily due to aircraft purchased in connection with American’s fleet renewal program.

•	Other operating expenses increased 6.3% primarily due to expenses associated with improving our product offerings, customer experience and operational reliability.

Operating Special Items, Net

	Three Months Ended June 30,
	2017	2016
	(In millions)
Merger integration expenses (1)	$68	$97
Fleet restructuring expenses (2)	48	15
Mark-to-market adjustments for bankruptcy obligations and other	38	(56)
Labor contract expenses (3)	45	—
Other operating charges, net	3	6

Total mainline operating special items, net	202	62
Regional operating special items, net (4)	1	3

Total operating special items, net	$203	$65

(1)

Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training. Additionally, the 2016 period also included costs related to alignment of labor union contracts, re-branded uniforms, relocation and severance.

(2)	Fleet restructuring expenses driven by the Merger principally included the acceleration of aircraft depreciation and impairments for aircraft grounded or expected to be grounded earlier than planned.

(3)

Labor contract expenses primarily included one-time charges to adjust the vacation accruals for pilots and flight attendants as a result of the mid-contract pay rate adjustments effective in the second quarter of 2017.

(4)	Regional operating special items, net principally related to Merger integration expenses.

Regional Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$329	$279	$50	18.0
Other	1,300	1,231	69	5.6

Total regional operating expenses	$1,629	$1,510	$119	7.9

Regional operating expenses increased $119 million, or 7.9%, in the second quarter of 2017 from the 2016 period. The period-over-period increase was primarily due to a $50 million, or 18.0%, increase in fuel costs and a $69 million, or 5.6%, increase in other regional operating expenses. The average price per gallon of fuel increased 15.9% to $1.69 in the second quarter of 2017 from $1.46 in the 2016 period, on a 1.8% increase in consumption. The increase in other regional operating expenses was primarily driven by increased capacity. See Note 8 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for further information on regional expenses.

Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Interest income	$53	$25	$28	nm
Interest expense, net	(246)	(228)	(18)	8.4
Other, net	(5)	(26)	21	(82.7)

Total nonoperating expense, net	$(198)	$(229)	$31	(13.4)

American’s short-term investments in each period consisted of highly liquid investments that provided relatively nominal returns. Interest income increased $28 million principally due to an increase in interest rates, which drove more than a 50 basis point increase in average yields in the second quarter of 2017 as compared to the 2016 period.

Interest expense, net increased $18 million in the second quarter of 2017 as compared to the 2016 period primarily due to higher outstanding debt as a result of aircraft financings associated with American’s fleet renewal program.

Other nonoperating expense, net in the 2016 period primarily included $36 million of net special charges consisting of debt issuance and extinguishment costs associated with a bond refinancing, offset in part by $17 million of foreign currency gains.

Income Taxes

In the second quarter 2017, American recorded an income tax provision of $502 million, which was substantially non-cash due to utilization of its NOLs. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2016, American had approximately $11.3 billion of gross NOLs to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017.

See Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

American realized pre-tax income of $1.7 billion and $2.7 billion in the first six months of 2017 and 2016, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $2.1 billion and $2.9 billion in the first six months of 2017 and 2016, respectively.

American’s pre-tax results on both a GAAP basis and excluding pre-tax net special items for the first six months of 2017 were principally driven by higher fuel costs as well as higher salaries, wages and benefits, which were offset in part by higher revenues.

Operating Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline passenger	$14,353	$13,773	$580	4.2
Regional passenger	3,384	3,309	75	2.3
Cargo	368	336	32	9.8
Other	2,617	2,369	248	10.5

Total operating revenues	$20,722	$19,787	$935	4.7

Total passenger revenues increased $655 million, or 3.8%, in the first six months of 2017 from the 2016 period primarily driven by a period-over-period increase in consolidated passenger yields.

Cargo revenue increased $32 million, or 9.8%, in the first six months of 2017 from the 2016 period primarily driven by an increase in freight volume.

Other revenue primarily includes revenue associated with American’s loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $248 million, or 10.5%, in the first six months of 2017 from the 2016 period primarily driven by an increase in loyalty program revenue. In the first six months of 2017 and 2016, other revenue associated with American’s loyalty program was $1.2 billion and $952 million, respectively, of which $1.1 billion and $856 million, respectively, related to the marketing component of mileage sales and other marketing related payments. This period-over-period increase was primarily due to revenues associated with American’s new co-branded credit card agreements that became effective in the third quarter of 2016.

Total operating revenues in the first six months of 2017 increased $935 million, or 4.7%, from the 2016 period driven principally by a 3.8% increase in total passenger revenues as described above.

Mainline Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,912	$2,343	$569	24.2
Salaries, wages and benefits	5,823	5,318	505	9.5
Maintenance, materials and repairs	987	871	116	13.3
Other rent and landing fees	892	879	13	1.5
Aircraft rent	589	609	(20)	(3.3)
Selling expenses	694	642	52	8.0
Depreciation and amortization	822	729	93	12.8
Special items, net	320	161	159	99.4
Other	2,354	2,208	146	6.6

Total mainline operating expenses	$15,393	$13,760	$1,633	11.9

Mainline operating expenses increased $1.6 billion, or 11.9%, in the first six months of 2017 from the 2016 period. The increase in operating expenses was primarily driven by higher fuel costs as well as salaries, wages and benefits. Detailed explanations related to the changes in American’s mainline operating expenses are as follows:

•

Aircraft fuel and related taxes increased 24.2% primarily due to a 25.7% increase in the average price per gallon of fuel to $1.65 in the first six months of 2017 from $1.31 in the 2016 period, offset in part by a 1.1% decrease in gallons of fuel consumed.

•

Salaries, wages and benefits increased 9.5% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017, as well as rate increases for maintenance and fleet service work groups, which became effective in the third quarter of 2016.

•

Maintenance, materials and repairs increased 13.3% as compared to the 2016 period primarily due to a contract change impacting the timing of maintenance expenses incurred. Certain flight equipment was transitioned to a new flight hour based contract (referred to as power by the hour) where expense is incurred and recognized based on actual hours flown. Previously this flight equipment was covered by a time and materials based contract where expense is incurred and recognized as maintenance is performed.

•	Selling expenses increased 8.0% primarily due to higher revenues in the first six months of 2017 as compared to the 2016 period, resulting in higher commissions.

•	Depreciation and amortization increased 12.8% primarily due to aircraft purchased in connection with American’s fleet renewal program.

•	Other operating expenses increased 6.6% primarily due to expenses associated with improving our product offerings, customer experience and operational reliability.

Operating Special Items, Net

	Six Months Ended June 30,
	2017	2016
	(In millions)
Merger integration expenses (1)	$130	$201
Fleet restructuring expenses (2)	111	41
Mark-to-market adjustments for bankruptcy obligations and other	20	(61)
Labor contract expenses (3)	45	—
Other operating charges (credits), net	14	(20)

Total mainline operating special items, net	320	161
Regional operating special items, net (4)	4	8

Total operating special items, net	$324	$169

(1)

Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training. Additionally, the 2016 period also included costs related to alignment of labor union contracts, re-branded uniforms, relocation and severance.

(2)	Fleet restructuring expenses driven by the Merger principally included the acceleration of aircraft depreciation and impairments for aircraft grounded or expected to be grounded earlier than planned.

(3)

Labor contract expenses primarily included one-time charges to adjust the vacation accruals for pilots and flight attendants as a result of the mid-contract pay rate adjustments effective in the second quarter of 2017.

(4)	Regional operating special items, net principally related to Merger integration expenses.

Regional Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$648	$498	$150	30.0
Other	2,551	2,449	102	4.2

Total regional operating expenses	$3,199	$2,947	$252	8.6

Regional operating expenses increased $252 million, or 8.6%, in the first six months of 2017 from the 2016 period. The period-over-period increase was primarily due to a $150 million, or 30.0%, increase in fuel costs and a $102 million, or 4.2%, increase in other regional operating expenses. The average price per gallon of fuel increased 27.2% to $1.72 in the first six months of 2017 from $1.35 in the 2016 period, on a 2.2% increase in consumption. The increase in other regional operating expenses was primarily driven by increased capacity. See Note 8 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for further information on regional expenses.

Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Interest income	$102	$46	$56	nm
Interest expense, net	(488)	(445)	(43)	9.5
Other, net	(5)	(18)	13	(71.1)

Total nonoperating expense, net	$(391)	$(417)	$26	(6.4)

American’s short-term investments in each period consisted of highly liquid investments that provided relatively nominal returns. Interest income increased $56 million principally due to an increase in interest rates, which drove more than a 50 basis point increase in average yields in the first six months of 2017 as compared to the 2016 period.

Interest expense, net increased $43 million in the first six months of 2017 as compared to the 2016 period primarily due to higher outstanding debt as a result of aircraft financings associated with American’s fleet renewal program.

Other nonoperating expense, net in the 2016 period primarily included $36 million of net special charges consisting of debt issuance and extinguishment costs associated with a bond refinancing, offset in part by $27 million of foreign currency gains.

Income Taxes

In the first six months of 2017, American recorded an income tax provision of $650 million, which was substantially non-cash due to utilization of its NOLs. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2016, American had approximately $11.3 billion of gross NOLs to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017.

See Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Liquidity and Capital Resources

Liquidity

As of June 30, 2017, AAG had approximately $9.3 billion in total available liquidity and $554 million in restricted cash and short-term investments. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Cash	$386	$322	$368	$310
Short-term investments	6,500	6,037	6,498	6,034
Undrawn revolving credit facilities	2,425	2,425	2,425	2,425

Total available liquidity	$9,311	$8,784	$9,291	$8,769

Share Repurchase Programs

Since July 2014, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of June 30, 2017, $1.0 billion remained unused under a repurchase program that expires on December 31, 2018. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

During the three months ended June 30, 2017, we repurchased 10.0 million shares of AAG common stock for $450 million at a weighted average cost per share of $45.01. During the six months ended June 30, 2017, we repurchased 21.7 million shares of AAG common stock for $962 million at a weighted average cost per share of $44.36. Since the inception of our share repurchase programs in July 2014, we have repurchased 250.0 million shares of AAG common stock for $10.0 billion at a weighted average cost per share of $39.84.

Cash Dividends

Our Board of Directors declared the following cash dividends during the first six months of 2017:

Period	Per share	For stockholders of record as of	Payable on	Total (millions)
First Quarter	$0.10	February 13, 2017	February 27, 2017	$51
Second Quarter	$0.10	May 16, 2017	May 30, 2017	50

Total				$101

In July 2017, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on August 14, 2017, and payable on August 28, 2017.

Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

Sources and Uses of Cash

AAG

Operating Activities

Our net cash provided by operating activities was $3.9 billion and $4.8 billion for the first six months of 2017 and 2016, respectively, a period-over-period decrease of $895 million. The decrease was primarily due to lower profitability in the first six months of 2017 driven by higher fuel costs as well as salaries, wages and benefits, which were offset in part by higher revenues.

Investing Activities

Our net cash used in investing activities was $3.3 billion and $3.8 billion for the first six months of 2017 and 2016, respectively.

Our principal investing activities in the 2017 period included expenditures of $3.2 billion for property and equipment, primarily 42 aircraft, including 15 Airbus A321 aircraft, 10 Boeing 737-800 aircraft, nine Embraer 175 aircraft, and eight

Boeing 787 aircraft. We also had $456 million in net purchases of short-term investments. These cash outflows were offset in part by $313 million of proceeds from the sale of property and equipment, primarily including cash proceeds from aircraft sale-leaseback transactions.

Our principal investing activities in the 2016 period included expenditures of $3.1 billion for property and equipment, primarily 56 aircraft, including 15 Bombardier CRJ900 aircraft, 13 Airbus A321 aircraft, 12 Embraer 175 aircraft, 10 Boeing 737-800 aircraft, four Boeing 787 aircraft and two Boeing 777 aircraft. We also had $795 million in net purchases of short-term investments.

Financing Activities

Our net cash used in financing activities was $621 million and $1.0 billion for the first six months of 2017 and 2016, respectively.

Our principal financing activities in the 2017 period included proceeds of $1.6 billion from the issuance of debt, primarily the issuance of $1.1 billion of EETCs and $533 million borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $1.1 billion in scheduled debt repayments, $1.0 billion in share repurchases and $102 million in dividend payments.

Our principal financing activities in the 2016 period included proceeds of $4.5 billion from the issuance of debt, primarily including the issuance of $1.7 billion of EETCs, $1.0 billion provided under the 2016 Term Loan Facility, an $844 million issuance of special facility revenue refunding bonds related to JFK and an additional $1.0 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $3.2 billion in share repurchases, $2.2 million in debt repayments, primarily including the repayment of $588 million in remaining principal of the 2013 Citicorp Credit Facility Tranche B-2 and the refunding of approximately $1.0 billion of special facility revenue bonds related to JFK, and $119 million in dividend payments.

American

Operating Activities

American’s net cash provided by operating activities was $2.8 billion and $1.4 billion for the first six months of 2017 and 2016, respectively, a period-over-period increase of $1.3 billion. We have the ability to move funds freely between our subsidiaries to support our cash requirements. The increase in operating cash flows during the first six months of 2017 as compared to the 2016 period was primarily due to a decrease in intercompany cash transfers from American to AAG. This increase in operating cash flows was offset in part by lower profitability in the first six months of 2017 driven by higher fuel costs as well as salaries, wages and benefits, which were offset in part by higher revenues.

Investing Activities

American’s net cash used in investing activities was $3.2 billion and $3.7 billion for the first six months of 2017 and 2016, respectively.

American’s principal investing activities in the 2017 period included expenditures of $3.2 billion for property and equipment, primarily 42 aircraft, including 15 Airbus A321 aircraft, 10 Boeing 737-800 aircraft, nine Embraer 175 aircraft, and eight Boeing 787 aircraft. American also had $456 million in net purchases of short-term investments. These cash outflows were offset in part by $312 million of proceeds from the sale of property and equipment, primarily including cash proceeds from aircraft sale-leaseback transactions.

American’s principal investing activities in the 2016 period included expenditures of $3.0 billion for property and equipment, primarily 56 aircraft, including 15 Bombardier CRJ900 aircraft, 13 Airbus A321 aircraft, 12 Embraer 175 aircraft, 10 Boeing 737-800 aircraft, four Boeing 787 aircraft and two Boeing 777 aircraft. American also had $795 million in net purchases of short-term investments.

Financing Activities

American’s net cash provided by financing activities was $494 million and $2.3 billion for the first six months of 2017 and 2016, respectively.

American’s principal financing activities in the 2017 period included proceeds of $1.6 billion from the issuance of debt, primarily the issuance of $1.1 billion of EETCs and $533 million borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $1.1 billion in scheduled debt repayments.

American’s principal financing activities in the 2016 period included proceeds of $4.5 billion from the issuance of debt, primarily including the issuance of $1.7 billion of EETCs, $1.0 billion provided under the 2016 Term Loan Facility, an $844 million issuance of special facility revenue refunding bonds related to JFK and an additional $1.0 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $2.2 billion in debt repayments, primarily including the repayment of $588 million in remaining principal of the 2013 Citicorp Credit Facility Tranche B-2 and the refunding of approximately $1.0 billion of special facility revenue bonds related to JFK.

Commitments

Significant Indebtedness

As of June 30, 2017, AAG and American had $25.1 billion and $23.3 billion, respectively, including current maturities of $2.3 billion and $1.8 billion, respectively, in long-term debt and capital leases. During the six months ended June 30, 2017, there have been no material changes in our significant indebtedness as discussed in our 2016 Form 10-K, except as discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 3 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.

Collateral Related Covenants

Certain of our debt financing agreements contain loan to value ratio covenants and require us to appraise the related collateral annually. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part. As of June 30, 2017, we were in compliance with the collateral coverage tests for the 2013 Credit Facilities, the 2014 Credit Facilities, the April 2016 Credit Facilities and the December 2016 Credit Facilities as of the most recent measurement dates.

Credit Ratings

The following table details AAG and American’s credit ratings as of June 30, 2017:

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

Aircraft and Engine Purchase Commitments

As of June 30, 2017, we had definitive purchase agreements with Airbus, Boeing and Embraer for the acquisition of the following mainline and regional aircraft:

	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter	Total
Airbus
A320 Family	5	—	—	—	—	—	5
A320neo Family	—	—	25	25	25	25	100
A350 XWB	—	—	—	2	5	15	22
Boeing
737-800	10	—	—	—	—	—	10
737 MAX Family	4	16	20	20	20	20	100
787 Family	5	6	2	—	—	—	13
Embraer
ERJ175 (1)	7	—	—	—	—	—	7

Total	31	22	47	47	50	60	257

(1)	These aircraft may be operated by wholly-owned regional subsidiaries which would operate the aircraft under capacity purchase arrangements.

We also have agreements for 42 spare engines to be delivered in 2017 and beyond.

As of June 30, 2017, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through the end of 2017: three Boeing 737-800 aircraft, five Boeing 787 family aircraft and four Boeing 737 MAX family aircraft. In addition, we do not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.

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

Labor Contracts

In the second quarter of 2017, we implemented a mid-contract hourly base pay rate adjustment for our flight attendants and pilots of an average of approximately 5% and 8%, respectively. We estimate that this adjustment will result in an increase in our salary and benefits expense of approximately $230 million for 2017 and $350 million for 2018 and 2019. The amendable dates for these workgroups are December 2019 (flight attendants) and January 2020 (pilots).

Contractual Obligations

The following table provides details of our future cash contractual obligations as of June 30, 2017 (in millions):

	Payments Due by Period
	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter	Total
American
Debt and capital lease obligations (1) (3)	$820	$2,078	$2,105	$3,513	$2,778	$12,024	$23,318
Interest obligations (2) (3)	474	927	849	740	608	1,800	5,398
Aircraft and engine purchase commitments (4)	1,778	1,664	2,714	2,837	2,959	3,741	15,693
Operating lease commitments (5)	1,042	2,054	1,838	1,668	1,266	3,987	11,855
Regional capacity purchase agreements (6)	836	1,395	1,284	1,051	858	2,745	8,169
Minimum pension obligations (7)	—	62	1,136	800	793	3,082	5,873
Retiree medical and other postretirement benefits and other obligations (8)	793	1,075	471	136	280	322	3,077

Total American Contractual Obligations	$5,743	$9,255	$10,397	$10,745	$9,542	$27,701	$73,383

AAG Parent and Other AAG Subsidiaries
Debt and capital lease obligations (1)	$—	$500	$750	$506	$2	$22	$1,780
Interest obligations (2)	48	82	67	14	2	8	221
Operating lease commitments	10	15	9	7	9	16	66

Total AAG Contractual Obligations	$5,801	$9,852	$11,223	$11,272	$9,555	$27,747	$75,450

(1)

Amounts represent contractual amounts due. Excludes $229 million and $10 million of unamortized debt discount, premium and issuance costs as of June 30, 2017 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 3 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B.

(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at June 30, 2017.

(3)

Includes $11.3 billion of future principal payments and $2.7 billion of future interest payments, respectively, as of June 30, 2017, related to EETC notes associated with mortgage financings for the purchase of certain aircraft.

(4)	See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about these obligations.

(5)	Includes $1.3 billion of future minimum lease payments related to EETC leverage leased financings of certain aircraft as of June 30, 2017.

(6)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially. In the second quarter of 2017, Republic Airways Holdings Inc. (Republic), a third-party regional carrier operating under a capacity purchase agreement with us, emerged from Chapter 11 bankruptcy. In connection with Republic’s bankruptcy process, we restructured our contractual relationship with Republic and received an approximate 25% ownership interest in Republic in consideration for our unsecured claim in the case. This ownership interest is accounted for under the equity method and our portion of Republic’s financial results are recognized within other, net on the condensed consolidated statement of operations.

(7)	Includes minimum pension contributions based on actuarially determined estimates.

(8)

Includes retiree medical and other postretirement benefit payments, a $200 million equity investment in China Southern Airlines, the closing of which is dependent upon obtaining regulatory and other approvals, and other minimum purchase obligations.

Capital Raising Activity and Other Possible Actions

In light of our significant financial commitments related to, among other things, new aircraft, the servicing and amortization of existing debt and equipment leasing arrangements, and future pension funding obligations, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations and these sources, however, may not be sufficient to cover cash contractual obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks or natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, or aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

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

Critical Accounting Policies and Estimates

In the second quarter of 2017, there were no changes to our critical accounting policies and estimates from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2016 Form 10-K.

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

Aircraft Fuel

As of June 30, 2017, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Our 2017 forecasted mainline and regional fuel consumption is presently approximately 4.4 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $44 million increase in annual expense.

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

Interest

Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term investments. If annual interest rates increase 100 basis points, based on our June 30, 2017 variable-rate debt and short-term investments balances, annual interest expense on variable-rate debt would increase by approximately $98 million and annual interest income on short-term investments would increase by approximately $71 million.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of June 30, 2017 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are still in the process of integrating certain processes, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. For the quarter ended June 30, 2017, there has been no change in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2017.

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

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of June 30, 2017, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.

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

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On May 12, 2017, defendants filed a motion for summary judgment. On June 23, 2017, plaintiffs filed an opposition to defendants’ motion and cross-motion for summary judgment. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Accordingly, as of June 30, 2017, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.

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

We are party to antitrust-immunized cooperation agreements with British Airways, Iberia, Finnair, Royal Jordanian, Japan Airlines, LAN Airlines and LAN Peru. As part of the antitrust-immunized relationships, we have also established joint business agreements (JBAs) with British Airways, Iberia and Finnair, and separately with Japan Airlines. We signed a revised JBA with Qantas Airways and applied for antitrust immunity with the U.S. Department of Transportation (DOT) for the revised relationship, but we withdrew that application in November 2016 after it was tentatively denied by the DOT. However, we expect that more limited cooperation with Qantas will continue, and we intend to file a new application for antitrust immunity with the DOT this year, which, if granted, would allow us to expand that relationship further. In addition, we have signed JBAs with certain air carriers of the LATAM Airlines Group and have applied for approval in the relevant jurisdictions affected by such agreements, which applications have been approved in some cases but are still pending before a number of the relevant regulators. The foregoing arrangements are important aspects of our international network and we are dependent on the performance of the other airlines party to those agreements. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented.

Additional mergers and other forms of industry consolidation, including antitrust immunity grants, may take place and may not involve us as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with any such combinations, our competitive position relative to the post-

combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks will grow, and that growth will result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us. Such consolidation is not limited to the U.S., but could include further consolidation among international carriers in Europe and elsewhere.

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

Our business plan contemplates significant investments in modernizing our fleet. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of June 30, 2017, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2017-2021 would be approximately $12.0 billion. Accordingly, we will need substantial financing or other capital resources to finance such aircraft. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

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

Currently, we believe our labor costs are competitive relative to the other large network carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because we are in negotiations for some new agreements now and other agreements may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current or future labor negotiations, such as the employee profit sharing program we instituted effective January 1, 2016 and the mid-contract adjustment we provided to our flight attendants and pilots in 2017. As of December 31, 2016, approximately 85% of our employees were represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. Unions may also bring court actions and may seek to compel us to engage in bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create material additional costs that we did not anticipate.

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

A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain necessary personnel, including in particular pilots, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Many of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Volatility in fuel prices, disruptions to capital markets and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. For example, one of our significant third-party operators of regional capacity, Republic, commenced a Chapter 11 bankruptcy in 2016. In connection with Republic’s bankruptcy process, we restructured our contractual relationship with Republic and received an approximate 25% equity interest in Republic in consideration for our unsecured claim in the case which was settled solely for an equity interest in Republic. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.

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

In addition, in December 2015, at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, over 190 countries, including the United States, reached an agreement (the Paris Agreement) to reduce global greenhouse gas emissions. While the United States has since announced that it will withdraw from the Paris Agreement and there is no express reference to aviation in that agreement, to the extent countries implement that agreement or impose other climate change regulations, either with respect to the aviation industry or with respect to related industries such as the aviation fuel industry, it could have an adverse direct or indirect effect on our business.

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

We are highly dependent on existing and emerging technology and automated systems to operate our business. These technologies and systems include our computerized airline reservation system, flight operations systems, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information, as well as issue electronic tickets and process critical financial information in a timely manner. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our automated systems are not functioning or if our third-party service providers were to fail to adequately provide technical support, system maintenance or timely software upgrades for any one of our key existing systems, we could experience service disruptions or delays, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all, and any transition time to a new system may be significant.

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

If our personnel or one of our aircraft, or personnel of, or an aircraft that is operated under our brand by, one of our regional operators or an airline with which we have a marketing alliance, joint business or codeshare relationship, were to be involved in a public incident, accident or catastrophe, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident or catastrophe involving our personnel or one of our aircraft (or personnel and aircraft of our regional operators and our codeshare partners) could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition.

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

Since July 2014, as part of our capital deployment program, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of June 30, 2017, $1.0 billion remained unused under a repurchase program that expires on December 31, 2018. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The repurchase programs may be limited, suspended or discontinued at any time without prior notice.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended June 30, 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
April 2017	5,150,821	$43.31	5,150,821	$1,265
May 2017	2,942,746	$45.19	2,942,746	$1,132
June 2017	1,904,230	$49.33	1,904,230	$1,038

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

American Airlines Group Inc.

Date: July 28, 2017	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: July 28, 2017	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1#

Form of Letter Agreement, dated April 25, 2017, by and between American Airlines Group Inc. and each of Robert D. Isom, Jr., Elise Eberwein, Stephen L. Johnson and Derek J. Kerr (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on May 1, 2017 (Commission File No. 1-2691)).

10.2

Third Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of June 14, 2016, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto.

10.3*	Amendment No. 9, dated as of April 24, 2017, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, by and between American Airlines, Inc. and Airbus S.A.S.

10.4*

Third Amended and Restated Letter Agreement No. 9, dated as of April 24, 2017 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, by and between American Airlines, Inc. and Airbus S.A.S.

10.5*	Supplemental Agreement No. 9, dated as of April 24, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company.

10.6*	Supplemental Agreement No. 10, dated as of May 11, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company.

12.1	Computation of ratio of earnings to fixed charges of American Airlines Group Inc. for the six months ended June 30, 2017.

12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the six months ended June 30, 2017.

31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Confidential treatment has been requested with respect to certain portions of this agreement.

#	Indicates management contract or compensatory plan.