Form 10-Q
period 2017-09-30
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2017-10-26
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017

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
As of October 20, 2017, there were 478,499,073 shares of American Airlines Group Inc. common stock outstanding.
As of October 20, 2017, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2017

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues:
Mainline passenger	$7,628	$7,419	$21,981	$21,192
Regional passenger	1,749	1,731	5,133	5,040
Cargo	200	171	568	506
Other	1,301	1,273	3,924	3,653
Total operating revenues	10,878	10,594	31,606	30,391
Operating expenses:
Aircraft fuel and related taxes	1,570	1,393	4,481	3,736
Salaries, wages and benefits	2,995	2,772	8,824	8,094
Regional expenses	1,654	1,538	4,848	4,488
Maintenance, materials and repairs	487	481	1,474	1,352
Other rent and landing fees	471	463	1,363	1,342
Aircraft rent	304	299	892	908
Selling expenses	400	347	1,094	990
Depreciation and amortization	433	399	1,255	1,128
Special items, net	112	289	432	450
Other	1,220	1,182	3,575	3,386
Total operating expenses	9,646	9,163	28,238	25,874
Operating income	1,232	1,431	3,368	4,517
Nonoperating income (expense):
Interest income	25	16	70	45
Interest expense, net	(266)	(250)	(787)	(738)
Other, net	13	(8)	8	(25)
Total nonoperating expense, net	(228)	(242)	(709)	(718)
Income before income taxes	1,004	1,189	2,659	3,799
Income tax provision	380	452	998	1,412
Net income	$624	$737	$1,661	$2,387

Earnings per common share:
Basic	$1.29	$1.40	$3.37	$4.23
Diluted	$1.28	$1.40	$3.35	$4.20
Weighted average shares outstanding (in thousands):
Basic	484,772	525,415	493,164	564,886
Diluted	486,625	528,510	495,796	568,679
Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$624	$737	$1,661	$2,387
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(15)	(17)	(44)	(52)
Investments	—	2	—	6
Total other comprehensive loss, net of tax	(15)	(15)	(44)	(46)
Total comprehensive income	$609	$722	$1,617	$2,341
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$340	$322
Short-term investments	5,428	6,037
Restricted cash and short-term investments	393	638
Accounts receivable, net	1,700	1,594
Aircraft fuel, spare parts and supplies, net	1,315	1,094
Prepaid expenses and other	826	639
Total current assets	10,002	10,324
Operating property and equipment
Flight equipment	39,545	37,028
Ground property and equipment	7,902	7,116
Equipment purchase deposits	1,280	1,209
Total property and equipment, at cost	48,727	45,353
Less accumulated depreciation and amortization	(15,416)	(14,194)
Total property and equipment, net	33,311	31,159
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $612 and $578, respectively	2,214	2,173
Deferred tax asset	538	1,498
Other assets	2,245	2,029
Total other assets	9,088	9,791
Total assets	$52,401	$51,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$2,467	$1,855
Accounts payable	1,638	1,592
Accrued salaries and wages	1,413	1,516
Air traffic liability	4,653	3,912
Loyalty program liability	2,893	2,789
Other accrued liabilities	2,243	2,208
Total current liabilities	15,307	13,872
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	22,217	22,489
Pension and postretirement benefits	7,467	7,842
Other liabilities	3,462	3,286
Total noncurrent liabilities	33,146	33,617
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 479,999,894 shares issued and outstanding at September 30, 2017; 507,294,153 shares issued and outstanding at December 31, 2016	5	5
Additional paid-in capital	5,918	7,223
Accumulated other comprehensive loss	(5,127)	(5,083)
Retained earnings	3,152	1,640
Total stockholders’ equity	3,948	3,785
Total liabilities and stockholders’ equity	$52,401	$51,274
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$4,307	$5,897
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(4,563)	(4,271)
Purchases of short-term investments	(4,093)	(5,078)
Sales of short-term investments	4,714	4,587
Purchase of equity investment	(203)	—
Decrease in restricted cash and short-term investments	245	60
Proceeds from sale of property and equipment and sale-leaseback transactions	831	60
Net cash used in investing activities	(3,069)	(4,642)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,160	5,392
Payments on long-term debt and capital leases	(1,813)	(2,534)
Deferred financing costs	(66)	(39)
Treasury stock repurchases	(1,372)	(3,931)
Dividend payments	(150)	(172)
Other financing activities	21	20
Net cash used in financing activities	(1,220)	(1,264)
Net increase (decrease) in cash	18	(9)
Cash at beginning of period	322	390
Cash at end of period	$340	$381

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$15	$3
Supplemental information:
Interest paid, net	778	714
Income taxes paid	15	10
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
Recent Accounting Pronouncements
Revenue
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation. The new revenue standard applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. We will adopt the new revenue standard effective January 1, 2018. Entities have the choice to apply the new revenue standard either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the new revenue standard at the date of initial application and not adjusting comparative information. We will adopt the new revenue standard using the full retrospective method.
We are in the process of finalizing how the application of the new revenue standard will impact our condensed consolidated financial statements. We currently expect that the new revenue standard will materially impact our liability for outstanding mileage credits earned by AAdvantage loyalty program members. We currently use the incremental cost method to account for this portion of our loyalty program liability, which values these mileage credits based on the estimated incremental cost of carrying one additional passenger. The new revenue standard will require us to change our policy and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned will be deferred and recognized in passenger revenue upon future mileage redemption. The carrying value of the earned mileage credits recognized in loyalty program liability is expected to be materially greater under the relative selling price approach than the value attributed to these mileage credits under the incremental cost method. The new revenue standard will also require us to reclassify certain ancillary fees to passenger revenue, which are currently included within other operating revenue. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Recent Accounting Pronouncements” for our preliminary assessment of the quantitative impacts of the new revenue standard on our consolidated financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect we will adopt the new lease standard effective January 1, 2019. Entities are required to adopt the new lease standard using a modified retrospective approach for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. We are currently evaluating how the adoption of the new lease standard will impact our condensed consolidated financial statements. Interpretations are on-going and could have a material impact on our implementation. Currently, we expect that the adoption of the new lease standard will have a material impact on our condensed consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.
Statement of Cash Flows
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard is to be applied retrospectively to each period presented and is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We expect we will adopt this new standard effective January 1, 2018. This standard is not expected to have a material impact on our condensed consolidated financial statements.
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
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10)." ASU 2016-01 makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017. We will adopt this standard on January 1, 2018. Based on our portfolio of investments as of September 30, 2017, we do not expect the adoption of ASU 2016-01 to have a material impact on our condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2. Special Items, Net
Special items, net on the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Merger integration expenses (1)	$62	$194	$192	$395
Fleet restructuring expenses (2)	62	31	174	72
Mark-to-market adjustments for bankruptcy obligations and other	(12)	39	7	(22)
Labor contract expenses (3)	—	—	45	—
Other operating charges, net	—	25	14	5
Mainline operating special items, net	112	289	432	450

Regional operating special items, net (4)	(5)	5	(1)	13
Nonoperating special items, net (5)	3	—	12	36

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

(4)	Regional operating special items, net principally related to a gain on the sale of certain aircraft in the 2017 period and Merger integration expenses in the 2016 period.

(5)
Nonoperating special items, net primarily consisted of debt issuance and extinguishment costs associated with term loan refinancings. Additionally, the 2016 nine-month period included costs associated with a bond refinancing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

3. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic EPS:
Net income	$624	$737	$1,661	$2,387
Weighted average common shares outstanding (in thousands)	484,772	525,415	493,164	564,886
Basic EPS	$1.29	$1.40	$3.37	$4.23

Diluted EPS:
Net income for purposes of computing diluted EPS	$624	$737	$1,661	$2,387
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	484,772	525,415	493,164	564,886
Dilutive effect of stock awards	1,853	3,095	2,632	3,793
Diluted weighted average common shares outstanding	486,625	528,510	495,796	568,679
Diluted EPS	$1.28	$1.40	$3.35	$4.20

Restricted stock unit awards excluded from the calculation of diluted EPS because inclusion would be antidilutive (in thousands)	66	1,623	432	1,771
4. Share Repurchase Programs and Dividends
Since July 2014, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of September 30, 2017, $677 million remained unused under a repurchase program that expires on December 31, 2018. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.
During the three months ended September 30, 2017, we repurchased 7.7 million shares of AAG common stock for $362 million at a weighted average cost per share of $46.97. During the nine months ended September 30, 2017, we repurchased 29.4 million shares of AAG common stock for $1.3 billion at a weighted average cost per share of $45.05. Since the inception of our share repurchase programs in July 2014, we have repurchased 257.7 million shares of AAG common stock for $10.3 billion at a weighted average cost per share of $40.05.
Our Board of Directors declared the following cash dividends during the first nine months of 2017:

Period	Per share	For stockholders of record as of	Payable on	Total (millions)
First Quarter	$0.10	February 13, 2017	February 27, 2017	$51
Second Quarter	0.10	May 16, 2017	May 30, 2017	50
Third Quarter	0.10	August 14, 2017	August 28, 2017	49
Total				$150
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

5. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2017	December 31, 2016
Secured
2013 Credit Facilities, variable interest rate of 3.24%, installments through 2020	$1,825	$1,843
2014 Credit Facilities, variable interest rate of 3.24%, installments through 2021	735	735
April 2016 Credit Facilities, variable interest rate of 3.74%, installments through 2023	990	1,000
December 2016 Credit Facilities, variable interest rate of 3.73%, installments through 2023	1,250	1,250
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, maturing from 2018 to 2029	11,396	10,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.34% to 8.99%, maturing from 2018 to 2029	5,330	5,343
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2018 to 2035	857	891
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2017 to 2028	789	849
	23,172	22,823
Unsecured
5.50% senior notes, interest only payments until due in 2019	750	750
6.125% senior notes, interest only payments until due in 2018	500	500
4.625% senior notes, interest only payments until due in 2020	500	500
	1,750	1,750
Total long-term debt and capital lease obligations	24,922	24,573
Less: Total unamortized debt discount, premium and issuance costs	238	229
Less: Current maturities	2,467	1,855
Long-term debt and capital lease obligations, net of current maturities	$22,217	$22,489
The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of September 30, 2017 (in millions):

2013 Revolving Facility	$1,200
2014 Revolving Facility	1,000
April 2016 Revolving Facility	300
Total	$2,500
The December 2016 Credit Facilities provide for a revolving credit facility that may be established in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2017 Aircraft Financing Activities
2017-2 EETCs
In August 2017, American created two pass-through trusts which issued approximately $797 million aggregate principal amount of Series 2017-2 Class AA and Class A EETCs (the 2017-2 EETCs) in connection with the financing of 30 aircraft previously delivered to American or scheduled to be delivered to American through April 2018 (the 2017-2 Aircraft). A portion of the net proceeds received from the sale of the 2017-2 EETCs has been used to acquire Series AA and A equipment notes issued by American to the pass-through trusts and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2017-2 EETCs until such time as American issues additional Series AA and A equipment notes to the pass-through trusts, which trusts will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on our condensed consolidated balance sheet because the proceeds held by the depository are not American's assets.
As of September 30, 2017, approximately $253 million of the escrowed proceeds from the 2017-2 EETCs have been used to purchase equipment notes issued by American. Interest and principal payments on equipment notes issued in connection with the 2017-2 EETCs are payable semi-annually in April and October of each year, with interest payments beginning in April 2018 and principal payments beginning in October 2018. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2017-2 EETCs.
Certain information regarding the 2017-2 EETC equipment notes and the remaining escrowed proceeds of the 2017-2 EETCs, as of September 30, 2017, is set forth in the table below.

2017-2 EETCs
	Series AA	Series A
Aggregate principal issued	$545 million	$252 million
Remaining escrowed proceeds	$372 million	$172 million
Fixed interest rate per annum	3.35%	3.60%
Maturity date	October 2029	October 2029
2017-1 EETCs
In January 2017, American created three pass-through trusts which issued approximately $983 million aggregate principal amount of Series 2017-1 Class AA, Class A and Class B EETCs (the 2017-1 EETCs) in connection with the financing of 24 aircraft delivered to American through May 2017 (the 2017-1 Aircraft).
During the first six months of 2017, all of the net proceeds received from the sale of the 2017-1 EETCs were used to purchase equipment notes issued by American in connection with the financing of the 2017-1 Aircraft. Interest and principal payments on equipment notes issued in connection with the 2017-1 EETCs are payable semi-annually in February and August of each year, with interest payments that began in August 2017 and principal payments beginning in February 2018. These equipment notes are secured by liens on the 2017-1 Aircraft.
Certain information regarding the 2017-1 EETC equipment notes, as of September 30, 2017, is set forth in the table below.

2017-1 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$537 million	$248 million	$198 million
Fixed interest rate per annum	3.65%	4.00%	4.95%
Maturity date	February 2029	February 2029	February 2025
2016-3 EETCs
During the first quarter of 2017, all remaining net proceeds of the Series 2016-3 Class AA and Class A EETCs (the 2016-3 EETCs), in the amount of $109 million, were used to purchase equipment notes issued by American in connection with the financing of two of the 25 aircraft financed under the 2016-3 EETCs (such 25 aircraft, the 2016-3 Aircraft). Interest and principal payments on equipment notes issued in connection with the 2016-3 EETCs are payable semi-annually in April and October of each year, with interest payments that began in April 2017 and principal payments beginning in October 2017. These equipment notes are secured by liens on the 2016-3 Aircraft.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Certain information regarding the 2016-3 EETC equipment notes, as of September 30, 2017, is set forth in the table below.

2016-3 EETCs
	Series AA	Series A
Aggregate principal issued	$558 million	$256 million
Fixed interest rate per annum	3.00%	3.25%
Maturity date	October 2028	October 2028
Equipment Loans and Other Notes Payable Issued in 2017
In the first nine months of 2017, American entered into agreements under which it borrowed $815 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2021 through 2029.
2017 Other Financing Activities
2013 Credit Facilities
In March 2017, American and AAG entered into the Second Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015 (which amended and restated the Credit and Guaranty Agreement dated as of June 27, 2013), as previously amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated as of October 26, 2015, pursuant to which we refinanced the $1.8 billion term loan facility due June 2020 established thereunder (the 2013 Term Loan Facility and, together with the $1.4 billion revolving credit facility established under such agreement (the 2013 Revolving Facility), the 2013 Credit Facilities) to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%.
In August 2017, American and AAG entered into the Third Amendment to the Amended and Restated Credit and Guaranty Agreement pursuant to which the maturity date of the 2013 Revolving Facility was extended to October 2022, the LIBOR margin thereon was reduced from 3.00% to 2.25%, and the maximum principal amount of such facility was reduced to $1.2 billion. As of September 30, 2017, approximately $1.8 billion of principal was outstanding under the 2013 Term Loan Facility and there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.
2014 Credit Facilities
In June 2017, American and AAG entered into the Third Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (which amended and restated the Credit and Guaranty Agreement dated as of October 10, 2014), as previously amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated as of October 26, 2015 and the Second Amendment to Amended and Restated Credit and Guaranty Agreement dated as of September 22, 2016, pursuant to which we refinanced the $735 million term loan facility due October 2021 established thereunder (the 2014 Term Loan Facility and, together with the $1.025 billion revolving credit facility established under such agreement (the 2014 Revolving Facility), the 2014 Credit Facilities) to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%.
In August 2017, American and AAG entered into the Fourth Amendment to the Amended and Restated Credit and Guaranty Agreement pursuant to which the maturity date of the 2014 Revolving Facility was extended to October 2022, the LIBOR margin thereon was reduced from 3.00% to 2.25%, and the maximum principal amount of such facility was reduced to $1.0 billion. As of September 30, 2017, approximately $735 million of principal was outstanding under the 2014 Term Loan Facility and there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.
April 2016 Credit Facilities
In August 2017, American and AAG entered into the Second Amendment to the Credit and Guaranty Agreement, amending the Credit and Guaranty Agreement dated as of April 29, 2016 (the April 2016 Credit Facilities), as previously amended by the First Amendment to the Credit and Guaranty Agreement, dated as of October 31, 2016, pursuant to which a new $300 million revolving credit facility (the April 2016 Revolving Facility) was established with a maturity date of October 2022 and a LIBOR margin of 2.25%. As of September 30, 2017, approximately $990 million of principal was outstanding under the term loan facility under the April 2016 Credit Facilities and there were no borrowings or letters of credit outstanding under the April 2016 Revolving Facility.

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
During the three and nine months ended September 30, 2017, we recorded an income tax provision of $380 million and $998 million, respectively, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of our income before income taxes is attributable to the United States.
7. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2017.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2017
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$170	$170	$—	$—
Corporate obligations	2,320	—	2,320	—
Bank notes/certificates of deposit/time deposits	2,738	—	2,738	—
Repurchase agreements	200	—	200	—
	5,428	170	5,258	—
Restricted cash and short-term investments (1)	393	104	289	—
Total	$5,821	$274	$5,547	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $1.2 billion of bank notes/certificates of deposit/time deposits and $341 million of corporate obligations.

Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$24,684	$25,681	$24,344	$24,983

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Other Investments
We have an approximate 25% ownership interest in Republic Airways Holdings Inc. (Republic), which we received in the second quarter of 2017 in consideration for our unsecured claim in Republic’s bankruptcy case. This ownership interest is accounted for under the equity method and our portion of Republic’s financial results is recognized within other, net on the condensed consolidated statements of operations.
Additionally, in the third quarter of 2017, we acquired 2.7% of the outstanding shares of China Southern Airlines Company Limited for $203 million. Since our subscription agreement restricts the sale or transfer of these shares for three years, we account for this investment under the cost method.
8. Employee Benefit Plans
The following tables provide the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2017	2016	2017	2016
Service cost	$1	$1	$1	$1
Interest cost	180	187	10	12
Expected return on assets	(198)	(188)	(5)	(5)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(60)
Unrecognized net loss (gain)	36	32	(6)	(4)
Net periodic benefit cost (income)	$26	$39	$(59)	$(56)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2017	2016	2017	2016
Service cost	$2	$2	$3	$2
Interest cost	541	562	29	36
Expected return on assets	(592)	(562)	(16)	(15)
Amortization of:
Prior service cost (benefit)	21	21	(178)	(180)
Unrecognized net loss (gain)	108	95	(17)	(12)
Net periodic benefit cost (income)	$80	$118	$(179)	$(169)
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
During the first nine months of 2017, we contributed $281 million to our defined benefit pension plans, including supplemental contributions of $256 million in addition to a $25 million minimum required cash contribution.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2016	$(4,406)	$(677)		$(5,083)
Other comprehensive loss before reclassifications	(1)	—		(1)
Amounts reclassified from AOCI	(66)	23	(2)	(43)
Net current-period other comprehensive income (loss)	(67)	23		(44)
Balance at September 30, 2017	$(4,473)	$(654)		$(5,127)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$(33)	$(33)	$(100)	$(100)	Salaries, wages and benefits
Actuarial loss	19	17	57	52	Salaries, wages and benefits
Total reclassifications for the period, net of tax	$(14)	$(16)	$(43)	$(48)
10. Regional Expenses
Expenses associated with our wholly-owned regional airlines and third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Aircraft fuel and related taxes	$352	$303	$999	$801
Salaries, wages and benefits	369	337	1,074	990
Capacity purchases from third-party regional carriers	404	378	1,210	1,164
Maintenance, materials and repairs	74	82	209	264
Other rent and landing fees	159	143	466	413
Aircraft rent	9	9	26	26
Selling expenses	95	90	269	256
Depreciation and amortization	79	78	235	218
Special items, net	(5)	5	(1)	13
Other	118	113	361	343
Total regional expenses	$1,654	$1,538	$4,848	$4,488

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of September 30, 2017, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.
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
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On May 12, 2017, defendants filed a motion for summary judgment. On June 23, 2017, plaintiffs filed an opposition to defendants’ motion and cross-motion for summary judgment. Briefing of the parties’ respective motions concluded on September 1, 2017; a hearing date has not yet been set. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

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
12. Subsequent Events
Dividend Declaration
In October 2017, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on November 13, 2017, and payable on November 27, 2017. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.
2016-3 Class B EETCs
In October 2017, American created one additional pass-through trust which issued approximately $193 million aggregate principal amount of Series 2016-3 Class B EETCs (the 2016-3 Class B EETCs) in connection with the financing of the 2016-3 Aircraft. The proceeds received from the sale of the 2016-3 Class B EETCs were used on the date of issuance of the 2016-3 Class B EETCs to acquire Series B equipment notes issued by American in connection with the financing of the 2016-3 Aircraft.
These Series B equipment notes bear interest at 3.75% per annum. Interest and principal payments on equipment notes issued in connection with the 2016-3 Class B EETCs are payable semi-annually in April and October of each year, beginning in April 2018.
2017-2 Class B EETCs
In October 2017, American created one additional pass-through trust which issued approximately $221 million aggregate principal amount of Series 2017-2 Class B EETCs (the 2017-2 Class B EETCs) in connection with the financing of the 2017-2 Aircraft. A portion of the net proceeds received from the sale of the Series 2017-2 Class B EETCs was used on the date of issuance of the 2017-2 Class B EETCs to acquire Series B equipment notes issued by American in connection with the financing of certain 2017-2 Aircraft, and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2017-2 Class B EETCs until such time as American issues additional Series B equipment notes to the pass-through trust, which trusts will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on our condensed consolidated balance sheet because the proceeds held by the depository are not American's assets.
These Series B equipment notes bear interest at 3.70% per annum. Interest and principal payments on equipment notes issued in connection with the 2017-2 Class B EETCs are payable semi-annually in April and October of each year, with interest payments beginning in April 2018 and principal payments beginning in October 2018.

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues:
Mainline passenger	$7,628	$7,419	$21,981	$21,192
Regional passenger	1,749	1,731	5,133	5,040
Cargo	200	171	568	506
Other	1,298	1,270	3,916	3,639
Total operating revenues	10,875	10,591	31,598	30,377
Operating expenses:
Aircraft fuel and related taxes	1,570	1,393	4,481	3,736
Salaries, wages and benefits	2,991	2,770	8,816	8,087
Regional expenses	1,662	1,534	4,860	4,480
Maintenance, materials and repairs	487	481	1,474	1,352
Other rent and landing fees	471	463	1,363	1,342
Aircraft rent	304	299	892	908
Selling expenses	400	347	1,094	990
Depreciation and amortization	433	399	1,255	1,128
Special items, net	112	289	432	450
Other	1,220	1,184	3,575	3,391
Total operating expenses	9,650	9,159	28,242	25,864
Operating income	1,225	1,432	3,356	4,513
Nonoperating income (expense):
Interest income	56	28	158	74
Interest expense, net	(250)	(229)	(738)	(674)
Other, net	13	(8)	8	(27)
Total nonoperating expense, net	(181)	(209)	(572)	(627)
Income before income taxes	1,044	1,223	2,784	3,886
Income tax provision	395	465	1,046	1,445
Net income	$649	$758	$1,738	$2,441
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$649	$758	$1,738	$2,441
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(15)	(17)	(44)	(53)
Investments	—	2	—	6
Total other comprehensive loss, net of tax	(15)	(15)	(44)	(47)
Total comprehensive income	$634	$743	$1,694	$2,394
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$328	$310
Short-term investments	5,425	6,034
Restricted cash and short-term investments	393	638
Accounts receivable, net	1,705	1,599
Receivables from related parties, net	8,457	6,810
Aircraft fuel, spare parts and supplies, net	1,252	1,032
Prepaid expenses and other	820	633
Total current assets	18,380	17,056
Operating property and equipment
Flight equipment	39,214	36,671
Ground property and equipment	7,661	6,910
Equipment purchase deposits	1,280	1,209
Total property and equipment, at cost	48,155	44,790
Less accumulated depreciation and amortization	(15,127)	(13,909)
Total property and equipment, net	33,028	30,881
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $612 and $578, respectively	2,214	2,173
Deferred tax asset	903	1,912
Other assets	2,177	1,979
Total other assets	9,385	10,155
Total assets	$60,793	$58,092

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1,970	$1,859
Accounts payable	1,580	1,546
Accrued salaries and wages	1,366	1,460
Air traffic liability	4,653	3,912
Loyalty program liability	2,893	2,789
Other accrued liabilities	2,132	2,106
Total current liabilities	14,594	13,672
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	20,942	20,718
Pension and postretirement benefits	7,426	7,800
Other liabilities	3,421	3,253
Total noncurrent liabilities	31,789	31,771
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,690	16,624
Accumulated other comprehensive loss	(5,226)	(5,182)
Retained earnings	2,946	1,207
Total stockholder’s equity	14,410	12,649
Total liabilities and stockholder’s equity	$60,793	$58,092
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$2,738	$1,769
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(4,501)	(4,219)
Purchases of short-term investments	(4,093)	(5,078)
Sales of short-term investments	4,714	4,587
Purchase of equity investment	(203)	—
Decrease in restricted cash and short-term investments	245	60
Proceeds from sale of property and equipment and sale-leaseback transactions	816	50
Net cash used in investing activities	(3,022)	(4,600)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,160	5,392
Payments on long-term debt and capital leases	(1,813)	(2,534)
Deferred financing costs	(66)	(39)
Other financing activities	21	20
Net cash provided by financing activities	302	2,839
Net increase in cash	18	8
Cash at beginning of period	310	364
Cash at end of period	$328	$372

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$15	$3
Supplemental information:
Interest paid, net	718	653
Income taxes paid	13	9
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
Recent Accounting Pronouncements
Revenue
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation. The new revenue standard applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. American will adopt the new revenue standard effective January 1, 2018. Entities have the choice to apply the new revenue standard either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the new revenue standard at the date of initial application and not adjusting comparative information. American will adopt the new revenue standard using the full retrospective method.
American is in the process of finalizing how the application of the new revenue standard will impact its condensed consolidated financial statements. American currently expects that the new revenue standard will materially impact its liability for outstanding mileage credits earned by AAdvantage loyalty program members. American currently uses the incremental cost method to account for this portion of its loyalty program liability, which values these mileage credits based on the estimated incremental cost of carrying one additional passenger. The new revenue standard will require American to change its policy and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned will be deferred and recognized in passenger revenue upon future mileage redemption. The carrying value of the earned mileage credits recognized in loyalty program liability is expected to be materially greater under the relative selling price approach than the value attributed to these mileage credits under the incremental cost method. The new revenue standard will also require American to reclassify certain ancillary fees to passenger revenue, which are currently included within other operating revenue. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Recent Accounting Pronouncements” for American's preliminary assessment of the quantitative impacts of the new revenue standard on its consolidated financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

adoption is permitted. American expects to adopt the new lease standard effective January 1, 2019. Entities are required to adopt the new lease standard using a modified retrospective approach for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. American is currently evaluating how the adoption of the new lease standard will impact its condensed consolidated financial statements. Interpretations are on-going and could have a material impact on American’s implementation. Currently, American expects that the adoption of the new lease standard will have a material impact on its condensed consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.
Statement of Cash Flows
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard is to be applied retrospectively to each period presented and is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. American expects to adopt this new standard effective January 1, 2018. This standard is not expected to have a material impact on American’s condensed consolidated financial statements.
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
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10)." ASU 2016-01 makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017. American will adopt this standard on January 1, 2018. Based on American's portfolio of investments as of September 30, 2017, it does not expect the adoption of ASU 2016-01 to have a material impact on its condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2. Special Items, Net
Special items, net on the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Merger integration expenses (1)	$62	$194	$192	$395
Fleet restructuring expenses (2)	62	31	174	72
Mark-to-market adjustments for bankruptcy obligations and other	(12)	39	7	(22)
Labor contract expenses (3)	—	—	45	—
Other operating charges, net	—	25	14	5
Mainline operating special items, net	112	289	432	450

Regional operating special items, net (4)	(1)	3	3	11
Nonoperating special items, net (5)	3	—	12	36

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

(5)
Nonoperating special items, net primarily consisted of debt issuance and extinguishment costs associated with term loan refinancings. Additionally, the 2016 nine-month period included costs associated with a bond refinancing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2017	December 31, 2016
Secured
2013 Credit Facilities, variable interest rate of 3.24%, installments through 2020	$1,825	$1,843
2014 Credit Facilities, variable interest rate of 3.24%, installments through 2021	735	735
April 2016 Credit Facilities, variable interest rate of 3.74%, installments through 2023	990	1,000
December 2016 Credit Facilities, variable interest rate of 3.73%, installments through 2023	1,250	1,250
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, maturing from 2018 to 2029	11,396	10,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.34% to 8.99%, maturing from 2018 to 2029	5,330	5,343
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.50%, maturing from 2018 to 2035	828	862
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2017 to 2028	788	848
Total long-term debt and capital lease obligations	23,142	22,793
Less: Total unamortized debt discount, premium and issuance costs	230	216
Less: Current maturities	1,970	1,859
Long-term debt and capital lease obligations, net of current maturities	$20,942	$20,718
The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of September 30, 2017 (in millions):

2013 Revolving Facility	$1,200
2014 Revolving Facility	1,000
April 2016 Revolving Facility	300
Total	$2,500
The December 2016 Credit Facilities provide for a revolving credit facility that may be established in the future.
2017 Aircraft Financing Activities
2017-2 EETCs
In August 2017, American created two pass-through trusts which issued approximately $797 million aggregate principal amount of Series 2017-2 Class AA and Class A EETCs (the 2017-2 EETCs) in connection with the financing of 30 aircraft previously delivered to American or scheduled to be delivered to American through April 2018 (the 2017-2 Aircraft). A portion of the net proceeds received from the sale of the 2017-2 EETCs has been used to acquire Series AA and A equipment notes issued by American to the pass-through trusts and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2017-2 EETCs until such time as American issues additional Series AA and A equipment notes to the pass-through trusts, which trusts will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on American's condensed consolidated balance sheet because the proceeds held by the depository are not American's assets.
As of September 30, 2017, approximately $253 million of the escrowed proceeds from the 2017-2 EETCs have been used to purchase equipment notes issued by American. Interest and principal payments on equipment notes issued in connection with the 2017-2 EETCs are payable semi-annually in April and October of each year, with interest payments beginning in April 2018 and principal payments beginning in October 2018. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2017-2 EETCs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Certain information regarding the 2017-2 EETC equipment notes and the remaining escrowed proceeds of the 2017-2 EETCs, as of September 30, 2017, is set forth in the table below.

2017-2 EETCs
	Series AA	Series A
Aggregate principal issued	$545 million	$252 million
Remaining escrowed proceeds	$372 million	$172 million
Fixed interest rate per annum	3.35%	3.60%
Maturity date	October 2029	October 2029
2017-1 EETCs
In January 2017, American created three pass-through trusts which issued approximately $983 million aggregate principal amount of Series 2017-1 Class AA, Class A and Class B EETCs (the 2017-1 EETCs) in connection with the financing of 24 aircraft delivered to American through May 2017 (the 2017-1 Aircraft).
During the first six months of 2017, all of the net proceeds received from the sale of the 2017-1 EETCs were used to purchase equipment notes issued by American in connection with the financing of the 2017-1 Aircraft. Interest and principal payments on equipment notes issued in connection with the 2017-1 EETCs are payable semi-annually in February and August of each year, with interest payments that began in August 2017 and principal payments beginning in February 2018. These equipment notes are secured by liens on the 2017-1 Aircraft.
Certain information regarding the 2017-1 EETC equipment notes, as of September 30, 2017, is set forth in the table below.

2017-1 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$537 million	$248 million	$198 million
Fixed interest rate per annum	3.65%	4.00%	4.95%
Maturity date	February 2029	February 2029	February 2025
2016-3 EETCs
During the first quarter of 2017, all remaining net proceeds of the Series 2016-3 Class AA and Class A EETCs (the 2016-3 EETCs), in the amount of $109 million, were used to purchase equipment notes issued by American in connection with the financing of two of the 25 aircraft financed under the 2016-3 EETCs (such 25 aircraft, the 2016-3 Aircraft). Interest and principal payments on equipment notes issued in connection with the 2016-3 EETCs are payable semi-annually in April and October of each year, with interest payments that began in April 2017 and principal payments beginning in October 2017. These equipment notes are secured by liens on the 2016-3 Aircraft.
Certain information regarding the 2016-3 EETC equipment notes, as of September 30, 2017, is set forth in the table below.

2016-3 EETCs
	Series AA	Series A
Aggregate principal issued	$558 million	$256 million
Fixed interest rate per annum	3.00%	3.25%
Maturity date	October 2028	October 2028
Equipment Loans and Other Notes Payable Issued in 2017
In the first nine months of 2017, American entered into agreements under which it borrowed $815 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2021 through 2029.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2017 Other Financing Activities
2013 Credit Facilities
In March 2017, American and AAG entered into the Second Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015 (which amended and restated the Credit and Guaranty Agreement dated as of June 27, 2013), as previously amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated as of October 26, 2015, pursuant to which American refinanced the $1.8 billion term loan facility due June 2020 established thereunder (the 2013 Term Loan Facility and, together with the $1.4 billion revolving credit facility established under such agreement (the 2013 Revolving Facility), the 2013 Credit Facilities) to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%.
In August 2017, American and AAG entered into the Third Amendment to the Amended and Restated Credit and Guaranty Agreement pursuant to which the maturity date of the 2013 Revolving Facility was extended to October 2022, the LIBOR margin thereon was reduced from 3.00% to 2.25%, and the maximum principal amount of such facility was reduced to $1.2 billion. As of September 30, 2017, approximately $1.8 billion of principal was outstanding under the 2013 Term Loan Facility and there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.
2014 Credit Facilities
In June 2017, American and AAG entered into the Third Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (which amended and restated the Credit and Guaranty Agreement dated as of October 10, 2014), as previously amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated as of October 26, 2015 and the Second Amendment to Amended and Restated Credit and Guaranty Agreement dated as of September 22, 2016, pursuant to which American refinanced the $735 million term loan facility due October 2021 established thereunder (the 2014 Term Loan Facility and, together with the $1.025 billion revolving credit facility established under such agreement (the 2014 Revolving Facility), the 2014 Credit Facilities) to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%.
In August 2017, American and AAG entered into the Fourth Amendment to the Amended and Restated Credit and Guaranty Agreement pursuant to which the maturity date of the 2014 Revolving Facility was extended to October 2022, the LIBOR margin thereon was reduced from 3.00% to 2.25%, and the maximum principal amount of such facility was reduced to $1.0 billion. As of September 30, 2017, approximately $735 million of principal was outstanding under the 2014 Term Loan Facility and there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.
April 2016 Credit Facilities
In August 2017, American and AAG entered into the Second Amendment to the Credit and Guaranty Agreement, amending the Credit and Guaranty Agreement dated as of April 29, 2016 (the April 2016 Credit Facilities), as previously amended by the First Amendment to the Credit and Guaranty Agreement, dated as of October 31, 2016, pursuant to which a new $300 million revolving credit facility (the April 2016 Revolving Facility) was established with a maturity date of October 2022 and a LIBOR margin of 2.25%. As of September 30, 2017, approximately $990 million of principal was outstanding under the term loan facility under the April 2016 Credit Facilities and there were no borrowings or letters of credit outstanding under the April 2016 Revolving Facility.
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
During the three and nine months ended September 30, 2017, American recorded an income tax provision of $395 million and $1.0 billion, respectively, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of American’s income before income taxes is attributable to the United States.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

5. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2017.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2017
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$169	$169	$—	$—
Corporate obligations	2,320	—	2,320	—
Bank notes/certificates of deposit/time deposits	2,736	—	2,736	—
Repurchase agreements	200	—	200	—
	5,425	169	5,256	—
Restricted cash and short-term investments (1)	393	104	289	—
Total	$5,818	$273	$5,545	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $1.2 billion of bank notes/certificates of deposit/time deposits and $341 million of corporate obligations.

Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$22,912	$23,839	$22,577	$23,181
Other Investments
American has an approximate 25% ownership interest in Republic Airways Holdings Inc. (Republic), which it received in the second quarter of 2017 in consideration for its unsecured claim in Republic’s bankruptcy case. This ownership interest is accounted for under the equity method and American's portion of Republic’s financial results is recognized within other, net on the condensed consolidated statements of operations.
Additionally, in the third quarter of 2017, American acquired 2.7% of the outstanding shares of China Southern Airlines Company Limited for $203 million. Since American's subscription agreement restricts the sale or transfer of these shares for three years, American accounts for this investment under the cost method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

6. Employee Benefit Plans
The following tables provide the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2017	2016	2017	2016
Service cost	$—	$—	$1	$1
Interest cost	179	186	10	12
Expected return on assets	(197)	(187)	(5)	(5)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(60)
Unrecognized net loss (gain)	36	32	(6)	(4)
Net periodic benefit cost (income)	$25	$38	$(59)	$(56)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2017	2016	2017	2016
Service cost	$1	$1	$3	$2
Interest cost	538	559	29	36
Expected return on assets	(589)	(560)	(16)	(15)
Amortization of:
Prior service cost (benefit)	21	21	(178)	(180)
Unrecognized net loss (gain)	108	94	(17)	(12)
Net periodic benefit cost (income)	$79	$115	$(179)	$(169)
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
During the first nine months of 2017, American contributed $281 million to its defined benefit pension plans, including supplemental contributions of $256 million in addition to a $25 million minimum required cash contribution.
7. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2016	$(4,394)	$(788)		$(5,182)
Other comprehensive loss before reclassifications	(1)	—		(1)
Amounts reclassified from AOCI	(66)	23	(2)	(43)
Net current-period other comprehensive income (loss)	(67)	23		(44)
Balance at September 30, 2017	$(4,461)	$(765)		$(5,226)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$(33)	$(33)	$(100)	$(101)	Salaries, wages and benefits
Actuarial loss	19	17	57	52	Salaries, wages and benefits
Total reclassifications for the period, net of tax	$(14)	$(16)	$(43)	$(49)
8. Regional Expenses
Expenses associated with American’s third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Aircraft fuel and related taxes	$352	$303	$999	$801
Salaries, wages and benefits	85	82	246	249
Capacity purchases from third-party regional carriers	832	793	2,460	2,407
Maintenance, materials and repairs	2	1	5	4
Other rent and landing fees	152	124	449	356
Aircraft rent	7	7	20	20
Selling expenses	95	90	269	256
Depreciation and amortization	66	62	194	174
Special items, net	(1)	3	3	11
Other	72	69	215	202
Total regional expenses	$1,662	$1,534	$4,860	$4,480
9. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	September 30, 2017	December 31, 2016
AAG (1)	$10,618	$8,981
AAG’s wholly-owned subsidiaries (2)	(2,161)	(2,171)
Total	$8,457	$6,810

(1)	The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s share repurchase and dividend programs.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of September 30, 2017, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to American but rather will be distributed to former AMR stockholders.
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
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On May 12, 2017, defendants filed a motion for summary judgment. On June 23, 2017, plaintiffs filed an opposition to defendants’ motion and cross-motion for summary judgment. Briefing of the parties’ respective motions concluded on September 1, 2017; a hearing date has not yet been set. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
11. Subsequent Events
2016-3 Class B EETCs
In October 2017, American created one additional pass-through trust which issued approximately $193 million aggregate principal amount of Series 2016-3 Class B EETCs (the 2016-3 Class B EETCs) in connection with the financing of the 2016-3 Aircraft. The proceeds received from the sale of the 2016-3 Class B EETCs were used on the date of issuance of the 2016-3 Class B EETCs to acquire Series B equipment notes issued by American in connection with the financing of the 2016-3 Aircraft.
These Series B equipment notes bear interest at 3.75% per annum. Interest and principal payments on equipment notes issued in connection with the 2016-3 Class B EETCs are payable semi-annually in April and October of each year, beginning in April 2018.
2017-2 Class B EETCs
In October 2017, American created one additional pass-through trust which issued approximately $221 million aggregate principal amount of Series 2017-2 Class B EETCs (the 2017-2 Class B EETCs) in connection with the financing of the 2017-2 Aircraft. A portion of the net proceeds received from the sale of the Series 2017-2 Class B EETCs was used on the date of issuance of the 2017-2 Class B EETCs to acquire Series B equipment notes issued by American in connection with the financing of certain 2017-2 Aircraft, and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2017-2 Class B EETCs until such time as American issues additional Series B equipment notes to the pass-through trust, which trusts will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on American's condensed consolidated balance sheet because the proceeds held by the depository are not American's assets.
These Series B equipment notes bear interest at 3.70% per annum. Interest and principal payments on equipment notes issued in connection with the 2017-2 Class B EETCs are payable semi-annually in April and October of each year, with interest payments beginning in April 2018 and principal payments beginning in October 2018.

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
Background
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, American operates an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries. We have hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the third quarter of 2017, approximately 51 million passengers boarded our mainline and regional flights.
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
Financial Overview
The U.S. Airline Industry
Despite a strong economy and demand environment, industry revenue results were mixed in the third quarter of 2017 in part due to competitive pricing actions, as well as the impact from hurricanes. With respect to fuel costs, the price of Brent crude oil per barrel, which jet fuel prices tend to follow, was on average approximately 13% higher in the third quarter of 2017 as compared to the 2016 period. The average daily spot price for Brent crude oil during the third quarter of 2017 was $52 per barrel as compared to an average daily spot price of $46 per barrel during the third quarter of 2016. On a daily basis, Brent crude oil prices fluctuated during the quarter between a high of $60 per barrel to a low of $46 per barrel, and closed the quarter on September 30, 2017 at $57 per barrel. Brent crude oil prices were higher in the 2017 period due to reductions of global inventories driven in part by continued production restraint, as well as hurricane-related refinery disruptions and, more recently, to geopolitical instability in the Middle East.
See Part II, Item 1A. Risk Factors –“Downturns in economic conditions could adversely affect our business,” “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity” and "Our business has been and will continue to be affected by many changing economic and other conditions beyond our control, including global events that affect travel behavior, and our results of operations could be volatile and fluctuate due to seasonality."

AAG’s Third Quarter 2017 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline and regional passenger revenues	$9,377	$9,150	$227	2.5
Other operating revenues	1,301	1,273	28	2.2
Total operating revenues	10,878	10,594	284	2.7
Mainline and regional aircraft fuel and related taxes	1,922	1,696	226	13.3
Salaries, wages and benefits	2,995	2,772	223	8.0
Total operating expenses	9,646	9,163	483	5.3
Operating income	1,232	1,431	(199)	(13.9)
Pre-tax income	1,004	1,189	(185)	(15.6)
Income tax provision	380	452	(72)	(16.0)
Net income	624	737	(113)	(15.4)

Pre-tax income	$1,004	$1,189	$(185)	(15.6)
Adjusted for: Total pre-tax special items (1)	110	294	(184)	(62.6)
Pre-tax income excluding special items	$1,114	$1,483	$(369)	(24.9)

(1)	See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of special items.
Pre-Tax Income and Net Income
We realized net income of $624 million in the third quarter of 2017 as compared to net income of $737 million in the third quarter of 2016. Pre-tax income was $1.0 billion and $1.2 billion in the third quarters of 2017 and 2016, respectively. Excluding the effects of pre-tax net special items, we recognized pre-tax income of $1.1 billion in the third quarter of 2017 as compared to $1.5 billion in the third quarter of 2016. The quarter-over-quarter declines in our pre-tax income on both a GAAP basis and excluding pre-tax net special items were principally driven by higher wage rates and fuel costs. Wage rates were higher due to mid-contract pay increases for pilots and flight attendants effective in the second quarter of 2017, as well as increases for maintenance and fleet service work groups, which became effective mid-third quarter of 2016. Additionally, fuel costs increased due to a 13.3% increase in the average price per gallon of fuel as discussed below. These increases were offset in part by higher revenues.
Revenue
In the third quarter of 2017, we reported total operating revenues of $10.9 billion, an increase of $284 million, or 2.7%, as compared to the 2016 period. Mainline and regional passenger revenues were $9.4 billion, an increase of $227 million, or 2.5%, as compared to the 2016 period. The increase in mainline and regional passenger revenues was driven by a 1.6% period-over-period increase in consolidated yields and continued strong demand. Domestic consolidated yields increased 1.2% and international yields rose 3.4%, due principally to improved performance in Latin America. The third quarter of 2017 marks our fourth consecutive quarter of period-over-period increasing unit revenue. Our mainline and regional total revenue per available seat mile (TRASM) was 14.89 cents in the third quarter of 2017, a 1.1% increase as compared to 14.73 cents in the third quarter of 2016.
Fuel
Our mainline and regional fuel expense totaled $1.9 billion in the third quarter of 2017, which was $226 million, or 13.3%, higher as compared to the 2016 period. This increase was driven by a 13.3% increase in the average price per gallon of fuel to $1.67 in the third quarter of 2017 from $1.48 in the 2016 period.

As of September 30, 2017, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.
Our 2017 third quarter mainline cost per available seat mile (CASM) was 12.37 cents, an increase of 3.5%, from 11.96 cents in 2016. The increase was primarily driven by higher wage rates due to the mid-contract pay increases described above and higher fuel costs.
Our 2017 third quarter mainline CASM excluding special items and fuel was 9.77 cents, an increase of 4.8%, as compared to the 2016 period, which was also driven by higher wage rates as described above.
For a reconciliation of mainline CASM excluding special items and fuel, see below “Reconciliation of GAAP to Non-GAAP Financial Measures.”
Liquidity and Stockholder Returns
As of September 30, 2017, we had approximately $8.3 billion in total available liquidity, consisting of $5.8 billion in unrestricted cash and investments and $2.5 billion in undrawn revolving credit facilities. We also had restricted cash of $393 million.
During the third quarter of 2017, we returned $411 million to our stockholders, including quarterly dividend payments of $49 million and the repurchase of $362 million of common stock, or 7.7 million shares. Since our capital return program commenced in mid-2014, we have returned more than $11.1 billion to stockholders, including $797 million in quarterly dividend payments and $10.3 billion in share repurchases, or 257.7 million shares. In October 2017, our Board of Directors declared a $0.10 per share dividend for stockholders of record on November 13, 2017, and payable on November 27, 2017.
We continue to take advantage of historically low interest rates to finance new aircraft deliveries under our fleet renewal program. During the third quarter of 2017, we issued an aggregate principal amount of $253 million in Enhanced Equipment Trust Certificate (EETC) equipment notes at an average fixed interest rate of 3.43%, as well as $282 million in other equipment notes, which primarily bear interest at variable rates based on LIBOR plus a margin, averaging 2.85% at September 30, 2017. We also raised $500 million in net proceeds from aircraft sale-leaseback transactions. See Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on our debt obligations.
As a result of the foregoing factors, we currently have a higher debt level and fewer unencumbered assets than our network airline peers. Accordingly, we believe it is important to retain liquidity levels higher than our peers given our overall leverage as well as to protect against an adverse economic shock. Our current plan is to maintain minimum total available liquidity of $7.0 billion. We were well above that minimum level at September 30, 2017.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of Pre-Tax Income Excluding Special Items:
Pre-tax income	$1,004	$1,189	$2,659	$3,799
Pre-tax special items (1):
Operating special items, net	107	294	431	463
Nonoperating special items, net	3	—	12	36
Total pre-tax special items	110	294	443	499
Pre-tax income excluding special items	$1,114	$1,483	$3,102	$4,298
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of Mainline CASM Excluding Special Items and Fuel:
(In millions)
Total operating expenses	$9,646	$9,163	$28,238	$25,874
Less regional expenses:
Fuel and related taxes	(352)	(303)	(999)	(801)
Other	(1,302)	(1,235)	(3,849)	(3,687)
Total mainline operating expenses	7,992	7,625	23,390	21,386
Adjusted for: Special items, net (1)	(112)	(289)	(432)	(450)
Adjusted for: Aircraft fuel and related taxes	(1,570)	(1,393)	(4,481)	(3,736)
Mainline operating expenses excluding special items and fuel	$6,310	$5,943	$18,477	$17,200
(In millions)
Available Seat Miles (ASM)	64,582	63,751	184,665	183,985
(In cents)
Mainline CASM	12.37	11.96	12.67	11.62
Adjusted for: Special items, net per ASM	(0.17)	(0.45)	(0.23)	(0.24)
Adjusted for: Aircraft fuel and related taxes per ASM	(2.43)	(2.18)	(2.43)	(2.03)
Mainline CASM excluding special items and fuel	9.77	9.32	10.01	9.35

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected mainline and regional operating data for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2017	2016			2017	2016
Mainline
Revenue passenger miles (millions) (a)	54,012	53,472	1.0%		152,400	151,619	0.5%
Available seat miles (millions) (b)	64,582	63,751	1.3%		184,665	183,985	0.4%
Passenger load factor (percent) (c)	83.6	83.9	(0.3	)pts	82.5	82.4	0.1	pts
Yield (cents) (d)	14.12	13.87	1.8%		14.42	13.98	3.2%
Passenger revenue per available seat mile (cents) (e)	11.81	11.64	1.5%		11.90	11.52	3.3%
Operating cost per available seat mile (cents) (f)	12.37	11.96	3.5%		12.67	11.62	9.0%
Aircraft at end of period	947	922	2.7%		947	922	2.7%
Fuel consumption (gallons in millions)	947	953	(0.6)%		2,713	2,739	(0.9)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.66	1.46	13.4%		1.65	1.36	21.1%
Full-time equivalent employees at end of period	105,000	101,200	3.8%		105,000	101,200	3.8%
Total Mainline and Regional
Revenue passenger miles (millions) (a)	60,471	59,919	0.9%		171,019	170,025	0.6%
Available seat miles (millions) (b)	73,053	71,911	1.6%		209,136	207,726	0.7%
Passenger load factor (percent) (c)	82.8	83.3	(0.5	)pts	81.8	81.9	(0.1	)pts
Yield (cents) (d)	15.51	15.27	1.6%		15.85	15.43	2.8%
Passenger revenue per available seat mile (cents) (e)	12.84	12.72	0.9%		12.96	12.63	2.7%
Total revenue per available seat mile (cents) (g)	14.89	14.73	1.1%		15.11	14.63	3.3%
Aircraft at end of period	1,558	1,521	2.4%		1,558	1,521	2.4%
Fuel consumption (gallons in millions)	1,148	1,149	—%		3,291	3,304	(0.4)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.67	1.48	13.3%		1.67	1.37	21.2%
Full-time equivalent employees at end of period (h)	127,600	121,800	4.8%		127,600	121,800	4.8%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.

(g)	Total revenue per available seat mile (TRASM) – Total revenues divided by total mainline and regional ASMs.

(h)	Regional full-time equivalent employees only include our wholly-owned regional airline subsidiaries, Envoy, Piedmont and PSA.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
We realized pre-tax income of $1.0 billion and $1.2 billion in the third quarters of 2017 and 2016, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $1.1 billion and $1.5 billion in the third quarters of 2017 and 2016, respectively.
Our third quarter 2017 pre-tax results on both a GAAP basis and excluding pre-tax net special items were principally driven by higher wage rates and fuel costs, which were offset in part by higher revenues.
Operating Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline passenger	$7,628	$7,419	$209	2.8
Regional passenger	1,749	1,731	18	1.1
Cargo	200	171	29	17.0
Other	1,301	1,273	28	2.2
Total operating revenues	$10,878	$10,594	$284	2.7
This table presents our total passenger revenues and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended September 30, 2016
	Three Months Ended September 30, 2017	Passenger Revenue	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Mainline passenger	$7,628	2.8%	1.0%	1.3%	(0.3	)pts	1.8%	1.5%
Regional passenger	1,749	1.1%	0.2%	3.8%	(2.7	)pts	0.9%	(2.7)%
Total passenger revenues	$9,377	2.5%	0.9%	1.6%	(0.5	)pts	1.6%	0.9%
Total passenger revenues increased $227 million, or 2.5%, in the third quarter of 2017 from the 2016 period primarily driven by a 1.6% period-over-period increase in consolidated passenger yields and continued strong demand. Domestic consolidated yields increased 1.2% and international yields rose 3.4%, due principally to improved performance in Latin America.
Cargo revenue increased $29 million, or 17.0%, in the third quarter of 2017 from the 2016 period primarily driven by an increase in freight volume.
Other revenue primarily includes revenue associated with our loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. In the third quarters of 2017 and 2016, other revenue associated with our loyalty program was $577 million and $569 million, respectively, of which $549 million and $540 million, respectively, related to the marketing component of mileage sales and other marketing related payments.
Total operating revenues in the third quarter of 2017 increased $284 million, or 2.7%, from the 2016 period driven principally by a 2.5% increase in total passenger revenues as described above. Our mainline and regional TRASM was 14.89 cents in the third quarter of 2017, a 1.1% increase as compared to 14.73 cents in the 2016 period.

Mainline Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,570	$1,393	$177	12.7
Salaries, wages and benefits	2,995	2,772	223	8.0
Maintenance, materials and repairs	487	481	6	1.4
Other rent and landing fees	471	463	8	1.7
Aircraft rent	304	299	5	1.5
Selling expenses	400	347	53	15.1
Depreciation and amortization	433	399	34	8.6
Special items, net	112	289	(177)	(61.2)
Other	1,220	1,182	38	3.3
Total mainline operating expenses	$7,992	$7,625	$367	4.8
Mainline operating expenses increased $367 million, or 4.8%, in the third quarter of 2017 from the 2016 period. The increase in operating expenses was primarily driven by higher wage rates and fuel costs. See detailed explanations below relating to changes in mainline CASM.
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

The major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the three months ended September 30, 2017 and 2016 are as follows (amounts may not recalculate due to rounding):

	Three Months Ended September 30,		Percent Increase (Decrease)
	2017	2016
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.43	2.18	11.3
Salaries, wages and benefits	4.64	4.35	6.6
Maintenance, materials and repairs	0.75	0.75	0.1
Other rent and landing fees	0.73	0.73	0.4
Aircraft rent	0.47	0.47	0.2
Selling expenses	0.62	0.54	13.6
Depreciation and amortization	0.67	0.63	7.2
Special items, net	0.17	0.45	(61.7)
Other	1.89	1.85	1.9
Total mainline CASM	12.37	11.96	3.5
Special items, net	(0.17)	(0.45)	(61.7)
Aircraft fuel and related taxes	(2.43)	(2.18)	11.3
Mainline CASM, excluding special items and fuel	9.77	9.32	4.8
Significant changes in the components of mainline CASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 11.3% primarily due to a 13.4% increase in the average price per gallon of fuel to $1.66 in the third quarter of 2017 from $1.46 in the 2016 period.

•
Salaries, wages and benefits per ASM increased 6.6% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017, as well as rate increases for maintenance and fleet service work groups, which became effective mid-third quarter of 2016.

•	Selling expenses per ASM increased 13.6% primarily due to higher revenues in the third quarter of 2017 as compared to the 2016 period, resulting in higher commissions.

•	Depreciation and amortization per ASM increased 7.2% primarily due to aircraft purchased in connection with our fleet renewal program.
Operating Special Items, Net

	Three Months Ended September 30,
	2017	2016
	(In millions)
Merger integration expenses (1)	$62	$194
Fleet restructuring expenses (2)	62	31
Mark-to-market adjustments for bankruptcy obligations and other	(12)	39
Other operating charges, net	—	25
Total mainline operating special items, net	112	289
Regional operating special items, net (3)	(5)	5
Total operating special items, net	$107	$294

(1)
Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training. Additionally, the 2016 period also included costs related to alignment of labor union contracts, re-branded uniforms, relocation and severance.

(2)	Fleet restructuring expenses driven by the Merger principally included the acceleration of aircraft depreciation and impairments for aircraft grounded or expected to be grounded earlier than planned.

(3)	Regional operating special items, net principally related to a gain on the sale of certain aircraft in the 2017 period and Merger integration expenses in the 2016 period.
Regional Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$352	$303	$49	16.1
Other	1,302	1,235	67	5.4
Total regional operating expenses	$1,654	$1,538	$116	7.5
Regional operating expenses increased $116 million, or 7.5%, in the third quarter of 2017 from the 2016 period. The period-over-period increase was primarily due to a $49 million, or 16.1%, increase in fuel costs and a $67 million, or 5.4%, increase in other regional operating expenses. The average price per gallon of fuel increased 13.1% to $1.75 in the third quarter of 2017 from $1.55 in the 2016 period, on a 2.6% increase in consumption. The increase in other regional operating expenses was primarily driven by a 3.8% increase in capacity, principally from our wholly-owned regional carriers. See Note 10 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on regional expenses.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Interest income	$25	$16	$9	51.4
Interest expense, net	(266)	(250)	(16)	6.6
Other, net	13	(8)	21	nm
Total nonoperating expense, net	$(228)	$(242)	$14	(5.4)
Our short-term investments in each period consisted of highly liquid investments that provided relatively nominal returns. Interest income increased $9 million, or 51.4%, principally due to an increase in interest rates, which drove more than a 50 basis point increase in average yields in the third quarter of 2017 as compared to the 2016 period.
Interest expense, net increased $16 million in the third quarter of 2017 as compared to the 2016 period primarily due to higher outstanding debt as a result of aircraft financings associated with our fleet renewal program.
Income Taxes
In the third quarter 2017, we recorded an income tax provision of $380 million, which was substantially non-cash due to utilization of our net operating losses (NOLs). Substantially all of our income before income taxes is attributable to the United States. At December 31, 2016, we had approximately $10.5 billion of gross NOLs to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
We realized pre-tax income of $2.7 billion and $3.8 billion in the first nine months of 2017 and 2016, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $3.1 billion and $4.3 billion in the first nine months of 2017 and 2016, respectively.
Our pre-tax results on both a GAAP basis and excluding pre-tax net special items for the first nine months of 2017 were principally driven by higher wage rates and fuel costs, which were offset in part by higher revenues.
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline passenger	$21,981	$21,192	$789	3.7
Regional passenger	5,133	5,040	93	1.8
Cargo	568	506	62	12.2
Other	3,924	3,653	271	7.4
Total operating revenues	$31,606	$30,391	$1,215	4.0
This table presents our total passenger revenues and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Nine Months Ended September 30, 2016
	Nine Months Ended September 30, 2017	Passenger Revenue	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Mainline passenger	$21,981	3.7%	0.5%	0.4%	0.1	pts	3.2%	3.3%
Regional passenger	5,133	1.8%	1.2%	3.1%	(1.4	)pts	0.7%	(1.2)%
Total passenger revenues	$27,114	3.4%	0.6%	0.7%	(0.1	)pts	2.8%	2.7%
Total passenger revenues increased $882 million, or 3.4%, in the first nine months of 2017 from the 2016 period primarily driven by a 2.8% period-over-period increase in consolidated passenger yields and continued strong demand. Domestic consolidated yields increased 3.6% and international yields rose 1.8%, due principally to improved performance in Latin America.
Cargo revenue increased $62 million, or 12.2%, in the first nine months of 2017 from the 2016 period primarily driven by an increase in freight volume.
Other revenue primarily includes revenue associated with our loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $271 million, or 7.4%, in the first nine months of 2017 from the 2016 period primarily driven by an increase in loyalty program revenue. In the first nine months of 2017 and 2016, other revenue associated with our loyalty program was $1.8 billion and $1.5 billion, respectively, of which $1.6 billion and $1.4 billion, respectively, related to the marketing component of mileage sales and other marketing related payments. This period-over-period increase was primarily due to revenues associated with our new co-branded credit card agreements that became effective in the third quarter of 2016.
Total operating revenues in the first nine months of 2017 increased $1.2 billion, or 4.0%, from the 2016 period driven principally by a 3.4% increase in total passenger revenues as described above. Our mainline and regional TRASM was 15.11 cents in the first nine months of 2017, a 3.3% increase as compared to 14.63 cents in the 2016 period.

Mainline Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$4,481	$3,736	$745	19.9
Salaries, wages and benefits	8,824	8,094	730	9.0
Maintenance, materials and repairs	1,474	1,352	122	9.1
Other rent and landing fees	1,363	1,342	21	1.6
Aircraft rent	892	908	(16)	(1.7)
Selling expenses	1,094	990	104	10.5
Depreciation and amortization	1,255	1,128	127	11.3
Special items, net	432	450	(18)	(3.8)
Other	3,575	3,386	189	5.6
Total mainline operating expenses	$23,390	$21,386	$2,004	9.4
Mainline operating expenses increased $2.0 billion, or 9.4%, in the first nine months of 2017 from the 2016 period. The increase in operating expenses was primarily driven by higher wage rates and fuel costs. See detailed explanations below relating to changes in mainline CASM.
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

The major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the nine months ended September 30, 2017 and 2016 are as follows (amounts may not recalculate due to rounding):

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2017	2016
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.43	2.03	19.5
Salaries, wages and benefits	4.78	4.40	8.6
Maintenance, materials and repairs	0.80	0.73	8.7
Other rent and landing fees	0.74	0.73	1.2
Aircraft rent	0.48	0.49	(2.1)
Selling expenses	0.59	0.54	10.1
Depreciation and amortization	0.68	0.61	10.9
Special items, net	0.23	0.24	(4.2)
Other	1.94	1.84	5.2
Total mainline CASM	12.67	11.62	9.0
Special items, net	(0.23)	(0.24)	(4.2)
Aircraft fuel and related taxes	(2.43)	(2.03)	19.5
Mainline CASM, excluding special items and fuel	10.01	9.35	7.0
Significant changes in the components of mainline CASM are as follows:

•
Aircraft fuel and related taxes per ASM increased 19.5% primarily due to a 21.1% increase in the average price per gallon of fuel to $1.65 in the first nine months of 2017 from $1.36 in the 2016 period, offset in part by a 0.9% decrease in gallons of fuel consumed.

•
Salaries, wages and benefits per ASM increased 8.6% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017, as well as rate increases for maintenance and fleet service work groups, which became effective mid-third quarter of 2016.

•
Maintenance, materials and repairs per ASM increased 8.7% as compared to the 2016 period primarily due to a contract change impacting the timing of maintenance expenses incurred. Certain flight equipment was transitioned to a new flight hour based contract (referred to as power by the hour) where expense is incurred and recognized based on actual hours flown. Previously this flight equipment was covered by a time and materials based contract where expense is incurred and recognized as maintenance is performed.

•	Selling expenses per ASM increased 10.1% primarily due to higher revenues in the first nine months of 2017 as compared to the 2016 period, resulting in higher commissions.

•	Depreciation and amortization per ASM increased 10.9% primarily due to aircraft purchased in connection with our fleet renewal program.

•	Other operating expenses per ASM increased 5.2% primarily due to expenses associated with improving our product offerings, customer experience and operational reliability.

Operating Special Items, Net

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Merger integration expenses (1)	$192	$395
Fleet restructuring expenses (2)	174	72
Mark-to-market adjustments for bankruptcy obligations and other	7	(22)
Labor contract expenses (3)	45	—
Other operating charges, net	14	5
Total mainline operating special items, net	432	450
Regional operating special items, net (4)	(1)	13
Total operating special items, net	$431	$463

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

(4)	Regional operating special items, net principally related to a gain on the sale of certain aircraft in the 2017 period and Merger integration expenses in the 2016 period.
Regional Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$999	$801	$198	24.7
Other	3,849	3,687	162	4.4
Total regional operating expenses	$4,848	$4,488	$360	8.0
Regional operating expenses increased $360 million, or 8.0%, in the first nine months of 2017 from the 2016 period. The period-over-period increase was primarily due to a $198 million, or 24.7%, increase in fuel costs and a $162 million, or 4.4%, increase in other regional operating expenses. The average price per gallon of fuel increased 21.8% to $1.73 in the first nine months of 2017 from $1.42 in the 2016 period, on a 2.4% increase in consumption. The increase in other regional operating expenses was primarily driven by a 3.1% increase in capacity, principally from our wholly-owned regional carriers. See Note 10 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on regional expenses.

Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Interest income	$70	$45	$25	55.4
Interest expense, net	(787)	(738)	(49)	6.6
Other, net	8	(25)	33	nm
Total nonoperating expense, net	$(709)	$(718)	$9	(1.3)
Our short-term investments in each period consisted of highly liquid investments that provided relatively nominal returns. Interest income increased $25 million, or 55.4%, principally due to an increase in interest rates, which drove more than a 50 basis point increase in average yields in the first nine months of 2017 as compared to the 2016 period.
Interest expense, net increased $49 million in the first nine months of 2017 as compared to the 2016 period primarily due to higher outstanding debt as a result of aircraft financings associated with our fleet renewal program.
Other nonoperating expense, net in the 2016 period primarily included $36 million of net special charges consisting of debt issuance and extinguishment costs associated with a bond refinancing, offset in part by $19 million of foreign currency gains.
Income Taxes
In the first nine months of 2017, we recorded an income tax provision of $998 million, which was substantially non-cash due to utilization of our NOLs. Substantially all of our income before income taxes is attributable to the United States. At December 31, 2016, we had approximately $10.5 billion of gross NOLs to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
American realized pre-tax income of $1.0 billion and $1.2 billion in the third quarters of 2017 and 2016, respectively.
American’s third quarter 2017 pre-tax results were principally driven by higher wage rates and fuel costs, which were offset in part by higher revenues.
Operating Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline passenger	$7,628	$7,419	$209	2.8
Regional passenger	1,749	1,731	18	1.1
Cargo	200	171	29	17.0
Other	1,298	1,270	28	2.2
Total operating revenues	$10,875	$10,591	$284	2.7
Total passenger revenues increased $227 million, or 2.5%, in the third quarter of 2017 from the 2016 period primarily driven by a period-over-period increase in consolidated passenger yields and continued strong demand.
Cargo revenue increased $29 million, or 17.0%, in the third quarter of 2017 from the 2016 period primarily driven by an increase in freight volume.

Other revenue primarily includes revenue associated with American’s loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. In the third quarters of 2017 and 2016, other revenue associated with American’s loyalty program was $577 million and $569 million, respectively, of which $549 million and $540 million, respectively, related to the marketing component of mileage sales and other marketing related payments.
Total operating revenues in the third quarter of 2017 increased $284 million, or 2.7%, from the 2016 period driven principally by a 2.5% increase in total passenger revenues as described above.
Mainline Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,570	$1,393	$177	12.7
Salaries, wages and benefits	2,991	2,770	221	8.0
Maintenance, materials and repairs	487	481	6	1.4
Other rent and landing fees	471	463	8	1.7
Aircraft rent	304	299	5	1.5
Selling expenses	400	347	53	15.1
Depreciation and amortization	433	399	34	8.6
Special items, net	112	289	(177)	(61.2)
Other	1,220	1,184	36	3.1
Total mainline operating expenses	$7,988	$7,625	$363	4.8
Mainline operating expenses increased $363 million, or 4.8%, in the third quarter of 2017 from the 2016 period. The increase in operating expenses was primarily driven by higher wage rates and fuel costs. Detailed explanations related to the changes in American’s mainline operating expenses are as follows:

•	Aircraft fuel and related taxes increased 12.7% primarily due to a 13.4% increase in the average price per gallon of fuel to $1.66 in the third quarter of 2017 from $1.46 in the 2016 period.

•
Salaries, wages and benefits increased 8.0% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017, as well as rate increases for maintenance and fleet service work groups, which became effective mid-third quarter of 2016.

•	Selling expenses increased 15.1% primarily due to higher revenues in the third quarter of 2017 as compared to the 2016 period, resulting in higher commissions.

•	Depreciation and amortization increased 8.6% primarily due to aircraft purchased in connection with American’s fleet renewal program.
Operating Special Items, Net

	Three Months Ended September 30,
	2017	2016
	(In millions)
Merger integration expenses (1)	$62	$194
Fleet restructuring expenses (2)	62	31
Mark-to-market adjustments for bankruptcy obligations and other	(12)	39
Other operating charges, net	—	25
Total mainline operating special items, net	112	289
Regional operating special items, net (3)	(1)	3
Total operating special items, net	$111	$292

(1)
Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training. Additionally, the 2016 period also included costs related to alignment of labor union contracts, re-branded uniforms, relocation and severance.

(2)	Fleet restructuring expenses driven by the Merger principally included the acceleration of aircraft depreciation and impairments for aircraft grounded or expected to be grounded earlier than planned.

(3)	Regional operating special items, net principally related to Merger integration expenses.
Regional Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$352	$303	$49	16.1
Other	1,310	1,231	79	6.4
Total regional operating expenses	$1,662	$1,534	$128	8.3
Regional operating expenses increased $128 million, or 8.3%, in the third quarter of 2017 from the 2016 period. The period-over-period increase was primarily due to a $49 million, or 16.1%, increase in fuel costs and a $79 million, or 6.4%, increase in other regional operating expenses. The average price per gallon of fuel increased 13.1% to $1.75 in the third quarter of 2017 from $1.55 in the 2016 period, on a 2.6% increase in consumption. The increase in other regional operating expenses was primarily driven by increased capacity. See Note 8 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for further information on regional expenses.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Interest income	$56	$28	$28	nm
Interest expense, net	(250)	(229)	(21)	9.4
Other, net	13	(8)	21	nm
Total nonoperating expense, net	$(181)	$(209)	$28	(13.5)
American’s short-term investments in each period consisted of highly liquid investments that provided relatively nominal returns. Interest income increased $28 million principally due to an increase in interest rates, which drove more than a 50 basis point increase in average yields in the third quarter of 2017 as compared to the 2016 period.
Interest expense, net increased $21 million in the third quarter of 2017 as compared to the 2016 period primarily due to higher outstanding debt as a result of aircraft financings associated with American’s fleet renewal program.
Income Taxes
In the third quarter 2017, American recorded an income tax provision of $395 million, which was substantially non-cash due to utilization of its NOLs. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2016, American had approximately $11.3 billion of gross NOLs to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017.
See Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
American realized pre-tax income of $2.8 billion and $3.9 billion in the first nine months of 2017 and 2016, respectively.
American’s pre-tax results for the first nine months of 2017 were principally driven by higher wage rates and fuel costs, which were offset in part by higher revenues.
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline passenger	$21,981	$21,192	$789	3.7
Regional passenger	5,133	5,040	93	1.8
Cargo	568	506	62	12.2
Other	3,916	3,639	277	7.6
Total operating revenues	$31,598	$30,377	$1,221	4.0
Total passenger revenues increased $882 million, or 3.4%, in the first nine months of 2017 from the 2016 period primarily driven by a period-over-period increase in consolidated passenger yields and continued strong demand.
Cargo revenue increased $62 million, or 12.2%, in the first nine months of 2017 from the 2016 period primarily driven by an increase in freight volume.
Other revenue primarily includes revenue associated with American’s loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $277 million, or 7.6%, in the first nine months of 2017 from the 2016 period primarily driven by an increase in loyalty program revenue. In the first nine months of 2017 and 2016, other revenue associated with American’s loyalty program was $1.8 billion and $1.5 billion, respectively, of which $1.6 billion and $1.4 billion, respectively, related to the marketing component of mileage sales and other marketing related payments. This period-over-period increase was primarily due to revenues associated with our new co-branded credit card agreements that became effective in the third quarter of 2016.
Total operating revenues in the first nine months of 2017 increased $1.2 billion, or 4.0%, from the 2016 period driven principally by a 3.4% increase in total passenger revenues as described above.
Mainline Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$4,481	$3,736	$745	19.9
Salaries, wages and benefits	8,816	8,087	729	9.0
Maintenance, materials and repairs	1,474	1,352	122	9.1
Other rent and landing fees	1,363	1,342	21	1.6
Aircraft rent	892	908	(16)	(1.7)
Selling expenses	1,094	990	104	10.5
Depreciation and amortization	1,255	1,128	127	11.3
Special items, net	432	450	(18)	(3.8)
Other	3,575	3,391	184	5.4
Total mainline operating expenses	$23,382	$21,384	$1,998	9.3
Mainline operating expenses increased $2.0 billion, or 9.3%, in the first nine months of 2017 from the 2016 period. The increase in operating expenses was primarily driven by higher wage rates and fuel costs. Detailed explanations related to the changes in American’s mainline operating expenses are as follows:

•
Aircraft fuel and related taxes increased 19.9% primarily due to a 21.1% increase in the average price per gallon of fuel to $1.65 in the first nine months of 2017 from $1.36 in the 2016 period, offset in part by a 0.9% decrease in gallons of fuel consumed.

•
Salaries, wages and benefits increased 9.0% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017, as well as rate increases for maintenance and fleet service work groups, which became effective mid-third quarter of 2016.

•
Maintenance, materials and repairs increased 9.1% as compared to the 2016 period primarily due to a contract change impacting the timing of maintenance expenses incurred. Certain flight equipment was transitioned to a new flight hour based contract (referred to as power by the hour) where expense is incurred and recognized based on actual hours flown. Previously this flight equipment was covered by a time and materials based contract where expense is incurred and recognized as maintenance is performed.

•	Selling expenses increased 10.5% primarily due to higher revenues in the first nine months of 2017 as compared to the 2016 period, resulting in higher commissions.

•	Depreciation and amortization increased 11.3% primarily due to aircraft purchased in connection with American’s fleet renewal program.

•	Other operating expenses increased 5.4% primarily due to expenses associated with improving our product offerings, customer experience and operational reliability.
Operating Special Items, Net

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Merger integration expenses (1)	$192	$395
Fleet restructuring expenses (2)	174	72
Mark-to-market adjustments for bankruptcy obligations and other	7	(22)
Labor contract expenses (3)	45	—
Other operating charges, net	14	5
Total mainline operating special items, net	432	450
Regional operating special items, net (4)	3	11
Total operating special items, net	$435	$461

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

(4)	Regional operating special items, net principally related to Merger integration expenses.

Regional Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$999	$801	$198	24.7
Other	3,861	3,679	182	5.0
Total regional operating expenses	$4,860	$4,480	$380	8.5
Regional operating expenses increased $380 million, or 8.5%, in the first nine months of 2017 from the 2016 period. The period-over-period increase was primarily due to a $198 million, or 24.7%, increase in fuel costs and a $182 million, or 5.0%, increase in other regional operating expenses. The average price per gallon of fuel increased 21.8% to $1.73 in the first nine months of 2017 from $1.42 in the 2016 period, on a 2.4% increase in consumption. The increase in other regional operating expenses was primarily driven by increased capacity. See Note 8 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for further information on regional expenses.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Interest income	$158	$74	$84	nm
Interest expense, net	(738)	(674)	(64)	9.4
Other, net	8	(27)	35	nm
Total nonoperating expense, net	$(572)	$(627)	$55	(8.8)
American’s short-term investments in each period consisted of highly liquid investments that provided relatively nominal returns. Interest income increased $84 million principally due to an increase in interest rates, which drove more than a 50 basis point increase in average yields in the first nine months of 2017 as compared to the 2016 period.
Interest expense, net increased $64 million in the first nine months of 2017 as compared to the 2016 period primarily due to higher outstanding debt as a result of aircraft financings associated with American’s fleet renewal program.
Other nonoperating expense, net in the 2016 period primarily included $36 million of net special charges consisting of debt issuance and extinguishment costs associated with a bond refinancing, offset in part by $19 million of foreign currency gains.
Income Taxes
In the first nine months of 2017, American recorded an income tax provision of $1.0 billion, which was substantially non-cash due to utilization of its NOLs. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2016, American had approximately $11.3 billion of gross NOLs to reduce future federal taxable income, substantially all of which are expected to be available for use in 2017.
See Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Liquidity and Capital Resources
Liquidity
As of September 30, 2017, AAG had approximately $8.3 billion in total available liquidity and $393 million in restricted cash and short-term investments. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Cash	$340	$322	$328	$310
Short-term investments	5,428	6,037	5,425	6,034
Undrawn revolving credit facilities	2,500	2,425	2,500	2,425
Total available liquidity	$8,268	$8,784	$8,253	$8,769
Share Repurchase Programs
Since July 2014, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of September 30, 2017, $677 million remained unused under a repurchase program that expires on December 31, 2018. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.
During the three months ended September 30, 2017, we repurchased 7.7 million shares of AAG common stock for $362 million at a weighted average cost per share of $46.97. During the nine months ended September 30, 2017, we repurchased 29.4 million shares of AAG common stock for $1.3 billion at a weighted average cost per share of $45.05. Since the inception of our share repurchase programs in July 2014, we have repurchased 257.7 million shares of AAG common stock for $10.3 billion at a weighted average cost per share of $40.05.
Cash Dividends
Our Board of Directors declared the following cash dividends during the first nine months of 2017:

Period	Per share	For stockholders of record as of	Payable on	Total (millions)
First Quarter	$0.10	February 13, 2017	February 27, 2017	$51
Second Quarter	0.10	May 16, 2017	May 30, 2017	50
Third Quarter	0.10	August 14, 2017	August 28, 2017	49
Total				$150
In October 2017, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on November 13, 2017, and payable on November 27, 2017.
Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $4.3 billion and $5.9 billion for the first nine months of 2017 and 2016, respectively, a period-over-period decrease of $1.6 billion. The decrease was primarily due to lower profitability in the first nine months of 2017 driven by higher wage rates and fuel costs, which were offset in part by higher revenues. Additionally, we made a $256 million supplemental contribution to our pension plans in the 2017 period.

Investing Activities
Our net cash used in investing activities was $3.1 billion and $4.6 billion for the first nine months of 2017 and 2016, respectively.
Our principal investing activities in the 2017 period included expenditures of $4.6 billion for property and equipment, primarily 58 aircraft, including 20 Airbus A321 aircraft, 15 Boeing 737-800 aircraft, 12 Embraer 175 aircraft, 10 Boeing 787 Family aircraft and one Boeing 737-8 MAX aircraft, as well as a $203 million equity investment in China Southern Airlines Company Limited (China Southern Airlines). These cash outflows were offset in part by $831 million of net proceeds from the sale of property and equipment, primarily including cash proceeds from aircraft sale-leaseback transactions, and $621 million in net sales of short-term investments.
Our principal investing activities in the 2016 period included expenditures of $4.3 billion for property and equipment, primarily 77 aircraft, including 19 Airbus A321 aircraft, 18 Bombardier CRJ900 aircraft, 18 Embraer 175 aircraft, 15 Boeing 737-800 aircraft, five Boeing 787 Family aircraft and two Boeing 777 aircraft. We also had $491 million in net purchases of short-term investments.
Financing Activities
Our net cash used in financing activities was $1.2 billion and $1.3 billion for the first nine months of 2017 and 2016, respectively.
Our principal financing activities in the 2017 period included net proceeds of $2.2 billion from the issuance of debt, primarily the issuance of $1.3 billion of EETCs and $815 million borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $1.8 billion in scheduled debt repayments, $1.4 billion in share repurchases and $150 million in dividend payments.
Our principal financing activities in the 2016 period included net proceeds of $5.4 billion from the issuance of debt, primarily including the issuance of $2.1 billion of EETCs, $1.0 billion provided under the 2016 Term Loan Facility, an $844 million issuance of special facility revenue refunding bonds related to JFK and an additional $1.4 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $3.9 billion in share repurchases, $2.5 billion in debt repayments, primarily including the repayment of $588 million in remaining principal of the 2013 Citicorp Credit Facility Tranche B-2 and the refunding of approximately $1.0 billion of special facility revenue bonds related to JFK, and $172 million in dividend payments.
American
Operating Activities
American’s net cash provided by operating activities was $2.7 billion and $1.8 billion for the first nine months of 2017 and 2016, respectively, a period-over-period increase of $969 million. We have the ability to move funds freely between our subsidiaries to support our cash requirements. The increase in operating cash flows during the first nine months of 2017 as compared to the 2016 period was primarily due to a decrease in intercompany cash transfers from American to AAG. This increase in operating cash flows was offset in part by lower profitability in the first nine months of 2017 driven by higher wage rates and fuel costs, which were offset in part by higher revenues. Additionally, American made a $256 million supplemental contribution to its pension plans in the 2017 period.
Investing Activities
American’s net cash used in investing activities was $3.0 billion and $4.6 billion for the first nine months of 2017 and 2016, respectively.
American’s principal investing activities in the 2017 period included expenditures of $4.5 billion for property and equipment, primarily 58 aircraft, including 20 Airbus A321 aircraft, 15 Boeing 737-800 aircraft, 12 Embraer 175 aircraft, 10 Boeing 787 Family aircraft and one Boeing 737-8 MAX aircraft, as well as a $203 million equity investment in China Southern Airlines. These cash outflows were offset in part by $816 million of net proceeds from the sale of property and equipment, primarily including cash proceeds from aircraft sale-leaseback transactions, and $621 million in net sales of short-term investments.
American’s principal investing activities in the 2016 period included expenditures of $4.2 billion for property and equipment, primarily 77 aircraft, including 19 Airbus A321 aircraft, 18 Bombardier CRJ900 aircraft, 18 Embraer 175 aircraft, 15 Boeing

737-800 aircraft, five Boeing 787 Family aircraft and two Boeing 777 aircraft. American also had $491 million in net purchases of short-term investments.
Financing Activities
American’s net cash provided by financing activities was $302 million and $2.8 billion for the first nine months of 2017 and 2016, respectively.
American’s principal financing activities in the 2017 period included net proceeds of $2.2 billion from the issuance of debt, primarily the issuance of $1.3 billion of EETCs and $815 million borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $1.8 billion in scheduled debt repayments.

American’s principal financing activities in the 2016 period included net proceeds of $5.4 billion from the issuance of debt, primarily including the issuance of $2.1 billion of EETCs, $1.0 billion provided under the 2016 Term Loan Facility, an $844 million issuance of special facility revenue refunding bonds related to JFK and an additional $1.4 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $2.5 billion in debt repayments, primarily including the repayment of $588 million in remaining principal of the 2013 Citicorp Credit Facility Tranche B-2 and the refunding of approximately $1.0 billion of special facility revenue bonds related to JFK.
Commitments
Significant Indebtedness
As of September 30, 2017, AAG and American had $24.9 billion and $23.1 billion, respectively, including current maturities of $2.5 billion and $2.0 billion, respectively, in long-term debt and capital leases. During the nine months ended September 30, 2017, there have been no material changes in our significant indebtedness as discussed in our 2016 Form 10-K, except as discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 3 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Collateral Related Covenants
Certain of our debt financing agreements contain loan to value ratio covenants and require us to appraise the related collateral annually. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part. As of September 30, 2017, we were in compliance with the collateral coverage tests for the 2013 Credit Facilities, the 2014 Credit Facilities, the April 2016 Credit Facilities and the December 2016 Credit Facilities as of the most recent measurement dates.
Credit Ratings
The following table details AAG and American’s credit ratings as of September 30, 2017:

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

Aircraft and Engine Purchase Commitments
As of September 30, 2017, we had definitive purchase agreements with Airbus, Boeing and Embraer for the acquisition of the following mainline and regional aircraft:

	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter	Total
Airbus
A320neo Family	—	—	25	25	25	25	100
A350 XWB	—	—	—	2	5	15	22
Boeing
737-800	5	—	—	—	—	—	5
737 MAX Family	3	16	20	20	20	20	99
787 Family	3	6	2	—	—	—	11
Embraer
ERJ175 (1)	4	—	—	—	—	—	4
Total	15	22	47	47	50	60	241

(1)	These aircraft may be operated by wholly-owned regional subsidiaries which would operate the aircraft under capacity purchase arrangements.
We also have agreements for 42 spare engines to be delivered in 2017 and beyond.
As of September 30, 2017, we had financing commitments for all of the aircraft currently on order and scheduled to be delivered through April 2018. We do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through the end of 2018: eleven Boeing 737 MAX Family aircraft and five Boeing 787 Family aircraft. In addition, we do not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2019 and beyond. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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

Contractual Obligations
The following table provides details of our future cash contractual obligations as of September 30, 2017 (in millions):

	Payments Due by Period
	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter	Total
American
Debt and capital lease obligations (1) (3)	$386	$2,080	$2,115	$3,524	$2,790	$12,247	$23,142
Interest obligations (2) (3)	226	936	859	751	628	1,847	5,247
Aircraft and engine purchase commitments (4)	861	1,691	2,669	2,790	2,909	3,688	14,608
Operating lease commitments (5)	521	2,155	1,933	1,745	1,303	4,295	11,952
Regional capacity purchase agreements (6)	397	1,447	1,302	1,054	857	2,742	7,799
Minimum pension obligations (7)	—	62	1,136	800	793	3,082	5,873
Retiree medical and other postretirement benefits and other obligations (8)	410	1,817	1,266	825	933	321	5,572
Total American Contractual Obligations	$2,801	$10,188	$11,280	$11,489	$10,213	$28,222	$74,193

AAG Parent and Other AAG Subsidiaries
Debt and capital lease obligations (1)	$—	$500	$750	$506	$2	$22	$1,780
Interest obligations (2)	36	82	67	14	2	8	209
Operating lease commitments	5	17	9	7	9	16	63
Total AAG Contractual Obligations	$2,842	$10,787	$12,106	$12,016	$10,226	$28,268	$76,245

(1)
Amounts represent contractual amounts due. Excludes $230 million and $8 million of unamortized debt discount, premium and issuance costs as of September 30, 2017 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 3 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B.

(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at September 30, 2017.

(3)
Includes $11.4 billion of future principal payments and $2.7 billion of future interest payments, respectively, as of September 30, 2017, related to EETC notes associated with mortgage financings for the purchase of certain aircraft.

(4)	See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about these obligations.

(5)	Includes $1.2 billion of future minimum lease payments related to EETC leverage leased financings of certain aircraft as of September 30, 2017.

(6)
Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(7)	Includes minimum pension contributions based on actuarially determined estimates.

(8)	Includes retiree medical and other postretirement benefit payments and other minimum purchase obligations.

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
Critical Accounting Policies and Estimates
In the third quarter of 2017, there were no changes to our critical accounting policies and estimates from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2016 Form 10-K.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation. The new revenue standard applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. We will adopt the new revenue standard effective January 1, 2018. Entities have the choice to apply the new revenue standard either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the new revenue standard at the date of initial application and not adjusting comparative information. We will adopt the new revenue standard using the full retrospective method.
We are in the process of finalizing how the application of the new revenue standard will impact our condensed consolidated financial statements. We currently expect that the new revenue standard will materially impact our liability for outstanding mileage credits earned by AAdvantage loyalty program members. We currently use the incremental cost method to account for this portion of our loyalty program liability, which values these mileage credits based on the estimated incremental cost of carrying one additional passenger. The new revenue standard will require us to change our policy and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned will be deferred and recognized in passenger revenue upon future mileage redemption. The carrying value of the earned mileage credits recognized in loyalty program liability is expected to be materially greater under the relative selling price approach than the value attributed to these mileage credits under the incremental cost method. The new revenue standard will also require us to reclassify certain ancillary fees to passenger revenue, which are currently included within other operating revenue.

We currently estimate that upon adoption of the new revenue standard as of January 1, 2018, our liability for outstanding mileage credits will increase by approximately $5.5 billion, offset in part by a $2.0 billion increase in our deferred tax asset, resulting in a net $3.5 billion charge to retained earnings. Additionally, after applying the new revenue standard, our 2017 passenger revenue and pre-tax income is currently estimated to increase by approximately $300 million. Finally, approximately $2.5 billion annually of ancillary revenues presently included within other revenue will be reclassified to passenger revenue. This reclassification will have no impact on total operating revenues. The foregoing estimates are subject to change.
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
Aircraft Fuel
As of September 30, 2017, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Our 2017 forecasted mainline and regional fuel consumption is presently approximately 4.4 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $44 million increase in annual expense.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term investments. If annual interest rates increase 100 basis points, based on our September 30, 2017 variable-rate debt and short-term investments balances, annual interest expense on variable-rate debt would increase by approximately $96 million and annual interest income on short-term investments would increase by approximately $59 million.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of September 30, 2017 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting
On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are still in the process of integrating certain processes, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. For the quarter ended September 30, 2017, there has been no change in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2017.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of September 30, 2017, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.
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
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On May 12, 2017, defendants filed a motion for summary judgment. On June 23, 2017, plaintiffs filed an opposition to defendants’ motion and cross-motion for summary judgment. Briefing of the parties’ respective motions concluded on September 1, 2017; a hearing date has not yet been set. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Accordingly, as of September 30, 2017, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
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
We are party to antitrust-immunized cooperation agreements with British Airways, Iberia, Finnair, Royal Jordanian, Japan Airlines, LAN Airlines and LAN Peru. As part of the antitrust-immunized relationships, we have also established joint business agreements (JBAs) with British Airways, Iberia and Finnair, and separately with Japan Airlines. In October 2017, American Airlines and its transatlantic partners executed an amended and restated JBA which, among other things, extends the term of the agreement. Also, we had previously signed a revised JBA with Qantas Airways and applied for antitrust immunity with the U.S. Department of Transportation (DOT) for the revised relationship, but we withdrew that application in November 2016 after it was tentatively denied by the DOT. We intend to file a new application for antitrust immunity with the DOT this year, which, if granted, would allow us to expand that relationship further. In addition, we have signed JBAs with certain air carriers of the LATAM Airlines Group and have applied for approval in the relevant jurisdictions affected by such agreements, which applications have been approved in Brazil, Colombia and Uruguay, but are still pending before other relevant authorities, including the DOT and in Chile. The foregoing arrangements are important aspects of our international network and we are dependent on the performance of the other airlines party to those agreements. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented.

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
Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general interest rates, rates set by the Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk –“Interest.”
These obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates significant investments in modernizing our fleet. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of September 30, 2017, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2017-2021 would be approximately $10.9 billion. Accordingly, we will need substantial financing or other capital resources to finance such aircraft. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
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
A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain necessary personnel, including in particular pilots, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Many of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Volatility in fuel prices, disruptions to capital markets and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. For example, one of our significant third-party operators of regional capacity, Republic, commenced a Chapter 11 bankruptcy in 2016. In connection with Republic’s bankruptcy process, we restructured our contractual relationship with Republic and received an approximate 25% equity interest in Republic in consideration for our unsecured claim in the case. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.
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
For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft. Additionally, the FAA is presently considering regulations that would impose a cap on ticket change fees charged by airlines. Our failure to comply with such requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In the future, new regulatory requirements could have a material adverse effect on us and the industry.
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
Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities, such as the EU, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries we serve are subject to periodic renegotiation. We currently operate a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures, JBAs, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU, including London Heathrow Airport (LHR). As a result of the agreement, we face increased competition in these markets, including LHR. The pending withdrawal of the United Kingdom from the EU will mandate further modification in the current regulatory regime. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations.

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
Potential tax reform in the U.S. may result in significant changes to U.S. federal income taxation law, including changes to the U.S. federal income taxation of corporations (including us), which could, among other things, result in a lower corporate tax rate, the elimination of certain tax deductions and preferences, and impacts to the international tax environment. We are currently unable to predict whether such changes will occur and, if so, the impact such changes would have on us and our subsidiaries.
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
The United Kingdom held a referendum in June 2016 regarding its membership in the EU in which a majority of the United Kingdom electorate voted in favor of the British government taking the necessary action for the United Kingdom to leave the EU. In March 2017, the United Kingdom served notice of its decision to withdraw to the EU, formally initiating the withdrawal process. Serving this notice began the two-year period for the United Kingdom to negotiate the terms for its withdrawal from the EU. At this time, it is not certain what steps will need to be taken to facilitate the United Kingdom’s exit from the EU. The implications of the United Kingdom withdrawing from the EU are similarly unclear at present because it is unclear what relationship the United Kingdom will have with the EU after withdrawal. We face risks associated with the uncertainty following the referendum and the consequences that may flow from the decision to exit the EU, notably given the extent of our passenger and cargo traffic that flows between the U.S. and the EU via LHR in the United Kingdom. Among other things, the exit of the United Kingdom from the EU could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, the exit of the United Kingdom from the EU has created uncertainty as to the future trade relationship between the EU and the United Kingdom, including as to air traffic services. The exit of the United Kingdom could also lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts cannot be predicted. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
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
Since July 2014, as part of our capital deployment program, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of September 30, 2017, $677 million remained unused under a repurchase program that expires on December 31, 2018. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The repurchase programs may be limited, suspended or discontinued at any time without prior notice.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended September 30, 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
July 2017	1,037,573	$51.79	1,037,573	$985
August 2017	3,186,417 (1)	$46.63	3,177,325	$837
September 2017	3,485,296	$45.85	3,485,296	$677

(1)
Includes the repurchase of 9,092 shares of AAG common stock separate from our share repurchase programs in August 2017 for less than $1 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claims Reserve.

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

4.1
Pass Through Trust Agreement, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to American Airlines, Inc.’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.2
Trust Supplement No. 2017-2AA, dated as of August 14, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.3
Trust Supplement No. 2017-2A, dated as of August 14, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.4
Intercreditor Agreement (2017-2), dated as of August 14, 2017, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2017-2AA and as Trustee of the American Airlines Pass Through Trust 2017-2A, National Australia Bank Limited, as Class AA Liquidity Provider and Class A Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.5
Deposit Agreement (Class AA), dated as of August 14, 2017, between Wilmington Trust, National Association, as Escrow Agent, and Natixis S.A., acting through its New York Branch, as Depositary (incorporated by reference to Exhibit 4.5 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.6
Deposit Agreement (Class A), dated as of August 14, 2017, between Wilmington Trust, National Association, as Escrow Agent, and Natixis S.A., acting through its New York Branch, as Depositary (incorporated by reference to Exhibit 4.6 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.7
Escrow and Paying Agent Agreement (Class AA), dated as of August 14, 2017, among Wilmington Trust, National Association, as Escrow Agent, Goldman Sachs & Co. LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2017-2AA, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.7 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.8
Escrow and Paying Agent Agreement (Class A), dated as of August 14, 2017, among Wilmington Trust, National Association, as Escrow Agent, Goldman Sachs & Co. LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2017-2A, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.8 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.9
Note Purchase Agreement, dated as of August 14, 2017, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.10
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit B to Exhibit 4.9 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.11
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.9 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.12
Form of Pass Through Trust Certificate, Series 2017-2AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.13
Form of Pass Through Trust Certificate, Series 2017-2A (incorporated by reference to Exhibit A to Exhibit 4.3 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.14
Revolving Credit Agreement (2017-2AA), dated as of August 14, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-2AA, as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.15
Revolving Credit Agreement (2017-2A), dated as of August 14, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-2A, as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

10.1*
Second Amendment to the Credit and Guaranty Agreement, dated as of August 21, 2017, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent, and certain other parties thereto.

10.2*
Third Amendment to the Amended and Restated Credit And Guaranty Agreement, dated as of August 21, 2017, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and certain other parties thereto.

10.3*
Fourth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of August 21, 2017, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto.

12.1	Computation of ratio of earnings to fixed charges of American Airlines Group Inc. for the nine months ended September 30, 2017.
12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the nine months ended September 30, 2017.
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Confidential treatment has been requested with respect to certain portions of this agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: October 26, 2017	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: October 26, 2017	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)