Form 10-K
period 2017-12-31
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2018-02-21
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American Airlines Group Inc.	Yes	☒	No	☐
American Airlines, Inc.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

American Airlines Group Inc.	Yes	☐	No	☒
American Airlines, Inc.	Yes	☐	No	☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

American Airlines Group Inc.	Yes	☒	No	☐
American Airlines, Inc.	Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

American Airlines Group Inc.	Yes	☒	No	☐
American Airlines, Inc.	Yes	☒	No	☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

American Airlines Group Inc.	☒
American Airlines, Inc.	☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

American Airlines Group Inc.	☒ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☐ Smaller Reporting Company	☐ Emerging Growth Company
American Airlines, Inc.	☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-accelerated Filer	☐ Smaller Reporting Company	☐ Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

American Airlines Group Inc.	☐
American Airlines, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

American Airlines Group Inc.	Yes	☐	No	☒
American Airlines, Inc.	Yes	☐	No	☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

American Airlines Group Inc.	Yes	☒	No	☐
American Airlines, Inc.	Yes	☒	No	☐
As of February 16, 2018, there were 473,138,683 shares of American Airlines Group Inc. common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017, was approximately $24 billion.
As of February 16, 2018, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.
OMISSION OF CERTAIN INFORMATION
American Airlines Group Inc. and American Airlines, Inc. meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and have therefore omitted the information otherwise called for by Items 10-13 of Form 10-K as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement related to American Airlines Group Inc.’s 2018 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of American Airlines Group Inc.’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-K
Year Ended December 31, 2017

This report is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” and similar terms refer to AAG and its consolidated subsidiaries. “AMR” or “AMR Corporation” refers to the Company during the period of time prior to its emergence from Chapter 11 and its acquisition of US Airways Group, Inc. (US Airways Group) on December 9, 2013. References to “US Airways Group” and “US Airways,” a subsidiary of US Airways Group, represent the entities during the period of time prior to the dissolution of those entities in connection with AAG’s internal corporate restructuring on December 30, 2015. References in this report to “mainline” refer to the operations of American only and exclude regional operations.
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Securities Act of 1933, as amended (the Securities Act), the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about our plans, objectives, expectations, intentions, estimates and strategies for the future, and other statements that are not historical facts. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part I, Item 1A. Risk Factors, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other risks and uncertainties listed from time to time in our filings with the Securities and Exchange Commission (the SEC).
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
AAG’s and American’s principal executive offices are located at 4333 Amon Carter Boulevard, Fort Worth, Texas 76155 and their telephone number is 817-963-1234.
Airline Operations
Our primary business activity is the operation of a major network carrier, providing scheduled air transportation for passengers and cargo.
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, our airline operates an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries. We have hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In 2017, approximately 200 million passengers boarded our mainline and regional flights. During 2017, we launched new nonstop service to Amsterdam, Netherlands and Rome, Italy from Dallas/Fort Worth International Airport (DFW), to Barcelona, Spain from Chicago O’Hare International Airport (ORD) and to Beijing, China from Los Angeles International Airport (LAX), further expanding our global footprint. We also announced new seasonal nonstop service beginning in Summer 2018 between Philadelphia International Airport (PHL) and Budapest, Hungary and Prague, Czech Republic; between ORD and Venice, Italy; and between DFW and Reykjavik-Keflavik, Iceland.
As of December 31, 2017, we operated 948 mainline aircraft and are supported by our regional airline subsidiaries and third-party regional carriers, which operated an additional 597 regional aircraft. See Part I, Item 2. Properties for further discussion on our mainline and regional aircraft and “Regional” below for further discussion on our regional operations.
American is a founding member of the oneworld® alliance, whose members serve more than 1,000 destinations with approximately 14,250 daily flights to over 150 countries. See below for further discussion on the oneworld alliance and other agreements with domestic and international airlines.
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
Regional
Regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include our wholly-owned regional carriers, Envoy, PSA and Piedmont, as well as third-party regional carriers including Republic Airline Inc. (Republic), Mesa Airlines, Inc. (Mesa), Compass Airlines, LLC (Compass), ExpressJet Airlines, Inc. (ExpressJet), SkyWest Airlines, Inc. (SkyWest) and Trans States Airlines, Inc. (Trans States). In addition, Air Wisconsin Airlines Corporation (Air Wisconsin) operated regional jet aircraft for us during 2017; however, this arrangement ended in February 2018. These carriers are an integral component of our operating network. We rely heavily on feeder traffic to our hubs from low-density markets that are not economical for us to serve with larger, mainline aircraft. In addition, regional carriers offer complementary service in our existing mainline markets. During 2017, approximately 55 million passengers boarded our regional carriers’ planes, approximately 44% of whom connected to or from our mainline flights. Of these passengers, approximately 28 million were enplaned by our wholly-owned regional carriers and approximately 27 million were enplaned by third-party regional carriers. All American Eagle carriers use logos, service marks, aircraft paint schemes and uniforms similar to our mainline operations.
Our regional carrier arrangements are principally in the form of capacity purchase agreements. The capacity purchase agreements provide that all revenues, including passenger, in-flight, ancillary, mail and freight revenues, go to us. In return, we agree to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that we reimburse 100% of certain variable costs, such as airport landing fees and passenger liability insurance. We control marketing, scheduling, ticketing, pricing and seat inventories.
Cargo
Our cargo division provides a wide range of freight and mail services, with facilities and interline connections available across the globe. In 2017, we were named the Cargo Airline of the Year for the third consecutive year and Best Cargo Airline from the Americas for the tenth consecutive year by Air Cargo News.
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
In general, beyond nonstop city pairs, carriers that have the greatest ability to seamlessly connect passengers to and from markets have a competitive advantage. In some cases, however, foreign governments limit U.S. air carriers’ rights to transport passengers beyond designated gateway cities in foreign countries. In order to improve access to domestic and foreign markets, we have arrangements with other airlines including the oneworld alliance, other cooperation agreements, joint business agreements (JBAs), and marketing relationships, as further discussed below.
Member of oneworld Alliance
American is a founding member of the oneworld alliance, which includes British Airways, Cathay Pacific Airways, Finnair, Iberia, Japan Airlines, LATAM Airlines Group, Malaysia Airlines, Qantas Airways, Qatar Airways, Royal Jordanian, S7 Airlines and SriLankan Airlines. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers’ loyalty programs and access to the carriers’ airport lounge facilities.
Cooperation and Joint Business Agreements
American has established antitrust-immunized JBAs with British Airways, Iberia and Finnair, and separately with Japan Airlines, that enable the carriers to cooperate on flights between particular destinations and allow pooling and sharing of certain revenues and costs, enhanced loyalty program reciprocity and cooperation in other areas. American and its joint business partners received regulatory approval to enter into these JBAs and cooperation agreements.
In October 2017, American and its transatlantic partners executed an amended and restated JBA which, among other things, extends the term of the agreement. Also, we had previously signed a revised JBA with Qantas Airways and applied for antitrust immunity with the U.S. Department of Transportation (DOT) for the revised relationship, but we withdrew that application in November 2016 after it was tentatively denied by the DOT. We intend to file a new application for antitrust immunity with the DOT this year, which, if granted, would allow us to further expand our relationship with Qantas Airways. In addition, we have signed JBAs with certain air carriers of the LATAM Airlines Group and have applied for antitrust immunity in the relevant jurisdictions affected by such agreements, which applications have been approved in some jurisdictions, but are still pending in other jurisdictions, including the United States and Chile.
In the third quarter of 2017, we acquired 2.7% of the outstanding shares of China Southern Airlines Company Limited (China Southern Airlines) for $203 million in order to begin a strategic relationship with the largest airline in China.

Marketing Relationships
To improve access to each other’s markets, various U.S. and foreign air carriers, including American, have established marketing agreements with other airlines. These marketing agreements generally provide enhanced customer choice by means of an expanded network with reciprocal loyalty program participation and joint sales cooperation. American currently has marketing relationships with Air Tahiti Nui, Alaska Airlines, British Airways, Cape Air, Cathay Dragon, Cathay Pacific, China Southern Airlines, EL AL, Etihad Airways, Fiji Airways, Finnair, Gulf Air, Hainan Airlines, Hawaiian Airlines, Iberia, Interjet, Japan Airlines, Jetstar Group (includes Jetstar Airways and Jetstar Japan), Korean Air, LATAM (includes LATAM Airlines, LATAM Argentina, LATAM Brasil, LATAM Colombia, LATAM Ecuador, LATAM Paraguay, LATAM Peru), Malaysia Airlines, Qantas Airways, Qatar Airways, Royal Jordanian, S7 Airlines, Seaborne Airlines, Sri Lankan Airlines and WestJet. Our marketing agreements with Etihad Airways and Qatar Airways are scheduled to end on March 25, 2018.
Loyalty Program
Our loyalty program, AAdvantage® was established to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage was named Best Elite Program in the Americas at the 2017 Freddie Awards, annual awards that recognize the world’s most outstanding frequent travel programs. AAdvantage members earn mileage credits by flying on American, any oneworld airline or other partner airlines, or by using the services of over 1,000 program participants, such as the Citi and Barclaycard US co-branded credit cards, hotels and car rental companies. Our members earn bonus mileage credits when elite status is obtained. For every dollar spent, non-status members earn five mileage credits, but Gold, Platinum, Platinum Pro and Executive Platinum status holders earn bonus mileage credits of seven, eight, nine and eleven mileage credits, respectively.
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
During 2017, our members redeemed approximately 11 million awards including travel redemptions for flights and upgrades on American and other air carriers, as well as redemption of car and hotel awards, club memberships and merchandise. Approximately 6.1% of our 2017 total revenue passenger miles flown were from award travel.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies and Estimates” for more information on our loyalty program.
Industry Competition
Domestic
The markets in which we operate are highly competitive. On most of our domestic nonstop routes, we currently face competing service from at least one, and sometimes more than one, domestic airline, including: Alaska Airlines, Allegiant Air, Delta Air Lines, Frontier Airlines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines and United Airlines. Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs. In addition, we face competition on some of our connecting routes from airlines operating point-to-point service on such routes. We also compete with all-cargo and charter airlines and, particularly on shorter segments, ground and rail transportation.
On all of our routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, targeted promotions and loyalty program initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slack travel periods, when they begin service to new cities or when they have excess capacity, to generate cash flow, to maximize revenue per available seat mile and to establish, increase or preserve market share. We have often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Most airlines will quickly match price reductions in a particular market. In addition, low-fare, low-cost carriers, such as

Southwest Airlines and JetBlue Airways, and so-called ultra-low-cost carriers, such as Allegiant Air, Frontier Airlines and Spirit Airlines, compete in many of the markets in which we operate and competition from these carriers is increasing.
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
International
In addition to our extensive domestic service, we provide international service to Canada, Central and South America, Asia, Europe, Australia and New Zealand. In providing international air transportation, we compete with U.S. airlines, foreign investor-owned airlines and foreign state-owned or state-affiliated airlines. Competition is increasing from foreign state-owned and state-affiliated airlines in the Gulf region, including Emirates, Etihad Airways and Qatar Airways. These carriers have large numbers of international widebody aircraft in service and on order and are increasing service to the U.S. from locations both in and outside the Middle East. We believe these carriers benefit from significant government subsidies, which has allowed them to grow quickly, reinvest in their product and expand their global presence. Additionally, competition is also increasing from low cost airlines executing international long-haul expansion strategies, including, for example, Icelandair, Norwegian Air Shuttle and Wow Air. In order to increase our ability to compete for international air transportation service, which is subject to extensive government regulation, U.S. and foreign carriers have entered into marketing relationships, alliances, cooperation agreements and JBAs to exchange traffic between each other’s flights and route networks. See “Ticket Distribution and Marketing Agreements” above for further discussion.
Employees and Labor Relations
The airline business is labor intensive. In 2017, salaries, wages and benefits were our largest expense and represented approximately 35% of our total operating expenses. As of December 31, 2017, we had approximately 126,600 active full-time equivalent employees, approximately 85% of whom were represented by various labor unions responsible for negotiating the CBAs covering them.
Labor relations in the air transportation industry are regulated under the Railway Labor Act (RLA), which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements (CBAs). When an RLA CBA becomes amendable, if either party to the agreement wishes to modify its terms, it must notify the other party in the manner prescribed under the RLA and as agreed by the parties. Under the RLA, the parties must meet for direct negotiations, and, if no agreement is reached during direct negotiations between the parties, either party may request that the NMB appoint a federal mediator. The RLA prescribes no timetable for the direct negotiation and mediation processes, and it is not unusual for those processes to last for many months or even several years. If no agreement is reached in mediation, the NMB in its discretion may declare that an impasse exists and proffer binding arbitration to the parties. Either party may decline to submit to arbitration, and if arbitration is rejected by either party, a 30-day “cooling off” period commences. During or after that period, a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another 30-day “cooling off” period. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, and the airline may resort to its own “self-help,” including the imposition of any or all of its proposed amendments to the CBA and the hiring of new employees to replace any striking workers.
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
The following table shows our domestic airline employee groups that are represented by unions:

Union	Class or Craft	Employees (1)	Contract Amendable Date
Mainline: (2)
Allied Pilots Association (APA)	Pilots	13,200	2020
Association of Professional Flight Attendants (APFA)	Flight Attendants	24,900	2019
Airline Customer Service Employee Association –Communications Workers of America and International Brotherhood of Teamsters (CWA-IBT)	Passenger Service	16,000	2020
Transport Workers Union and International Association of Machinists & Aerospace Workers (TWU-IAM Association)	Mechanics and Related	12,400	2018
TWU-IAM Association	Fleet Service	16,700	2018
TWU-IAM Association	Stock Clerks	1,900	2018
TWU-IAM Association	Flight Simulator Engineers	150	2021
TWU-IAM Association	Maintenance Control Technicians	200	2018
TWU-IAM Association	Maintenance Training Instructors	50	2018
TWU (Transport Workers Union)	Dispatchers	450	2021
TWU	Flight Crew Training Instructors	300	2021
Envoy: (3)
Air Line Pilots Associations (ALPA)	Pilots	2,200	2024
Association of Flight Attendants-CWA (AFA)	Flight Attendants	1,300	2020
TWU	Ground School Instructors	10	2019
TWU	Mechanics and Related	1,300	2020
TWU	Stock Clerks	150	2020
TWU	Fleet Service Clerks	3,500	2019
TWU	Dispatchers	60	2019
Communications Workers of America (CWA)	Passenger Service	4,300	Initial Contract in Negotiation
Piedmont: (3)
ALPA	Pilots	550	2024
AFA	Flight Attendants	300	2019
International Brotherhood of Teamsters (IBT)	Mechanics	350	2021
IBT	Stock Clerks	50	2021
CWA	Fleet and Passenger Service	3,400	2017
IBT	Dispatchers	20	2019
ALPA	Flight Crew Training Instructors	40	2024
PSA: (3)
ALPA	Pilots	1,500	2023
AFA	Flight Attendants	1,000	2017
International Association of Machinists & Aerospace Workers (IAM)	Mechanics	350	2016
TWU	Dispatchers	50	2022

(1)	Approximate number of active full-time equivalent employees as of December 31, 2017.

(2)
Our union-represented mainline employees are covered by agreements that are not currently amendable. Joint collective bargaining agreements (JCBAs) have been reached with post-Merger employee groups, except the maintenance, fleet service, stock clerks, maintenance control technicians and maintenance training instructors represented by the TWU-IAM Association who are covered by separate CBAs that become amendable in the third quarter of 2018. Until those agreements become amendable, negotiations for JCBAs will be conducted outside the traditional RLA bargaining process as described above, and, in the meantime, no self-help will be permissible.

(3)
Among our wholly-owned regional subsidiaries, the PSA mechanics and flight attendants have agreements that are now amendable and are engaged in traditional RLA negotiations. The Envoy passenger service employees are engaged in traditional RLA negotiations for an initial CBA. The Piedmont fleet and passenger service employees have reached a tentative five-year agreement which is subject to membership ratification.

For more discussion, see Part I, Item 1A. Risk Factors – “Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.”
Aircraft Fuel
Our operations and financial results are significantly affected by the availability and price of jet fuel, which is our second largest expense. Based on our 2018 forecasted mainline and regional fuel consumption, we estimate that a one cent per gallon increase in aviation fuel price would increase our 2018 annual fuel expense by $45 million.
The following table shows annual aircraft fuel consumption and costs, including taxes, for our mainline and regional operations for 2017, 2016 and 2015 (gallons and aircraft fuel expense in millions).

Year	Gallons	Average Price per Gallon	Aircraft Fuel Expense	Percent of Total Operating Expenses
2017	4,352	$1.73	$7,510	19.7%
2016	4,347	1.42	6,180	17.7%
2015	4,323	1.72	7,456	21.4%
As of December 31, 2017, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.
Fuel prices have fluctuated substantially over the past several years. We cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, distribution challenges, additional fuel price volatility and cost increases in the future. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”
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
The DOT, among other things, oversees domestic and international codeshare agreements, international route authorities, competition and consumer protection matters such as advertising, denied boarding compensation and baggage liability. The Antitrust Division of the Department of Justice (DOJ), along with the DOT in certain instances, have jurisdiction over airline antitrust matters.
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
Airport Access and Operations
Domestically, any U.S. airline authorized by the DOT is generally free to operate scheduled passenger service between any two points within the U.S. and its territories, with the exception of certain airports that require landing and take-off rights and authorizations (slots) and other facilities, and certain airports that impose geographic limitations on operations or curtail operations based on the time of day. Operations at three major domestic airports we serve (John F. Kennedy International Airport (JFK) and La Guardia Airport (LGA) in New York City, and Ronald Reagan Washington National Airport (DCA) in Washington, D.C.) and many foreign airports we serve (including London Heathrow Airport (LHR)) are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In addition to slot restrictions, operations at LGA and DCA are also limited based on the stage length of the flight.
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

DOT Passenger Protection Rules
The DOT regulates airline interactions with passengers through the ticketing process, at the airport and on board the aircraft. Among other things, these regulations govern how our fares are displayed online, required customer disclosures, access by disabled passengers, handling of long onboard flight delays and reporting of mishandled bags. In addition, the DOT is likely to issue a regulation in 2018 that would require air carriers to refund checked bag fees in the event of certain delays in delivery.
International
International air transportation is subject to extensive government regulation, including aviation agreements between the U.S. and other countries or governmental authorities, such as the European Union (EU). Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. The U.S. government has negotiated “open skies” agreements with over 120 countries, which allow unrestricted route authority access between the U.S. and the foreign markets. While the U.S. has worked to increase the number of countries with which open skies agreements are in effect, a number of markets important to us, including China, do not have open skies agreements.
In addition, foreign countries impose passenger protection rules, which are analogous to, and often meet or exceed the requirements of, the DOT passenger protection rules discussed above. In cases where these foreign requirements exceed the DOT rules, we may bear additional burdens and liabilities. Further, various foreign airport authorities impose noise restrictions at their local airports.
Security
Since shortly after the events of September 11, 2001, substantially all aspects of civil aviation security in the U.S. or affecting U.S. carriers have been controlled or regulated by the federal government through the Transportation Security Administration (TSA). Requirements include flight deck security; carriage of federal air marshals at no charge; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports; and the provision of certain passenger data to the federal government and other international border security authorities, for security and immigration controls. Funding for the TSA is provided by a combination of air carrier fees, passenger fees and taxpayer funds. Customs and Border Protection, which, like the TSA, is part of the Department of Homeland Security, also promulgates requirements, performs services and collects fees that impact our provision of services. Additionally, we have at times found it necessary or desirable to make significant expenditures to comply with security-related requirements while seeking to reduce their impact on our customers, such as expenditures for automated security screening lines at airports.
Environmental Matters
Environmental Regulation
The airline industry is subject to various laws and government regulations concerning environmental matters in the U.S. and other countries. U.S. federal laws that have a particular impact on our operations include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act (Superfund Act). The U.S. Environmental Protection Agency (EPA) and other federal agencies have been authorized to promulgate regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental laws and regulations which are similar to or stricter than federal requirements.
Revised underground storage tank regulations issued by the EPA in 2015 have affected certain airport fuel hydrant systems, with modifications of such systems needed in order to comply with applicable portions of the revised regulations. In addition, related to the EPA and state regulations pertaining to stormwater management, several U.S. airport authorities are actively engaged in efforts to limit discharges of deicing fluid into the environment, often by requiring airlines to participate in the building or reconfiguring of airport deicing facilities.
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
In October 2016, ICAO passed a resolution adopting the ICAO Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. The CORSIA applies to international aviation, and does not directly impact domestic U.S. flights. The CORSIA was supported by the board of Airlines for America (the principal U.S. airline trade association), the International Air Transport Association (IATA) (the principal international airline trade association), and by American and many other U.S. and foreign airlines. The CORSIA will increase operating costs for American and most other airlines, including other U.S. airlines that operate internationally, but the implementation of a global program, as compared to regional emission reduction schemes, should ensure that resulting increases in operating costs will be more predictable and more evenly applied to American and its competitors since there will be a common global regulatory regime. The CORSIA is expected to be implemented in phases, beginning in 2021. Certain details still need to be developed and the impact of the CORSIA cannot be fully predicted. The EU has extended its stay on the extra-territorial application of the EU ETS as applied to international flights to/from the European Economic Area (EAA) through year-end 2023, contingent on successful implementation of the ICAO CORSIA. Thereafter, the EU will assess the ICAO CORSIA implementation and decide the future status of the EU ETS as applied to international aviation to/from the EAA.
In 2018, the EPA is expected to finalize a rule implementing aircraft engine GHG emission standards. It is anticipated that the EPA rule will closely align with recent ICAO carbon dioxide emission standards. The new standards, which were supported by the airline industry and manufacturers, would apply to new type aircraft certified beginning in 2020, and would be phased in for newly manufactured existing aircraft type designs starting in 2023.
In addition, several states, have adopted or are considering initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional GHG cap and trade programs.
We have taken a number of actions that mitigate our GHG emissions and conserve fuel such as:

•	Retiring older aircraft and replacing them with new, more fuel-efficient aircraft;

•	Reducing fuel consumption through our Fuel Smart Program, which is an employee-led effort to safely reduce fuel consumption;

•	Working with the FAA and vendors to facilitate efficient airspace procedures, which also reduces aircraft emissions;

•	Replacing existing cargo containers with lightweight versions;

•	Replacing older, inefficient ground support equipment with new, more fuel-efficient ground support equipment, including alternative-fuel and electric powered equipment;

•	Purchasing renewable energy to reduce indirect emissions;

•	Seeking certification of certain buildings to the U.S. Green Building Council’s Leadership in Energy and Environmental Design (LEED) standard; and

•	Entering into partnerships with certain companies to further explore potential production pathways for sustainable alternative jet fuel.
For further information, see our annual Corporate Responsibility Report, available on our website at www.aa.com. None of the information or contents of our website is incorporated into this Annual Report on Form 10-K.

Impact of Regulatory Requirements on Our Business
Regulatory requirements, including but not limited to those discussed above, affect operations and increase operating costs for the airline industry, including our airline subsidiaries, and future regulatory developments may continue to do the same in the future. See Part I, Item 1A. Risk Factors – “Evolving data security and privacy requirements could increase our costs, and any significant data security incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition,” “If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations,” “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages,” “The airline industry is heavily taxed,” “We are subject to many forms of environmental and noise regulation and may incur substantial costs as a result” and “We are subject to risks associated with climate change, including increased regulation to reduce emissions of greenhouse gases” for additional information.
Available Information
Use of Websites to Disclose Information
Our website is located at www.aa.com. We have made and expect in the future to make public disclosures to investors and the general public of information regarding AAG and its subsidiaries by means of the investor relations section of our website as well as through the use of our social media sites, including Facebook and Twitter. In order to receive notification regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts (see https://americanairlines.gcs-web.com/email-alerts), “follow” American (@AmericanAir) on Twitter and “like” American on its Facebook page (www.facebook.com/AmericanAirlines). None of the information or contents of our website or social media postings is incorporated into this Annual Report on Form 10-K.
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
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our business. See also “The airline industry is intensely competitive and dynamic” below.
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
Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of fuel can have a material effect on our operating results and liquidity. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose fuel surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset fuel price increases. Similarly, we cannot predict the effect or the actions of our competitors if the current relatively low fuel prices remain in place for a significant period of time or fuel prices decrease in the future.
Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, distribution challenges, additional fuel price volatility and cost increases in the future. Any of these factors or events could cause a disruption in oil production, refinery operations or pipeline capacity and possibly result in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply.
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of December 31, 2017, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
The airline industry is intensely competitive and dynamic.
Our competitors include other major domestic airlines and foreign, regional and new entrant airlines, as well as joint ventures formed by some of these airlines, many of which have more financial or other resources and/or lower cost structures than ours, as well as other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one low-cost air carrier. Our revenues are sensitive to the actions of other carriers in many areas including pricing, scheduling, capacity, amenities, loyalty benefits and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability.

Low-cost carriers, including so-called ultra-low-cost carriers, have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently and are price sensitive and tend not to be loyal to any one particular carrier. While historically these carriers have provided competition in domestic markets, we have recently experienced new competition from low-cost carriers on international routes. A number of these low-cost carriers have announced growth strategies including commitments to acquire significant numbers of new aircraft for delivery in the next few years. These low-cost carriers are attempting to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our revenues and overall performance. In addition, we and several other large network carriers have announced “basic economy” fares designed to compete against low-cost carriers and we cannot predict whether these initiatives will be successful or the competitive reaction of the low-cost carriers. Additionally, competition is also increasing from low cost airlines executing international long-haul expansion strategies, including, for example, Icelandair, Norwegian Air Shuttle and Wow Air. The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
Our presence in international markets, such as Asia, is not as extensive as that of some of our competitors. In providing international air transportation, we compete to provide scheduled passenger and cargo service between the U.S. and various overseas locations with U.S. airlines, foreign investor-owned airlines and foreign state-owned or state-affiliated airlines. Competition is increasing from foreign state-owned and state-affiliated airlines in the Gulf region, including Emirates, Etihad Airways and Qatar Airways. These carriers have large numbers of international widebody aircraft in service and on order and are increasing service to the U.S. from locations both in and outside the Middle East. We believe these carriers benefit from significant government subsidies, which has allowed them to grow quickly, reinvest in their product and expand their global presence. Our international service exposes us to foreign economies and the potential for reduced demand, such as we have recently experienced in Venezuela, when any foreign country we serve suffers adverse local economic conditions. In addition, open skies agreements with an increasing number of countries around the world provide international airlines with open access to U.S. markets. See also “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.”
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
We have established antitrust-immunized JBAs with British Airways, Iberia and Finnair, and separately with Japan Airlines. In October 2017, American and its transatlantic partners executed an amended and restated JBA which, among other things, extends the term of the agreement. Also, we had previously signed a revised JBA with Qantas Airways and applied for antitrust immunity with the DOT for the revised relationship, but we withdrew that application in November 2016 after it was tentatively denied by the DOT. We intend to file a new application for antitrust immunity with the DOT this year, which, if granted, would allow us to further expand our relationship with Qantas Airways. In addition, we have signed JBAs with certain air carriers of the LATAM Airlines Group and have applied for antitrust immunity in the relevant jurisdictions affected by such agreements, which applications have been approved in some jurisdictions, but are still pending in other jurisdictions, including the United States and Chile. The foregoing arrangements are important aspects of our international network and we are dependent on the performance of the other airlines party to those agreements. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented.
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
Additionally, our AAdvantage loyalty program, which is an important element of our sales and marketing programs, faces significant and increasing competition from the loyalty programs offered by other travel companies, as well as from similar loyalty benefits offered by banks and other financial services companies. Competition among loyalty programs is intense regarding the rewards, fees, required usage, and other terms and conditions of these programs. These competitive factors affect our ability to attract and retain customers, increase usage of our loyalty program and maximize the revenue generated by our loyalty program.
Evolving data security and privacy requirements could increase our costs, and any significant data security incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition.
Our business requires the secure processing and storage of sensitive information relating to our customers, employees, business partners and others. However, like any global enterprise operating in today’s digital business environment, we are subject to threats to the security of our networks and data, including threats potentially involving criminal hackers, hacktivists, state-sponsored actors, corporate espionage, employee malfeasance, and human or technological error. These threats continue to increase as the frequency, intensity and sophistication of attempted attacks and intrusions increase around the world. We have been the target of cybersecurity attacks in the past and expect that we will continue to be in the future.
Furthermore, in response to these threats there has been heightened legislative and regulatory focus on data privacy and security in the U.S., the EU and elsewhere, particularly with respect to critical infrastructure providers, including those in the transportation sector. As a result, we must comply with a growing and fast-evolving set of legal requirements in this area, including substantive cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. For example, in May 2018, the EU’s new General Data Protection Regulation, commonly referred to as GPDR, will come into effect, which will impose a host of new data privacy and security requirements, imposing significant costs on us and carrying substantial penalties for non-compliance.
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
A significant cybersecurity incident could result in a range of potentially material negative consequences for us, including unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal identifying information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The costs and operational consequences of responding to and remediating an incident may be substantial. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well injunctive relief requiring costly compliance measures. A cybersecurity incident could also impact our brand, harm our reputation and adversely impact our relationship with our customers, employees and stockholders. Failure to appropriately address these issues could also give rise to potentially material legal risks and liabilities.
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
Further, a substantial portion of our long-term indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general interest rates, rates set by the Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “Interest.”
These obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates continued significant investments related to modernizing our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of December 31, 2017, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2018-2022 would be approximately $12.3 billion. Accordingly, we will need substantial financing or other capital resources to finance such aircraft and engines. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

We have significant pension and other postretirement benefit funding obligations, which may adversely affect our liquidity, results of operations and financial condition.
Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. The minimum funding obligation applicable to our pension plans was subject to favorable temporary funding rules that expired at the end of 2017. Our minimum pension funding obligations are likely to increase materially beginning in 2019, when we will be required to make cash contributions corresponding to determinations made regarding the 2018 fiscal year. In addition, we may have significant obligations for other postretirement benefits, the ultimate amount of which depends on, among other things, the outcome of an adversary proceeding related to retiree medical and other postretirement benefits and life insurance obligations filed in the Chapter 11 Cases.
If our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity.
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions (including, with respect to certain agreements, the failure of American to maintain certain levels of liquidity), to hold an amount of our cash (a holdback) equal to some or all of the advance ticket sales that have been processed by that credit card processor, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdbacks, up to and including 100% of relevant advanced ticket sales, could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.
Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.
Relations between air carriers and labor unions in the U.S. are governed by the RLA. Under the RLA, CBAs generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB. For the dates that the CBAs with our major work groups become amendable under the RLA, see Part I, Item 1. Business – “Employees and Labor Relations.”
In the case of a CBA that is amendable under the RLA, if no agreement is reached during direct negotiations between the parties, either party may request that the NMB appoint a federal mediator. The RLA prescribes no timetable for the direct negotiation and mediation processes, and it is not unusual for those processes to last for many months or even several years. If no agreement is reached in mediation, the NMB in its discretion may declare that an impasse exists and proffer binding arbitration to the parties. Either party may decline to submit to arbitration, and if arbitration is rejected by either party, a 30-day “cooling off” period commences. During or after that period, a PEB may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another 30-day “cooling off” period. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, which could materially adversely affect our business, results of operations and financial condition.
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
Currently, we believe our labor costs are competitive relative to the other large network carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because we are in negotiations for some new agreements now and other agreements may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions unilaterally or in connection with our current or future labor negotiations, such as the employee profit sharing program we instituted effective January 1, 2016, the mid-contract adjustment we provided to our flight attendants and pilots in 2017 and the $1,000 per employee one-time bonus we announced on January 2, 2018. As of December 31, 2017, approximately 85% of our employees were represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. Unions may also bring court actions and may seek to compel us to engage in bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create material additional costs that we did not anticipate.
Interruptions or disruptions in service at one of our key facilities could have a material adverse impact on our operations.
We operate principally through hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs or other airports where we have a significant presence, such as London Heathrow, resulting from ATC delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers (such as electric utility or telecommunications providers), failure of computer systems, disruptions at airport facilities or other key facilities used by us to manage our operations, labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition. We have minimal control over the operation, quality or maintenance of these services or whether vendors will improve or continue to provide services that are essential to our business.
If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations.
In order to operate our existing and proposed flight schedule and, where desirable, add service along new or existing routes, we must be able to maintain and/or obtain adequate gates, check-in counters, operations areas, operations control facilities and administrative support space. As airports around the world become more congested, we are not always able to ensure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports throughout our network, including due to inadequate facilities at desirable airports. Further, our operating costs at airports at which we operate, including our hubs, may increase significantly because of capital improvements at such airports that we may be required to fund, directly or indirectly. Additionally, there is presently a significant amount of capital spending underway at major airports in the United States that we serve, and that spending is expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover these investments through increased rental, landing and other facility costs. In some circumstances, such costs could be imposed by the relevant airport authority without our approval.
In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports served by us are regulated by governmental entities through the use of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the DOT and the FAA currently regulate the allocation of slots or slot exemptions at DCA and two New York City airports: JFK and LGA. In addition to slot restrictions, operations at LGA and DCA are also limited based on the stage length of the flight. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Beijing, Frankfurt, London Heathrow, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the IATA Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. We cannot provide any assurance that regulatory changes regarding the allocation of slots or similar regulatory authority will not have a material adverse impact on our operations.

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
The commercial relationships that we have with airlines, including any related equity investment, may not produce the returns or results we expect.
An important part of our strategy to expand our network has been to expand our commercial relationships with other airlines, such as global alliance, joint business and code share relationships, and, in one recent instance, make a significant equity investment in another airline in connection with initiating such a commercial relationship. We may explore similar non-controlling investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies. These events could have a material adverse effect on our business, results of operations and financial condition.

We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.
We rely on third-party distribution channels, including those provided by or through global distribution systems (GDSs) (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (OTAs) (e.g., Expedia, including its booking sites Orbitz and Travelocity, and The Priceline Group), to distribute a significant portion of our airline tickets, and we expect in the future to continue to rely on these channels and hope to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our website at www.aa.com. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of our distribution channels, while maintaining an industry-competitive cost structure. These imperatives may affect our relationships with GDSs and OTAs, including as consolidation of OTAs continues or is proposed to continue. Further, as distribution technology changes we will need to continue to update our technology either by acquiring new technology from third parties, building the functionality ourselves, or a combination, which in any event will likely entail significant technological and commercial risk and involve potentially material investments. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.
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
For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft. The FAA also exercises comprehensive regulatory authority over nearly all technical aspects of our operations. Our failure to comply with such requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In the future, any new regulatory requirements, particularly requirements that limit our ability to operate or price our products, could have a material adverse effect on us and the industry.
The DOT consumer rules that took effect in 2010 require procedures for customer handling during long onboard delays, further regulate airline interactions with passengers through the ticketing process, at the airport, and onboard the aircraft, and require disclosures concerning airline fares and ancillary fees such as baggage fees. Other DOT rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international airlines. Further, Congress has proposed the FAIR Fees Act, which would direct the DOT to prescribe regulations prohibiting an air carrier from imposing change or cancellation fees that are unreasonable or disproportional to the costs incurred by the carrier, as well as establish standards for assessing whether all other fees are reasonable and proportional to the costs incurred by the air carrier.
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
The results of our operations, demand for air travel, and the manner in which we conduct business each may be affected by changes in law and future actions taken by governmental agencies, including:

•	changes in law that affect the services that can be offered by airlines in particular markets and at particular airports, or the types of fees that can be charged to passengers;

•
the granting and timing of certain governmental approvals (including antitrust or foreign government approvals) needed for codesharing alliances, joint businesses and other arrangements with other airlines;

•	restrictions on competitive practices (for example, court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);

•	the adoption of new passenger security standards or regulations that impact customer service standards;

•	restrictions on airport operations, such as restrictions on the use of slots at airports or the auction or reallocation of slot rights currently held by us; and

•	the adoption of more restrictive locally-imposed noise restrictions.
Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to airline operations and, in some cases, may reduce the demand for air travel. There can be no assurance that our compliance with new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on us.
Any significant reduction in air traffic capacity at and in the airspace serving key airports in the U.S. or overseas could have a material adverse effect on our business, results of operations and financial condition. In addition, the United States National Airspace System (the ATC system) is not successfully modernizing to meet the growing demand for U.S. air travel. Air traffic controllers rely on outdated procedures and technologies that routinely compel airlines to fly inefficient routes or take significant delays on the ground. The ATC system’s inability to manage existing travel demand has led government agencies to implement short-term capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions of air traffic. The outdated technologies also cause the ATC to be less resilient in the event of a failure. For example, an automation failure and an evacuation, in 2015 and 2017, respectively, at the Washington Air Route Control Center resulted in cancellations and delays of hundreds of flights traversing the greater Washington, D.C. airspace.
In the early 2000s, the FAA embarked on a path to modernize the national airspace system, including migration from the current radar-based ATC system to a GPS-based system. This ATC modernization, generally referred to as “NextGen,” has been plagued by delays and cost overruns, and it remains uncertain when the full array of benefits expected from ATC modernization will be available to the public and the airlines. Failure to update the ATC system in a timely manner and the substantial funding requirements that may be imposed on airlines of a modernized ATC system may have a material adverse effect on our business. We support legislative efforts that would establish a nimble not-for-profit entity better suited to manage the long-term investments in technology and provide a governance structure needed to successfully implement NextGen and improve the operation of the ATC system.
Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities, such as the EU, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries we serve are subject to periodic renegotiation. We currently operate a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures, JBAs, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU, including LHR. As a result of the agreement, we face increased competition in these markets, including LHR. The pending withdrawal of the United Kingdom from the EU, commonly referred to as Brexit, will mandate further modification in the current regulatory regime. Among other things, Brexit will likely require a transition arrangement or new air services agreement involving the U.S. and United Kingdom, and the United Kingdom and EU, to permit our current air services (including those involving our joint business and code share partners) to continue as we currently conduct them. More generally, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations. The U.S. government has negotiated “open skies” agreements with many countries, which allow unrestricted route authority access between the U.S. and the foreign markets. While the U.S. has worked to increase the number of countries with which open skies agreements are in effect, a number of markets important to us, including China, do not have open skies agreements.

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
Recent U.S. tax legislation may adversely affect our financial condition, results of operations and cash flows.
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, revising the rules governing net operating losses (NOLs) and the rules governing foreign tax credits and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation regulations by the Treasury and Internal Revenue Service, any of which could materially affect the impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. See Note 6 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 4 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on income taxes.
While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact of this legislation on us.
Changes to our business model that are designed to increase revenues may not be successful and may cause operational difficulties or decreased demand.
We have recently instituted, and intend to institute in the future, changes to our business model to increase revenues and offset costs. These measures include premium economy service, basic economy service and other low-cost fares, enhancements to our AAdvantage loyalty program, charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure you that these measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline. Also, any new and increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.
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
We operate a global business with significant operations outside of the U.S. Our current international activities and prospects have been and in the future could be adversely affected by reversals or delays in the opening of foreign markets, increased competition in international markets, the performance of our alliance, joint business and codeshare partners in a given market, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. In particular, fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency.
Generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition.
The United Kingdom held a referendum in June 2016 regarding its membership in the EU in which a majority of the United Kingdom electorate voted in favor of the British government taking the necessary action for the United Kingdom to leave the EU, commonly referred to as Brexit. In March 2017, the United Kingdom served notice of its decision to withdraw to the EU, formally initiating the withdrawal process. Serving this notice began the two-year period for the United Kingdom to negotiate the terms for its withdrawal from the EU. At this time, it is not certain what steps will need to be taken to facilitate the United Kingdom’s exit from the EU. The implications of the United Kingdom withdrawing from the EU are similarly unclear at present because it is unclear what relationship the United Kingdom will have with the EU after withdrawal. We face risks associated with the uncertainty following the referendum and the consequences that may flow from the decision to exit the EU, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. Among other things, Brexit will likely require a transition arrangement or new air services agreement involving the U.S. and United Kingdom, and the United Kingdom and EU, to permit our current air services (including those involving our joint business and code share partners) to continue as we currently conduct them. Moreover, the exit of the United Kingdom from the EU could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, the exit of the United Kingdom from the EU has created uncertainty as to the future trade relationship between the EU and the United Kingdom, including as to air traffic services. The exit of the United Kingdom could also lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts cannot be predicted. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
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
There is increasing global regulatory focus on climate change and GHG emissions. For example, in October 2016, ICAO passed a resolution adopting the ICAO CORSIA, which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. The CORSIA was supported by the board of Airlines for America (the principal U.S. airline trade association) and IATA (the principal international airline trade association), and by American and many other U.S. and foreign airlines. The CORSIA will increase operating costs for American and most other airlines, including other U.S. airlines that operate internationally, but the implementation of a global program, as compared to regional emission reduction schemes, should ensure that these costs will be more predictable and more evenly applied to American and its competitors since there will be a common global regulatory regime. The CORSIA is expected to be implemented in phases, beginning in 2021. Certain details still need to be developed and the impact of the CORSIA cannot be fully predicted. While we do not anticipate any significant emissions allowance expenditures in 2018, compliance with the CORSIA or similar emissions-related requirements could significantly increase our operating costs beyond 2018. Further, the potential impact of the CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets and the number of future flights subject to such emissions-related requirements. These costs have not been completely defined and could fluctuate.
In addition, in December 2015, at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, over 190 countries, including the United States, reached an agreement (the Paris Agreement) to reduce GHG emissions. While the United States has since announced that it will withdraw from the Paris Agreement and there is no express reference to aviation in that agreement, to the extent countries implement that agreement or impose other climate change regulations, either with respect to the aviation industry or with respect to related industries such as the aviation fuel industry, it could have an adverse direct or indirect effect on our business.
In 2018, the EPA is expected to finalize a rule implementing aircraft engine GHG emission standards. It is anticipated that the EPA rule will closely align with recent ICAO carbon dioxide emission standards. The new standards, which were supported by the airline industry and manufacturers, would apply to new type aircraft certified beginning in 2020, and would be phased in for newly manufactured existing aircraft type designs starting in 2023.
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
We are highly dependent on existing and emerging technology and automated systems to operate our business. These technologies and systems include our computerized airline reservation system, flight operations systems, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information, as well as issue electronic tickets and process critical financial information in a timely manner. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our technologies or automated systems are not functioning or if our third-party service providers were to fail to adequately provide technical support, system maintenance or timely software upgrades for any one of our key existing systems, we could experience service disruptions or delays, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all, and any transition time to a new system may be significant.
Our technologies and automated systems cannot be completely protected against events that are beyond our control, including natural disasters, power failures, terrorist attacks, cyber-attacks, data theft, equipment and software failures, computer viruses or telecommunications failures. Substantial or sustained system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We cannot assure you that our security measures, change control procedures or disaster recovery plans are adequate to prevent disruptions or delays. Disruption in or changes to these technologies or systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.

We are at risk of losses and adverse publicity stemming from any public incident involving our company, our people or our brand, including any accident or other public incident involving our personnel or aircraft, or the personnel or aircraft of our regional, codeshare or joint business operators.
In a modern world where news can be captured and travel rapidly, we are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. Such an incident could involve the alleged behavior of any of our more than 100,000 employees. Further, if our personnel or one of our aircraft, or personnel of, or an aircraft that is operated under our brand by, one of our regional operators or an airline with which we have a marketing alliance, joint business or codeshare relationship, were to be involved in a public incident, accident or catastrophe, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident or catastrophe involving our personnel or one of our aircraft (or personnel and aircraft of our regional operators and our codeshare partners) could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition.
Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected, may adversely impact our business, results of operations and financial condition.
The success of our business depends on, among other things, effectively managing the number and types of aircraft we operate. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we are unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have a negative impact on our business, results of operations and financial condition. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs. If new aircraft orders are not filled on a timely basis, we could face higher operating costs than planned. In addition, if the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency and reliability, our business, results of operations and financial condition could be adversely impacted.
We depend on a limited number of suppliers for aircraft, aircraft engines and parts.
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. These suppliers continue to consolidate as evidenced by the pending United Technologies acquisition of Rockwell Collins, the pending transaction involving Airbus and Bombardier and the public reports of a possible transaction involving Boeing and Embraer. Due to the limited number of these suppliers, we are vulnerable to any problems associated with the performance of their obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft.
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
A higher than normal number of pilot retirements, more stringent duty time regulations, increased flight hour requirements for commercial airline pilots, reductions in the number of military pilots entering the commercial workforce and other factors have caused a shortage of pilots that could materially adversely affect our business.
We currently have a higher than normal number of pilots eligible for retirement. Large numbers of pilots in the industry are approaching the FAA’s mandatory retirement age of 65. Further, in July 2013, the FAA issued regulations that increased the flight hours required for pilots working for airlines certificated under Part 121 of the Federal Aviation Regulations. In addition, on January 4, 2014, more stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations took effect. These and other factors, including reductions in the number of military pilots being trained by the U.S. armed forces and available as commercial pilots upon their retirement from military service, have contributed to a shortage of qualified, entry-level pilots and increased compensation costs, particularly for our regional subsidiaries and our other regional partners who are being required by market conditions to pay significantly increased wages and large signing bonuses to their pilots in an attempt to achieve desired staffing levels. The foregoing factors have also led to increased competition from large, mainline carriers attempting to meet their hiring needs. We believe that this industry-wide pilot shortage is becoming an increasing problem for airlines in the United States. Our regional partners have recently been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions, increased costs of operations, financial difficulties and other adverse effects, and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business.
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
Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for NOLs carried over from prior taxable years (NOL Carryforwards). As of December 31, 2017, we had available NOL Carryforwards of approximately $10.0 billion for regular federal income tax purposes that will expire, if unused, beginning in 2022, and approximately $3.4 billion for state income tax purposes that will expire, if unused, between 2018 and 2037. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.
A corporation’s ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50 percent during a rolling three-year period). We experienced an ownership change in connection with our emergence from the Chapter 11 Cases and US Airways Group experienced an ownership change in connection with the Merger. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $8.4 billion of unlimited NOL still remaining at December 31, 2017) of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules are determined not to apply, our ability to utilize such federal NOL Carryforwards may be subject to limitation. Substantially all of our remaining federal NOL Carryforwards (attributable to US Airways Group and its subsidiaries) are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.
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
Goodwill and indefinite-lived intangible assets are not amortized, but are assessed for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. In accordance with applicable accounting standards, we first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. In addition, we are required to assess certain of our other long-lived assets for impairment if conditions indicate that an impairment may have occurred.
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

•
expectations regarding our capital deployment program, including any existing or potential future share repurchase programs and any future dividend payments that may be declared by our Board of Directors, or any determination to cease repurchasing stock or paying dividends;

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
We cannot guarantee that we will continue to repurchase our common stock or pay dividends on our common stock or that our capital deployment program will enhance long-term stockholder value. Our capital deployment program could increase the volatility of the price of our common stock and diminish our cash reserves.
Since July 2014, as part of our capital deployment program, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of December 31, 2017, $450 million remained unused under a repurchase program that expires on December 31, 2018. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of common stock may be limited, suspended or discontinued at any time without prior notice.
Although our Board of Directors commenced declaring quarterly cash dividends in July 2014 as part of our capital deployment program, any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended at any time at our discretion. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will be able to pay dividends in the future.
In addition, any future repurchases of AAG common stock or dividends, or any determination to cease repurchasing stock or paying dividends, could affect our stock price and increase its volatility. The existence of a share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, any future repurchases of common stock or dividends will diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Further, our repurchase of common stock may fluctuate such that our cash flow may be insufficient to fully cover our share repurchases. Although our share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchased shares of stock and short-term stock price fluctuations could reduce the program’s effectiveness.

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

•
a prohibition against stockholders calling special meetings of stockholders (although our Board of Directors has approved, subject to stockholder approval at the annual meeting, amendments to our Certificate of Incorporation and Bylaws that contemplate the ability of holders of at least 20% of our outstanding shares to call a special meeting, subject to the procedures to be provided for in the amended Bylaws);

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved Securities and Exchange Commission staff comments that were issued 180 days or more preceding December 31, 2017.

ITEM 2. PROPERTIES
Flight Equipment and Fleet Renewal
As of December 31, 2017, American operated a mainline fleet of 948 aircraft. In 2017, we continued our extensive fleet renewal program, which has provided us with the youngest fleet of the major U.S. network carriers. During 2017, American took delivery of 57 new mainline aircraft and retired 39 mainline aircraft. We are supported by our wholly-owned and third-party regional carriers that fly under capacity purchase agreements operating as American Eagle. As of December 31, 2017, American Eagle operated 597 regional aircraft. During 2017, we reduced our regional fleet by a net of nine aircraft, including the addition of 63 regional aircraft and retirement of 72 regional aircraft.
Mainline
As of December 31, 2017, American’s mainline fleet consisted of the following aircraft:

	Average Seating Capacity	Average Age (Years)	Owned	Leased	Total
Airbus A319	128	13.8	21	104	125
Airbus A320	150	16.7	10	38	48
Airbus A321	178	5.4	165	54	219
Airbus A330-200	251	6.0	15	—	15
Airbus A330-300	291	17.4	4	5	9
Boeing 737-800	160	8.1	132	172	304
Boeing 737-8 MAX	172	0.1	4	—	4
Boeing 757-200	180	18.1	31	3	34
Boeing 767-300ER	209	19.1	24	—	24
Boeing 777-200ER	269	17.0	44	3	47
Boeing 777-300ER	310	3.8	18	2	20
Boeing 787-8	226	2.1	20	—	20
Boeing 787-9	285	0.7	14	—	14
Embraer 190	99	10.2	20	—	20
McDonnell Douglas MD-80	140	21.3	13	32	45
Total		10.1	535	413	948

Regional
As of December 31, 2017, the fleet of our wholly-owned and third-party regional carriers operating as American Eagle consisted of the following aircraft:

	Average Seating Capacity	Owned	Leased	Owned or Leased by Regional Carrier	Total	Operating Regional Carrier	Number of Aircraft Operated (1)
Bombardier CRJ 200	50	12	23	33	68	PSA	35
						Air Wisconsin (2)	23
						SkyWest	10
						Total	68

Bombardier CRJ 700	66	54	7	49	110	SkyWest	37
						PSA	34
						Envoy	27
						ExpressJet	12
						Total	110

Bombardier CRJ 900	77	54	—	64	118	Mesa	64
						PSA	54
						Total	118

De Havilland Dash 8-100	37	3	—	—	3	Piedmont	3

De Havilland Dash 8-300	48	—	11	—	11	Piedmont	11

Embraer E175	76	64	—	84	148	Republic	84
						Envoy	44
						Compass	20
						Total	148

Embraer ERJ 140	44	21	—	—	21	Envoy	21

Embraer ERJ 145	50	118	—	—	118	Envoy	68
						Piedmont	35
						Trans States	15
						Total	118
Total		326	41	230	597		597

(1)
Excluded from the total operating aircraft count above are 38 owned Embraer ERJ 140s that are being held in temporary storage and two Embraer E170s that were operated by Republic under a short-term contract.

(2)	Air Wisconsin previously operated regional jet aircraft for us; however, this arrangement ended in February 2018.
See Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 9 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on our capacity purchase agreements with third-party regional carriers.

Aircraft and Engine Purchase Commitments
As of December 31, 2017, we had definitive purchase agreements with Airbus, Boeing and Embraer for the acquisition of the following mainline and regional aircraft:

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Airbus
A320neo Family	—	25	25	25	20	5	100
A350 XWB	—	—	2	5	5	10	22
Boeing
737 MAX Family	16	20	19	21	20	—	96
787 Family	6	2	—	—	—	—	8
Embraer
E175 (1)	5	5	—	—	—	—	10
Total	27	52	46	51	45	15	236

(1)	These aircraft may be operated by wholly-owned regional subsidiaries which would operate the aircraft under capacity purchase arrangements.
We also have agreements for 37 spare engines to be delivered in 2018 and beyond.
As of December 31, 2017, we had financing commitments for all of the aircraft currently on order and scheduled to be delivered through April 2018. We do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through the end of 2018: 11 Boeing 737 MAX Family aircraft, five Boeing 787 Family aircraft and five Embraer E175 regional aircraft. In addition, we do not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2019 and beyond. See Part I, Item 1A. Risk Factors –“We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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
Ground Properties
At each airport where we conduct flight operations, we lease passenger, operations and baggage handling space, generally from the airport operator, and in some cases on a subleased basis from other airlines. Our agreements with airports also provide for the non-exclusive use of runways, taxiways and other improvements and facilities; landing fees under these agreements typically are based on the number of landings and weight of aircraft. These leases and use agreements generally contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. Additionally, our main operational facilities are associated with our hubs. At these locations and in other cities we serve, we maintain administrative offices, catering, cargo, training, maintenance and other facilities, in each case as necessary to support our operations in the particular city.
We own our corporate headquarters buildings in Fort Worth, Texas. We lease or have built on leased property our training facilities in Fort Worth, Texas, our principal overhaul and maintenance base in Tulsa, Oklahoma, our regional reservation offices, and administrative offices throughout the U.S. and abroad. Construction continues on a new, five-building headquarters on the corporate campus in Fort Worth, Texas, which is scheduled for completion and move-in in phases over the second half of 2019.
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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of December 31, 2017, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.
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
Private Party Antitrust Action. Subsequent to announcement of the delivery of CIDs by the DOJ, we, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity, although Southwest has entered into a settlement with the plaintiffs that is pending approval by the court. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia. On October 28, 2016, the Court denied a motion by the airline defendants to dismiss all claims in the class actions. These lawsuits are in their relatively early stages and we intend to defend these matters vigorously.
Private Party Antitrust Action Related to the Merger. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On May 12, 2017, defendants filed a motion for summary judgment. On June 23, 2017, plaintiffs filed an opposition to defendants’ motion and cross-motion for summary judgment. Briefing of the parties’ respective motions concluded on September 1, 2017; a hearing date has not yet been set. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
As of February 16, 2018, the closing price of our common stock was $51.58 and there were 10,921 holders of record.
Information on securities authorized for issuance under our equity compensation plans will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders of American Airlines Group Inc. (the Proxy Statement) under the caption “Equity Compensation Plan Information” and is incorporated by reference into this Annual Report on Form 10-K.
Market Prices and Dividends of Common Stock
The following table sets forth, for the periods indicated, the high and low sale prices of our common stock on NASDAQ and cash dividends declared by our Board of Directors:

		Common Stock Prices
Year Ended December 31	Period	High	Low	Cash Dividends Declared (Per share)
2017	First Quarter	$50.00	$39.21	$0.10
	Second Quarter	51.95	40.82	0.10
	Third Quarter	54.48	42.61	0.10
	Fourth Quarter	53.74	45.27	0.10
2016	First Quarter	43.78	34.76	0.10
	Second Quarter	41.76	24.85	0.10
	Third Quarter	39.52	27.12	0.10
	Fourth Quarter	50.64	36.33	0.10
In January 2018, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record on February 6, 2018, and payable on February 20, 2018.
The total cash payment for dividends during the years ended December 31, 2017 and 2016 was $198 million and $224 million, respectively. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended at any time at our discretion.
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
The following stock performance graph compares our cumulative total stockholder returns of our common stock to the Standard and Poor’s (S&P) 500 Stock Index and the New York Stock Exchange (NYSE) ARCA Airline Index from December 9, 2013 (the first trading day of our common stock, AAL) through December 31, 2017. The comparison assumes $100 was invested on December 9, 2013 in our common stock and in each of the foregoing indices and assumes that all dividends were reinvested. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/9/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
American Airlines Group Inc. (AAL)	$100	$103	$219	$175	$194	$219
NYSE ARCA Airline Index (XAL)	100	102	152	127	162	170
S&P 500 Index (GSPC)	100	102	114	113	124	148
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the year ended December 31, 2017, we repurchased 33.9 million shares of AAG common stock for $1.6 billion at a weighted average cost per share of $45.68. During the year ended December 31, 2016, we repurchased 119.8 million shares of AAG common stock for $4.4 billion at a weighted average cost per share of $36.86. Since the inception of our share repurchase programs in July 2014 through December 31, 2017, we have repurchased 262.3 million shares of AAG common stock for $10.6 billion at a weighted average cost per share of $40.22.
The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended December 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum remaining dollar value of shares that may be purchased under the plan or program (in millions)
October 2017	2,497,462	$50.37	2,497,462	$551
November 2017	1,236,546	$47.59	1,236,546	$492
December 2017	834,577	$50.96	834,577	$450
Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
Selected Consolidated Financial Data of AAG
The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are derived from AAG’s audited consolidated financial statements. On December 9, 2013, a subsidiary of AMR merged with and into US Airways Group, which survived as a wholly-owned subsidiary of AAG. Therefore, AAG’s consolidated financial data provided in the tables below includes the results of US Airways Group beginning on December 9, 2013, the effective date of the Merger. In addition, AAG emerged from bankruptcy on December 9, 2013. Accordingly, AAG’s consolidated financial information for periods prior to December 9, 2013 is not directly comparable to consolidated financial information for periods subsequent to December 9, 2013.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except share and per share data)
Consolidated Statements of Operations data:
Total operating revenues	$42,207	$40,180	$40,990	$42,650	$26,743
Total operating expenses	38,149	34,896	34,786	38,401	25,344
Operating income	4,058	5,284	6,204	4,249	1,399
Bankruptcy reorganization items, net	—	—	—	—	(2,655)
Net income (loss)	1,919	2,676	7,610	2,882	(1,834)
Earnings (loss) per common share: (1)
Basic	$3.92	$4.85	$11.39	$4.02	$(6.54)
Diluted	3.90	4.81	11.07	3.93	(6.54)
Shares used for computation (in thousands): (1)
Basic	489,164	552,308	668,393	717,456	280,213
Diluted	491,692	556,099	687,355	734,016	280,213
Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.20	$—

Consolidated Balance Sheet data (at end of period):
Total assets	$51,396	$51,274	$48,415	$43,225	$41,741
Long-term debt and capital leases, net of current maturities	22,511	22,489	18,330	16,043	15,212
Pension and postretirement benefits (2)	7,497	7,842	7,450	7,562	5,828
Stockholders’ equity (deficit)	3,926	3,785	5,635	2,021	(2,731)

(1)
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

Reconciliation of GAAP to Non-GAAP Financial Measures
We sometimes use financial measures that are derived from the consolidated financial statements but that are not presented in accordance with GAAP to understand and evaluate our current operating performance and to allow for period-to-period comparisons. We believe these non-GAAP financial measures may also provide useful information to investors and others. These non-GAAP measures may not be comparable to similarly titled non-GAAP measures of other companies, and should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flow or liquidity prepared in accordance with GAAP. We are providing a reconciliation of reported non-GAAP financial measures to their comparable financial measures on a GAAP basis.
The following table presents the components of our total special items and the reconciliation of pre-tax income and net income (GAAP measures) to pre-tax income excluding special items and net income excluding special items (non-GAAP measures). Management uses pre-tax income excluding special items and net income excluding special items to evaluate our current operating performance and to allow for period-to-period comparisons. As special items may vary from period-to-period in nature and amount, the adjustment to exclude special items allows management an additional tool to better understand our core operating performance.

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Components of Total Special Items, Net: (1)
Merger integration costs (2)	$273	$514	$826
Fleet restructuring costs (3)	232	177	210
Employee 2017 Tax Act bonus expense (4)	123	—	—
Labor contract expenses (5)	46	—	—
Mark-to-market adjustments for bankruptcy obligations	27	25	(53)
Other operating charges (credits), net	11	(7)	68
Mainline operating special items, net	712	709	1,051
Regional operating special items, net	22	14	29
Operating special items, net	734	723	1,080
Debt refinancing and extinguishment charges	22	49	24
Venezuela foreign currency losses	—	—	592
Other nonoperating charges (credits), net	—	—	(22)
Nonoperating special items, net	22	49	594
Pre-tax special items, net	756	772	1,674
Impact of the 2017 Tax Act on deferred tax assets and liabilities	(7)	—	—
Release of deferred tax valuation allowance	—	—	(3,040)
Other tax charges	—	—	25
Income tax special items, net	(7)	—	(3,015)
Total special items, net	$749	$772	$(1,341)

Reconciliation of Pre-Tax Income Excluding Special Items:
Pre-tax income – GAAP	$3,084	$4,299	$4,616
Adjusted for: Pre-tax special items, net	756	772	1,674
Pre-tax income excluding special items	$3,840	$5,071	$6,290

Reconciliation of Net Income Excluding Special Items:
Net income – GAAP	$1,919	$2,676	$7,610
Adjusted for: Total special items, net	749	772	(1,341)
Adjusted for: Net tax effect of special items (6)	(269)	(275)	—
Net income excluding special items	$2,399	$3,173	$6,269

(1)	See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on special items.

(2)
Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training. Additionally in 2016, Merger integration expenses also included costs related to alignment of labor union contracts, the launch of re-branded uniforms, relocation and severance, and in 2015, also included share-based compensation related to awards granted in connection with the Merger that fully vested in December 2015.

(3)
Fleet restructuring expenses, driven in part by the Merger, principally included the acceleration of depreciation, impairments, remaining lease payments and lease return costs for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(4)
Employee bonus expense included costs related to the $1,000 cash bonus and associated payroll taxes granted to mainline employees as of December 31, 2017 in recognition of H.R. 1, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act).

(5)
Labor contract expenses primarily included one-time charges to adjust the vacation accruals for pilots and flight attendants as a result of the mid-contract pay rate adjustments effective in the second quarter of 2017.

(6)
In 2015, there was no net tax effect associated with special items. During 2015, our net deferred tax asset, which includes our NOLs, was subject to a full valuation allowance. Accordingly, our NOLs offset our taxable income and resulted in the release of a corresponding portion of valuation allowance, which offset the tax provision dollar for dollar.

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

	Year Ended December 31,
	2017	2016	2015
Reconciliation of Mainline Operating Costs per Available Seat Mile (CASM) Excluding Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$38,149	$34,896	$34,786
Less regional expenses:
Fuel and related taxes	(1,382)	(1,109)	(1,230)
Other	(5,164)	(4,935)	(4,753)
Total mainline operating expenses	31,603	28,852	28,803
Adjusted for: Special items, net (1)	(712)	(709)	(1,051)
Adjusted for: Aircraft fuel and related taxes	(6,128)	(5,071)	(6,226)
Mainline operating expenses excluding special items and fuel	$24,763	$23,072	$21,526
(In millions)
Available Seat Miles (ASM)	243,806	241,734	239,375
(In cents)
Mainline CASM	12.96	11.94	12.03
Adjusted for: Special items, net per ASM	(0.29)	(0.29)	(0.44)
Adjusted for: Aircraft fuel and related taxes per ASM	(2.51)	(2.10)	(2.60)
Mainline CASM excluding special items and fuel	10.16	9.54	8.99

(1)	See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on special items.

Selected Consolidated Financial Data of American
The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are derived from American’s audited consolidated financial statements. On December 30, 2015, US Airways merged with and into American, with American as the surviving corporation. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and is reflected in American’s consolidated financial statements as though the transaction had occurred on December 9, 2013, when a subsidiary of AMR merged with and into US Airways Group, which represents the earliest date that American and US Airways were under common control. Therefore, American’s consolidated financial data provided in the tables below includes the results of US Airways beginning on December 9, 2013. In addition, American emerged from bankruptcy on December 9, 2013. Accordingly, American’s consolidated financial information for periods prior to December 9, 2013 is not directly comparable to consolidated financial information for periods subsequent to December 9, 2013.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Consolidated Statements of Operations data:
Total operating revenues	$42,195	$40,163	$40,938	$42,676	$26,701
Total operating expenses	38,163	34,859	34,749	38,410	25,341
Operating income	4,032	5,304	6,189	4,266	1,360
Bankruptcy reorganization items, net	—	—	—	—	(2,640)
Net income (loss)	1,922	2,781	8,120	2,948	(1,717)

Consolidated Balance Sheet data (at end of period):
Total assets	$60,012	$58,092	$50,439	$42,787	$41,699
Long-term debt and capital leases, net of current maturities	21,236	20,718	16,592	14,804	14,718
Pension and postretirement benefits (1)	7,452	7,800	7,410	7,522	5,802
Stockholder’s equity (deficit)	14,594	12,649	9,698	1,406	(4,398)

(1)
Substantially all defined benefit pension plans were frozen effective November 1, 2012. See Note 7 to American’s consolidated financial statements in Part II, Item 8B for further information on pension and postretirement benefits.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Background
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, we operate an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries. We have hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In 2017, approximately 200 million passengers boarded our flights.
Strategic Objectives
We are focused on four long-term strategic objectives: Create a World-Class Customer Experience, Make Culture a Competitive Advantage, Ensure Long-Term Financial Strength and Think Forward, Lead Forward.
Create a World-Class Customer Experience
We began 2017 by being named Air Transport World’s Airline of the Year in recognition of our successful integration and the significant investments we made in our product and people. Also in 2017, we:

•	Recorded our best on-time departure and arrival performance since 2003, and our best baggage handling performance since the DOT began reporting this information in 1994.

•	Operated the youngest fleet among the major U.S. network carriers and invested $4.1 billion in new aircraft.

•	Introduced new streaming-capable, satellite-based internet access on our Boeing 737 MAX aircraft, which will be rolled out across most of our domestic mainline fleet.

•	Introduced Basic Economy, a product to compete with ultra low-cost carriers, which is now offered nationwide and to leisure markets in Mexico and most of the Caribbean.

•	Commenced our roll out of Premium Economy, which offers a wider seat, more legroom, an amenity kit and enhanced meal choices on international flights.

•
Expanded a number of our lounges by opening Flagship First Dining, a new exclusive experience for customers in First Class on international and A321T transcontinental flights, which we now offer in our Miami, Los Angeles and New York-JFK lounges.

Make Culture a Competitive Advantage
We are creating an environment that cares for frontline team members, provides competitive pay and equips our team with the right tools to support our customers. During 2017, we:

•
Kept team member pay competitive through initiatives such as a mid-contract salary increase for pilots and flight attendants and continued step increases from a mid-contract pay increase for mechanics and fleet service workers.

•
Invested more than $300 million in facilities and equipment, including renovations to team member spaces, mobile devices for pilots and flight attendants, and the ongoing One Campus One Team initiative at our global support center in Fort Worth, Texas.

•
Provided customer service instruction to approximately 35,000 team members through “Elevate the Everyday Experience” training and launched training for leaders that emphasizes supporting team members who directly serve customers.

•	Announced that work on our CFM56-5B engines, which power much of our Airbus narrowbody fleet, will move in-house to our maintenance facility located in Tulsa, Oklahoma beginning later in 2018.

•
Shared the benefits of the recent Tax Cuts and Jobs Act by issuing $1,000 payments to all non-officer team members at American and its wholly-owned regional carriers. While we do not yet pay federal cash income taxes, we believe the new tax law will reduce our future tax bill and allow more investments in equipment and facilities.

Ensure Long-Term Financial Strength
We are focused on capturing efficiencies created by our merger, delivering on our earnings potential and creating value for our stockholders. During 2017, we:

•
Returned $1.7 billion to our stockholders, including quarterly dividend payments of $198 million and the repurchase of $1.6 billion of common stock, or 33.9 million shares. Since our capital return program commenced in mid-2014, we have returned $11.4 billion to stockholders, including $835 million in quarterly dividend payments and $10.6 billion in share repurchases, or 262.3 million shares. In January 2018, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record on February 6, 2018, and payable on February 20, 2018.

•	Completed several transactions that provided efficient financing. See discussion within “Liquidity” below for more information.

•	Announced revenue and cost initiatives to improve the customer experience, drive revenue improvements and deliver cost efficiencies.
Think Forward, Lead Forward
We are committed to re-establishing ourselves as an industry leader by creating an action-oriented culture that moves quickly to bring products to market, embraces technological change and quickly seizes upon new opportunities for our network and our product. During 2017, we:

•	Acquired 2.7% of the outstanding shares of China Southern Airlines, the largest airline in China.

•	Executed a new Trans-Atlantic joint business agreement that extends the term of our prior Trans-Atlantic joint business agreement.

•	Announced a commitment for more than $1.6 billion for improvements of LAX Terminals 4 and 5, setting the stage for us to receive additional gate space and strengthen our Pacific gateway.

•	Built a five-gate expansion at ORD Terminal 3, which is expected to open in April 2018.
2017 Financial Overview
The U.S. Airline Industry
The industry remained profitable in 2017. Despite an improving economy and strong demand environment, year-over-year revenue results by carrier were varied. This was in part due to competitive pricing actions and the effects of competitive capacity growth in certain markets, as well as the three major hurricanes that negatively impacted commercial flights in Texas, Florida, the Caribbean islands and Puerto Rico. With respect to fuel costs, the price of Brent crude oil per barrel, which jet fuel prices tend to follow, was on average approximately 23% higher in 2017 as compared to 2016. The average daily spot price for Brent crude oil during 2017 was $54 per barrel as compared to an average daily spot price of $44 per barrel during 2016. On a daily basis, Brent crude oil prices fluctuated during 2017 between a high of $67 per barrel to a low of $44 per barrel, and closed the year on December 31, 2017 at $67 per barrel. Brent crude oil prices were higher in 2017 due principally to reductions of global inventories driven by strong demand and continued production restraint. Jet fuel prices during 2017 were also impacted by hurricane disruptions and increased refinery costs.
See Part I, Item 1A. Risk Factors – “Downturns in economic conditions could adversely affect our business,” “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity” and “Our business has been and will continue to be affected by many changing economic and other conditions beyond our control, including global events that affect travel behavior, and our results of operations could be volatile and fluctuate due to seasonality.”

AAG’s 2017 Results
The selected financial data presented below is derived from AAG’s audited consolidated financial statements included in Part II, Item 8A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline and regional passenger revenues	$36,133	$34,579	$1,554	4.5
Other operating revenues	5,274	4,901	373	7.6
Total operating revenues	42,207	40,180	2,027	5.0
Mainline and regional aircraft fuel and related taxes	7,510	6,180	1,330	21.5
Salaries, wages and benefits	11,816	10,890	926	8.5
Total operating expenses	38,149	34,896	3,253	9.3
Operating income	4,058	5,284	(1,226)	(23.2)
Pre-tax income	3,084	4,299	(1,215)	(28.3)
Income tax provision	1,165	1,623	(458)	(28.2)
Net income	1,919	2,676	(757)	(28.3)

Pre-tax income – GAAP	$3,084	$4,299	$(1,215)	(28.3)
Adjusted for: Pre-tax special items (1)	756	772	(16)	(2.1)
Pre-tax income excluding special items	$3,840	$5,071	$(1,231)	(24.3)

(1)
See Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for details on the components of special items.

Pre-Tax Income and Net Income
Pre-tax income and net income were $3.1 billion and $1.9 billion in 2017, respectively. This compares to 2016 pre-tax income and net income of $4.3 billion and $2.7 billion, respectively. Excluding the effects of pre-tax special items, we recognized pre-tax income of $3.8 billion in 2017 as compared to $5.1 billion in 2016. The year-over-year declines in our pre-tax income on both a GAAP basis and excluding pre-tax special items were principally driven by higher fuel costs and wage rates. Fuel costs increased driven by a 21.4% increase in the average price per gallon of fuel. Wage rates were higher primarily due to mid-contract pay increases for pilots and flight attendants effective in the second quarter of 2017, as well as increases for maintenance and fleet service work groups, which became effective in the third quarter of 2016. These increases were offset in part by higher revenues.
Revenue
In 2017, we reported total operating revenues of $42.2 billion, an increase of $2.0 billion, or 5.0%, as compared to 2016. Mainline and regional passenger revenues were $36.1 billion, an increase of $1.6 billion, or 4.5%, as compared to 2016. The increase in mainline and regional passenger revenues was due to a 3.2% year-over-year increase in consolidated yields driven by strong demand. Domestic consolidated yields increased 3.5% and international yields rose 3.2%, due principally to improved performance in Latin America.
Additionally, other revenues increased $373 million primarily due to higher revenues associated with our loyalty program. Our mainline and regional total revenue per available seat mile (TRASM) was 15.27 cents in 2017, a 3.9% increase as compared to 14.70 cents in 2016.
Fuel
Our mainline and regional fuel expense totaled $7.5 billion in 2017, which was $1.3 billion, or 21.5%, higher as compared to 2016. This increase was driven by a 21.4% increase in the average price per gallon of fuel to $1.73 in 2017 from $1.42 in 2016.

As of December 31, 2017, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.
Our 2017 mainline CASM was 12.96 cents, an increase of 8.6%, from 11.94 cents in 2016. The increase was primarily driven by higher fuel costs and higher wage rates due to the mid-contract pay increases described above.
Our 2017 mainline CASM excluding special items and fuel was 10.16 cents, an increase of 6.4%, from 9.54 cents in 2016, which was also driven by higher wage rates as described above.
For a reconciliation of mainline CASM excluding special items and fuel, see Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures.”
Income Taxes
As of December 31, 2017, we had approximately $10.0 billion of federal NOLs and $3.4 billion of state NOLs, substantially all of which we expect to be available in 2018 to reduce future federal and state taxable income. While we currently do not pay federal cash income taxes, we believe the December 2017 enactment of the 2017 Tax Act represents a significant benefit for us and our stockholders. Commencing in 2018, our effective tax rate has been reduced from approximately 38% to approximately 24%, which will significantly reduce our federal tax liability when we do become a cash tax payer. In addition, we presently expect to receive cash tax refunds of approximately $170 million in both 2019 and 2020 due to the repeal of the corporate Alternative Minimum Tax (AMT).
Liquidity
As of December 31, 2017, we had approximately $7.6 billion in total available liquidity, consisting of $5.1 billion in unrestricted cash and short-term investments and $2.5 billion in undrawn revolving credit facilities. We also had restricted cash and short-term investments of $318 million. As described above, in connection with our strategic objective “Ensure Long-Term Financial Strength,” we completed several transactions during 2017 to ensure our long-term competitiveness. During 2017, we:

•	Repriced $4.9 billion of our term loans at lower rates and extended and increased our revolving credit facilities.

•
Continued to take advantage of historically low interest rates to finance new aircraft deliveries under our fleet renewal program. We issued an aggregate principal amount of $2.0 billion in Enhanced Equipment Trust Certificate (EETC) equipment notes at an average fixed interest rate of 3.74%, as well as $1.0 billion in other equipment notes, which primarily bear interest at variable rates based on LIBOR plus a margin, averaging 3.08% at December 31, 2017.

•	Raised approximately $853 million in net proceeds from aircraft sale-leaseback transactions.
See Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 3 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on our debt obligations.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,			Increase (Decrease) 2017-2016	Increase (Decrease) 2016-2015
	2017	2016	2015
Mainline
Revenue passenger miles (millions) (a)	201,351	199,014	199,467	1.2%	(0.2)%
Available seat miles (millions) (b)	243,806	241,734	239,375	0.9%	1.0%
Passenger load factor (percent) (c)	82.6	82.3	83.3	0.3pts	(1.0)pts
Yield (cents) (d)	14.52	14.02	14.56	3.5%	(3.7)%
Passenger revenue per available seat mile (cents) (e)	11.99	11.55	12.13	3.9%	(4.8)%
Operating cost per available seat mile (cents) (f)	12.96	11.94	12.03	8.6%	(0.8)%
Aircraft at end of period	948	930	946	1.9%	(1.7)%
Fuel consumption (gallons in millions)	3,579	3,596	3,611	(0.5)%	(0.4)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.71	1.41	1.72	21.4%	(18.2)%
Full-time equivalent employees at end of period	103,100	101,500	98,900	1.6%	2.6%

Total Mainline and Regional
Revenue passenger miles (millions) (a)	226,346	223,477	223,010	1.3%	0.2%
Available seat miles (millions) (b)	276,493	273,410	268,736	1.1%	1.7%
Passenger load factor (percent) (c)	81.9	81.7	83.0	0.2pts	(1.3)pts
Yield (cents) (d)	15.96	15.47	15.92	3.2%	(2.8)%
Passenger revenue per available seat mile (cents) (e)	13.07	12.65	13.21	3.3%	(4.3)%
Total revenue per available seat mile (cents) (g)	15.27	14.70	15.25	3.9%	(3.7)%
Aircraft at end of period	1,545	1,536	1,533	0.6%	0.2%
Fuel consumption (gallons in millions)	4,352	4,347	4,323	0.1%	0.5%
Average aircraft fuel price including related taxes (dollars per gallon)	1.73	1.42	1.72	21.4%	(17.6)%
Full-time equivalent employees at end of period (h)	126,600	122,300	118,500	3.5%	3.2%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.

(g)	Total revenue per available seat mile (TRASM) – Total revenues divided by total mainline and regional ASMs.

(h)	Regional full-time equivalent employees only include our wholly-owned regional airline subsidiaries, Envoy, Piedmont and PSA.

Results of Operations – 2017 Compared to 2016
Pre-tax income and net income were $3.1 billion and $1.9 billion in 2017, respectively. This compares to 2016 pre-tax income and net income of $4.3 billion and $2.7 billion, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $3.8 billion and $5.1 billion in 2017 and 2016, respectively. For reconciliation of pre-tax income excluding special items to their comparable measures on a GAAP basis, see Part II, Item 6. Selected Consolidated Financial Data –“Reconciliation of GAAP to Non-GAAP Financial Measures.”
The year-over-year declines in our pre-tax income on both a GAAP basis and excluding pre-tax special items were principally driven by higher fuel costs and wage rates.
Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline passenger	$29,238	$27,909	$1,329	4.8
Regional passenger	6,895	6,670	225	3.4
Cargo	800	700	100	14.3
Other	5,274	4,901	373	7.6
Total operating revenues	$42,207	$40,180	$2,027	5.0
This table presents our total passenger revenues and the year-over-year change in certain operating statistics:

		Increase (Decrease) vs. Year Ended December 31, 2016
	Year Ended December 31, 2017	Passenger Revenue	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Mainline passenger	$29,238	4.8%	1.2%	0.9%	0.3pts	3.5%	3.9%
Regional passenger	6,895	3.4%	2.2%	3.2%	(0.7)pts	1.2%	0.2%
Total passenger revenues	$36,133	4.5%	1.3%	1.1%	0.2pts	3.2%	3.3%
Total passenger revenues increased $1.6 billion, or 4.5%, in 2017 from 2016 primarily due to a 3.2% year-over-year increase in consolidated passenger yields driven by strong demand. Domestic consolidated yields increased 3.5% and international yields rose 3.2%, due principally to improved performance in Latin America.
Cargo revenue increased $100 million, or 14.3%, in 2017 from 2016 primarily driven by an increase in freight volume.
Other revenue primarily includes revenue associated with our loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $373 million, or 7.6%, in 2017 from 2016 primarily driven by higher revenues associated with our loyalty program. In 2017 and 2016, loyalty program revenue was $2.4 billion and $2.1 billion, respectively. Of this, $2.2 billion and $1.9 billion related to the marketing component of mileage sales and other marketing related payments, respectively.
Total operating revenues in 2017 increased $2.0 billion, or 5.0%, from 2016 driven principally by a 4.5% increase in total passenger revenues as described above. Our TRASM was 15.27 cents in 2017, a 3.9% increase as compared to 14.70 cents in 2016.

Mainline Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$6,128	$5,071	$1,057	20.8
Salaries, wages and benefits	11,816	10,890	926	8.5
Maintenance, materials and repairs	1,959	1,834	125	6.8
Other rent and landing fees	1,806	1,772	34	1.9
Aircraft rent	1,197	1,203	(6)	(0.4)
Selling expenses	1,477	1,323	154	11.6
Depreciation and amortization	1,702	1,525	177	11.6
Special items, net	712	709	3	0.5
Other	4,806	4,525	281	6.2
Total mainline operating expenses	$31,603	$28,852	$2,751	9.5
Mainline operating expenses increased $2.8 billion, or 9.5%, in 2017 from 2016. The increase in operating expenses was primarily driven by higher fuel costs and wage rates. See detailed explanations below relating to changes in mainline CASM.
Mainline CASM
We sometimes use financial measures that are derived from the consolidated financial statements but that are not presented in accordance with GAAP to understand and evaluate our current operating performance to allow for period-to-period comparisons. We believe these non-GAAP financial measures may also provide useful information to investors and others. These non-GAAP measures may not be comparable to similarly titled non-GAAP measures of other companies, and should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flow or liquidity prepared in accordance with GAAP. We are providing a reconciliation of reported non-GAAP financial measures to their comparable financial measures on a GAAP basis.
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

The major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the years ended December 31, 2017 and 2016 are as follows (amounts may not recalculate due to rounding):

	Year Ended December 31,		Percent Increase (Decrease)
	2017	2016
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.51	2.10	19.8
Salaries, wages and benefits	4.85	4.51	7.6
Maintenance, materials and repairs	0.80	0.76	5.9
Other rent and landing fees	0.74	0.73	1.1
Aircraft rent	0.49	0.50	(1.3)
Selling expenses	0.61	0.55	10.6
Depreciation and amortization	0.70	0.63	10.7
Special items, net	0.29	0.29	(0.3)
Other	1.97	1.87	5.3
Total mainline CASM	12.96	11.94	8.6
Special items, net	(0.29)	(0.29)	(0.3)
Aircraft fuel and related taxes	(2.51)	(2.10)	19.8
Mainline CASM, excluding special items and fuel	10.16	9.54	6.4
Significant changes in the components of mainline CASM are as follows:

•
Aircraft fuel and related taxes per ASM increased 19.8% primarily due to a 21.4% increase in the average price per gallon of fuel to $1.71 in 2017 from $1.41 in 2016, offset in part by a 0.5% decrease in gallons of fuel consumed. The decrease in fuel consumption was primarily driven by the operation of more fuel efficient aircraft during 2017 in connection with our fleet renewal program.

•
Salaries, wages and benefits per ASM increased 7.6% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017, as well as rate increases for maintenance and fleet service work groups, which became effective in the third quarter of 2016.

•
Maintenance, materials and repairs per ASM increased 5.9% as compared to 2016 primarily due to a contract change that accelerated the timing of certain maintenance expenses incurred. Certain flight equipment was transitioned to a new flight hour based contract (referred to as power by the hour) where expense is incurred and recognized based on actual hours flown. Previously, this flight equipment was covered by a time and materials based contract where expense is incurred and recognized as maintenance is performed.

•
Selling expenses per ASM increased 10.6% due primarily to higher commissions driven by the overall increase in revenues as well as an increase in flown premium tickets, which are subject to higher commissions.

•
Depreciation and amortization per ASM increased 10.7% primarily due to depreciation related to aircraft purchased in connection with our fleet renewal program. In 2017, we took delivery of 57 new mainline aircraft.

•
Other operating expenses per ASM increased 5.3% primarily due to expenses associated with improving our product offerings, customer experience and operational reliability, such as food and beverage costs and costs associated with team member training.

Operating Special Items, Net

	Year Ended December 31,
	2017	2016
	(In millions)
Merger integration expenses (1)	$273	$514
Fleet restructuring expenses (2)	232	177
Employee 2017 Tax Act bonus expense (3)	123	—
Labor contract expenses (4)	46	—
Mark-to-market adjustments for bankruptcy obligations	27	25
Other operating charges (credits), net	11	(7)
Total mainline operating special items, net	712	709
Regional operating special items, net	22	14
Total operating special items, net	$734	$723

(1)
Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training, and in 2016, also included costs related to alignment of labor union contracts and the launch of re-branded uniforms, both of which drove the $241 million year-over-year decrease in these expenses.

(2)
Fleet restructuring expenses, driven in part by the Merger, principally included the acceleration of depreciation and impairments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(3)	Employee bonus expense included costs related to the $1,000 cash bonus and associated payroll taxes granted to mainline employees as of December 31, 2017 in recognition of the 2017 Tax Act.

(4)
Labor contract expenses primarily included one-time charges to adjust the vacation accruals for pilots and flight attendants as a result of the mid-contract pay rate adjustments effective in the second quarter of 2017.

Regional Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,382	$1,109	$273	24.6
Other	5,164	4,935	229	4.6
Total regional operating expenses	$6,546	$6,044	$502	8.3
Regional operating expenses increased $502 million, or 8.3%, in 2017 from 2016. The year-over-year increase was due in part to a $273 million, or 24.6%, increase in fuel costs. The average price per gallon of fuel increased 21.2% to $1.79 in 2017 from $1.48 in 2016, on a 2.8% increase in consumption. Additionally, other regional operating expenses increased $229 million, or 4.6%, primarily driven by a 3.2% increase in capacity, principally from our wholly-owned regional carriers. See Note 1(q) to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on regional expenses.

Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Interest income	$94	$63	$31	47.8
Interest expense, net	(1,053)	(991)	(62)	6.2
Other, net	(15)	(57)	42	(73.4)
Total nonoperating expense, net	$(974)	$(985)	$11	(1.0)
Our short-term investments in each period consisted of highly liquid investments that provided relatively nominal returns. Interest income increased $31 million, or 47.8%, principally due to a 50 basis point increase in average yields in 2017 as compared to 2016.
Interest expense, net increased $62 million, or 6.2%, in 2017 primarily due to higher outstanding debt as a result of aircraft financings associated with our fleet renewal program.
Other nonoperating expense, net in 2017 and 2016 included $22 million and $49 million, respectively, of net special charges associated with debt refinancings and extinguishments.
Income Taxes
In 2017 and 2016, we recorded an income tax provision of $1.2 billion and $1.6 billion, respectively, at an effective rate of approximately 38%. This tax provision was substantially non-cash due to utilization of our NOLs. Substantially all of our income before income taxes is attributable to the United States. At December 31, 2017, we had approximately $10.0 billion of federal NOLs and $3.4 billion of state NOLs, substantially all of which we expect to be available in 2018 to reduce future federal and state taxable income.
As a result of the 2017 Tax Act, we recorded a special, non-cash tax benefit of $7 million in 2017 to reflect the impact of lower corporate income tax rates on our deferred tax assets and liabilities. For 2018, we presently expect to recognize a provision for income taxes at an effective rate of approximately 24% due to the reduction in the corporate tax rate.
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

Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$27,909	$29,037	$(1,128)	(3.9)
Regional passenger	6,670	6,475	195	3.0
Cargo	700	760	(60)	(7.9)
Other	4,901	4,718	183	3.9
Total operating revenues	$40,180	$40,990	$(810)	(2.0)
This table presents our total passenger revenues and the year-over-year change in certain operating statistics:

		Increase (Decrease) vs. Year Ended December 31, 2015
	Year Ended December 31, 2016	Passenger Revenue	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Mainline passenger	$27,909	(3.9)%	(0.2)%	1.0%	(1.0)pts	(3.7)%	(4.8)%
Regional passenger	6,670	3.0%	3.9%	7.9%	(3.0)pts	(0.9)%	(4.5)%
Total passenger revenues	$34,579	(2.6)%	0.2%	1.7%	(1.3)pts	(2.8)%	(4.3)%
Total passenger revenues declined $933 million, or 2.6%, in 2016 from 2015 driven by a 2.8% decrease in consolidated passenger yields due to competitive capacity growth, macroeconomic softness outside of the United States and foreign currency weakness.
Cargo revenue decreased $60 million, or 7.9%, in 2016 from 2015 driven primarily by a decrease in domestic and international freight yields.
Other revenue primarily includes revenue associated with our loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $183 million, or 3.9%, in 2016 from 2015 driven by higher revenues associated with our loyalty program. In 2016 and 2015, loyalty program revenue was $2.1 billion and $1.9 billion, respectively. Of this, $1.9 billion and $1.7 billion related to the marketing component of mileage sales and other marketing related payments, respectively.
Total operating revenues in 2016 decreased $810 million, or 2.0%, from 2015 driven by lower passenger revenues offset in part by higher other revenue as described above. Our TRASM was 14.70 cents in 2016, a 3.7% decrease as compared to 15.25 cents in 2015.

Mainline Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$5,071	$6,226	$(1,155)	(18.5)
Salaries, wages and benefits	10,890	9,524	1,366	14.4
Maintenance, materials and repairs	1,834	1,889	(55)	(2.9)
Other rent and landing fees	1,772	1,731	41	2.4
Aircraft rent	1,203	1,250	(47)	(3.8)
Selling expenses	1,323	1,394	(71)	(5.0)
Depreciation and amortization	1,525	1,364	161	11.8
Special items, net	709	1,051	(342)	(32.6)
Other	4,525	4,374	151	3.4
Total mainline operating expenses	$28,852	$28,803	$49	0.2
Mainline operating expenses increased $49 million, or 0.2%, in 2016 from 2015. The increase in operating expenses was primarily driven by higher wage rates resulting from new labor contracts and the addition of an employee profit sharing program; however, these costs were substantially offset by a year-over-year decline in fuel costs. See detailed explanations below relating to changes in mainline CASM.
Mainline CASM
We sometimes use financial measures that are derived from the consolidated financial statements but that are not presented in accordance with GAAP to understand and evaluate our current operating performance to allow for period-to-period comparisons. We believe these non-GAAP financial measures may also provide useful information to investors and others. These non-GAAP measures may not be comparable to similarly titled non-GAAP measures of other companies, and should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flow or liquidity prepared in accordance with GAAP. We are providing a reconciliation of reported non-GAAP financial measures to their comparable financial measures on a GAAP basis.
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

The major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the years ended December 31, 2016 and 2015 are as follows (amounts may not recalculate due to rounding):

	Year Ended December 31,		Percent Increase (Decrease)
	2016	2015
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.10	2.60	(19.3)
Salaries, wages and benefits	4.51	3.98	13.2
Maintenance, materials and repairs	0.76	0.79	(3.9)
Other rent and landing fees	0.73	0.72	1.4
Aircraft rent	0.50	0.52	(4.7)
Selling expenses	0.55	0.58	(6.0)
Depreciation and amortization	0.63	0.57	10.7
Special items, net	0.29	0.44	(33.2)
Other	1.87	1.83	2.4
Total mainline CASM	11.94	12.03	(0.8)
Special items, net	(0.29)	(0.44)	(33.2)
Aircraft fuel and related taxes	(2.10)	(2.60)	(19.3)
Mainline CASM, excluding special items and fuel	9.54	8.99	6.1
Significant changes in the components of mainline CASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 19.3% primarily due to an 18.2% decrease in the average price per gallon of fuel to $1.41 in 2016 from $1.72 in 2015.

•	Salaries, wages and benefits per ASM increased 13.2% primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program.

•	Selling expenses per ASM decreased 6.0% primarily due to lower credit card and booking fees.

•
Depreciation and amortization per ASM increased 10.7% primarily due to depreciation related to aircraft purchased in connection with our fleet renewal program. In 2016, we took delivery of 55 new mainline aircraft.

Operating Special Items, Net

	Year Ended December 31,
	2016	2015
	(In millions)
Merger integration expenses (1)	$514	$826
Fleet restructuring expenses (2)	177	210
Mark-to-market adjustments for bankruptcy obligations	25	(53)
Other operating charges (credits), net	(7)	68
Total mainline operating special items, net	709	1,051
Regional operating special items, net	14	29
Total operating special items, net	$723	$1,080

(1)
Merger integration expenses included costs related to information technology, re-branding of aircraft, airport facilities and uniforms, alignment of labor union contracts, professional fees, severance, relocation and training, and, in 2015, also included share-based compensation related to awards granted in connection with the Merger that fully vested in December 2015.

(2)
Fleet restructuring expenses, driven in part by the Merger, principally included the acceleration of depreciation, impairments, remaining lease payments and lease return costs for aircraft and related equipment grounded or expected to be grounded earlier than planned.

Regional Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,109	$1,230	$(121)	(9.8)
Other	4,935	4,753	182	3.8
Total regional operating expenses	$6,044	$5,983	$61	1.0
Regional operating expenses increased $61 million, or 1.0%, in 2016 as compared to 2015. The year-over-year increase was due in part to a $182 million, or 3.8%, increase in other regional operating expenses. The increase in other regional operating expenses was primarily driven by an increase in capacity, principally from our wholly-owned regional carriers. Offsetting this increase was a $121 million, or 9.8%, decrease in fuel costs. The decrease in fuel costs was driven primarily by a 14.5% decline in the average price per gallon of fuel to $1.48 in 2016 from $1.73 in 2015, offset in part by a 5.5% increase in consumption. See Note 1(q) to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on regional expenses.
Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$63	$39	24	60.9
Interest expense, net	(991)	(880)	(111)	12.6
Other, net	(57)	(747)	690	(92.4)
Total nonoperating expense, net	$(985)	$(1,588)	$603	(38.1)
Our short-term investments in each period consisted of highly liquid investments that provided nominal returns. Interest income increased $24 million, or 60.9%, principally due to a 50 basis point increase in average yields in 2016 as compared to 2015.

Interest expense, net increased in 2016 primarily due to higher outstanding debt as a result of aircraft financings associated with our fleet renewal program.
In 2016, other nonoperating expense, net primarily included $49 million of net special charges associated with debt refinancings and extinguishments.
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
Income Taxes
In 2016, we recorded an income tax provision of $1.6 billion at an effective rate of approximately 38%, which was substantially non-cash due to our utilization of NOLs. Substantially all of our income before income taxes was attributable to the United States.
In 2015, we reversed $3.0 billion of the valuation allowance on our deferred tax assets, which resulted in a special non-cash tax benefit recorded in our consolidated statement of operations.
See Note 6 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on income taxes.
American’s Results of Operations
Results of Operations – 2017 Compared to 2016
American realized pre-tax income of $3.2 billion and net income of $1.9 billion in 2017. This compares to 2016 pre-tax income of $4.4 billion and net income of $2.8 billion.
The year-over-year decline in American’s pre-tax income was principally driven by higher fuel costs and wage rates.
Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Mainline passenger	$29,238	$27,909	$1,329	4.8
Regional passenger	6,895	6,670	225	3.4
Cargo	800	700	100	14.3
Other	5,262	4,884	378	7.7
Total operating revenues	$42,195	$40,163	$2,032	5.1
Total passenger revenues increased $1.6 billion, or 4.5%, in 2017 from 2016 primarily due to a year-over-year increase in consolidated passenger yields driven by strong demand.
Cargo revenue increased $100 million, or 14.3%, in 2017 from 2016 primarily driven by an increase in freight volume.
Other revenue primarily includes revenue associated with American’s loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $378 million, or 7.7%, in 2017 from 2016 primarily driven by higher revenues associated with American’s loyalty program. In 2017 and 2016, loyalty program revenue was $2.4 billion and $2.1 billion, respectively. Of this, $2.2 billion and $1.9 billion related to the marketing component of mileage sales and other marketing related payments, respectively.
Total operating revenues in 2017 increased $2.0 billion, or 5.1%, from 2016 driven principally by a 4.5% increase in total passenger revenues as described above.

Mainline Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$6,128	$5,071	$1,057	20.8
Salaries, wages and benefits	11,804	10,881	923	8.5
Maintenance, materials and repairs	1,959	1,834	125	6.8
Other rent and landing fees	1,806	1,772	34	1.9
Aircraft rent	1,197	1,203	(6)	(0.4)
Selling expenses	1,477	1,323	154	11.6
Depreciation and amortization	1,702	1,525	177	11.6
Special items, net	712	709	3	0.5
Other	4,806	4,532	274	6.1
Total mainline operating expenses	$31,591	$28,850	$2,741	9.5
Mainline operating expenses increased $2.7 billion, or 9.5%, in 2017 from 2016. The increase in operating expenses was primarily driven by higher fuel costs and wage rates.
Significant changes in the components of mainline operating expenses are as follows:

•
Aircraft fuel and related taxes increased 20.8% primarily due to a 21.4% increase in the average price per gallon of fuel to $1.71 in 2017 from $1.41 in 2016, offset in part by a 0.5% decrease in gallons of fuel consumed. The decrease in fuel consumption was primarily driven by the operation of more fuel efficient aircraft during 2017 in connection with American’s fleet renewal program.

•
Salaries, wages and benefits increased 8.5% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017, as well as rate increases for maintenance and fleet service work groups, which became effective in the third quarter of 2016.

•
Maintenance, materials and repairs increased 6.8% as compared to 2016 primarily due to a contract change that accelerated the timing of certain maintenance expenses incurred. Certain flight equipment was transitioned to a new flight hour based contract (referred to as power by the hour) where expense is incurred and recognized based on actual hours flown. Previously, this flight equipment was covered by a time and materials based contract where expense is incurred and recognized as maintenance is performed.

•
Selling expenses increased 11.6% due primarily to higher commissions driven by the overall increase in revenues as well as an increase in flown premium tickets, which are subject to higher commissions.

•
Depreciation and amortization increased 11.6% primarily due to depreciation related to aircraft purchased in connection with American’s fleet renewal program. In 2017, American took delivery of 57 new mainline aircraft.

•
Other operating expenses increased 6.1% primarily due to expenses associated with improving our product offerings, customer experience and operational reliability, such as food and beverage costs and costs associated with team member training.

Operating Special Items, Net

	Year Ended December 31,
	2017	2016
	(In millions)
Merger integration expenses (1)	$273	$514
Fleet restructuring expenses (2)	232	177
Employee 2017 Tax Act bonus expense (3)	123	—
Labor contract expenses (4)	46	—
Mark-to-market adjustments for bankruptcy obligations	27	25
Other operating charges (credits), net	11	(7)
Total mainline operating special items, net	712	709
Regional operating special items, net	3	13
Total operating special items, net	$715	$722

(1)
Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training, and in 2016, also included costs related to alignment of labor union contracts and the launch of re-branded uniforms, both of which drove the $241 million year-over-year decrease in these expenses.

(2)
Fleet restructuring expenses, driven in part by the Merger, principally included the acceleration of depreciation and impairments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(3)	Employee bonus expense included costs related to the $1,000 cash bonus and associated payroll taxes granted to mainline employees as of December 31, 2017 in recognition of the 2017 Tax Act.

(4)
Labor contract expenses primarily included one-time charges to adjust the vacation accruals for pilots and flight attendants as a result of the mid-contract pay rate adjustments effective in the second quarter of 2017.

Regional Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,382	$1,109	$273	24.6
Other	5,190	4,900	290	5.9
Total regional operating expenses	$6,572	$6,009	$563	9.4
Regional operating expenses increased $563 million, or 9.4%, in 2017 from 2016. The year-over-year increase was due in part to a $273 million, or 24.6%, increase in fuel costs. The average price per gallon of fuel increased 21.2% to $1.79 in 2017 from $1.48 in 2016, on a 2.8% increase in consumption. Additionally, other regional operating expenses increased $290 million, or 5.9%, primarily driven by increased capacity. See Note 1(q) to American’s Consolidated Financial Statements in Part II, Item 8B for further information on regional expenses.

Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
	(In millions, except percentage changes)
Interest income	$215	$104	$111	nm1
Interest expense, net	(988)	(906)	(82)	9.1
Other, net	(15)	(59)	44	(74.5)
Total nonoperating expense, net	$(788)	$(861)	$73	(8.4)

(1)	Not meaningful.
American’s short-term investments in each period consisted of highly liquid investments that provided relatively nominal returns. Interest income increased $111 million due to higher interest-bearing related party receivables from American’s parent company, AAG, as well as a 50 basis point increase in average yields in 2017 as compared to 2016.
Interest expense, net increased $82 million, or 9.1%, in 2017 primarily due to higher outstanding debt as a result of aircraft financings associated with American’s fleet renewal program.
Other nonoperating expense, net in 2017 and 2016 included $22 million and $49 million, respectively, of net special charges associated with debt refinancings and extinguishments.
Income Taxes
American is part of the AAG consolidated income tax return.
In 2017 and 2016, American recorded an income tax provision of $1.3 billion and $1.7 billion, respectively, at an effective rate of approximately 41% and 37%, respectively. This tax provision was substantially non-cash due to utilization of American’s NOLs. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2017, American had approximately $10.6 billion of federal NOLs and $3.2 billion of state NOLs, substantially all of which American expects to be available in 2018 to reduce future federal and state taxable income.
As a result of the 2017 Tax Act, American recorded a special, non-cash tax provision of $93 million in 2017 to reflect the impact of lower corporate income tax rates on its deferred tax assets and liabilities. For 2018, American presently expects to recognize a provision for income taxes at an effective rate of approximately 24% due to the reduction in the corporate tax rate.
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
American realized pre-tax income of $4.4 billion and $4.7 billion in 2016 and 2015 respectively. American’s 2016 pre-tax income was impacted by a decline in revenues due to lower yields. Salaries, wages and benefits costs were higher in 2016, driven by American’s new labor contracts and the addition of an employee profit sharing program; however, these increases were substantially offset by a year-over-year decline in fuel costs.

Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$27,909	$29,037	$(1,128)	(3.9)
Regional passenger	6,670	6,475	195	3.0
Cargo	700	760	(60)	(7.9)
Other	4,884	4,666	218	4.7
Total operating revenues	$40,163	$40,938	$(775)	(1.9)
Total passenger revenues declined $933 million, or 2.6%, in 2016 from 2015 driven by a decrease in consolidated passenger yields due to competitive capacity growth, macroeconomic softness outside of the United States and foreign currency weakness.
Cargo revenue decreased $60 million, or 7.9%, in 2016 from 2015 driven primarily by a decrease in domestic and international freight yields.
Other revenue primarily includes revenue associated with American’s loyalty program, baggage fees, ticketing change fees, airport clubs and inflight services. Other revenue increased $218 million, or 4.7%, in 2016 from 2015 driven by higher revenues associated with American’s loyalty program. In 2016 and 2015, loyalty program revenue was $2.1 billion and $1.9 billion, respectively. Of this, $1.9 billion and $1.7 billion related to the marketing component of mileage sales and other marketing related payments, respectively.
Total operating revenues in 2016 decreased $775 million, or 1.9%, from 2015 driven by lower passenger revenues offset in part by higher other revenue as described above.
Mainline Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$5,071	$6,226	$(1,155)	(18.5)
Salaries, wages and benefits	10,881	9,514	1,367	14.4
Maintenance, materials and repairs	1,834	1,889	(55)	(2.9)
Other rent and landing fees	1,772	1,731	41	2.4
Aircraft rent	1,203	1,250	(47)	(3.8)
Selling expenses	1,323	1,394	(71)	(5.0)
Depreciation and amortization	1,525	1,364	161	11.8
Special items, net	709	1,051	(342)	(32.6)
Other	4,532	4,378	154	3.5
Total mainline operating expenses	$28,850	$28,797	$53	0.2
Mainline operating expenses increased $53 million, or 0.2%, in 2016 from 2015. The increase in operating expenses was primarily driven by higher wage rates resulting from new labor contracts and the addition of an employee profit sharing program; however, these costs were substantially offset by a year-over-year decline in fuel costs.
Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased 18.5% primarily due to an 18.2% decrease in the average price per gallon of fuel to $1.41 in 2016 from $1.72 in 2015.

•	Salaries, wages and benefits increased 14.4% primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program.

•	Selling expenses decreased 5.0% primarily due to lower credit card and booking fees.

•
Depreciation and amortization increased 11.8% primarily due to depreciation related to aircraft purchased in connection with American’s fleet renewal program. In 2016, American took delivery of 55 new mainline aircraft.

Operating Special Items, Net

	Year Ended December 31,
	2016	2015
	(In millions)
Merger integration expenses (1)	$514	$826
Fleet restructuring expenses (2)	177	210
Mark-to-market adjustments for bankruptcy obligations	25	(53)
Other operating charges (credits), net	(7)	68
Total mainline operating special items, net	709	1,051
Regional operating special items, net	13	18
Total operating special items, net	$722	$1,069

(1)
Merger integration expenses included costs related to information technology, re-branding of aircraft, airport facilities and uniforms, alignment of labor union contracts, professional fees, severance, relocation and training, and, in 2015, also included share-based compensation related to awards granted in connection with the Merger that fully vested in December 2015.

(2)
Fleet restructuring expenses, driven in part by the Merger, principally included the acceleration of depreciation, impairments, remaining lease payments and lease return costs for aircraft and related equipment grounded or expected to be grounded earlier than planned.

Regional Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,109	$1,230	$(121)	(9.8)
Other	4,900	4,722	178	3.8
Total regional operating expenses	$6,009	$5,952	$57	1.0
Regional operating expenses increased $57 million, or 1.0%, in 2016 as compared to 2015. The year-over-year increase was due in part to a $178 million, or 3.8%, increase in other regional operating expenses. The increase in other regional operating expenses was primarily driven by an increase in capacity. Offsetting this increase was a $121 million, or 9.8%, decrease in fuel costs. The decrease in fuel costs was driven primarily by a 14.5% decline in the average price per gallon of fuel to $1.48 in 2016 from $1.73 in 2015, offset in part by a 5.5% increase in consumption. See Note 1(q) to American’s Consolidated Financial Statements in Part II, Item 8B for further information on regional expenses.

Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$104	$49	$55	nm
Interest expense, net	(906)	(796)	(110)	13.8
Other, net	(59)	(774)	715	(92.4)
Total nonoperating expense, net	$(861)	$(1,521)	$660	(43.4)
American’s short-term investments in each period consisted of highly liquid investments that provided nominal returns. Interest income increased $55 million due to higher interest-bearing related party receivables from American’s parent company, AAG, as well as a 50 basis point increase in average yields in 2016 as compared to 2015.
Interest expense, net increased in 2016 primarily due to higher outstanding debt as a result of aircraft financings associated with American’s fleet renewal program.
In 2016, other nonoperating expense, net primarily included $49 million of net special charges associated with debt refinancings and extinguishments.
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
Income Taxes
American is part of the AAG consolidated income tax return.
In 2016, American recorded an income tax provision of $1.7 billion at an effective rate of approximately 37%, which was substantially non-cash due to American’s utilization of NOLs. Substantially all of American’s income before income taxes was attributable to the United States.
In 2015, American reversed $3.5 billion of the valuation allowance on its deferred tax assets, which resulted in a special non-cash tax benefit recorded in American’s consolidated statement of operations.
See Note 4 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
As of December 31, 2017, AAG had approximately $7.6 billion in total available liquidity and $318 million in restricted cash and short-term investments. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	December 31,		December 31,
	2017	2016	2017	2016
Cash	$295	$322	$287	$310
Short-term investments	4,771	6,037	4,768	6,034
Undrawn revolving credit facilities	2,500	2,425	2,500	2,425
Total available liquidity	$7,566	$8,784	$7,555	$8,769

Share Repurchase Programs
Since July 2014, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of December 31, 2017, $450 million remained unused under a repurchase program that expires on December 31, 2018. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion.
During the year ended December 31, 2017, we repurchased 33.9 million shares of AAG common stock for $1.6 billion at a weighted average cost per share of $45.68. Since the inception of our share repurchase programs in July 2014 through December 31, 2017, we have repurchased 262.3 million shares of AAG common stock for $10.6 billion at a weighted average cost per share of $40.22.
Cash Dividends
Our Board of Directors declared the following cash dividends during 2017:

Period	Per share	For stockholders of record as of	Payable on	Total (millions)
First Quarter	$0.10	February 13, 2017	February 27, 2017	$51
Second Quarter	0.10	May 16, 2017	May 30, 2017	50
Third Quarter	0.10	August 14, 2017	August 28, 2017	49
Fourth Quarter	0.10	November 13, 2017	November 27, 2017	48
Total	$0.40			$198
In January 2018, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record on February 6, 2018, and payable on February 20, 2018.
Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended at any time at our discretion.
Sources and Uses of Cash
AAG
2017 Compared to 2016
Operating Activities
Our net cash provided by operating activities was $4.7 billion and $6.5 billion in 2017 and 2016, respectively, a year-over-year decrease of $1.8 billion. This decrease in operating cash flows from 2017 to 2016 was primarily due to lower profitability in 2017 driven by higher fuel costs and wage rates, which were offset in part by higher revenues.
Investing Activities
Our net cash used in investing activities was $3.6 billion and $5.7 billion in 2017 and 2016, respectively.
Our principal investing activities in 2017 included expenditures of $6.0 billion for property and equipment, including 20 Airbus A321 aircraft, 20 Boeing 737-800 aircraft, 16 Embraer E175 aircraft, 13 Boeing 787 Family aircraft and four Boeing 737-8 MAX aircraft. We also made a $203 million equity investment in China Southern Airlines. These cash outflows were offset in part by $1.3 billion in net sales of short-term investments, $947 million of net proceeds from the sale of property and equipment, primarily representing cash proceeds from aircraft sale-leaseback transactions, and a $319 million decrease in restricted cash and short-term investments.
Our principal investing activities in 2016 included expenditures of $5.7 billion for property and equipment, including 25 Airbus A321 aircraft, 24 Embraer E175 aircraft, 20 Boeing 737-800 aircraft, 18 Bombardier CRJ 900 aircraft, eight Boeing 787 aircraft and two Boeing 777 aircraft.

Financing Activities
Our net cash used in financing activities was $1.1 billion and $894 million in 2017 and 2016, respectively.
Our principal financing activities in 2017 included net proceeds of $3.1 billion from the issuance of debt, including the issuance of $2.0 billion of EETCs and $1.0 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $2.3 billion in debt repayments, $1.6 billion in share repurchases and $198 million in dividend payments.
Our principal financing activities in 2016 included net proceeds of $7.7 billion from the issuance of debt, including the issuance of $2.8 billion of EETCs, $2.3 billion provided under the April 2016 and December 2016 Term Loan Facilities and $1.8 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $4.5 billion in share repurchases, $3.8 billion in debt repayments, including the repayment of $588 million and $970 million in remaining principal of the 2013 Citicorp Credit Facility Tranche B-2 and Tranche B-1 term loans, respectively, and $224 million in dividend payments.
2016 Compared to 2015
Operating Activities
Our net cash provided by operating activities was $6.5 billion and $6.2 billion in 2016 and 2015, respectively. While AAG’s profitability was lower in 2016 as compared to 2015, cash provided by operating activities increased $275 million driven by certain payments received related to our co-branded credit card agreements that became effective in the third quarter of 2016.
Investing Activities
Our net cash used in investing activities was $5.7 billion and $5.6 billion in 2016 and 2015, respectively.
Our principal investing activities in 2016 included expenditures of $5.7 billion for property and equipment, including 25 Airbus A321 aircraft, 24 Embraer E175 aircraft, 20 Boeing 737-800 aircraft, 18 Bombardier CRJ 900 aircraft, eight Boeing 787 aircraft and two Boeing 777 aircraft.
Our principal investing activities in 2015 included expenditures of $6.2 billion for property and equipment, including 38 Airbus A320 family aircraft, 24 Embraer E175 aircraft, 20 Bombardier CRJ 900 aircraft, 17 Boeing 737-800 aircraft, 13 Boeing 787 aircraft and two Boeing 777 aircraft and the purchase of five Boeing 757 aircraft previously being leased. These cash outflows were offset in part by $391 million in net sales of short-term investments.
Financing Activities
Our net cash used in financing activities was $894 million and $1.3 billion in 2016 and 2015, respectively.
Our principal financing activities in 2016 included net proceeds of $7.7 billion from the issuance of debt, including the issuance of $2.8 billion of EETCs, $2.3 billion provided under the April 2016 and December 2016 Term Loan Facilities and $1.8 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $4.5 billion in share repurchases, $3.8 billion in debt repayments, including the repayment of $588 million and $970 million in remaining principal of the 2013 Citicorp Credit Facility Tranche B-2 and Tranche B-1 term loans, respectively, and $224 million in dividend payments.
Our principal financing activities in 2015 included net proceeds of $5.0 billion from the issuance of debt, including the issuance of $2.3 billion of EETCs, $500 million of 4.625% senior notes and $1.9 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $3.8 billion in share repurchases, $2.2 billion in debt repayments, including the $400 million repayment of the AAdvantage loan with Citibank, and $278 million in dividend payments.

American
2017 Compared to 2016
Operating Activities
American’s net cash provided by operating activities was $2.9 billion and $1.8 billion in 2017 and 2016, respectively, a year-over-year increase of $1.1 billion. AAG has the ability to move funds freely between its subsidiaries to support its cash requirements. The increase in operating cash flows from 2017 to 2016 was primarily due to a decrease in intercompany cash transfers from American to AAG. This increase in operating cash flows was offset in part by lower profitability in 2017 driven by higher fuel costs and wage rates, which were offset in part by higher revenues.
Investing Activities
American’s net cash used in investing activities was $3.6 billion and $5.6 billion in 2017 and 2016, respectively.
American’s principal investing activities in 2017 included expenditures of $5.9 billion for property and equipment, including 20 Airbus A321 aircraft, 20 Boeing 737-800 aircraft, 16 Embraer E175 aircraft, 13 Boeing 787 Family aircraft and four Boeing 737-8 MAX aircraft. American also made a $203 million equity investment in China Southern Airlines. These cash outflows were offset in part by $1.3 billion in net sales of short-term investments, $922 million of net proceeds from the sale of property and equipment, primarily representing cash proceeds from aircraft sale-leaseback transactions, and a $319 million decrease in restricted cash and short-term investments.
American’s principal investing activities in 2016 included expenditures of $5.7 billion for property and equipment, including 25 Airbus A321 aircraft, 24 Embraer E175 aircraft, 20 Boeing 737-800 aircraft, 18 Bombardier CRJ 900 aircraft, eight Boeing 787 aircraft and two Boeing 777 aircraft.
Financing Activities
American’s net cash provided by financing activities was $668 million and $3.8 billion in 2017 and 2016, respectively.
American’s principal financing activities in 2017 included net proceeds of $3.1 billion from the issuance of debt, including the issuance of $2.0 billion of EETCs and $1.0 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $2.3 billion in debt repayments.
American’s principal financing activities in 2016 included net proceeds of $7.7 billion from the issuance of debt, including the issuance of $2.8 billion of EETCs, $2.3 billion provided under the April 2016 and December 2016 Term Loan Facilities and $1.8 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $3.8 billion in debt repayments, including the repayment of $588 million and $970 million in remaining principal of the 2013 Citicorp Credit Facility Tranche B-2 and Tranche B-1 term loans, respectively.
2016 Compared to 2015
Operating Activities
American’s net cash provided by operating activities was $1.8 billion and $2.6 billion in 2016 and 2015, respectively, a year-over-year decrease of $837 million. AAG has the ability to move funds freely between its subsidiaries to support its cash requirements. The decline in American’s operating cash flows from 2016 to 2015 was primarily due to intercompany transfers of cash from American to AAG in order to fund higher share repurchases in 2016. Additionally, in 2015, American’s operating cash flows included the proceeds from the $500 million issuance of AAG’s 4.625% senior notes, which also contributed to the year-over-year decline in operating cash flows. These declines were offset in part by certain payments received related to American’s co-branded credit card agreements that became effective in the third quarter of 2016.
Investing Activities
American’s net cash used in investing activities was $5.6 billion in each of 2016 and 2015.
American’s principal investing activities in 2016 included expenditures of $5.7 billion for property and equipment, including 25 Airbus A321 aircraft, 24 Embraer E175 aircraft, 20 Boeing 737-800 aircraft, 18 Bombardier CRJ 900 aircraft, eight Boeing 787 aircraft and two Boeing 777 aircraft.
American’s principal investing activities in 2015 included expenditures of $6.1 billion for property and equipment, including 38 Airbus A320 family aircraft, 24 Embraer E175 aircraft, 20 Bombardier CRJ 900 aircraft, 17 Boeing 737-800 aircraft, 13

Boeing 787 aircraft and two Boeing 777 aircraft and the purchase of five Boeing 757 aircraft previously being leased. These cash outflows were offset in part by $391 million in net sales of short-term investments.
Financing Activities
American’s net cash provided by financing activities was $3.8 billion and $2.4 billion in 2016 and 2015, respectively.
American’s principal financing activities in 2016 included net proceeds of $7.7 billion from the issuance of debt, including the issuance of $2.8 billion of EETCs, $2.3 billion provided under the April 2016 and December 2016 Term Loan Facilities and $1.8 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $3.8 billion in debt repayments, including the repayment of $588 million and $970 million in remaining principal of the 2013 Citicorp Credit Facility Tranche B-2 and Tranche B-1 term loans, respectively.
American’s principal financing activities in 2015 included net proceeds of $4.5 billion from the issuance of debt, including the issuance of $2.3 billion of EETCs and $1.9 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $2.2 billion in debt repayments, including the $400 million repayment of the AAdvantage loan with Citibank.
Collateral-Related Covenants
Certain of our debt financing agreements contain loan to value ratio covenants and require us to appraise the related collateral annually. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part. As of December 31, 2017, we were in compliance with the collateral coverage tests for the 2013 Credit Facilities, the 2014 Credit Facilities, the April 2016 Credit Facilities and the December 2016 Credit Facilities as of the most recent measurement dates. For further information regarding our collateral-related covenants, see Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 3 to American’s Consolidated Financial Statements in Part II, Item 8B.
Credit Ratings
The following table details AAG and American’s credit ratings as of December 31, 2017:

Current Rating
S&P Local Issuer Credit Rating	BB-
Fitch Issuer Default Credit Rating	BB-
Moody’s Corporate Family Rating (1)	Ba3

(1)	This rating is for AAG only. The credit agency does not rate this category for American.
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

	AAG	American
Long-term debt and debt covenants	Note 5	Note 3
Employee benefit plans	Note 9	Note 7
Commitments, contingencies and guarantees	Note 11	Note 9

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
Pass-Through Trusts
We have financed certain aircraft and engines with EETCs, issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft scheduled to be delivered or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2017, $11.9 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities. American generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates American to absorb decreases in value or entitles American to participate in increases in the value of the aircraft. American does not provide residual value guarantees to the bondholders or equity participants in the trusts. Some leases have a fair market value or a fixed price purchase option that allows American to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, American does not participate in any increases in the value of the aircraft. American concluded it is not the primary beneficiary under these arrangements. Therefore, American accounts for the majority of its EETC leveraged lease financings as operating leases. American’s total future obligations to the trusts of each of the relevant EETCs under these leveraged lease financings are $572 million as of December 31, 2017.
Letters of Credit and Other
We provide financial assurance, such as letters of credit, surety bonds or restricted cash and investments, to primarily support projected workers’ compensation obligations and airport commitments. As of December 31, 2017, we had $448 million of letters of credit and surety bonds securing various obligations, of which $88 million is collateralized with our restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2022.

Contractual Obligations
The following table provides details of our future cash contractual obligations as of December 31, 2017. The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	2018	2019	2020	2021	2022	2023 and Thereafter	Total
American (a)
Debt and capital lease obligations (b) (d) (See Note 3)	$2,098	$2,118	$3,563	$2,854	$1,286	$11,602	$23,521
Interest obligations (c) (d)	966	904	788	658	535	1,409	5,260
Aircraft and engine purchase commitments (e) (See Note 9)	1,826	2,730	2,730	2,858	2,138	1,482	13,764
Operating lease commitments (f) (See Note 9)	2,178	1,966	1,776	1,331	1,155	3,253	11,659
Regional capacity purchase agreements (g) (See Note 9)	1,457	1,311	1,063	866	699	2,073	7,469
Minimum pension obligations (h) (See Note 7)	464	890	484	495	581	1,476	4,390
Retiree medical and other postretirement benefits (See Note 7)	96	92	80	75	70	314	727
Other purchase obligations (i) (See Note 9)	2,036	1,405	894	956	9	2	5,302
Total American Contractual Obligations	$11,121	$11,416	$11,378	$10,093	$6,473	$21,611	$72,092

AAG Parent and Other AAG Subsidiaries (a)
Debt and capital lease obligations (b) (See Note 5)	$500	$750	$506	$2	$2	$20	$1,780
Interest obligations (c)	82	67	14	2	2	6	173
Minimum pension obligations (h) (See Note 9)	3	4	3	3	4	15	32
Operating lease commitments	17	8	8	8	4	13	58
Total AAG Contractual Obligations	$11,723	$12,245	$11,909	$10,108	$6,485	$21,665	$74,135

(a)	For additional information, see the Notes to AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B referenced in the table above.

(b)	Amounts represent contractual amounts due. Excludes $227 million and $236 million of unamortized debt discount, premium and issuance costs as of December 31, 2017 for American and AAG, respectively.

(c)	For variable-rate debt, future interest obligations are estimated using the current forward rates at December 31, 2017.

(d)
Includes $11.9 billion of future principal payments and $2.7 billion of future interest payments, respectively, as of December 31, 2017, related to EETCs associated with mortgage financings for the purchase of certain aircraft.

(e)	See Part I, Item 2. Properties – “Aircraft and Engine Purchase Commitments” for additional information about the firm commitment aircraft delivery schedule.

(f)	Includes $572 million of future minimum lease payments related to EETC leveraged lease financings of certain aircraft as of December 31, 2017.

(g)
Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(h)
Includes minimum pension contributions based on actuarially determined estimates and is based on estimated payments through 2027. The total expected pension contribution of $467 million in 2018 assumes a supplemental contribution of $425 million in addition to the $42 million minimum required contribution.

(i)	Includes purchase commitments for jet fuel, facility construction projects and information technology support.
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
Our Board of Directors has from time to time authorized programs to repurchase shares of our common stock, one of which is currently in effect, and may authorize additional share repurchase programs in the future.
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
Passenger Revenue
Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns. Our air traffic liability was $4.0 billion and $3.9 billion as of December 31, 2017 and 2016, respectively.
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
Through December 31, 2017, we used the incremental cost method to account for the portion of our loyalty program liability incurred when AAdvantage members earn mileage credits by flying on American, any oneworld airline or other partner airlines. We have an obligation to provide future travel when these mileage credits are redeemed and therefore have recorded a liability for mileage credits outstanding.
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
As of December 31, 2017 and 2016, the liability for outstanding mileage credits accounted for under the incremental cost method was $677 million and $669 million, respectively, and is included on the consolidated balance sheets within loyalty program liability.
A change to certain estimates used in the calculation of incremental cost could have a material impact on the liability. A one percentage point increase or decrease in the percentage of travel awards redeemed on partner airlines would have an approximate $38 million impact on the liability as of December 31, 2017. A 10% increase or decrease in the assumed price per gallon of fuel would have an approximate $11 million impact on the liability as of December 31, 2017.
We also sell loyalty program mileage credits to participating airline partners and non-airline business partners, such as the Citi and Barclaycard US co-branded credit cards. Sales of mileage credits to non-airline business partners is comprised of two components, transportation and marketing. We account for mileage sales under our agreements with non-airline business partners in accordance with Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) –Multiple-Deliverable Revenue Arrangements.” In accordance with ASU 2009-13, we allocate the consideration received from the sale of mileage credits based on the relative selling price of each product or service delivered.
As a result of our co-branded credit card program agreements with Citi and Barclaycard US that we entered into in 2016, we identified the following revenue elements in these co-branded credit card agreements: the transportation component; and the use of the American brand including access to loyalty program member lists, advertising and other travel related benefits (collectively, the marketing component).
The transportation component represents the estimated selling price of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and is amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel. As of December 31, 2017 and 2016, we had $2.1 billion in deferred revenue from the sale of mileage credits recorded within loyalty program liability on our consolidated balance sheets.
A change to certain estimates used in the allocation of consideration received from the sale of mileage credits could have a material impact on the liability. A 10% increase or decrease in the relative selling price of the transportation component would have an approximate $87 million impact on the liability as of December 31, 2017.

The services under the marketing component are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale. For the years ended December 31, 2017, 2016 and 2015, the marketing component of mileage sales and other marketing related payments included in other revenues was approximately $2.2 billion, $1.9 billion and $1.7 billion, respectively.
Effective January 1, 2018, we are adopting ASU 2014-09: Revenue from Contracts with Customers (Topic 606). See Recent Accounting Pronouncements below for further discussion.
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
We assess impairment on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of the assets and the net book value of the assets exceeds their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Estimates of fair value represent management’s best estimate based on appraisals, industry trends and reference to market rates and transactions.
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
Goodwill and indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. Under the qualitative approach, we analyze the following factors, among others, to determine if events and circumstances have affected the fair value of goodwill and indefinite-lived intangible assets: (1) negative trends in our market capitalization, (2) an increase in fuel prices, (3) declining per mile passenger yields, (4) lower passenger demand as a result of a weakened U.S. and global economy and (5) changes to the regulatory environment.
Based upon our annual assessment, there were no impairments of our goodwill and indefinite-lived assets in 2017.

Pensions and Retiree Medical and Other Postretirement Benefits
We recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension and retiree medical and other postretirement benefits plans in the consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive income (loss).
Our pension and retiree medical and other postretirement benefits costs and liabilities are calculated using various actuarial assumptions and methodologies. We use certain assumptions including, but not limited to, the selection of the: (1) discount rate; (2) expected return on plan assets; (3) expected health care cost trend rate and (4) the estimated age of pilot retirement (as discussed below). These assumptions as of December 31 were:

	2017	2016
Pension weighted average discount rate (1)	3.80%	4.30%
Retiree medical and other postretirement benefits weighted average discount rate (1)	3.60%	4.10%
Expected rate of return on plan assets (2)	8.00%	8.00%
Weighted average health care cost trend rate assumed for next year (3):
Initial	4.19%	4.25%
Ultimate (2025)	3.76%	3.77%
Pilot Retirement Age	62	62

(1)
When establishing our discount rate to measure our obligations, we match high quality corporate bonds available in the marketplace whose cash flows approximate our projected benefit disbursements. Lowering the discount rate by 50 basis points as of December 31, 2017 would increase our pension and retiree medical and other postretirement benefits obligations by approximately $1.3 billion and $46 million, respectively, and increase both estimated 2018 pension expense and estimated 2018 retiree medical and other postretirement benefits expense by less than $1 million.

(2)
The expected rate of return on plan assets is based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions and our target asset allocation of 30% U.S. stocks, 22% developed international stocks, 20% long duration corporate and U.S. government/agency bonds, 20% alternative (private) investments and 8% emerging market stocks. The expected rate of return on plan assets component of our net periodic benefit cost is calculated based on the fair value of plan assets and our target asset allocation. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2017 would increase estimated 2018 pension expense and retiree medical and other postretirement benefits expense by approximately $57 million and $1 million, respectively.

(3)
The assumed health care cost trend rate is based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2018 retiree medical and other postretirement benefits expense by $5 million.

During 2017, we reviewed and revised certain economic and demographic assumptions including the pension and retiree medical and other postretirement benefits discount rates and health care cost and trend rates. The net effect of changing these assumptions for the pension plans resulted in an increase of $1.2 billion in the projected benefit obligation at December 31, 2017. The net effect of changing these assumptions for retiree medical and other postretirement benefits plans resulted in an increase of $45 million in the projected benefit obligation at December 31, 2017. We also revised our mortality assumptions to incorporate the new mortality improvement scale issued by the Society of Actuaries. This resulted in a decrease in the projected benefit obligations of our pension and retiree medical and other postretirement benefits plans of $114 million and $8 million, respectively.
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
We provide a valuation allowance for our deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the level and volatility of fuel prices and travel demand.
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
Recent Accounting Pronouncements
Standards Effective for 2018 Reporting Periods
Effective January 1, 2018, we are adopting the accounting pronouncements described below. The adoption and related required disclosures will be reported in our first quarter 2018 Quarterly Report on Form 10-Q.
ASU 2014-09: Revenue from Contracts with Customers (Topic 606) (the New Revenue Standard)
The New Revenue Standard applies to all companies that enter into contracts with customers to transfer goods or services. We are adopting the New Revenue Standard using the full retrospective method, which results in the recast of each prior reporting period presented.
The adoption of the New Revenue Standard will impact our accounting for outstanding mileage credits earned through travel by AAdvantage loyalty program members. There is no change in accounting for sales of mileage credits to co-branded card or other partners as those are currently reported in accordance with the New Revenue Standard. Through December 31, 2017, we used the incremental cost method to account for the portion of our loyalty program liability related to mileage credits earned through travel, which were valued based on the estimated incremental cost of carrying one additional passenger (see Loyalty Program above). The New Revenue Standard requires us to change our policy to the deferred revenue method and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned is deferred and recognized in passenger revenue upon future mileage redemption. The value of the earned mileage credits is materially greater under the deferred revenue method than the value attributed to these mileage credits under the incremental cost method.
The New Revenue Standard will also require certain reclassifications, principally the reclassification of certain ancillary revenues previously classified and reported as other revenue to passenger revenue and as applicable to cargo revenue. Additionally, the New Revenue Standard requires a gross presentation on the face of our statement of operations for certain revenues and expenses that had previously been presented on a net basis.
See recast 2017 statement of operations and balance sheet data presented below for the expected effects of adoption.
ASU 2017-07: Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the New Retirement Standard)
The New Retirement Standard requires all components of our net periodic benefit cost (income), with the exception of service cost, previously reported within operating expenses as salaries, wages and benefits, to be reclassified and reported within nonoperating income (expense). The New Retirement Standard is required to be applied retrospectively, which results in the recast of each prior reporting period presented. The adoption of the New Retirement Standard has no impact on pre-tax income or net income reported. See recast 2017 statement of operations data presented below for the expected effects of adoption.

ASU 2016-01: Financial Instruments - Overall (Subtopic 825-10)
This ASU makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. This standard is applied prospectively as of the beginning of the year of adoption. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash
This ASU requires that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents and also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard is required to be applied retrospectively, which results in the recast of each prior reporting period statement of cash flows presented. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
Impacts to 2017 Results
The expected effects of adoption of the New Revenue Standard and New Retirement Standard to our statement of operations for the twelve months ended December 31, 2017 are as follows:

		New Revenue Standard		New Retirement Standard
	As Reported	Deferred Revenue Method	Reclassifications	Reclassifications	As Recast
Operating revenues:
Passenger	$36,133	$311	$2,687	$—	$39,131
Cargo	800	—	90	—	890
Other	5,274	—	(2,673)	—	2,601
Total operating revenues	42,207	311	104	—	42,622
Total operating expenses	38,149	—	104	138	38,391
Operating income	4,058	311	—	(138)	4,231
Total nonoperating expense, net	(974)	—	—	138	(836)
Income before income taxes	3,084	311	—	—	3,395
Income tax provision (1)	1,165	948	—	—	2,113
Net income	$1,919	$(637)	$—	$—	$1,282
Diluted earnings per common share	$3.90				$2.61

(1)
The adjustment to the 2017 income tax provision includes an $830 million special charge to reduce our deferred tax asset associated with loyalty program liabilities as a result of the 2017 Tax Act enacted in December 2017 that reduced the federal corporate income tax rate from 35% to 21%.

The expected effects of adoption of the New Revenue Standard to our December 31, 2017 balance sheet are as follows:

	As Reported	New Revenue Standard	As Recast
Deferred tax asset	$427	$1,389	$1,816
Air traffic liability	3,978	64	4,042
Current loyalty program liability	2,791	384	3,175
Noncurrent loyalty program liability	—	5,647	5,647
Total stockholders’ equity (deficit)	3,926	(4,706)	(780)

Standards Effective for 2019 Reporting Periods
ASU 2016-02: Leases (Topic 842) (the New Lease Standard)
The New Lease Standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the New Revenue Standard. The New Lease Standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect we will adopt the New Lease Standard effective January 1, 2019. Entities are required to adopt the New Lease Standard using a modified retrospective approach, which results in the recast of each prior reporting period presented, for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. We are currently evaluating how the adoption of the New Lease Standard will impact our consolidated financial statements. Interpretations are on-going and could have a material impact on our implementation. Currently, we expect that the adoption of the New Lease Standard will have a material impact on our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.
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
Aircraft Fuel
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Because of the amount of fuel needed to operate our airlines, even a relatively small increase or decrease in the price of fuel can have a material effect on our costs and liquidity. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $0.80 per gallon to a high of approximately $2.00 per gallon during the period from January 1, 2015 to December 31, 2017.
As of December 31, 2017, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Based on our 2018 forecasted mainline and regional fuel consumption, we estimate that a one cent per gallon increase in aviation fuel price would increase our 2018 annual fuel expense by $45 million.
Foreign Currency
We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposure comes from the British pound, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. We do not currently have a foreign currency hedge program. A uniform 10% strengthening in the value of the U.S. dollar from 2017 levels relative to each of the currencies in which we have foreign currency exposure would have resulted in a decrease in operating income of approximately $203 million for the year ended December 31, 2017.
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

Interest
Our earnings and cash flow are also affected by changes in interest rates due to the impact those changes have on our interest expense from variable rate debt instruments and our interest income from short-term investments.
Our largest exposure with respect to variable rate debt comes from changes in LIBOR. We had variable rate debt instruments representing approximately 40% of our total long-term debt at December 31, 2017. We currently do not have an interest rate hedge program. If annual interest rates increase 100 basis points, based on our December 31, 2017 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $95 million and annual interest income on short-term investments would increase by approximately $51 million. Additionally, the fair value of fixed-rate debt would have decreased by approximately $691 million for AAG and $664 million for American.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES GROUP INC.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Airlines Group Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Airlines Group Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/    KPMG LLP

We have served as the Company’s auditor since 2014.
Dallas, Texas
February 21, 2018

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating revenues:
Mainline passenger	$29,238	$27,909	$29,037
Regional passenger	6,895	6,670	6,475
Cargo	800	700	760
Other	5,274	4,901	4,718
Total operating revenues	42,207	40,180	40,990
Operating expenses:
Aircraft fuel and related taxes	6,128	5,071	6,226
Salaries, wages and benefits	11,816	10,890	9,524
Regional expenses	6,546	6,044	5,983
Maintenance, materials and repairs	1,959	1,834	1,889
Other rent and landing fees	1,806	1,772	1,731
Aircraft rent	1,197	1,203	1,250
Selling expenses	1,477	1,323	1,394
Depreciation and amortization	1,702	1,525	1,364
Special items, net	712	709	1,051
Other	4,806	4,525	4,374
Total operating expenses	38,149	34,896	34,786
Operating income	4,058	5,284	6,204
Nonoperating income (expense):
Interest income	94	63	39
Interest expense, net	(1,053)	(991)	(880)
Other, net	(15)	(57)	(747)
Total nonoperating expense, net	(974)	(985)	(1,588)
Income before income taxes	3,084	4,299	4,616
Income tax provision (benefit)	1,165	1,623	(2,994)
Net income	$1,919	$2,676	$7,610

Earnings per common share:
Basic	$3.92	$4.85	$11.39
Diluted	$3.90	$4.81	$11.07
Weighted average shares outstanding (in thousands):
Basic	489,164	552,308	668,393
Diluted	491,692	556,099	687,355
Cash dividends declared per common share	$0.40	$0.40	$0.40
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$1,919	$2,676	$7,610
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits:
Amortization of actuarial loss and prior service cost	(55)	(65)	(108)
Current year change	(15)	(293)	(51)
Investments and derivative financial instruments	(1)	7	(14)
Total other comprehensive loss, net of tax	(71)	(351)	(173)
Total comprehensive income	$1,848	$2,325	$7,437
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	December 31,
	2017	2016
ASSETS
Current assets
Cash	$295	$322
Short-term investments	4,771	6,037
Restricted cash and short-term investments	318	638
Accounts receivable, net	1,752	1,594
Aircraft fuel, spare parts and supplies, net	1,359	1,094
Prepaid expenses and other	651	639
Total current assets	9,146	10,324
Operating property and equipment
Flight equipment	40,318	37,028
Ground property and equipment	8,267	7,116
Equipment purchase deposits	1,217	1,209
Total property and equipment, at cost	49,802	45,353
Less accumulated depreciation and amortization	(15,646)	(14,194)
Total property and equipment, net	34,156	31,159
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $622 and $578, respectively	2,203	2,173
Deferred tax asset	427	1,498
Other assets	1,373	2,029
Total other assets	8,094	9,791
Total assets	$51,396	$51,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$2,554	$1,855
Accounts payable	1,688	1,592
Accrued salaries and wages	1,672	1,516
Air traffic liability	3,978	3,912
Loyalty program liability	2,791	2,789
Other accrued liabilities	2,281	2,208
Total current liabilities	14,964	13,872
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	22,511	22,489
Pension and postretirement benefits	7,497	7,842
Other liabilities	2,498	3,286
Total noncurrent liabilities	32,506	33,617
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 475,507,887 shares issued and outstanding at December 31, 2017; 507,294,153 shares issued and outstanding at December 31, 2016	5	5
Additional paid-in capital	5,714	7,223
Accumulated other comprehensive loss	(5,154)	(5,083)
Retained earnings	3,361	1,640
Total stockholders’ equity	3,926	3,785
Total liabilities and stockholders’ equity	$51,396	$51,274
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$1,919	$2,676	$7,610
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,017	1,818	1,609
Deferred income tax provision (benefit)	1,141	1,611	(3,014)
Debt discount and lease amortization	(114)	(119)	(122)
Special items, non-cash	272	270	273
Pension and postretirement	(132)	(68)	(193)
Share-based compensation	90	100	284
Other, net	(39)	(18)	(12)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(190)	(160)	352
Increase in other assets	(433)	(184)	(27)
Increase in accounts payable and accrued liabilities	299	307	173
Increase (decrease) in air traffic liability	66	164	(505)
Increase (decrease) in loyalty program liability	2	264	(295)
Contributions to pension plans	(286)	(32)	(6)
Increase (decrease) in other liabilities	132	(105)	122
Net cash provided by operating activities	4,744	6,524	6,249
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(5,971)	(5,731)	(6,151)
Proceeds from sale of property and equipment and sale-leaseback transactions	947	125	35
Purchases of short-term investments	(4,633)	(6,241)	(8,126)
Sales of short-term investments	5,915	6,092	8,517
Decrease in restricted cash and short-term investments	319	57	79
Purchase of equity investment	(203)	—	—
Proceeds from sale of an investment	—	—	52
Net cash used in investing activities	(3,626)	(5,698)	(5,594)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,058	7,701	5,009
Payments on long-term debt and capital leases	(2,332)	(3,827)	(2,153)
Deferred financing costs	(85)	(77)	(87)
Treasury stock repurchases	(1,615)	(4,500)	(3,846)
Dividend payments	(198)	(224)	(278)
Other financing activities	27	33	96
Net cash used in financing activities	(1,145)	(894)	(1,259)
Net decrease in cash	(27)	(68)	(604)
Cash at beginning of year	322	390	994
Cash at end of year	$295	$322	$390
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balance at December 31, 2014	$7	$15,135	$(4,559)	$(8,562)	$2,021
Net income	—	—	—	7,610	7,610
Changes in pension, retiree medical and other postretirement benefits liability	—	—	(159)	—	(159)
Net changes in fair value of derivative financial instruments	—	—	(9)	—	(9)
Cash tax withholding on shares issued	—	(306)	—	—	(306)
Purchase and retirement of 85,141,691 shares of AAG common stock	(1)	(3,585)	—	—	(3,586)
Dividends declared on common stock ($0.40 per share)	—	—	—	(278)	(278)
Issuance of 12,289,537 shares of common stock pursuant to employee stock plans	—	—	—	—	—
Settlement of single-dip unsecured claims held in distributed claims reserve	—	63	—	—	63
Share-based compensation expense	—	284	—	—	284
Change in unrealized loss on investments	—	—	(5)	—	(5)
Balance at December 31, 2015	6	11,591	(4,732)	(1,230)	5,635
Net income	—	—	—	2,676	2,676
Changes in pension, retiree medical and other postretirement benefits liability	—	—	(564)	—	(564)
Non-cash tax benefit	—	—	203	—	203
Cash tax withholding on shares issued	—	(56)	—	—	(56)
Purchase and retirement of 119,823,621 shares of AAG common stock	(1)	(4,415)	—	—	(4,416)
Dividends declared on common stock ($0.40 per share)	—	—	—	(224)	(224)
Issuance of 2,506,067 shares of common stock pursuant to employee stock plans	—	—	—	—	—
Settlement of single-dip unsecured claims held in distributed claims reserve	—	3	—	—	3
Share-based compensation expense	—	100	—	—	100
Impact of adoption of Accounting Standards Update (ASU) 2016-09 related to share-based compensation (See Note 14)	—	—	—	418	418
Change in unrealized loss on investments	—	—	10	—	10
Balance at December 31, 2016	5	7,223	(5,083)	1,640	3,785
Net income	—	—	—	1,919	1,919
Changes in pension, retiree medical and other postretirement benefits liability	—	—	(117)	—	(117)
Non-cash tax benefit	—	—	47	—	47
Cash tax withholding on shares issued	—	(51)	—	—	(51)
Purchase and retirement of 33,953,127 shares of AAG common stock	—	(1,563)	—	—	(1,563)
Dividends declared on common stock ($0.40 per share)	—	—	—	(198)	(198)
Issuance of 2,166,861 shares of common stock pursuant to employee stock plans	—	—	—	—	—
Settlement of single-dip unsecured claims held in distributed claims reserve	—	15	—	—	15
Share-based compensation expense	—	90	—	—	90
Change in unrealized loss on investments	—	—	(1)	—	(1)
Balance at December 31, 2017	$5	$5,714	$(5,154)	$3,361	$3,926
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
1.  Basis of Presentation and Summary of Significant Accounting Policies
(a) Basis of Presentation
American Airlines Group Inc. (we, us, our and similar terms, or AAG), a Delaware corporation, is a holding company whose primary business activity is the operation of a major network air carrier, providing scheduled air transportation for passengers and cargo through its mainline operating subsidiary, American Airlines, Inc. (American) and its wholly-owned regional airline subsidiaries, Envoy Aviation Group Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA) that operate under the brand American Eagle. On December 9, 2013, a subsidiary of AMR Corporation (AMR) merged with and into US Airways Group, Inc. (US Airways Group), a Delaware corporation, which survived as a wholly-owned subsidiary of AAG, and AAG emerged from Chapter 11 (the Merger). Upon closing of the Merger and emergence from Chapter 11, AMR changed its name to American Airlines Group Inc. On December 30, 2015, in order to simplify AAG’s internal corporate structure, US Airways Group merged with and into AAG, with AAG as the surviving corporation. Immediately thereafter, US Airways, Inc. (US Airways), a wholly-owned subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. All significant intercompany transactions have been eliminated.
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
(b) Short-term Investments
Short-term investments are classified as available-for-sale and stated at fair value. Realized gains and losses are recorded in nonoperating expense on the consolidated statement of operations. Unrealized gains and losses are recorded in accumulated other comprehensive loss on the consolidated balance sheets.
(c) Restricted Cash and Short-term Investments
We have restricted cash and short-term investments related primarily to collateral held to support workers’ compensation obligations.
(d) Aircraft Fuel, Spare Parts and Supplies, Net
Aircraft fuel is recorded on a first-in, first-out basis. Spare parts and supplies are recorded at average costs less an allowance for obsolescence. These items are expensed when used.
(e) Operating Property and Equipment
Operating property and equipment is recorded at cost and depreciated or amortized to residual values over the asset’s estimated useful life or the lease term, whichever is less, using the straight-line method. Residual values for aircraft, engines and related rotable parts are generally 5% to 10% of original cost. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated or amortized over the estimated useful life of the asset or the lease term, whichever is less. The estimated useful lives for the principal property and equipment classifications are as follows:

Principal Property and Equipment Classification	Estimated Useful Life
Aircraft, engines and related rotable parts	20 – 30 years
Buildings and improvements	5 – 30 years
Furniture, fixtures and other equipment	3 – 10 years
Capitalized software	5 – 10 years
We assess impairment on operating property and equipment when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

to be generated by the assets are less than the carrying amount of the assets and the net book value of the assets exceeds their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.
Total depreciation and amortization expense was $2.2 billion, $1.9 billion and $1.7 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
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
We provide a valuation allowance for our deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the level and volatility of fuel prices and travel demand.
(g) Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but assessed for impairment annually on October 1st or more frequently if events or circumstances indicate that goodwill may be impaired. We have one consolidated reporting unit.
Goodwill is assessed for impairment by initially performing a qualitative assessment and, if necessary, then comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. Based upon our annual assessment, there was no goodwill impairment in 2017. The carrying value of the goodwill on our consolidated balance sheets was $4.1 billion as of December 31, 2017 and 2016.
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
The following table provides information relating to our amortizable intangible assets as of December 31, 2017 and 2016 (in millions):

	December 31,
	2017	2016
Domestic airport slots	$365	$365
Customer relationships	300	300
Marketing agreements	105	105
Tradenames	35	35
Airport gate leasehold rights	137	137
Accumulated amortization	(622)	(578)
Total	$320	$364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Certain domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. The customer relationships and marketing agreements were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately nine years and 30 years, respectively. Tradenames are fully amortized.
We recorded amortization expense related to these intangible assets of $44 million, $76 million and $55 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to record annual amortization expense for these intangible assets as follows (in millions):

2018	$41
2019	41
2020	41
2021	41
2022	41
2023 and thereafter	115
Total	$320
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets include certain domestic airport slots at our hubs and international slots and route authorities. Indefinite-lived intangible assets are not amortized but instead are assessed for impairment annually on October 1st or more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2017 and 2016, we had $1.9 billion and $1.8 billion, respectively, of indefinite-lived intangible assets on our consolidated balance sheets.
Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment to determine whether we believe it is more likely than not that an asset has been impaired. If we believe impairment has occurred, we then evaluate for impairment by comparing the estimated fair value of assets to the carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. Based upon our annual assessment, there was no indefinite-lived intangible asset impairment in 2017.
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
Through December 31, 2017, we used the incremental cost method to account for the portion of our loyalty program liability incurred when AAdvantage members earn mileage credits by flying on American, any oneworld airline or other partner airlines. We have an obligation to provide future travel when these mileage credits are redeemed and therefore have recorded a liability for mileage credits outstanding.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

As of December 31, 2017 and 2016, the liability for outstanding mileage credits accounted for under the incremental cost method was $677 million and $669 million, respectively, and is included on the consolidated balance sheets within loyalty program liability.
We also sell loyalty program mileage credits to participating airline partners and non-airline business partners, such as the Citi and Barclaycard US co-branded credit cards. Sales of mileage credits to non-airline business partners is comprised of two components, transportation and marketing. We account for mileage sales under our agreements with non-airline business partners in accordance with ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” In accordance with ASU 2009-13, we allocate the consideration received from the sale of mileage credits based on the relative selling price of each product or service delivered.
As a result of our co-branded credit card program agreements with Citi and Barclaycard US that we entered into in 2016, we identified the following revenue elements in these co-branded credit card agreements: the transportation component; and the use of the American brand including access to loyalty program member lists, advertising and other travel related benefits (collectively, the marketing component).
The transportation component represents the estimated selling price of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and is amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel. As of December 31, 2017 and 2016, we had $2.1 billion in deferred revenue from the sale of mileage credits recorded within loyalty program liability on our consolidated balance sheets.
The services under the marketing component are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale. For the years ended December 31, 2017, 2016 and 2015, the marketing component of mileage sales and other marketing related payments included in other revenues was approximately $2.2 billion, $1.9 billion and $1.7 billion, respectively.
Effective January 1, 2018, we are adopting ASU 2014-09: Revenue from Contracts with Customers (Topic 606). See Recent Accounting Pronouncements in Note 1(r) below for further discussion.
(j) Revenue
Passenger Revenue
Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns. Our air traffic liability was $4.0 billion and $3.9 billion as of December 31, 2017 and 2016, respectively.
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
Regional carriers provide scheduled air transportation under the brand name American Eagle. We classify revenues generated from transportation on these carriers as regional passenger revenues. Liabilities related to tickets sold by us for travel on these air carriers is also included in our air traffic liability and are subsequently recognized as revenue in the same manner as described above.

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
Effective January 1, 2018, we are adopting ASU 2014-09: Revenue from Contracts with Customers (Topic 606). See Recent Accounting Pronouncements in Note 1(r) below for further discussion.
(k) Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.
(l) Selling Expenses
Selling expenses include credit card fees, commissions, computerized reservations systems fees and advertising. Advertising costs are expensed as incurred. Advertising expense was $135 million, $116 million and $110 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(m) Share-based Compensation
We account for our share-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. Certain awards have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. The fair value of stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 14 for further discussion of share-based compensation.
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
(o) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other nonoperating expense, net in our consolidated statements of operations. Foreign currency losses for 2017 were $4 million. Foreign currency gains were $1 million for 2016. For 2015, foreign currency losses were $751 million and included a $592 million nonoperating special charge to write off all of the value of Venezuelan bolivars held by us due to continued lack of repatriations and deterioration of economic conditions in Venezuela.
(p) Other Operating Expenses
Other operating expenses includes costs associated with ground and cargo handling, crew travel, aircraft food and catering, passenger accommodation, airport security, international navigation fees and certain general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(q) Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the consolidated statements of operations. Regional expenses consist of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Aircraft fuel and related taxes	$1,382	$1,109	$1,230
Salaries, wages and benefits	1,452	1,333	1,187
Capacity purchases from third-party regional carriers (1)	1,581	1,538	1,651
Maintenance, materials and repairs	281	345	323
Other rent and landing fees	625	564	504
Aircraft rent	35	36	34
Selling expenses	361	347	333
Depreciation and amortization	315	301	252
Special items, net	22	14	29
Other	492	457	440
Total regional expenses	$6,546	$6,044	$5,983

(1)
For the years ended December 31, 2017, 2016 and 2015, the component of capacity purchase expenses representing the lease of aircraft for accounting purposes was approximately $437 million, $405 million and $492 million, respectively.

(r) Recent Accounting Pronouncements
Standards Effective for 2018 Reporting Periods
Effective January 1, 2018, we are adopting the accounting pronouncements described below. The adoption and related required disclosures will be reported in our first quarter 2018 Quarterly Report on Form 10-Q.
ASU 2014-09: Revenue from Contracts with Customers (Topic 606) (the New Revenue Standard)
The New Revenue Standard applies to all companies that enter into contracts with customers to transfer goods or services. We are adopting the New Revenue Standard using the full retrospective method, which results in the recast of each prior reporting period presented.
The adoption of the New Revenue Standard will impact our accounting for outstanding mileage credits earned through travel by AAdvantage loyalty program members. There is no change in accounting for sales of mileage credits to co-branded card or other partners as those are currently reported in accordance with the New Revenue Standard. Through December 31, 2017, we used the incremental cost method to account for the portion of our loyalty program liability related to mileage credits earned through travel, which were valued based on the estimated incremental cost of carrying one additional passenger (see (i) Loyalty Program above). The New Revenue Standard requires us to change our policy to the deferred revenue method and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned is deferred and recognized in passenger revenue upon future mileage redemption. The value of the earned mileage credits is materially greater under the deferred revenue method than the value attributed to these mileage credits under the incremental cost method.
The New Revenue Standard will also require certain reclassifications, principally the reclassification of certain ancillary revenues previously classified and reported as other revenue to passenger revenue and as applicable to cargo revenue. Additionally, the New Revenue Standard requires a gross presentation on the face of our statement of operations for certain revenues and expenses that had previously been presented on a net basis.
See recast 2017 statement of operations and balance sheet data presented below for the expected effects of adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

ASU 2017-07: Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the New Retirement Standard)
The New Retirement Standard requires all components of our net periodic benefit cost (income), with the exception of service cost, previously reported within operating expenses as salaries, wages and benefits, to be reclassified and reported within nonoperating income (expense). The New Retirement Standard is required to be applied retrospectively, which results in the recast of each prior reporting period presented. The adoption of the New Retirement Standard has no impact on pre-tax income or net income reported. See recast 2017 statement of operations data presented below for the expected effects of adoption.
ASU 2016-01: Financial Instruments - Overall (Subtopic 825-10)
This ASU makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. This standard is applied prospectively as of the beginning of the year of adoption. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash
This ASU requires that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents and also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard is required to be applied retrospectively, which results in the recast of each prior reporting period statement of cash flows presented. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
Impacts to 2017 Results
The expected effects of adoption of the New Revenue Standard and New Retirement Standard to our statement of operations for the twelve months ended December 31, 2017 are as follows:

		New Revenue Standard		New Retirement Standard
	As Reported	Deferred Revenue Method	Reclassifications	Reclassifications	As Recast
Operating revenues:
Passenger	$36,133	$311	$2,687	$—	$39,131
Cargo	800	—	90	—	890
Other	5,274	—	(2,673)	—	2,601
Total operating revenues	42,207	311	104	—	42,622
Total operating expenses	38,149	—	104	138	38,391
Operating income	4,058	311	—	(138)	4,231
Total nonoperating expense, net	(974)	—	—	138	(836)
Income before income taxes	3,084	311	—	—	3,395
Income tax provision (1)	1,165	948	—	—	2,113
Net income	$1,919	$(637)	$—	$—	$1,282
Diluted earnings per common share	$3.90				$2.61

(1)
The adjustment to the 2017 income tax provision includes an $830 million special charge to reduce our deferred tax asset associated with loyalty program liabilities as a result of H.R. 1, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act), enacted in December 2017 that reduced the federal corporate income tax rate from 35% to 21%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The expected effects of adoption of the New Revenue Standard to our December 31, 2017 balance sheet are as follows:

	As Reported	New Revenue Standard	As Recast
Deferred tax asset	$427	$1,389	$1,816
Air traffic liability	3,978	64	4,042
Current loyalty program liability	2,791	384	3,175
Noncurrent loyalty program liability	—	5,647	5,647
Total stockholders’ equity (deficit)	3,926	(4,706)	(780)
Standards Effective for 2019 Reporting Periods
ASU 2016-02: Leases (Topic 842) (the New Lease Standard)
The New Lease Standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the New Revenue Standard. The New Lease Standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect we will adopt the New Lease Standard effective January 1, 2019. Entities are required to adopt the New Lease Standard using a modified retrospective approach, which results in the recast of each prior reporting period presented, for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. We are currently evaluating how the adoption of the New Lease Standard will impact our consolidated financial statements. Interpretations are on-going and could have a material impact on our implementation. Currently, we expect that the adoption of the New Lease Standard will have a material impact on our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

2.  Special Items, Net
Special items, net on the consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Merger integration expenses (1)	$273	$514	$826
Fleet restructuring expenses (2)	232	177	210
Employee 2017 Tax Act bonus expense (3)	123	—	—
Labor contract expenses (4)	46	—	—
Mark-to-market adjustments for bankruptcy obligations	27	25	(53)
Other operating charges (credits), net	11	(7)	68
Mainline operating special items, net	712	709	1,051
Regional operating special items, net	22	14	29
Operating special items, net	734	723	1,080

Debt refinancing and extinguishment charges	22	49	24
Venezuela foreign currency losses	—	—	592
Other nonoperating charges (credits), net	—	—	(22)
Nonoperating special items, net	22	49	594

Impact of the 2017 Tax Act on deferred tax assets and liabilities	(7)	—	—
Release of deferred tax valuation allowance	—	—	(3,040)
Other tax charges	—	—	25
Income tax special items, net	(7)	—	(3,015)

(1)
Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training, and in 2016, also included costs related to alignment of labor union contracts, the launch of re-branded uniforms, relocation and severance, and in 2015, also included share-based compensation related to awards granted in connection with the Merger that fully vested in December 2015.

(2)
Fleet restructuring expenses, driven in part by the Merger, principally included the acceleration of depreciation, impairments, remaining lease payments and lease return costs for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(3)	Employee bonus expense included costs related to the $1,000 cash bonus and associated payroll taxes granted to mainline employees as of December 31, 2017 in recognition of the 2017 Tax Act.

(4)
Labor contract expenses primarily included one-time charges to adjust the vacation accruals for pilots and flight attendants as a result of the mid-contract pay rate adjustments effective in the second quarter of 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

3.  Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Basic EPS:
Net income	$1,919	$2,676	$7,610
Weighted average common shares outstanding (in thousands)	489,164	552,308	668,393
Basic EPS	$3.92	$4.85	$11.39

Diluted EPS:
Net income for purposes of computing diluted EPS	$1,919	$2,676	$7,610
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	489,164	552,308	668,393
Dilutive effect of stock awards	2,528	3,791	18,962
Diluted weighted average common shares outstanding	491,692	556,099	687,355
Diluted EPS	$3.90	$4.81	$11.07

Restricted stock unit awards excluded from the calculation of diluted EPS because inclusion would be antidilutive (in thousands)	328	1,429	764
4.  Share Repurchase Programs and Dividends
Since July 2014, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of December 31, 2017, $450 million remained unused under a repurchase program that expires on December 31, 2018. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion.
During the year ended December 31, 2017, we repurchased 33.9 million shares of AAG common stock for $1.6 billion at a weighted average cost per share of $45.68. During the year ended December 31, 2016, we repurchased 119.8 million shares of AAG common stock for $4.4 billion at a weighted average cost per share of $36.86. During the year ended December 31, 2015, we repurchased 85.1 million shares of AAG common stock for $3.6 billion at a weighted average cost per share of $42.09. Since the inception of the share repurchase programs in July 2014 through December 31, 2017, we have repurchased 262.3 million shares of AAG common stock for $10.6 billion at a weighted average cost per share of $40.22.
Our Board of Directors declared quarterly cash dividends of $0.10 per share totaling $198 million, $224 million and $269 million in 2017, 2016 and 2015, respectively.
Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended at any time at our discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

5.  Debt
Long-term debt and capital lease obligations included in the consolidated balance sheets consisted of (in millions):

	December 31,
	2017	2016
Secured
2013 Credit Facilities, variable interest rate of 3.55%, installments through 2020 (a)	$1,825	$1,843
2014 Credit Facilities, variable interest rate of 3.43%, installments through 2021 (a)	728	735
April 2016 Credit Facilities, variable interest rate of 3.57%, installments through 2023 (a)	990	1,000
December 2016 Credit Facilities, variable interest rate of 3.48%, installments through 2023 (a)	1,238	1,250
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, averaging 4.30%, maturing from 2018 to 2029 (b)	11,881	10,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.34% to 8.48%, averaging 3.29%, maturing from 2018 to 2029 (c)	5,259	5,343
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2018 to 2035	857	891
Other secured obligations, fixed interest rates ranging from 3.81% to 12.24%, maturing from 2018 to 2028	773	849
	23,551	22,823
Unsecured
5.50% senior notes, interest only payments until due in 2019 (d)	750	750
6.125% senior notes, interest only payments until due in 2018 (d)	500	500
4.625% senior notes, interest only payments until due in 2020 (d)	500	500
	1,750	1,750
Total long-term debt and capital lease obligations	25,301	24,573
Less: Total unamortized debt discount, premium and issuance costs	236	229
Less: Current maturities	2,554	1,855
Long-term debt and capital lease obligations, net of current maturities	$22,511	$22,489
The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of December 31, 2017 (in millions):

2013 Revolving Facility	$1,200
2014 Revolving Facility	1,000
April 2016 Revolving Facility	300
Total	$2,500
Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities and airport slots. At December 31, 2017, we were operating 33 aircraft under capital leases. Leases can generally be renewed at rates based on fair market value at the end of the lease term for a number of additional years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

At December 31, 2017, the maturities of long-term debt and capital lease obligations are as follows (in millions):

2018	$2,598
2019	2,868
2020	4,069
2021	2,856
2022	1,288
2023 and thereafter	11,622
Total	$25,301
(a) 2013, 2014, April 2016 and December 2016 Credit Facilities
2013 Credit Facilities
In March 2017, American and AAG entered into the Second Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015 (which amended and restated the Credit and Guaranty Agreement dated as of June 27, 2013), as previously amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated as of October 26, 2015, pursuant to which AAG refinanced the $1.8 billion term loan facility due June 2020 established thereunder (the 2013 Term Loan Facility and, together with the $1.4 billion revolving credit facility established under such agreement (the 2013 Revolving Facility), the 2013 Credit Facilities) to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%.
In August 2017, American and AAG entered into the Third Amendment to the Amended and Restated Credit and Guaranty Agreement pursuant to which the maturity date of the 2013 Revolving Facility was extended to October 2022, the LIBOR margin thereon was reduced from 3.00% to 2.25%, and the maximum principal amount of such facility was reduced to $1.2 billion.
2014 Credit Facilities
In June 2017, American and AAG entered into the Third Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (which amended and restated the Credit and Guaranty Agreement dated as of October 10, 2014), as previously amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated as of October 26, 2015 and the Second Amendment to Amended and Restated Credit and Guaranty Agreement dated as of September 22, 2016, pursuant to which AAG refinanced the $735 million term loan facility due October 2021 established thereunder (the 2014 Term Loan Facility and, together with the $1.025 billion revolving credit facility established under such agreement (the 2014 Revolving Facility), the 2014 Credit Facilities) to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%.
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
In November 2017, American and AAG entered into the Third Amendment to the Credit and Guaranty Agreement, amending the April 2016 Credit Facilities, pursuant to which AAG refinanced the $990 million term loan facility due April 2023 established thereunder (the April 2016 Term Loan Facility), to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

December 2016 Credit Facilities
In November 2017, American and AAG entered into the First Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement, dated as of December 15, 2016, pursuant to which AAG refinanced the $1.25 billion term loan facility due December 2023 established thereunder (the December 2016 Term Loan Facility), to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%.
Certain details of our 2013, 2014, April 2016 and December 2016 Credit Facilities (collectively referred to as the Credit Facilities) are shown in the table below as of December 31, 2017:

	2013 Credit Facilities		2014 Credit Facilities		April 2016 Credit Facilities		December 2016 Credit Facilities
	2013 Term Loan	2013 Revolving Facility	2014 Term Loan	2014 Revolving Facility	April 2016 Term Loan	April 2016 Revolving Facility	December 2016 Term Loan
Aggregate principal issued or credit facility availability (in millions)	$1,900	$1,200	$750	$1,000	$1,000	$300	$1,250
Principal outstanding or drawn (in millions)	$1,825	$—	$728	$—	$990	$—	$1,238
Maturity date	June 2020	October 2022	October 2021	October 2022	April 2023	October 2022	December 2023
LIBOR margin	2.00%	2.25%	2.00%	2.25%	2.00%	2.25%	2.00%
The Term Loans are repayable in annual installments in an amount equal to 1.00% of the aggregate principal amount issued, with any unpaid balance due on the respective maturity dates. Voluntary prepayments may be made by American at any time.
The 2013, 2014 and April 2016 Revolving Facilities provide that American may from time to time borrow, repay and reborrow loans thereunder. The 2013 and 2014 Revolving Facilities have the ability to issue letters of credit thereunder in an aggregate amount outstanding at any time up to $150 million and $300 million, respectively. The 2013, 2014 and April 2016 Revolving Facilities are each subject to an undrawn annual fee of 0.75%. As of December 31, 2017, there were no borrowings or letters of credit outstanding under the 2013, 2014 or April 2016 Revolving Facilities. The December 2016 Credit Facilities provide for a revolving credit facility that may be established in the future.
Subject to certain limitations and exceptions, the Credit Facilities are secured by collateral, including certain spare parts, certain slots, certain route authorities, certain simulators and certain leasehold rights. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans as further described below in “Collateral-Related Covenants.”
The Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become due and payable immediately. In addition, if a “change of control” occurs, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the Credit Facilities and terminate the 2013, 2014 and April 2016 Revolving Facilities and any revolving credit facilities established under the December 2016 Credit Facilities. The Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(b) EETCs
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
Interest and principal payments on equipment notes issued in connection with the 2016-3 EETCs are payable semi-annually in April and October of each year, with interest payments that began in April 2017 and principal payments that began in October 2017 for the Class AA and Class A EETCs and interest and principal payments beginning in April 2018 for the Class B EETCs. These equipment notes are secured by liens on the 2016-3 Aircraft.
Certain information regarding the 2016-3 EETC equipment notes, as of December 31, 2017, is set forth in the table below.

2016-3 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$558 million	$256 million	$193 million
Fixed interest rate per annum	3.00%	3.25%	3.75%
Maturity date	October 2028	October 2028	October 2025
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
Certain information regarding the 2017-1 EETC equipment notes, as of December 31, 2017, is set forth in the table below.

2017-1 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$537 million	$248 million	$198 million
Fixed interest rate per annum	3.65%	4.00%	4.95%
Maturity date	February 2029	February 2029	February 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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
In October 2017, American created one additional pass-through trust which issued approximately $221 million aggregate principal amount of Series 2017-2 Class B EETCs (the 2017-2 Class B EETCs) in connection with the financing of the 2017-2 Aircraft. A portion of the net proceeds received from the sale of the Series 2017-2 Class B EETCs was used on the date of issuance of the 2017-2 Class B EETCs to acquire Series B equipment notes issued by American in connection with the financing of certain 2017-2 Aircraft, and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2017-2 Class B EETCs until such time as American issues additional Series B equipment notes to the pass-through trust, which will purchase such additional equipment notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on our consolidated balance sheet because the proceeds held by the depository are not American’s assets.
As of December 31, 2017, approximately $735 million of the escrowed proceeds from the 2017-2 EETCs have been used to purchase equipment notes issued by American. Interest and principal payments on equipment notes issued in connection with the 2017-2 EETCs are payable semi-annually in April and October of each year, with interest payments beginning in April 2018 and principal payments beginning in October 2018. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2017-2 EETCs.
Certain information regarding the 2017-2 EETC equipment notes and the remaining escrowed proceeds of the 2017-2 EETCs, as of December 31, 2017, is set forth in the table below.

2017-2 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$545 million	$252 million	$221 million
Remaining escrowed proceeds	$152 million	$70 million	$61 million
Fixed interest rate per annum	3.35%	3.60%	3.70%
Maturity date	October 2029	October 2029	October 2025
(c) Equipment Loans and Other Notes Payable Issued in 2017
In 2017, American entered into agreements under which it borrowed $1.0 billion in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2027 through 2029 and bears interest at fixed and variable rates of LIBOR plus an applicable margin averaging 3.08% at December 31, 2017.
(d) Senior Notes
The details of our 6.125%, 5.50% and 4.625% senior notes are shown in the table below as of December 31, 2017:

	6.125% Senior Notes	5.50% Senior Notes	4.625% Senior Notes
Aggregate principal issued and outstanding	$500 million	$750 million	$500 million
Maturity date	June 2018	October 2019	March 2020
Fixed interest rate per annum	6.125%	5.50%	4.625%
Interest payments	Semi-annually in arrears in June and December	Semi-annually in arrears in April and October	Semi-annually in arrears in March and September

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The 6.125%, 5.50% and 4.625% senior notes are senior unsecured obligations of AAG. The senior notes are fully and unconditionally guaranteed by American. The indentures for the senior notes contain covenants and events of default generally customary for similar financings. In addition, if we experience specific kinds of changes of control, we must offer to repurchase the senior notes at a price of 101% of the principal amount plus accrued and unpaid interest, if any, to (but not including) the repurchase date. Upon the occurrence of certain events of default, the senior notes may be accelerated and become due and payable.
Guarantees
As of December 31, 2017, AAG had issued guarantees covering approximately $810 million of American’s special facility revenue bonds (and interest thereon) and $8.5 billion of American’s secured debt (and interest thereon), including the Credit Facilities and certain EETC financings.
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
Specifically, we are required to meet certain collateral coverage tests on an annual basis for four credit facilities, as described below:

	2013 Credit Facilities	2014 Credit Facilities	April 2016 Credit Facilities	December 2016 Credit Facilities
Frequency of Appraisals of Appraised Collateral	Annual	Annual	Annual	Annual
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	33.9%	23.1%	42.7%	59.0%
Collateral Description	Generally, certain slots, route authorities, and airport gate leasehold rights used by American to operate all services between the U.S. and South America	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and London Heathrow	Generally, certain spare parts	Generally, certain Ronald Reagan Washington National Airport (DCA) slots, certain La Guardia Airport (LGA) slots, certain simulators and certain leasehold rights
At December 31, 2017, we were in compliance with the applicable collateral coverage tests as of the most recent measurement dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

6.  Income Taxes
The significant components of the income tax provision (benefit) were (in millions):

	Year Ended December 31,
	2017	2016	2015
Current income tax provision:
Federal	$—	$—	$—
State and Local	24	12	20
Current income tax provision	24	12	20
Deferred income tax provision (benefit):
Federal	1,085	1,508	(2,884)
State and Local	56	103	(130)
Deferred income tax provision (benefit)	1,141	1,611	(3,014)
Total income tax provision (benefit)	$1,165	$1,623	$(2,994)
 The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Statutory income tax provision	$1,079	$1,505	$1,616
State income tax provision, net of federal tax effect	61	63	72
Book expenses not deductible for tax purposes	33	34	57
Bankruptcy administration expenses	1	1	3
2017 Tax Act	(7)	—	—
Change in valuation allowance	(3)	7	(4,742)
Other, net	1	13	—
Income tax provision (benefit)	$1,165	$1,623	$(2,994)
We provide a valuation allowance for our deferred tax assets, which include our net operating losses (NOLs), when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the level and volatility of fuel prices and travel demand.
In connection with the preparation of our financial statements at the end of 2015, we determined that after considering all positive and negative evidence, including the completion of certain critical Merger integration milestones as well as our financial performance, it was more likely than not that substantially all of our deferred income tax assets, which include our NOLs, would be realized. Accordingly, during the year ended December 31, 2015, we reversed $3.0 billion of the valuation allowance, which resulted in a special non-cash tax benefit recorded in the consolidated statement of operations.
In addition to the changes in the valuation allowance from operations described above, the valuation allowance was also impacted by the changes in the components of accumulated other comprehensive income (loss), described in Note 10. The total increase to the valuation allowance was $7 million in 2017, $10 million of which is included in the 2017 Tax Act amount in the table above. In 2016, the total increase to the valuation allowance was $7 million and in 2015, the total decrease to the valuation allowance was $4.8 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The components of our deferred tax assets and liabilities were (in millions):

	December 31,
	2017	2016
Deferred tax assets:
Operating loss carryforwards	$2,281	$3,853
Pensions	1,559	2,610
Loyalty program liability	420	485
Alternative minimum tax (AMT) credit carryforwards	344	344
Postretirement benefits other than pensions	170	291
Rent expense	160	256
Gains from lease transactions	107	213
Reorganization items	35	53
Other	678	972
Total deferred tax assets	5,754	9,077
Valuation allowance	(36)	(29)
Net deferred tax assets	5,718	9,048

Deferred tax liabilities:
Accelerated depreciation and amortization	(5,045)	(7,216)
Other	(279)	(345)
Total deferred tax liabilities	(5,324)	(7,561)
Net deferred tax asset	$394	$1,487
At December 31, 2017, we had approximately $10.0 billion of federal NOLs carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which we expect to be available for use in 2018. The federal NOL Carryforwards will expire beginning in 2022 if unused. We also had approximately $3.4 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2017, which will expire in years 2018 through 2037 if unused. Our ability to deduct our NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. Substantially all of our remaining federal NOL Carryforwards attributable to US Airways Group are subject to limitation under Section 382; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $8.4 billion of unlimited NOL still remaining at December 31, 2017) of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. Similar limitations may apply for state income tax purposes. Our ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another future ownership change occurs. Under the Section 382 limitation, cumulative stock ownership changes among material stockholders exceeding 50% during a rolling three-year period can potentially limit a company’s future use of NOLs and tax credits. See Part I, Item 1A. Risk Factors – “Our ability to utilize our NOL Carryforwards may be limited” for unaudited additional discussion of this risk.
At December 31, 2017, we had an AMT credit carryforward of approximately $339 million available for federal income tax purposes, which is now expected to be refunded in 2019 and 2020 as a result of the repeal of corporate AMT.
In 2017, we recorded an income tax provision of $1.2 billion, with an effective rate of approximately 38%, which was substantially non-cash as we utilized our NOLs described above. Substantially all of our income before income taxes is attributable to the United States.
We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our 2014 through 2016 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and we are under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. We believe that the effect of any assessments will not be material to our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. We accrue interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively.
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act is the most comprehensive tax change in more than 30 years. As of December 31, 2017, we have not completed our evaluation of the 2017 Tax Act; however, to the extent possible, we have made a reasonable estimate of its effects, including the impact of lower corporate income tax rates (21% vs. 35%) on our deferred tax assets and liabilities and the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. For the year ended December 31, 2017, we recognized a special income tax benefit of $7 million to reflect these impacts of the 2017 Tax Act.
The 2017 Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation regulations by the Treasury and Internal Revenue Service. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Accordingly, we have not yet been able to make a reasonable estimate of the impact of certain items and continue to account for those items based on the tax laws in effect prior to the 2017 Tax Act.
As further interpretations, clarifications and amendments to the 2017 Tax Act are made, our future financial statements could be materially impacted.
7.  Risk Management
Our economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a negative effect on our business. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on our revenues.
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
(b) Interest Rate Risk
We have exposure to market risk associated with changes in interest rates related primarily to our variable rate debt obligations. Interest rates on $9.6 billion principal amount of long-term debt as of December 31, 2017 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on our variable rate debt was 3.4% at December 31, 2017. We do not currently have an interest rate hedge program.

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
We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2017.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$188	$188	$—	$—
Corporate obligations	1,620	—	1,620	—
Bank notes/certificates of deposit/time deposits	2,663	—	2,663	—
Repurchase agreements	300	—	300	—
	4,771	188	4,583	—
Restricted cash and short-term investments (1)	318	108	210	—
Total	$5,089	$296	$4,793	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $700 million of bank notes/certificates of deposit/time deposits and $341 million of corporate obligations.

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
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$25,065	$25,848	$24,344	$24,983
Other Investments
We have an approximate 25% ownership interest in Republic Airways Holdings Inc. (Republic), which we received in the second quarter of 2017 in consideration for our unsecured claim in Republic’s bankruptcy case. This ownership interest is accounted for under the equity method and our portion of Republic’s financial results is recognized within other, net on the consolidated statements of operations. In 2017, we recognized $544 million of regional expense from our capacity purchase agreement with Republic.
Additionally, in the third quarter of 2017, we acquired 2.7% of the outstanding shares of China Southern Airlines Company Limited for $203 million. Since our subscription agreement restricts the sale or transfer of these shares for three years, we account for this investment under the cost method.
These investments are reflected within other assets on our consolidated balance sheets.
9.  Employee Benefit Plans
We sponsor defined benefit and defined contribution pension plans for eligible employees. The defined benefit pension plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen and we began providing enhanced benefits under our defined contribution pension plans for certain employee groups. We use a December 31 measurement date for all of our defined benefit pension plans. We also provide certain retiree medical and other postretirement benefits, including health care and life insurance benefits, to retired employees. Effective November 1, 2012, we modified our retiree medical and other postretirement benefits plans to eliminate the company subsidy for employees who retire on or after November 1, 2012. As a result of modifications to our retiree medical and other postretirement benefits plans in 2012, we recognized a negative plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

amendment of $1.9 billion, which is included as a component of prior service benefit in OCI and will be amortized over the future service life of the active plan participants for whom the benefit was eliminated, or approximately eight years. As of December 31, 2017, $631 million of prior service benefit remains to be amortized.
Benefit Obligations, Fair Value of Plan Assets and Funded Status
The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and a statement of funded status as of December 31, 2017 and 2016:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Benefit obligation at beginning of period	$17,238	$16,395	$991	$1,131
Service cost	2	2	4	3
Interest cost	721	749	39	47
Actuarial (gain) loss (1) (2)	1,016	729	49	(105)
Plan amendments	—	—	—	7
Settlements	(4)	(2)	—	—
Benefit payments	(726)	(635)	(80)	(92)
Other	28	—	8	—
Benefit obligation at end of period	$18,275	$17,238	$1,011	$991

Fair value of plan assets at beginning of period	$10,017	$9,707	$266	$253
Actual return on plan assets	1,797	915	37	22
Employer contributions (3)	286	32	72	83
Settlements	(4)	(2)	—	—
Benefit payments	(726)	(635)	(80)	(92)
Other	25	—	—	—
Fair value of plan assets at end of period	$11,395	$10,017	$295	$266
Funded status at end of period	$(6,880)	$(7,221)	$(716)	$(725)

(1)	The December 31, 2017 and 2016 pension actuarial loss primarily relates to weighted average discount rate assumption changes and changes to our mortality assumptions.

(2)
The December 31, 2017 retiree medical and other postretirement benefits actuarial (gain) loss primarily relates to plan experience adjustments, weighted average discount rate assumption changes and changes to our mortality assumptions and as of December 31, 2016, also includes medical trend and cost assumption changes.

(3)	During 2017, we contributed $286 million to our defined benefit pension plans, including supplemental contributions of $261 million in addition to a $25 million minimum required cash contribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
As of December 31,
Current liability	$10	$7	$89	$97
Noncurrent liability	6,870	7,214	627	628
Total liabilities	$6,880	$7,221	$716	$725

Net actuarial loss (gain)	$5,351	$5,484	$(388)	$(430)
Prior service cost (benefit)	160	188	(600)	(837)
Total accumulated other comprehensive loss (income), pre-tax	$5,511	$5,672	$(988)	$(1,267)
Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Projected benefit obligation	$18,245	$17,209	$—	$—
Accumulated benefit obligation (ABO)	18,235	17,197	—	—
Accumulated postretirement benefit obligation	—	—	1,011	990
Fair value of plan assets	11,364	9,986	295	266
ABO less fair value of plan assets	6,871	7,211	—	—
Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
	(In millions)
Defined benefit plans:
Service cost	$2	$2	$2	$4	$3	$3
Interest cost	721	749	737	39	47	50
Expected return on assets	(790)	(750)	(851)	(21)	(20)	(19)
Settlements	1	—	1	—	—	—
Amortization of:
Prior service cost (benefit)	28	28	28	(237)	(240)	(243)
Unrecognized net loss (gain)	144	126	112	(23)	(17)	(9)
Net periodic benefit cost (income)	106	155	29	(238)	(227)	(218)
Defined contribution plan cost	851	766	662	N/A	N/A	N/A
Total cost (income)	$957	$921	$691	$(238)	$(227)	$(218)
The estimated amount of unrecognized actuarial net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $172 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The estimated amount of unrecognized actuarial net gain and prior service benefit for the retiree medical and other postretirement benefits plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $258 million.
Assumptions
The following actuarial assumptions were used to determine our benefit obligations and net periodic benefit cost for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2017	2016	2017	2016
Benefit obligations:
Weighted average discount rate	3.80%	4.30%	3.60%	4.10%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Net periodic benefit cost:
Weighted average discount rate	4.30%	4.70%	4.30%	4.10%	4.42%	4.00%
Weighted average expected rate of return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	4.19%	4.25%	5.21%

(1)	The weighted average health care cost trend rate at December 31, 2017 is assumed to decline gradually to 3.76% by 2025 and remain level thereafter.
As of December 31, 2017, our estimate of the long-term rate of return on plan assets was 8% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs.
A one percentage point change in the assumed health care cost trend rates would have the following effects on our retiree medical and other postretirement benefits plans (in millions):

	1% Increase	1% Decrease
Increase (decrease) on 2017 service and interest cost	$2	$(2)
Increase (decrease) on benefit obligation as of December 31, 2017	54	(51)
Minimum Contributions
We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and various other laws for U.S. based plans as well as under funding rules specific to countries where we maintain defined benefit plans. Based on current funding assumptions, we have minimum required contributions of $42 million for 2018 including contributions to defined benefit plans for our wholly-owned regional subsidiaries. We expect to make supplemental contributions of $425 million to our U.S. based defined benefit pension plans in 2018. The minimum funding obligation for our U.S. based defined benefit pension plans was subject to temporary favorable rules that expired at the end of 2017. Our pension funding obligations are likely to increase materially beginning in 2019, when we will be required to make contributions relating to the 2018 fiscal year. The amount of these obligations will depend on the performance of our investments held in trust by the pension plans, interest rates for determining liabilities, the amount of and timing of any supplemental contributions and our actuarial experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2018	2019	2020	2021	2022	2023-2027
Pension benefits	$715	$754	$799	$843	$884	$4,976
Retiree medical and other postretirement benefits	96	92	80	75	70	315
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
Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range
Equity	65% - 90%
Public:
U.S. Large	20% - 50%
U.S. Small/Mid	0% - 10%
International	17% - 27%
Emerging Markets	5% - 11%
Alternative Investments	5% - 20%
Fixed Income	15% - 40%
Public:
U.S. Long Duration	15% - 30%
High Yield and Emerging Markets	0% - 10%
Private Income	0% - 10%
Other	0% - 5%
Cash Equivalents	0% - 5%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

of trust assets less liabilities, divided by the number of units outstanding. No changes in valuation techniques or inputs occurred during the year.
Benefit Plan Assets Measured at Fair Value on a Recurring Basis
The fair value of our pension plan assets at December 31, 2017 and 2016, by asset category, are as follows (in millions):

	Fair Value Measurements as of December 31, 2017
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$28	$—	$—	$28
Equity securities:
International markets (a) (b)	3,837	—	—	3,837
Large-cap companies (b)	2,451	—	—	2,451
Mid-cap companies (b)	744	—	—	744
Small-cap companies (b)	125	—	—	125
Mutual funds (c)	55	—	—	55
Fixed income:
Corporate bonds (d)	—	2,344	—	2,344
Government securities (e)	—	238	—	238
U.S. municipal securities	—	39	—	39
Alternative instruments:
Private equity partnerships (f)	—	—	14	14
Private equity partnerships measured at net asset value (f) (h)	—	—	—	879
Common/collective trusts (g)	—	315	—	315
Common/collective trusts and 103-12 Investment Trust measured at net asset value (g) (h)	—	—	—	283
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	44	—	—	44
Due to/from brokers for sale of securities – net	3	—	—	3
Other liabilities – net	(6)	—	—	(6)
Total	$7,281	$2,936	$16	$11,395

a)	Holdings are diversified as follows: 17% United Kingdom, 11% Japan, 9% France, 6% Switzerland, 16% emerging markets and the remaining 41% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)
Investment includes mutual funds invested 39% in equity securities of large-cap, mid-cap and small-cap U.S. companies, 34% in U.S. treasuries and corporate bonds and 27% in equity securities of international companies.

d)
Includes approximately 76% investments in corporate debt with a S&P rating lower than A and 24% investments in corporate debt with a S&P rating A or higher. Holdings include 85% U.S. companies, 12% international companies and 3% emerging market companies.

e)
Includes approximately 27% investments in U.S. domestic government securities, 43% in emerging market government securities and 30% in international government securities. There are no significant foreign currency risks within this classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

f)
Includes limited partnerships that invest primarily in U.S. (94%) and European (6%) buyout opportunities of a range of privately held companies. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its net asset value, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $903 million over the next ten years.

g)
Investment includes 42% in a collective interest trust investing primarily in short-term securities, 40% in an emerging market 103-12 Investment Trust with investments in emerging country equity securities, 10% in Canadian segregated balanced value, income growth and diversified pooled funds and 8% in a common/collective trust investing in securities of smaller companies located outside the U.S., including developing markets. For some trusts, requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

h)
Certain investments that are measured using net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the notes to the consolidated financial statements.

	Fair Value Measurements as of December 31, 2016
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$573	$—	$—	$573
Equity securities:
International markets (a) (b)	3,232	—	—	3,232
Large-cap companies (b)	2,253	—	—	2,253
Mid-cap companies (b)	371	—	—	371
Small-cap companies (b)	6	—	—	6
Mutual funds (c)	49	—	—	49
Fixed income:
Corporate bonds (d)	—	2,337	—	2,337
Government securities (e)	—	150	—	150
U.S. municipal securities	—	37	—	37
Alternative instruments:
Private equity partnerships (f)	—	—	21	21
Private equity partnerships measured at net asset value (f) (h)	—	—	—	703
Common/collective trusts (g)	—	32	—	32
Common/collective trusts and 103-12 Investment Trust measured at net asset value (g) (h)	—	—	—	227
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	40	—	—	40
Due to/from brokers for sale of securities – net	(9)	—	—	(9)
Other liabilities – net	(7)	—	—	(7)
Total	$6,508	$2,556	$23	$10,017

a)
Holdings are diversified as follows: 15% United Kingdom, 12% Japan, 10% France, 7% Switzerland, 6% Netherlands, 17% other emerging markets and the remaining 33% with no concentration greater than 5% in any one country.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2017, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2016	$21	$2
Actual loss on plan assets:
Relating to assets still held at the reporting date	(4)	—
Purchases	1	—
Sales	(1)	—
Transfers out	(3)	—
Ending balance at December 31, 2017	$14	$2
Changes in fair value measurements of Level 3 investments during the year ended December 31, 2016, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2015	$16	$2
Actual return on plan assets:
Relating to assets sold during the period	7	—
Purchases	7	—
Sales	(9)	—
Ending balance at December 31, 2016	$21	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The fair value of our retiree medical and other postretirement benefits plans assets at December 31, 2017 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2017
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$5	$—	$—	$5
Mutual funds – AAL Class	—	290	—	290
Total	$5	$290	$—	$295
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
Investments in the retiree medical and other postretirement benefits plans’ mutual funds are valued by quoted prices on the active market, which is fair value and represents the net asset value of the shares of such funds as of the close of business at the end of the period. At December 31, 2017, these funds were invested in an AAL Class mutual fund, in which trading is restricted only to American, resulting in a fair value classification of Level 2. At December 31, 2016, these investments were part of an Institutional Class of mutual funds and were actively traded on the open market resulting in a fair value classification of Level 1. Investments include approximately 30% and 27% of investments in non-U.S. common stocks in 2017 and 2016, respectively. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.
Profit Sharing Program
We accrue 5% of our pre-tax income excluding special items for our profit sharing program. For the year ended December 31, 2017, we accrued $241 million for this program, which will be distributed to employees in the first quarter of 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

10.  Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2015	$(3,842)	$(10)	$(880)		$(4,732)
Other comprehensive income (loss) before reclassifications	(462)	10	166		(286)
Amounts reclassified from AOCI	(102)	—	37	(2)	(65)
Net current-period other comprehensive income (loss)	(564)	10	203		(351)
Balance at December 31, 2016	(4,406)	—	(677)		(5,083)
Other comprehensive income (loss) before reclassifications	(30)	(1)	15		(16)
Amounts reclassified from AOCI	(87)	—	32	(2)	(55)
Net current-period other comprehensive income (loss)	(117)	(1)	47		(71)
Balance at December 31, 2017	$(4,523)	$(1)	$(630)		$(5,154)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the consolidated statement of operations.
Reclassifications out of AOCI for the years ended December 31, 2017 and 2016 are as follows (in millions):

	Amount reclassified from AOCI		Affected line items on the consolidated statement of operations
	Year Ended December 31,
AOCI Components	2017	2016
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(132)	$(134)	Salaries, wages and benefits
Actuarial loss	77	69	Salaries, wages and benefits
Total reclassifications for the period, net of tax	$(55)	$(65)
Amounts allocated to OCI for income taxes as further described in Note 6 will remain in AOCI until we cease all related activities, such as termination of the pension plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

11.  Commitments, Contingencies and Guarantees
(a) Aircraft and Engine Purchase Commitments
Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2017 are expected to be as follows (approximately, in millions):

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Payments for aircraft commitments and certain engines (1)	$1,826	$2,730	$2,730	$2,858	$2,138	$1,482	$13,764

(1)
These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted a security interest in its purchase deposits with Boeing. Our purchase deposits held by all manufacturers totaled $1.2 billion as of December 31, 2017.

(b) Operating Leases and Other
We lease certain aircraft, engines and ground equipment, in addition to the majority of our ground facilities and terminal space. As of December 31, 2017, we had 421 aircraft under operating leases, with remaining terms ranging from three months to approximately 12 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.
As of December 31, 2017, obligations under noncancellable operating leases for future minimum lease payments are as follows (approximately, in millions):

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Future minimum lease payments	$2,195	$1,974	$1,784	$1,339	$1,159	$3,266	$11,717
Mainline and regional rent expense, excluding landing fees, was $2.8 billion in each of 2017, 2016 and 2015.
Additionally, we have purchase commitments related to jet fuel, facility construction projects and information technology support as follows (approximately): $2.0 billion in 2018, $1.4 billion in 2019, $890 million in 2020 and $950 million in 2021.
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
As of December 31, 2017, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2018 to 2027, with rights of American to extend the respective terms of certain agreements. See Part I, Item 2. Properties for unaudited information on the aircraft operated by third-party regional carriers under such capacity purchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

As of December 31, 2017, American’s minimum fixed obligations under its capacity purchase agreements with third-party regional carriers are as follows (approximately, in millions):

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Minimum fixed obligations under capacity purchase agreements with third-party regional carriers (1)	$1,457	$1,311	$1,063	$866	$699	$2,073	$7,469

(1)
Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. These obligations also include the portion of American’s future obligations representing the lease of aircraft for accounting purposes in the amount of approximately $377 million in 2018, $355 million in 2019, $320 million in 2020, $282 million in 2021, $239 million in 2022 and $699 million in 2023 and thereafter.

(d) Off-Balance Sheet Arrangements
Aircraft
American currently operates 387 owned aircraft and 113 leased aircraft which were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft scheduled to be delivered or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2017, $11.9 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities. American generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates American to absorb decreases in value or entitles American to participate in increases in the value of the aircraft. American does not provide residual value guarantees to the bondholders or equity participants in the trusts. Some leases have a fair market value or a fixed price purchase option that allows American to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, American does not participate in any increases in the value of the aircraft. American concluded it is not the primary beneficiary under these arrangements. Therefore, American accounts for the majority of its EETC leveraged lease financings as operating leases. American’s total future obligations to the trusts of each of the relevant EETCs under these leveraged lease financings are $572 million as of December 31, 2017, which are included in the future minimum lease payments table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Letters of Credit and Other
We provide financial assurance, such as letters of credit, surety bonds or restricted cash and investments, to primarily support projected workers’ compensation obligations and airport commitments. As of December 31, 2017, we had $448 million of letters of credit and surety bonds securing various obligations, of which $88 million is collateralized with our restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2022.
(e) Legal Proceedings
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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of December 31, 2017, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.
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
Private Party Antitrust Action. Subsequent to announcement of the delivery of CIDs by the DOJ, we, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity, although Southwest has entered into a settlement with the plaintiffs that is pending approval by the court. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia. On October 28, 2016, the Court denied a motion by the airline defendants to dismiss all claims in the class actions. These lawsuits are in their relatively early stages and we intend to defend these matters vigorously.
Private Party Antitrust Action Related to the Merger. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, Inc., alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On May 12, 2017, defendants filed a motion for summary judgment. On June 23, 2017, plaintiffs filed an opposition to defendants’ motion and cross-motion for summary judgment. Briefing of the parties’ respective motions concluded on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

September 1, 2017; a hearing date has not yet been set. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
(f) Guarantees and Indemnifications
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
American is required to make principal and interest payments for certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment, which are leased to American. The payment of principal and interest of certain special facility revenue bonds is guaranteed by AAG. As of December 31, 2017, the remaining lease payments through 2035 guaranteeing the principal and interest on these bonds are $589 million, which are accounted for as operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

As of December 31, 2017, AAG had issued guarantees covering approximately $810 million principal amount of American’s special facility revenue bonds (and interest thereon) and $8.5 billion principal amount of American’s secured debt (and interest thereon), including the Credit Facilities and certain EETC financings.
(g) Credit Card Processing Agreements
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
(h) Labor Negotiations
As of December 31, 2017, we employed approximately 126,600 active full-time equivalent employees, of which 23,500 were employed by our regional operations. Approximately 85% of employees are covered by collective bargaining agreements with various labor unions. Negotiations for joint collective bargaining agreements covering our mainline maintenance, fleet service, stock clerks, maintenance control technicians and maintenance training instructors employees as well as for certain employee groups at our wholly-owned regional subsidiaries are continuing. There is no assurance that a successful or timely resolution of these labor negotiations will be achieved.
(i) Other
As a result of the terrorist attacks of September 11, 2001 and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act (the Stabilization Act), we recorded a liability for these terrorist attacks claims equal to the related insurance receivable due to us. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from these terrorist attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. As of December 31, 2017, claims relating to this matter have been substantially resolved and the remaining liability and the amount of the offsetting receivable are not material.
12.  Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Non-cash investing and financing activities:
Equity investment	$120	$—	$—
Settlement of bankruptcy obligations	15	3	63
Capital lease obligations	—	—	5
Supplemental information:
Interest paid, net	1,040	964	873
Income taxes paid	20	16	20
13.  Operating Segments and Related Disclosures
We are managed as a single business unit that provides air transportation for passengers and cargo. This allows us to benefit from an integrated revenue pricing and route network that includes American and our wholly-owned and third-party regional carriers that fly under capacity purchase agreements operating as American Eagle. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. Financial information and annual operational plans and forecasts are prepared and reviewed by the chief operating decision maker at the consolidated level. When making operational decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but is indifferent to the results of the individual wholly-owned regional carriers. The objective in making operational decisions is to maximize consolidated financial results, not the individual results of American or American Eagle.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Our operating revenues by geographic region as defined by the U.S. Department of Transportation (DOT) are summarized below (in millions):

	Year Ended December 31,
	2017	2016	2015
DOT Domestic	$29,612	$28,620	$28,761
DOT Latin America	5,422	4,995	5,539
DOT Atlantic	5,059	4,769	5,146
DOT Pacific	2,114	1,796	1,544
Total operating revenues	$42,207	$40,180	$40,990
We attribute operating revenues by geographic region based upon the origin and destination of each flight segment. Our tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.
14.  Share-based Compensation
The 2013 AAG Incentive Award Plan (the 2013 Plan) provides that awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalent award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right. The 2013 Plan initially authorized the grant of awards for the issuance of up to 40 million shares. Any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are settled in cash (in whole or in part) without the delivery of shares will again be available for grant.
Our salaries, wages and benefits expense for the years ended December 31, 2017, 2016 and 2015 included $90 million, $102 million and $274 million, respectively, of share-based compensation costs. Of the 2015 amount, $198 million was related to awards granted to certain employees in connection with the Merger and recorded in special items, net on the accompanying consolidated statements of operations.
During 2017, 2016 and 2015, we withheld approximately 1.1 million, 1.4 million and 7.0 million shares of AAG common stock, respectively, and paid approximately $51 million, $56 million and $306 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Stock-settled RSU award activity for all plans for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2014	21,342	$26.43
Granted	2,213	46.62
Vested and released	(17,163)	25.20
Forfeited	(785)	27.12
Outstanding at December 31, 2015	5,607	$38.08
Granted	2,655	41.34
Vested and released	(2,754)	34.83
Forfeited	(321)	40.15
Outstanding at December 31, 2016	5,187	$41.48
Granted	2,309	48.58
Vested and released	(2,708)	39.63
Forfeited	(464)	44.48
Outstanding at December 31, 2017	4,324	$46.94
As of December 31, 2017, there was $121 million of unrecognized compensation cost related to stock-settled RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of stock-settled RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $123 million, $107 million and $750 million, respectively.
(b) Stock Appreciation Rights (SARs)
We assumed US Airways Group’s outstanding SARs in connection with the Merger using an exchange ratio of one to one. These SARs were granted with an exercise price equal to the underlying common stock’s fair value at the date of each grant, have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to ten years. During 2017, 2016 and 2015, 0.8 million, 1.7 million and 3.0 million SARs, respectively, were exercised at weighted average exercise prices of $15.71, $14.49 and $12.09, respectively, for a total intrinsic value of $27 million, $49 million and $102 million, respectively. As of December 31, 2017, we had 1.2 million SARs outstanding with an aggregate intrinsic value of $54 million and weighted average exercise price of $8.08 that expire between 2018 and 2020 if unexercised.
(c) ASU 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
This ASU simplified the accounting for share-based payment award transactions including the financial statement presentation of excess tax benefits and deficiencies. We adopted this ASU during the second quarter of 2016, which resulted in the recognition of $418 million of previously unrecognized excess tax benefits in deferred tax assets and an increase to retained earnings on the consolidated balance sheet as of the beginning of 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

15.  Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Changes Charged to Statement of Operations Accounts	Write-offs (Net of Recoveries)	Sales, Retirements and Transfers	Balance at End of Year
Allowance for obsolescence of spare parts
Year ended December 31, 2017	$765	$29	$(4)	$(21)	$769
Year ended December 31, 2016	728	37	(3)	3	765
Year ended December 31, 2015	673	50	(4)	9	728
Allowance for uncollectible accounts
Year ended December 31, 2017	$36	$43	$(55)	$—	$24
Year ended December 31, 2016	41	47	(52)	—	36
Year ended December 31, 2015	17	46	(22)	—	41
16.  Quarterly Financial Data (Unaudited)
Unaudited summarized financial data by quarter for 2017 and 2016 (in millions, except share and per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Operating revenues	$9,624	$11,105	$10,878	$10,600
Operating expenses	9,023	9,570	9,646	9,910
Operating income	601	1,535	1,232	690
Net income	234	803	624	258
Earnings per share:
Basic	$0.46	$1.64	$1.29	$0.54
Diluted	$0.46	$1.63	$1.28	$0.54
Shares used for computation (in thousands):
Basic	503,902	490,818	484,772	477,165
Diluted	507,797	492,965	486,625	479,382

2016
Operating revenues	$9,435	$10,363	$10,594	$9,789
Operating expenses	8,100	8,612	9,163	9,022
Operating income	1,335	1,751	1,431	767
Net income	700	950	737	289
Earnings per share:
Basic	$1.15	$1.69	$1.40	$0.56
Diluted	$1.14	$1.68	$1.40	$0.56
Shares used for computation (in thousands):
Basic	606,245	563,000	525,415	514,571
Diluted	611,488	566,040	528,510	518,358
Our fourth quarter 2017 results include $307 million of total net special items that principally included a $149 million charge for the $1,000 cash bonus and associated payroll taxes granted to our employees as of December 31, 2017 in recognition of the 2017 Tax Act, $81 million of Merger integration expenses, $58 million of fleet restructuring expenses, a $20 million net charge resulting from fair value adjustments to bankruptcy obligations and a $7 million special non-cash benefit to income tax expense to reflect the impact on our deferred tax assets and liabilities resulting from the 2017 Tax Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Our fourth quarter 2016 results include $273 million of total net special items that principally included $121 million of Merger integration expenses, $104 million of fleet restructuring expenses and a $47 million net charge resulting from fair value adjustments to bankruptcy obligations.
17.  Subsequent Event
Dividend Declaration
In January 2018, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record on February 6, 2018, and payable on February 20, 2018. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

ITEM 8B. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES, INC.
Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
American Airlines, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Airlines, Inc. and subsidiaries (American) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), American’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2018 expressed an unqualified opinion on the effectiveness of American’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of American’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to American in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/    KPMG LLP

We have served as American’s auditor since 2014.
Dallas, Texas
February 21, 2018

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating revenues:
Mainline passenger	$29,238	$27,909	$29,037
Regional passenger	6,895	6,670	6,475
Cargo	800	700	760
Other	5,262	4,884	4,666
Total operating revenues	42,195	40,163	40,938
Operating expenses:
Aircraft fuel and related taxes	6,128	5,071	6,226
Salaries, wages and benefits	11,804	10,881	9,514
Regional expenses	6,572	6,009	5,952
Maintenance, materials and repairs	1,959	1,834	1,889
Other rent and landing fees	1,806	1,772	1,731
Aircraft rent	1,197	1,203	1,250
Selling expenses	1,477	1,323	1,394
Depreciation and amortization	1,702	1,525	1,364
Special items, net	712	709	1,051
Other	4,806	4,532	4,378
Total operating expenses	38,163	34,859	34,749
Operating income	4,032	5,304	6,189
Nonoperating income (expense):
Interest income	215	104	49
Interest expense, net	(988)	(906)	(796)
Other, net	(15)	(59)	(774)
Total nonoperating expense, net	(788)	(861)	(1,521)
Income before income taxes	3,244	4,443	4,668
Income tax provision (benefit)	1,322	1,662	(3,452)
Net income	$1,922	$2,781	$8,120
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$1,922	$2,781	$8,120
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits:
Amortization of actuarial loss and prior service cost	(55)	(65)	(109)
Current year change	(13)	(292)	(51)
Investments and derivative financial instruments	(1)	6	(15)
Total other comprehensive loss, net of tax	(69)	(351)	(175)
Total comprehensive income	$1,853	$2,430	$7,945
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	December 31,
	2017	2016
ASSETS
Current assets
Cash	$287	$310
Short-term investments	4,768	6,034
Restricted cash and short-term investments	318	638
Accounts receivable, net	1,755	1,599
Receivables from related parties, net	8,822	6,810
Aircraft fuel, spare parts and supplies, net	1,294	1,032
Prepaid expenses and other	647	633
Total current assets	17,891	17,056
Operating property and equipment
Flight equipment	39,993	36,671
Ground property and equipment	8,006	6,910
Equipment purchase deposits	1,217	1,209
Total property and equipment, at cost	49,216	44,790
Less accumulated depreciation and amortization	(15,354)	(13,909)
Total property and equipment, net	33,862	30,881
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $622 and $578, respectively	2,203	2,173
Deferred tax asset	682	1,912
Other assets	1,283	1,979
Total other assets	8,259	10,155
Total assets	$60,012	$58,092

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$2,058	$1,859
Accounts payable	1,625	1,546
Accrued salaries and wages	1,613	1,460
Air traffic liability	3,978	3,912
Loyalty program liability	2,791	2,789
Other accrued liabilities	2,209	2,106
Total current liabilities	14,274	13,672
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	21,236	20,718
Pension and postretirement benefits	7,452	7,800
Other liabilities	2,456	3,253
Total noncurrent liabilities	31,144	31,771
Commitments and contingencies (Note 9)
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,716	16,624
Accumulated other comprehensive loss	(5,251)	(5,182)
Retained earnings	3,129	1,207
Total stockholder’s equity	14,594	12,649
Total liabilities and stockholder’s equity	$60,012	$58,092
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$1,922	$2,781	$8,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,964	1,762	1,560
Deferred income tax provision (benefit)	1,298	1,652	(3,467)
Debt discount and lease amortization	(119)	(124)	(126)
Special items, non-cash	272	270	295
Pension and postretirement	(132)	(70)	(194)
Share-based compensation	90	100	284
Other, net	(25)	(16)	(21)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(189)	(169)	354
Increase in other assets	(405)	(205)	(22)
Increase in accounts payable and accrued liabilities	266	336	214
Increase (decrease) in air traffic liability	66	164	(505)
Increase in receivables from related parties, net	(1,994)	(4,862)	(3,695)
Increase (decrease) in loyalty program liability	2	264	(295)
Contributions to pension plans	(286)	(32)	(6)
Increase (decrease) in other liabilities	140	(101)	91
Net cash provided by operating activities	2,870	1,750	2,587
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(5,881)	(5,657)	(6,075)
Proceeds from sale of property and equipment and sale-leaseback transactions	922	115	26
Purchases of short-term investments	(4,633)	(6,241)	(8,126)
Sales of short-term investments	5,915	6,092	8,517
Decrease in restricted cash and short-term investments	319	57	79
Purchase of equity investment	(203)	—	—
Net cash used in investing activities	(3,561)	(5,634)	(5,579)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,058	7,701	4,509
Payments on long-term debt and capital leases	(2,332)	(3,827)	(2,153)
Deferred financing costs	(85)	(77)	(80)
Other financing activities	27	33	96
Net cash provided by financing activities	668	3,830	2,372
Net decrease in cash	(23)	(54)	(620)
Cash at beginning of year	310	364	984
Cash at end of year	$287	$310	$364
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balance at December 31, 2014	$—	$16,174	$(4,656)	$(10,112)	$1,406
Net income	—	—	—	8,120	8,120
Changes in pension, retiree medical and other postretirement benefits liability	—	—	(160)	—	(160)
Net changes in fair value of derivative financial instruments	—	—	(9)	—	(9)
Share-based compensation expense	—	284	—	—	284
Intercompany equity transfer	—	63	—	—	63
Change in unrealized loss on investments	—	—	(6)	—	(6)
Balance at December 31, 2015	—	16,521	(4,831)	(1,992)	9,698
Net income	—	—	—	2,781	2,781
Changes in pension, retiree medical and other postretirement benefits liability	—	—	(563)	—	(563)
Non-cash tax benefit	—	—	203	—	203
Share-based compensation expense	—	100	—	—	100
Impact of adoption of Accounting Standards Update (ASU) 2016-09 related to share-based compensation (See Note 12)	—	—	—	418	418
Intercompany equity transfer	—	3	—	—	3
Change in unrealized loss on investments	—	—	9	—	9
Balance at December 31, 2016	—	16,624	(5,182)	1,207	12,649
Net income	—	—	—	1,922	1,922
Changes in pension, retiree medical and other postretirement benefits liability	—	—	(114)	—	(114)
Non-cash tax benefit	—	—	46	—	46
Share-based compensation expense	—	90	—	—	90
Intercompany equity transfer	—	2	—	—	2
Change in unrealized loss on investments	—	—	(1)	—	(1)
Balance at December 31, 2017	$—	$16,716	$(5,251)	$3,129	$14,594
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
1.  Basis of Presentation and Summary of Significant Accounting Policies
(a) Basis of Presentation
American Airlines, Inc. (American) is a Delaware corporation whose primary business activity is the operation of a major network air carrier. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG), which owns all of American’s outstanding common stock, par value $1.00 per share. On December 9, 2013, a subsidiary of AMR Corporation (AMR) merged with and into US Airways Group, Inc. (US Airways Group), a Delaware corporation, which survived as a wholly-owned subsidiary of AAG, and AAG emerged from Chapter 11 (the Merger). Upon closing of the Merger and emergence from Chapter 11, AMR changed its name to American Airlines Group Inc. On December 30, 2015, in order to simplify AAG’s internal corporate structure, US Airways, Inc. (US Airways), a wholly-owned subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. All significant intercompany transactions have been eliminated.
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
(b) Short-term Investments
Short-term investments are classified as available-for-sale and stated at fair value. Realized gains and losses are recorded in nonoperating expense on the consolidated statement of operations. Unrealized gains and losses are recorded in accumulated other comprehensive loss on the consolidated balance sheets.
(c) Restricted Cash and Short-term Investments
American has restricted cash and short-term investments related primarily to collateral held to support workers’ compensation obligations.
(d) Aircraft Fuel, Spare Parts and Supplies, Net
Aircraft fuel is recorded on a first-in, first-out basis. Spare parts and supplies are recorded at average costs less an allowance for obsolescence. These items are expensed when used.
(e) Operating Property and Equipment
Operating property and equipment is recorded at cost and depreciated or amortized to residual values over the asset’s estimated useful life or the lease term, whichever is less, using the straight-line method. Residual values for aircraft, engines and related rotable parts are generally 5% to 10% of original cost. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated or amortized over the estimated useful life of the asset or the lease term, whichever is less. The estimated useful lives for the principal property and equipment classifications are as follows:

Principal Property and Equipment Classification	Estimated Useful Life
Aircraft, engines and related rotable parts	20 – 30 years
Buildings and improvements	5 – 30 years
Furniture, fixtures and other equipment	3 – 10 years
Capitalized software	5 – 10 years
American assesses impairment on operating property and equipment when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of the assets and the net book value of the assets exceeds their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.
Total depreciation and amortization expense was $2.1 billion, $1.8 billion and $1.6 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
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
American provides a valuation allowance for its deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s assessment of future profitability, including conditions which are beyond American’s control, such as the health of the economy, the level and volatility of fuel prices and travel demand.
(g) Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but assessed for impairment annually on October 1st or more frequently if events or circumstances indicate that goodwill may be impaired. American has one consolidated reporting unit.
Goodwill is assessed for impairment by initially performing a qualitative assessment and, if necessary, then comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. Based upon American’s annual assessment, there was no goodwill impairment in 2017. The carrying value of the goodwill on American’s consolidated balance sheets was $4.1 billion as of December 31, 2017 and 2016.
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
The following table provides information relating to American’s amortizable intangible assets as of December 31, 2017 and 2016 (in millions):

	December 31,
	2017	2016
Domestic airport slots	$365	$365
Customer relationships	300	300
Marketing agreements	105	105
Tradenames	35	35
Airport gate leasehold rights	137	137
Accumulated amortization	(622)	(578)
Total	$320	$364
Certain domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. The customer relationships and marketing agreements were identified as intangible assets subject to amortization and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

are amortized on a straight-line basis over approximately nine years and 30 years, respectively. Tradenames are fully amortized.
American recorded amortization expense related to these intangible assets of $44 million, $76 million and $55 million for the years ended December 31, 2017, 2016 and 2015, respectively. American expects to record annual amortization expense for these intangible assets as follows (in millions):

2018	$41
2019	41
2020	41
2021	41
2022	41
2023 and thereafter	115
Total	$320
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets include certain domestic airport slots at American’s hubs and international slots and route authorities. Indefinite-lived intangible assets are not amortized but instead are assessed for impairment annually on October 1st or more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2017 and 2016, American had $1.9 billion and $1.8 billion, respectively, of indefinite-lived intangible assets on its consolidated balance sheets.
Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment to determine whether American believes it is more likely than not that an asset has been impaired. If American believes impairment has occurred, American then evaluates for impairment by comparing the estimated fair value of assets to the carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. Based upon American’s annual assessment, there was no indefinite-lived intangible asset impairment in 2017.
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
Through December 31, 2017, American used the incremental cost method to account for the portion of its loyalty program liability incurred when AAdvantage members earn mileage credits by flying on American, any oneworld airline or other partner airlines. American has an obligation to provide future travel when these mileage credits are redeemed and therefore have recorded a liability for mileage credits outstanding.
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
As of December 31, 2017 and 2016, the liability for outstanding mileage credits accounted for under the incremental cost method was $677 million and $669 million, respectively, and is included on the consolidated balance sheets within loyalty program liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

American also sells loyalty program mileage credits to participating airline partners and non-airline business partners, such as the Citi and Barclaycard US co-branded credit cards. Sales of mileage credits to non-airline business partners is comprised of two components, transportation and marketing. American accounts for mileage sales under its agreements with non-airline business partners in accordance with ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” In accordance with ASU 2009-13, American allocates the consideration received from the sale of mileage credits based on the relative selling price of each product or service delivered.
As a result of American’s co-branded credit card program agreements with Citi and Barclaycard US that it entered into in 2016, American identified the following revenue elements in these co-branded credit card agreements: the transportation component; and the use of the American brand including access to loyalty program member lists, advertising and other travel related benefits (collectively, the marketing component).
The transportation component represents the estimated selling price of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and is amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel. As of December 31, 2017 and 2016, American had $2.1 billion in deferred revenue from the sale of mileage credits recorded within loyalty program liability on its consolidated balance sheets.
The services under the marketing component are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale. For the years ended December 31, 2017, 2016 and 2015, the marketing component of mileage sales and other marketing related payments included in other revenues was approximately $2.2 billion, $1.9 billion and $1.7 billion, respectively.
Effective January 1, 2018, American is adopting ASU 2014-09: Revenue from Contracts with Customers (Topic 606). See Recent Accounting Pronouncements in Note 1(r) below for further discussion.
(j) Revenue
Passenger Revenue
Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns. American’s air traffic liability was $4.0 billion and $3.9 billion as of December 31, 2017 and 2016, respectively.
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
Regional carriers provide scheduled air transportation under the brand name American Eagle. American classifies revenues generated from transportation on these carriers as regional passenger revenues. Liabilities related to tickets sold by American for travel on these air carriers are also included in American’s air traffic liability and are subsequently recognized as revenue in the same manner as described above.
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
Effective January 1, 2018, American is adopting ASU 2014-09: Revenue from Contracts with Customers (Topic 606). See Recent Accounting Pronouncements in Note 1(r) below for further discussion.
(k) Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.
(l) Selling Expenses
Selling expenses include credit card fees, commissions, computerized reservations systems fees and advertising. Advertising costs are expensed as incurred. Advertising expense was $135 million, $116 million and $110 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(m) Share-based Compensation
American accounts for its share-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. Certain awards have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. The fair value of stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 12 for further discussion of share-based compensation.
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
(o) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other nonoperating expense, net in American’s consolidated statements of operations. Foreign currency losses for 2017 were $4 million. Foreign currency gains were $1 million for 2016. For 2015, foreign currency losses were $751 million and included a $592 million nonoperating special charge to write off all of the value of Venezuelan bolivars held by American due to continued lack of repatriations and deterioration of economic conditions in Venezuela.
(p) Other Operating Expenses
Other operating expenses includes costs associated with ground and cargo handling, crew travel, aircraft food and catering, passenger accommodation, airport security, international navigation fees and certain general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(q) Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the consolidated statements of operations. Regional expenses consist of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Aircraft fuel and related taxes	$1,382	$1,109	$1,230
Salaries, wages and benefits	356	327	276
Capacity purchases from third-party regional carriers (1)	3,283	3,186	3,137
Maintenance, materials and repairs	7	4	4
Other rent and landing fees	602	487	434
Aircraft rent	27	28	28
Selling expenses	361	347	333
Depreciation and amortization	262	237	197
Special items, net	3	13	18
Other	289	271	295
Total regional expenses	$6,572	$6,009	$5,952

(1)
For the years ended December 31, 2017, 2016 and 2015, the component of capacity purchase expenses representing the lease of aircraft for accounting purposes was approximately $437 million, $405 million and $492 million, respectively.

(r) Recent Accounting Pronouncements
Standards Effective for 2018 Reporting Periods
Effective January 1, 2018, American is adopting the accounting pronouncements described below. The adoption and related required disclosures will be reported in American’s first quarter 2018 Quarterly Report on Form 10-Q.
ASU 2014-09: Revenue from Contracts with Customers (Topic 606) (the New Revenue Standard)
The New Revenue Standard applies to all companies that enter into contracts with customers to transfer goods or services. American is adopting the New Revenue Standard using the full retrospective method, which results in the recast of each prior reporting period presented.
The adoption of the New Revenue Standard will impact American’s accounting for outstanding mileage credits earned through travel by AAdvantage loyalty program members. There is no change in accounting for sales of mileage credits to co-branded card or other partners as those are currently reported in accordance with the New Revenue Standard. Through December 31, 2017, American used the incremental cost method to account for the portion of its loyalty program liability related to mileage credits earned through travel, which were valued based on the estimated incremental cost of carrying one additional passenger (see (i) Loyalty Program above). The New Revenue Standard requires American to change its policy to the deferred revenue method and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned is deferred and recognized in passenger revenue upon future mileage redemption. The value of the earned mileage credits is materially greater under the deferred revenue method than the value attributed to these mileage credits under the incremental cost method.
The New Revenue Standard will also require certain reclassifications, principally the reclassification of certain ancillary revenues previously classified and reported as other revenue to passenger revenue and as applicable to cargo revenue. Additionally, the New Revenue Standard requires a gross presentation on the face of American’s statement of operations for certain revenues and expenses that had previously been presented on a net basis.
See recast 2017 statement of operations and balance sheet data presented below for the expected effects of adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

ASU 2017-07: Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the New Retirement Standard)
The New Retirement Standard requires all components of American’s net periodic benefit cost (income), with the exception of service cost, previously reported within operating expenses as salaries, wages and benefits, to be reclassified and reported within nonoperating income (expense). The New Retirement Standard is required to be applied retrospectively, which results in the recast of each prior reporting period presented. The adoption of the New Retirement Standard has no impact on pre-tax income or net income reported. See recast 2017 statement of operations data presented below for the expected effects of adoption.
ASU 2016-01: Financial Instruments - Overall (Subtopic 825-10)
This ASU makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. This standard is applied prospectively as of the beginning of the year of adoption. The adoption of this standard is not expected to have a material impact on American’s consolidated financial statements.

ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash
This ASU requires that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents and also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard is required to be applied retrospectively, which results in the recast of each prior reporting period statement of cash flows presented. The adoption of this standard is not expected to have a material impact on American’s consolidated financial statements.
Impacts to 2017 Results
The expected effects of adoption of the New Revenue Standard and New Retirement Standard to American’s statement of operations for the twelve months ended December 31, 2017 are as follows:

		New Revenue Standard		New Retirement Standard
	As Reported	Deferred Revenue Method	Reclassifications	Reclassifications	As Recast
Operating revenues:
Passenger	$36,133	$311	$2,687	$—	$39,131
Cargo	800	—	90	—	890
Other	5,262	—	(2,673)	—	2,589
Total operating revenues	42,195	311	104	—	42,610
Total operating expenses	38,163	—	104	138	38,405
Operating income	4,032	311	—	(138)	4,205
Total nonoperating expense, net	(788)	—	—	138	(650)
Income before income taxes	3,244	311	—	—	3,555
Income tax provision (1)	1,322	948	—	—	2,270
Net income	$1,922	$(637)	$—	$—	$1,285

(1)
The adjustment to the 2017 income tax provision includes an $830 million special charge to reduce American’s deferred tax asset associated with loyalty program liabilities as a result of H.R. 1, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act), enacted in December 2017 that reduced the federal corporate income tax rate from 35% to 21%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The expected effects of adoption of the New Revenue Standard to American’s December 31, 2017 balance sheet are as follows:

	As Reported	New Revenue Standard	As Recast
Deferred tax asset	$682	$1,389	$2,071
Air traffic liability	3,978	64	4,042
Current loyalty program liability	2,791	384	3,175
Noncurrent loyalty program liability	—	5,647	5,647
Total stockholder’s equity (deficit)	14,594	(4,706)	9,888
Standards Effective for 2019 Reporting Periods
ASU 2016-02: Leases (Topic 842) (the New Lease Standard)
The New Lease Standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the New Revenue Standard. The New Lease Standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. American expects it will adopt the New Lease Standard effective January 1, 2019. Entities are required to adopt the New Lease Standard using a modified retrospective approach, which results in the recast of each prior reporting period presented, for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. American is currently evaluating how the adoption of the New Lease Standard will impact its consolidated financial statements. Interpretations are on-going and could have a material impact on its implementation. Currently, American expects that the adoption of the New Lease Standard will have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

2.  Special Items, Net
Special items, net on the consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Merger integration expenses (1)	$273	$514	$826
Fleet restructuring expenses (2)	232	177	210
Employee 2017 Tax Act bonus expense (3)	123	—	—
Labor contract expenses (4)	46	—	—
Mark-to-market adjustments for bankruptcy obligations	27	25	(53)
Other operating charges (credits), net	11	(7)	68
Mainline operating special items, net	712	709	1,051
Regional operating special items, net	3	13	18
Operating special items, net	715	722	1,069

Debt refinancing and extinguishment charges	22	49	24
Venezuela foreign currency losses	—	—	592
Nonoperating special items, net	22	49	616

Impact of the 2017 Tax Act on deferred tax assets and liabilities	93	—	—
Release of deferred tax valuation allowance	—	—	(3,493)
Other tax charges	—	—	25
Income tax special items, net	93	—	(3,468)

(1)
Merger integration expenses included costs related to information technology, professional fees, re-branding of aircraft and airport facilities and training, and in 2016, also included costs related to alignment of labor union contracts, the launch of re-branded uniforms, relocation and severance, and in 2015, also included share-based compensation related to awards granted in connection with the Merger that fully vested in December 2015.

(2)
Fleet restructuring expenses, driven in part by the Merger, principally included the acceleration of depreciation, impairments, remaining lease payments and lease return costs for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(3)	Employee bonus expense included costs related to the $1,000 cash bonus and associated payroll taxes granted to mainline employees as of December 31, 2017 in recognition of the 2017 Tax Act.

(4)
Labor contract expenses primarily included one-time charges to adjust the vacation accruals for pilots and flight attendants as a result of the mid-contract pay rate adjustments effective in the second quarter of 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

3.  Debt
Long-term debt and capital lease obligations included in the consolidated balance sheets consisted of (in millions):

	December 31,
	2017	2016
Secured
2013 Credit Facilities, variable interest rate of 3.55%, installments through 2020 (a)	$1,825	$1,843
2014 Credit Facilities, variable interest rate of 3.43%, installments through 2021 (a)	728	735
April 2016 Credit Facilities, variable interest rate of 3.57%, installments through 2023 (a)	990	1,000
December 2016 Credit Facilities, variable interest rate of 3.48%, installments through 2023 (a)	1,238	1,250
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, averaging 4.30%, maturing from 2018 to 2029 (b)	11,881	10,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.34% to 8.48%, averaging 3.29%, maturing from 2018 to 2029 (c)	5,259	5,343
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.50%, maturing from 2018 to 2035	828	862
Other secured obligations, fixed interest rates ranging from 3.81% to 12.24%, maturing from 2018 to 2028	772	848
Total long-term debt and capital lease obligations	23,521	22,793
Less: Total unamortized debt discount, premium and issuance costs	227	216
Less: Current maturities	2,058	1,859
Long-term debt and capital lease obligations, net of current maturities	$21,236	$20,718
The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of December 31, 2017 (in millions):

2013 Revolving Facility	$1,200
2014 Revolving Facility	1,000
April 2016 Revolving Facility	300
Total	$2,500
Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities and airport slots. At December 31, 2017, American was operating 33 aircraft under capital leases. Leases can generally be renewed at rates based on fair market value at the end of the lease term for a number of additional years.
At December 31, 2017, the maturities of long-term debt and capital lease obligations are as follows (in millions):

2018	$2,098
2019	2,118
2020	3,563
2021	2,854
2022	1,286
2023 and thereafter	11,602
Total	$23,521

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(a) 2013, 2014, April 2016 and December 2016 Credit Facilities
2013 Credit Facilities
In March 2017, American and AAG entered into the Second Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015 (which amended and restated the Credit and Guaranty Agreement dated as of June 27, 2013), as previously amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated as of October 26, 2015, pursuant to which AAG refinanced the $1.8 billion term loan facility due June 2020 established thereunder (the 2013 Term Loan Facility and, together with the $1.4 billion revolving credit facility established under such agreement (the 2013 Revolving Facility), the 2013 Credit Facilities) to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%.
In August 2017, American and AAG entered into the Third Amendment to the Amended and Restated Credit and Guaranty Agreement pursuant to which the maturity date of the 2013 Revolving Facility was extended to October 2022, the LIBOR margin thereon was reduced from 3.00% to 2.25%, and the maximum principal amount of such facility was reduced to $1.2 billion.
2014 Credit Facilities
In June 2017, American and AAG entered into the Third Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (which amended and restated the Credit and Guaranty Agreement dated as of October 10, 2014), as previously amended by the First Amendment to Amended and Restated Credit and Guaranty Agreement dated as of October 26, 2015 and the Second Amendment to Amended and Restated Credit and Guaranty Agreement dated as of September 22, 2016, pursuant to which AAG refinanced the $735 million term loan facility due October 2021 established thereunder (the 2014 Term Loan Facility and, together with the $1.025 billion revolving credit facility established under such agreement (the 2014 Revolving Facility), the 2014 Credit Facilities) to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%.
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
In November 2017, American and AAG entered into the Third Amendment to the Credit and Guaranty Agreement, amending the April 2016 Credit Facilities, pursuant to which AAG refinanced the $990 million term loan facility due April 2023 established thereunder (the April 2016 Term Loan Facility), to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%.
December 2016 Credit Facilities
In November 2017, American and AAG entered into the First Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement, dated as of December 15, 2016, pursuant to which AAG refinanced the $1.25 billion term loan facility due December 2023 established thereunder (the December 2016 Term Loan Facility), to reduce the LIBOR margin from 2.50% to 2.00% and the base rate margin from 1.50% to 1.00%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Certain details of American’s 2013, 2014, April 2016 and December 2016 Credit Facilities (collectively referred to as the Credit Facilities) are shown in the table below as of December 31, 2017:

	2013 Credit Facilities		2014 Credit Facilities		April 2016 Credit Facilities		December 2016 Credit Facilities
	2013 Term Loan	2013 Revolving Facility	2014 Term Loan	2014 Revolving Facility	April 2016 Term Loan	April 2016 Revolving Facility	December 2016 Term Loan
Aggregate principal issued or credit facility availability (in millions)	$1,900	$1,200	$750	$1,000	$1,000	$300	$1,250
Principal outstanding or drawn (in millions)	$1,825	$—	$728	$—	$990	$—	$1,238
Maturity date	June 2020	October 2022	October 2021	October 2022	April 2023	October 2022	December 2023
LIBOR margin	2.00%	2.25%	2.00%	2.25%	2.00%	2.25%	2.00%
The Term Loans are repayable in annual installments in an amount equal to 1.00% of the aggregate principal amount issued, with any unpaid balance due on the respective maturity dates. Voluntary prepayments may be made by American at any time.
The 2013, 2014 and April 2016 Revolving Facilities provide that American may from time to time borrow, repay and reborrow loans thereunder. The 2013 and 2014 Revolving Facilities have the ability to issue letters of credit thereunder in an aggregate amount outstanding at any time up to $150 million and $300 million, respectively. The 2013, 2014 and April 2016 Revolving Facilities are each subject to an undrawn annual fee of 0.75%. As of December 31, 2017, there were no borrowings or letters of credit outstanding under the 2013, 2014 or April 2016 Revolving Facilities. The December 2016 Credit Facilities provide for a revolving credit facility that may be established in the future.
Subject to certain limitations and exceptions, the Credit Facilities are secured by collateral, including certain spare parts, certain slots, certain route authorities, certain simulators and certain leasehold rights. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans as further described below in “Collateral-Related Covenants.”
The Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become due and payable immediately. In addition, if a “change of control” occurs, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the Credit Facilities and terminate the 2013, 2014 and April 2016 Revolving Facilities and any revolving credit facilities established under the December 2016 Credit Facilities. The Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.
(b) EETCs
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

date of issuance of the 2016-3 Class B EETCs to acquire Series B equipment notes issued by American in connection with the financing of the 2016-3 Aircraft.
Interest and principal payments on equipment notes issued in connection with the 2016-3 EETCs are payable semi-annually in April and October of each year, with interest payments that began in April 2017 and principal payments that began in October 2017 for the Class AA and Class A EETCs and interest and principal payments beginning in April 2018 for the Class B EETCs. These equipment notes are secured by liens on the 2016-3 Aircraft.
Certain information regarding the 2016-3 EETC equipment notes, as of December 31, 2017, is set forth in the table below.

2016-3 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$558 million	$256 million	$193 million
Fixed interest rate per annum	3.00%	3.25%	3.75%
Maturity date	October 2028	October 2028	October 2025
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
Certain information regarding the 2017-1 EETC equipment notes, as of December 31, 2017, is set forth in the table below.

2017-1 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$537 million	$248 million	$198 million
Fixed interest rate per annum	3.65%	4.00%	4.95%
Maturity date	February 2029	February 2029	February 2025
2017-2 EETCs
In August 2017, American created two pass-through trusts which issued approximately $797 million aggregate principal amount of Series 2017-2 Class AA and Class A EETCs (the 2017-2 EETCs) in connection with the financing of 30 aircraft previously delivered to American or scheduled to be delivered to American through April 2018 (the 2017-2 Aircraft). A portion of the net proceeds received from the sale of the 2017-2 EETCs has been used to acquire Series AA and A equipment notes issued by American to the pass-through trusts and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2017-2 EETCs until such time as American issues additional Series AA and A equipment notes to the pass-through trusts, which trusts will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on American’s consolidated balance sheet because the proceeds held by the depository are not American’s assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

In October 2017, American created one additional pass-through trust which issued approximately $221 million aggregate principal amount of Series 2017-2 Class B EETCs (the 2017-2 Class B EETCs) in connection with the financing of the 2017-2 Aircraft. A portion of the net proceeds received from the sale of the Series 2017-2 Class B EETCs was used on the date of issuance of the 2017-2 Class B EETCs to acquire Series B equipment notes issued by American in connection with the financing of certain 2017-2 Aircraft, and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2017-2 Class B EETCs until such time as American issues additional Series B equipment notes to the pass-through trust, which will purchase such additional equipment notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on American’s consolidated balance sheet because the proceeds held by the depository are not American’s assets.
As of December 31, 2017, approximately $735 million of the escrowed proceeds from the 2017-2 EETCs have been used to purchase equipment notes issued by American. Interest and principal payments on equipment notes issued in connection with the 2017-2 EETCs are payable semi-annually in April and October of each year, with interest payments beginning in April 2018 and principal payments beginning in October 2018. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2017-2 EETCs.
Certain information regarding the 2017-2 EETC equipment notes and the remaining escrowed proceeds of the 2017-2 EETCs, as of December 31, 2017, is set forth in the table below.

2017-2 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$545 million	$252 million	$221 million
Remaining escrowed proceeds	$152 million	$70 million	$61 million
Fixed interest rate per annum	3.35%	3.60%	3.70%
Maturity date	October 2029	October 2029	October 2025
(c) Equipment Loans and Other Notes Payable Issued in 2017
In 2017, American entered into agreements under which it borrowed $1.0 billion in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2027 through 2029 and bears interest at fixed and variable rates of LIBOR plus an applicable margin averaging 3.08% at December 31, 2017.
Guarantees
As of December 31, 2017, American had issued guarantees covering AAG’s $500 million aggregate principal amount of 6.125% senior notes due 2018, $750 million aggregate principal amount of 5.50% senior notes due 2019 and $500 million aggregate principal amount of 4.625% senior notes due 2020.
Collateral-Related Covenants
Certain of American’s debt financing agreements contain loan to value (LTV) ratio covenants and require American to annually appraise the related collateral. Pursuant to such agreements, if the LTV ratio exceeds a specified threshold, American is required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Specifically, American is required to meet certain collateral coverage tests on an annual basis for four credit facilities, as described below:

	2013 Credit Facilities	2014 Credit Facilities	April 2016 Credit Facilities	December 2016 Credit Facilities
Frequency of Appraisals of Appraised Collateral	Annual	Annual	Annual	Annual
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	33.9%	23.1%	42.7%	59.0%
Collateral Description	Generally, certain slots, route authorities, and airport gate leasehold rights used by American to operate all services between the U.S. and South America	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and London Heathrow	Generally, certain spare parts	Generally, certain Ronald Reagan Washington National Airport (DCA) slots, certain La Guardia Airport (LGA) slots, certain simulators and certain leasehold rights
At December 31, 2017, American was in compliance with the applicable collateral coverage tests as of the most recent measurement dates.
4.  Income Taxes
The significant components of the income tax provision (benefit) were (in millions):

	Year Ended December 31,
	2017	2016	2015
Current income tax provision:
Federal	$—	$—	$—
State and Local	24	10	15
Current income tax provision	24	10	15
Deferred income tax provision (benefit):
Federal	1,235	1,559	(3,407)
State and Local	63	93	(60)
Deferred income tax provision (benefit)	1,298	1,652	(3,467)
Total income tax provision (benefit)	$1,322	$1,662	$(3,452)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Statutory income tax provision	$1,135	$1,555	$1,635
State income tax provision, net of federal tax effect	54	67	71
Book expenses not deductible for tax purposes	30	32	55
Bankruptcy administration expenses	1	1	3
2017 Tax Act	93	—	—
Change in valuation allowance	4	(1)	(5,216)
Other, net	5	8	—
Income tax provision (benefit)	$1,322	$1,662	$(3,452)
American provides a valuation allowance for its deferred tax assets, which include the net operating losses (NOLs), when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s assessment of future profitability, including conditions which are beyond its control, such as the health of the economy, the level and volatility of fuel prices and travel demand.
In connection with the preparation of American’s financial statements at the end of 2015, American determined that after considering all positive and negative evidence, including the completion of certain critical Merger integration milestones as well as its financial performance, it was more likely than not that substantially all of its deferred income tax assets, which include its NOLs, would be realized. Accordingly, during the year ended December 31, 2015, American reversed $3.5 billion of the valuation allowance, which resulted in a special non-cash tax benefit recorded in the consolidated statement of operations.
In addition to the changes in the valuation allowance from operations described above, the valuation allowance was also impacted by the changes in the components of accumulated other comprehensive income (loss), described in Note 8. The total increase to the valuation allowance was $12 million in 2017, $8 million of which is included in the 2017 Tax Act amount in the table above. In 2016 and 2015, the decrease in the valuation allowance was $1 million and $5.2 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The components of American’s deferred tax assets and liabilities were (in millions):

	December 31,
	2017	2016
Deferred tax assets:
Operating loss carryforwards	$2,409	$4,087
Pensions	1,549	2,595
Loyalty program liability	420	485
Alternative minimum tax (AMT) credit carryforwards	457	456
Postretirement benefits other than pensions	170	291
Rent expense	160	256
Gains from lease transactions	107	213
Reorganization items	35	53
Other	638	911
Total deferred tax assets	5,945	9,347
Valuation allowance	(25)	(13)
Net deferred tax assets	5,920	9,334

Deferred tax liabilities:
Accelerated depreciation and amortization	(4,999)	(7,101)
Other	(274)	(335)
Total deferred tax liabilities	(5,273)	(7,436)
Net deferred tax asset	$647	$1,898
At December 31, 2017, American had approximately $10.6 billion of federal NOLs carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which American expects to be available for use in 2018. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $10.0 billion, substantially all of which is expected to be available for use in 2018. The federal NOL Carryforwards will expire beginning in 2022 if unused. American also had approximately $3.2 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2017, which will expire in years 2018 through 2037 if unused. American’s ability to deduct its NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. Substantially all of American’s remaining federal NOL Carryforwards attributable to US Airways Group are subject to limitation under Section 382; however, American’s ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. American elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.5 billion (with $8.6 billion of unlimited NOL still remaining at December 31, 2017) of its federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. Similar limitations may apply for state income tax purposes. American’s ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another future ownership change occurs. Under the Section 382 limitation, cumulative stock ownership changes among material stockholders exceeding 50% during a rolling three-year period can potentially limit a company’s future use of NOLs and tax credits. See Part I, Item 1A. Risk Factors – “Our ability to utilize our NOL Carryforwards may be limited” for unaudited additional discussion of this risk.
At December 31, 2017, American had an AMT credit carryforward of approximately $452 million available for federal income tax purposes, which is now expected to be refunded in 2019 and 2020 as a result of the repeal of corporate AMT.
In 2017, American recorded an income tax provision of $1.3 billion, with an effective rate of approximately 41%, which was substantially non-cash as American utilized the NOLs described above. Substantially all of American’s income before income taxes is attributable to the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

American is part of the AAG consolidated income tax return. American files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. American’s 2014 through 2016 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and American is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. American believes that the effect of any assessments will not be material to its consolidated financial statements.
The amount of, and changes to, American’s uncertain tax positions were not material in any of the years presented. American accrues interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively.
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act is the most comprehensive tax change in more than 30 years. As of December 31, 2017, American has not completed its evaluation of the 2017 Tax Act; however, to the extent possible, American has made a reasonable estimate of its effects, including the impact of lower corporate income tax rates (21% vs. 35%) on its deferred tax assets and liabilities and the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. For the year ended December 31, 2017, American recognized a special income tax expense of $93 million to reflect these impacts of the 2017 Tax Act.
The 2017 Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation regulations by the Treasury and Internal Revenue Service. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Accordingly, American has not yet been able to make a reasonable estimate of the impact of certain items and continues to account for those items based on the tax laws in effect prior to the 2017 Tax Act.
As further interpretations, clarifications and amendments to the 2017 Tax Act are made, American’s future financial statements could be materially impacted.
5.  Risk Management
American’s economic prospects are heavily dependent upon two variables it cannot control: the health of the economy and the price of fuel.
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, American’s revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by American’s competitors, all of which in turn have had, and may have in the future, a negative effect on American’s business. In addition, during challenging economic times, actions by its competitors to increase their revenues can have an adverse impact on American’s revenues.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(b) Interest Rate Risk
American has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $9.6 billion principal amount of long-term debt as of December 31, 2017 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on American’s variable rate debt was 3.4% at December 31, 2017. American does not currently have an interest rate hedge program.
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
American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$186	$186	$—	$—
Corporate obligations	1,620	—	1,620	—
Bank notes/certificates of deposit/time deposits	2,662	—	2,662	—
Repurchase agreements	300	—	300	—
	4,768	186	4,582	—
Restricted cash and short-term investments (1)	318	108	210	—
Total	$5,086	$294	$4,792	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $700 million of bank notes/certificates of deposit/time deposits and $341 million of corporate obligations.

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
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$23,294	$24,029	$22,577	$23,181

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Other Investments
American has an approximate 25% ownership interest in Republic Airways Holdings Inc. (Republic), which it received in the second quarter of 2017 in consideration for its unsecured claim in Republic’s bankruptcy case. This ownership interest is accounted for under the equity method and American’s portion of Republic’s financial results is recognized within other, net on the consolidated statements of operations. In 2017, American recognized $544 million of regional expense from its capacity purchase agreement with Republic.
Additionally, in the third quarter of 2017, American acquired 2.7% of the outstanding shares of China Southern Airlines Company Limited for $203 million. Since American’s subscription agreement restricts the sale or transfer of these shares for three years, American accounts for this investment under the cost method.
These investments are reflected within other assets on American’s consolidated balance sheets.
7.  Employee Benefit Plans
American sponsors defined benefit and defined contribution pension plans for eligible employees. The defined benefit pension plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen and American began providing enhanced benefits under its defined contribution pension plans for certain employee groups. American uses a December 31 measurement date for all of its defined benefit pension plans. American also provides certain retiree medical and other postretirement benefits, including health care and life insurance benefits, to retired employees. Effective November 1, 2012, American modified its retiree medical and other postretirement benefits plans to eliminate the company subsidy for employees who retire on or after November 1, 2012. As a result of modifications to its retiree medical and other postretirement benefits plans in 2012, American recognized a negative plan amendment of $1.9 billion, which is included as a component of prior service benefit in OCI and will be amortized over the future service life of the active plan participants for whom the benefit was eliminated, or approximately eight years. As of December 31, 2017, $631 million of prior service benefit remains to be amortized.
Benefit Obligations, Fair Value of Plan Assets and Funded Status
The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and a statement of funded status as of December 31, 2017 and 2016:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Benefit obligation at beginning of period	$17,148	$16,310	$990	$1,129
Service cost	2	2	4	3
Interest cost	717	746	39	47
Actuarial (gain) loss (1) (2)	1,007	725	49	(104)
Plan amendments	—	—	—	7
Settlements	(4)	(2)	—	—
Benefit payments	(723)	(633)	(80)	(92)
Other	28	—	8	—
Benefit obligation at end of period	$18,175	$17,148	$1,010	$990

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Fair value of plan assets at beginning of period	$9,968	$9,660	$266	$253
Actual return on plan assets	1,788	911	37	22
Employer contributions (3)	286	32	72	83
Settlements	(4)	(2)	—	—
Benefit payments	(723)	(633)	(80)	(92)
Other	25	—	—	—
Fair value of plan assets at end of period	$11,340	$9,968	$295	$266
Funded status at end of period	$(6,835)	$(7,180)	$(715)	$(724)

(1)	The December 31, 2017 and 2016 pension actuarial loss primarily relates to weighted average discount rate assumption changes and changes to American’s mortality assumptions.

(2)
The December 31, 2017 retiree medical and other postretirement benefits actuarial (gain) loss primarily relates to plan experience adjustments, weighted average discount rate assumption changes and changes to American’s mortality assumptions and as of December 31, 2016, also includes medical trend and cost assumption changes.

(3)
During 2017, American contributed $286 million to its defined benefit pension plans, including supplemental contributions of $261 million in addition to a $25 million minimum required cash contribution.

Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
As of December 31,
Current liability	$10	$7	$88	$97
Noncurrent liability	6,825	7,173	627	627
Total liabilities	$6,835	$7,180	$715	$724

Net actuarial loss (gain)	$5,337	$5,472	$(388)	$(429)
Prior service cost (benefit)	159	188	(600)	(837)
Total accumulated other comprehensive loss (income), pre-tax	$5,496	$5,660	$(988)	$(1,266)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Projected benefit obligation	$18,144	$17,119	$—	$—
Accumulated benefit obligation (ABO)	18,135	17,108	—	—
Accumulated postretirement benefit obligation	—	—	1,010	990
Fair value of plan assets	11,307	9,936	295	266
ABO less fair value of plan assets	6,828	7,172	—	—
Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
	(In millions)
Defined benefit plans:
Service cost	$2	$2	$1	$4	$3	$3
Interest cost	717	746	733	39	47	50
Expected return on assets	(786)	(747)	(848)	(21)	(20)	(19)
Settlements	1	—	1	—	—	—
Amortization of:
Prior service cost (benefit)	28	28	28	(237)	(240)	(243)
Unrecognized net loss (gain)	144	125	111	(23)	(16)	(9)
Net periodic benefit cost (income)	106	154	26	(238)	(226)	(218)
Defined contribution plan cost	844	761	657	N/A	N/A	N/A
Total cost (income)	$950	$915	$683	$(238)	$(226)	$(218)
The estimated amount of unrecognized actuarial net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $171 million.
The estimated amount of unrecognized actuarial net gain and prior service benefit for the retiree medical and other postretirement benefits plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $258 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Assumptions
The following actuarial assumptions were used to determine American’s benefit obligations and net periodic benefit cost for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2017	2016	2017	2016
Benefit obligations:
Weighted average discount rate	3.80%	4.30%	3.60%	4.10%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Net periodic benefit cost:
Weighted average discount rate	4.30%	4.70%	4.30%	4.10%	4.42%	4.00%
Weighted average expected rate of return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	4.19%	4.25%	5.21%

(1)	The weighted average health care cost trend rate at December 31, 2017 is assumed to decline gradually to 3.76% by 2025 and remain level thereafter.
As of December 31, 2017, American’s estimate of the long-term rate of return on plan assets was 8% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs.
A one percentage point change in the assumed health care cost trend rates would have the following effects on American’s retiree medical and other postretirement benefits plans (in millions):

	1% Increase	1% Decrease
Increase (decrease) on 2017 service and interest cost	$2	$(2)
Increase (decrease) on benefit obligation as of December 31, 2017	54	(51)
Minimum Contributions
American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and various other laws for U.S. based plans as well as under funding rules specific to countries where American maintains defined benefit plans. Based on current funding assumptions, American has minimum required contributions of $39 million for 2018. American expects to make supplemental contributions of $425 million to its U.S. based defined benefit pension plans in 2018. The minimum funding obligation for American’s U.S. based defined benefit pension plans was subject to temporary favorable rules that expired at the end of 2017. American’s pension funding obligations are likely to increase materially beginning in 2019, when American will be required to make contributions relating to the 2018 fiscal year. The amount of these obligations will depend on the performance of American’s investments held in trust by the pension plans, interest rates for determining liabilities, the amount of and timing of any supplemental contributions and American’s actuarial experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2018	2019	2020	2021	2022	2023-2027
Pension benefits	$712	$750	$795	$839	$879	$4,951
Retiree medical and other postretirement benefits	96	92	80	75	70	314
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
Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range
Equity	65% - 90%
Public:
U.S. Large	20% - 50%
U.S. Small/Mid	0% - 10%
International	17% - 27%
Emerging Markets	5% - 11%
Alternative Investments	5% - 20%
Fixed Income	15% - 40%
Public:
U.S. Long Duration	15% - 30%
High Yield and Emerging Markets	0% - 10%
Private Income	0% - 10%
Other	0% - 5%
Cash Equivalents	0% - 5%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

at net asset value which is determined by the issuer at the end of each month and is based on the aggregate fair value of trust assets less liabilities, divided by the number of units outstanding. No changes in valuation techniques or inputs occurred during the year.
Benefit Plan Assets Measured at Fair Value on a Recurring Basis
The fair value of American’s pension plan assets at December 31, 2017 and 2016, by asset category, are as follows (in millions):

	Fair Value Measurements as of December 31, 2017
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$28	$—	$—	$28
Equity securities:
International markets (a) (b)	3,837	—	—	3,837
Large-cap companies (b)	2,451	—	—	2,451
Mid-cap companies (b)	744	—	—	744
Small-cap companies (b)	125	—	—	125
Fixed income:
Corporate bonds (c)	—	2,344	—	2,344
Government securities (d)	—	238	—	238
U.S. municipal securities	—	39	—	39
Alternative instruments:
Private equity partnerships (e)	—	—	14	14
Private equity partnerships measured at net asset value (e) (g)	—	—	—	879
Common/collective trusts (f)	—	315	—	315
Common/collective trusts and 103-12 Investment Trust measured at net asset value (f) (g)	—	—	—	283
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	44	—	—	44
Due to/from brokers for sale of securities – net	3	—	—	3
Other liabilities – net	(6)	—	—	(6)
Total	$7,226	$2,936	$16	$11,340

a)	Holdings are diversified as follows: 17% United Kingdom, 11% Japan, 9% France, 6% Switzerland, 16% emerging markets and the remaining 41% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)
Includes approximately 76% investments in corporate debt with a S&P rating lower than A and 24% investments in corporate debt with a S&P rating A or higher. Holdings include 85% U.S. companies, 12% international companies and 3% emerging market companies.

d)
Includes approximately 27% investments in U.S. domestic government securities, 43% in emerging market government securities and 30% in international government securities. There are no significant foreign currency risks within this classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

e)
Includes limited partnerships that invest primarily in U.S. (94%) and European (6%) buyout opportunities of a range of privately held companies. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its net asset value, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $903 million over the next ten years.

f)
Investment includes 42% in a collective interest trust investing primarily in short-term securities, 40% in an emerging market 103-12 Investment Trust with investments in emerging country equity securities, 10% in Canadian segregated balanced value, income growth and diversified pooled funds and 8% in a common/collective trust investing in securities of smaller companies located outside the U.S., including developing markets. For some trusts, requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

g)
Certain investments that are measured using net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the notes to the consolidated financial statements.

	Fair Value Measurements as of December 31, 2016
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$573	$—	$—	$573
Equity securities:
International markets (a) (b)	3,232	—	—	3,232
Large-cap companies (b)	2,253	—	—	2,253
Mid-cap companies (b)	371	—	—	371
Small-cap companies (b)	6	—	—	6
Fixed income:
Corporate bonds (c)	—	2,337	—	2,337
Government securities (d)	—	150	—	150
U.S. municipal securities	—	37	—	37
Alternative instruments:
Private equity partnerships (e)	—	—	21	21
Private equity partnerships measured at net asset value (e) (g)	—	—	—	703
Common/collective trusts (f)	—	32	—	32
Common/collective trusts and 103-12 Investment Trust measured at net asset value (f) (g)	—	—	—	227
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	40	—	—	40
Due to/from brokers for sale of securities – net	(9)	—	—	(9)
Other liabilities – net	(7)	—	—	(7)
Total	$6,459	$2,556	$23	$9,968

a)
Holdings are diversified as follows: 15% United Kingdom, 12% Japan, 10% France, 7% Switzerland, 6% Netherlands, 17% other emerging markets and the remaining 33% with no concentration greater than 5% in any one country.

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

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2017, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2016	$21	$2
Actual loss on plan assets:
Relating to assets still held at the reporting date	(4)	—
Purchases	1	—
Sales	(1)	—
Transfers out	(3)	—
Ending balance at December 31, 2017	$14	$2
Changes in fair value measurements of Level 3 investments during the year ended December 31, 2016, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2015	$16	$2
Actual return on plan assets:
Relating to assets sold during the period	7	—
Purchases	7	—
Sales	(9)	—
Ending balance at December 31, 2016	$21	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The fair value of American’s retiree medical and other postretirement benefits plans assets at December 31, 2017 by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2017
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$5	$—	$—	$5
Mutual funds – AAL Class	—	290	—	290
Total	$5	$290	$—	$295
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
Investments in the retiree medical and other postretirement benefits plans’ mutual funds are valued by quoted prices on the active market, which is fair value and represents the net asset value of the shares of such funds as of the close of business at the end of the period. At December 31, 2017, these funds were invested in an AAL Class mutual fund, in which trading is restricted only to American, resulting in a fair value classification of Level 2. At December 31, 2016, these investments were part of an Institutional Class of mutual funds and were actively traded on the open market resulting in a fair value classification of Level 1. Investments include approximately 30% and 27% of investments in non-U.S. common stocks in 2017 and 2016, respectively. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.
Profit Sharing Program
American accrues 5% of its pre-tax income excluding special items for its profit sharing program. For the year ended December 31, 2017, American accrued $241 million for this program, which will be distributed to employees in the first quarter of 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

8.  Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2015	$(3,831)	$(9)	$(991)		$(4,831)
Other comprehensive income (loss) before reclassifications	(461)	9	166		(286)
Amounts reclassified from AOCI	(102)	—	37	(2)	(65)
Net current-period other comprehensive income (loss)	(563)	9	203		(351)
Balance at December 31, 2016	(4,394)	—	(788)		(5,182)
Other comprehensive income (loss) before reclassifications	(27)	(1)	14		(14)
Amounts reclassified from AOCI	(87)	—	32	(2)	(55)
Net current-period other comprehensive income (loss)	(114)	(1)	46		(69)
Balance at December 31, 2017	$(4,508)	$(1)	$(742)		$(5,251)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the consolidated statement of operations.
Reclassifications out of AOCI for the years ended December 31, 2017 and 2016 are as follows (in millions):

	Amount reclassified from AOCI		Affected line items on the consolidated statement of operations
	Year Ended December 31,
AOCI Components	2017	2016
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(132)	$(134)	Salaries, wages and benefits
Actuarial loss	77	69	Salaries, wages and benefits
Total reclassifications for the period, net of tax	$(55)	$(65)
Amounts allocated to OCI for income taxes as further described in Note 4 will remain in AOCI until American ceases all related activities, such as termination of the pension plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

9.  Commitments, Contingencies and Guarantees
(a) Aircraft and Engine Purchase Commitments
Under all of American’s aircraft and engine purchase agreements, its total future commitments as of December 31, 2017 are expected to be as follows (approximately, in millions):

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Payments for aircraft commitments and certain engines (1)	$1,826	$2,730	$2,730	$2,858	$2,138	$1,482	$13,764

(1)
These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted a security interest in its purchase deposits with Boeing. American’s purchase deposits held by all manufacturers totaled $1.2 billion as of December 31, 2017.

(b) Operating Leases and Other
American leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2017, American had 410 aircraft under operating leases, with remaining terms ranging from three months to approximately 12 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.
As of December 31, 2017, obligations under noncancellable operating leases for future minimum lease payments are as follows (approximately, in millions):

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Future minimum lease payments	$2,178	$1,966	$1,776	$1,331	$1,155	$3,253	$11,659
Mainline and regional rent expense, excluding landing fees, was $2.8 billion in 2017 and $2.7 billion in each of 2016 and 2015.
Additionally, American has purchase commitments related to jet fuel, facility construction projects and information technology support as follows (approximately): $2.0 billion in 2018, $1.4 billion in 2019, $890 million in 2020 and $950 million in 2021.
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
As of December 31, 2017, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2018 to 2027, with rights of American to extend the respective terms of certain agreements. See Part I, Item 2. Properties for unaudited information on the aircraft operated by third-party regional carriers under such capacity purchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

As of December 31, 2017, American’s minimum fixed obligations under its capacity purchase agreements with third-party regional carriers are as follows (approximately, in millions):

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Minimum fixed obligations under capacity purchase agreements with third-party regional carriers (1)	$1,457	$1,311	$1,063	$866	$699	$2,073	$7,469

(1)
Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. These obligations also include the portion of American’s future obligations representing the lease of aircraft for accounting purposes in the amount of approximately $377 million in 2018, $355 million in 2019, $320 million in 2020, $282 million in 2021, $239 million in 2022 and $699 million in 2023 and thereafter.

(d) Off-Balance Sheet Arrangements
Aircraft
American currently operates 387 owned aircraft and 113 leased aircraft which were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft scheduled to be delivered or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2017, $11.9 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities. American generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates American to absorb decreases in value or entitles American to participate in increases in the value of the aircraft. American does not provide residual value guarantees to the bondholders or equity participants in the trusts. Some leases have a fair market value or a fixed price purchase option that allows American to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, American does not participate in any increases in the value of the aircraft. American concluded it is not the primary beneficiary under these arrangements. Therefore, American accounts for the majority of its EETC leveraged lease financings as operating leases. American’s total future obligations to the trusts of each of the relevant EETCs under these leveraged lease financings are $572 million as of December 31, 2017, which are included in the future minimum lease payments table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Letters of Credit and Other
American provides financial assurance, such as letters of credit, surety bonds or restricted cash and investments, to primarily support projected workers’ compensation obligations and airport commitments. As of December 31, 2017, American had $448 million of letters of credit and surety bonds securing various obligations, of which $88 million is collateralized with its restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2022.
(e) Legal Proceedings
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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of December 31, 2017, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to American but rather will be distributed to former AMR stockholders.
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
Private Party Antitrust Action. Subsequent to announcement of the delivery of CIDs by the DOJ, American, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity, although Southwest has entered into a settlement with the plaintiffs that is pending approval by the court. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia. On October 28, 2016, the Court denied a motion by the airline defendants to dismiss all claims in the class actions. These lawsuits are in their relatively early stages and American intends to defend these matters vigorously.
Private Party Antitrust Action Related to the Merger. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, Inc., alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On May 12, 2017, defendants filed a motion for summary judgment. On June 23, 2017, plaintiffs filed an opposition to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

defendants’ motion and cross-motion for summary judgment. Briefing of the parties’ respective motions concluded on September 1, 2017; a hearing date has not yet been set. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.
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
(f) Guarantees and Indemnifications
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
American is required to make principal and interest payments for certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment, which are leased to American. The payment of principal and interest of certain special facility revenue bonds is guaranteed by American. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

December 31, 2017, the remaining lease payments through 2035 guaranteeing the principal and interest on these bonds are $589 million, which are accounted for as operating leases.
As of December 31, 2017, American had issued guarantees covering AAG’s $500 million aggregate principal amount of 6.125% senior notes due 2018, $750 million aggregate principal amount of 5.50% senior notes due 2019 and $500 million aggregate principal amount of 4.625% senior notes due 2020.
(g) Credit Card Processing Agreements
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
(h) Labor Negotiations
As of December 31, 2017, American employed approximately 103,100 active full-time equivalent employees. Approximately 84% of employees are covered by collective bargaining agreements with various labor unions. Negotiations for joint collective bargaining agreements covering American’s maintenance, fleet service, stock clerks, maintenance control technicians and maintenance training instructors employees are continuing. There is no assurance that a successful or timely resolution of these labor negotiations will be achieved.
(i) Other
As a result of the terrorist attacks of September 11, 2001 and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act (the Stabilization Act), American recorded a liability for these terrorist attacks claims equal to the related insurance receivable due to American. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from these terrorist attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. As of December 31, 2017, claims relating to this matter have been substantially resolved and the remaining liability and the amount of the offsetting receivable are not material.
10.  Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Non-cash investing and financing activities:
Equity investment	$120	$—	$—
Settlement of bankruptcy obligations	15	3	63
Capital lease obligations	—	—	5
Supplemental information:
Interest paid, net	942	867	787
Income taxes paid	18	14	19
11.  Operating Segments and Related Disclosures
American is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes American and AAG’s wholly-owned and third-party regional carriers that fly under capacity purchase agreements operating as American Eagle. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. Financial information and annual operational plans and forecasts are prepared and reviewed by the chief

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

operating decision maker at the consolidated level. When making operational decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but is indifferent to the results of the individual regional carriers. The objective in making operational decisions is to maximize consolidated financial results, not the individual results of American or American Eagle.
American’s operating revenues by geographic region as defined by the U.S. Department of Transportation (DOT) are summarized below (in millions):

	Year Ended December 31,
	2017	2016	2015
DOT Domestic	$29,600	$28,603	$28,709
DOT Latin America	5,422	4,995	5,539
DOT Atlantic	5,059	4,769	5,146
DOT Pacific	2,114	1,796	1,544
Total operating revenues	$42,195	$40,163	$40,938
American attributes operating revenues by geographic region based upon the origin and destination of each flight segment. American’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.
12.  Share-based Compensation
The 2013 AAG Incentive Award Plan (the 2013 Plan) provides that awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalent award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right. The 2013 Plan initially authorized the grant of awards for the issuance of up to 40 million shares. Any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are settled in cash (in whole or in part) without the delivery of shares will again be available for grant.
American’s salaries, wages and benefits expense for the years ended December 31, 2017, 2016 and 2015 included $90 million, $102 million and $274 million, respectively, of share-based compensation costs. Of the 2015 amount, $198 million was related to awards granted to certain employees in connection with the Merger and recorded in special items, net on the accompanying consolidated statements of operations.
During 2017, 2016 and 2015, AAG withheld approximately 1.1 million, 1.4 million and 7.0 million shares of AAG common stock, respectively, and paid approximately $51 million, $56 million and $306 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Stock-settled RSU award activity for all plans for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2014	21,342	$26.43
Granted	2,213	46.62
Vested and released	(17,163)	25.20
Forfeited	(785)	27.12
Outstanding at December 31, 2015	5,607	$38.08
Granted	2,655	41.34
Vested and released	(2,754)	34.83
Forfeited	(321)	40.15
Outstanding at December 31, 2016	5,187	$41.48
Granted	2,309	48.58
Vested and released	(2,708)	39.63
Forfeited	(464)	44.48
Outstanding at December 31, 2017	4,324	$46.94
As of December 31, 2017, there was $121 million of unrecognized compensation cost related to stock-settled RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of stock-settled RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $123 million, $107 million and $750 million, respectively.
(b) Stock Appreciation Rights (SARs)
AAG assumed US Airways Group’s outstanding SARs in connection with the Merger using an exchange ratio of one to one. These SARs were granted with an exercise price equal to the underlying common stock’s fair value at the date of each grant, have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to ten years. During 2017, 2016 and 2015, 0.8 million, 1.7 million and 3.0 million SARs, respectively, were exercised at weighted average exercise prices of $15.71, $14.49 and $12.09, respectively, for a total intrinsic value of $27 million, $49 million and $102 million, respectively. As of December 31, 2017, AAG had 1.2 million SARs outstanding with an aggregate intrinsic value of $54 million and weighted average exercise price of $8.08 that expire between 2018 and 2020 if unexercised.
(c) ASU 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
This ASU simplified the accounting for share-based payment award transactions including the financial statement presentation of excess tax benefits and deficiencies. American adopted this ASU during the second quarter of 2016, which resulted in the recognition of $418 million of previously unrecognized excess tax benefits in deferred tax assets and an increase to retained earnings on the consolidated balance sheet as of the beginning of 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

13.  Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Changes Charged to Statement of Operations Accounts	Write-offs (Net of Recoveries)	Sales, Retirements and Transfers	Balance at End of Year
Allowance for obsolescence of spare parts
Year ended December 31, 2017	$720	$18	$—	$(21)	$717
Year ended December 31, 2016	689	28	—	3	720
Year ended December 31, 2015	638	42	—	9	689
Allowance for uncollectible accounts
Year ended December 31, 2017	$35	$41	$(55)	$—	$21
Year ended December 31, 2016	37	47	(49)	—	35
Year ended December 31, 2015	14	45	(22)	—	37
14.  Quarterly Financial Data (Unaudited)
Unaudited summarized financial data by quarter for 2017 and 2016 (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Operating revenues	$9,621	$11,102	$10,875	$10,597
Operating expenses	9,017	9,575	9,650	9,921
Operating income	604	1,527	1,225	676
Net income	263	827	649	183

2016
Operating revenues	$9,427	$10,360	$10,591	$9,786
Operating expenses	8,104	8,603	9,159	8,995
Operating income	1,323	1,757	1,432	791
Net income	710	972	758	341
American’s fourth quarter 2017 results include $384 million of total net special items that principally included a $123 million charge for the $1,000 cash bonus and associated payroll taxes granted to mainline employees as of December 31, 2017 in recognition of the 2017 Tax Act, $81 million of Merger integration expenses, $58 million of fleet restructuring expenses, a $20 million net charge resulting from fair value adjustments to bankruptcy obligations and a $93 million special non-cash charge to income tax expense to reflect the impact on American’s deferred tax assets and liabilities resulting from the 2017 Tax Act.
American’s fourth quarter 2016 results include $273 million of total net special items that principally included $121 million of Merger integration expenses, $104 million of fleet restructuring expenses and a $47 million net charge resulting from fair value adjustments to bankruptcy obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

15.  Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	December 31,
	2017	2016
AAG (1)	$10,968	$8,981
AAG’s wholly-owned subsidiaries (2)	(2,146)	(2,171)
Total	$8,822	$6,810

(1)	The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s share repurchase and dividend programs.

(2)
The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

Pursuant to a capacity purchase agreement between American and AAG’s wholly-owned regional airlines operating as American Eagle, American purchases all of the capacity from these carriers and recognizes passenger revenue from flights operated by American Eagle. In 2017, 2016 and 2015, American recognized expense of approximately $1.7 billion, $1.5 billion and $1.2 billion, respectively, related to wholly-owned regional airline capacity purchase agreements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of December 31, 2017 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are still in the process of integrating certain processes, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. For the year ended December 31, 2017, there has been no change in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of December 31, 2017.
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
Management assessed the effectiveness of AAG’s and American’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control – Integrated Framework (2013 Framework).
Based on our assessment and those criteria, AAG’s and American’s management concludes that AAG and American, respectively, maintained effective internal control over financial reporting as of December 31, 2017.

AAG’s and American’s independent registered public accounting firm has issued an attestation report on the effectiveness of AAG’s and American’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Airlines Group Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited American Airlines Group Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    KPMG LLP
Dallas, Texas
February 21, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
American Airlines, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited American Airlines, Inc.’s and subsidiaries’ (American) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, American maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of American as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
American’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on American’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to American in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    KPMG LLP
Dallas, Texas
February 21, 2018

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

4.12
Schedule I (Pursuant to Instruction 2 to Item 601 of Regulation S-K, this Schedule I contains a list of documents applicable to the financing of the Aircraft in connection with the offering of the Class B Certificates, which documents are substantially identical to those filed herewith as Exhibits 4.6, 4.7, 4.8, 4.9, 4.10 and 4.11 to Exhibit 99.2 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400). Schedule I sets forth the details by which such documents differ from the corresponding Exhibits) (incorporated by reference to Exhibit 99.2 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.13
Trust Supplement No. 2013-2C, dated as of December 20, 2013, among American Airlines, Inc. and Wilmington Trust Company, as Class C Trustee, to the Pass Through Trust Agreement, dated as of March 12, 2013 (incorporated by reference to Exhibit 4.2 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.14
Form of Pass Through Trust Certificate, Series 2013-2C (incorporated by reference to Exhibit A to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

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

4.20
Schedule I (Pursuant to Instruction 2 to Item 601 of Regulation S-K, this Schedule I contains a list of documents applicable to the financing of the Aircraft in connection with the offering of the Class C Certificates, which documents are substantially identical to those filed herewith as Exhibits 4.14, 4.17 and 4.20. Schedule I sets forth the details by which such documents differ from the corresponding Exhibits) (incorporated by reference to Exhibit 99.2 to AMR’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

Exhibit Number	Description
4.21
Indenture, dated as of May 24, 2013, between American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.) and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.22
First Supplemental Indenture, dated as of May 24, 2013, among American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.), American Airlines, Inc. (as successor in interest to US Airways, Inc.) and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.23
Second Supplemental Indenture dated as of December 9, 2013, among American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.) and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of May 24, 2013 (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

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

4.38	Form of 6.125% Senior Notes due 2018 (incorporated by reference to Exhibit A to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).
4.39	Form of 5.50% Senior Notes due 2019 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on September 26, 2014 (Commission File No. 1-8400)).
4.40	Form of 4.625% Senior Notes due 2020 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on March 12, 2015 (Commission File No. 1-8400)).
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

4.48
Form of Pass Through Trust Certificate, Series 2015-1A (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.49
Form of Pass Through Trust Certificate, Series 2015-1B (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

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

4.57
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit B to Exhibit 4.6 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.58
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.59
Form of Pass Through Trust Certificate, Series 2015-2AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.60
Form of Pass Through Trust Certificate, Series 2015-2A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.61
Form of Pass Through Trust Certificate, Series 2015-2B (incorporated by reference to Exhibit A to Exhibit 4.4 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

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

4.65
Note Purchase Agreement, dated as of April 24, 2013, among American Airlines, Inc. (as successor in interest to US Airways, Inc.) Wilmington Trust Company, as Pass Through Trustee, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

4.66
Assumption Agreement, dated as of December 30, 2015, by American Airlines, Inc. for the benefit of Wilmington Trust Company, as pass through trustee, subordination agent, and paying agent, and Wilmington Trust, National Association, as escrow agent, in each case, under the Note Purchase Agreement, dated as of April 24, 2013, among American Airlines, Inc. (as successor in interest to US Airways, Inc.), Wilmington Trust Company, Wilmington Trust, National Association and Wilmington Trust Company (incorporated by reference to Exhibit 10.2 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

4.67
Form of Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (incorporated by reference to Exhibit 4.13 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

4.68
Form of Trust Indenture and Security Agreement among American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

4.69
Form of Amendment No. 1 to Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Exhibit A to Note Purchase Agreement) (incorporated by reference to Exhibit 4.8 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

4.70
Form of Amendment No. 1 to Trust Indenture and Security Agreement among American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.9 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

4.71
Amended and Restated Guarantee, dated as of March 31, 2014, from American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.) relating to obligations of US Airways under the equipment notes relating to its Series 2013-1 Pass Through Certificates (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

4.72
Form of Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Schedule I to Amendment No. 1 to Note Purchase Agreement (2012-2)) (incorporated by reference to Exhibit 4.10 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

4.73
Form of Trust Indenture and Security Agreement among American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee (Schedule II to Amendment No. 1 to Note Purchase Agreement (2012-2)) (incorporated by reference to Exhibit 4.11 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

4.74
Form of Participation Agreement (Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

4.75
Form of Indenture (Trust Indenture and Security Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.15 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

4.76
Amended and Restated Guarantee, dated as of March 31, 2014, from American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.) relating to obligations of US Airways under the equipment notes relating to its Series 2010-1 Pass Through Certificates (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

Exhibit Number	Description
4.77
Form of Participation Agreement (Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

4.78
Form of Indenture (Trust Indenture and Security Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

4.79
Guarantee, dated as of June 28, 2011, from American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.) (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

4.80
Amended and Restated Guarantee, dated as of March 31, 2014, from American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.) relating to obligations of US Airways under the equipment notes relating to its Series 2011-1 Pass Through Certificates (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

4.81
Form of Participation Agreement (Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 1-08444)).

4.82
Form of Indenture (Trust Indenture and Security Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 1-08444)).

4.83
Amended and Restated Guarantee, dated as of March 31, 2014, from American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.) relating to obligations of US Airways under the equipment notes relating to its Series 2012-1 Pass Through Certificates (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

4.84
Form of Participation Agreement (Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit B to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 1-08444)).

4.85
Form of Indenture (Trust Indenture and Security Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 1-08444)).

4.86
Amended and Restated Guarantee, dated as of March 31, 2014, from American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.) relating to obligations of US Airways under the equipment notes relating to its Series 2012-2 Pass Through Certificates (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-8400)).

4.87
Form of Assumption Agreement, dated as of December 30, 2015, by American Airlines, Inc. for the benefit of Wilmington Trust Company, as Indenture Trustee, to (i) each Participation Agreement between, among others, American Airlines, Inc. (as successor in interest to US Airways, Inc.) and Wilmington Trust Company, as Indenture Trustee, entered into pursuant to the 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 EETC note purchase agreements and (ii) each Trust Indenture and Security Agreement, between, among others, American Airlines, Inc. (as successor in interest to US Airways, Inc.), and Wilmington Trust Company, as Indenture Trustee entered into pursuant to the 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 EETC note purchase agreements (incorporated by reference to Exhibit 10.3 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

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

4.93
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit B to Exhibit 4.6 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.94
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.95
Form of Pass Through Trust Certificate, Series 2016-1AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.96
Form of Pass Through Trust Certificate, Series 2016-1A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.97
Form of Pass Through Trust Certificate, Series 2016-1B (incorporated by reference to Exhibit A to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

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

4.109
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit B to Exhibit 4.9 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.110
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.9 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.111
Form of Pass Through Trust Certificate, Series 2016-2AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.112
Form of Pass Through Trust Certificate, Series 2016-2A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

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
4.120
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (included in Exhibit B to Exhibit 4.6 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.121
Form of First Amendment to Participation Agreement (First Amendment to Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (included in Exhibit D to Exhibit 4.6 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.122
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (included in Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.123
Form of First Amendment to Indenture and Security Agreement (First Amendment to Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (included in Exhibit E to Exhibit 4.6 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.124	Form of Pass Through Trust Certificate, Series 2016-2B (included in Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).
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

4.129
Amended and Restated Intercreditor Agreement (2016-3), dated as of October 4, 2017, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2016-3AA, as Trustee of the American Airlines Pass Through Trust 2016-3A and as Trustee of the American Airlines Pass Through Trust 2016-3B, KfW IPEX-Bank GmbH, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on October 5, 2017 (Commission File No. 1-2691)).

4.130
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

4.133
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
4.134
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

4.136
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (included in Exhibit C to Exhibit 4.9) (incorporated by reference to Exhibit C to Exhibit 4.9 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.137
Form of Pass Through Trust Certificate, Series 2016-3AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.138
Form of Pass Through Trust Certificate, Series 2016-3A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

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

4.140
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

4.141
Trust Supplement No. 2017-1AA, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.142
Trust Supplement No. 2017-1A, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014, (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.143
Trust Supplement No. 2017-1B, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.144
Intercreditor Agreement (2017-1), dated as of January 13, 2017, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2017-1AA, as Trustee of the American Airlines Pass Through Trust 2017-1A and as Trustee of the American Airlines Pass Through Trust 2017-1B, Citibank N.A., as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.145
Deposit Agreement (Class AA), dated as of January 13, 2017, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.146
Deposit Agreement (Class A), dated as of January 13, 2017, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.147
Deposit Agreement (Class B), dated as of January 13, 2017, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.148
Escrow and Paying Agent Agreement (Class AA), dated as of January 13, 2017, among Wilmington Trust, National Association, as Escrow Agent, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2017-1AA, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

Exhibit Number	Description
4.149
Escrow and Paying Agent Agreement (Class A), dated as of January 13, 2017, among Wilmington Trust, National Association, as Escrow Agent, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2017-1A, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.10 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.150
Escrow and Paying Agent Agreement (Class B), dated as of January 13, 2017, among Wilmington Trust, National Association, as Escrow Agent, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2017-1A, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.151
Note Purchase Agreement, dated as of January 13, 2017, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.152
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit B to Exhibit 4.12 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.153
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.154
Form of Pass Through Trust Certificate, Series 2017-1AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.155
Form of Pass Through Trust Certificate, Series 2017-1A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.156
Form of Pass Through Trust Certificate, Series 2017-1B (incorporated by reference to Exhibit A to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.157
Revolving Credit Agreement (2017-1AA), dated as of January 13, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-1AA, as Borrower, and Citibank N.A., as Liquidity Provider (incorporated by reference to Exhibit 4.18 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.158
Revolving Credit Agreement (2017-1A), dated as of January 13, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-1A, as Borrower, and Citibank N.A., as Liquidity Provider (incorporated by reference to Exhibit 4.19 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.159
Revolving Credit Agreement (2017-1B), dated as of January 13, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-1B, as Borrower, and Citibank N.A., as Liquidity Provider (incorporated by reference to Exhibit 4.20 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.160
Acknowledgment and Agreement (2017-1), dated as of March 31, 2017, by and among American Airlines Inc., Citibank, N.A., as initial Liquidity Provider, National Australia Bank Limited, as Replacement Liquidity Provider, and Wilmington Trust Company, as Subordination Agent and trustee (incorporated by reference to Exhibit 4.20 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-8400)).

4.161
Revolving Credit Agreement (2017-1AA), dated as of March 31, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-1AA, as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.21 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-8400)).

4.162
Revolving Credit Agreement (2017-1A), dated as of March 31, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-1A, as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.22 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-8400)).

4.163
Revolving Credit Agreement (2017-1B), dated as of March 31, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-1B, as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.23 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-8400)).

Exhibit Number	Description
4.164
Form of American Airlines Group Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.1 to AAG’s Registration Statement on Form S-3ASR filed on February 22, 2017 (Commission File No. 333-216167).

4.165
Form of American Airlines, Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.2 to AAG’s Registration Statement on Form S-3ASR filed on February 22, 2017 (Commission File No. 333-216167).

4.166
Trust Supplement No. 2017-2AA, dated as of August 14, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.167
Trust Supplement No. 2017-2A, dated as of August 14, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.168
Intercreditor Agreement (2017-2), dated as of August 14, 2017, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2017-2AA and as Trustee of the American Airlines Pass Through Trust 2017-2A, National Australia Bank Limited, as Class AA Liquidity Provider and Class A Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.169
Deposit Agreement (Class AA), dated as of August 14, 2017, between Wilmington Trust, National Association, as Escrow Agent, and Natixis S.A., acting through its New York Branch, as Depositary (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.170
Deposit Agreement (Class A), dated as of August 14, 2017, between Wilmington Trust, National Association, as Escrow Agent, and Natixis S.A., acting through its New York Branch, as Depositary (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.171
Escrow and Paying Agent Agreement (Class AA), dated as of August 14, 2017, among Wilmington Trust, National Association, as Escrow Agent, Goldman Sachs & Co. LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2017-2AA, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.172
Escrow and Paying Agent Agreement (Class A), dated as of August 14, 2017, among Wilmington Trust, National Association, as Escrow Agent, Goldman Sachs & Co. LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2017-2A, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.173
Note Purchase Agreement, dated as of August 14, 2017, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.174
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit B to Exhibit 4.9 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.175
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.9 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.176
Form of Pass Through Trust Certificate, Series 2017-2AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.177
Form of Pass Through Trust Certificate, Series 2017-2A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.178
Revolving Credit Agreement (2017-2AA), dated as of August 14, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-2AA, as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

Exhibit Number	Description
4.179
Revolving Credit Agreement (2017-2A), dated as of August 14, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-2A, as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.180
Trust Supplement No. 2016-3B, dated as of October 4, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 5, 2017 (Commission File No. 1-2691)).

4.181
Amended and Restated Note Purchase Agreement, dated as of October 4, 2017, amending the Note Purchase Agreement, dated as of October 3, 2016, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on October 5, 2017 (Commission File No. 1-2691)).

4.182
Form of First Amendment to Participation Agreement (First Amendment to Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit A to Exhibit 4.4 to American’s Current Report on Form 8-K filed on October 5, 2017 (Commission File No. 1-2691)).

4.183
Form of First Amendment to Indenture and Security Agreement (First Amendment to Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit E to Exhibit 4.6 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.184
Form of First Amendment to Indenture and Security Agreement (First Amendment to Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit B to Exhibit 4.4 to American’s Current Report on Form 8-K filed on October 5, 2017 (Commission File No. 1-2691)).

4.185
Form of Pass Through Trust Certificate, Series 2016-3B (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 5, 2017 (Commission File No. 1-2691)).

4.186
Revolving Credit Agreement (2016-3B), dated as of October 4, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-3B, as Borrower, and KfW IPEX-Bank GmbH, as Liquidity Provider 3B (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on October 5, 2017 (Commission File No. 1-2691)).

4.187
Trust Supplement No. 2017-2B, dated as of October 5, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.188
Amended and Restated Intercreditor Agreement (2017-2), dated as of October 5, 2017, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2017-2AA, as Trustee of the American Airlines Pass Through Trust 2017-2A and as Trustee of the American Airlines Pass Through Trust 2017-2B, National Australia Bank Limited, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.189
Deposit Agreement (Class B), dated as of October 5, 2017, between Wilmington Trust, National Association, as Escrow Agent, and Natixis S.A., acting through its New York Branch, as Depositary (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.190
Escrow and Paying Agent Agreement (Class B), dated as of October 5, 2017, among Wilmington Trust, National Association, as Escrow Agent, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as the representatives of the underwriters named therein, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2017-2B, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.191
Amended and Restated Note Purchase Agreement, dated as of October 5, 2017, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

Exhibit Number	Description
4.192
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit B to Exhibit 4.6 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.193
Form of First Amendment to Participation Agreement (First Amendment to Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit D to Exhibit 4.6 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.194
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.195
Form of Pass Through Trust Certificate, Series 2017-2B (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.196
Revolving Credit Agreement (2017-2B), dated as of October 5, 2017, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2017-2B, as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

10.1
Amended and Restated Credit and Guaranty Agreement, dated as of December 15, 2016, amending the Loan Agreement, dated as of May 23, 2013, among American Airlines, Inc. (as successor in interest to US Airways, Inc., as borrower), as the borrower, American Airlines Group Inc., as parent and guarantor (as successor in interest to US Airways Group, Inc., as parent and guarantor), the lenders from time to time party thereto, Citibank N.A., as administrative agent and collateral agent (as successor in interest to Citicorp North America Inc., as administrative agent and collateral agent), and certain other parties thereto. (incorporated by reference to Exhibit 10.1 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 1-8400)).

10.2
First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of November 14, 2017, amending the Amended and Restated Credit and Guaranty Agreement, dated as of December 15, 2016, amending the Loan Agreement, dated as of May 23, 2013, among American Airlines, Inc. (as successor in interest to US Airways, Inc., as borrower), as the borrower, American Airlines Group Inc., as parent and guarantor (as successor in interest to US Airways Group, Inc., as parent and guarantor), the lenders from time to time party thereto, Citibank N.A., as administrative agent and collateral agent (as successor in interest to Citicorp North America Inc., as administrative agent and collateral agent), and certain other parties thereto.

10.3
First Amendment and Restatement Agreement, dated as of April 20, 2015, in relation to the Credit and Guaranty Agreement, dated as of October 10, 2014 (as amended), among American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.), American Airlines, Inc. (as successor in interest to US Airways, Inc.), the Revolving Lenders (as defined therein) party thereto, the 2015 Term Loan Lenders (as defined therein) party thereto and Citibank N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).

10.4
First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of October 26, 2015, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc. (as successor in interest to US Airways, Inc.), American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.), the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.6 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-8400)).

10.5
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

10.6
Third Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of June 14, 2017, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-8400)).

10.7
Fourth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of August 21, 2017, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto.**

Exhibit Number	Description
10.8
First Amendment and Restatement Agreement, dated as of May 21, 2015, in relation to the Credit and Guaranty Agreement, dated as of June 27, 2013 (as amended), among American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.), American Airlines, Inc. (as successor in interest to US Airways, Inc.), the Revolving Lenders (as defined therein) party thereto, the 2015 Term Loan Lenders (as defined therein) party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).

10.9
First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of October 26, 2015, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc. (as successor in interest to US Airways, Inc.), American Airlines Group Inc., (as successor in interest to US Airways Group, Inc .), the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.8 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-8400)).

10.10
Second Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of March 14, 2017, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-8400)).

10.11
Third Amendment to the Amended and Restated Credit And Guaranty Agreement, dated as of August 21, 2017, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and certain other parties thereto.**

10.12
Purchase Agreement No. 3219, dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.29 to American’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).*

10.13
Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, certain other subsidiaries of American Airlines Group Inc., as guarantors, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q filed on July 22, 2016 (Commission File No. 1-8400)).

10.14
First Amendment to Credit and Guaranty Agreement, dated as of October 31, 2016, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.81 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 1-8400)).

10.15
Second Amendment to the Credit and Guaranty Agreement, dated as of August 21, 2017, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent, and certain other parties thereto.**

10.16
Third Amendment to Credit and Guaranty Agreement, dated as of November 1, 2017, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, Barclays Bank PLC, as administrative agent.

10.17
Supplemental Agreement No. 2, dated as of July 21, 2010, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-8400)).*

10.18
Supplemental Agreement No. 3, dated as of February 1, 2013, to Purchase Agreement No. 3219 between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.19
Supplemental Agreement No. 4, dated as of June 9, 2014, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc. dated as of October 15, 2008, Relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.20
Supplemental Agreement No. 5, dated as of January 20, 2015, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc., dated as of October 15, 2008, Relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-8400)).*

Exhibit Number	Description
10.21
Supplemental Agreement No. 6, dated as of April 21, 2015, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company, dated as of October 15, 2008, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.22
Supplemental Agreement No. 7, dated as of September 12, 2016, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).*

10.23
Supplemental Agreement No. 8, dated as of January 26, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-8400)).*

10.24
Supplemental Agreement No. 9, dated as of April 24, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-8400)).*

10.25
Supplemental Agreement No. 10, dated as of May 11, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-8400)).*

10.26
A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

10.27
Amendment No. 1, dated as of January 11, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.8 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.28
Amendment No. 2, dated as of May 30, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S, dated as of July 20, 2011 (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).*

10.29
Amendment No. 3, dated as of November 20, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.27 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).*

10.30
Amendment No. 4, dated as of June 18, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.31
Amendment No. 5, dated as of June 24, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.32
Amendment No. 6, dated as of July 1, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.33
Amendment No. 7, dated as of November 25, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.51 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).*

10.34
Amendment No. 8, dated as of June 11, 2015, to the A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.35
Amendment No. 9, dated as of September 23, 2015, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-8400)).*

10.36
Purchase Agreement No. 03735, dated as of February 1, 2013, between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.7 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

Exhibit Number	Description
10.37
Supplemental Agreement No. 1, dated as of April 15, 2013, to Purchase Agreement No. 03735 between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).*

10.38
Supplemental Agreement No. 2, dated as of March 6, 2015, to Purchase Agreement No. 03735 between American Airlines, Inc. and The Boeing Company, dated as of February 1, 2013. Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-8400)).*

10.39
Supplemental Agreement No. 3, dated as of May 22, 2015, to Purchase Agreement No. 03735 between American Airlines, Inc. and The Boeing Company, dated as of February 1, 2013. Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.40
Letter Agreement, dated as of January 14, 2016, to Purchase Agreement No. 03735 between American Airlines, Inc. and The Boeing Company, dated as of February 1, 2013. Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 1-8400)).*

10.41
Supplemental Agreement No. 4, dated as of June 6, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2016, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-8400)).*

10.42
Supplemental Agreement No. 5, dated as of August 8, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).*

10.43
Supplemental Agreement No. 6, dated as of November 15, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.33 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 1-8400)).*

10.44
Supplemental Agreement No. 7, dated as of March 2, 2017, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-8400)).*

10.45	Supplemental Agreement No. 8, dated as of December 7, 2017, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company.**
10.46
Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and American Airlines, Inc. (as successor in interest to US Airways, Inc .), AWA and American Airlines Group Inc. (as successor in interest to US Airways Group, Inc .) (incorporated by reference to Exhibit 10.19 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.47
Amendment No. 1, dated as of October 20, 2008, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between American Airlines, Inc. (as successor in interest to US Airways, Inc .) and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

10.48
Amendment No. 2, dated as of January 16, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and American Airlines, Inc, (as successor in interest to US Airways, Inc.), AWA and American Airlines Group Inc. (as successor in interest to US Airways Group, Inc .) (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.49
Amendment No. 3, dated as of July 23, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and American Airlines, Inc. (as successor in interest to US Airways, Inc.) (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.50
Amendment No. 4, dated as of November 20, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and American Airlines, Inc. (as successor in interest to US Airways, Inc.) (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

Exhibit Number	Description
10.51
Amendment No. 5, dated as of December 20, 2013, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and American Airlines, Inc. (as successor in interest to US Airways, Inc.), including Amended and Restated Letter Agreement No. 2, Amended and Restated Letter Agreement No. 4, Third Amended and Restated Letter Agreement No. 5, Amended and Restated Letter Agreement No. 6, Amended and Restated Letter Agreement No. 7, Amended and Restated Letter Agreement No. 8-2, Second Amended and Restated Letter Agreement No. 9, Amended and Restated Letter Agreement No. 12, Amended and Restated Letter Agreement No. 13 and Amended and Restated Letter Agreement No. 14 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and American Airlines, Inc. (as successor in interest to US Airways, Inc.) (incorporated by reference to Exhibit 10.43 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).*

10.52
Second Amended and Restated Letter Agreement No. 6, dated as of July 7, 2015 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between American Airlines, Inc. (as successor in interest to US Airways, Inc.) and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-8400)).*

10.53
Third Amended and Restated Letter Agreement No. 9, dated as of April 24, 2017 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, by and between American Airlines, Inc. and Airbus S.A.S (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-8400)).*

10.54
Amendment No. 6, dated as of December 15, 2015, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and American Airlines, Inc. (as successor in interest to US Airways, Inc.) (incorporated by reference to Exhibit 10.97 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-8400)).*

10.55
Amendment No. 7, dated as of February 24, 2016 , to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and American Airlines, Inc. (as successor in interest to US Airways, Inc.) (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 1-8400)).*

10.56
Amendment No. 8, dated as of July 18, 2016, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between American Airlines, Inc. and Airbus S.A.S (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).*

10.57
Amendment No. 9, dated as of April 24, 2017, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, by and between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-8400)).*

10.58
Consent Agreement, dated as of October 5, 2015, between American Airlines, Inc. (as successor in interest to US Airways, Inc.), American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.98 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-8400)).*

10.59
AMR Corporation Amended and Restated Directors Pension Benefits Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.149 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.60
Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.127 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.61
Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.128 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.62
Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the Super Saver Plus Plan, as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.129 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.63	American Airlines Group Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 4.1 of AAG’s Form S-8 Registration Statement, filed on December 4, 2013).†
10.64	First Amendment to the American Airlines Group Inc. 2013 Incentive Award Plan.†
10.65
Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Cash-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.125 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

Exhibit Number	Description
10.66
Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.127 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.67
Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement for Director Grants (incorporated by reference to Exhibit 10.129 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.68	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).†
10.69	US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†
10.70
Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-8444)).†

10.71
US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on June 30, 2008 (Registration No. 333-152033)).†

10.72
Form of Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†

10.73
Form of Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.74
Form of Stock Appreciation Right (Stock-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.75
US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.76
Form of Stock Appreciation Right (Cash-Settled) Award Grant Notice and Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.77
Form of Stock Appreciation Right (Stock-Settled) Award Grant Notice and Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.4 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.78
2014 Short-Term Incentive Program Under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).†

10.79
Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.80
Amended and Restated Employment Agreement, dated as of November 28, 2007, among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.81
Form of Letter Agreement, dated April 25, 2017, by and between American Airlines Group Inc. and each of Robert D. Isom, Jr., Elise Eberwein, Stephen L. Johnson and Derek J. Kerr (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on May 1, 2017 (Commission File No. 1-8400)).†

10.82	Proposed Final Judgment (incorporated by reference to Exhibit 10.1 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).
10.83	Asset Preservation Order (incorporated by reference to Exhibit 10.2 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).
10.84	Supplemental Stipulated Order (incorporated by reference to Exhibit 10.3 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).
10.85	Joint Stipulation (incorporated by reference to Exhibit 10.4 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).
10.86	DOT Agreement (incorporated by reference to Exhibit 10.5 to AMR’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).

Exhibit Number	Description
10.87
Letter Agreement, dated as of April 28, 2016, between American Airlines Group Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on April 29, 2016 (Commission File No. 1-8400)).†

10.88
Transition and Separation Agreement, dated as of August 29, 2016, among J. Scott Kirby, American Airlines Group Inc. and American Airlines, Inc. (incorporated by reference to Exhibit 99.1 to AAG’s Current Report on Form 8-K filed on August 29, 2016 (Commission File No. 1-8400)).†

12.1	Computation of ratio of earnings to combined fixed charges and preferred dividends of American Airlines Group Inc. for 2017, 2016, 2015, 2014 and 2013.
12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for 2017, 2016, 2015, 2014 and 2013.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).
21.1	Significant subsidiaries of AAG and American as of December 31, 2017.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
24.1	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.
Date: February 21, 2018	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.
Date: February 21, 2018	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines Group Inc. and in the capacities and on the dates noted:

Date: February 21, 2018	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2018	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 21, 2018	/s/ James F. Albaugh
James F. Albaugh, Director

Date: February 21, 2018	/s/ Jeffrey D. Benjamin
Jeffrey D. Benjamin, Director

Date: February 21, 2018	/s/ John T. Cahill
John T. Cahill, Director

Date: February 21, 2018	/s/ Michael J. Embler
Michael J. Embler, Director

Date: February 21, 2018	/s/ Matthew J. Hart
Matthew J. Hart, Director

Date: February 21, 2018	/s/ Alberto Ibargüen
Alberto Ibargüen, Director

Date: February 21, 2018	/s/ Richard C. Kraemer
Richard C. Kraemer, Director

Date: February 21, 2018	/s/ Susan D. Kronick
Susan D. Kronick, Director

Date: February 21, 2018	/s/ Martin H. Nesbitt
Martin H. Nesbitt, Director

Date: February 21, 2018	/s/ Denise M. O’Leary
Denise M. O’Leary, Director

Date: February 21, 2018	/s/ Ray M. Robinson
Ray M. Robinson, Director

Date: February 21, 2018	/s/ Richard P. Schifter
Richard P. Schifter, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines, Inc. and in the capacities and on the dates noted:

Date: February 21, 2018	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2018	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 21, 2018	/s/ Stephen L. Johnson
Stephen L. Johnson, Director

Date: February 21, 2018	/s/ Robert D. Isom
Robert D. Isom, Director