Form 10-Q
period 2018-03-31
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2018-04-26
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2018

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
As of April 20, 2018, there were 468,152,649 shares of American Airlines Group Inc. common stock outstanding.
As of April 20, 2018, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2018

This report is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this report to “we,” “us,” “our,” the “Company” and similar terms refer to AAG and its consolidated subsidiaries. “AMR” or “AMR Corporation” refers to the Company during the period of time prior to its emergence from Chapter 11 and its acquisition of US Airways Group, Inc. (US Airways Group) on December 9, 2013. References to “US Airways Group” and “US Airways,” a subsidiary of US Airways Group, represent the entities during the period of time prior to the dissolution of those entities in connection with AAG’s internal corporate restructuring on December 30, 2015. References in this report to “mainline” refer to the operations of American only and exclude regional operations.
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Securities Act of 1933, as amended (the Securities Act), the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about our plans, objectives, expectations, intentions, estimates and strategies for the future, and other statements that are not historical facts. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors and other risks and uncertainties listed from time to time in our filings with the Securities and Exchange Commission (the SEC).
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

PART I: FINANCIAL INFORMATION
This report on Form 10-Q is filed by both AAG and American and includes the Condensed Consolidated Financial Statements of each company in Item 1A and Item 1B, respectively.

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating revenues:
Passenger	$9,480	$8,997
Cargo	227	191
Other	694	632
Total operating revenues	10,401	9,820
Operating expenses:
Aircraft fuel and related taxes	1,763	1,402
Salaries, wages and benefits	3,017	2,859
Regional expenses	1,698	1,573
Maintenance, materials and repairs	469	492
Other rent and landing fees	462	440
Aircraft rent	304	295
Selling expenses	356	318
Depreciation and amortization	445	405
Special items, net	195	119
Other	1,261	1,180
Total operating expenses	9,970	9,083
Operating income	431	737
Nonoperating income (expense):
Interest income	25	21
Interest expense, net	(265)	(257)
Other income, net	82	34
Total nonoperating expense, net	(158)	(202)
Income before income taxes	273	535
Income tax provision	87	195
Net income	$186	$340

Earnings per common share:
Basic	$0.39	$0.67
Diluted	$0.39	$0.67
Weighted average shares outstanding (in thousands):
Basic	472,297	503,902
Diluted	474,598	507,797
Cash dividends declared per common share	$0.10	$0.10
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$186	$340
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(16)	(14)
Investments	(2)	—
Total other comprehensive loss, net of tax	(18)	(14)
Total comprehensive income	$168	$326
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$297	$295
Short-term investments	4,994	4,771
Restricted cash and short-term investments	294	318
Accounts receivable, net	1,809	1,752
Aircraft fuel, spare parts and supplies, net	1,455	1,359
Prepaid expenses and other	824	651
Total current assets	9,673	9,146
Operating property and equipment
Flight equipment	40,662	40,318
Ground property and equipment	8,599	8,267
Equipment purchase deposits	1,231	1,217
Total property and equipment, at cost	50,492	49,802
Less accumulated depreciation and amortization	(16,159)	(15,646)
Total property and equipment, net	34,333	34,156
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $632 and $622, respectively	2,193	2,203
Deferred tax asset	1,581	1,816
Other assets	1,409	1,373
Total other assets	9,274	9,483
Total assets	$53,280	$52,785

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$2,793	$2,554
Accounts payable	1,953	1,688
Accrued salaries and wages	1,178	1,672
Air traffic liability	5,549	4,042
Loyalty program liability	3,176	3,121
Other accrued liabilities	2,359	2,281
Total current liabilities	17,008	15,358
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	21,946	22,511
Pension and postretirement benefits	7,259	7,497
Loyalty program liability	5,610	5,701
Other liabilities	2,475	2,498
Total noncurrent liabilities	37,290	38,207
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 467,390,481 shares issued and outstanding at March 31, 2018; 475,507,887 shares issued and outstanding at December 31, 2017	5	5
Additional paid-in capital	5,279	5,714
Accumulated other comprehensive loss	(5,172)	(5,154)
Accumulated deficit	(1,130)	(1,345)
Total stockholders’ deficit	(1,018)	(780)
Total liabilities and stockholders’ equity (deficit)	$53,280	$52,785
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$1,799	$2,250
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(779)	(1,714)
Proceeds from sale of property and equipment and other investments	22	32
Purchases of short-term investments	(1,252)	(1,922)
Sales of short-term investments	1,029	1,660
Decrease in restricted short-term investments	24	74
Net cash used in investing activities	(956)	(1,870)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	236	899
Payments on long-term debt and capital leases	(569)	(686)
Deferred financing costs	(1)	(31)
Treasury stock repurchases	(461)	(484)
Dividend payments	(48)	(51)
Other financing activities	2	4
Net cash used in financing activities	(841)	(349)
Net increase in cash and restricted cash	2	31
Cash and restricted cash at beginning of period	398	436
Cash and restricted cash at end of period (a)	$400	$467

Supplemental information:
Interest paid, net	258	255
Income taxes paid	3	4

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$297	$374
Restricted cash included in restricted cash and short-term investments	103	93
Total cash and restricted cash	$400	$467

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines Group Inc. (we, us, our and similar terms, or AAG) should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of AAG and its wholly-owned subsidiaries. AAG’s principal subsidiary is American Airlines, Inc. (American). All significant intercompany transactions have been eliminated.
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
(b) Recent Accounting Pronouncements
Standards Effective for 2018 Reporting Periods
Effective January 1, 2018, we adopted the accounting pronouncements described below.
ASU 2014-09: Revenue from Contracts with Customers (Topic 606) (the New Revenue Standard)
The New Revenue Standard applies to all companies that enter into contracts with customers to transfer goods or services. We adopted the New Revenue Standard using the full retrospective method, which resulted in the recast of prior reporting periods.
The adoption of the New Revenue Standard impacted our accounting for outstanding mileage credits earned through travel by AAdvantage loyalty program members. There was no change in accounting for sales of mileage credits to co-branded card or other partners. Prior to the adoption of the New Revenue Standard, we used the incremental cost method to account for the portion of our loyalty program liability related to mileage credits earned through travel, which were valued based on the estimated incremental cost of carrying one additional passenger. The New Revenue Standard required us to change our policy to the deferred revenue method and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned is deferred and recognized in passenger revenue upon future mileage redemption. The value of the earned mileage credits is materially greater under the deferred revenue method than the value attributed to these mileage credits under the incremental cost method.
The New Revenue Standard also required certain reclassifications, principally the reclassification of certain ancillary revenues previously classified and reported as other revenue to passenger revenue and as applicable to cargo revenue. Additionally, the New Revenue Standard required a gross presentation on the face of our condensed consolidated statement of operations for certain revenues and expenses that had previously been presented on a net basis.
See recast condensed consolidated statement of operations data for the three months ended March 31, 2017 and recast consolidated balance sheet data as of December 31, 2017 presented below for the effects of adoption.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

ASU 2017-07: Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the New Retirement Standard)
The New Retirement Standard required all components of our net periodic benefit cost (income), with the exception of service cost, previously reported within operating expenses as salaries, wages and benefits, to be reclassified and reported within nonoperating income (expense). The New Retirement Standard was applied retrospectively, which resulted in the recast of each prior reporting period presented. The adoption of the New Retirement Standard had no impact on pre-tax income or net income reported.
See recast condensed consolidated statement of operations data for the three months ended March 31, 2017 presented below for the effects of adoption.
ASU 2016-01: Financial Instruments - Overall (Subtopic 825-10)
This ASU made several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it required equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. This standard was adopted prospectively as of January 1, 2018 and resulted in a $77 million cumulative effect adjustment credit to retained earnings related to our investment in China Southern Airlines Company Limited, which was previously accounted for under the cost method.
ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash
This ASU required that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents and also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard was applied retrospectively, which resulted in the recast of the prior reporting period in the statement of cash flows. For the three months ended March 31, 2018 and 2017, $103 million and $93 million, respectively, of restricted cash is included in the total of cash and restricted cash balance at the end of period. A reconciliation of cash and restricted cash from our condensed consolidated statement of cash flows to the amounts reported within our condensed consolidated balance sheet is also included in a table below our condensed consolidated statement of cash flows.
Impacts to Prior Period Results
The effects of adoption of the New Revenue Standard and New Retirement Standard to our condensed consolidated statement of operations for the three months ended March 31, 2017 were as follows (in millions, except per share amounts):

		New Revenue Standard		New Retirement Standard
	As Reported	Deferred Revenue Method	Reclassifications	Reclassifications	As Recast
Operating revenues:
Passenger	$8,155	$170	$672	$—	$8,997
Cargo	172	—	19	—	191
Other	1,297	—	(665)	—	632
Total operating revenues	9,624	170	26	—	9,820
Total operating expenses	9,023	—	26	34	9,083
Operating income	601	170	—	(34)	737
Total nonoperating expense, net	(236)	—	—	34	(202)
Income before income taxes	365	170	—	—	535
Income tax provision	131	64	—	—	195
Net income	$234	$106	$—	$—	$340
Diluted earnings per common share	$0.46				$0.67

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

The effects of adoption of the New Revenue Standard to our December 31, 2017 consolidated balance sheet are as follows (in millions):

	As Reported	New Revenue Standard	As Recast
Deferred tax asset	$427	$1,389	$1,816
Air traffic liability	3,978	64	4,042
Current loyalty program liability	2,791	330	3,121
Noncurrent loyalty program liability	—	5,701	5,701
Total stockholders' equity (deficit)	3,926	(4,706)	(780)
Standards Effective for 2019 Reporting Periods
ASU 2016-02: Leases (Topic 842) (the New Lease Standard)
The New Lease Standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the New Revenue Standard. The New Lease Standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We will adopt the New Lease Standard effective January 1, 2019. We are currently evaluating how the adoption of the New Lease Standard will impact our consolidated financial statements. Interpretations are on-going and could have a material impact on our implementation. Currently, we expect that the adoption of the New Lease Standard will have a material impact on our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.
ASU 2018-02: Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This ASU provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings due to the U.S. federal corporate income tax rate change as a result of H.R. 1, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act). The amount of the reclassification is the difference between the amount initially charged or credited directly to other comprehensive income at the previously enacted U.S. federal corporate income tax rate that remains in accumulated other comprehensive income and the amount that would have been charged or credited directly to other comprehensive income using the newly enacted U.S. federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We expect we will adopt this standard effective January 1, 2019. The adoption of the standard may impact tax amounts stranded in accumulated other comprehensive income related to our pension and retiree medical and other postretirement benefit plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2. Special Items, Net
Special items, net on the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Fleet restructuring expenses (1)	$82	$63
Merger integration expenses (2)	59	63
Labor contract expenses	13	—
Other operating charges, net	41	(7)
Mainline operating special items, net	195	119

Regional operating special items, net	—	2

Debt refinancing and extinguishment charges	—	5
Nonoperating special items, net	—	5

Income tax special items, net (3)	22	—

(1)	Fleet restructuring expenses principally included the acceleration of depreciation and impairments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with our remaining integration projects, principally our flight attendant, human resources, payroll and technical operations integrations.

(3)	Income tax special items included a $22 million charge to income tax expense to establish a required valuation allowance related to our estimated refund for Alternative Minimum Tax (AMT) credits.
3. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Basic EPS:
Net income	$186	$340
Weighted average common shares outstanding (in thousands)	472,297	503,902
Basic EPS	$0.39	$0.67

Diluted EPS:
Net income for purposes of computing diluted EPS	$186	$340
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	472,297	503,902
Dilutive effect of stock awards	2,301	3,895
Diluted weighted average common shares outstanding	474,598	507,797
Diluted EPS	$0.39	$0.67

Restricted stock unit awards excluded from the calculation of diluted EPS because inclusion would be antidilutive (in thousands)	1	395

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

4. Share Repurchase Programs and Dividends
Since July 2014, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of March 31, 2018, there was no remaining authority to repurchase shares under our share repurchase programs.
During the three months ended March 31, 2018, we repurchased 8.4 million shares of AAG common stock for $450 million at a weighted average cost per share of $53.32. Since the inception of our share repurchase programs in July 2014, we have repurchased 270.7 million shares of AAG common stock for $11.0 billion at a weighted average cost per share of $40.63.
Our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of February 6, 2018 and paid on February 20, 2018, totaling $48 million in the first three months of 2018.
5. Revenue Recognition
(a) Revenue
Effective January 1, 2018, we adopted the New Revenue Standard using the full retrospective method, which resulted in the recast of prior reporting periods. See Recent Accounting Pronouncements in Note 1(b) above for effects of adoption on our condensed consolidated statement of operations for the three months ended March 31, 2017 and on our consolidated balance sheet as of December 31, 2017. Under the New Revenue Standard, revenue is recognized upon transfer of control of promised products or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.
The following are the significant categories comprising our reported operating revenues (in millions):

	Three Months Ended March 31,
	2018	2017
Passenger revenue:
Passenger travel	$8,630	$8,195
Loyalty revenue - travel (1)	850	802
Total passenger revenue	9,480	8,997
Cargo	227	191
Other:
Loyalty revenue - marketing services	570	514
Other revenue	124	118
Total other revenue	694	632
Total operating revenues	$10,401	$9,820

(1)
Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions for air travel awards from mileage credits earned through travel and mileage credits sold to co-branded card and other partners. See discussion of Loyalty Revenue below.

The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2018	2017
Domestic	$6,963	$6,781
Latin America	1,445	1,231
Atlantic	669	624
Pacific	403	361
Total passenger revenue	$9,480	$8,997
We attribute passenger revenue by geographic region based upon the origin and destination of each flight segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Passenger Revenue
We recognize all revenues generated from transportation on American and our regional flights operated under the brand name American Eagle, including associated baggage fees, ticketing change fees and other inflight services, as passenger revenue when transportation is provided. Ticket and other related sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the condensed consolidated balance sheets. The air traffic liability principally represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates.
The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in passenger revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. We have consistently applied this accounting method to estimate revenue from forfeited tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of our estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in passenger revenue during the period in which the evaluations are completed.
Various taxes and fees assessed on the sale of tickets to end customers are collected by us as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying condensed consolidated statements of operations and recorded as a liability until remitted to the appropriate taxing authority.
Loyalty Revenue
We currently operate the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as the Citi and Barclays US co-branded cards, hotels and car rental companies. Mileage credits can be redeemed for travel on American and other participating partner airlines as well as other non-air travel awards such as hotels and rental cars. For mileage credits earned by AAdvantage loyalty program members, we apply the deferred revenue method in accordance with the New Revenue Standard.
Mileage credits earned through travel
For mileage credits earned through travel, we apply a relative selling price approach whereby the total amount collected from each passenger ticket sale is allocated between the air transportation and the mileage credits earned. The portion of each passenger ticket sale attributable to mileage credits earned is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided. The estimated selling price of mileage credits is determined using an equivalent ticket value approach which uses historical data, including award redemption patterns by geographic region and class of service as well as similar fares as those used to settle award redemptions. The estimated selling price of miles is adjusted for an estimate of miles that will not be redeemed based on historical redemption patterns.
Mileage credits sold to co-branded cards and other partners
We sell mileage credits to participating airline partners and non-airline business partners including our co-branded card partners, under contracts with terms extending generally for one to nine years. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. We allocate the consideration received from the sale of mileage credits based on the relative selling price of each product or service delivered.
Our most significant partner agreements are our co-branded card program agreements with Citi and Barclays US that we entered into in 2016. We identified the following revenue elements in these co-branded card agreements: the transportation component; and the use of intellectual property including the American brand and access to loyalty program member lists, which is the predominant element in the agreements, as well as advertising (collectively, the marketing component). Accordingly, we recognize the marketing component in other revenue in the period of the mileage sale following the sales-based royalty method.
The transportation component represents the estimated selling price of future travel awards and is determined using the same equivalent ticket value approach described above. The portion of each mileage credit sold attributable to transportation is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

For the portion of our outstanding mileage credits that we estimate will not be redeemed, we recognize the associated value proportionally as the remaining mileage credits are redeemed. Our estimates are based on analysis of historical redemptions.
Cargo Revenue
Cargo revenue is recognized when we provide the transportation.
Other Revenue
Other revenue includes revenue associated with our loyalty program, which is comprised principally of the marketing component of mileage sales to co-branded card and other partners and other marketing related payments. For the three months ended March 31, 2018 and 2017, loyalty revenue included in other revenue was $570 million and $514 million, respectively. The accounting and recognition for the loyalty program marketing services are discussed above in Loyalty Revenue. The remaining amounts included within other revenue relate to airport clubs, advertising and vacation-related services.
(b) Contract Balances
Our significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future travel and other non-air travel awards, reported as loyalty program liability on our condensed consolidated balance sheet and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on our condensed consolidated balance sheet.

	March 31, 2018	December 31, 2017
	(In millions)
Loyalty program liability	$8,786	$8,822
Air traffic liability	5,549	4,042
Total	$14,335	$12,864
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2017	$8,822
Deferral of revenue	865
Recognition of revenue (1)	(901)
Balance at March 31, 2018 (2)	$8,786

(1)
Principally relates to revenue recognized from the redemption of mileage credits for both air and non-air travel awards. Mileage credits are combined in one homogenous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the loyalty program deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of March 31, 2018, our current loyalty program liability was $3.2 billion and represents our current estimate of revenue expected to be recognized in the next twelve months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

The air traffic liability principally represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel dates will be recognized within twelve months. For the three months ended March 31, 2018, $2.1 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

With respect to contract receivables, reflected as accounts receivable, net on the accompanying condensed consolidated balance sheet, these primarily include receivables for tickets sold to individual passengers through the use of major credit cards. These receivables are short-term, mostly settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.
6. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2018	December 31, 2017
Secured
2013 Credit Facilities, variable interest rate of 3.88%, installments through 2020	$1,825	$1,825
2014 Credit Facilities, variable interest rate of 3.74%, installments through 2021	728	728
April 2016 Credit Facilities, variable interest rate of 3.88%, installments through 2023	990	990
December 2016 Credit Facilities, variable interest rate of 3.78%, installments through 2023	1,238	1,238
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, averaging 4.25%, maturing from 2018 to 2029	11,764	11,881
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.34% to 8.48%, averaging 3.70%, maturing from 2018 to 2029	5,062	5,259
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2018 to 2035	857	857
Other secured obligations, fixed interest rates ranging from 3.81% to 12.24%, maturing from 2021 to 2028	755	773
	23,219	23,551
Unsecured
5.50% senior notes, interest only payments until due in 2019	750	750
6.125% senior notes, interest only payments until due in 2018	500	500
4.625% senior notes, interest only payments until due in 2020	500	500
	1,750	1,750
Total long-term debt and capital lease obligations	24,969	25,301
Less: Total unamortized debt discount, premium and issuance costs	230	236
Less: Current maturities	2,793	2,554
Long-term debt and capital lease obligations, net of current maturities	$21,946	$22,511
The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of March 31, 2018 (in millions):

2013 Revolving Facility	$1,200
2014 Revolving Facility	1,000
April 2016 Revolving Facility	300
Total	$2,500
The December 2016 Credit Facilities provide for a revolving credit facility that may be established in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2018 Aircraft Financing Activities
2017-2 EETCs
During the first quarter of 2018, $210 million of the $1.0 billion total net proceeds from the issuance of certain enhanced equipment trust certificates in August and October 2017 (the 2017-2 EETCs) were used to purchase equipment notes issued by American in connection with financing 4 of the 30 aircraft financed under the 2017-2 EETCs. Approximately $735 million of proceeds from the 2017-2 EETCs were used in 2017 to purchase equipment notes issued by American in connection with the financing of 24 aircraft. Interest and principal payments on equipment notes issued in connection with the 2017-2 EETCs are payable semi-annually in April and October of each year, with interest payments beginning in April 2018 and principal payments beginning in October 2018. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2017-2 EETCs. The remaining net proceeds of $73 million of 2017-2 EETCs is being held in escrow for the benefit of the holders of the 2017-2 EETCs until such time as American issues additional Series AA, A and B equipment notes to the pass-through trusts, which will purchase additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depository are not American's assets.
Certain information regarding the 2017-2 EETC equipment notes and the remaining escrowed proceeds of the 2017-2 EETCs, as of March 31, 2018, is set forth in the table below.

2017-2 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$545 million	$252 million	$221 million
Remaining escrowed proceeds	$39 million	$18 million	$16 million
Fixed interest rate per annum	3.35%	3.60%	3.70%
Maturity date	October 2029	October 2029	October 2025
7. Income Taxes
At December 31, 2017, we had approximately $10.0 billion of federal net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which we expect to be available for use in 2018. The federal NOL Carryforwards will expire beginning in 2022 if unused. We also had approximately $3.4 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2017, which will expire in years 2018 through 2037 if unused.
At December 31, 2017, we had an AMT credit carryforward of approximately $339 million available for federal income tax purposes, which is expected to be substantially refunded in 2019 and 2020 as a result of the repeal of corporate AMT.
During the three months ended March 31, 2018, we recorded an income tax provision of $87 million, which was substantially non-cash as we utilized our NOLs described above. This provision included a $22 million special income tax charge to establish a required valuation allowance related to our estimated refund for AMT credits, which is now subject to a sequestration reduction rate of approximately 6.6%. Substantially all of our income before income taxes is attributable to the United States.
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act is the most comprehensive tax change in more than 30 years. As of March 31, 2018, we have not completed our evaluation of the 2017 Tax Act; however, to the extent possible, we have made a reasonable estimate of its effects, including the impact of lower corporate income tax rates (21% vs. 35%) on our deferred tax assets and liabilities and the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

8. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2018.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2018
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$14	$14	$—	$—
Corporate obligations	1,712	—	1,712	—
Bank notes/certificates of deposit/time deposits	2,843	—	2,843	—
Repurchase agreements	425	—	425	—
	4,994	14	4,980	—
Restricted cash and short-term investments (1)	294	164	130	—
Long-term investments (3)	281	281	—	—
Total	$5,569	$459	$5,110	$—

(1)	Unrealized gains or losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $425 million of bank notes/certificates of deposit/time deposits and $145 million of corporate obligations.

(3)	Long-term investments primarily include our investment in China Southern Airlines Company Limited and are classified in other assets on our condensed consolidated balance sheets.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$24,739	$25,286	$25,065	$25,848

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2018	2017	2018	2017
Service cost	$1	$1	$1	$1
Interest cost	169	180	9	10
Expected return on assets	(226)	(197)	(6)	(5)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(59)
Unrecognized net loss (gain)	36	36	(5)	(6)
Net periodic benefit cost (income)	$(13)	$27	$(60)	$(59)
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The components of net periodic benefit income other than the service cost component are included in nonoperating other income, net in the condensed consolidated statements of operations.
During the first three months of 2018, we contributed $155 million to our defined benefit pension plans, including supplemental contributions of $116 million in addition to a $39 million minimum required contribution.
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2017	$(4,523)	$(1)	$(630)		$(5,154)
Other comprehensive loss before reclassifications	—	(2)	—		(2)
Amounts reclassified from AOCI	(21)	—	5	(2)	(16)
Net current-period other comprehensive income (loss)	(21)	(2)	5		(18)
Balance at March 31, 2018	$(4,544)	$(3)	$(625)		$(5,172)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2018	2017
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(40)	$(33)	Nonoperating other income, net
Actuarial loss	24	19	Nonoperating other income, net
Total reclassifications for the period, net of tax	$(16)	$(14)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

11. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Aircraft fuel and related taxes	$398	$318
Salaries, wages and benefits	383	345
Capacity purchases from third-party regional carriers	354	393
Maintenance, materials and repairs	80	69
Other rent and landing fees	147	152
Aircraft rent	9	9
Selling expenses	85	80
Depreciation and amortization	82	79
Special items, net	—	2
Other	160	126
Total regional expenses	$1,698	$1,573
12. Legal Proceedings
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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of March 31, 2018, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia. On October 28, 2016, the Court denied a motion by the airline defendants to dismiss all claims in the class actions. We believe these lawsuits are without merit.
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York. The complaint named as defendants US Airways Group, US Airways, AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On March 26, 2018, the Court held a hearing on motions for summary judgment filed by defendants and plaintiffs. The Court has not yet issued an order. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
13. Subsequent Events
Aircraft Purchase Commitments
In April 2018, American agreed with The Boeing Company (Boeing) to acquire an additional 47 Boeing 787 aircraft, consisting of 22 787-8 aircraft and 25 787-9 aircraft with deliveries scheduled to commence in 2020 and continue through 2026. American also has options to acquire an additional 14 Boeing 787 family aircraft in 2026 and 2027 plus, subject to satisfying certain conditions, options to acquire 14 more Boeing 787 family aircraft in 2027 and 2028. Boeing has committed to provide sale-leaseback financing (in the form of operating leases) for the 22 787-8 aircraft and backstop debt financing for the 25 787-9 aircraft. Additionally, American agreed with Boeing to defer the delivery of 40 737 MAX aircraft currently scheduled for delivery in 2020, 2021 and 2022. These aircraft are now scheduled to be delivered in 2025 and 2026.
Also, in April 2018, American and Airbus S.A.S. (Airbus) agreed to terminate the parties' A350 XWB purchase agreement and cancel the parties' obligations thereunder. American was scheduled to acquire 22 Airbus A350 aircraft with deliveries commencing in 2020 and continuing through 2024.
Share Repurchase Program and Dividend Declaration
In April 2018, we announced that our Board of Directors authorized a new $2.0 billion share repurchase program that expires on December 31, 2020. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.
Also, in April 2018, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of May 8, 2018, and payable on May 22, 2018. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended at any time at our discretion.

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating revenues:
Passenger	$9,480	$8,997
Cargo	227	191
Other	691	629
Total operating revenues	10,398	9,817
Operating expenses:
Aircraft fuel and related taxes	1,763	1,402
Salaries, wages and benefits	3,014	2,857
Regional expenses	1,682	1,569
Maintenance, materials and repairs	469	492
Other rent and landing fees	462	440
Aircraft rent	304	295
Selling expenses	356	318
Depreciation and amortization	445	405
Special items, net	195	119
Other	1,261	1,180
Total operating expenses	9,951	9,077
Operating income	447	740
Nonoperating income (expense):
Interest income	73	49
Interest expense, net	(253)	(241)
Other income, net	82	33
Total nonoperating expense, net	(98)	(159)
Income before income taxes	349	581
Income tax provision	113	212
Net income	$236	$369
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$236	$369
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(16)	(14)
Investments	(2)	—
Total other comprehensive loss, net of tax	(18)	(14)
Total comprehensive income	$218	$355
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$283	$287
Short-term investments	4,984	4,768
Restricted cash and short-term investments	294	318
Accounts receivable, net	1,865	1,755
Receivables from related parties, net	9,405	8,822
Aircraft fuel, spare parts and supplies, net	1,387	1,294
Prepaid expenses and other	820	647
Total current assets	19,038	17,891
Operating property and equipment
Flight equipment	40,340	39,993
Ground property and equipment	8,329	8,006
Equipment purchase deposits	1,230	1,217
Total property and equipment, at cost	49,899	49,216
Less accumulated depreciation and amortization	(15,860)	(15,354)
Total property and equipment, net	34,039	33,862
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $632 and $622, respectively	2,193	2,203
Deferred tax asset	1,757	2,071
Other assets	1,309	1,283
Total other assets	9,350	9,648
Total assets	$62,427	$61,401

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$2,297	$2,058
Accounts payable	1,884	1,625
Accrued salaries and wages	1,126	1,613
Air traffic liability	5,549	4,042
Loyalty program liability	3,176	3,121
Other accrued liabilities	2,266	2,209
Total current liabilities	16,298	14,668
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	20,669	21,236
Pension and postretirement benefits	7,214	7,452
Loyalty program liability	5,610	5,701
Other liabilities	2,429	2,456
Total noncurrent liabilities	35,922	36,845
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,740	16,716
Accumulated other comprehensive loss	(5,269)	(5,251)
Accumulated deficit	(1,264)	(1,577)
Total stockholder’s equity	10,207	9,888
Total liabilities and stockholder’s equity	$62,427	$61,401
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$1,262	$1,696
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(762)	(1,695)
Proceeds from sale of property and equipment and other investments	19	31
Purchases of short-term investments	(1,244)	(1,920)
Sales of short-term investments	1,029	1,660
Decrease in restricted short-term investments	24	74
Net cash used in investing activities	(934)	(1,850)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	236	899
Payments on long-term debt and capital leases	(569)	(686)
Deferred financing costs	(1)	(31)
Other financing activities	2	4
Net cash provided by (used in) financing activities	(332)	186
Net increase (decrease) in cash and restricted cash	(4)	32
Cash and restricted cash at beginning of period	390	424
Cash and restricted cash at end of period (a)	$386	$456

Supplemental information:
Interest paid, net	246	243
Income taxes paid	3	4

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$283	$363
Restricted cash included in restricted cash and short-term investments	103	93
Total cash and restricted cash	$386	$456

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines, Inc. (American) should be read in conjunction with the consolidated financial statements contained in American’s Annual Report on Form 10-K for the year ended December 31, 2017. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.
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
(b) Recent Accounting Pronouncements
Standards Effective for 2018 Reporting Periods
Effective January 1, 2018, American adopted the accounting pronouncements described below.
ASU 2014-09: Revenue from Contracts with Customers (Topic 606) (the New Revenue Standard)
The New Revenue Standard applies to all companies that enter into contracts with customers to transfer goods or services. American adopted the New Revenue Standard using the full retrospective method, which resulted in the recast of prior reporting periods.
The adoption of the New Revenue Standard impacted American’s accounting for outstanding mileage credits earned through travel by AAdvantage loyalty program members. There was no change in accounting for sales of mileage credits to co-branded card or other partners. Prior to the adoption of the New Revenue Standard, American used the incremental cost method to account for the portion of its loyalty program liability related to mileage credits earned through travel, which were valued based on the estimated incremental cost of carrying one additional passenger. The New Revenue Standard required American to change its policy to the deferred revenue method and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned is deferred and recognized in passenger revenue upon future mileage redemption. The value of the earned mileage credits is materially greater under the deferred revenue method than the value attributed to these mileage credits under the incremental cost method.
The New Revenue Standard also required certain reclassifications, principally the reclassification of certain ancillary revenues previously classified and reported as other revenue to passenger revenue and as applicable to cargo revenue. Additionally, the New Revenue Standard required a gross presentation on the face of American’s condensed consolidated statement of operations for certain revenues and expenses that had previously been presented on a net basis.
See recast condensed consolidated statement of operations data for the three months ended March 31, 2017 and recast consolidated balance sheet data as of December 31, 2017 presented below for the effects of adoption.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

ASU 2017-07: Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the New Retirement Standard)
The New Retirement Standard required all components of American’s net periodic benefit cost (income), with the exception of service cost, previously reported within operating expenses as salaries, wages and benefits, to be reclassified and reported within nonoperating income (expense). The New Retirement Standard was applied retrospectively, which resulted in the recast of each prior reporting period presented. The adoption of the New Retirement Standard had no impact on pre-tax income or net income reported.
See recast condensed consolidated statement of operations data for the three months ended March 31, 2017 presented below for the effects of adoption.
ASU 2016-01: Financial Instruments - Overall (Subtopic 825-10)
This ASU made several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it required equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. This standard was adopted prospectively as of January 1, 2018 and resulted in a $77 million cumulative effect adjustment credit to retained earnings related to American's investment in China Southern Airlines Company Limited, which was previously accounted for under the cost method.
ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash
This ASU required that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents and also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard was applied retrospectively, which resulted in the recast of the prior reporting period in the statement of cash flows. For the three months ended March 31, 2018 and 2017, $103 million and $93 million, respectively, of restricted cash is included in the total of cash and restricted cash balance at the end of period. A reconciliation of cash and restricted cash from American's condensed consolidated statement of cash flows to the amounts reported within its condensed consolidated balance sheet is also included in a table below its condensed consolidated statement of cash flows.
Impacts to Prior Period Results
The effects of adoption of the New Revenue Standard and New Retirement Standard to American’s condensed consolidated statement of operations for the three months ended March 31, 2017 were as follows (in millions):

		New Revenue Standard		New Retirement Standard
	As Reported	Deferred Revenue Method	Reclassifications	Reclassifications	As Recast
Operating revenues:
Passenger	$8,155	$170	$672	$—	$8,997
Cargo	172	—	19	—	191
Other	1,294	—	(665)	—	629
Total operating revenues	9,621	170	26	—	9,817
Total operating expenses	9,017	—	26	34	9,077
Operating income	604	170	—	(34)	740
Total nonoperating expense, net	(193)	—	—	34	(159)
Income before income taxes	411	170	—	—	581
Income tax provision	148	64	—	—	212
Net income	$263	$106	$—	$—	$369

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The effects of adoption of the New Revenue Standard to American’s December 31, 2017 consolidated balance sheet are as follows (in millions):

	As Reported	New Revenue Standard	As Recast
Deferred tax asset	$682	$1,389	$2,071
Air traffic liability	3,978	64	4,042
Current loyalty program liability	2,791	330	3,121
Noncurrent loyalty program liability	—	5,701	5,701
Total stockholder’s equity (deficit)	14,594	(4,706)	9,888
Standards Effective for 2019 Reporting Periods
ASU 2016-02: Leases (Topic 842) (the New Lease Standard)
The New Lease Standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the New Revenue Standard. The New Lease Standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. American will adopt the New Lease Standard effective January 1, 2019. American is currently evaluating how the adoption of the New Lease Standard will impact its consolidated financial statements. Interpretations are on-going and could have a material impact on its implementation. Currently, American expects that the adoption of the New Lease Standard will have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.
ASU 2018-02: Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This ASU provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings due to the U.S. federal corporate income tax rate change as a result of H.R. 1, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act). The amount of the reclassification is the difference between the amount initially charged or credited directly to other comprehensive income at the previously enacted U.S. federal corporate income tax rate that remains in accumulated other comprehensive income and the amount that would have been charged or credited directly to other comprehensive income using the newly enacted U.S. federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. American expects it will adopt this standard effective January 1, 2019. The adoption of the standard may impact tax amounts stranded in accumulated other comprehensive income related to American's pension and retiree medical and other postretirement benefit plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2. Special Items, Net
Special items, net on the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Fleet restructuring expenses (1)	$82	$63
Merger integration expenses (2)	59	63
Labor contract expenses	13	—
Other operating charges, net	41	(7)
Mainline operating special items, net	195	119

Regional operating special items, net	—	2

Debt refinancing and extinguishment charges	—	5
Nonoperating special items, net	—	5

Income tax special items, net (3)	30	—

(1)	Fleet restructuring expenses principally included the acceleration of depreciation and impairments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with American's remaining integration projects, principally its flight attendant, human resources, payroll and technical operations integrations.

(3)
Income tax special items included a $30 million charge to income tax expense to establish a required valuation allowance related to American's estimated refund for Alternative Minimum Tax (AMT) credits.

3. Revenue Recognition
(a) Revenue
Effective January 1, 2018, American adopted the New Revenue Standard using the full retrospective method, which resulted in the recast of prior reporting periods. See Recent Accounting Pronouncements in Note 1(b) above for effects of adoption on American's condensed consolidated statement of operations for the three months ended March 31, 2017 and on American's consolidated balance sheet as of December 31, 2017. Under the New Revenue Standard, revenue is recognized upon transfer of control of promised products or services to American's customers in an amount that reflects the consideration it expects to receive in exchange for those products or services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The following are the significant categories comprising American's reported operating revenues (in millions):

	Three Months Ended March 31,
	2018	2017
Passenger revenue:
Passenger travel	$8,630	$8,195
Loyalty revenue - travel (1)	850	802
Total passenger revenue	9,480	8,997
Cargo	227	191
Other:
Loyalty revenue - marketing services	570	514
Other revenue	121	115
Total other revenue	691	629
Total operating revenues	$10,398	$9,817

(1)
Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions for air travel awards from mileage credits earned through travel and mileage credits sold to co-branded card and other partners. See discussion of Loyalty Revenue below.

The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2018	2017
Domestic	$6,963	$6,781
Latin America	1,445	1,231
Atlantic	669	624
Pacific	403	361
Total passenger revenue	$9,480	$8,997
American attributes passenger revenue by geographic region based upon the origin and destination of each flight segment.
Passenger Revenue
American recognizes all revenues generated from transportation on American and its regional flights operated under the brand name American Eagle, including associated baggage fees, ticketing change fees and other inflight services, as passenger revenue when transportation is provided. Ticket and other related sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the condensed consolidated balance sheets. The air traffic liability principally represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates.
The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in passenger revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of American's historical data. American has consistently applied this accounting method to estimate revenue from forfeited tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of American's estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in passenger revenue during the period in which the evaluations are completed.
Various taxes and fees assessed on the sale of tickets to end customers are collected by American as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying condensed consolidated statements of operations and recorded as a liability until remitted to the appropriate taxing authority.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Loyalty Revenue
American currently operates the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as the Citi and Barclays US co-branded cards, hotels and car rental companies. Mileage credits can be redeemed for travel on American and other participating partner airlines as well as other non-air travel awards such as hotels and rental cars. For mileage credits earned by AAdvantage loyalty program members, American applies the deferred revenue method in accordance with the New Revenue Standard.
Mileage credits earned through travel
For mileage credits earned through travel, American applies a relative selling price approach whereby the total amount collected from each passenger ticket sale is allocated between the air transportation and the mileage credits earned. The portion of each passenger ticket sale attributable to mileage credits earned is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided. The estimated selling price of mileage credits is determined using an equivalent ticket value approach which uses historical data, including award redemption patterns by geographic region and class of service as well as similar fares as those used to settle award redemptions. The estimated selling price of miles is adjusted for an estimate of miles that will not be redeemed based on historical redemption patterns.
Mileage credits sold to co-branded cards and other partners
American sells mileage credits to participating airline partners and non-airline business partners including American's co-branded card partners, under contracts with terms extending generally for one to nine years. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. American allocates the consideration received from the sale of mileage credits based on the relative selling price of each product or service delivered.
American's most significant partner agreements are its co-branded card program agreements with Citi and Barclays US that American entered into in 2016. American identified the following revenue elements in these co-branded card agreements: the transportation component; and the use of intellectual property including the American brand and access to loyalty program member lists, which is the predominant element in the agreements, as well as advertising (collectively, the marketing component). Accordingly, American recognizes the marketing component in other revenue in the period of the mileage sale following the sales-based royalty method.
The transportation component represents the estimated selling price of future travel awards and is determined using the same equivalent ticket value approach described above. The portion of each mileage credit sold attributable to transportation is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided.
For the portion of American's outstanding mileage credits that it estimates will not be redeemed, American recognizes the associated value proportionally as the remaining mileage credits are redeemed. American's estimates are based on analysis of historical redemptions.
Cargo Revenue
Cargo revenue is recognized when American provides the transportation.
Other Revenue
Other revenue includes revenue associated with American's loyalty program, which is comprised principally of the marketing component of mileage sales to co-branded card and other partners and other marketing related payments. For the three months ended March 31, 2018 and 2017, loyalty revenue included in other revenue was $570 million and $514 million, respectively. The accounting and recognition for the loyalty program marketing services are discussed above in Loyalty Revenue. The remaining amounts included within other revenue relate to airport clubs, advertising and vacation-related services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(b) Contract Balances
American's significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future travel and other non-air travel awards, reported as loyalty program liability on American's condensed consolidated balance sheet and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on American's condensed consolidated balance sheet.

	March 31, 2018	December 31, 2017
	(In millions)
Loyalty program liability	$8,786	$8,822
Air traffic liability	5,549	4,042
Total	$14,335	$12,864
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2017	$8,822
Deferral of revenue	865
Recognition of revenue (1)	(901)
Balance at March 31, 2018 (2)	$8,786

(1)
Principally relates to revenue recognized from the redemption of mileage credits for both air and non-air travel awards. Mileage credits are combined in one homogenous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the loyalty program deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of March 31, 2018, American's current loyalty program liability was $3.2 billion and represents American's current estimate of revenue expected to be recognized in the next twelve months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

The air traffic liability principally represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel dates will be recognized within twelve months. For the three months ended March 31, 2018, $2.1 billion of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2017.
With respect to contract receivables, reflected as accounts receivable, net on the accompanying condensed consolidated balance sheet, these primarily include receivables for tickets sold to individual passengers through the use of major credit cards. These receivables are short-term, mostly settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2018	December 31, 2017
Secured
2013 Credit Facilities, variable interest rate of 3.88%, installments through 2020	$1,825	$1,825
2014 Credit Facilities, variable interest rate of 3.74%, installments through 2021	728	728
April 2016 Credit Facilities, variable interest rate of 3.88%, installments through 2023	990	990
December 2016 Credit Facilities, variable interest rate of 3.78%, installments through 2023	1,238	1,238
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, averaging 4.25%, maturing from 2018 to 2029	11,764	11,881
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.34% to 8.48%, averaging 3.70%, maturing from 2018 to 2029	5,062	5,259
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.50%, maturing from 2018 to 2035	828	828
Other secured obligations, fixed interest rates ranging from 3.81% to 12.24%, maturing from 2021 to 2028	754	772
Total long-term debt and capital lease obligations	23,189	23,521
Less: Total unamortized debt discount, premium and issuance costs	223	227
Less: Current maturities	2,297	2,058
Long-term debt and capital lease obligations, net of current maturities	$20,669	$21,236
The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of March 31, 2018 (in millions):

2013 Revolving Facility	$1,200
2014 Revolving Facility	1,000
April 2016 Revolving Facility	300
Total	$2,500
The December 2016 Credit Facilities provide for a revolving credit facility that may be established in the future.
2018 Aircraft Financing Activities
2017-2 EETCs
During the first quarter of 2018, $210 million of the $1.0 billion total net proceeds from the issuance of certain enhanced equipment trust certificates in August and October 2017 (the 2017-2 EETCs) were used to purchase equipment notes issued by American in connection with financing 4 of the 30 aircraft financed under the 2017-2 EETCs. Approximately $735 million of proceeds from the 2017-2 EETCs were used in 2017 to purchase equipment notes issued by American in connection with the financing of 24 aircraft. Interest and principal payments on equipment notes issued in connection with the 2017-2 EETCs are payable semi-annually in April and October of each year, with interest payments beginning in April 2018 and principal payments beginning in October 2018. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2017-2 EETCs. The remaining net proceeds of $73 million of 2017-2 EETCs is being held in escrow for the benefit of the holders of the 2017-2 EETCs until such time as American issues additional Series AA, A and B equipment notes to the pass-through trusts, which will purchase additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depository are not American's assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Certain information regarding the 2017-2 EETC equipment notes and the remaining escrowed proceeds of the 2017-2 EETCs, as of March 31, 2018, is set forth in the table below.

2017-2 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$545 million	$252 million	$221 million
Remaining escrowed proceeds	$39 million	$18 million	$16 million
Fixed interest rate per annum	3.35%	3.60%	3.70%
Maturity date	October 2029	October 2029	October 2025
5. Income Taxes
At December 31, 2017, American had approximately $10.6 billion of federal net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which, American expects to be available for use in 2018. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $10.0 billion, substantially all of which is expected to be available for use in 2018. The federal NOL Carryforwards will expire beginning in 2022 if unused. American also had approximately $3.2 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2017, which will expire in years 2018 through 2037 if unused.
At December 31, 2017, American had an AMT credit carryforward of approximately $452 million available for federal income tax purposes.
During the three months ended March 31, 2018, American recorded an income tax provision of $113 million, which was substantially non-cash as American utilized the NOLs described above. This provision included a $30 million special income tax charge to establish a required valuation allowance related to American's estimated refund for AMT credits, which is now subject to a sequestration reduction rate of approximately 6.6%. Substantially all of American’s income before income taxes is attributable to the United States.
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act is the most comprehensive tax change in more than 30 years. As of March 31, 2018, American has not completed its evaluation of the 2017 Tax Act; however, to the extent possible, American has made a reasonable estimate of its effects, including the impact of lower corporate income tax rates (21% vs. 35%) on its deferred tax assets and liabilities and the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.
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
As further interpretations, clarifications and amendments to the 2017 Tax Act are made, American's future financial statements could be materially impacted.
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2018
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$4	$4	$—	$—
Corporate obligations	1,712	—	1,712	—
Bank notes/certificates of deposit/time deposits	2,843	—	2,843	—
Repurchase agreements	425	—	425	—
	4,984	4	4,980	—
Restricted cash and short-term investments (1)	294	164	130	—
Long-term investments (3)	281	281	—	—
Total	$5,559	$449	$5,110	$—

(1)	Unrealized gains or losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $425 million of bank notes/certificates of deposit/time deposits and $145 million of corporate obligations.

(3)	Long-term investments primarily include American's investment in China Southern Airlines Company Limited and are classified in other assets on its condensed consolidated balance sheets.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$22,966	$23,481	$23,294	$24,029
7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2018	2017	2018	2017
Service cost	$1	$—	$1	$1
Interest cost	168	180	9	10
Expected return on assets	(225)	(196)	(6)	(5)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(59)
Unrecognized net loss (gain)	36	36	(5)	(6)
Net periodic benefit cost (income)	$(13)	$27	$(60)	$(59)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The components of net periodic benefit income other than the service cost component are included in nonoperating other income, net in the condensed consolidated statements of operations.
During the first three months of 2018, American contributed $155 million to its defined benefit pension plans, including supplemental contributions of $116 million in addition to a $39 million minimum required contribution.
8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2017	$(4,508)	$(1)	$(742)		$(5,251)
Other comprehensive loss before reclassifications	—	(2)	—		(2)
Amounts reclassified from AOCI	(21)	—	5	(2)	(16)
Net current-period other comprehensive income (loss)	(21)	(2)	5		(18)
Balance at March 31, 2018	$(4,529)	$(3)	$(737)		$(5,269)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2018	2017
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(40)	$(33)	Nonoperating other income, net
Actuarial loss	24	19	Nonoperating other income, net
Total reclassifications for the period, net of tax	$(16)	$(14)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

9. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Aircraft fuel and related taxes	$398	$318
Salaries, wages and benefits	82	75
Capacity purchases from third-party regional carriers	798	801
Maintenance, materials and repairs	2	1
Other rent and landing fees	141	146
Aircraft rent	7	7
Selling expenses	85	80
Depreciation and amortization	68	64
Special items, net	—	2
Other	101	75
Total regional expenses	$1,682	$1,569
10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	March 31, 2018	December 31, 2017
AAG (1)	$11,540	$10,968
AAG’s wholly-owned subsidiaries (2)	(2,135)	(2,146)
Total	$9,405	$8,822

(1)	The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s share repurchase and dividend programs.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of March 31, 2018, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to American but rather will be distributed to former AMR stockholders.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, postemployment benefits are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American’s motion for summary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
Private Party Antitrust Action. Subsequent to announcement of the delivery of CIDs by the DOJ, American, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity, although Southwest has entered into a settlement with the plaintiffs that is pending approval by the court. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia. On October 28, 2016, the Court denied a motion by the airline defendants to dismiss all claims in the class actions. American believes these lawsuits are without merit.
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York. The complaint named as defendants US Airways Group, US Airways, AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On March 26, 2018, the Court held a hearing on motions for summary judgment filed by defendants and plaintiffs. The Court has not yet issued an order. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

12. Subsequent Event
Aircraft Purchase Commitments
In April 2018, American agreed with The Boeing Company (Boeing) to acquire an additional 47 Boeing 787 aircraft, consisting of 22 787-8 aircraft and 25 787-9 aircraft with deliveries scheduled to commence in 2020 and continue through 2026. American also has options to acquire an additional 14 Boeing 787 family aircraft in 2026 and 2027 plus, subject to satisfying certain conditions, options to acquire 14 more Boeing 787 family aircraft in 2027 and 2028. Boeing has committed to provide sale-leaseback financing (in the form of operating leases) for the 22 787-8 aircraft and backstop debt financing for the 25 787-9 aircraft. Additionally, American agreed with Boeing to defer the delivery of 40 737 MAX aircraft currently scheduled for delivery in 2020, 2021 and 2022. These aircraft are now scheduled to be delivered in 2025 and 2026.
Also, in April 2018, American and Airbus S.A.S. (Airbus) agreed to terminate the parties' A350 XWB purchase agreement and cancel the parties' obligations thereunder. American was scheduled to acquire 22 Airbus A350 aircraft with deliveries commencing in 2020 and continuing through 2024.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of AAG and American, but rather updates disclosures made in the 2017 Form 10-K.
Background
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, we operate an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries. We have hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the first quarter of 2018, approximately 48 million passengers boarded our flights.
Financial Overview
The U.S. Airline Industry
The first quarter of 2018 marked another profitable quarter for the U.S. airline industry. Despite challenging winter weather, U.S. airlines reported positive unit revenue growth driven by continued strong demand. In international markets, particularly Atlantic and Latin America, unit revenue growth outpaced the growth of domestic markets. With respect to fuel costs, the price of Brent crude oil per barrel, which jet fuel prices tend to follow, was on average approximately 24% higher in the first quarter of 2018 as compared to the 2017 period. The average daily spot price for Brent crude oil during the first quarter of 2018 was $67 per barrel as compared to an average daily spot price of $54 per barrel during the first quarter of 2017. On a daily basis, Brent crude oil prices fluctuated during the quarter between a high of $71 per barrel to a low of $63 per barrel, and closed the quarter on March 31, 2018 at $70 per barrel. Brent crude oil prices were higher in the 2018 period due principally to reductions of global inventories driven by strong demand and continued production restraint.
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

AAG’s First Quarter 2018 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Passenger revenue	$9,480	$8,997	$483	5.4
Cargo revenue	227	191	36	18.8
Other operating revenue	694	632	62	10.0
Total operating revenues	10,401	9,820	581	5.9
Mainline and regional aircraft fuel and related taxes	2,161	1,720	441	25.7
Salaries, wages and benefits	3,017	2,859	158	5.5
Total operating expenses	9,970	9,083	887	9.8
Operating income	431	737	(306)	(41.4)
Pre-tax income	273	535	(262)	(48.9)
Income tax provision	87	195	(108)	(55.4)
Net income	186	340	(154)	(45.2)

Pre-tax income	$273	$535	$(262)	(48.9)
Adjusted for: Total pre-tax net special items (1)	195	126	69	54.8
Pre-tax income excluding special items	$468	$661	$(193)	(29.2)

(1)	See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of special items.
Pre-Tax Income and Net Income
Pre-tax income and net income were $273 million and $186 million in the first quarter of 2018, respectively. This compares to first quarter 2017 pre-tax income and net income of $535 million and $340 million, respectively. Excluding the effects of pre-tax net special items, we recognized pre-tax income of $468 million in the first quarter of 2018 as compared to $661 million in the first quarter of 2017. The quarter-over-quarter declines in our pre-tax income on both a GAAP basis and excluding pre-tax net special items were principally driven by an increase in fuel costs and higher wage rates. Fuel costs increased primarily due to a 23.6% increase in the average price per gallon of fuel. Wage rates were higher primarily due to pay increases provided to our team members, including the mid-contract pay increases for pilots and flight attendants effective in the second quarter of 2017. These increases were offset in part by higher revenues.
Revenue
In the first quarter of 2018, we reported total operating revenues of $10.4 billion, an increase of $581 million, or 5.9%, as compared to the 2017 period. Passenger revenue was $9.5 billion in the first quarter of 2018, an increase of $483 million, or 5.4%, as compared to the 2017 period. The increase in passenger revenue was due to a 3.8% quarter-over-quarter increase in revenue passenger miles (RPMs) and a 1.5% increase in yields driven by continued strong demand. International markets out-performed domestic markets, led by improved performance in Latin America.
Additionally, cargo revenue increased $36 million, or 18.8%, and other revenue, driven by higher loyalty revenue, increased $62 million, or 10.0%, as compared to the first quarter of 2017.
Our total revenue per available seat mile (TRASM) was 15.80 cents in the first quarter of 2018, a 3.5% increase as compared to 15.26 cents in the first quarter of 2017. This marks our sixth consecutive quarter of positive TRASM growth.

Fuel
Our mainline and regional fuel expense totaled $2.2 billion in the first quarter of 2018, which was $441 million, or 25.7%, higher as compared to the 2017 period. This increase was driven by a 23.6% increase in the average price per gallon of fuel to $2.10 in the first quarter of 2018 from $1.70 in the 2017 period.
As of March 31, 2018, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.
Our 2018 first quarter total cost per available seat mile (CASM) was 15.15 cents, an increase of 7.3%, from 14.12 cents in 2017. The increase was primarily driven by an increase in fuel costs and higher wage rates as described above.
Our 2018 first quarter CASM excluding special items and fuel was 11.57 cents, an increase of 2.8%, as compared to the 2017 period, also driven by higher wage rates as described above.
For a reconciliation of total CASM excluding special items and fuel, see below “Reconciliation of GAAP to Non-GAAP Financial Measures.”
Liquidity
As of March 31, 2018, we had approximately $7.8 billion in total available liquidity, consisting of $5.3 billion in unrestricted cash and short-term investments and $2.5 billion in undrawn revolving credit facilities. We also had restricted cash and short-term investments of $294 million.
During the first quarter of 2018, we returned $498 million to our stockholders, including quarterly dividend payments of $48 million and the repurchase of $450 million of common stock, or 8.4 million shares. Since our capital return program commenced in mid-2014, we have returned $11.9 billion to stockholders, including $883 million in quarterly dividend payments and $11.0 billion in share repurchases, or 270.7 million shares. In April 2018, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of May 8, 2018, and payable on May 22, 2018.
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

The following table presents the reconciliation of pre-tax income (GAAP measure) to pre-tax income excluding special items (non-GAAP measure). Management uses this non-GAAP financial measure to evaluate our current operating performance and to allow for period-to-period comparisons. As special items may vary from period-to-period in nature and amount, the adjustment to exclude special items allows management an additional tool to better understand our core operating performance.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Reconciliation of Pre-Tax Income Excluding Special Items:
Pre-tax income - GAAP	$273	$535
Pre-tax special items (1):
Operating special items, net	195	121
Nonoperating special items, net	—	5
Total pre-tax special items, net	195	126
Pre-tax income excluding special items	$468	$661
Additionally, the table below presents the reconciliation of total operating costs (GAAP measure) to total operating costs excluding special items and fuel (non-GAAP measure). Management uses total operating costs excluding special items and fuel to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. The adjustment to exclude aircraft fuel and special items allows management an additional tool to better understand and analyze our non-fuel costs and core operating performance. Amounts may not recalculate due to rounding.

	Three Months Ended March 31,
	2018	2017
Reconciliation of Total Operating Costs per Available Seat Mile (CASM) Excluding Special Items and Fuel:
(In millions)
Total operating expenses - GAAP	$9,970	$9,083
Special items: (1)
Special items, net	(195)	(119)
Regional operating special items, net	—	(2)
Fuel:
Aircraft fuel and related taxes - mainline	(1,763)	(1,402)
Aircraft fuel and related taxes - regional	(398)	(318)
Total operating expenses, excluding special items and fuel	$7,614	$7,242
(In millions)
Available Seat Miles (ASM)	65,823	64,341
(In cents)
Total operating CASM	15.15	14.12
Special items per ASM:
Special items, net (1)	(0.30)	(0.18)
Fuel per ASM:
Aircraft fuel and related taxes - mainline	(2.68)	(2.18)
Aircraft fuel and related taxes - regional	(0.60)	(0.49)
Total CASM, excluding special items and fuel	11.57	11.25

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017
Revenue passenger miles (millions) (a)	52,945	50,984	3.8%
Available seat miles (millions) (b)	65,823	64,341	2.3%
Passenger load factor (percent) (c)	80.4	79.2	1.2	pts
Yield (cents) (d)	17.90	17.65	1.5%
Passenger revenue per available seat mile (cents) (e)	14.40	13.98	3.0%
Total revenue per available seat mile (cents) (f)	15.80	15.26	3.5%
Aircraft at end of period	1,539	1,567	(1.8)%
Fuel consumption (gallons in millions)	1,030	1,013	1.6%
Average aircraft fuel price including related taxes (dollars per gallon)	2.10	1.70	23.6%
Full-time equivalent employees at end of period	128,600	124,300	3.5%
Operating cost per available seat mile (cents) (g)	15.15	14.12	7.3%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenue divided by ASMs.

(f)	Total revenue per available seat mile (TRASM) – Total revenues divided by total ASMs.

(g)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Pre-tax income and net income were $273 million and $186 million in the first quarter of 2018, respectively. This compares to the first quarter of 2017 pre-tax income and net income of $535 million and $340 million, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $468 million and $661 million in the first quarters of 2018 and 2017, respectively.
The period-over-period declines in our pre-tax income on both a GAAP basis and excluding pre-tax net special items were principally driven by an increase in fuel costs and higher wage rates, which were offset in part by higher revenues.

Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Passenger	$9,480	$8,997	$483	5.4
Cargo	227	191	36	18.8
Other	694	632	62	10.0
Total operating revenues	$10,401	$9,820	$581	5.9
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended March 31, 2017
	Three Months Ended March 31, 2018	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$9,480	3.8%	2.3%	1.2	pts	1.5%	3.0%
Passenger revenue increased $483 million, or 5.4%, in the first quarter of 2018 from the 2017 period due to a 3.8% period-over-period increase in RPMs and a 1.5% increase in yields driven by continued strong demand. International markets out-performed domestic markets, led by improved performance in Latin America.
Cargo revenue increased $36 million, or 18.8%, in the first quarter of 2018 from the 2017 period primarily driven by increases in freight volume and domestic and international freight yields.
Other revenue includes revenue associated with our loyalty program, airport clubs, advertising and vacation-related services. Other revenue increased $62 million, or 10.0%, in the first quarter of 2018 from the 2017 period due to higher revenue associated with our loyalty program. For the three months ended March 31, 2018 and 2017, loyalty revenue included in other revenue was $570 million and $514 million, respectively.
Total operating revenues in the first quarter of 2018 increased $581 million, or 5.9%, from the 2017 period driven principally by a 5.4% increase in passenger revenue as described above. Our TRASM was 15.80 cents in the first quarter of 2018, a 3.5% increase as compared to 15.26 cents in the 2017 period.

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,763	$1,402	$361	25.8
Salaries, wages and benefits	3,017	2,859	158	5.5
Maintenance, materials and repairs	469	492	(23)	(4.8)
Other rent and landing fees	462	440	22	4.9
Aircraft rent	304	295	9	3.2
Selling expenses	356	318	38	12.0
Depreciation and amortization	445	405	40	10.0
Special items, net	195	119	76	64.8
Other	1,261	1,180	81	6.8
Regional expenses:
Aircraft fuel and related taxes	398	318	80	25.0
Other	1,300	1,255	45	3.6
Total operating expenses	$9,970	$9,083	$887	9.8
Total operating expenses increased $887 million, or 9.8%, in the first quarter of 2018 from the 2017 period. The increase in operating expenses was principally driven by an increase in fuel costs and higher wage rates. See detailed explanations below relating to changes in total CASM.
Total CASM
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
The table below presents the reconciliation of total operating expenses (GAAP measure) to total operating costs excluding special items and fuel (non-GAAP measure). Management uses total operating costs excluding special items and fuel to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. The adjustment to exclude aircraft fuel and special items allows management an additional tool to better understand and analyze our non-fuel costs and core operating performance.

The major components of our total CASM and our total CASM excluding special items and fuel for the three months ended March 31, 2018 and 2017 are as follows (amounts may not recalculate due to rounding):

	Three Months Ended March 31,		Percent Increase (Decrease)
	2018	2017
	(In cents, except percentage changes)
Total CASM:
Aircraft fuel and related taxes	2.68	2.18	23.0
Salaries, wages and benefits	4.58	4.44	3.1
Maintenance, materials and repairs	0.71	0.76	(6.9)
Other rent and landing fees	0.70	0.68	2.5
Aircraft rent	0.46	0.46	0.9
Selling expenses	0.54	0.49	9.4
Depreciation and amortization	0.68	0.63	7.6
Special items, net	0.30	0.18	61.1
Other	1.92	1.83	4.4
Regional expenses:
Aircraft fuel and related taxes	0.60	0.49	22.2
Other	1.97	1.95	1.2
Total CASM	15.15	14.12	7.3
Special items, net:
Special items, net	(0.30)	(0.18)	61.1
Aircraft fuel and related taxes:
Aircraft fuel and related taxes - mainline	(2.68)	(2.18)	23.0
Aircraft fuel and related taxes - regional	(0.60)	(0.49)	22.2
Total CASM, excluding special items and fuel	11.57	11.25	2.8
Significant changes in the components of total CASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 23.0% primarily due to a 23.8% increase in the average price per gallon of fuel to $2.09 in the first quarter of 2018 from $1.69 in the 2017 period.

•	Salaries, wages and benefits per ASM increased 3.1% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017.

•
Maintenance, materials and repairs per ASM decreased 6.9% primarily due to a period-over-period decrease in costs associated with the return of leased aircraft. Additionally, maintenance costs to refurbish certain customer-facing space at airports decreased as that work was completed in 2017.

•
Selling expenses per ASM increased 9.4% primarily due to higher commission expense and credit card fees driven by the overall increase in revenues as well as an increase in flown premium tickets, which are subject to higher commission rates.

•
Depreciation and amortization per ASM increased 7.6% primarily due to new aircraft purchased in connection with our fleet renewal program. Subsequent to the first quarter of 2017, we took delivery of 44 new mainline aircraft.

•
Regional aircraft fuel and related taxes per ASM increased 22.2% primarily due to a 22.8% increase in the average price per gallon of fuel to $2.15 in the first quarter of 2018 from $1.75 in the 2017 period.

Operating Special Items, Net

	Three Months Ended March 31,
	2018	2017
	(In millions)
Fleet restructuring expenses (1)	$82	$63
Merger integration expenses (2)	59	63
Labor contract expenses	13	—
Other operating charges, net	41	(7)
Total mainline operating special items, net	195	119
Regional operating special items, net	—	2
Total operating special items, net	$195	$121

(1)	Fleet restructuring expenses principally included the acceleration of depreciation and impairments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with our remaining integration projects, principally our flight attendant, human resources, payroll and technical operations integrations.
Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Interest income	$25	$21	$4	15.4
Interest expense, net	(265)	(257)	(8)	3.0
Other income, net	82	34	48	nm(1)
Total nonoperating expense, net	$(158)	$(202)	$44	(21.6)

(1) Not meaningful.
Interest expense, net increased $8 million in the first quarter of 2018 as compared to the 2017 period primarily due to higher outstanding debt as a result of aircraft financings associated with our fleet renewal program.
Other income, net principally includes non-service related pension and other postretirement benefit plan income and costs as well as gains and losses on foreign currency transactions. Other income, net increased $48 million in the first quarter of 2018 as compared to the 2017 period primarily due to an increase in the expected return on pension plan assets. See Note 9 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for further information on employee benefit plans.
Income Taxes
In the first quarter of 2018, we recorded an income tax provision of $87 million, which was substantially non-cash due to utilization of our net operating losses (NOLs). This provision included a $22 million special income tax charge to establish a required valuation allowance related to our estimated refund for Alternative Minimum Tax (AMT) credits. Substantially all of our income before income taxes is attributable to the United States. At December 31, 2017, we had approximately $10.0 billion of federal NOLs and $3.4 billion of state NOLs, substantially all of which are expected to be available in 2018 to reduce federal and state taxable income.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

American’s Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
American realized pre-tax income of $349 million and net income of $236 million in the first quarter of 2018. This compares to the first quarter of 2017 pre-tax income of $581 million and net income of $369 million.
The period-over-period declines in American's pre-tax income were principally driven by an increase in fuel costs and higher wage rates, which were offset in part by higher revenues.
Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Passenger	$9,480	$8,997	$483	5.4
Cargo	227	191	36	18.8
Other	691	629	62	10.1
Total operating revenues	$10,398	$9,817	$581	5.9
Passenger revenue increased $483 million, or 5.4%, in the first quarter of 2018 from the 2017 period due to a period-over-period increase in RPMs and yields driven by continued strong demand. International markets out-performed domestic markets, led by improved performance in Latin America.
Cargo revenue increased $36 million, or 18.8%, in the first quarter of 2018 from the 2017 period primarily driven by increases in freight volume and domestic and international freight yields.
Other revenue includes revenue associated with American's loyalty program, airport clubs, advertising and vacation-related services. Other revenue increased $62 million, or 10.1%, in the first quarter of 2018 from the 2017 period due to higher revenue associated with American's loyalty program. For the three months ended March 31, 2018 and 2017, loyalty revenue included in other revenue was $570 million and $514 million, respectively.
Total operating revenues in the first quarter of 2018 increased $581 million, or 5.9%, from the 2017 period driven principally by a 5.4% increase in passenger revenue as described above.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,763	$1,402	$361	25.8
Salaries, wages and benefits	3,014	2,857	157	5.5
Maintenance, materials and repairs	469	492	(23)	(4.8)
Other rent and landing fees	462	440	22	4.9
Aircraft rent	304	295	9	3.2
Selling expenses	356	318	38	12.0
Depreciation and amortization	445	405	40	10.0
Special items, net	195	119	76	64.8
Other	1,261	1,180	81	6.8
Regional expenses:
Aircraft fuel and related taxes	398	318	80	25.0
Other	1,284	1,251	33	2.6
Total operating expenses	$9,951	$9,077	$874	9.6

Total operating expenses increased $874 million, or 9.6%, in the first quarter of 2018 from the 2017 period. The increase in operating expenses was principally driven by an increase in fuel costs and higher wage rates.
Significant changes in the components of American's total operating expenses are as follows:

•	Aircraft fuel and related taxes increased 25.8% primarily due to a 23.8% increase in the average price per gallon of fuel to $2.09 in the first quarter of 2018 from $1.69 in the 2017 period.

•	Salaries, wages and benefits increased 5.5% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017.

•
Maintenance, materials and repairs decreased 4.8% primarily due to a period-over-period decrease in costs associated with the return of leased aircraft. Additionally, maintenance costs to refurbish certain customer-facing space at airports decreased as that work was completed in 2017.

•
Selling expenses increased 12.0% primarily due to higher commission expense and credit card fees driven by the overall increase in revenues as well as an increase in flown premium tickets, which are subject to higher commission rates.

•
Depreciation and amortization increased 10.0% primarily due to new aircraft purchased in connection with American's fleet renewal program. Subsequent to the first quarter of 2017, American took delivery of 44 new mainline aircraft.

•	Regional aircraft fuel and related taxes increased 25.0% primarily due to a 22.8% increase in the average price per gallon of fuel to $2.15 in the first quarter of 2018 from $1.75 in the 2017 period.
Operating Special Items, Net

	Three Months Ended March 31,
	2018	2017
	(In millions)
Fleet restructuring expenses (1)	$82	$63
Merger integration expenses (2)	59	63
Labor contract expenses	13	—
Other operating charges, net	41	(7)
Total mainline operating special items, net	195	119
Regional operating special items, net	—	2
Total operating special items, net	$195	$121

(1)	Fleet restructuring expenses principally included the acceleration of depreciation and impairments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with American's remaining integration projects, principally its flight attendant, human resources, payroll and technical operations integrations.
Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Interest income	$73	$49	$24	50.1
Interest expense, net	(253)	(241)	(12)	5.1
Other income, net	82	33	49	nm
Total nonoperating expense, net	$(98)	$(159)	$61	(38.2)
Interest income increased $24 million due to higher interest-bearing related party receivables from American's parent company, AAG.

Interest expense, net increased $12 million in the first quarter of 2018 as compared to the 2017 period primarily due to higher outstanding debt as a result of aircraft financings associated with American’s fleet renewal program.
Other income, net principally includes non-service related pension and other postretirement benefit plan income and costs as well as gains and losses on foreign currency transactions. Other income, net increased $49 million in the first quarter of 2018 as compared to the 2017 period primarily due to an increase in the expected return on pension plan assets. See Note 7 to American's Condensed Consolidated Financial Statements in Part I, Item 1B for further information on employee benefit plans.
Income Taxes
American is part of the AAG consolidated income tax return.
In the first quarter of 2018, American recorded an income tax provision of $113 million, which was substantially non-cash due to utilization of its NOLs. This provision included a $30 million special income tax charge to establish a required valuation allowance related to American's estimated refund for AMT credits. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2017, American had approximately $10.6 billion of federal NOLs and $3.2 billion of state NOLs, substantially all of which are expected to be available in 2018 to reduce federal and state taxable income.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
As of March 31, 2018, AAG had approximately $7.8 billion in total available liquidity and $294 million in restricted cash and short-term investments. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Cash	$297	$295	$283	$287
Short-term investments	4,994	4,771	4,984	4,768
Undrawn revolving credit facilities	2,500	2,500	2,500	2,500
Total available liquidity	$7,791	$7,566	$7,767	$7,555
Share Repurchase Programs
Since July 2014, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of March 31, 2018, there was no remaining authority to repurchase shares under our share repurchase programs.
In April 2018, we announced that our Board of Directors authorized a new $2.0 billion share repurchase program that expires on December 31, 2020. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion.
During the three months ended March 31, 2018, we repurchased 8.4 million shares of AAG common stock for $450 million at a weighted average cost per share of $53.32. Since the inception of our share repurchase programs in July 2014, we have repurchased 270.7 million shares of AAG common stock for $11.0 billion at a weighted average cost per share of $40.63.
Cash Dividends
Our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of February 6, 2018 and paid on February 20, 2018, totaling $48 million in the first three months of 2018.
In April 2018, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of May 8, 2018, and payable on May 22, 2018.

Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended at any time at our discretion.
Collateral-Related Covenants
Certain of our debt financing agreements contain loan to value ratio covenants and require us to appraise the related collateral annually. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part. As of March 31, 2018, we were in compliance with the collateral coverage tests for the 2013 Credit Facilities, the 2014 Credit Facilities, the April 2016 Credit Facilities and the December 2016 Credit Facilities as of the most recent measurement dates.
Credit Ratings
The following table details AAG and American’s credit ratings as of March 31, 2018:

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
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $1.8 billion and $2.3 billion for the first three months of 2018 and 2017, respectively, a period-over-period decrease of $451 million. This decrease in operating cash flows from the 2018 to the 2017 period was primarily due to lower profitability in the first three months of 2018 driven by an increase in fuel costs and higher wage rates, which were offset in part by higher revenues. Additionally, we contributed $155 million to our defined benefit pension plans in the 2018 period.
Investing Activities
Our net cash used in investing activities was $956 million and $1.9 billion for the first three months of 2018 and 2017, respectively.
Our principal investing activities in the 2018 period included expenditures of $779 million for property and equipment, including three Boeing 737-8 MAX aircraft and one Boeing 787 Family aircraft. We also had $223 million in net purchases of short-term investments.
Our principal investing activities in the 2017 period included expenditures of $1.7 billion for property and equipment, including eight Airbus A321 aircraft, five Embraer 175 aircraft, five Boeing 737-800 aircraft, and four Boeing 787 Family aircraft. We also had $262 million in net purchases of short-term investments.
Financing Activities
Our net cash used in financing activities was $841 million and $349 million for the first three months of 2018 and 2017, respectively.

Our principal financing activities in the 2018 period included $569 million in debt repayments, $461 million in share repurchases and $48 million in dividend payments. These cash outflows were offset in part by net proceeds of $236 million from the issuance of debt, primarily including the issuance of equipment notes related to EETCs.
Our principal financing activities in the 2017 period included $686 million in debt repayments, $484 million in share repurchases and $51 million in dividend payments. These cash outflows were offset in part by net proceeds of $899 million from the issuance of debt, primarily including the issuance of equipment notes related to EETCs.
American
Operating Activities
American’s net cash provided by operating activities was $1.3 billion and $1.7 billion for the first three months of 2018 and 2017, respectively, a period-over-period decrease of $434 million. This decrease in operating cash flows from the 2018 to the 2017 period was primarily due to lower profitability in the first three months of 2018 driven by an increase in fuel costs and higher wage rates, which were offset in part by higher revenues. Additionally, American contributed $155 million to its defined benefit pension plans in the 2018 period.
Investing Activities
American’s net cash used in investing activities was $934 million and $1.9 billion for the first three months of 2018 and 2017, respectively.
American’s principal investing activities in the 2018 period included expenditures of $762 million for property and equipment, including three Boeing 737-8 MAX aircraft and one Boeing 787 Family aircraft. American also had $215 million in net purchases of short-term investments.
American’s principal investing activities in the 2017 period included expenditures of $1.7 billion for property and equipment, including eight Airbus A321 aircraft, five Embraer 175 aircraft, five Boeing 737-800 aircraft, and four Boeing 787 Family aircraft. American also had $260 million in net purchases of short-term investments.
Financing Activities
American’s net cash used in financing activities was $332 million for the first three months of 2018, and American's net cash provided by financing activities was $186 million for the first three months of 2017.
American’s principal financing activities in the 2018 period included $569 million in debt repayments, offset in part by net proceeds of $236 million from the issuance of debt, primarily including the issuance of equipment notes related to EETCs.
American’s principal financing activities in the 2017 period included net proceeds of $899 million from the issuance of debt, primarily including the issuance of equipment notes related to EETCs, offset in part by $686 million in debt repayments.
Commitments
Significant Indebtedness
As of March 31, 2018, AAG and American had $25.0 billion and $23.2 billion, respectively, including current maturities of $2.8 billion and $2.3 billion, respectively, in long-term debt and capital leases. During the three months ended March 31, 2018, there have been no material changes in our significant indebtedness as discussed in our 2017 Form 10-K, except as discussed in Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.

Aircraft and Engine Purchase Commitments
As of March 31, 2018, we had definitive purchase agreements with Airbus, Boeing and Embraer for the acquisition of the following mainline and regional aircraft:

	Remainder of 2018	2019	2020	2021	2022	2023 and Thereafter	Total
Airbus (1)
A320neo Family	—	22	25	25	20	8	100
Boeing (2)
737 MAX Family	13	20	10	10	—	40	93
787 Family	5	2	12	10	—	25	54
Embraer
E175 (3)	5	5	—	—	—	—	10
Total	23	49	47	45	20	73	257

(1)
In April 2018, American and Airbus agreed to terminate the parties’ A350 XWB purchase agreement and cancel the parties’ obligations thereunder. American was scheduled to acquire 22 Airbus A350 aircraft with deliveries commencing in 2020 and continuing through 2024. The table above reflects the termination of this agreement. In addition, the termination of this agreement is reflected below in the Contractual Obligations table.

(2)
In April 2018, American agreed with Boeing to acquire an additional 47 Boeing 787 aircraft, consisting of 22 787-8 aircraft and 25 787-9 aircraft with deliveries scheduled to commence in 2020 and continue through 2026. Additionally, American agreed with Boeing to defer the delivery of 40 737 MAX aircraft currently scheduled for delivery in 2020, 2021 and 2022. These aircraft are now scheduled to be delivered in 2025 and 2026. The table above reflects the additional 47 Boeing 787 aircraft deliveries as well as the revised delivery schedule for the 40 737 MAX aircraft. In addition, the future payments in the Contractual Obligations table below reflect these transactions.

(3)	These aircraft may be operated by wholly-owned regional subsidiaries which would operate the aircraft under capacity purchase arrangements.
We also have agreements for 42 spare engines to be delivered in 2018 and beyond.
As of March 31, 2018, we had financing commitments for all of the aircraft currently on order and scheduled to be delivered through December 2018. We do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through the end of 2019: 20 Boeing 737 MAX Family aircraft, 22 Airbus A320 NEO Family aircraft and two Boeing 787 Family aircraft. In addition, we do not have financing commitments in place for most of the aircraft currently on order and scheduled to be delivered in 2020 and beyond. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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
There have been no material changes in our off-balance sheet arrangements as discussed in our 2017 Form 10-K.

Contractual Obligations
The following table provides details of our future cash contractual obligations as of March 31, 2018 (in millions):

	Payments Due by Period
	Remainder of 2018	2019	2020	2021	2022	2023 and Thereafter	Total
American
Debt and capital lease obligations (a) (c)	$1,554	$2,131	$3,576	$2,867	$1,299	$11,762	$23,189
Interest obligations (b) (c)	745	939	824	686	558	1,457	5,209
Aircraft and engine purchase commitments (d)	1,482	2,552	1,744	1,407	1,340	6,168	14,693
Operating lease commitments (e)	1,501	1,965	1,820	1,507	1,350	4,829	12,972
Regional capacity purchase agreements (f)	1,100	1,289	1,059	862	696	2,064	7,070
Minimum pension obligations (g)	309	890	484	495	581	1,476	4,235
Retiree medical and other postretirement benefits	72	92	80	75	70	314	703
Other purchase obligations (h)	1,421	1,859	1,038	1,037	34	10	5,399
Total American Contractual Obligations	$8,184	$11,717	$10,625	$8,936	$5,928	$28,080	$73,470

AAG and Other AAG Subsidiaries
Debt and capital lease obligations (a)	$500	$750	$506	$2	$2	$20	$1,780
Interest obligations (b)	70	67	14	2	2	6	161
Minimum pension obligations (g)	3	4	3	3	4	15	32
Operating lease commitments	18	9	9	6	5	14	61
Total AAG Contractual Obligations	$8,775	$12,547	$11,157	$8,949	$5,941	$28,135	$75,504

(a)
Amounts represent contractual amounts due. Excludes $223 million and $230 million of unamortized debt discount, premium and issuance costs as of March 31, 2018 for American and AAG, respectively. For additional information, see Note 6 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B.

(b)	For variable-rate debt, future interest obligations are estimated using the current forward rates at March 31, 2018.

(c)	Includes $11.8 billion of future principal payments and $2.7 billion of future interest payments, as of March 31, 2018, related to EETC debt financings of certain aircraft.

(d)
See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about these obligations. Boeing has committed to provide sale-leaseback financing (in the form of operating leases) for the 22 787-8 aircraft to be delivered in 2020 and 2021. This financing is reflected in the operating lease commitments line above.

(e)	Includes $441 million of future minimum lease payments related to EETC leveraged lease financings of certain aircraft as of March 31, 2018.

(f)
Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(g)
Includes minimum pension contributions based on actuarially determined estimates and is based on estimated payments through 2027. The total expected pension contribution of $312 million for the remainder of 2018 assumes a supplemental contribution of $309 million in addition to the $3 million minimum required contribution.

(h)	Includes purchase commitments for jet fuel, facility construction projects and information technology support.

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
Our Board of Directors has from time to time authorized programs to repurchase shares of our common stock, one of which is currently in effect and may authorize additional share repurchase programs in the future.
Critical Accounting Policies and Estimates
In the first quarter of 2018, there were no changes to our critical accounting policies and estimates from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2017 Form 10-K, except as discussed below relating to the New Revenue Standard.
Effective January 1, 2018, we adopted the New Revenue Standard using the full retrospective method, which resulted in the recast of the 2017 prior reporting period data presented. See Recent Accounting Pronouncements below for effects of adoption on our condensed consolidated statement of operations for the three months ended March 31, 2017 and on our consolidated balance sheet as of December 31, 2017. Under the New Revenue Standard, revenue is recognized upon transfer of control of promised products or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.
Passenger Revenue
We recognize all revenues generated from transportation on American and our regional flights operated under the brand name American Eagle, including associated baggage fees, ticketing change fees and other inflight services, as passenger revenue when transportation is provided. Ticket and other related sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the condensed consolidated balance sheets. The air traffic liability principally represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates.
The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in passenger revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. We have consistently applied this accounting method to estimate revenue from forfeited tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of our estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in passenger revenue during the period in which the evaluations are completed.
Various taxes and fees assessed on the sale of tickets to end customers are collected by us as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying condensed consolidated statements of operations and recorded as a liability until remitted to the appropriate taxing authority.

Loyalty Revenue
We currently operate the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as the Citi and Barclays US co-branded cards, hotels and car rental companies. Mileage credits can be redeemed for travel on American and other participating partner airlines as well as other non-air travel awards such as hotels and rental cars. For mileage credits earned by AAdvantage loyalty program members, we apply the deferred revenue method in accordance with the New Revenue Standard.
Mileage credits earned through travel
For mileage credits earned through travel, we apply a relative selling price approach whereby the total amount collected from each passenger ticket sale is allocated between the air transportation and the mileage credits earned. The portion of each passenger ticket sale attributable to mileage credits earned is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided. The estimated selling price of mileage credits is determined using an equivalent ticket value approach which uses historical data, including award redemption patterns by geographic region and class of service as well as similar fares as those used to settle award redemptions. The estimated selling price of miles is adjusted for an estimate of miles that will not be redeemed based on historical redemption patterns. For the year ended December 31, 2017, a hypothetical 10% increase in the estimated selling price of miles would have decreased revenues by approximately $100 million as a result of additional amounts being deferred from passenger ticket sales.
Mileage credits sold to co-branded cards and other partners
We sell mileage credits to participating airline partners and non-airline business partners including our co-branded card partners, under contracts with terms extending generally for one to nine years. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. We allocate the consideration received from the sale of mileage credits based on the relative selling price of each product or service delivered.
Our most significant partner agreements are our co-branded card program agreements with Citi and Barclays US that we entered into in 2016. We identified the following revenue elements in these co-branded card agreements: the transportation component; and the use of intellectual property including the American brand and access to loyalty program member lists, which is the predominant element in the agreements, as well as advertising (collectively, the marketing component). Accordingly, we recognize the marketing component in other revenue in the period of the mileage sale following the sales-based royalty method.
The transportation component represents the estimated selling price of future travel awards and is determined using the same equivalent ticket value approach described above. The portion of each mileage credit sold attributable to transportation is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided.
For the portion of our outstanding mileage credits that we estimate will not be redeemed, we recognize the associated value proportionally as the remaining mileage credits are redeemed. Our estimates are based on analysis of historical redemption patterns. For the year ended December 31, 2017, a hypothetical 10% increase in our estimate of miles not expected to be redeemed would have increased revenues by approximately $100 million.
Cargo Revenue
Cargo revenue is recognized when we provide the transportation.
Other Revenue
Other revenue includes revenue associated with our loyalty program, which is comprised principally of the marketing component of mileage sales to co-branded card and other partners and other marketing related payments. The accounting and recognition for the loyalty program marketing services are discussed above in Loyalty Revenue. The remaining amounts included within other revenue relate to airport clubs, advertising and vacation-related services.

Recent Accounting Pronouncements
Standards Effective for 2018 Reporting Periods
Effective January 1, 2018, we adopted the accounting pronouncements described below.
ASU 2014-09: Revenue from Contracts with Customers (Topic 606) (the New Revenue Standard)
The New Revenue Standard applies to all companies that enter into contracts with customers to transfer goods or services. We adopted the New Revenue Standard using the full retrospective method, which resulted in the recast of prior reporting periods.
The adoption of the New Revenue Standard impacted our accounting for outstanding mileage credits earned through travel by AAdvantage loyalty program members. There was no change in accounting for sales of mileage credits to co-branded card or other partners. Prior to the adoption of the New Revenue Standard, we used the incremental cost method to account for the portion of our loyalty program liability related to mileage credits earned through travel, which were valued based on the estimated incremental cost of carrying one additional passenger. The New Revenue Standard required us to change our policy to the deferred revenue method and apply a relative selling price approach whereby a portion of each passenger ticket sale attributable to mileage credits earned is deferred and recognized in passenger revenue upon future mileage redemption. The value of the earned mileage credits is materially greater under the deferred revenue method than the value attributed to these mileage credits under the incremental cost method.
The New Revenue Standard also required certain reclassifications, principally the reclassification of certain ancillary revenues previously classified and reported as other revenue to passenger revenue and as applicable to cargo revenue. Additionally, the New Revenue Standard required a gross presentation on the face of our condensed consolidated statement of operations for certain revenues and expenses that had previously been presented on a net basis.
See recast condensed consolidated statement of operations data for the three months ended March 31, 2017 and recast consolidated balance sheet data as of December 31, 2017 presented below for the effects of adoption.
ASU 2017-07: Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the New Retirement Standard)
The New Retirement Standard required all components of our net periodic benefit cost (income), with the exception of service cost, previously reported within operating expenses as salaries, wages and benefits, to be reclassified and reported within nonoperating income (expense). The New Retirement Standard was applied retrospectively, which resulted in the recast of each prior reporting period presented. The adoption of the New Retirement Standard had no impact on pre-tax income or net income reported.
See recast condensed consolidated statement of operations data for the three months ended March 31, 2017 presented below for the effects of adoption.

Impacts to Prior Period Results
The effects of adoption of the New Revenue Standard and New Retirement Standard to our condensed consolidated statement of operations for the three months ended March 31, 2017 were as follows (in millions, except per share amounts):

		New Revenue Standard		New Retirement Standard
	As Reported	Deferred Revenue Method	Reclassifications	Reclassifications	As Recast
Operating revenues:
Passenger	$8,155	$170	$672	$—	$8,997
Cargo	172	—	19	—	191
Other	1,297	—	(665)	—	632
Total operating revenues	9,624	170	26	—	9,820
Total operating expenses	9,023	—	26	34	9,083
Operating income	601	170	—	(34)	737
Total nonoperating expense, net	(236)	—	—	34	(202)
Income before income taxes	365	170	—	—	535
Income tax provision	131	64	—	—	195
Net income	$234	$106	$—	$—	$340
Diluted earnings per common share	$0.46				$0.67
The effects of adoption of the New Revenue Standard to our December 31, 2017 consolidated balance sheet are as follows (in millions):

	As Reported	New Revenue Standard	As Recast
Deferred tax asset	$427	$1,389	$1,816
Air traffic liability	3,978	64	4,042
Current loyalty program liability	2,791	330	3,121
Noncurrent loyalty program liability	—	5,701	5,701
Total stockholders' equity (deficit)	3,926	(4,706)	(780)
See Note 1 to AAG's Condensed Consolidated Financial Statements in Part 1, Item 1A and Note 1 to American's Condensed Consolidated Financial Statements in Part 1, Item 1B for further information on recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG and American’s Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2017 Form 10-K except as updated below.
Aircraft Fuel
As of March 31, 2018, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Based on our 2018 forecasted fuel consumption, we estimate that a one cent per gallon increase in aviation fuel price would increase our 2018 annual fuel expense by $45 million.

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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable rate debt instruments and our interest income from short-term, interest bearing investments. If annual interest rates increase 100 basis points, based on our March 31, 2018 variable-rate debt and short term investments balances, annual interest expense on variable rate debt would increase by approximately $94 million and annual interest income on short-term investments would increase by approximately $53 million.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of March 31, 2018 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are still in the process of integrating certain processes, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. In connection with the adoption of the New Revenue Standard on January 1, 2018, we materially modified certain processes related to our loyalty program. The operating effectiveness of these changes will be evaluated as part of our annual assessment of internal control over financial reporting. For the quarter ended March 31, 2018, there have been no other changes in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2018.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of March 31, 2018, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.
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
Private Party Antitrust Action. Subsequent to announcement of the delivery of CIDs by the DOJ, we, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity, although Southwest has entered into a settlement with the plaintiffs that is pending approval by the court. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia. On October 28, 2016, the Court denied a motion by the airline defendants to dismiss all claims in the class actions. We believe these lawsuits are without merit.
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York. The complaint named as defendants US Airways Group, US Airways, AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On March 26, 2018, the Court held a hearing on motions for summary judgment filed by defendants and plaintiffs. The Court has not yet issued an order. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of fuel can have a material effect on our operating results and liquidity. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose fuel surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset fuel price increases. Similarly, we cannot predict actions that may be taken by our competitors in response to changes in fuel prices.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of March 31, 2018, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”

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
We have established antitrust-immunized joint business agreements (JBAs) with British Airways, Iberia and Finnair, and separately with Japan Airlines. In October 2017, American and its transatlantic partners executed an amended and restated JBA which, among other things, extends the term of the agreement. Also, we had previously signed a revised JBA with Qantas Airways and applied for antitrust immunity with the U.S. Department of Transportation (DOT) for the revised relationship, but we withdrew that application in November 2016 after it was tentatively denied by the DOT. In February 2018, we filed a new application for antitrust immunity with the DOT, which, if granted, would allow us to further expand our relationship with Qantas Airways. In addition, we have signed JBAs with certain air carriers of the LATAM Airlines Group and have applied for antitrust immunity in the relevant jurisdictions affected by such agreements, which applications have been approved in some jurisdictions, but are still pending in other jurisdictions, including the United States and Chile. The foregoing arrangements are important aspects of our international network and we are dependent on the performance of the other airlines party to those agreements. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented.

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
Furthermore, in response to these threats there has been heightened legislative and regulatory focus on data privacy and security in the U.S., the European Union (EU) and elsewhere, particularly with respect to critical infrastructure providers, including those in the transportation sector. As a result, we must comply with a growing and fast-evolving set of legal requirements in this area, including substantive cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. For example, in May 2018, the EU’s new General Data Protection Regulation, commonly referred to as GDPR, will come into effect, which will impose a host of new data privacy and security requirements, imposing significant costs on us and carrying substantial penalties for non-compliance.
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
Further, a substantial portion of our long-term indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general interest rates, rates set by the Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk –“Interest.”
These obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.

We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates continued significant investments related to modernizing our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of March 31, 2018, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2018-2022 would be approximately $8.9 billion. Accordingly, we will need substantial financing or other capital resources to finance such aircraft and engines. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
We have significant pension and other postretirement benefit funding obligations, which may adversely affect our liquidity, results of operations and financial condition.
Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. The minimum funding obligation applicable to our pension plans was subject to favorable temporary funding rules that expired at the end of 2017. Our minimum pension funding obligations are likely to increase materially beginning in 2019, when we will be required to make cash contributions corresponding to determinations made regarding the 2018 fiscal year. In addition, we may have significant obligations for other postretirement benefits, retiree medical and other postretirement benefits.
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
Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements (CBAs) generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB). For the dates that the CBAs with our major work groups become amendable under the RLA, see Part I, Item 1. Business – “Employees and Labor Relations” in our 2017 Form 10-K.
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

None of the unions representing our employees presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. See also Part I, Item 1. Business – “Employees and Labor Relations” in our 2017 Form 10-K.
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
We operate principally through hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs or other airports where we have a significant presence, such as London Heathrow, resulting from air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers (such as electric utility or telecommunications providers), failure of computer systems, disruptions at airport facilities or other key facilities used by us to manage our operations, labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition. We have minimal control over the operation, quality or maintenance of these services or whether vendors will improve or continue to provide services that are essential to our business.
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
In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports served by us are regulated by governmental entities through the use of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the DOT and the Federal Aviation Administration (FAA) currently regulate the allocation of slots or slot exemptions at Ronald Reagan Washington National Airport (DCA) and two New York City airports: John F. Kennedy International Airport (JFK) and La Guardia Airport (LGA). In addition to slot restrictions, operations at LGA and DCA are also limited based on the stage length of the flight. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Beijing, Frankfurt, London Heathrow, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Airline Trade Association

(IATA) Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. We cannot provide any assurance that regulatory changes regarding the allocation of slots or similar regulatory authority will not have a material adverse impact on our operations.
Our ability to provide service can also be impaired at airports, such as Chicago O'Hare International Airport (ORD) and Los Angeles International Airport, where the airport gate and other facilities are inadequate to accommodate all of the service that we would like to provide, or airports such as Dallas Love Field Airport where we have no access to gates at all.
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
A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risk of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain necessary personnel, including in particular pilots, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Many of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Volatility in fuel prices, disruptions to capital markets and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.
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
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the Transportation Security Administration (TSA) and the Department of Homeland Security have issued a number of directives and other regulations, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.
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
The United Kingdom held a referendum in June 2016 regarding its membership in the EU in which a majority of the United Kingdom electorate voted in favor of the British government taking the necessary action for the United Kingdom to leave the EU, commonly referred to as Brexit. In March 2017, the United Kingdom served notice of its decision to withdraw to the EU, formally initiating the withdrawal process. Serving this notice began the two-year period for the United Kingdom to negotiate the terms for its withdrawal from the EU. At this time, it is not certain what steps will need to be taken to facilitate the United Kingdom’s exit from the EU. The implications of the United Kingdom withdrawing from the EU are similarly unclear at present because it is unclear what relationship the United Kingdom will have with the EU after withdrawal. We face risks associated with the uncertainty following the referendum and the consequences that may flow from the decision to exit the EU, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. Among other things, Brexit will likely require a transition arrangement or new air services agreement involving the U.S. and United Kingdom, and the United Kingdom and EU, to permit our current air services (including those involving our joint business and code share partners) to continue as we currently conduct them. Moreover, the exit of the United Kingdom from the EU could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, the exit of the United Kingdom from the EU has created uncertainty as to the future trade relationship between the EU and the United Kingdom, including as to air traffic services. The exit of the United Kingdom could also lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/

privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts cannot be predicted. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
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
There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions. For example, in October 2016, the International Civil Aviation Organization (ICAO) passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. The CORSIA was supported by the board of Airlines for America (the principal U.S. airline trade association) and IATA (the principal international airline trade association), and by American and many other U.S. and foreign airlines. The CORSIA will increase operating costs for American and most other airlines, including other U.S. airlines that operate internationally, but the implementation of a global program, as compared to regional emission reduction schemes, should ensure that these costs will be more predictable and more evenly applied to American and its competitors since there will be a common global regulatory regime. The CORSIA is expected to be implemented in phases, beginning in 2021. Certain details still need to be developed and the impact of the CORSIA cannot be fully predicted. While we do not anticipate any significant emissions allowance expenditures in 2018, compliance with the CORSIA or similar emissions-related requirements could significantly increase our operating costs beyond 2018. Further, the potential impact of the CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets and the number of future flights subject to such emissions-related requirements. These costs have not been completely defined and could fluctuate.
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

In 2018, the Environmental Protection Agency (EPA) is expected to finalize a rule implementing aircraft engine GHG emission standards. It is anticipated that the EPA rule will closely align with recent ICAO carbon dioxide emission standards. The new standards, which were supported by the airline industry and manufacturers, would apply to new type aircraft certified beginning in 2020, and would be phased in for newly manufactured existing aircraft type designs starting in 2023.
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
Among the principal risks of integrating our businesses and operations are the risks relating to integrating various computer, communications and other technology systems that are necessary to operate US Airways and American as a single integrated business and to achieve cost synergies by eliminating redundancies. While we have to date successfully integrated several of our systems, including our customer reservations system and our pilot and fleet scheduling system, we still have to complete several additional important system integration projects. The integration of these systems in a number of prior airline mergers has taken longer, been more disruptive and cost more than originally forecast. The implementation process to integrate these various systems will involve a number of risks that could adversely impact our business, results of operations and financial condition. New systems will replace multiple legacy systems and the related implementation will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.
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
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. These suppliers continue to consolidate as evidenced by the pending United Technologies acquisition of Rockwell Collins, the recent transaction involving Airbus and Bombardier and the public reports of a possible transaction involving Boeing and Embraer. Due to the limited number of these suppliers, we are vulnerable to any problems associated with the performance of their obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft.
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
Since July 2014, as part of our capital deployment program, our Board of Directors has approved six share repurchase programs aggregating $11.0 billion of authority. As of March 31, 2018, there was no remaining authority to repurchase shares under our share repurchase programs. In April 2018, we announced that our Board of Directors authorized a new $2.0 billion share repurchase program that expires on December 31, 2020. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of common stock may be limited, suspended or discontinued at any time without prior notice.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended March 31, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
January 2018	526,854	$54.39	526,854	$421
February 2018	4,741,543	$52.45	4,741,543	$172
March 2018	3,162,753	$54.45	3,162,753	$—

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

10.1
Fourth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of August 21, 2017, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto.*

12.1	Computation of ratio of earnings to fixed charges of American Airlines Group Inc. for the three months ended March 31, 2018.
12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the three months ended March 31, 2018.
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Confidential treatment has been requested with respect to certain portions of this agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: April 26, 2018	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: April 26, 2018	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)