Form 10-Q
period 2018-06-30
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2018-07-26
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2018

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
As of July 20, 2018, there were 460,509,216 shares of American Airlines Group Inc. common stock outstanding.
As of July 20, 2018, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2018

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues:
Passenger	$10,674	$10,353	$20,154	$19,350
Cargo	261	219	488	410
Other	708	655	1,402	1,287
Total operating revenues	11,643	11,227	22,044	21,047
Operating expenses:
Aircraft fuel and related taxes	2,103	1,510	3,866	2,912
Salaries, wages and benefits	3,093	3,037	6,111	5,898
Regional expenses	1,793	1,620	3,490	3,194
Maintenance, materials and repairs	505	495	973	987
Other rent and landing fees	490	452	952	892
Aircraft rent	305	294	609	589
Selling expenses	385	376	742	694
Depreciation and amortization	463	418	908	822
Special items, net	152	202	347	320
Other	1,326	1,224	2,587	2,403
Total operating expenses	10,615	9,628	20,585	18,711
Operating income	1,028	1,599	1,459	2,336
Nonoperating income (expense):
Interest income	30	24	55	45
Interest expense, net	(266)	(263)	(530)	(520)
Other income (expense), net	(23)	29	58	63
Total nonoperating expense, net	(259)	(210)	(417)	(412)
Income before income taxes	769	1,389	1,042	1,924
Income tax provision	203	525	289	720
Net income	$566	$864	$753	$1,204

Earnings per common share:
Basic	$1.22	$1.76	$1.61	$2.42
Diluted	$1.22	$1.75	$1.60	$2.41
Weighted average shares outstanding (in thousands):
Basic	463,533	490,818	467,915	497,360
Diluted	464,618	492,965	469,608	500,381
Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$566	$864	$753	$1,204
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(17)	(15)	(33)	(29)
Investments	2	—	—	—
Total other comprehensive loss, net of tax	(15)	(15)	(33)	(29)
Total comprehensive income	$551	$849	$720	$1,175
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$293	$295
Short-term investments	4,381	4,771
Restricted cash and short-term investments	183	318
Accounts receivable, net	1,941	1,752
Aircraft fuel, spare parts and supplies, net	1,522	1,359
Prepaid expenses and other	856	651
Total current assets	9,176	9,146
Operating property and equipment
Flight equipment	40,854	40,318
Ground property and equipment	8,903	8,267
Equipment purchase deposits	1,392	1,217
Total property and equipment, at cost	51,149	49,802
Less accumulated depreciation and amortization	(16,725)	(15,646)
Total property and equipment, net	34,424	34,156
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $643 and $622, respectively	2,157	2,203
Deferred tax asset	1,399	1,816
Other assets	1,375	1,373
Total other assets	9,022	9,483
Total assets	$52,622	$52,785

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$2,213	$2,554
Accounts payable	2,053	1,688
Accrued salaries and wages	1,299	1,672
Air traffic liability	5,512	4,042
Loyalty program liability	3,191	3,121
Other accrued liabilities	2,401	2,281
Total current liabilities	16,669	15,358
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	21,863	22,511
Pension and postretirement benefits	7,118	7,497
Loyalty program liability	5,484	5,701
Other liabilities	2,357	2,498
Total noncurrent liabilities	36,822	38,207
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 460,502,096 shares issued and outstanding at June 30, 2018; 475,507,887 shares issued and outstanding at December 31, 2017	5	5
Additional paid-in capital	4,923	5,714
Accumulated other comprehensive loss	(5,187)	(5,154)
Accumulated deficit	(610)	(1,345)
Total stockholders’ deficit	(869)	(780)
Total liabilities and stockholders’ equity (deficit)	$52,622	$52,785
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$2,883	$3,938
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,731)	(3,194)
Proceeds from sale of property and equipment and sale-leaseback transactions	258	313
Purchases of short-term investments	(1,184)	(3,829)
Sales of short-term investments	1,579	3,373
Decrease in restricted short-term investments	43	73
Net cash used in investing activities	(1,035)	(3,264)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	892	1,625
Payments on long-term debt and capital leases	(1,885)	(1,101)
Deferred financing costs	(28)	(39)
Treasury stock repurchases	(837)	(1,013)
Dividend payments	(94)	(102)
Other financing activities	11	9
Net cash used in financing activities	(1,941)	(621)
Net increase (decrease) in cash and restricted cash	(93)	53
Cash and restricted cash at beginning of period	398	436
Cash and restricted cash at end of period (a)	$305	$489

Supplemental information:
Interest paid, net	542	516
Income taxes paid	13	9

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$293	$386
Restricted cash included in restricted cash and short-term investments	12	103
Total cash and restricted cash	$305	$489

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
See recast condensed consolidated statement of operations data for the three and six months ended June 30, 2017 and recast consolidated balance sheet data as of December 31, 2017 presented below for the effects of adoption.

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
See recast condensed consolidated statement of operations data for the three and six months ended June 30, 2017 presented below for the effects of adoption.
ASU 2016-01: Financial Instruments - Overall (Subtopic 825-10)
This ASU made several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it required equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. This standard was adopted prospectively as of January 1, 2018 and resulted in a $77 million cumulative effect adjustment credit to retained earnings related to our investment in China Southern Airlines Company Limited (China Southern Airlines), which was previously accounted for under the cost method.
ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash
This ASU required that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents and also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard was applied retrospectively, which resulted in the recast of the prior reporting period in the statement of cash flows. For the six months ended June 30, 2018 and 2017, $12 million and $103 million, respectively, of restricted cash is included in the total of cash and restricted cash balance at the end of period. A reconciliation of cash and restricted cash from our condensed consolidated statement of cash flows to the amounts reported within our condensed consolidated balance sheet is also included in a table below our condensed consolidated statement of cash flows.
Impacts to Prior Period Results
The effects of adoption of the New Revenue Standard and New Retirement Standard to our condensed consolidated statement of operations for the three and six months ended June 30, 2017 were as follows (in millions, except per share amounts):

		New Revenue Standard		New Retirement Standard
Three Months Ended June 30, 2017	As Reported	Deferred Revenue Method	Reclassifications	Reclassifications	As Recast
Operating revenues:
Passenger	$9,582	$98	$673	$—	$10,353
Cargo	196	—	23	—	219
Other	1,327	—	(672)	—	655
Total operating revenues	11,105	98	24	—	11,227
Total operating expenses	9,570	—	24	34	9,628
Operating income	1,535	98	—	(34)	1,599
Total nonoperating expense, net	(244)	—	—	34	(210)
Income before income taxes	1,291	98	—	—	1,389
Income tax provision	488	37	—	—	525
Net income	$803	$61	$—	$—	$864
Diluted earnings per common share	$1.63				$1.75

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

		New Revenue Standard		New Retirement Standard
Six Months Ended June 30, 2017	As Reported	Deferred Revenue Method	Reclassifications	Reclassifications	As Recast
Operating revenues:
Passenger	$17,737	$268	$1,345	$—	$19,350
Cargo	368	—	42	—	410
Other	2,624	—	(1,337)	—	1,287
Total operating revenues	20,729	268	50	—	21,047
Total operating expenses	18,593	—	50	68	18,711
Operating income	2,136	268	—	(68)	2,336
Total nonoperating expense, net	(480)	—	—	68	(412)
Income before income taxes	1,656	268	—	—	1,924
Income tax provision	619	101	—	—	720
Net income	$1,037	$167	$—	$—	$1,204
Diluted earnings per common share	$2.07				$2.41
The effects of adoption of the New Revenue Standard to our December 31, 2017 consolidated balance sheet are as follows (in millions):

	As Reported	New Revenue Standard	As Recast
Deferred tax asset	$427	$1,389	$1,816
Air traffic liability	3,978	64	4,042
Current loyalty program liability	2,791	330	3,121
Noncurrent loyalty program liability	—	5,701	5,701
Total stockholders' equity (deficit)	3,926	(4,706)	(780)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following expenses (income) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fleet restructuring expenses (1)	$83	$48	$166	$111
Merger integration expenses (2)	60	68	120	130
Mark-to-market adjustments on bankruptcy obligations (3)	(57)	38	(56)	20
Intangible asset impairment (4)	26	—	26	—
Litigation settlement	5	—	45	—
Labor contract expenses	—	45	13	45
Other operating charges, net	35	3	33	14
Mainline operating special items, net	152	202	347	320

Regional operating special items, net	—	1	—	4

Mark-to-market adjustments on equity investments (5)	66	—	66	—
Debt refinancing and extinguishment charges	14	2	14	7
Nonoperating special items, net	80	2	80	7

Income tax special items, net (6)	18	—	40	—

(1)	Fleet restructuring expenses principally included the acceleration of depreciation and impairments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with our remaining integration projects, principally our flight attendant, human resources, payroll and technical operations integrations.

(3)	Bankruptcy obligations will ultimately be settled in shares of our common stock. Accordingly, fluctuations in our stock price result in mark-to-market adjustments to these obligations.

(4)	Intangible asset impairment includes a non-cash charge to write-off our Brazil route authority as a result of ratification of the U.S.-Brazil open skies agreement.

(5)	Mark-to-market adjustments on equity investments principally relate to unrealized losses on our investment in China Southern Airlines.

(6)
Income tax special items for the three months ended June 30, 2018 included an $18 million charge related to an international income tax matter. Additionally, the six months ended June 30, 2018 included a $22 million charge to income tax expense to establish a required valuation allowance related to our estimated refund for Alternative Minimum Tax (AMT) credits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

3. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic EPS:
Net income	$566	$864	$753	$1,204
Weighted average common shares outstanding (in thousands)	463,533	490,818	467,915	497,360
Basic EPS	$1.22	$1.76	$1.61	$2.42

Diluted EPS:
Net income for purposes of computing diluted EPS	$566	$864	$753	$1,204
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	463,533	490,818	467,915	497,360
Dilutive effect of stock awards	1,085	2,147	1,693	3,021
Diluted weighted average common shares outstanding	464,618	492,965	469,608	500,381
Diluted EPS	$1.22	$1.75	$1.60	$2.41

Restricted stock unit awards excluded from the calculation of diluted EPS because inclusion would be antidilutive (in thousands)	1,690	837	845	616
4. Share Repurchase Programs and Dividends
In April 2018, we announced that our Board of Directors authorized a new $2.0 billion share repurchase program that expires on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of June 30, 2018, there was $1.7 billion remaining authority to repurchase shares under our new $2.0 billion share repurchase program. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion.
During the three months ended June 30, 2018, we repurchased 8.2 million shares of AAG common stock for $350 million at a weighted average cost per share of $42.81. During the six months ended June 30, 2018, we repurchased 16.6 million shares of AAG common stock for $800 million at a weighted average cost per share of $48.15. Since the inception of our share repurchase programs in July 2014, we have repurchased 278.9 million shares of AAG common stock for $11.3 billion at a weighted average cost per share of $40.69.
Our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of May 8, 2018 and paid on May 22, 2018, totaling $46 million. For the first six months of 2018, we paid total quarterly cash dividends of $94 million.
5. Revenue Recognition
(a) Revenue
Effective January 1, 2018, we adopted the New Revenue Standard using the full retrospective method, which resulted in the recast of prior reporting periods. See Recent Accounting Pronouncements in Note 1(b) above for effects of adoption on our condensed consolidated statement of operations for the three and six months ended June 30, 2017 and on our consolidated balance sheet as of December 31, 2017. Under the New Revenue Standard, revenue is recognized upon transfer of control of promised products or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

The following are the significant categories comprising our reported operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Passenger revenue:
Passenger travel	$9,877	$9,600	$18,507	$17,795
Loyalty revenue - travel (1)	797	753	1,647	1,555
Total passenger revenue	10,674	10,353	20,154	19,350
Cargo	261	219	488	410
Other:
Loyalty revenue - marketing services	582	533	1,152	1,047
Other revenue	126	122	250	240
Total other revenue	708	655	1,402	1,287
Total operating revenues	$11,643	$11,227	$22,044	$21,047

(1)
Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions for air travel awards from mileage credits earned through travel and mileage credits sold to co-branded card and other partners. See discussion of Loyalty Revenue below.

The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Domestic	$7,685	$7,578	$14,648	$14,359
Latin America	1,284	1,209	2,729	2,440
Atlantic	1,298	1,182	1,967	1,806
Pacific	407	384	810	745
Total passenger revenue	$10,674	$10,353	$20,154	$19,350
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

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
Other Revenue
Other revenue includes revenue associated with our loyalty program, which is comprised principally of the marketing component of mileage sales to co-branded card and other partners and other marketing related payments. For the three and six months ended June 30, 2018, loyalty revenue included in other revenue was $582 million and $1.2 billion, respectively. For the three and six months ended June 30, 2017, loyalty revenue included in other revenue was $533 million and $1.0 billion, respectively. The accounting and recognition for the loyalty program marketing services are discussed above in Loyalty Revenue. The remaining amounts included within other revenue relate to airport clubs, advertising and vacation-related services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

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

	June 30, 2018	December 31, 2017
	(In millions)
Loyalty program liability	$8,675	$8,822
Air traffic liability	5,512	4,042
Total	$14,187	$12,864
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2017	$8,822
Deferral of revenue	1,586
Recognition of revenue (1)	(1,733)
Balance at June 30, 2018 (2)	$8,675

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of June 30, 2018, our current loyalty program liability was $3.2 billion and represents our current estimate of revenue expected to be recognized in the next twelve months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

The air traffic liability principally represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel dates will be recognized within twelve months. For the six months ended June 30, 2018, $2.9 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2017.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

6. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2018	December 31, 2017
Secured
2013 Credit Facilities, variable interest rate of 3.85%, installments through 2025	$1,825	$1,825
2014 Credit Facilities, variable interest rate of 4.05%, installments through 2021	728	728
April 2016 Credit Facilities, variable interest rate of 4.09%, installments through 2023	980	990
December 2016 Credit Facilities, variable interest rate of 4.07%, installments through 2023	1,238	1,238
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, averaging 4.24%, maturing from 2018 to 2029	11,906	11,881
Equipment loans and other notes payable, fixed and variable interest rates ranging from 3.40% to 8.48%, averaging 4.07%, maturing from 2018 to 2029	4,797	5,259
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2018 to 2035	857	857
Other secured obligations, fixed interest rates ranging from 3.81% to 12.24%, maturing from 2021 to 2028	728	773
	23,059	23,551
Unsecured
5.50% senior notes, interest only payments until due in 2019	750	750
4.625% senior notes, interest only payments until due in 2020	500	500
6.125% senior notes, interest only payments until due in 2018	—	500
	1,250	1,750
Total long-term debt and capital lease obligations	24,309	25,301
Less: Total unamortized debt discount, premium and issuance costs	233	236
Less: Current maturities	2,213	2,554
Long-term debt and capital lease obligations, net of current maturities	$21,863	$22,511
The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of June 30, 2018 (in millions):

2013 Revolving Facility	$1,200
2014 Revolving Facility	1,000
April 2016 Revolving Facility	300
Total	$2,500
The December 2016 Credit Facilities provide for a revolving credit facility that may be established in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2018 Aircraft Financing Activities
2017-2 EETCs
As of June 30, 2018, all remaining net proceeds of the Series 2017-2 Class AA, Class A and Class B EETCs (the 2017-2 EETCs), had been used to purchase equipment notes issued by American in connection with the financing of 30 aircraft financed under the 2017-2 EETCs. During the first six months of 2018, $283 million of the $1.0 billion total net proceeds from the issuance of certain enhanced equipment trust certificates in August and October 2017 (the 2017-2 EETCs) were used to purchase equipment notes issued by American in connection with financing 6 of the 30 aircraft financed under the 2017-2 EETCs. Approximately $735 million of proceeds from the 2017-2 EETCs were used in 2017 to purchase equipment notes issued by American in connection with the financing of 24 aircraft. Interest and principal payments on equipment notes issued in connection with the 2017-2 EETCs are payable semi-annually in April and October of each year, with interest payments beginning in April 2018 and principal payments beginning in October 2018. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2017-2 EETCs.
Certain information regarding the 2017-2 EETC equipment notes as of June 30, 2018 is set forth in the table below.

2017-2 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$545 million	$252 million	$221 million
Fixed interest rate per annum	3.35%	3.60%	3.70%
Maturity date	October 2029	October 2029	October 2025
2012-2C(R) EETCs
On May 15, 2018, American created a pass-through trust which issued $100 million aggregate face amount of the Series 2012-2 Class C(R) EETCs (the 2012-2C(R) EETCs). Interest and principal payments on equipment notes issued in connection with the 2012-2C(R) EETCs are payable semiannually in June and December of each year, beginning in December 2018.
American had previously issued $100 million aggregate face amount of Series 2012-2 Class C Certificates on June 6, 2013 (the 2012-2C Certificates) in connection with the financing of 11 aircraft previously delivered to American between May 2013 and October 2013. On June 1, 2018, American redeemed the Series C Equipment Notes relating to such 2012-2C Certificates (the 2012-2C Equipment Notes), which were scheduled to mature on June 3, 2018. The proceeds received from the 2012-2C(R) EETCs were used for the redemption of the 2012-2 Series C Equipment Notes and the repayment of the 2012-2C Certificates.
Certain information regarding the 2012-2 Class C(R) EETC equipment notes as of June 30, 2018 is set forth in the table below.

2012-2C(R) EETCs
Series C(R)
Aggregate principal issued	$100 million
Fixed interest rate per annum	4.70%
Maturity date	June 2021
Equipment Loans and Other Notes Payable Issued in 2018
In the first six months of 2018, American entered into agreements under which it borrowed $509 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2023 through 2029.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Other Financing Activities
2013 Credit Facilities
In May 2018, American and AAG entered into a Fourth Amendment (the Fourth Amendment) to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015, which amended and restated the Credit and Guaranty Agreement dated as of June 27, 2013 (as previously amended, the Credit Agreement, and the term loan and revolving credit facilities established thereunder, the 2013 Credit Facilities), pursuant to which American refinanced $1.8 billion of the existing term loans outstanding under the 2013 Credit Facilities with proceeds of term loans incurred under the Fourth Amendment (the Replacement Term Loans). The interest rate margin on the Replacement Term Loans was reduced from 2.00% to 1.75% for those loans with interest rates based on LIBOR and from 1.00% to 0.75% for those loans with interest rates based on an index. Additionally, the Fourth Amendment extended the maturity date of the Replacement Term Loans to June 2025.
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
During the three and six months ended June 30, 2018, we recorded an income tax provision of $203 million and $289 million, respectively, which was substantially non-cash as we utilized our NOLs described above. For the three and six months ended June 30, 2018, this provision included an $18 million special income tax charge related to an international income tax matter. Additionally, for the six months ended June 30, 2018, our income tax provision included a $22 million special income tax charge to establish a required valuation allowance related to our estimated refund for AMT credits, which is now subject to a sequestration reduction rate of approximately 6.6%. Substantially all of our income before income taxes is attributable to the United States.
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act is the most comprehensive tax change in more than 30 years. As of June 30, 2018, we have not completed our evaluation of the 2017 Tax Act; however, to the extent possible, we have made a reasonable estimate of its effects, including the impact of lower corporate income tax rates (21% vs. 35%) on our deferred tax assets and liabilities and the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.
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
8. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2018
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$27	$27	$—	$—
Corporate obligations	1,301	—	1,301	—
Bank notes/certificates of deposit/time deposits	2,803	—	2,803	—
Repurchase agreements	250	—	250	—
	4,381	27	4,354	—
Restricted cash and short-term investments (1)	183	42	141	—
Long-term investments (3)	216	216	—	—
Total	$4,780	$285	$4,495	$—

(1)	Unrealized gains or losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $475 million of bank notes/certificates of deposit/time deposits and $100 million of corporate obligations.

(3)	Long-term investments primarily include our investment in China Southern Airlines and are classified in other assets on our condensed consolidated balance sheets.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$24,076	$24,292	$25,065	$25,848

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2018	2017	2018	2017
Service cost	$1	$1	$1	$1
Interest cost	169	180	9	10
Expected return on assets	(226)	(197)	(6)	(5)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(59)
Unrecognized net loss (gain)	36	36	(5)	(6)
Net periodic benefit cost (income)	$(13)	$27	$(60)	$(59)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2018	2017	2018	2017
Service cost	$1	$1	$2	$2
Interest cost	338	361	17	19
Expected return on assets	(452)	(394)	(11)	(10)
Amortization of:
Prior service cost (benefit)	14	14	(119)	(119)
Unrecognized net loss (gain)	72	72	(10)	(11)
Net periodic benefit cost (income)	$(27)	$54	$(121)	$(119)
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The components of net periodic benefit income other than the service cost component are included in nonoperating other income, net in the condensed consolidated statements of operations.
During the first six months of 2018, we contributed $311 million to our defined benefit pension plans, including supplemental contributions of $272 million in addition to a $39 million minimum required contribution.
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2017	$(4,523)	$(1)	$(630)		$(5,154)
Amounts reclassified from AOCI	(43)	—	10	(2)	(33)
Net current-period other comprehensive income (loss)	(43)	—	10		(33)
Balance at June 30, 2018	$(4,566)	$(1)	$(620)		$(5,187)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(40)	$(33)	$(80)	$(67)	Nonoperating other income (expense), net
Actuarial loss	23	18	47	38	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$(17)	$(15)	$(33)	$(29)
11. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Aircraft fuel and related taxes	$465	$329	$863	$648
Salaries, wages and benefits	389	360	772	705
Capacity purchases from third-party regional carriers	364	413	717	806
Maintenance, materials and repairs	89	65	168	135
Other rent and landing fees	153	156	300	307
Aircraft rent	8	9	17	17
Selling expenses	96	94	181	174
Depreciation and amortization	82	78	165	157
Special items, net	—	1	—	4
Other	147	115	307	241
Total regional expenses	$1,793	$1,620	$3,490	$3,194
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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of June 30, 2018, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, postemployment benefits are not vested benefits and thus may be modified or terminated without liability to American. As of June 30, 2018, we have determined not to pursue this claim and have a motion pending in the Bankruptcy Court to this effect.
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
Private Party Antitrust Action. Subsequent to announcement of the delivery of CIDs by the DOJ, we, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia. On June 15, 2018, we reached a preliminary settlement agreement with the plaintiffs in the amount of $45 million that, once approved, will resolve all claims in the U.S. lawsuits. That settlement received preliminary approval from the Court on June 18, 2018. We expect the Court to issue final approval of the settlement later this year.
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
13. Subsequent Events
Dividend Declaration
In July 2018, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of August 7, 2018, and payable on August 21, 2018. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended at any time at our discretion.
Equipment Loans
In July 2018, American entered into agreements under which it borrowed $312 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2023.

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues:
Passenger	$10,674	$10,353	$20,154	$19,350
Cargo	261	219	488	410
Other	705	652	1,396	1,280
Total operating revenues	11,640	11,224	22,038	21,040
Operating expenses:
Aircraft fuel and related taxes	2,103	1,510	3,866	2,912
Salaries, wages and benefits	3,090	3,034	6,104	5,891
Regional expenses	1,784	1,629	3,465	3,199
Maintenance, materials and repairs	505	495	973	987
Other rent and landing fees	490	452	952	892
Aircraft rent	305	294	609	589
Selling expenses	385	376	742	694
Depreciation and amortization	463	418	908	822
Special items, net	152	202	347	320
Other	1,326	1,223	2,587	2,404
Total operating expenses	10,603	9,633	20,553	18,710
Operating income	1,037	1,591	1,485	2,330
Nonoperating income (expense):
Interest income	82	53	155	102
Interest expense, net	(257)	(246)	(510)	(488)
Other income (expense), net	(23)	29	59	63
Total nonoperating expense, net	(198)	(164)	(296)	(323)
Income before income taxes	839	1,427	1,189	2,007
Income tax provision	220	539	334	751
Net income	$619	$888	$855	$1,256
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$619	$888	$855	$1,256
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(17)	(15)	(33)	(29)
Investments	2	—	—	—
Total other comprehensive loss, net of tax	(15)	(15)	(33)	(29)
Total comprehensive income	$604	$873	$822	$1,227
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$282	$287
Short-term investments	4,370	4,768
Restricted cash and short-term investments	183	318
Accounts receivable, net	1,993	1,755
Receivables from related parties, net	10,403	8,822
Aircraft fuel, spare parts and supplies, net	1,455	1,294
Prepaid expenses and other	853	647
Total current assets	19,539	17,891
Operating property and equipment
Flight equipment	40,535	39,993
Ground property and equipment	8,627	8,006
Equipment purchase deposits	1,392	1,217
Total property and equipment, at cost	50,554	49,216
Less accumulated depreciation and amortization	(16,417)	(15,354)
Total property and equipment, net	34,137	33,862
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $643 and $622, respectively	2,157	2,203
Deferred tax asset	1,556	2,071
Other assets	1,273	1,283
Total other assets	9,077	9,648
Total assets	$62,753	$61,401

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$2,216	$2,058
Accounts payable	1,990	1,625
Accrued salaries and wages	1,241	1,613
Air traffic liability	5,512	4,042
Loyalty program liability	3,191	3,121
Other accrued liabilities	2,319	2,209
Total current liabilities	16,469	14,668
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	20,585	21,236
Pension and postretirement benefits	7,073	7,452
Loyalty program liability	5,484	5,701
Other liabilities	2,311	2,456
Total noncurrent liabilities	35,453	36,845
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,760	16,716
Accumulated other comprehensive loss	(5,284)	(5,251)
Accumulated deficit	(645)	(1,577)
Total stockholder’s equity	10,831	9,888
Total liabilities and stockholder’s equity	$62,753	$61,401
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$1,415	$2,787
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,703)	(3,163)
Proceeds from sale of property and equipment and sale-leaseback transactions	255	312
Purchases of short-term investments	(1,176)	(3,829)
Sales of short-term investments	1,579	3,373
Decrease in restricted short-term investments	43	73
Net cash used in investing activities	(1,002)	(3,234)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	892	1,625
Payments on long-term debt and capital leases	(1,385)	(1,101)
Deferred financing costs	(28)	(39)
Other financing activities	12	9
Net cash provided by (used in) financing activities	(509)	494
Net increase (decrease) in cash and restricted cash	(96)	47
Cash and restricted cash at beginning of period	390	424
Cash and restricted cash at end of period (a)	$294	$471

Supplemental information:
Interest paid, net	493	468
Income taxes paid	12	9

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$282	$368
Restricted cash included in restricted cash and short-term investments	12	103
Total cash and restricted cash	$294	$471

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
See recast condensed consolidated statement of operations data for the three and six months ended June 30, 2017 and recast consolidated balance sheet data as of December 31, 2017 presented below for the effects of adoption.

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
See recast condensed consolidated statement of operations data for the three and six months ended June 30, 2017 presented below for the effects of adoption.
ASU 2016-01: Financial Instruments - Overall (Subtopic 825-10)
This ASU made several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it required equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. This standard was adopted prospectively as of January 1, 2018 and resulted in a $77 million cumulative effect adjustment credit to retained earnings related to American's investment in China Southern Airlines Company Limited (China Southern Airlines), which was previously accounted for under the cost method.
ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash
This ASU required that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents and also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard was applied retrospectively, which resulted in the recast of the prior reporting period in the statement of cash flows. For the six months ended June 30, 2018 and 2017, $12 million and $103 million, respectively, of restricted cash is included in the total of cash and restricted cash balance at the end of period. A reconciliation of cash and restricted cash from American's condensed consolidated statement of cash flows to the amounts reported within its condensed consolidated balance sheet is also included in a table below its condensed consolidated statement of cash flows.
Impacts to Prior Period Results
The effects of adoption of the New Revenue Standard and New Retirement Standard to American’s condensed consolidated statement of operations for the three and six months ended June 30, 2017 were as follows (in millions):

		New Revenue Standard		New Retirement Standard
Three Months Ended June 30, 2017	As Reported	Deferred Revenue Method	Reclassifications	Reclassifications	As Recast
Operating revenues:
Passenger	$9,582	$98	$673	$—	$10,353
Cargo	196	—	23	—	219
Other	1,324	—	(672)	—	652
Total operating revenues	11,102	98	24	—	11,224
Total operating expenses	9,575	—	24	34	9,633
Operating income	1,527	98	—	(34)	1,591
Total nonoperating expense, net	(198)	—	—	34	(164)
Income before income taxes	1,329	98	—	—	1,427
Income tax provision	502	37	—	—	539
Net income	$827	$61	$—	$—	$888

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

		New Revenue Standard		New Retirement Standard
Six Months Ended June 30, 2017	As Reported	Deferred Revenue Method	Reclassifications	Reclassifications	As Recast
Operating revenues:
Passenger	$17,737	$268	$1,345	$—	$19,350
Cargo	368	—	42	—	410
Other	2,617	—	(1,337)	—	1,280
Total operating revenues	20,722	268	50	—	21,040
Total operating expenses	18,592	—	50	68	18,710
Operating income	2,130	268	—	(68)	2,330
Total nonoperating expense, net	(391)	—	—	68	(323)
Income before income taxes	1,739	268	—	—	2,007
Income tax provision	650	101	—	—	751
Net income	$1,089	$167	$—	$—	$1,256
The effects of adoption of the New Revenue Standard to American’s December 31, 2017 consolidated balance sheet are as follows (in millions):

	As Reported	New Revenue Standard	As Recast
Deferred tax asset	$682	$1,389	$2,071
Air traffic liability	3,978	64	4,042
Current loyalty program liability	2,791	330	3,121
Noncurrent loyalty program liability	—	5,701	5,701
Total stockholder’s equity (deficit)	14,594	(4,706)	9,888
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following expenses (income) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fleet restructuring expenses (1)	$83	$48	$166	$111
Merger integration expenses (2)	60	68	120	130
Mark-to-market adjustments on bankruptcy obligations (3)	(57)	38	(56)	20
Intangible asset impairment (4)	26	—	26	—
Litigation settlement	5	—	45	—
Labor contract expenses	—	45	13	45
Other operating charges, net	35	3	33	14
Mainline operating special items, net	152	202	347	320

Regional operating special items, net	—	1	—	4

Mark-to-market adjustments on equity investments (5)	66	—	66	—
Debt refinancing and extinguishment charges	14	2	14	7
Nonoperating special items, net	80	2	80	7

Income tax special items, net (6)	18	—	48	—

(1)	Fleet restructuring expenses principally included the acceleration of depreciation and impairments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with American's remaining integration projects, principally its flight attendant, human resources, payroll and technical operations integrations.

(3)	Bankruptcy obligations will ultimately be settled in shares of AAG common stock. Accordingly, fluctuations in AAG's stock price result in mark-to-market adjustments to these obligations.

(4)	Intangible asset impairment includes a non-cash charge to write-off American's Brazil route authority as a result of ratification of the U.S.-Brazil open skies agreement.

(5)	Mark-to-market adjustments on equity investments principally relate to unrealized losses on American's investment in China Southern Airlines.

(6)
Income tax special items for the three months ended June 30, 2018 included an $18 million charge related to an international income tax matter. Additionally, the six months ended June 30, 2018 included a $30 million charge to income tax expense to establish a required valuation allowance related to American's estimated refund for Alternative Minimum Tax (AMT) credits.

3. Revenue Recognition
(a) Revenue
Effective January 1, 2018, American adopted the New Revenue Standard using the full retrospective method, which resulted in the recast of prior reporting periods. See Recent Accounting Pronouncements in Note 1(b) above for effects of adoption on American's condensed consolidated statement of operations for the three and six months ended June 30, 2017 and on American's consolidated balance sheet as of December 31, 2017. Under the New Revenue Standard, revenue is recognized upon transfer of control of promised products or services to American's customers in an amount that reflects the consideration it expects to receive in exchange for those products or services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The following are the significant categories comprising American's reported operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Passenger revenue:
Passenger travel	$9,877	$9,600	$18,507	$17,795
Loyalty revenue - travel (1)	797	753	1,647	1,555
Total passenger revenue	10,674	10,353	20,154	19,350
Cargo	261	219	488	410
Other:
Loyalty revenue - marketing services	582	533	1,152	1,047
Other revenue	123	119	244	233
Total other revenue	705	652	1,396	1,280
Total operating revenues	$11,640	$11,224	$22,038	$21,040

(1)
Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions for air travel awards from mileage credits earned through travel and mileage credits sold to co-branded card and other partners. See discussion of Loyalty Revenue below.

The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Domestic	$7,685	$7,578	$14,648	$14,359
Latin America	1,284	1,209	2,729	2,440
Atlantic	1,298	1,182	1,967	1,806
Pacific	407	384	810	745
Total passenger revenue	$10,674	$10,353	$20,154	$19,350
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
Other Revenue
Other revenue includes revenue associated with American's loyalty program, which is comprised principally of the marketing component of mileage sales to co-branded card and other partners and other marketing related payments. For the three and six months ended June 30, 2018, loyalty revenue included in other revenue was $582 million and $1.2 billion, respectively. For the three and six months ended June 30, 2017, loyalty revenue included in other revenue was $533 million and $1.0 billion, respectively. The accounting and recognition for the loyalty program marketing services are discussed above in Loyalty Revenue. The remaining amounts included within other revenue relate to airport clubs, advertising and vacation-related services.

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

	June 30, 2018	December 31, 2017
	(In millions)
Loyalty program liability	$8,675	$8,822
Air traffic liability	5,512	4,042
Total	$14,187	$12,864
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2017	$8,822
Deferral of revenue	1,586
Recognition of revenue (1)	(1,733)
Balance at June 30, 2018 (2)	$8,675

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of June 30, 2018, American's current loyalty program liability was $3.2 billion and represents American's current estimate of revenue expected to be recognized in the next twelve months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

The air traffic liability principally represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel dates will be recognized within twelve months. For the six months ended June 30, 2018, $2.9 billion of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2017.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2018	December 31, 2017
Secured
2013 Credit Facilities, variable interest rate of 3.85%, installments through 2025	$1,825	$1,825
2014 Credit Facilities, variable interest rate of 4.05%, installments through 2021	728	728
April 2016 Credit Facilities, variable interest rate of 4.09%, installments through 2023	980	990
December 2016 Credit Facilities, variable interest rate of 4.07%, installments through 2023	1,238	1,238
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, averaging 4.24%, maturing from 2018 to 2029	11,906	11,881
Equipment loans and other notes payable, fixed and variable interest rates ranging from 3.40% to 8.48%, averaging 4.07%, maturing from 2018 to 2029	4,797	5,259
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.50%, maturing from 2018 to 2035	828	828
Other secured obligations, fixed interest rates ranging from 3.81% to 12.24%, maturing from 2021 to 2028	728	772
Total long-term debt and capital lease obligations	23,030	23,521
Less: Total unamortized debt discount, premium and issuance costs	229	227
Less: Current maturities	2,216	2,058
Long-term debt and capital lease obligations, net of current maturities	$20,585	$21,236
The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of June 30, 2018 (in millions):

2013 Revolving Facility	$1,200
2014 Revolving Facility	1,000
April 2016 Revolving Facility	300
Total	$2,500
The December 2016 Credit Facilities provide for a revolving credit facility that may be established in the future.
2018 Aircraft Financing Activities
2017-2 EETCs
As of June 30, 2018, all remaining net proceeds of the Series 2017-2 Class AA, Class A and Class B EETCs (the 2017-2 EETCs), had been used to purchase equipment notes issued by American in connection with the financing of 30 aircraft financed under the 2017-2 EETCs. During the first six months of 2018, $283 million of the $1.0 billion total net proceeds from the issuance of certain enhanced equipment trust certificates in August and October 2017 (the 2017-2 EETCs) were used to purchase equipment notes issued by American in connection with financing 6 of the 30 aircraft financed under the 2017-2 EETCs. Approximately $735 million of proceeds from the 2017-2 EETCs were used in 2017 to purchase equipment notes issued by American in connection with the financing of 24 aircraft. Interest and principal payments on equipment notes issued in connection with the 2017-2 EETCs are payable semi-annually in April and October of each year, with interest payments beginning in April 2018 and principal payments beginning in October 2018. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2017-2 EETCs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Certain information regarding the 2017-2 EETC equipment notes as of June 30, 2018 is set forth in the table below.

2017-2 EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$545 million	$252 million	$221 million
Fixed interest rate per annum	3.35%	3.60%	3.70%
Maturity date	October 2029	October 2029	October 2025
2012-2C(R) EETCs
On May 15, 2018, American created a pass-through trust which issued $100 million aggregate face amount of the Series 2012-2 Class C(R) EETCs (the 2012-2C(R) EETCs). Interest and principal payments on equipment notes issued in connection with the 2012-2C(R) EETCs are payable semiannually in June and December of each year, beginning in December 2018.
American had previously issued $100 million aggregate face amount of Series 2012-2 Class C Certificates on June 6, 2013 (the 2012-2C Certificates) in connection with the financing of 11 aircraft previously delivered to American between May 2013 and October 2013. On June 1, 2018, American redeemed the Series C Equipment Notes relating to such 2012-2C Certificates (the 2012-2C Equipment Notes), which were scheduled to mature on June 3, 2018. The proceeds received from the 2012-2C(R) EETCs were used for the redemption of the 2012-2 Series C Equipment Notes and the repayment of the 2012-2C Certificates.
Certain information regarding the 2012-2 Class C(R) EETC equipment notes as of June 30, 2018 is set forth in the table below.

2012-2C(R) EETCs
Series C(R)
Aggregate principal issued	$100 million
Fixed interest rate per annum	4.70%
Maturity date	June 2021
Equipment Loans and Other Notes Payable Issued in 2018
In the first six months of 2018, American entered into agreements under which it borrowed $509 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2023 through 2029.
Other Financing Activities
2013 Credit Facilities
In May 2018, American and AAG entered into a Fourth Amendment (the Fourth Amendment) to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015, which amended and restated the Credit and Guaranty Agreement dated as of June 27, 2013 (as previously amended, the Credit Agreement, and the term loan and revolving credit facilities established thereunder, the 2013 Credit Facilities), pursuant to which American refinanced $1.8 billion of the existing term loans outstanding under the 2013 Credit Facilities with proceeds of term loans incurred under the Fourth Amendment (the Replacement Term Loans). The interest rate margin on the Replacement Term Loans was reduced from 2.00% to 1.75% for those loans with interest rates based on LIBOR and from 1.00% to 0.75% for those loans with interest rates based on an index. Additionally, the Fourth Amendment extended the maturity date of the Replacement Term Loans to June 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
During the three and six months ended June 30, 2018, American recorded an income tax provision of $220 million and $334 million, respectively, which was substantially non-cash as American utilized the NOLs described above. For the three and six months ended June 30, 2018, this provision included an $18 million special income tax charge related to an international income tax matter. Additionally, for the six months ended June 30, 2018, American's income tax provision included a $30 million special income tax charge to establish a required valuation allowance related to American's estimated refund for AMT credits, which is now subject to a sequestration reduction rate of approximately 6.6%. Substantially all of American’s income before income taxes is attributable to the United States.
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act is the most comprehensive tax change in more than 30 years. As of June 30, 2018, American has not completed its evaluation of the 2017 Tax Act; however, to the extent possible, American has made a reasonable estimate of its effects, including the impact of lower corporate income tax rates (21% vs. 35%) on its deferred tax assets and liabilities and the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.
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
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2018
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$17	$17	$—	$—
Corporate obligations	1,301	—	1,301	—
Bank notes/certificates of deposit/time deposits	2,802	—	2,802	—
Repurchase agreements	250	—	250	—
	4,370	17	4,353	—
Restricted cash and short-term investments (1)	183	42	141	—
Long-term investments (3)	216	216	—	—
Total	$4,769	$275	$4,494	$—

(1)	Unrealized gains or losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $475 million of bank notes/certificates of deposit/time deposits and $100 million of corporate obligations.

(3)	Long-term investments primarily include American's investment in China Southern Airlines and are classified in other assets on its condensed consolidated balance sheets.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$22,801	$22,999	$23,294	$24,029

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2018	2017	2018	2017
Service cost	$1	$—	$1	$1
Interest cost	168	180	9	10
Expected return on assets	(225)	(196)	(6)	(5)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(59)
Unrecognized net loss (gain)	36	36	(5)	(6)
Net periodic benefit cost (income)	$(13)	$27	$(60)	$(59)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2018	2017	2018	2017
Service cost	$1	$1	$2	$2
Interest cost	336	359	17	19
Expected return on assets	(450)	(393)	(11)	(10)
Amortization of:
Prior service cost (benefit)	14	14	(119)	(119)
Unrecognized net loss (gain)	72	72	(10)	(11)
Net periodic benefit cost (income)	$(27)	$53	$(121)	$(119)
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The components of net periodic benefit income other than the service cost component are included in nonoperating other income, net in the condensed consolidated statements of operations.
During the first six months of 2018, American contributed $311 million to its defined benefit pension plans, including supplemental contributions of $272 million in addition to a $39 million minimum required contribution.
8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2017	$(4,508)	$(1)	$(742)		$(5,251)
Amounts reclassified from AOCI	(43)	—	10	(2)	(33)
Net current-period other comprehensive income (loss)	(43)	—	10		(33)
Balance at June 30, 2018	$(4,551)	$(1)	$(732)		$(5,284)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(40)	$(33)	$(80)	$(67)	Nonoperating other income (expense), net
Actuarial loss	23	18	47	38	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$(17)	$(15)	$(33)	$(29)
9. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Aircraft fuel and related taxes	$465	$329	$863	$648
Salaries, wages and benefits	87	86	169	161
Capacity purchases from third-party regional carriers	825	827	1,622	1,628
Maintenance, materials and repairs	3	2	5	3
Other rent and landing fees	147	150	288	296
Aircraft rent	7	7	14	14
Selling expenses	96	94	181	174
Depreciation and amortization	67	65	135	128
Special items, net	—	1	—	4
Other	87	68	188	143
Total regional expenses	$1,784	$1,629	$3,465	$3,199
10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	June 30, 2018	December 31, 2017
AAG (1)	$12,529	$10,968
AAG’s wholly-owned subsidiaries (2)	(2,126)	(2,146)
Total	$10,403	$8,822

(1)
The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s dividend and share repurchase programs as well as the repayment of AAG's 6.125% senior notes.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of June 30, 2018, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to American but rather will be distributed to former AMR stockholders.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, postemployment benefits are not vested benefits and thus may be modified or terminated without liability to American. As of June 30, 2018, American has determined not to pursue this claim and have a motion pending in the Bankruptcy Court to this effect.
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
Private Party Antitrust Action. Subsequent to announcement of the delivery of CIDs by the DOJ, American, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia. On June 15, 2018, American reached a preliminary settlement agreement with the plaintiffs in the amount of $45 million that, once approved, will resolve all claims in the U.S. lawsuits. That settlement received preliminary approval from the Court on June 18, 2018. American expects the Court to issue final approval of the settlement later this year.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

12. Subsequent Event
Equipment Loans
In July 2018, American entered into agreements under which it borrowed $312 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2023.

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
Background
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, we operate an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries. We have hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the second quarter of 2018, approximately 53 million passengers boarded our flights.
Financial Overview
The U.S. Airline Industry
While the second quarter of 2018 marked another profitable quarter for the U.S. airline industry, higher fuel costs significantly impacted industry results. The price of Brent crude oil per barrel, which jet fuel prices tend to follow, was on average approximately 50% higher in the second quarter of 2018 as compared to the 2017 period. The average daily spot price for Brent crude oil during the second quarter of 2018 was $75 per barrel as compared to an average daily spot price of $50 per barrel during the second quarter of 2017. On a daily basis, Brent crude oil prices fluctuated during the second quarter between a high of $80 per barrel to a low of $67 per barrel, and closed on June 30, 2018 at $79 per barrel. Brent crude oil prices were higher in the 2018 period due principally to reductions of global inventories driven by strong demand and continued production restraint. With respect to revenue, the legacy U.S. airlines reported positive unit revenue growth. In international markets, particularly in the Atlantic market, unit revenue growth outpaced the growth of domestic markets.
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

AAG’s Second Quarter 2018 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Passenger revenue	$10,674	$10,353	$321	3.1
Cargo revenue	261	219	42	19.4
Other operating revenue	708	655	53	8.1
Total operating revenues	11,643	11,227	416	3.7
Mainline and regional aircraft fuel and related taxes	2,568	1,839	729	39.6
Salaries, wages and benefits	3,093	3,037	56	1.8
Total operating expenses	10,615	9,628	987	10.3
Operating income	1,028	1,599	(571)	(35.7)
Pre-tax income	769	1,389	(620)	(44.7)
Income tax provision	203	525	(322)	(61.4)
Net income	566	864	(298)	(34.5)

Pre-tax income	$769	$1,389	$(620)	(44.7)
Adjusted for: Total pre-tax net special items (1)	232	205	27	12.9
Pre-tax income excluding special items	$1,001	$1,594	$(593)	(37.2)

(1)	See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of special items.
Pre-Tax Income and Net Income
Pre-tax income and net income were $769 million and $566 million in the second quarter of 2018, respectively. This compares to second quarter 2017 pre-tax income and net income of $1.4 billion and $864 million, respectively. Excluding the effects of pre-tax net special items, we recognized pre-tax income of $1.0 billion in the second quarter of 2018 as compared to $1.6 billion in the second quarter of 2017. The quarter-over-quarter declines in our pre-tax income on both a GAAP basis and excluding pre-tax net special items were principally driven by a 37.5% increase in the average price per gallon of fuel. This increase was offset in part by higher revenues.
Additionally, on June 14, 2018, PSA Airlines, Inc. one of our wholly-owned regional carriers, experienced a technology system issue that impacted its operations and resulted in the cancellation of approximately 3,000 flights over the week that followed. We estimate that this event negatively impacted our pre-tax income by approximately $35 million.
Revenue
In the second quarter of 2018, we reported total operating revenues of $11.6 billion, an increase of $416 million, or 3.7%, as compared to the 2017 period. Passenger revenue was $10.7 billion in the second quarter of 2018, an increase of $321 million, or 3.1%, as compared to the 2017 period. The increase in passenger revenue in the second quarter of 2018 was due to a 2.0% increase in revenue passenger miles (RPMs) and a 1.0% increase in yields driven by continued strong demand. International yields increased 6.1%, led by improved yields in the Atlantic market, which more than offset a 0.9% decrease in domestic yields.
Additionally, cargo revenue increased $42 million, or 19.4%, primarily due to increases in freight volume and domestic and international freight yields. Other revenue, driven by higher loyalty revenue, increased $53 million, or 8.1%, as compared to the second quarter of 2017.

Our total revenue per available seat mile (TRASM) was 15.97 cents in the second quarter of 2018, a 2.1% increase as compared to 15.65 cents in the second quarter of 2017. This marks our seventh consecutive quarter of positive TRASM growth.
Fuel
Our mainline and regional fuel expense totaled $2.6 billion in the second quarter of 2018, which was $729 million, or 39.6%, higher as compared to the 2017 period. This increase was driven by a 37.5% increase in the average price per gallon of fuel to $2.24 in the second quarter of 2018 from $1.63 in the 2017 period.
As of June 30, 2018, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.
Our 2018 second quarter total cost per available seat mile (CASM) was 14.56 cents, an increase of 8.5%, from 13.42 cents in 2017. The increase was primarily driven by an increase in fuel costs as described above.
Our 2018 second quarter CASM excluding special items and fuel was 10.83 cents, an increase of 2.4%, as compared to the 2017 period. The increase was primarily driven by higher depreciation due to the delivery of new aircraft as a result of our fleet renewal program and merger integration projects as well as higher other operating expenses associated with improving our product offerings, customer experience and operational reliability.
For a reconciliation of total CASM excluding special items and fuel, see below “Reconciliation of GAAP to Non-GAAP Financial Measures.”
Liquidity
As of June 30, 2018, we had approximately $7.2 billion in total available liquidity, consisting of $4.7 billion in unrestricted cash and short-term investments and $2.5 billion in undrawn revolving credit facilities. We also had restricted cash and short-term investments of $183 million.
During the second quarter of 2018, we completed the following financing transactions:

•	Refinanced a $1.8 billion term loan at a lower interest rate and extended the maturity date from 2020 to 2025

•	Raised $583 million in proceeds from aircraft debt financing, approximately $440 million of which was used to repay existing indebtedness

•	Raised $229 million in proceeds from aircraft sale-leaseback transactions
See Note 6 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on our debt obligations.
Additionally, we returned $396 million to our stockholders, including quarterly dividend payments of $46 million and the repurchase of $350 million of common stock, or 8.2 million shares, during the second quarter of 2018. Since our capital return program commenced in mid-2014, we have returned $12.3 billion to stockholders, including $929 million in quarterly dividend payments and $11.3 billion in share repurchases, or 278.9 million shares. In July 2018, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of August 7, 2018, and payable on August 21, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Reconciliation of Pre-Tax Income Excluding Special Items:
Pre-tax income - GAAP	$769	$1,389	$1,042	$1,924
Pre-tax special items (1):
Operating special items, net	152	203	347	324
Nonoperating special items, net	80	2	80	7
Total pre-tax special items, net	232	205	427	331
Pre-tax income excluding special items	$1,001	$1,594	$1,469	$2,255

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of Total Operating Costs per Available Seat Mile (CASM) Excluding Special Items and Fuel:
(In millions)
Total operating expenses - GAAP	$10,615	$9,628	$20,585	$18,711
Special items (1):
Special items, net	(152)	(202)	(347)	(320)
Regional operating special items, net	—	(1)	—	(4)
Fuel:
Aircraft fuel and related taxes - mainline	(2,103)	(1,510)	(3,866)	(2,912)
Aircraft fuel and related taxes - regional	(465)	(329)	(863)	(648)
Total operating expenses, excluding special items and fuel	$7,895	$7,586	$15,509	$14,827
(In millions)
Total Available Seat Miles (ASM)	72,893	71,743	138,717	136,083
(In cents)
Total operating CASM	14.56	13.42	14.84	13.75
Special items per ASM:
Special items, net (1)	(0.21)	(0.28)	(0.25)	(0.24)
Fuel per ASM:
Aircraft fuel and related taxes - mainline	(2.89)	(2.10)	(2.79)	(2.14)
Aircraft fuel and related taxes - regional	(0.64)	(0.46)	(0.62)	(0.48)
Total CASM, excluding special items and fuel	10.83	10.57	11.18	10.90

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2018	2017			2018	2017
Revenue passenger miles (millions) (a)	60,779	59,564	2.0%		113,725	110,548	2.9%
Available seat miles (millions) (b)	72,893	71,743	1.6%		138,717	136,083	1.9%
Passenger load factor (percent) (c)	83.4	83.0	0.4	pts	82.0	81.2	0.8	pts
Yield (cents) (d)	17.56	17.38	1.0%		17.72	17.50	1.2%
Passenger revenue per available seat mile (cents) (e)	14.64	14.43	1.5%		14.53	14.22	2.2%
Total revenue per available seat mile (cents) (f)	15.97	15.65	2.1%		15.89	15.47	2.8%
Aircraft at end of period	1,559	1,583	(1.5)%		1,559	1,583	(1.5)%
Fuel consumption (gallons in millions)	1,147	1,129	1.6%		2,177	2,143	1.6%
Average aircraft fuel price including related taxes (dollars per gallon)	2.24	1.63	37.5%		2.17	1.66	30.8%
Full-time equivalent employees at end of period	131,600	128,300	2.6%		131,600	128,300	2.6%
Operating cost per available seat mile (cents) (g)	14.56	13.42	8.5%		14.84	13.75	7.9%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenue divided by ASMs.

(f)	Total revenue per available seat mile (TRASM) – Total revenues divided by total ASMs.

(g)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Pre-tax income and net income were $769 million and $566 million in the second quarter of 2018, respectively. This compares to the second quarter 2017 pre-tax income and net income of $1.4 billion and $864 million, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $1.0 billion and $1.6 billion in the second quarters of 2018 and 2017, respectively.
The quarter-over-quarter declines in our pre-tax income on both a GAAP basis and excluding pre-tax net special items were principally driven by an increase in fuel costs, which was offset in part by higher revenues.

Operating Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Passenger	$10,674	$10,353	$321	3.1
Cargo	261	219	42	19.4
Other	708	655	53	8.1
Total operating revenues	$11,643	$11,227	$416	3.7
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended June 30, 2017
	Three Months Ended June 30, 2018	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$10,674	2.0%	1.6%	0.4	pts	1.0%	1.5%
Passenger revenue increased $321 million, or 3.1%, in the second quarter of 2018 from the 2017 period due to a 2.0% quarter-over-quarter increase in RPMs and a 1.0% increase in yields driven by continued strong demand. International yields increased 6.1%, led by improved yields in the Atlantic market, which more than offset a 0.9% decrease in domestic yields.
Cargo revenue increased $42 million, or 19.4%, in the second quarter of 2018 from the 2017 period primarily driven by increases in freight volume and domestic and international freight yields.
Other revenue includes revenue associated with our loyalty program, airport clubs, advertising and vacation-related services. Other revenue increased $53 million, or 8.1%, in the second quarter of 2018 from the 2017 period due to higher revenue associated with our loyalty program. For the three months ended June 30, 2018 and 2017, loyalty revenue included in other revenue was $582 million and $533 million, respectively.
Total operating revenues in the second quarter of 2018 increased $416 million, or 3.7%, from the 2017 period driven principally by a 3.1% increase in passenger revenue as described above. Our TRASM was 15.97 cents in the second quarter of 2018, a 2.1% increase as compared to 15.65 cents in the 2017 period.

Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,103	$1,510	$593	39.3
Salaries, wages and benefits	3,093	3,037	56	1.8
Maintenance, materials and repairs	505	495	10	2.0
Other rent and landing fees	490	452	38	8.3
Aircraft rent	305	294	11	3.6
Selling expenses	385	376	9	2.6
Depreciation and amortization	463	418	45	10.9
Special items, net	152	202	(50)	(24.5)
Other	1,326	1,224	102	8.4
Regional expenses:
Aircraft fuel and related taxes	465	329	136	41.1
Other	1,328	1,291	37	2.8
Total operating expenses	$10,615	$9,628	$987	10.3
Total operating expenses increased $987 million, or 10.3%, in the second quarter of 2018 from the 2017 period. The increase in operating expenses was principally driven by an increase in fuel costs. See detailed explanations below relating to changes in total CASM.
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

The major components of our total CASM and our total CASM excluding special items and fuel for the three months ended June 30, 2018 and 2017 are as follows (amounts may not recalculate due to rounding):

	Three Months Ended June 30,		Percent Increase (Decrease)
	2018	2017
	(In cents, except percentage changes)
Total CASM:
Aircraft fuel and related taxes	2.89	2.10	37.1
Salaries, wages and benefits	4.24	4.23	0.2
Maintenance, materials and repairs	0.69	0.69	0.4
Other rent and landing fees	0.67	0.63	6.6
Aircraft rent	0.42	0.41	2.0
Selling expenses	0.53	0.52	1.0
Depreciation and amortization	0.63	0.58	9.1
Special items, net	0.21	0.28	(25.7)
Other	1.82	1.71	6.7
Regional expenses:
Aircraft fuel and related taxes	0.64	0.46	38.9
Other	1.82	1.80	1.2
Total CASM	14.56	13.42	8.5
Special items, net:
Special items, net	(0.21)	(0.28)	(25.7)
Aircraft fuel and related taxes:
Aircraft fuel and related taxes - mainline	(2.89)	(2.10)	37.1
Aircraft fuel and related taxes - regional	(0.64)	(0.46)	38.9
Total CASM, excluding special items and fuel	10.83	10.57	2.4
Significant changes in the components of total CASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 37.1% primarily due to a 37.8% increase in the average price per gallon of fuel to $2.23 in the second quarter of 2018 from $1.62 in the 2017 period.

•	Other rent and landing fees per ASM increased 6.6% and was primarily driven by rate increases at certain hub airports in the second quarter of 2018 as compared to the 2017 period.

•
Depreciation and amortization per ASM increased 9.1% due in part to our fleet renewal program as subsequent to the second quarter of 2017 we took delivery of 18 newly owned mainline aircraft. Information technology and software development projects associated with our merger integration also contributed to the increase.

•	Other operating expenses per ASM increased 6.7% primarily due to expenses associated with improving our product offerings, customer experience and operational reliability.

•
Regional aircraft fuel and related taxes per ASM increased 38.9% primarily due to a 35.7% increase in the average price per gallon of fuel to $2.29 in the second quarter of 2018 from $1.69 in the 2017 period as well as a 4.0% increase in gallons of fuel consumed.

Operating Special Items, Net

	Three Months Ended June 30,
	2018	2017
	(In millions)
Fleet restructuring expenses (1)	$83	$48
Merger integration expenses (2)	60	68
Mark-to-market adjustments on bankruptcy obligations (3)	(57)	38
Intangible asset impairment (4)	26	—
Litigation settlement	5	—
Labor contract expenses	—	45
Other operating charges, net	35	3
Total mainline operating special items, net	152	202
Regional operating special items, net	—	1
Total operating special items, net	$152	$203

(1)	Fleet restructuring expenses principally included the acceleration of depreciation and impairments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with our remaining integration projects, principally our flight attendant, human resources, payroll and technical operations integrations.

(3)	Bankruptcy obligations will ultimately be settled in shares of our common stock. Accordingly, fluctuations in our stock price result in mark-to-market adjustments to these obligations.

(4)	Intangible asset impairment includes a non-cash charge to write-off our Brazil route authority as a result of ratification of the U.S.-Brazil open skies agreement.
Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Interest income	$30	$24	$6	29.3
Interest expense, net	(266)	(263)	(3)	1.0
Other income (expense), net	(23)	29	(52)	nm(1)
Total nonoperating expense, net	$(259)	$(210)	$(49)	23.1

(1) Not meaningful.
In the 2018 period, other nonoperating expense, net principally included a $66 million net special charge for mark-to-market unrealized losses primarily on our equity investment in China Southern Airlines Company Limited (China Southern Airlines), $29 million of net foreign currency losses, principally associated with losses from Latin American currencies, and $14 million of net special charges associated with debt refinancings and extinguishments. These charges were offset in part by $75 million of non-service related pension and other postretirement benefit plan income.
In the 2017 period, other nonoperating income, net principally included $33 million of non-service related pension and other postretirement benefit plan income, offset in part by $7 million of net foreign currency losses.

Income Taxes
In the second quarter of 2018, we recorded an income tax provision of $203 million, which was substantially non-cash due to utilization of our net operating losses (NOLs). This provision included an $18 million special income tax charge related to an international income tax matter. Substantially all of our income before income taxes is attributable to the United States. At December 31, 2017, we had approximately $10.0 billion of federal NOLs and $3.4 billion of state NOLs, substantially all of which are expected to be available in 2018 to reduce federal and state taxable income.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Pre-tax income and net income were $1.0 billion and $753 million in the first six months of 2018, respectively. This compares to the first six months of 2017 pre-tax income and net income of $1.9 billion and $1.2 billion, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $1.5 billion and $2.3 billion in the first six months of 2018 and 2017, respectively.
The period-over-period declines in our pre-tax income on both a GAAP basis and excluding pre-tax net special items were principally driven by an increase in fuel costs and higher wage rates, which were offset in part by higher revenues.
Operating Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Passenger	$20,154	$19,350	$804	4.2
Cargo	488	410	78	19.1
Other	1,402	1,287	115	9.0
Total operating revenues	$22,044	$21,047	$997	4.7
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Six Months Ended June 30, 2017
	Six Months Ended June 30, 2018	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$20,154	2.9%	1.9%	0.8	pts	1.2%	2.2%
Passenger revenue increased $804 million, or 4.2%, in the first six months of 2018 from the 2017 period primarily driven by a 2.9% period-over-period increase in RPMs and 1.2% increase in yields driven by continued strong demand. International yields increased 6.4%, led by improved yields in the Atlantic market, which more than offset a 0.5% decrease in domestic yields.
Cargo revenue increased $78 million, or 19.1%, in the first six months of 2018 from the 2017 period primarily driven by increases in freight volume and domestic and international freight yields.
Other revenue includes revenue associated with our loyalty program, airport clubs, advertising and vacation-related services. Other revenue increased $115 million, or 9.0%, in the first six months of 2018 from the 2017 period due to higher revenue associated with our loyalty program. In the first six months of 2018 and 2017, loyalty revenue included in other revenue was $1.2 billion and $1.0 billion, respectively.
Total operating revenues in the first six months of 2018 increased $997 million, or 4.7%, from the 2017 period driven principally by a 4.2% increase in passenger revenue as described above. Our TRASM was 15.89 cents in the first six months of 2018, a 2.8% increase as compared to 15.47 cents in the 2017 period.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,866	$2,912	$954	32.8
Salaries, wages and benefits	6,111	5,898	213	3.6
Maintenance, materials and repairs	973	987	(14)	(1.4)
Other rent and landing fees	952	892	60	6.6
Aircraft rent	609	589	20	3.4
Selling expenses	742	694	48	6.9
Depreciation and amortization	908	822	86	10.5
Special items, net	347	320	27	8.5
Other	2,587	2,403	184	7.6
Regional expenses:
Aircraft fuel and related taxes	863	648	215	33.2
Other	2,627	2,546	81	3.2
Total operating expenses	$20,585	$18,711	$1,874	10.0
Total operating expenses increased $1.9 billion, or 10.0%, in the first six months of 2018 from the 2017 period. The increase in operating expenses was primarily driven by an increase in fuel costs and higher wage rates. See detailed explanations below relating to changes in total CASM.
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

The major components of our total CASM and our total CASM excluding special items and fuel for the six months ended June 30, 2018 and 2017 are as follows (amounts may not recalculate due to rounding):

	Six Months Ended June 30,		Percent Increase (Decrease)
	2018	2017
	(In cents, except percentage changes)
Total CASM:
Aircraft fuel and related taxes	2.79	2.14	30.3
Salaries, wages and benefits	4.41	4.33	1.6
Maintenance, materials and repairs	0.70	0.73	(3.3)
Other rent and landing fees	0.69	0.66	4.6
Aircraft rent	0.44	0.43	1.5
Selling expenses	0.53	0.51	4.9
Depreciation and amortization	0.65	0.60	8.4
Special items, net	0.25	0.24	6.5
Other	1.86	1.77	5.6
Regional expenses:
Aircraft fuel and related taxes	0.62	0.48	30.7
Other	1.89	1.87	1.2
Total CASM	14.84	13.75	7.9
Special items, net:
Special items, net	(0.25)	(0.24)	6.5
Aircraft fuel and related taxes:
Aircraft fuel and related taxes - mainline	(2.79)	(2.14)	30.3
Aircraft fuel and related taxes - regional	(0.62)	(0.48)	30.7
Total CASM, excluding special items and fuel	11.18	10.90	2.6
Significant changes in the components of total CASM are as follows:

•
Aircraft fuel and related taxes per ASM increased 30.3% primarily due to a 31.1% increase in the average price per gallon of fuel to $2.16 in the first six months of 2018 from $1.65 in the 2017 period.

•	Salaries, wages and benefits per ASM increased 1.6% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017.

•
Depreciation and amortization per ASM increased 8.4% due in part to our fleet renewal program as subsequent to the second quarter of 2017 we took delivery of 18 newly owned mainline aircraft. Information technology and software development projects associated with our merger integration also contributed to the increase.

•	Other operating expenses per ASM increased 5.6% primarily due to expenses associated with improving our product offerings, customer experience and operational reliability.

•
Regional aircraft fuel and related taxes per ASM increased 30.7% primarily due to a 29.4% increase in the average price per gallon of fuel to $2.22 in the first six months of 2018 from $1.72 in the 2017 period.

Operating Special Items, Net

	Six Months Ended June 30,
	2018	2017
	(In millions)
Fleet restructuring expenses (1)	$166	$111
Merger integration expenses (2)	120	130
Mark-to-market adjustments on bankruptcy obligations (3)	(56)	20
Intangible asset impairment (4)	26	—
Litigation settlement	45	—
Labor contract expenses	13	45
Other operating charges, net	33	14
Total mainline operating special items, net	347	320
Regional operating special items, net	—	4
Total operating special items, net	$347	$324

(1)	Fleet restructuring expenses principally included the acceleration of depreciation and impairments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with our remaining integration projects, principally our flight attendant, human resources, payroll and technical operations integrations.

(3)	Bankruptcy obligations will ultimately be settled in shares of our common stock. Accordingly, fluctuations in our stock price result in mark-to-market adjustments to these obligations.

(4)	Intangible asset impairment includes a non-cash charge to write-off our Brazil route authority as a result of ratification of the U.S.-Brazil open skies agreement.
Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Interest income	$55	$45	$10	22.7
Interest expense, net	(530)	(520)	(10)	2.0
Other income, net	58	63	(5)	(7.6)
Total nonoperating expense, net	$(417)	$(412)	$(5)	1.2
In the 2018 period, other nonoperating income, net principally included $151 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by a $66 million net special charge for mark-to-market unrealized losses primarily on our equity investment in China Southern Airlines, $23 million of net foreign currency losses, principally associated with losses from Latin American currencies, and $14 million of net special charges associated with debt refinancings and extinguishments.
In the 2017 period, other nonoperating income, net principally included $68 million of non-service related pension and other postretirement benefit plan income, offset in part by $4 million of net foreign currency losses.

Income Taxes
In the first six months of 2018, we recorded an income tax provision of $289 million, which was substantially non-cash due to utilization of our NOLs. This provision included a $22 million special income tax charge to establish a required valuation allowance related to our estimated refund for Alternative Minimum Tax (AMT) credits and an $18 million special income tax charge related to an international income tax matter. Substantially all of our income before income taxes is attributable to the United States.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
American realized pre-tax income of $839 million and net income of $619 million in the second quarter of 2018. This compares to the second quarter 2017 pre-tax income of $1.4 billion and net income of $888 million.
The quarter-over-quarter declines in American's pre-tax income were principally driven by an increase in fuel costs, which was offset in part by higher revenues.
Operating Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Passenger	$10,674	$10,353	$321	3.1
Cargo	261	219	42	19.4
Other	705	652	53	8.1
Total operating revenues	$11,640	$11,224	$416	3.7
Passenger revenue increased $321 million, or 3.1%, in the second quarter of 2018 from the 2017 period due to a quarter-over-quarter increase in RPMs and yields driven by continued strong demand. International yields increased, led by improved yields in the Atlantic market, which more than offset the decrease in domestic yields.
Cargo revenue increased $42 million, or 19.4%, in the second quarter of 2018 from the 2017 period primarily driven by increases in freight volume and domestic and international freight yields.
Other revenue includes revenue associated with American's loyalty program, airport clubs, advertising and vacation-related services. Other revenue increased $53 million, or 8.1%, in the second quarter of 2018 from the 2017 period due to higher revenue associated with American's loyalty program. For the three months ended June 30, 2018 and 2017, loyalty revenue included in other revenue was $582 million and $533 million, respectively.
Total operating revenues in the second quarter of 2018 increased $416 million, or 3.7%, from the 2017 period driven principally by a 3.1% increase in passenger revenue as described above.

Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,103	$1,510	$593	39.3
Salaries, wages and benefits	3,090	3,034	56	1.9
Maintenance, materials and repairs	505	495	10	2.0
Other rent and landing fees	490	452	38	8.3
Aircraft rent	305	294	11	3.6
Selling expenses	385	376	9	2.6
Depreciation and amortization	463	418	45	10.9
Special items, net	152	202	(50)	(24.5)
Other	1,326	1,223	103	8.4
Regional expenses:
Aircraft fuel and related taxes	465	329	136	41.1
Other	1,319	1,300	19	1.5
Total operating expenses	$10,603	$9,633	$970	10.1
Total operating expenses increased $970 million, or 10.1%, in the second quarter of 2018 from the 2017 period. The increase in operating expenses was principally driven by an increase in fuel costs.
Significant changes in the components of American's total operating expenses are as follows:

•	Aircraft fuel and related taxes increased 39.3% primarily due to a 37.8% increase in the average price per gallon of fuel to $2.23 in the second quarter of 2018 from $1.62 in the 2017 period.

•	Other rent and landing fees increased 8.3% and was primarily driven by rate increases at certain hub airports in the second quarter of 2018 as compared to the 2017 period.

•
Depreciation and amortization increased 10.9% due in part to American's fleet renewal program as subsequent to the second quarter of 2017 American took delivery of 18 newly owned mainline aircraft. Information technology and software development projects associated with American's merger integration also contributed to the increase.

•	Other operating expenses increased 8.4% primarily due to expenses associated with improving American's product offerings, customer experience and operational reliability.

•
Regional aircraft fuel and related taxes increased 41.1% primarily due to a 35.7% increase in the average price per gallon of fuel to $2.29 in the second quarter of 2018 from $1.69 in the 2017 period as well as a 4.0% increase in gallons of fuel consumed.

Operating Special Items, Net

	Three Months Ended June 30,
	2018	2017
	(In millions)
Fleet restructuring expenses (1)	$83	$48
Merger integration expenses (2)	60	68
Mark-to-market adjustments on bankruptcy obligations (3)	(57)	38
Intangible asset impairment (4)	26	—
Litigation settlement	5	—
Labor contract expenses	—	45
Other operating charges, net	35	3
Total mainline operating special items, net	152	202
Regional operating special items, net	—	1
Total operating special items, net	$152	$203

(1)	Fleet restructuring expenses principally included the acceleration of depreciation and impairments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with American's remaining integration projects, principally its flight attendant, human resources, payroll and technical operations integrations.

(3)	Bankruptcy obligations will ultimately be settled in shares of AAG common stock. Accordingly, fluctuations in AAG's stock price result in mark-to-market adjustments to these obligations.

(4)	Intangible asset impairment includes a non-cash charge to write-off American's Brazil route authority as a result of ratification of the U.S.-Brazil open skies agreement.
Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Interest income	$82	$53	$29	54.0
Interest expense, net	(257)	(246)	(11)	4.0
Other income (expense), net	(23)	29	(52)	nm(1)
Total nonoperating expense, net	$(198)	$(164)	$(34)	20.8

(1) Not meaningful.
Interest income increased $29 million due to higher interest-bearing related party receivables from American's parent company, AAG.
In the 2018 period, other nonoperating expense, net principally included a $66 million net special charge for mark-to-market unrealized losses primarily on American's equity investment in China Southern Airlines, $29 million of net foreign currency losses, principally associated with losses from Latin American currencies, and $14 million of net special charges associated with debt refinancings and extinguishments. These charges were offset in part by $75 million of non-service related pension and other postretirement benefit plan income.
In the 2017 period, other nonoperating income, net principally included $34 million of non-service related pension and other postretirement benefit plan income, offset in part by $7 million of net foreign currency losses.

Income Taxes
American is part of the AAG consolidated income tax return.
In the second quarter of 2018, American recorded an income tax provision of $220 million, which was substantially non-cash due to utilization of its NOLs. This provision included an $18 million special income tax charge related to an international income tax matter. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2017, American had approximately $10.6 billion of federal NOLs and $3.2 billion of state NOLs, substantially all of which are expected to be available in 2018 to reduce federal and state taxable income.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
American realized pre-tax income of $1.2 billion and net income of $855 million in the first six months of 2018. This compares to the first six months of 2017 pre-tax income of $2.0 billion and net income of $1.3 billion.
The period-over-period declines in American's pre-tax income were principally driven by an increase in fuel costs and higher wage rates, which were offset in part by higher revenues.
Operating Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Passenger	$20,154	$19,350	$804	4.2
Cargo	488	410	78	19.1
Other	1,396	1,280	116	9.1
Total operating revenues	$22,038	$21,040	$998	4.7
Passenger revenue increased $804 million, or 4.2%, in the first six months of 2018 from the 2017 period primarily driven by a period-over-period increase in RPMs and yields driven by continued strong demand. International yields increased, led by improved yields in the Atlantic market, which more than offset the decrease in domestic yields.
Cargo revenue increased $78 million, or 19.1%, in the first six months of 2018 from the 2017 period primarily driven by increases in freight volume and domestic and international freight yields.
Other revenue includes revenue associated with American’s loyalty program, airport clubs, advertising and vacation-related services. Other revenue increased $116 million, or 9.1%, in the first six months of 2018 from the 2017 period due to higher revenue associated with American's loyalty program. In the first six months of 2018 and 2017, loyalty revenue included in other revenue was $1.2 billion and $1.0 billion, respectively.
Total operating revenues in the first six months of 2018 increased $998 million, or 4.7%, from the 2017 period driven principally by a 4.2% increase in passenger revenue as described above.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,866	$2,912	$954	32.8
Salaries, wages and benefits	6,104	5,891	213	3.6
Maintenance, materials and repairs	973	987	(14)	(1.4)
Other rent and landing fees	952	892	60	6.6
Aircraft rent	609	589	20	3.4
Selling expenses	742	694	48	6.9
Depreciation and amortization	908	822	86	10.5
Special items, net	347	320	27	8.5
Other	2,587	2,404	183	7.6
Regional expenses:
Aircraft fuel and related taxes	863	648	215	33.2
Other	2,602	2,551	51	2.0
Total operating expenses	$20,553	$18,710	$1,843	9.9
Total operating expenses increased $1.8 billion, or 9.9%, in the first six months of 2018 from the 2017 period. The increase in operating expenses was primarily driven by an increase in fuel costs and higher wage rates.
Significant changes in the components of American’s total operating expenses are as follows:

•	Aircraft fuel and related taxes increased 32.8% primarily due to a 31.1% increase in the average price per gallon of fuel to $2.16 in the first six months of 2018 from $1.65 in the 2017 period.

•	Salaries, wages and benefits increased 3.6% primarily due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017.

•
Depreciation and amortization increased 10.5% due in part to American's fleet renewal program as subsequent to the second quarter of 2017 American took delivery of 18 newly owned mainline aircraft. Information technology and software development projects associated with American's merger integration also contributed to the increase.

•	Other operating expenses increased 7.6% primarily due to expenses associated with improving American's product offerings, customer experience and operational reliability.

•
Regional aircraft fuel and related taxes increased 33.2% primarily due to a 29.4% increase in the average price per gallon of fuel to $2.22 in the first six months of 2018 from $1.72 in the 2017 period.

Operating Special Items, Net

	Six Months Ended June 30,
	2018	2017
	(In millions)
Fleet restructuring expenses (1)	$166	$111
Merger integration expenses (2)	120	130
Mark-to-market adjustments on bankruptcy obligations (3)	(56)	20
Intangible asset impairment (4)	26	—
Litigation settlement	45	—
Labor contract expenses	13	45
Other operating charges, net	33	14
Total mainline operating special items, net	347	320
Regional operating special items, net	—	4
Total operating special items, net	$347	$324

(1)	Fleet restructuring expenses principally included the acceleration of depreciation and impairments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with American's remaining integration projects, principally its flight attendant, human resources, payroll and technical operations integrations.

(3)	Bankruptcy obligations will ultimately be settled in shares of AAG common stock. Accordingly, fluctuations in AAG's stock price result in mark-to-market adjustments to these obligations.

(4)	Intangible asset impairment includes a non-cash charge to write-off American's Brazil route authority as a result of ratification of the U.S.-Brazil open skies agreement.
Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Interest income	$155	$102	$53	52.1
Interest expense, net	(510)	(488)	(22)	4.5
Other income, net	59	63	(4)	(7.1)
Total nonoperating expense, net	$(296)	$(323)	$27	(8.2)
Interest income increased $53 million due to higher interest-bearing related party receivables from American's parent company, AAG.
In the 2018 period, other nonoperating income, net principally included $151 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by a $66 million net special charge for mark-to-market unrealized losses primarily on American's equity investment in China Southern Airlines, $23 million of net foreign currency losses, principally associated with losses from Latin American currencies, and $14 million of net special charges associated with debt refinancings and extinguishments.
In the 2017 period, other nonoperating income, net principally included $68 million of non-service related pension and other postretirement benefit plan income, offset in part by $4 million of net foreign currency losses.

Income Taxes
American is part of the AAG consolidated income tax return.
In the first six months of 2018, American recorded an income tax provision of $334 million, which was substantially non-cash due to utilization of its NOLs. This provision included a $30 million special income tax charge to establish a required valuation allowance related to American's estimated refund for AMT credits and an $18 million special income tax charge related to an international income tax matter. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
As of June 30, 2018, AAG had approximately $7.2 billion in total available liquidity and $183 million in restricted cash and short-term investments. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Cash	$293	$295	$282	$287
Short-term investments	4,381	4,771	4,370	4,768
Undrawn revolving credit facilities	2,500	2,500	2,500	2,500
Total available liquidity	$7,174	$7,566	$7,152	$7,555
Share Repurchase Programs
In April 2018, we announced that our Board of Directors authorized a new $2.0 billion share repurchase program that expires on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of June 30, 2018, there was $1.7 billion remaining authority to repurchase shares under our new $2.0 billion share repurchase program. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion.
During the three months ended June 30, 2018, we repurchased 8.2 million shares of AAG common stock for $350 million at a weighted average cost per share of $42.81. During the six months ended June 30, 2018, we repurchased 16.6 million shares of AAG common stock for $800 million at a weighted average cost per share of $48.15. Since the inception of our share repurchase programs in July 2014, we have repurchased 278.9 million shares of AAG common stock for $11.3 billion at a weighted average cost per share of $40.69.
Cash Dividends
Our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of May 8, 2018 and paid on May 22, 2018, totaling $46 million. For the first six months of 2018, we paid total quarterly cash dividends of $94 million.
In July 2018, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of August 7, 2018, and payable on August 21, 2018.
Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended at any time at our discretion.

Collateral-Related Covenants
Certain of our debt financing agreements contain loan to value ratio covenants and require us to appraise the related collateral annually. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part. As of June 30, 2018, we were in compliance with the collateral coverage tests for the 2013 Credit Facilities, the 2014 Credit Facilities, the April 2016 Credit Facilities and the December 2016 Credit Facilities as of the most recent measurement dates.
Credit Ratings
The following table details AAG and American’s credit ratings as of June 30, 2018:

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
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $2.9 billion and $3.9 billion for the first six months of 2018 and 2017, respectively, a period-over-period decrease of $1.0 billion. This decrease in operating cash flows from the 2017 to the 2018 period was primarily due to lower profitability in the first six months of 2018 driven by an increase in fuel costs and higher wage rates due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017, which were offset in part by higher revenues.
Investing Activities
Our net cash used in investing activities was $1.0 billion and $3.3 billion for the first six months of 2018 and 2017, respectively.
Our principal investing activities in the 2018 period included expenditures of $1.7 billion for property and equipment, including seven Boeing 737-8 MAX aircraft and two Boeing 787 Family aircraft. These cash outflows were offset in part by $395 million in net sales of short-term investments and $258 million of proceeds primarily from aircraft sale-leaseback transactions.
Our principal investing activities in the 2017 period included expenditures of $3.2 billion for property and equipment, including 15 Airbus A321 aircraft, 10 Boeing 737-800 aircraft, nine Embraer 175 aircraft, and eight Boeing 787 Family aircraft. We also had $456 million in net purchases of short-term investments. These cash outflows were offset in part by $313 million of proceeds primarily from aircraft sale-leaseback transactions.

Financing Activities
Our net cash used in financing activities was $1.9 billion and $621 million for the first six months of 2018 and 2017, respectively.
Our principal financing activities in the 2018 period included $1.9 billion in debt repayments, consisting of $1.4 billion in scheduled debt repayments, including the repayment of our $500 million 6.125% senior notes, and the prepayment of $454 million of secured loans. We also had $837 million in share repurchases and $94 million in dividend payments. These cash outflows were offset in part by net proceeds of $892 million from the issuance of debt, primarily including the issuance of equipment notes related to EETCs.
Our principal financing activities in the 2017 period included $1.1 billion in scheduled debt repayments, $1.0 billion in share repurchases and $102 million in dividend payments. These cash outflows were offset in part by net proceeds of $1.6 billion from the issuance of debt, primarily the issuance of $1.1 billion of EETCs and $533 million borrowed in connection with the financing of certain aircraft.
American
Operating Activities
American’s net cash provided by operating activities was $1.4 billion and $2.8 billion for the first six months of 2018 and 2017, respectively, a period-over-period decrease of $1.4 billion. This decrease in operating cash flows from the 2017 to the 2018 period was primarily due to lower profitability in the first six months of 2018 driven by an increase in fuel costs and higher wage rates due to mid-contract pay rate increases for pilots and flight attendants effective in the second quarter of 2017, which were offset in part by higher revenues.
Investing Activities
American’s net cash used in investing activities was $1.0 billion and $3.2 billion for the first six months of 2018 and 2017, respectively.
American’s principal investing activities in the 2018 period included expenditures of $1.7 billion for property and equipment, including seven Boeing 737-8 MAX aircraft and two Boeing 787 Family aircraft. These cash outflows were offset in part by $403 million in net sales of short-term investments and $255 million of proceeds primarily from aircraft sale-leaseback transactions.
American’s principal investing activities in the 2017 period included expenditures of $3.2 billion for property and equipment, including 15 Airbus A321 aircraft, 10 Boeing 737-800 aircraft, nine Embraer 175 aircraft, and eight Boeing 787 Family aircraft. American also had $456 million in net purchases of short-term investments. These cash outflows were offset in part by $312 million of proceeds primarily from aircraft sale-leaseback transactions.
Financing Activities
American’s net cash used in financing activities was $509 million for the first six months of 2018, and American's net cash provided by financing activities was $494 million for the first six months of 2017.
American’s principal financing activities in the 2018 period included $1.4 billion in debt repayments, consisting of $929 million in scheduled debt repayments and the prepayment of $454 million of secured loans. These cash outflows were offset in part by net proceeds of $892 million from the issuance of debt, primarily including the issuance of equipment notes related to EETCs.
American’s principal financing activities in the 2017 period included $1.1 billion in scheduled debt repayments. These cash outflows were offset by net proceeds of $1.6 billion from the issuance of debt, primarily including the issuance of $1.1 billion of EETCs and $533 million borrowed in connection with the financing of certain aircraft.

Commitments
Significant Indebtedness
As of June 30, 2018, AAG and American had $24.3 billion and $23.0 billion, respectively, including current maturities of $2.2 billion, in long-term debt and capital leases. During the six months ended June 30, 2018, there have been no material changes in our significant indebtedness as discussed in our 2017 Form 10-K, except as discussed in Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of June 30, 2018, we had definitive purchase agreements with Airbus, Boeing, Embraer and Bombardier for the acquisition of the following mainline and regional aircraft:

	Remainder of 2018	2019	2020	2021	2022	2023 and Thereafter	Total
Airbus (1)
A320neo Family	—	17	15	18	20	30	100
Boeing (2)
737 MAX Family	9	20	10	10	—	40	89
787 Family	4	2	12	10	—	25	53
Embraer (3)
E175	5	20	—	—	—	—	25
Bombardier (3)
CRJ900	—	14	1	—	—	—	15
Total	18	73	38	38	20	95	282

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

In July 2018, American and Airbus entered into an agreement to defer the delivery of 22 Airbus A321neo aircraft currently scheduled for delivery in 2019, 2020 and 2021. These aircraft are now scheduled to be delivered in 2024. The table above reflects this revised delivery schedule. In addition, the future payments in the Contractual Obligations table below reflect these transactions.

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

(3)
These aircraft may be operated by wholly-owned regional subsidiaries which would operate the aircraft under capacity purchase arrangements. In May 2018, American agreed to purchase 15 additional E175 regional aircraft from Embraer S.A. and 15 additional CRJ900 aircraft from Bombardier Inc. scheduled for delivery in 2019 and 2020. Additionally, American obtained options to purchase an additional 15 E175 aircraft and 15 CRJ900 aircraft from Embraer S.A. and Bombardier Inc., respectively.

We also have agreements for 41 spare engines to be delivered in 2018 and beyond.

As of June 30, 2018, we had financing commitments for all of the aircraft currently on order and scheduled to be delivered through December 2018. We do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through the end of 2019: 17 Airbus A320neo Family aircraft, 20 Boeing 737 MAX Family aircraft, 15 Embraer E175 aircraft, 14 Bombardier CRJ-900 aircraft and two Boeing 787 Family aircraft. In addition, with the exception of the 47 recently ordered 787 Family aircraft, we do not have financing commitments in place for the remaining aircraft currently on order and scheduled to be delivered in 2020 and beyond. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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
Contractual Obligations
The following table provides details of our future cash contractual obligations as of June 30, 2018 (in millions):

	Payments Due by Period
	Remainder of 2018	2019	2020	2021	2022	2023 and Thereafter	Total
American
Debt and capital lease obligations (a) (c)	$1,040	$2,113	$1,755	$2,938	$1,365	$13,819	$23,030
Interest obligations (b) (c)	491	932	859	763	654	1,696	5,395
Aircraft and engine purchase commitments (d)	996	2,891	1,228	967	1,363	7,489	14,934
Operating lease commitments (e)	1,194	2,180	1,993	1,673	1,500	6,127	14,667
Regional capacity purchase agreements (f)	725	1,377	1,172	979	801	2,003	7,057
Minimum pension obligations (g)	153	890	484	495	581	1,476	4,079
Retiree medical and other postretirement benefits	48	92	80	75	70	314	679
Other purchase obligations (h)	1,046	2,046	1,149	1,120	55	12	5,428
Total American Contractual Obligations	$5,693	$12,521	$8,720	$9,010	$6,389	$32,936	$75,269

AAG and Other AAG Subsidiaries
Debt and capital lease obligations (a)	$—	$750	$505	$2	$2	$20	$1,279
Interest obligations (b)	32	67	14	2	2	6	123
Minimum pension obligations (g)	3	7	3	3	4	19	39
Operating lease commitments	9	8	9	6	5	14	51
Total AAG Contractual Obligations	$5,737	$13,353	$9,251	$9,023	$6,402	$32,995	$76,761

(a)
Amounts represent contractual amounts due. Excludes $229 million and $233 million of unamortized debt discount, premium and issuance costs as of June 30, 2018 for American and AAG, respectively. For additional information, see Note 6 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B.

(b)	For variable-rate debt, future interest obligations are estimated using the current forward rates at June 30, 2018.

(c)	Includes $11.9 billion of future principal payments and $2.6 billion of future interest payments, as of June 30, 2018, related to EETC debt financings of certain aircraft.

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

(e)	Includes $401 million of future minimum lease payments related to EETC leveraged lease financings of certain aircraft as of June 30, 2018.

(f)
Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(g)
Includes minimum pension contributions based on actuarially determined estimates and is based on estimated payments through 2027. The total expected pension contribution of $156 million for the remainder of 2018 assumes a supplemental contribution of $153 million in addition to the $3 million minimum required contribution.

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
Critical Accounting Policies and Estimates
In the second quarter of 2018, there were no changes to our critical accounting policies and estimates from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2017 Form 10-K, except as discussed below relating to the New Revenue Standard.
Effective January 1, 2018, we adopted the New Revenue Standard using the full retrospective method, which resulted in the recast of the prior reporting periods. See Recent Accounting Pronouncements below for effects of adoption on our condensed consolidated statement of operations for the three and six months ended June 30, 2017 and on our consolidated balance sheet as of December 31, 2017. Under the New Revenue Standard, revenue is recognized upon transfer of control of promised products or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.

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
See recast condensed consolidated statement of operations data for the three and six months ended June 30, 2017 and recast consolidated balance sheet data as of December 31, 2017 presented below for the effects of adoption.
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
See recast condensed consolidated statement of operations data for the three and six months ended June 30, 2017 presented below for the effects of adoption.

Impacts to Prior Period Results
The effects of adoption of the New Revenue Standard and New Retirement Standard to our condensed consolidated statement of operations for the three and six months ended June 30, 2017 were as follows (in millions, except per share amounts):

		New Revenue Standard		New Retirement Standard
Three Months Ended June 30, 2017	As Reported	Deferred Revenue Method	Reclassifications	Reclassifications	As Recast
Operating revenues:
Passenger	$9,582	$98	$673	$—	$10,353
Cargo	196	—	23	—	219
Other	1,327	—	(672)	—	655
Total operating revenues	11,105	98	24	—	11,227
Total operating expenses	9,570	—	24	34	9,628
Operating income	1,535	98	—	(34)	1,599
Total nonoperating expense, net	(244)	—	—	34	(210)
Income before income taxes	1,291	98	—	—	1,389
Income tax provision	488	37	—	—	525
Net income	$803	$61	$—	$—	$864
Diluted earnings per common share	$1.63				$1.75

		New Revenue Standard		New Retirement Standard
Six Months Ended June 30, 2017	As Reported	Deferred Revenue Method	Reclassifications	Reclassifications	As Recast
Operating revenues:
Passenger	$17,737	$268	$1,345	$—	$19,350
Cargo	368	—	42	—	410
Other	2,624	—	(1,337)	—	1,287
Total operating revenues	20,729	268	50	—	21,047
Total operating expenses	18,593	—	50	68	18,711
Operating income	2,136	268	—	(68)	2,336
Total nonoperating expense, net	(480)	—	—	68	(412)
Income before income taxes	1,656	268	—	—	1,924
Income tax provision	619	101	—	—	720
Net income	$1,037	$167	$—	$—	$1,204
Diluted earnings per common share	$2.07				$2.41

The effects of adoption of the New Revenue Standard to our December 31, 2017 consolidated balance sheet are as follows (in millions):

	As Reported	New Revenue Standard	As Recast
Deferred tax asset	$427	$1,389	$1,816
Air traffic liability	3,978	64	4,042
Current loyalty program liability	2,791	330	3,121
Noncurrent loyalty program liability	—	5,701	5,701
Total stockholders' equity (deficit)	3,926	(4,706)	(780)
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
Aircraft Fuel
As of June 30, 2018, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Based on our 2018 forecasted fuel consumption, we estimate that a one cent per gallon increase in aviation fuel price would increase our 2018 annual fuel expense by $45 million.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable rate debt instruments and our interest income from short-term, interest bearing investments. If annual interest rates increase 100 basis points, based on our June 30, 2018 variable-rate debt and short term investments balances, annual interest expense on variable rate debt would increase by approximately $91 million and annual interest income on short-term investments would increase by approximately $47 million.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of June 30, 2018 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are still in the process of integrating certain processes, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. In connection with the adoption of the New Revenue Standard on January 1, 2018, we materially modified certain processes related to our loyalty program. The operating effectiveness of these changes will be evaluated as part of our annual assessment of internal control over financial reporting. For the quarter ended June 30, 2018, there have been no changes in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2018.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of June 30, 2018, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, postemployment benefits are not vested benefits and thus may be modified or terminated without liability to American. As of June 30, 2018, we have determined not to pursue this claim and have a motion pending in the Bankruptcy Court to this effect.
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
Private Party Antitrust Action. Subsequent to announcement of the delivery of CIDs by the DOJ, we, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia. On June 15, 2018, we reached a preliminary settlement agreement with the plaintiffs in the amount of $45 million that, once approved, will resolve all claims in the U.S. lawsuits. That settlement received preliminary approval from the Court on June 18, 2018. We expect the Court to issue final approval of the settlement later this year.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of June 30, 2018, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
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
Furthermore, in response to these threats there has been heightened legislative and regulatory focus on data privacy and security in the U.S., the European Union (EU) and elsewhere, particularly with respect to critical infrastructure providers, including those in the transportation sector. As a result, we must comply with a growing and fast-evolving set of legal requirements in this area, including substantive cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. For example, in May 2018, the EU’s new General Data Protection Regulation, commonly referred to as GDPR, came into effect, which imposes a host of new data privacy and security requirements, imposing significant costs on us and carrying substantial penalties for non-compliance.
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
Our business plan contemplates continued significant investments related to modernizing our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of June 30, 2018, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2018-2022 would be approximately $8.4 billion. Accordingly, we will need substantial financing or other capital resources to finance such aircraft and engines. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

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

In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports served by us are regulated by governmental entities through the use of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the DOT and the Federal Aviation Administration (FAA) currently regulate the allocation of slots or slot exemptions at Ronald Reagan Washington National Airport (DCA) and two New York City airports: John F. Kennedy International Airport (JFK) and La Guardia Airport (LGA). In addition to slot restrictions, operations at LGA and DCA are also limited based on the stage length of the flight. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Beijing, Frankfurt, London Heathrow (LHR), Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Airline Trade Association (IATA) Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. We cannot provide any assurance that regulatory changes regarding the allocation of slots or similar regulatory authority will not have a material adverse impact on our operations.
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
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, revising the rules governing NOLs and the rules governing foreign tax credits and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation regulations by the Treasury and Internal Revenue Service, any of which could materially affect the impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact of this legislation on us.
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

The United Kingdom held a referendum in June 2016 regarding its membership in the EU in which a majority of the United Kingdom electorate voted in favor of the British government taking the necessary action for the United Kingdom to leave the EU, commonly referred to as Brexit. In March 2017, the United Kingdom served notice of its decision to withdraw to the EU, formally initiating the withdrawal process. Serving this notice began the two-year period for the United Kingdom to negotiate the terms for its withdrawal from the EU. At this time, it is not certain what steps may be taken to facilitate the United Kingdom’s exit from the EU. The implications of the United Kingdom withdrawing from the EU are similarly unclear at present because it is unclear what relationship the United Kingdom will have with the EU after withdrawal. We face risks associated with the uncertainty following the referendum and the consequences that may flow from the decision to exit the EU, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. Among other things, Brexit will likely require a transition arrangement or new air services agreement involving the U.S. and United Kingdom, and the United Kingdom and EU, to permit our current air services (including those involving our joint business and code share partners) to continue as we currently conduct them. Moreover, the exit of the United Kingdom from the EU could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, the exit of the United Kingdom from the EU has created uncertainty as to the future trade relationship between the EU and the United Kingdom, including as to air traffic services. The exit of the United Kingdom could also lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts cannot be predicted. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
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
There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions. Efforts by the EU in 2009 to regulate flights arriving from or departing for airports outside of the EU have been postponed as members of the International Civil Aviation Organization (ICAO) are negotiating a global agreement on GHG emissions from the aviation sector. On October 6, 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. The CORSIA was supported by the board of Airlines for America (the principal U.S. airline trade association) and IATA (the principal international airline trade association), and by American and many other U.S. and foreign airlines. The CORSIA will increase operating costs for American and most other airlines, including other U.S. airlines that operate internationally, but the implementation of a global program, as compared to regional emission reduction schemes, should ensure that these costs will be more evenly applied to American and its competitors since there will be a common global regulatory regime. The CORSIA is expected to be implemented in phases, with phase I beginning in 2021. Certain details still need to be developed and the impact of the CORSIA cannot be fully predicted. While we do not anticipate any significant emissions allowance expenditures in 2018, compliance with the CORSIA or similar emissions-related requirements could significantly increase our operating costs after 2020. The potential impact of the CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets that American would need to acquire, the GHG efficiency of the American fleet, and the number of future American flights subject to such emissions-related requirements. These costs have not been completely defined and could fluctuate.
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
In 2018 or potentially 2019, the Environmental Protection Agency (EPA) is expected to finalize a rule implementing aircraft engine GHG emission standards developed initially through ICAO. It is anticipated that the EPA rule will closely align with recent ICAO carbon dioxide emission standards. The new standards, which were supported by the airline industry and manufacturers, would apply to new type aircraft certified beginning in 2020, and would be phased in for newly manufactured existing aircraft type designs starting in 2023.
In addition, several states have adopted or are considering initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories, regional GHG cap and trade programs or low carbon fuels programs. Depending on the scope of such regulation, certain of our facilities and operations, or the operations of our suppliers, may be subject to additional operating and other permit requirements, likely resulting in increased operating costs.
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
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. These suppliers continue to consolidate as evidenced by the pending United Technologies acquisition of Rockwell Collins, the recently completed transaction involving Airbus and Bombardier and the recently announced transaction involving Boeing and Embraer. Due to the limited number of these suppliers, we are vulnerable to any problems associated with the performance of their obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft.
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
Since July 2014, as part of our capital deployment program, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of June 30, 2018, there was $1.7 billion remaining authority to repurchase shares under our share repurchase programs. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of common stock may be limited, suspended or discontinued at any time without prior notice.
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
Certain provisions of our Certificate of Incorporation and Second Amended and Restated Bylaws (Bylaws) may have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in our best interest and the best interest of our stockholders. These provisions include, among other things, the following:

•	advance notice procedures for stockholder proposals to be considered at stockholders’ meetings;

•	the ability of our Board of Directors to fill vacancies on the board;

•	a prohibition against stockholders taking action by written consent;

•	holders are restricted from calling a special meeting unless they hold at least 20% of our outstanding shares and follow the procedures provided for in the amended Bylaws;

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended June 30, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
April 2018	637,201	$43.15	637,201	$1,973
May 2018	7,537,806	$42.79	7,537,806	$1,650
June 2018	—	—	—	$1,650
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

3.2
Certificate of Amendment of Restated Certificate of Incorporation of American Airlines Group Inc. (incorporated by reference to Exhibit 3.1 to American Airlines Group Inc.’s Current Report on Form 8-K filed on June 13, 2018 (Commission File No. 1-8400)).

3.3
Third Amended and Restated Bylaws of American Airlines Group Inc. (incorporated by reference to Exhibit 3.2 to American Airlines Group Inc.’s Current Report on Form 8-K filed on June 13, 2018 (Commission File No. 1-8400)).

4.1
Trust Supplement No. 2012-2C(R), dated as of May 15, 2018, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American Airlines, Inc.’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1-2691)).

4.2
Form of Amendment No. 2 to Intercreditor Agreement (2012-2C(R)) among Wilmington Trust Company, not in its individual capacity but solely as Trustee of the American Airlines, Inc. Pass Through Trust 2012-2C(R), American Airlines, Inc. and Wilmington Trust Company, not in its individual capacity but solely as Subordination Agent and Trustee (incorporated by reference to Exhibit C to Exhibit 4.6 to American Airlines, Inc.’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1-2691)).

4.3
Deposit Agreement (Class C(R)), dated as of May 15, 2018, between Wilmington Trust, National Association, as Escrow Agent, and Natixis S.A., acting through its New York Branch, as Depositary (incorporated by reference to Exhibit 4.4 to American Airlines, Inc.’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1- 2691)).

4.4
Escrow and Paying Agent Agreement (Class C(R)), dated as of May 15, 2018, among Wilmington Trust, National Association, as Escrow Agent, Deutsche Bank Securities Inc., as Underwriter, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines, Inc. Pass Through Trust 2012-2C(R), and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.5 to American Airlines, Inc.’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1- 2691)).

4.5
Note Purchase Agreement, dated as of May 15, 2018, among American Airlines, Inc., Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee under the Class C(R) Pass Through Trust Agreement, as Subordination Agent and as Indenture Trustee, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.6 to American Airlines, Inc.’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1- 2691)).

4.6
Form of Amendment to Participation Agreement (Amendment to Participation Agreement among American Airlines, Inc., Wilmington Trust Company, not in its individual capacity, but solely as Subordination Agent and as Indenture Trustee, and Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee under each of the Pass Through Trust Agreements) (incorporated by reference to Exhibit A to Exhibit 4.6 to American Airlines, Inc.’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1- 2691)).

4.7
Form of Amendment to Trust Indenture and Security Agreement (Amendment to Trust Indenture and Security Agreement between American Airlines, Inc., Wilmington Trust Company, not in its individual capacity, but solely as Indenture Trustee, and Wilmington Trust, National Association, as Securities Intermediary) (incorporated by reference to Exhibit B to Exhibit 4.6 to American Airlines, Inc.’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1-2691)).

4.8
Form of Pass Through Trust Certificate, Series 2012-2C(R) (incorporated by reference to Exhibit A to Exhibit 4.2 to American Airlines, Inc.’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1-2691)).

10.1	Supplemental Agreement No. 11, dated as of April 6, 2018, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company. *
10.2	Supplemental Agreement No. 9, dated as of April 6, 2018, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company. *
10.3
Fourth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of May 15, 2018, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, as designated replacement term lender.

12.1	Computation of ratio of earnings to fixed charges of American Airlines Group Inc. for the six months ended June 30, 2018.
12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the six months ended June 30, 2018.
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Confidential treatment has been requested with respect to certain portions of this agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: July 26, 2018	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: July 26, 2018	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)