Form 10-Q
period 2018-09-30
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2018-10-25
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2018

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
As of October 19, 2018, there were 460,581,463 shares of American Airlines Group Inc. common stock outstanding.
As of October 19, 2018, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2018

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues:
Passenger	$10,561	$10,096	$30,714	$29,447
Cargo	260	223	748	633
Other	738	646	2,141	1,931
Total operating revenues	11,559	10,965	33,603	32,011
Operating expenses:
Aircraft fuel and related taxes	2,234	1,570	6,100	4,481
Salaries, wages and benefits	3,129	3,030	9,240	8,928
Regional expenses	1,833	1,654	5,323	4,848
Maintenance, materials and repairs	526	487	1,499	1,474
Other rent and landing fees	497	471	1,448	1,363
Aircraft rent	312	304	921	892
Selling expenses	395	400	1,136	1,094
Depreciation and amortization	473	433	1,382	1,255
Special items, net	215	112	563	432
Other	1,296	1,248	3,883	3,652
Total operating expenses	10,910	9,709	31,495	28,419
Operating income	649	1,256	2,108	3,592
Nonoperating income (expense):
Interest income	29	25	84	70
Interest expense, net	(265)	(266)	(795)	(787)
Other income, net	43	48	101	112
Total nonoperating expense, net	(193)	(193)	(610)	(605)
Income before income taxes	456	1,063	1,498	2,987
Income tax provision	115	402	404	1,122
Net income	$341	$661	$1,094	$1,865

Earnings per common share:
Basic	$0.74	$1.36	$2.35	$3.78
Diluted	$0.74	$1.36	$2.34	$3.76
Weighted average shares outstanding (in thousands):
Basic	460,526	484,772	465,452	493,164
Diluted	461,507	486,625	466,908	495,796
Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$341	$661	$1,094	$1,865
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(17)	(15)	(49)	(44)
Total comprehensive income	$324	$646	$1,045	$1,821
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$303	$295
Short-term investments	4,552	4,771
Restricted cash and short-term investments	154	318
Accounts receivable, net	2,170	1,752
Aircraft fuel, spare parts and supplies, net	1,576	1,359
Prepaid expenses and other	743	651
Total current assets	9,498	9,146
Operating property and equipment
Flight equipment	40,983	40,318
Ground property and equipment	9,187	8,267
Equipment purchase deposits	1,330	1,217
Total property and equipment, at cost	51,500	49,802
Less accumulated depreciation and amortization	(17,277)	(15,646)
Total property and equipment, net	34,223	34,156
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $653 and $622, respectively	2,147	2,203
Deferred tax asset	1,293	1,816
Other assets	1,383	1,373
Total other assets	8,914	9,483
Total assets	$52,635	$52,785

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$2,493	$2,554
Accounts payable	1,886	1,688
Accrued salaries and wages	1,386	1,672
Air traffic liability	5,040	4,042
Loyalty program liability	3,242	3,121
Other accrued liabilities	2,301	2,281
Total current liabilities	16,348	15,358
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	22,274	22,511
Pension and postretirement benefits	6,898	7,497
Loyalty program liability	5,317	5,701
Other liabilities	2,366	2,498
Total noncurrent liabilities	36,855	38,207
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 460,559,470 shares issued and outstanding at September 30, 2018; 475,507,887 shares issued and outstanding at December 31, 2017	5	5
Additional paid-in capital	4,946	5,714
Accumulated other comprehensive loss	(5,203)	(5,154)
Accumulated deficit	(316)	(1,345)
Total stockholders’ deficit	(568)	(780)
Total liabilities and stockholders’ equity (deficit)	$52,635	$52,785
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$2,804	$4,307
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,736)	(4,563)
Proceeds from sale of property and equipment and sale-leaseback transactions	860	831
Purchases of short-term investments	(2,590)	(4,093)
Sales of short-term investments	2,816	4,714
Decrease in restricted short-term investments	72	235
Purchase of equity investment	—	(203)
Other investing activities	(5)	—
Net cash used in investing activities	(1,583)	(3,079)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,149	2,160
Payments on long-term debt and capital leases	(2,442)	(1,813)
Deferred financing costs	(48)	(66)
Treasury stock repurchases	(837)	(1,372)
Dividend payments	(140)	(150)
Other financing activities	13	21
Net cash used in financing activities	(1,305)	(1,220)
Net increase (decrease) in cash and restricted cash	(84)	8
Cash and restricted cash at beginning of period	398	436
Cash and restricted cash at end of period (a)	$314	$444

Supplemental information:
Interest paid, net	801	778
Income taxes paid	16	15

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$303	$340
Restricted cash included in restricted cash and short-term investments	11	104
Total cash and restricted cash	$314	$444

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
See recast condensed consolidated statement of operations data for the three and nine months ended September 30, 2017 and recast consolidated balance sheet data as of December 31, 2017 presented below for the effects of adoption.

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
See recast condensed consolidated statement of operations data for the three and nine months ended September 30, 2017 presented below for the effects of adoption.
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
ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash
This ASU required that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard was applied retrospectively, which resulted in the recast of the prior reporting period in the statement of cash flows. For the nine months ended September 30, 2018 and 2017, $11 million and $104 million, respectively, of restricted cash is included in the total of cash and restricted cash balance at the end of period. A reconciliation of cash and restricted cash from our condensed consolidated statement of cash flows to the amounts reported within our condensed consolidated balance sheet is also included in a table below our condensed consolidated statement of cash flows.
Impacts to Prior Period Results
The effects of adoption of the New Revenue Standard and New Retirement Standard to our condensed consolidated statement of operations for the three and nine months ended September 30, 2017 were as follows (in millions, except per share amounts):

		New Revenue Standard			New Retirement Standard
Three Months Ended September 30, 2017	As Reported	Deferred Revenue Method	Ancillary Revenue Reclassifications	Gross Versus Net Presentation	Reclassifications	As Recast
Operating revenues:
Passenger	$9,377	$59	$651	$9	$—	$10,096
Cargo	200	—	10	13	—	223
Other	1,301	—	(661)	6	—	646
Total operating revenues	10,878	59	—	28	—	10,965
Total operating expenses	9,646	—	—	28	35	9,709
Operating income	1,232	59	—	—	(35)	1,256
Total nonoperating expense, net	(228)	—	—	—	35	(193)
Income before income taxes	1,004	59	—	—	—	1,063
Income tax provision	380	22	—	—	—	402
Net income	$624	$37	$—	$—	$—	$661
Diluted earnings per common share	$1.28					$1.36

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

		New Revenue Standard			New Retirement Standard
Nine Months Ended September 30, 2017	As Reported	Deferred Revenue Method	Ancillary Revenue Reclassifications	Gross Versus Net Presentation	Reclassifications	As Recast
Operating revenues:
Passenger	$27,114	$328	$1,976	$29	$—	$29,447
Cargo	568	—	31	34	—	633
Other	3,924	—	(2,007)	14	—	1,931
Total operating revenues	31,606	328	—	77	—	32,011
Total operating expenses	28,238	—	—	77	104	28,419
Operating income	3,368	328	—	—	(104)	3,592
Total nonoperating expense, net	(709)	—	—	—	104	(605)
Income before income taxes	2,659	328	—	—	—	2,987
Income tax provision	998	124	—	—	—	1,122
Net income	$1,661	$204	$—	$—	$—	$1,865
Diluted earnings per common share	$3.35					$3.76
The effects of adoption of the New Revenue Standard to our December 31, 2017 consolidated balance sheet are as follows (in millions):

	As Reported	New Revenue Standard	As Recast
Deferred tax asset	$427	$1,389	$1,816
Air traffic liability	3,978	64	4,042
Current loyalty program liability	2,791	330	3,121
Noncurrent loyalty program liability	—	5,701	5,701
Total stockholders' equity (deficit)	3,926	(4,706)	(780)
Standards Effective for 2019 Reporting Periods
ASU 2016-02: Leases (Topic 842) (the New Lease Standard)
The New Lease Standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the New Revenue Standard. The New Lease Standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) - Targeted Improvements," which provides entities an optional transition method to apply the New Lease Standard prospectively at the date of adoption instead of recasting prior reporting periods. If this optional transition method is elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
We will adopt the New Lease Standard effective January 1, 2019. We are currently evaluating how the adoption of the New Lease Standard will impact our consolidated financial statements. Interpretations are on-going and could have a material impact on our implementation of the New Lease Standard. Currently, we expect that the adoption of the New Lease Standard will have a material impact on our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

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
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following expenses (income) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fleet restructuring expenses (1)	$109	$62	$275	$174
Merger integration expenses (2)	68	62	188	192
Severance expenses (3)	20	—	20	—
Mark-to-market adjustments on bankruptcy obligations, net (4)	17	(12)	(39)	7
Litigation settlement	—	—	45	—
Intangible asset impairment (5)	—	—	26	—
Labor contract expenses	—	—	13	45
Other operating charges, net	1	—	35	14
Mainline operating special items, net	215	112	563	432

Regional operating special items, net	2	(5)	1	(1)

Mark-to-market adjustments on equity investments, net (6)	15	—	82	—
Debt refinancing and extinguishment charges	—	3	13	12
Nonoperating special items, net	15	3	95	12

Income tax special items, net (7)	—	—	40	—

(1)	Fleet restructuring expenses principally included accelerated depreciation and remaining lease payments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with our integration projects, principally our flight attendant, human resources and payroll, and technical operations integrations.

(3)	Severance expenses primarily included costs associated with reductions in headcount of management and support staff team members.

(4)	Bankruptcy obligations will ultimately be settled in shares of our common stock. Accordingly, fluctuations in our stock price result in mark-to-market adjustments to these obligations.

(5)	Intangible asset impairment includes a non-cash charge to write-off our Brazil route authority as a result of ratification of the U.S.-Brazil open skies agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

(6)
Mark-to-market adjustments on equity investments relate to net unrealized losses resulting from the change in market value primarily associated with our equity investments in China Southern Airlines and Mesa Air Group, Inc.

(7)
Income tax special items for the nine months ended September 30, 2018 included a $22 million charge to income tax expense to establish a required valuation allowance related to our estimated refund for Alternative Minimum Tax (AMT) credits and an $18 million charge related to an international income tax matter.

3. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic EPS:
Net income	$341	$661	$1,094	$1,865
Weighted average common shares outstanding (in thousands)	460,526	484,772	465,452	493,164
Basic EPS	$0.74	$1.36	$2.35	$3.78

Diluted EPS:
Net income for purposes of computing diluted EPS	$341	$661	$1,094	$1,865
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	460,526	484,772	465,452	493,164
Dilutive effect of stock awards	981	1,853	1,456	2,632
Diluted weighted average common shares outstanding	461,507	486,625	466,908	495,796
Diluted EPS	$0.74	$1.36	$2.34	$3.76

Restricted stock unit awards excluded from the calculation of diluted EPS because inclusion would be antidilutive (in thousands)	1,694	66	1,128	432
4. Share Repurchase Programs and Dividends
In April 2018, we announced that our Board of Directors authorized a new $2.0 billion share repurchase program that expires on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of September 30, 2018, there was $1.7 billion remaining authority to repurchase shares under our new $2.0 billion share repurchase program. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion.
During the nine months ended September 30, 2018, we repurchased 16.6 million shares of AAG common stock for $800 million at a weighted average cost per share of $48.15. Since the inception of our share repurchase programs in July 2014, we have repurchased 278.9 million shares of AAG common stock for $11.3 billion at a weighted average cost per share of $40.69.
Our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of August 7, 2018 and paid on August 21, 2018, totaling $46 million. For the first nine months of 2018, we paid total quarterly cash dividends of $140 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

5. Revenue Recognition
(a) Revenue
Effective January 1, 2018, we adopted the New Revenue Standard using the full retrospective method, which resulted in the recast of prior reporting periods. See Recent Accounting Pronouncements in Note 1(b) above for effects of adoption on our condensed consolidated statement of operations for the three and nine months ended September 30, 2017 and on our consolidated balance sheet as of December 31, 2017. Under the New Revenue Standard, revenue is recognized upon transfer of control of promised products or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.
The following are the significant categories comprising our reported operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Passenger revenue:
Passenger travel	$9,790	$9,400	$28,278	$27,179
Loyalty revenue - travel (1)	771	696	2,436	2,268
Total passenger revenue	10,561	10,096	30,714	29,447
Cargo	260	223	748	633
Other:
Loyalty revenue - marketing services	613	527	1,765	1,574
Other revenue	125	119	376	357
Total other revenue	738	646	2,141	1,931
Total operating revenues	$11,559	$10,965	$33,603	$32,011

(1)
Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions for air travel awards from mileage credits earned through travel and mileage credits sold to co-branded card and other partners. See discussion of Loyalty Revenue below.

The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Domestic	$7,424	$7,162	$22,071	$21,522
Latin America	1,210	1,183	3,939	3,622
Atlantic	1,504	1,363	3,471	3,170
Pacific	423	388	1,233	1,133
Total passenger revenue	$10,561	$10,096	$30,714	$29,447
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
Mileage credits sold to co-branded cards and other partners
We sell mileage credits to participating airline partners and non-airline business partners including our co-branded card partners, under contracts with terms extending generally for one to nine years. Consideration received from the sale of mileage credits is variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. We allocate the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Other Revenue
Other revenue includes revenue associated with our loyalty program, which is comprised principally of the marketing component of mileage sales to co-branded card and other partners and other marketing related payments. For the three and nine months ended September 30, 2018, loyalty revenue included in other revenue was $613 million and $1.8 billion, respectively. For the three and nine months ended September 30, 2017, loyalty revenue included in other revenue was $527 million and $1.6 billion, respectively. The accounting and recognition for the loyalty program marketing services are discussed above in Loyalty Revenue. The remaining amounts included within other revenue relate to airport clubs, advertising and vacation-related services.
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

	September 30, 2018	December 31, 2017
	(In millions)
Loyalty program liability	$8,559	$8,822
Air traffic liability	5,040	4,042
Total	$13,599	$12,864
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2017	$8,822
Deferral of revenue	2,302
Recognition of revenue (1)	(2,565)
Balance at September 30, 2018 (2)	$8,559

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of September 30, 2018, our current loyalty program liability was $3.2 billion and represents our current estimate of revenue expected to be recognized in the next twelve months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

The air traffic liability principally represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel dates will be recognized within twelve months. For the nine months ended September 30, 2018, $3.1 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2017.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

6. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2018	December 31, 2017
Secured
2013 Credit Facilities, variable interest rate of 3.98%, installments through 2025	$1,825	$1,825
2014 Credit Facilities, variable interest rate of 4.13%, installments through 2021	1,228	728
April 2016 Credit Facilities, variable interest rate of 4.24%, installments through 2023	980	990
December 2016 Credit Facilities, variable interest rate of 4.16%, installments through 2023	1,238	1,238
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, averaging 4.24%, maturing from 2018 to 2029	11,884	11,881
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.18% to 8.48%, averaging 4.00%, maturing from 2018 to 2029	5,078	5,259
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2019 to 2035	815	857
Other secured obligations, fixed interest rates ranging from 3.81% to 12.24%, maturing from 2021 to 2028	711	773
	23,759	23,551
Unsecured
5.50% senior notes, interest only payments until due in 2019	750	750
4.625% senior notes, interest only payments until due in 2020	500	500
6.125% senior notes, interest only payments until due in 2018	—	500
	1,250	1,750
Total long-term debt and capital lease obligations	25,009	25,301
Less: Total unamortized debt discount, premium and issuance costs	242	236
Less: Current maturities	2,493	2,554
Long-term debt and capital lease obligations, net of current maturities	$22,274	$22,511
The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of September 30, 2018 (in millions):

2013 Revolving Facility	$1,200
2014 Revolving Facility	1,000
April 2016 Revolving Facility	300
Total	$2,500
The December 2016 Credit Facilities provide for a revolving credit facility that may be established in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2018 Aircraft Financing Activities
2017-2 EETCs
In August and October 2017, American created three pass-through trusts which issued approximately $1.0 billion aggregate face amount of Series 2017-2 Class AA, Class A and Class B EETCs (the 2017-2 EETCs). Of the approximately $1.0 billion 2017-2 EETCs, approximately $735 million of such proceeds were used in 2017 to purchase equipment notes issued by American in connection with the financing of 24 aircraft. The remaining approximately $283 million was used in the first six months of 2018 to purchase equipment notes issued by American in connection with financing the remaining 6 of 30 aircraft financed under the 2017-2 EETCs. Interest and principal payments on equipment notes issued in connection with the 2017-2 EETCs are payable semi-annually in April and October of each year, which interest payments began in April 2018 and principal payments will begin in October 2018. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2017-2 EETCs.
Certain information regarding the 2017-2 EETC equipment notes as of September 30, 2018 is set forth in the table below.

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
Certain information regarding the 2012-2 Class C(R) EETC equipment notes as of September 30, 2018 is set forth in the table below.

2012-2C(R) EETCs
Series C(R)
Aggregate principal issued	$100 million
Fixed interest rate per annum	4.70%
Maturity date	June 2021
Other Equipment Notes Issued in 2018
In the first nine months of 2018, American entered into agreements under which it borrowed $1.3 billion in connection with the financing of certain aircraft and pre-delivery purchase deposits. Debt incurred under these agreements matures in 2021 through 2029 and bears interest at fixed and variable rates of LIBOR plus an applicable margin averaging 4.09% at September 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2018 Other Financing Activities
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
2014 Credit Facilities
In September 2018, American and AAG entered into a Fifth Amendment (the Fifth Amendment) to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (as previously amended, the 2014 Credit Agreement, and the term loan and revolving credit facilities established thereunder, as amended by the Fifth Amendment, the 2014 Credit Facilities). The Fifth Amendment provides for incremental term loans in the amount of $500 million. The terms are substantially similar to the terms of the existing term loans under the 2014 Credit Agreement including in relation to maturity and interest rate. As of September 30, 2018, approximately $1.2 billion was outstanding under the term loan portion of the 2014 Credit Facilities and there were no other borrowings or letters of credit outstanding thereunder.
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
At December 31, 2017, we had an AMT credit carryforward of approximately $339 million available for federal income tax purposes, which is expected to be substantially refunded no later than 2021 as a result of the repeal of corporate AMT.
During the three and nine months ended September 30, 2018, we recorded an income tax provision of $115 million and $404 million, respectively, which was substantially non-cash as we utilized our NOLs described above. For the nine months ended September 30, 2018, our income tax provision included a $22 million special income tax charge to establish a required valuation allowance related to our estimated refund for AMT credits, which is now subject to a sequestration reduction rate of approximately 6% and an $18 million special income tax charge related to an international income tax matter. Substantially all of our income before income taxes is attributable to the United States.
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act is the most comprehensive tax change in more than 30 years. As of September 30, 2018, we have not completed our evaluation of the 2017 Tax Act; however, to the extent possible, we have made a reasonable estimate of its effects, including the impact of lower corporate income tax rates (21% vs. 35%) on our deferred tax assets and liabilities and the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.
The 2017 Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation guidance by the U.S. Department of Treasury and the Internal Revenue Service. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Accordingly, we have not yet been able to make a reasonable estimate of the impact of certain items and continue to account for those items based on the tax laws in effect prior to the 2017 Tax Act.
As further interpretations, clarifications and amendments to the 2017 Tax Act are made, our future financial statements could be materially impacted.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

8. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2018.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2018
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$68	$68	$—	$—
Corporate obligations	1,443	—	1,443	—
Bank notes/certificates of deposit/time deposits	2,801	—	2,801	—
Repurchase agreements	240	—	240	—
	4,552	68	4,484	—
Restricted cash and short-term investments (1)	154	12	142	—
Long-term investments (3)	211	211	—	—
Total	$4,917	$291	$4,626	$—

(1)	Unrealized gains or losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $942 million of bank notes/certificates of deposit/time deposits and $150 million of corporate obligations.

(3)	Long-term investments primarily include our equity investment in China Southern Airlines and are classified in other assets on our condensed consolidated balance sheets.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$24,767	$24,932	$25,065	$25,848

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2018	2017	2018	2017
Service cost	$1	$1	$1	$1
Interest cost	169	180	9	10
Expected return on assets	(226)	(198)	(6)	(5)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(59)
Unrecognized net loss (gain)	36	36	(5)	(6)
Net periodic benefit cost (income)	$(13)	$26	$(60)	$(59)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2018	2017	2018	2017
Service cost	$2	$2	$3	$3
Interest cost	507	541	26	29
Expected return on assets	(678)	(592)	(17)	(16)
Amortization of:
Prior service cost (benefit)	21	21	(178)	(178)
Unrecognized net loss (gain)	108	108	(15)	(17)
Net periodic benefit cost (income)	$(40)	$80	$(181)	$(179)
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The components of net periodic benefit income other than the service cost component are included in nonoperating other income, net in the condensed consolidated statements of operations.
During the first nine months of 2018, we contributed $467 million to our defined benefit pension plans, including supplemental contributions of $425 million in addition to a $42 million minimum required contribution.
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2017	$(4,523)	$(1)	$(630)		$(5,154)
Amounts reclassified from AOCI	(64)	—	15	(2)	(49)
Net current-period other comprehensive income (loss)	(64)	—	15		(49)
Balance at September 30, 2018	$(4,587)	$(1)	$(615)		$(5,203)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(40)	$(33)	$(121)	$(100)	Nonoperating other income, net
Actuarial loss	23	19	72	57	Nonoperating other income, net
Total reclassifications for the period, net of tax	$(17)	$(14)	$(49)	$(43)
11. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Aircraft fuel and related taxes	$506	$352	$1,369	$999
Salaries, wages and benefits	403	369	1,175	1,074
Capacity purchases from third-party regional carriers	363	404	1,081	1,210
Maintenance, materials and repairs	83	74	251	209
Other rent and landing fees	155	159	455	466
Aircraft rent	8	9	25	26
Selling expenses	94	95	276	269
Depreciation and amortization	76	79	241	235
Special items, net	2	(5)	1	(1)
Other	143	118	449	361
Total regional expenses	$1,833	$1,654	$5,323	$4,848
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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of September 30, 2018, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.

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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York. The complaint named as defendants US Airways Group, US Airways, AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. A bench trial is expected to be scheduled in the next few months. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
13. Subsequent Events
Dividend Declaration
In October 2018, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of November 6, 2018, and payable on November 20, 2018. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended at any time at our discretion.
Equipment Notes
In October 2018, American issued equipment notes in the principal amount of $74 million in connection with the financing of certain aircraft. These equipment notes are secured by liens on the aircraft financed and mature in October 2023.

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues:
Passenger	$10,561	$10,096	$30,714	$29,447
Cargo	260	223	748	633
Other	735	643	2,132	1,923
Total operating revenues	11,556	10,962	33,594	32,003
Operating expenses:
Aircraft fuel and related taxes	2,234	1,570	6,100	4,481
Salaries, wages and benefits	3,127	3,027	9,231	8,920
Regional expenses	1,810	1,662	5,275	4,860
Maintenance, materials and repairs	526	487	1,499	1,474
Other rent and landing fees	497	471	1,448	1,363
Aircraft rent	312	304	921	892
Selling expenses	395	400	1,136	1,094
Depreciation and amortization	473	433	1,382	1,255
Special items, net	215	112	563	432
Other	1,298	1,247	3,885	3,652
Total operating expenses	10,887	9,713	31,440	28,423
Operating income	669	1,249	2,154	3,580
Nonoperating income (expense):
Interest income	85	56	240	158
Interest expense, net	(262)	(250)	(771)	(738)
Other income, net	44	48	102	112
Total nonoperating expense, net	(133)	(146)	(429)	(468)
Income before income taxes	536	1,103	1,725	3,112
Income tax provision	133	417	467	1,170
Net income	$403	$686	$1,258	$1,942
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$403	$686	$1,258	$1,942
Other comprehensive loss, net of tax:
Pension, retiree medical and other postretirement benefits	(17)	(15)	(50)	(44)
Total comprehensive income	$386	$671	$1,208	$1,898
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$294	$287
Short-term investments	4,542	4,768
Restricted cash and short-term investments	154	318
Accounts receivable, net	2,222	1,755
Receivables from related parties, net	10,525	8,822
Aircraft fuel, spare parts and supplies, net	1,506	1,294
Prepaid expenses and other	739	647
Total current assets	19,982	17,891
Operating property and equipment
Flight equipment	40,669	39,993
Ground property and equipment	8,906	8,006
Equipment purchase deposits	1,330	1,217
Total property and equipment, at cost	50,905	49,216
Less accumulated depreciation and amortization	(16,964)	(15,354)
Total property and equipment, net	33,941	33,862
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $653 and $622, respectively	2,147	2,203
Deferred tax asset	1,429	2,071
Other assets	1,280	1,283
Total other assets	8,947	9,648
Total assets	$62,870	$61,401

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$2,497	$2,058
Accounts payable	1,822	1,625
Accrued salaries and wages	1,332	1,613
Air traffic liability	5,040	4,042
Loyalty program liability	3,242	3,121
Other accrued liabilities	2,213	2,209
Total current liabilities	16,146	14,668
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	20,995	21,236
Pension and postretirement benefits	6,855	7,452
Loyalty program liability	5,317	5,701
Other liabilities	2,317	2,456
Total noncurrent liabilities	35,484	36,845
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,783	16,716
Accumulated other comprehensive loss	(5,301)	(5,251)
Accumulated deficit	(242)	(1,577)
Total stockholder’s equity	11,240	9,888
Total liabilities and stockholder’s equity	$62,870	$61,401
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$1,282	$2,738
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,697)	(4,501)
Proceeds from sale of property and equipment and sale-leaseback transactions	855	816
Purchases of short-term investments	(2,582)	(4,093)
Sales of short-term investments	2,816	4,714
Decrease in restricted short-term investments	72	235
Purchase of equity investment	—	(203)
Other investing activities	(5)	—
Net cash used in investing activities	(1,541)	(3,032)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,149	2,160
Payments on long-term debt and capital leases	(1,942)	(1,813)
Deferred financing costs	(48)	(66)
Other financing activities	15	21
Net cash provided by financing activities	174	302
Net increase (decrease) in cash and restricted cash	(85)	8
Cash and restricted cash at beginning of period	390	424
Cash and restricted cash at end of period (a)	$305	$432

Supplemental information:
Interest paid, net	741	718
Income taxes paid	14	13

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$294	$328
Restricted cash included in restricted cash and short-term investments	11	104
Total cash and restricted cash	$305	$432

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
See recast condensed consolidated statement of operations data for the three and nine months ended September 30, 2017 and recast consolidated balance sheet data as of December 31, 2017 presented below for the effects of adoption.

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
See recast condensed consolidated statement of operations data for the three and nine months ended September 30, 2017 presented below for the effects of adoption.
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
ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash
This ASU required that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This standard was applied retrospectively, which resulted in the recast of the prior reporting period in the statement of cash flows. For the nine months ended September 30, 2018 and 2017, $11 million and $104 million, respectively, of restricted cash is included in the total of cash and restricted cash balance at the end of period. A reconciliation of cash and restricted cash from American's condensed consolidated statement of cash flows to the amounts reported within its condensed consolidated balance sheet is also included in a table below its condensed consolidated statement of cash flows.
Impacts to Prior Period Results
The effects of adoption of the New Revenue Standard and New Retirement Standard to American’s condensed consolidated statement of operations for the three and nine months ended September 30, 2017 were as follows (in millions):

		New Revenue Standard			New Retirement Standard
Three Months Ended September 30, 2017	As Reported	Deferred Revenue Method	Ancillary Revenue Reclassifications	Gross Versus Net Presentation	Reclassifications	As Recast
Operating revenues:
Passenger	$9,377	$59	$651	$9	$—	$10,096
Cargo	200	—	10	13	—	223
Other	1,298	—	(661)	6	—	643
Total operating revenues	10,875	59	—	28	—	10,962
Total operating expenses	9,650	—	—	28	35	9,713
Operating income	1,225	59	—	—	(35)	1,249
Total nonoperating expense, net	(181)	—	—	—	35	(146)
Income before income taxes	1,044	59	—	—	—	1,103
Income tax provision	395	22	—	—	—	417
Net income	$649	$37	$—	$—	$—	$686

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

		New Revenue Standard			New Retirement Standard
Nine Months Ended September 30, 2017	As Reported	Deferred Revenue Method	Ancillary Revenue Reclassifications	Gross Versus Net Presentation	Reclassifications	As Recast
Operating revenues:
Passenger	$27,114	$328	$1,976	$29	$—	$29,447
Cargo	568	—	31	34	—	633
Other	3,916	—	(2,007)	14	—	1,923
Total operating revenues	31,598	328	—	77	—	32,003
Total operating expenses	28,242	—	—	77	104	28,423
Operating income	3,356	328	—	—	(104)	3,580
Total nonoperating expense, net	(572)	—	—	—	104	(468)
Income before income taxes	2,784	328	—	—	—	3,112
Income tax provision	1,046	124	—	—	—	1,170
Net income	$1,738	$204	$—	$—	$—	$1,942
The effects of adoption of the New Revenue Standard to American’s December 31, 2017 consolidated balance sheet are as follows (in millions):

	As Reported	New Revenue Standard	As Recast
Deferred tax asset	$682	$1,389	$2,071
Air traffic liability	3,978	64	4,042
Current loyalty program liability	2,791	330	3,121
Noncurrent loyalty program liability	—	5,701	5,701
Total stockholder’s equity (deficit)	14,594	(4,706)	9,888
Standards Effective for 2019 Reporting Periods
ASU 2016-02: Leases (Topic 842) (the New Lease Standard)
The New Lease Standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the New Revenue Standard. The New Lease Standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) - Targeted Improvements," which provides entities an optional transition method to apply the New Lease Standard prospectively at the date of adoption instead of recasting prior reporting periods. If this optional transition method is elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
American will adopt the New Lease Standard effective January 1, 2019. American is currently evaluating how the adoption of the New Lease Standard will impact its consolidated financial statements. Interpretations are on-going and could have a material impact on American's implementation of the New Lease Standard. Currently, American expects that the adoption of the New Lease Standard will have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following expenses (income) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fleet restructuring expenses (1)	$109	$62	$275	$174
Merger integration expenses (2)	68	62	188	192
Severance expenses (3)	20	—	20	—
Mark-to-market adjustments on bankruptcy obligations, net (4)	17	(12)	(39)	7
Litigation settlement	—	—	45	—
Intangible asset impairment (5)	—	—	26	—
Labor contract expenses	—	—	13	45
Other operating charges, net	1	—	35	14
Mainline operating special items, net	215	112	563	432

Regional operating special items, net	—	(1)	—	3

Mark-to-market adjustments on equity investments, net (6)	15	—	82	—
Debt refinancing and extinguishment charges	—	3	13	12
Nonoperating special items, net	15	3	95	12

Income tax special items, net (7)	—	—	48	—

(1)	Fleet restructuring expenses principally included accelerated depreciation and remaining lease payments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with American's integration projects, principally its flight attendant, human resources and payroll, and technical operations integrations.

(3)	Severance expenses primarily included costs associated with reductions in headcount of management and support staff team members.

(4)	Bankruptcy obligations will ultimately be settled in shares of AAG common stock. Accordingly, fluctuations in AAG's stock price result in mark-to-market adjustments to these obligations.

(5)	Intangible asset impairment includes a non-cash charge to write-off American's Brazil route authority as a result of ratification of the U.S.-Brazil open skies agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(6)
Mark-to-market adjustments on equity investments relate to net unrealized losses resulting from the change in market value primarily associated with our equity investments in China Southern Airlines and Mesa Air Group, Inc.

(7)
Income tax special items for the nine months ended September 30, 2018 included a $30 million charge to income tax expense to establish a required valuation allowance related to American's estimated refund for Alternative Minimum Tax (AMT) credits and an $18 million charge related to an international income tax matter.

3. Revenue Recognition
(a) Revenue
Effective January 1, 2018, American adopted the New Revenue Standard using the full retrospective method, which resulted in the recast of prior reporting periods. See Recent Accounting Pronouncements in Note 1(b) above for effects of adoption on American's condensed consolidated statement of operations for the three and nine months ended September 30, 2017 and on American's consolidated balance sheet as of December 31, 2017. Under the New Revenue Standard, revenue is recognized upon transfer of control of promised products or services to American's customers in an amount that reflects the consideration it expects to receive in exchange for those products or services.
The following are the significant categories comprising American's reported operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Passenger revenue:
Passenger travel	$9,790	$9,400	$28,278	$27,179
Loyalty revenue - travel (1)	771	696	2,436	2,268
Total passenger revenue	10,561	10,096	30,714	29,447
Cargo	260	223	748	633
Other:
Loyalty revenue - marketing services	613	527	1,765	1,574
Other revenue	122	116	367	349
Total other revenue	735	643	2,132	1,923
Total operating revenues	$11,556	$10,962	$33,594	$32,003

(1)
Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions for air travel awards from mileage credits earned through travel and mileage credits sold to co-branded card and other partners. See discussion of Loyalty Revenue below.

The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Domestic	$7,424	$7,162	$22,071	$21,522
Latin America	1,210	1,183	3,939	3,622
Atlantic	1,504	1,363	3,471	3,170
Pacific	423	388	1,233	1,133
Total passenger revenue	$10,561	$10,096	$30,714	$29,447
American attributes passenger revenue by geographic region based upon the origin and destination of each flight segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
Mileage credits sold to co-branded cards and other partners
American sells mileage credits to participating airline partners and non-airline business partners including American's co-branded card partners, under contracts with terms extending generally for one to nine years. Consideration received from the sale of mileage credits is variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. American allocates the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
Other Revenue
Other revenue includes revenue associated with American's loyalty program, which is comprised principally of the marketing component of mileage sales to co-branded card and other partners and other marketing related payments. For the three and nine months ended September 30, 2018, loyalty revenue included in other revenue was $613 million and $1.8 billion, respectively. For the three and nine months ended September 30, 2017, loyalty revenue included in other revenue was $527 million and $1.6 billion, respectively. The accounting and recognition for the loyalty program marketing services are discussed above in Loyalty Revenue. The remaining amounts included within other revenue relate to airport clubs, advertising and vacation-related services.
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

	September 30, 2018	December 31, 2017
	(In millions)
Loyalty program liability	$8,559	$8,822
Air traffic liability	5,040	4,042
Total	$13,599	$12,864
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2017	$8,822
Deferral of revenue	2,302
Recognition of revenue (1)	(2,565)
Balance at September 30, 2018 (2)	$8,559

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of September 30, 2018, American's current loyalty program liability was $3.2 billion and represents American's current estimate of revenue expected to be recognized in the next twelve months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The air traffic liability principally represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel dates will be recognized within twelve months. For the nine months ended September 30, 2018, $3.1 billion of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2017.
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
4. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2018	December 31, 2017
Secured
2013 Credit Facilities, variable interest rate of 3.98%, installments through 2025	$1,825	$1,825
2014 Credit Facilities, variable interest rate of 4.13%, installments through 2021	1,228	728
April 2016 Credit Facilities, variable interest rate of 4.24%, installments through 2023	980	990
December 2016 Credit Facilities, variable interest rate of 4.16%, installments through 2023	1,238	1,238
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 9.75%, averaging 4.24%, maturing from 2018 to 2029	11,884	11,881
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.18% to 8.48%, averaging 4.00%, maturing from 2018 to 2029	5,078	5,259
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.50%, maturing from 2019 to 2035	786	828
Other secured obligations, fixed interest rates ranging from 3.81% to 12.24%, maturing from 2021 to 2028	711	772
Total long-term debt and capital lease obligations	23,730	23,521
Less: Total unamortized debt discount, premium and issuance costs	238	227
Less: Current maturities	2,497	2,058
Long-term debt and capital lease obligations, net of current maturities	$20,995	$21,236
The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of September 30, 2018 (in millions):

2013 Revolving Facility	$1,200
2014 Revolving Facility	1,000
April 2016 Revolving Facility	300
Total	$2,500
The December 2016 Credit Facilities provide for a revolving credit facility that may be established in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2018 Aircraft Financing Activities
2017-2 EETCs
In August and October 2017, American created three pass-through trusts which issued approximately $1.0 billion aggregate face amount of Series 2017-2 Class AA, Class A and Class B EETCs (the 2017-2 EETCs). Of the approximately $1.0 billion 2017-2 EETCs, approximately $735 million of such proceeds were used in 2017 to purchase equipment notes issued by American in connection with the financing of 24 aircraft. The remaining approximately $283 million was used in the first six months of 2018 to purchase equipment notes issued by American in connection with financing the remaining 6 of 30 aircraft financed under the 2017-2 EETCs. Interest and principal payments on equipment notes issued in connection with the 2017-2 EETCs are payable semi-annually in April and October of each year, which interest payments began in April 2018 and principal payments will begin in October 2018. These equipment notes are secured by liens on the aircraft financed with the proceeds of the 2017-2 EETCs.
Certain information regarding the 2017-2 EETC equipment notes as of September 30, 2018 is set forth in the table below.

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
Certain information regarding the 2012-2 Class C(R) EETC equipment notes as of September 30, 2018 is set forth in the table below.

2012-2C(R) EETCs
Series C(R)
Aggregate principal issued	$100 million
Fixed interest rate per annum	4.70%
Maturity date	June 2021
Other Equipment Notes Issued in 2018
In the first nine months of 2018, American entered into agreements under which it borrowed $1.3 billion in connection with the financing of certain aircraft and pre-delivery purchase deposits. Debt incurred under these agreements matures in 2021 through 2029 and bears interest at fixed and variable rates of LIBOR plus an applicable margin averaging 4.09% at September 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2018 Other Financing Activities
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
2014 Credit Facilities
In September 2018, American and AAG entered into a Fifth Amendment (the Fifth Amendment) to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (as previously amended, the 2014 Credit Agreement, and the term loan and revolving credit facilities established thereunder, as amended by the Fifth Amendment, the 2014 Credit Facilities). The Fifth Amendment provides for incremental term loans in the amount of $500 million. The terms are substantially similar to the terms of the existing term loans under the 2014 Credit Agreement including in relation to maturity and interest rate. As of September 30, 2018, approximately $1.2 billion was outstanding under the term loan portion of the 2014 Credit Facilities and there were no other borrowings or letters of credit outstanding thereunder.
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
During the three and nine months ended September 30, 2018, American recorded an income tax provision of $133 million and $467 million, respectively, which was substantially non-cash as American utilized the NOLs described above. For the nine months ended September 30, 2018, American's income tax provision included a $30 million special income tax charge to establish a required valuation allowance related to American's estimated refund for AMT credits, which is now subject to a sequestration reduction rate of approximately 6% and an $18 million special income tax charge related to an international income tax matter. Substantially all of American’s income before income taxes is attributable to the United States.
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act is the most comprehensive tax change in more than 30 years. As of September 30, 2018, American has not completed its evaluation of the 2017 Tax Act; however, to the extent possible, American has made a reasonable estimate of its effects, including the impact of lower corporate income tax rates (21% vs. 35%) on its deferred tax assets and liabilities and the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.
The 2017 Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation guidance by the U.S. Department of Treasury and the Internal Revenue Service. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Accordingly, American has not yet been able to make a reasonable estimate of the impact of certain items and continues to account for those items based on the tax laws in effect prior to the 2017 Tax Act.
As further interpretations, clarifications and amendments to the 2017 Tax Act are made, American's future financial statements could be materially impacted.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2018.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2018
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$59	$59	$—	$—
Corporate obligations	1,443	—	1,443	—
Bank notes/certificates of deposit/time deposits	2,800	—	2,800	—
Repurchase agreements	240	—	240	—
	4,542	59	4,483	—
Restricted cash and short-term investments (1)	154	12	142	—
Long-term investments (3)	211	211	—	—
Total	$4,907	$282	$4,625	$—

(1)	Unrealized gains or losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $942 million of bank notes/certificates of deposit/time deposits and $150 million of corporate obligations.

(3)	Long-term investments primarily include American's equity investment in China Southern Airlines and are classified in other assets on its condensed consolidated balance sheets.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$23,492	$23,640	$23,294	$24,029

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2018	2017	2018	2017
Service cost	$1	$—	$1	$1
Interest cost	168	179	9	10
Expected return on assets	(225)	(197)	(6)	(5)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(59)
Unrecognized net loss (gain)	35	36	(5)	(6)
Net periodic benefit cost (income)	$(14)	$25	$(60)	$(59)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2018	2017	2018	2017
Service cost	$2	$1	$3	$3
Interest cost	504	538	26	29
Expected return on assets	(675)	(589)	(17)	(16)
Amortization of:
Prior service cost (benefit)	21	21	(178)	(178)
Unrecognized net loss (gain)	107	108	(15)	(17)
Net periodic benefit cost (income)	$(41)	$79	$(181)	$(179)
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The components of net periodic benefit income other than the service cost component are included in nonoperating other income, net in the condensed consolidated statements of operations.
During the first nine months of 2018, American contributed $464 million to its defined benefit pension plans, including supplemental contributions of $425 million in addition to a $39 million minimum required contribution.
8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2017	$(4,508)	$(1)	$(742)		$(5,251)
Amounts reclassified from AOCI	(65)	—	15	(2)	(50)
Net current-period other comprehensive income (loss)	(65)	—	15		(50)
Balance at September 30, 2018	$(4,573)	$(1)	$(727)		$(5,301)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(40)	$(33)	$(121)	$(100)	Nonoperating other income, net
Actuarial loss	23	19	71	57	Nonoperating other income, net
Total reclassifications for the period, net of tax	$(17)	$(14)	$(50)	$(43)
9. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Aircraft fuel and related taxes	$506	$352	$1,369	$999
Salaries, wages and benefits	86	85	254	246
Capacity purchases from third-party regional carriers	817	832	2,440	2,460
Maintenance, materials and repairs	1	2	6	5
Other rent and landing fees	148	152	436	449
Aircraft rent	7	7	20	20
Selling expenses	94	95	275	269
Depreciation and amortization	65	66	200	194
Special items, net	—	(1)	—	3
Other	86	72	275	215
Total regional expenses	$1,810	$1,662	$5,275	$4,860
10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	September 30, 2018	December 31, 2017
AAG (1)	$12,655	$10,968
AAG’s wholly-owned subsidiaries (2)	(2,130)	(2,146)
Total	$10,525	$8,822

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of September 30, 2018, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to American but rather will be distributed to former AMR stockholders.
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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York. The complaint named as defendants US Airways Group, US Airways, AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. A bench trial is expected to be scheduled in the next few months. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.
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
12. Subsequent Event
Equipment Notes
In October 2018, American issued equipment notes in the principal amount of $74 million in connection with the financing of certain aircraft. These equipment notes are secured by liens on the aircraft financed and mature in October 2023.

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
Background
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, we operate an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries. We have hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the third quarter of 2018, approximately 53 million passengers boarded our flights.
Financial Overview
The U.S. Airline Industry
While the third quarter of 2018 marked another profitable quarter for the U.S. airline industry, higher fuel costs could not be fully offset by increased revenues. The price of Brent crude oil per barrel, which jet fuel prices tend to follow, was on average approximately 46% higher in the third quarter of 2018 as compared to the 2017 period. The average daily spot price for Brent crude oil during the third quarter of 2018 was $76 per barrel as compared to an average daily spot price of $52 per barrel during the third quarter of 2017. On a daily basis, Brent crude oil prices fluctuated during the third quarter between a high of $83 per barrel to a low of $71 per barrel, and closed on September 30, 2018 at $83 per barrel. Brent crude oil prices were higher in the 2018 period due principally to reductions of global inventories driven by strong demand and continued production restraint. U.S. sanctions against Iran coupled with declining output from Venezuela are further limiting supply. With respect to revenue, the legacy U.S. airlines reported positive unit revenue growth driven by strong demand and higher fares as airlines attempt to pass along the cost of rising fuel prices. While international markets led this growth, particularly the Atlantic market, domestic market unit revenues also increased.
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

AAG’s Third Quarter 2018 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Passenger revenue	$10,561	$10,096	$465	4.6
Cargo revenue	260	223	37	16.4
Other operating revenue	738	646	92	14.5
Total operating revenues	11,559	10,965	594	5.4
Mainline and regional aircraft fuel and related taxes	2,740	1,922	818	42.6
Salaries, wages and benefits	3,129	3,030	99	3.3
Total operating expenses	10,910	9,709	1,201	12.4
Operating income	649	1,256	(607)	(48.4)
Pre-tax income	456	1,063	(607)	(57.2)
Income tax provision	115	402	(287)	(71.6)
Net income	341	661	(320)	(48.4)

Pre-tax income	$456	$1,063	$(607)	(57.2)
Adjusted for: Total pre-tax net special items (1)	232	110	122	nm(2)
Pre-tax income excluding special items	$688	$1,173	$(485)	(41.4)

(1)	See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of special items.

(2)	Not meaningful.
Pre-Tax Income and Net Income
Pre-tax income and net income were $456 million and $341 million in the third quarter of 2018, respectively. This compares to third quarter 2017 pre-tax income and net income of $1.1 billion and $661 million, respectively. Excluding the effects of pre-tax net special items, we recognized pre-tax income of $688 million in the third quarter of 2018 as compared to $1.2 billion in the third quarter of 2017. The quarter-over-quarter declines in our pre-tax income on both a GAAP basis and excluding pre-tax net special items were principally driven by a 37.6% increase in the average price per gallon of fuel. This increase was offset in part by higher revenues driven by strong demand and higher fares.
Additionally, in September 2018, we cancelled approximately 2,100 flights due to the impact of Hurricane Florence. We estimate that these cancellations reduced our pre-tax income in the third quarter of 2018 by approximately $50 million.
Revenue
In the third quarter of 2018, we reported total operating revenues of $11.6 billion, an increase of $594 million, or 5.4%, as compared to the 2017 period. Passenger revenue was $10.6 billion in the third quarter of 2018, an increase of $465 million, or 4.6%, as compared to the 2017 period. The increase in passenger revenue in the third quarter of 2018 was due to a 2.3% increase in revenue passenger miles (RPMs) and a 2.2% increase in yields driven by continued strong demand. Domestic yields increased 1.5% and international yields increased 4.1%, led by a 6.1% increase in yield in the Atlantic market.
Cargo revenue increased $37 million, or 16.4%, primarily driven by increases in domestic and international freight yields and freight volume. Other revenue, driven by higher loyalty revenue, increased $92 million, or 14.5%, as compared to the third quarter of 2017.

Our total revenue per available seat mile (TRASM) was 15.40 cents in the third quarter of 2018, a 2.6% increase as compared to 15.01 cents in the third quarter of 2017. This marks our eighth consecutive quarter of positive TRASM growth.
Fuel
Our mainline and regional fuel expense totaled $2.7 billion in the third quarter of 2018, which was $818 million, or 42.6%, higher as compared to the 2017 period. This increase was primarily driven by a 37.6% increase in the average price per gallon of fuel to $2.30 in the third quarter of 2018 from $1.67 in the 2017 period.
As of September 30, 2018, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.
Our 2018 third quarter total cost per available seat mile (CASM) was 14.54 cents, an increase of 9.4%, from 13.29 cents in the 2017 period. The increase was primarily driven by an increase in fuel costs as described above.
Our 2018 third quarter CASM excluding special items and fuel was 10.60 cents, an increase of 0.8%, as compared to the 2017 period.
For a reconciliation of total CASM excluding special items and fuel, see below “Reconciliation of GAAP to Non-GAAP Financial Measures.”
Liquidity
As of September 30, 2018, we had approximately $7.4 billion in total available liquidity, consisting of $4.9 billion in unrestricted cash and short-term investments and $2.5 billion in undrawn revolving credit facilities. We also had restricted cash and short-term investments of $154 million.
During the third quarter of 2018, we raised $1.8 billion in incremental proceeds from the following financing transactions:

•	$756 million from aircraft and pre-delivery purchase deposit debt financing

•	$588 million from aircraft sale-leaseback transactions

•	$500 million from incremental term loans under our 2014 Credit Facilities
See Note 6 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on our debt obligations.
Additionally, we returned $46 million to our stockholders through a quarterly dividend payment during the third quarter of 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Reconciliation of Pre-Tax Income Excluding Special Items:
Pre-tax income - GAAP	$456	$1,063	$1,498	$2,987
Pre-tax special items (1):
Operating special items, net	217	107	564	431
Nonoperating special items, net	15	3	95	12
Total pre-tax special items, net	232	110	659	443
Pre-tax income excluding special items	$688	$1,173	$2,157	$3,430

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of Total Operating Costs per Available Seat Mile (CASM) Excluding Special Items and Fuel:
(In millions)
Total operating expenses - GAAP	$10,910	$9,709	$31,495	$28,419
Special items (1):
Special items, net	(215)	(112)	(563)	(432)
Regional operating special items, net	(2)	5	(1)	1
Fuel:
Aircraft fuel and related taxes - mainline	(2,234)	(1,570)	(6,100)	(4,481)
Aircraft fuel and related taxes - regional	(506)	(352)	(1,369)	(999)
Total operating expenses, excluding special items and fuel	$7,953	$7,680	$23,462	$22,508
(In millions)
Total Available Seat Miles (ASM)	75,039	73,053	213,756	209,136
(In cents)
Total operating CASM	14.54	13.29	14.73	13.59
Special items per ASM:
Special items, net (1)	(0.29)	(0.15)	(0.26)	(0.21)
Regional operating special items, net	—	0.01	—	—
Fuel per ASM:
Aircraft fuel and related taxes - mainline	(2.98)	(2.15)	(2.85)	(2.14)
Aircraft fuel and related taxes - regional	(0.67)	(0.48)	(0.64)	(0.48)
Total CASM, excluding special items and fuel	10.60	10.51	10.98	10.76

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2018	2017			2018	2017
Revenue passenger miles (millions) (a)	61,865	60,471	2.3%		175,589	171,019	2.7%
Available seat miles (millions) (b)	75,039	73,053	2.7%		213,756	209,136	2.2%
Passenger load factor (percent) (c)	82.4	82.8	(0.4	)pts	82.1	81.8	0.3	pts
Yield (cents) (d)	17.07	16.70	2.2%		17.49	17.22	1.6%
Passenger revenue per available seat mile (cents) (e)	14.07	13.82	1.8%		14.37	14.08	2.1%
Total revenue per available seat mile (cents) (f)	15.40	15.01	2.6%		15.72	15.31	2.7%
Aircraft at end of period	1,541	1,558	(1.1)%		1,541	1,558	(1.1)%
Fuel consumption (gallons in millions)	1,190	1,148	3.6%		3,367	3,291	2.3%
Average aircraft fuel price including related taxes (dollars per gallon)	2.30	1.67	37.6%		2.22	1.67	33.2%
Full-time equivalent employees at end of period	130,500	127,600	2.3%		130,500	127,600	2.3%
Operating cost per available seat mile (cents) (g)	14.54	13.29	9.4%		14.73	13.59	8.4%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenue divided by ASMs.

(f)	Total revenue per available seat mile (TRASM) – Total revenues divided by total ASMs.

(g)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Pre-tax income and net income were $456 million and $341 million in the third quarter of 2018, respectively. This compares to the third quarter 2017 pre-tax income and net income of $1.1 billion and $661 million, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $688 million and $1.2 billion in the third quarters of 2018 and 2017, respectively.
The quarter-over-quarter declines in our pre-tax income on both a GAAP basis and excluding pre-tax net special items were principally driven by an increase in fuel costs, which were offset in part by higher revenues driven by strong demand and higher fares.

Operating Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Passenger	$10,561	$10,096	$465	4.6
Cargo	260	223	37	16.4
Other	738	646	92	14.5
Total operating revenues	$11,559	$10,965	$594	5.4
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended September 30, 2017
	Three Months Ended September 30, 2018	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$10,561	2.3%	2.7%	(0.4	)pts	2.2%	1.8%
Passenger revenue increased $465 million, or 4.6%, in the third quarter of 2018 from the 2017 period due to a 2.3% quarter-over-quarter increase in RPMs and a 2.2% increase in yields driven by continued strong demand. Domestic yield increased 1.5% and international yields increased 4.1%, led by a 6.1% increase in yield in the Atlantic market.
Cargo revenue increased $37 million, or 16.4%, in the third quarter of 2018 from the 2017 period primarily driven by increases in domestic and international freight yields and freight volume.
Other revenue increased $92 million, or 14.5%, in the third quarter of 2018 from the 2017 period due to higher revenue associated with our loyalty program. For the three months ended September 30, 2018 and 2017, loyalty revenue included in other revenue was $613 million and $527 million, respectively.
Total operating revenues in the third quarter of 2018 increased $594 million, or 5.4%, from the 2017 period driven principally by a 4.6% increase in passenger revenue as described above. Our TRASM was 15.40 cents in the third quarter of 2018, a 2.6% increase as compared to 15.01 cents in the 2017 period.

Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,234	$1,570	$664	42.3
Salaries, wages and benefits	3,129	3,030	99	3.3
Maintenance, materials and repairs	526	487	39	7.9
Other rent and landing fees	497	471	26	5.5
Aircraft rent	312	304	8	2.8
Selling expenses	395	400	(5)	(1.2)
Depreciation and amortization	473	433	40	9.3
Special items, net	215	112	103	91.8
Other	1,296	1,248	48	3.9
Regional expenses:
Aircraft fuel and related taxes	506	352	154	44.0
Other	1,327	1,302	25	1.9
Total operating expenses	$10,910	$9,709	$1,201	12.4
Total operating expenses increased $1.2 billion, or 12.4%, in the third quarter of 2018 from the 2017 period. The increase in operating expenses was principally driven by an increase in fuel costs. See detailed explanations below relating to changes in total CASM.
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

The major components of our total CASM and our total CASM excluding special items and fuel for the three months ended September 30, 2018 and 2017 are as follows (amounts may not recalculate due to rounding):

	Three Months Ended September 30,		Percent Increase (Decrease)
	2018	2017
	(In cents, except percentage changes)
Total CASM:
Aircraft fuel and related taxes	2.98	2.15	38.5
Salaries, wages and benefits	4.17	4.15	0.5
Maintenance, materials and repairs	0.70	0.67	5.1
Other rent and landing fees	0.66	0.64	2.7
Aircraft rent	0.42	0.42	—
Selling expenses	0.53	0.55	(3.9)
Depreciation and amortization	0.63	0.59	6.4
Special items, net	0.29	0.15	86.7
Other	1.73	1.71	1.2
Regional expenses:
Aircraft fuel and related taxes	0.67	0.48	40.2
Other	1.77	1.78	(0.8)
Total CASM	14.54	13.29	9.4
Special items, net:
Special items, net	(0.29)	(0.15)	86.7
Regional operating special items, net	—	0.01	nm
Aircraft fuel and related taxes:
Aircraft fuel and related taxes - mainline	(2.98)	(2.15)	38.5
Aircraft fuel and related taxes - regional	(0.67)	(0.48)	40.2
Total CASM, excluding special items and fuel	10.60	10.51	0.8
Significant changes in the components of total CASM are as follows:

•
Aircraft fuel and related taxes per ASM increased 38.5% primarily due to a 37.8% increase in the average price per gallon of fuel to $2.28 in the third quarter of 2018 from $1.66 in the 2017 period as well as a 3.3% increase in gallons of fuel consumed.

•
Maintenance, materials and repairs per ASM increased 5.1% driven by an increase in expenses under flight hour-based engine contracts (commonly referred to as "power by the hour") where expense is incurred and recognized based on hours. The increased expense was driven by an increase in flight hours due to a higher mix of aircraft operating under these agreements.

•
Depreciation and amortization per ASM increased 6.4% due in part to our fleet renewal program as subsequent to the third quarter of 2017, we took delivery of 15 owned mainline aircraft. Information technology and software development projects associated with our merger integration also contributed to the increase.

•
Regional aircraft fuel and related taxes per ASM increased 40.2% primarily due to a 36.6% increase in the average price per gallon of fuel to $2.39 in the third quarter of 2018 from $1.75 in the 2017 period as well as a 5.4% increase in gallons of fuel consumed.

Operating Special Items, Net

	Three Months Ended September 30,
	2018	2017
	(In millions)
Fleet restructuring expenses (1)	$109	$62
Merger integration expenses (2)	68	62
Severance expenses (3)	20	—
Mark-to-market adjustments on bankruptcy obligations, net (4)	17	(12)
Other operating charges, net	1	—
Total mainline operating special items, net	215	112
Regional operating special items, net	2	(5)
Total operating special items, net	$217	$107

(1)	Fleet restructuring expenses principally included accelerated depreciation and remaining lease payments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with our integration projects, principally our flight attendant, human resources and payroll, and technical operations integrations.

(3)	Severance expenses primarily included costs associated with reductions in headcount of management and support staff team members.

(4)	Bankruptcy obligations will ultimately be settled in shares of our common stock. Accordingly, fluctuations in our stock price result in mark-to-market adjustments to these obligations.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Interest income	$29	$25	$4	16.8
Interest expense, net	(265)	(266)	1	(0.5)
Other income, net	43	48	(5)	(11.0)
Total nonoperating expense, net	$(193)	$(193)	$—	(0.2)
In the 2018 period, other nonoperating income, net principally included $75 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $24 million of net foreign currency losses principally associated with losses from Latin American currencies and a $15 million net special charge for mark-to-market unrealized losses associated with certain of our equity investments.
In the 2017 period, other nonoperating income, net principally included $35 million of non-service related pension and other postretirement benefit plan income and $15 million of net foreign currency gains, offset in part by $3 million of net special charges associated with debt refinancings and extinguishments.
The increase in non-service related pension and other postretirement benefit plan income in the 2018 period as compared to the 2017 period is principally due to an increase in the expected return on pension plan assets.

Income Taxes
In the third quarter of 2018, we recorded an income tax provision of $115 million, which was substantially non-cash due to utilization of our net operating losses (NOLs). Substantially all of our income before income taxes is attributable to the United States. At December 31, 2017, we had approximately $10.0 billion of federal NOLs and $3.4 billion of state NOLs, substantially all of which are expected to be available in 2018 to reduce federal and state taxable income.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Pre-tax income and net income were $1.5 billion and $1.1 billion in the first nine months of 2018, respectively. This compares to the first nine months of 2017 pre-tax income and net income of $3.0 billion and $1.9 billion, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $2.2 billion and $3.4 billion in the first nine months of 2018 and 2017, respectively.
The period-over-period declines in our pre-tax income on both a GAAP basis and excluding pre-tax net special items were principally driven by an increase in fuel costs, which were offset in part by higher revenues driven by strong demand and higher fares.
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Passenger	$30,714	$29,447	$1,267	4.3
Cargo	748	633	115	18.1
Other	2,141	1,931	210	10.8
Total operating revenues	$33,603	$32,011	$1,592	5.0
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Nine Months Ended September 30, 2017
	Nine Months Ended September 30, 2018	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$30,714	2.7%	2.2%	0.3	pts	1.6%	2.1%
Passenger revenue increased $1.3 billion, or 4.3%, in the first nine months of 2018 from the 2017 period due to a 2.7% period-over-period increase in RPMs and a 1.6% increase in yields driven by continued strong demand. Domestic yield increased 0.2% and international yields increased 5.6%, led by a 7.0% increase in yield in the Atlantic market.
Cargo revenue increased $115 million, or 18.1%, in the first nine months of 2018 from the 2017 period primarily driven by increases in domestic and international freight yields and freight volume.
Other revenue increased $210 million, or 10.8%, in the first nine months of 2018 from the 2017 period due to higher revenue associated with our loyalty program. In the first nine months of 2018 and 2017, loyalty revenue included in other revenue was $1.8 billion and $1.6 billion, respectively.
Total operating revenues in the first nine months of 2018 increased $1.6 billion, or 5.0%, from the 2017 period driven principally by a 4.3% increase in passenger revenue as described above. Our TRASM was 15.72 cents in the first nine months of 2018, a 2.7% increase as compared to 15.31 cents in the 2017 period.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$6,100	$4,481	$1,619	36.1
Salaries, wages and benefits	9,240	8,928	312	3.5
Maintenance, materials and repairs	1,499	1,474	25	1.7
Other rent and landing fees	1,448	1,363	85	6.2
Aircraft rent	921	892	29	3.2
Selling expenses	1,136	1,094	42	3.9
Depreciation and amortization	1,382	1,255	127	10.1
Special items, net	563	432	131	30.1
Other	3,883	3,652	231	6.4
Regional expenses:
Aircraft fuel and related taxes	1,369	999	370	37.0
Other	3,954	3,849	105	2.8
Total operating expenses	$31,495	$28,419	$3,076	10.8
Total operating expenses increased $3.1 billion, or 10.8%, in the first nine months of 2018 from the 2017 period. The increase in operating expenses was principally driven by an increase in fuel costs. See detailed explanations below relating to changes in total CASM.
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

The major components of our total CASM and our total CASM excluding special items and fuel for the nine months ended September 30, 2018 and 2017 are as follows (amounts may not recalculate due to rounding):

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2018	2017
	(In cents, except percentage changes)
Total CASM:
Aircraft fuel and related taxes	2.85	2.14	33.2
Salaries, wages and benefits	4.32	4.27	1.3
Maintenance, materials and repairs	0.70	0.70	(0.5)
Other rent and landing fees	0.68	0.65	3.9
Aircraft rent	0.43	0.43	1.0
Selling expenses	0.53	0.52	1.7
Depreciation and amortization	0.65	0.60	7.7
Special items, net	0.26	0.21	27.3
Other	1.82	1.75	4.1
Regional expenses:
Aircraft fuel and related taxes	0.64	0.48	34.0
Other	1.85	1.84	0.5
Total CASM	14.73	13.59	8.4
Special items, net:
Special items, net	(0.26)	(0.21)	27.3
Aircraft fuel and related taxes:
Aircraft fuel and related taxes - mainline	(2.85)	(2.14)	33.2
Aircraft fuel and related taxes - regional	(0.64)	(0.48)	34.0
Total CASM, excluding special items and fuel	10.98	10.76	2.0
Significant changes in the components of total CASM are as follows:

•
Aircraft fuel and related taxes per ASM increased 33.2% primarily due to a 33.5% increase in the average price per gallon of fuel to $2.20 in the first nine months of 2018 from $1.65 in the 2017 period as well as a 2.0% increase in gallons of fuel consumed.

•
Depreciation and amortization per ASM increased 7.7% due in part to our fleet renewal program as subsequent to the third quarter of 2017, we took delivery of 15 owned mainline aircraft. Information technology and software development projects associated with our merger integration also contributed to the increase.

•
Regional aircraft fuel and related taxes per ASM increased 34.0% primarily due to a 32.0% increase in the average price per gallon of fuel to $2.28 in the first nine months of 2018 from $1.73 in the 2017 period as well as a 3.8% increase in gallons of fuel consumed.

Operating Special Items, Net

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Fleet restructuring expenses (1)	$275	$174
Merger integration expenses (2)	188	192
Severance expenses (3)	20	—
Mark-to-market adjustments on bankruptcy obligations, net (4)	(39)	7
Litigation settlement	45	—
Intangible asset impairment (5)	26	—
Labor contract expenses	13	45
Other operating charges, net	35	14
Total mainline operating special items, net	563	432
Regional operating special items, net	1	(1)
Total operating special items, net	$564	$431

(1)	Fleet restructuring expenses principally included accelerated depreciation and remaining lease payments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with our integration projects, principally our flight attendant, human resources and payroll, and technical operations integrations.

(3)	Severance expenses primarily included costs associated with reductions in headcount of management and support staff team members.

(4)	Bankruptcy obligations will ultimately be settled in shares of our common stock. Accordingly, fluctuations in our stock price result in mark-to-market adjustments to these obligations.

(5)	Intangible asset impairment includes a non-cash charge to write-off our Brazil route authority as a result of ratification of the U.S.-Brazil open skies agreement.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Interest income	$84	$70	$14	20.6
Interest expense, net	(795)	(787)	(8)	1.1
Other income, net	101	112	(11)	(9.1)
Total nonoperating expense, net	$(610)	$(605)	$(5)	0.8
In the 2018 period, other nonoperating income, net principally included $226 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by an $82 million net special charge for mark-to-market unrealized losses associated with certain of our equity investments, $48 million of net foreign currency losses principally associated with losses from Latin American currencies and $13 million of net special charges associated with debt refinancings and extinguishments.
In the 2017 period, other nonoperating income, net principally included $104 million of non-service related pension and other postretirement benefit plan income and $11 million of net foreign currency gains, offset in part by $12 million of net special charges associated with debt refinancings and extinguishments.

The increase in non-service related pension and other postretirement benefit plan income in the 2018 period as compared to the 2017 period is principally due to an increase in the expected return on pension plan assets.
Income Taxes
In the first nine months of 2018, we recorded an income tax provision of $404 million, which was substantially non-cash due to utilization of our NOLs. This provision included a $22 million special income tax charge to establish a required valuation allowance related to our estimated refund for Alternative Minimum Tax (AMT) credits and an $18 million special income tax charge related to an international income tax matter. Substantially all of our income before income taxes is attributable to the United States.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
American realized pre-tax income of $536 million and net income of $403 million in the third quarter of 2018. This compares to the third quarter 2017 pre-tax income of $1.1 billion and net income of $686 million.
The quarter-over-quarter declines in American's pre-tax income were principally driven by an increase in fuel costs, which were offset in part by higher revenues driven by strong demand and higher fares.
Operating Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Passenger	$10,561	$10,096	$465	4.6
Cargo	260	223	37	16.4
Other	735	643	92	14.5
Total operating revenues	$11,556	$10,962	$594	5.4
Passenger revenue increased $465 million, or 4.6%, in the third quarter of 2018 from the 2017 period due to a quarter-over-quarter increase in RPMs and yields driven by continued strong demand. Domestic and international yields increased, led by an increase in yield in the Atlantic market.
Cargo revenue increased $37 million, or 16.4%, in the third quarter of 2018 from the 2017 period primarily driven by increases in domestic and international freight yields and freight volume.
Other revenue increased $92 million, or 14.5%, in the third quarter of 2018 from the 2017 period due to higher revenue associated with American's loyalty program. For the three months ended September 30, 2018 and 2017, loyalty revenue included in other revenue was $613 million and $527 million, respectively.
Total operating revenues in the third quarter of 2018 increased $594 million, or 5.4%, from the 2017 period driven principally by a 4.6% increase in passenger revenue as described above.

Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,234	$1,570	$664	42.3
Salaries, wages and benefits	3,127	3,027	100	3.3
Maintenance, materials and repairs	526	487	39	7.9
Other rent and landing fees	497	471	26	5.5
Aircraft rent	312	304	8	2.8
Selling expenses	395	400	(5)	(1.2)
Depreciation and amortization	473	433	40	9.3
Special items, net	215	112	103	91.8
Other	1,298	1,247	51	4.0
Regional expenses:
Aircraft fuel and related taxes	506	352	154	44.0
Other	1,304	1,310	(6)	(0.5)
Total operating expenses	$10,887	$9,713	$1,174	12.1
Total operating expenses increased $1.2 billion, or 12.1%, in the third quarter of 2018 from the 2017 period. The increase in operating expenses was principally driven by an increase in fuel costs.
Significant changes in the components of American's total operating expenses are as follows:

•
Aircraft fuel and related taxes increased 42.3% primarily due to a 37.8% increase in the average price per gallon of fuel to $2.28 in the third quarter of 2018 from $1.66 in the 2017 period as well as a 3.3% increase in gallons of fuel consumed.

•
Maintenance, materials and repairs increased 7.9% driven by an increase in expenses under flight hour-based engine contracts (commonly referred to as "power by the hour") where expense is incurred and recognized based on hours. The increased expense was driven by an increase in flight hours due to a higher mix of aircraft operating under these agreements.

•
Depreciation and amortization increased 9.3% due in part to American's fleet renewal program as subsequent to the third quarter of 2017, American took delivery of 15 owned mainline aircraft. Information technology and software development projects associated with American's merger integration also contributed to the increase.

•
Regional aircraft fuel and related taxes increased 44.0% primarily due to a 36.6% increase in the average price per gallon of fuel to $2.39 in the third quarter of 2018 from $1.75 in the 2017 period as well as a 5.4% increase in gallons of fuel consumed.

Operating Special Items, Net

	Three Months Ended September 30,
	2018	2017
	(In millions)
Fleet restructuring expenses (1)	$109	$62
Merger integration expenses (2)	68	62
Severance expenses (3)	20	—
Mark-to-market adjustments on bankruptcy obligations, net (4)	17	(12)
Other operating charges, net	1	—
Total mainline operating special items, net	215	112
Regional operating special items, net	—	(1)
Total operating special items, net	$215	$111

(1)	Fleet restructuring expenses principally included accelerated depreciation and remaining lease payments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with American's integration projects, principally its flight attendant, human resources and payroll, and technical operations integrations.

(3)	Severance expenses primarily included costs associated with reductions in headcount of management and support staff team members.

(4)	Bankruptcy obligations will ultimately be settled in shares of AAG common stock. Accordingly, fluctuations in AAG's stock price result in mark-to-market adjustments to these obligations.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Interest income	$85	$56	$29	50.5
Interest expense, net	(262)	(250)	(12)	4.5
Other income, net	44	48	(4)	(9.3)
Total nonoperating expense, net	$(133)	$(146)	$13	(8.7)
Interest income increased $29 million due to higher interest-bearing related party receivables from American's parent company, AAG.
In the 2018 period, other nonoperating income, net principally included $76 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $24 million of net foreign currency losses principally associated with losses from Latin American currencies and a $15 million net special charge for mark-to-market unrealized losses associated with certain of American's equity investments.
In the 2017 period, other nonoperating income, net principally included $35 million of non-service related pension and other postretirement benefit plan income and $15 million of net foreign currency gains, offset in part by $3 million of net special charges associated with debt refinancings and extinguishments.
The increase in non-service related pension and other postretirement benefit plan income in the 2018 period as compared to the 2017 period is principally due to an increase in the expected return on pension plan assets.

Income Taxes
American is part of the AAG consolidated income tax return.
In the third quarter of 2018, American recorded an income tax provision of $133 million, which was substantially non-cash due to utilization of its NOLs. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2017, American had approximately $10.6 billion of federal NOLs and $3.2 billion of state NOLs, substantially all of which are expected to be available in 2018 to reduce federal and state taxable income.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
American realized pre-tax income of $1.7 billion and net income of $1.3 billion in the first nine months of 2018. This compares to the first nine months of 2017 pre-tax income of $3.1 billion and net income of $1.9 billion.
The period-over-period declines in American's pre-tax income were principally driven by an increase in fuel costs, which were offset in part by higher revenues driven by strong demand and higher fares.
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Passenger	$30,714	$29,447	$1,267	4.3
Cargo	748	633	115	18.1
Other	2,132	1,923	209	10.9
Total operating revenues	$33,594	$32,003	$1,591	5.0
Passenger revenue increased $1.3 billion, or 4.3%, in the first nine months of 2018 from the 2017 period due to a period-over-period increase in RPMs and yields driven by continued strong demand. Domestic and international yields increased, led by an increase in yield in the Atlantic market.
Cargo revenue increased $115 million, or 18.1%, in the first nine months of 2018 from the 2017 period primarily driven by increases in domestic and international freight yields and freight volume.
Other revenue increased $209 million, or 10.9%, in the first nine months of 2018 from the 2017 period due to higher revenue associated with American's loyalty program. In the first nine months of 2018 and 2017, loyalty revenue included in other revenue was $1.8 billion and $1.6 billion, respectively.
Total operating revenues in the first nine months of 2018 increased $1.6 billion, or 5.0%, from the 2017 period driven principally by a 4.3% increase in passenger revenue as described above.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$6,100	$4,481	$1,619	36.1
Salaries, wages and benefits	9,231	8,920	311	3.5
Maintenance, materials and repairs	1,499	1,474	25	1.7
Other rent and landing fees	1,448	1,363	85	6.2
Aircraft rent	921	892	29	3.2
Selling expenses	1,136	1,094	42	3.9
Depreciation and amortization	1,382	1,255	127	10.1
Special items, net	563	432	131	30.1
Other	3,885	3,652	233	6.4
Regional expenses:
Aircraft fuel and related taxes	1,369	999	370	37.0
Other	3,906	3,861	45	1.2
Total operating expenses	$31,440	$28,423	$3,017	10.6
Total operating expenses increased $3.0 billion, or 10.6%, in the first nine months of 2018 from the 2017 period. The increase in operating expenses was principally driven by an increase in fuel costs.
Significant changes in the components of American’s total operating expenses are as follows:

•
Aircraft fuel and related taxes increased 36.1% primarily due to a 33.5% increase in the average price per gallon of fuel to $2.20 in the first nine months of 2018 from $1.65 in the 2017 period as well as a 2.0% increase in gallons of fuel consumed.

•
Depreciation and amortization increased 10.1% due in part to American's fleet renewal program as subsequent to the third quarter of 2017, American took delivery of 15 owned mainline aircraft. Information technology and software development projects associated with American's merger integration also contributed to the increase.

•
Regional aircraft fuel and related taxes increased 37.0% primarily due to a 32.0% increase in the average price per gallon of fuel to $2.28 in the first nine months of 2018 from $1.73 in the 2017 period as well as a 3.8% increase in gallons of fuel consumed.

Operating Special Items, Net

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Fleet restructuring expenses (1)	$275	$174
Merger integration expenses (2)	188	192
Severance expenses (3)	20	—
Mark-to-market adjustments on bankruptcy obligations, net (4)	(39)	7
Litigation settlement	45	—
Intangible asset impairment (5)	26	—
Labor contract expenses	13	45
Other operating charges, net	35	14
Total mainline operating special items, net	563	432
Regional operating special items, net	—	3
Total operating special items, net	$563	$435

(1)	Fleet restructuring expenses principally included accelerated depreciation and remaining lease payments for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with American's integration projects, principally its flight attendant, human resources and payroll, and technical operations integrations.

(3)	Severance expenses primarily included costs associated with reductions in headcount of management and support staff team members.

(4)	Bankruptcy obligations will ultimately be settled in shares of AAG common stock. Accordingly, fluctuations in AAG's stock price result in mark-to-market adjustments to these obligations.

(5)	Intangible asset impairment includes a non-cash charge to write-off American's Brazil route authority as a result of ratification of the U.S.-Brazil open skies agreement.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
	(In millions, except percentage changes)
Interest income	$240	$158	$82	51.6
Interest expense, net	(771)	(738)	(33)	4.5
Other income, net	102	112	(10)	(8.1)
Total nonoperating expense, net	$(429)	$(468)	$39	(8.4)
Interest income increased $82 million due to higher interest-bearing related party receivables from American's parent company, AAG.
In the 2018 period, other nonoperating income, net principally included $227 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by an $82 million net special charge for mark-to-market unrealized losses associated with certain of American's equity investments, $47 million of net foreign currency losses principally associated with losses from Latin American currencies and $13 million of net special charges associated with debt refinancings and extinguishments.
In the 2017 period, other nonoperating income, net principally included $104 million of non-service related pension and other postretirement benefit plan income and $11 million of net foreign currency gains, offset in part by $12 million of net special charges associated with debt refinancings and extinguishments.

The increase in non-service related pension and other postretirement benefit plan income in the 2018 period as compared to the 2017 period is principally due to an increase in the expected return on pension plan assets.
Income Taxes
American is part of the AAG consolidated income tax return.
In the first nine months of 2018, American recorded an income tax provision of $467 million, which was substantially non-cash due to utilization of its NOLs. This provision included a $30 million special income tax charge to establish a required valuation allowance related to American's estimated refund for AMT credits and an $18 million special income tax charge related to an international income tax matter. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
As of September 30, 2018, AAG had approximately $7.4 billion in total available liquidity and $154 million in restricted cash and short-term investments. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Cash	$303	$295	$294	$287
Short-term investments	4,552	4,771	4,542	4,768
Undrawn revolving credit facilities	2,500	2,500	2,500	2,500
Total available liquidity	$7,355	$7,566	$7,336	$7,555
Share Repurchase Programs
In April 2018, we announced that our Board of Directors authorized a new $2.0 billion share repurchase program that expires on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of September 30, 2018, there was $1.7 billion remaining authority to repurchase shares under our new $2.0 billion share repurchase program. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of common stock may be limited, suspended or discontinued at any time at our discretion.
During the nine months ended September 30, 2018, we repurchased 16.6 million shares of AAG common stock for $800 million at a weighted average cost per share of $48.15. Since the inception of our share repurchase programs in July 2014, we have repurchased 278.9 million shares of AAG common stock for $11.3 billion at a weighted average cost per share of $40.69.
Cash Dividends
Our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of August 7, 2018 and paid on August 21, 2018, totaling $46 million. For the first nine months of 2018, we paid total quarterly cash dividends of $140 million.
In October 2018, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of November 6, 2018, and payable on November 20, 2018.
Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended at any time at our discretion.

Collateral-Related Covenants
Certain of our debt financing agreements contain loan to value ratio covenants and require us to appraise the related collateral annually. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part. As of September 30, 2018, we were in compliance with the collateral coverage tests for the 2013 Credit Facilities, the 2014 Credit Facilities, the April 2016 Credit Facilities and the December 2016 Credit Facilities as of the most recent measurement dates.
Credit Ratings
The following table details AAG and American’s credit ratings as of September 30, 2018:

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
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $2.8 billion and $4.3 billion for the first nine months of 2018 and 2017, respectively, a period-over-period decrease of $1.5 billion. This decrease in operating cash flows from the 2017 to the 2018 period was primarily due to lower profitability in the first nine months of 2018 driven by an increase in fuel costs, which were offset in part by higher revenues driven by strong demand and higher fares.
Investing Activities
Our net cash used in investing activities was $1.6 billion and $3.1 billion for the first nine months of 2018 and 2017, respectively.
Our principal investing activities in the 2018 period included expenditures of $2.7 billion for property and equipment, including 11 Boeing 737-8 MAX aircraft and five Boeing 787 Family aircraft. These cash outflows were offset in part by $860 million of net proceeds primarily from aircraft sale-leaseback transactions and $226 million in net sales of short-term investments.
Our principal investing activities in the 2017 period included expenditures of $4.6 billion for property and equipment, including 20 Airbus A321 aircraft, 15 Boeing 737-800 aircraft, 12 Embraer 175 aircraft, 10 Boeing 787 Family aircraft, and one Boeing 737-8 MAX aircraft. We also completed a $203 million equity investment in China Southern Airlines Company Limited (China Southern Airlines). These cash outflows were offset in part by $831 million of net proceeds primarily from aircraft sale-leaseback transactions and $621 million in net sales of short-term investments.

Financing Activities
Our net cash used in financing activities was $1.3 billion and $1.2 billion for the first nine months of 2018 and 2017, respectively.
Our principal financing activities in the 2018 period included $2.4 billion in debt repayments, consisting of $2.0 billion in scheduled debt repayments, including the repayment of our $500 million 6.125% senior notes, and the prepayment of $454 million of secured loans. We also had $837 million in share repurchases and $140 million in dividend payments. These cash outflows were offset in part by net proceeds of $2.1 billion from the issuance of debt, primarily $1.6 billion in connection with the issuance of equipment notes related to EETCs and the financing of certain aircraft and pre-delivery purchase deposits as well as $500 million of incremental term loans under our 2014 Credit Facilities.
Our principal financing activities in the 2017 period included $1.8 billion in scheduled debt repayments, $1.4 billion in share repurchases and $150 million in dividend payments. These cash outflows were offset in part by net proceeds of $2.2 billion from the issuance of debt, primarily the issuance of $1.3 billion of EETCs and $815 million borrowed in connection with the financing of certain aircraft.
American
Operating Activities
American’s net cash provided by operating activities was $1.3 billion and $2.7 billion for the first nine months of 2018 and 2017, respectively, a period-over-period decrease of $1.5 billion. This decrease in operating cash flows from the 2017 to the 2018 period was primarily due to lower profitability in the first nine months of 2018 driven by an increase in fuel costs, which were offset in part by higher revenues driven by strong demand and higher fares.
Investing Activities
American’s net cash used in investing activities was $1.5 billion and $3.0 billion for the first nine months of 2018 and 2017, respectively.
American’s principal investing activities in the 2018 period included expenditures of $2.7 billion for property and equipment, including 11 Boeing 737-8 MAX aircraft and five Boeing 787 Family aircraft. These cash outflows were offset in part by $855 million of net proceeds primarily from aircraft sale-leaseback transactions and $234 million in net sales of short-term investments.
American’s principal investing activities in the 2017 period included expenditures of $4.5 billion for property and equipment, including 20 Airbus A321 aircraft, 15 Boeing 737-800 aircraft, 12 Embraer 175 aircraft, 10 Boeing 787 Family aircraft, and one Boeing 737-8 MAX aircraft. American also completed a $203 million equity investment in China Southern Airlines. These cash outflows were offset in part by $816 million of net proceeds primarily from aircraft sale-leaseback transactions and $621 million in net sales of short-term investments.
Financing Activities
American’s net cash provided by financing activities was $174 million and $302 million for the first nine months of 2018 and 2017, respectively.
American’s principal financing activities in the 2018 period included $1.9 billion in debt repayments, consisting of $1.5 million in scheduled debt repayments and the prepayment of $454 million of secured loans. These cash outflows were offset in part by net proceeds of $2.1 billion from the issuance of debt, primarily $1.6 billion in connection with the issuance of equipment notes related to EETCs and the financing of certain aircraft and pre-delivery purchase deposits as well as $500 million of incremental term loans under the 2014 Credit Facilities.
American’s principal financing activities in the 2017 period included net proceeds of $2.2 billion from the issuance of debt, primarily the issuance of $1.3 billion of EETCs and $815 million borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by $1.8 billion in scheduled debt repayments.

Commitments
Significant Indebtedness
As of September 30, 2018, AAG and American had $25.0 billion and $23.7 billion, respectively, including current maturities of $2.5 billion, in long-term debt and capital leases. During the nine months ended September 30, 2018, there have been no material changes in our significant indebtedness as discussed in our 2017 Form 10-K, except as discussed in Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of September 30, 2018, we had definitive purchase agreements with Airbus, Boeing, Embraer and Bombardier for the acquisition of the following mainline and regional aircraft:

	Remainder of 2018	2019	2020	2021	2022	2023 and Thereafter	Total
Airbus (1)
A320neo Family	—	17	15	18	20	30	100
Boeing
737 MAX Family	5	20	10	10	—	40	85
787 Family	1	2	12	10	—	25	50
Embraer (2)
E175	5	20	—	—	—	—	25
Bombardier (2)
CRJ900	—	14	1	—	—	—	15
Total	11	73	38	38	20	95	275

(1)
In July 2018, American and Airbus entered into an agreement to defer the delivery of 22 Airbus A321neo aircraft currently scheduled for delivery in 2019, 2020 and 2021. These aircraft are now scheduled to be delivered in 2024. The table above reflects this revised delivery schedule. In addition, the future payments in the Contractual Obligations table below reflect this transaction.

(2)	These aircraft may be operated by wholly-owned regional subsidiaries which would operate the aircraft under capacity purchase arrangements.
We also have agreements for 41 spare engines to be delivered in 2018 and beyond.
We have financing commitments for all of the aircraft currently on order and scheduled to be delivered through December 2018. We do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through the end of 2019: 10 Embraer E175 aircraft, nine Boeing 737 MAX Family aircraft, nine Airbus A320neo Family aircraft and two Boeing 787 Family aircraft. In addition, with the exception of 22 787 Family aircraft and one Bombardier CRJ-900 aircraft, we do not have financing commitments in place for the remaining aircraft currently on order and scheduled to be delivered in 2020 and beyond. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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

Contractual Obligations
The following table provides details of our future cash contractual obligations as of September 30, 2018 (in millions):

	Payments Due by Period
	Remainder of 2018	2019	2020	2021	2022	2023 and Thereafter	Total
American
Debt and capital lease obligations (a) (c)	$595	$2,491	$1,847	$3,476	$1,418	$13,903	$23,730
Interest obligations (b) (c)	259	987	917	810	658	1,725	5,356
Aircraft and engine purchase commitments (d)	463	2,909	1,246	991	1,374	7,480	14,463
Operating lease commitments (e)	536	2,228	2,062	1,709	1,546	6,473	14,554
Regional capacity purchase agreements (f)	364	1,376	1,171	977	799	1,998	6,685
Minimum pension obligations (g)	—	890	484	495	581	1,476	3,926
Retiree medical and other postretirement benefits	24	92	80	75	70	314	655
Other purchase obligations (h)	821	2,064	1,177	1,131	53	16	5,262
Total American Contractual Obligations	$3,062	$13,037	$8,984	$9,664	$6,499	$33,385	$74,631

AAG and Other AAG Subsidiaries
Debt and capital lease obligations (a)	$—	$750	$505	$2	$2	$20	$1,279
Interest obligations (b)	21	67	14	2	2	6	112
Minimum pension obligations (g)	—	7	3	3	4	19	36
Operating lease commitments	5	10	10	6	5	14	50
Total AAG Contractual Obligations	$3,088	$13,871	$9,516	$9,677	$6,512	$33,444	$76,108

(a)
Amounts represent contractual amounts due. Excludes $238 million and $242 million of unamortized debt discount, premium and issuance costs as of September 30, 2018 for American and AAG, respectively. For additional information, see Note 6 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B.

(b)	For variable-rate debt, future interest obligations are estimated using the current forward rates at September 30, 2018.

(c)	Includes $11.9 billion of future principal payments and $2.6 billion of future interest payments, as of September 30, 2018, related to EETC debt financings of certain aircraft.

(d)
See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about these obligations. Boeing has committed to provide sale-leaseback financing (in the form of operating leases) for 22 787-8 aircraft to be delivered in 2020 and 2021. This financing is reflected in the operating lease commitments line above.

(e)	Includes $372 million of future minimum lease payments related to EETC leveraged lease financings of certain aircraft as of September 30, 2018.

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
Critical Accounting Policies and Estimates
In the third quarter of 2018, there were no changes to our critical accounting policies and estimates from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2017 Form 10-K, except as discussed below relating to the New Revenue Standard.
Effective January 1, 2018, we adopted the New Revenue Standard using the full retrospective method, which resulted in the recast of the prior reporting periods. See Recent Accounting Pronouncements below for effects of adoption on our condensed consolidated statement of operations for the three and nine months ended September 30, 2017 and on our consolidated balance sheet as of December 31, 2017. Under the New Revenue Standard, revenue is recognized upon transfer of control of promised products or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.
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
Mileage credits sold to co-branded cards and other partners
We sell mileage credits to participating airline partners and non-airline business partners including our co-branded card partners, under contracts with terms extending generally for one to nine years. Consideration received from the sale of mileage credits is variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. We allocate the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
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
See recast condensed consolidated statement of operations data for the three and nine months ended September 30, 2017 and recast consolidated balance sheet data as of December 31, 2017 presented below for the effects of adoption.
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
See recast condensed consolidated statement of operations data for the three and nine months ended September 30, 2017 presented below for the effects of adoption.

Impacts to Prior Period Results
The effects of adoption of the New Revenue Standard and New Retirement Standard to our condensed consolidated statement of operations for the three and nine months ended September 30, 2017 were as follows (in millions, except per share amounts):

		New Revenue Standard			New Retirement Standard
Three Months Ended September 30, 2017	As Reported	Deferred Revenue Method	Ancillary Revenue Reclassifications	Gross Versus Net Presentation	Reclassifications	As Recast
Operating revenues:
Passenger	$9,377	$59	$651	$9	$—	$10,096
Cargo	200	—	10	13	—	223
Other	1,301	—	(661)	6	—	646
Total operating revenues	10,878	59	—	28	—	10,965
Total operating expenses	9,646	—	—	28	35	9,709
Operating income	1,232	59	—	—	(35)	1,256
Total nonoperating expense, net	(228)	—	—	—	35	(193)
Income before income taxes	1,004	59	—	—	—	1,063
Income tax provision	380	22	—	—	—	402
Net income	$624	$37	$—	$—	$—	$661
Diluted earnings per common share	$1.28					$1.36

		New Revenue Standard			New Retirement Standard
Nine Months Ended September 30, 2017	As Reported	Deferred Revenue Method	Ancillary Revenue Reclassifications	Gross Versus Net Presentation	Reclassifications	As Recast
Operating revenues:
Passenger	$27,114	$328	$1,976	$29	$—	$29,447
Cargo	568	—	31	34	—	633
Other	3,924	—	(2,007)	14	—	1,931
Total operating revenues	31,606	328	—	77	—	32,011
Total operating expenses	28,238	—	—	77	104	28,419
Operating income	3,368	328	—	—	(104)	3,592
Total nonoperating expense, net	(709)	—	—	—	104	(605)
Income before income taxes	2,659	328	—	—	—	2,987
Income tax provision	998	124	—	—	—	1,122
Net income	$1,661	$204	$—	$—	$—	$1,865
Diluted earnings per common share	$3.35					$3.76

The effects of adoption of the New Revenue Standard to our December 31, 2017 consolidated balance sheet are as follows (in millions):

	As Reported	New Revenue Standard	As Recast
Deferred tax asset	$427	$1,389	$1,816
Air traffic liability	3,978	64	4,042
Current loyalty program liability	2,791	330	3,121
Noncurrent loyalty program liability	—	5,701	5,701
Total stockholders' equity (deficit)	3,926	(4,706)	(780)
See Note 1 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A and Note 1 to American's Condensed Consolidated Financial Statements in Part I, Item 1B for further information on recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG and American’s Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2017 Form 10-K except as updated below.
Aircraft Fuel
As of September 30, 2018, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Based on our 2018 forecasted fuel consumption, we estimate that a one cent per gallon increase in aviation fuel price would increase our 2018 annual fuel expense by $45 million.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable rate debt instruments and our interest income from short-term, interest bearing investments. If annual interest rates increase 100 basis points, based on our September 30, 2018 variable-rate debt and short term investments balances, annual interest expense on variable rate debt would increase by approximately $100 million and annual interest income on short-term investments would increase by approximately $50 million.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of September 30, 2018 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are still in the process of integrating certain processes, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. In connection with the adoption of the New Revenue Standard on January 1, 2018, we materially modified certain processes related to our loyalty program. The operating effectiveness of these changes will be evaluated as part of our annual assessment of internal control over financial reporting. For the quarter ended September 30, 2018, there have been no changes in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2018.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. As of September 30, 2018, there were approximately 24.5 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders.
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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York. The complaint named as defendants US Airways Group, US Airways, AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. A bench trial is expected to be scheduled in the next few months. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of September 30, 2018, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
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
We have established antitrust-immunized joint business agreements (JBAs) with British Airways, Iberia and Finnair, and separately with Japan Airlines. In October 2017, American and its transatlantic partners executed an amended and restated JBA which, among other things, extends the term of the agreement. This relationship benefits from a grant of antitrust immunity from the U.S. Department of Transportation (DOT) and was reviewed by the European Commission (EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick airports. The commitments accepted by the EC are binding for 10 years with the possibility of renewal. In light of Brexit and the related possibility that the EC would no longer have responsibility for the United Kingdom when the commitments expire in July 2020, the United Kingdom Competition and Markets Authority (CMA) in October 2018 opened an investigation into the transatlantic JBA. We are cooperating fully with this investigation. Also, we had previously signed a revised JBA with Qantas Airways and applied for antitrust immunity with the DOT for the revised relationship, but we withdrew that application in November 2016 after it was tentatively denied by the DOT. In February 2018, we filed a new application for antitrust immunity with the DOT, which, if granted, would allow us to further expand our relationship with Qantas Airways. In addition, we have signed JBAs with certain air carriers of the LATAM Airlines Group and have applied for antitrust immunity in the relevant jurisdictions affected by such agreements, which applications have been approved in some jurisdictions, but are still pending in other jurisdictions, including the United States and Chile. The foregoing arrangements are important aspects of our international network and we are dependent on the performance of the other airlines party to those agreements. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented.

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
A significant cybersecurity incident could result in a range of potentially material negative consequences for us, including unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal identifying information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. The constantly changing nature of the threats means that we may not be able to prevent all data security breaches or misuse of data.
In addition, the costs and operational consequences of defending from, preparing for, responding to and remediating an incident may be substantial. As cybersecurity threats become more frequent, intense and sophisticated, costs of proactive defense measures may increase. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well injunctive relief requiring costly compliance measures. A cybersecurity incident could also impact our brand, harm our reputation and adversely impact our relationship with our customers, employees and stockholders. Failure to appropriately address these issues could also give rise to potentially material legal risks and liabilities.

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
Further, a substantial portion of our long-term indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate (LIBOR) for deposits of U.S. dollars. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk –“Interest.”
These obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.

We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates continued significant investments related to modernizing our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of September 30, 2018, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2018-2022 would be approximately $8.4 billion. Accordingly, we will need substantial financing or other capital resources to finance such aircraft and engines. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
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
We operate principally through hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs or other airports where we have a significant presence, such as LHR, resulting from air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers (such as electric utility or telecommunications providers), failure of computer systems, disruptions at airport facilities or other key facilities used by us to manage our operations, labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition. We have minimal control over the operation, quality or maintenance of these services or whether vendors will improve or continue to provide services that are essential to our business.
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
In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports served by us are regulated by governmental entities through the use of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the DOT and the Federal Aviation Administration (FAA) currently regulate the allocation of slots or slot exemptions at Ronald Reagan Washington National Airport (DCA) and two New York City airports: John F. Kennedy International Airport (JFK) and La Guardia Airport (LGA). In addition to slot restrictions, operations at LGA and DCA are also limited based on the stage length of the flight. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Beijing, Frankfurt, LHR, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Airline Trade Association (IATA)

Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. We cannot provide any assurance that regulatory changes regarding the allocation of slots or similar regulatory authority will not have a material adverse impact on our operations.
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
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, revising the rules governing NOLs and the rules governing foreign tax credits and introducing new anti-base erosion provisions. Many of these changes became effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation regulations by the Treasury and Internal Revenue Service, any of which could materially affect the impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact of this legislation on us.
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
The United Kingdom held a referendum in June 2016 regarding its membership in the EU in which a majority of the United Kingdom electorate voted in favor of the British government taking the necessary action for the United Kingdom to leave the EU, commonly referred to as Brexit. In March 2017, the United Kingdom served notice of its decision to withdraw to the EU, formally initiating the withdrawal process. Serving this notice began the two-year period for the United Kingdom to negotiate the terms for its withdrawal from the EU. At this time, it is not certain what steps may be taken to facilitate the United Kingdom’s exit from the EU. The implications of the United Kingdom withdrawing from the EU are similarly unclear at present because it is unclear what relationship the United Kingdom will have with the EU after withdrawal. We face risks associated with the uncertainty following the referendum and the consequences that may flow from the decision to exit the EU, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. Among other things, Brexit will likely require a transition arrangement or new air services agreement involving the U.S. and United Kingdom, and the United Kingdom and EU, to permit our current air services (including those involving our joint business and code share partners) to continue as we currently conduct them. Moreover, the exit of the United Kingdom from the EU could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, the exit of the United Kingdom from the EU has created uncertainty as to the future trade relationship between the EU and the United Kingdom, including as to air traffic services. The exit of the United Kingdom could also lead to legal and regulatory uncertainty such as the identity of the relevant regulators, new regulatory action and/or potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. For example, in light of Brexit and the related possibility that the EC would no longer have responsibility for the United Kingdom when existing regulatory commitments are scheduled to expire in 2020, the United Kingdom CMA in October 2018 opened an investigation into our transatlantic JBA. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts cannot be predicted. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
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
There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions. Efforts by the EU in 2009 to regulate flights arriving from or departing for airports outside of the EU have been postponed as members of the International Civil Aviation Organization (ICAO) are negotiating a global agreement on GHG emissions from the aviation sector. On October 6, 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. The CORSIA was supported by the board of Airlines for America (the principal U.S. airline trade association) and IATA (the principal international airline trade association), and by American and many other U.S. and foreign airlines. On June 27, 2018, the ICAO adopted standards pertaining to the collection and sharing of information on international aviation emissions beginning in 2019. The CORSIA will increase operating costs for American and most other airlines, including other U.S. airlines that operate internationally, but the implementation of a global program, as compared to regional emission reduction schemes, should ensure that these costs will be more evenly applied to American and its competitors since there will be a common global regulatory regime. The CORSIA is expected to be implemented in phases, with information collection and sharing beginning in 2019 and phase I beginning in 2021. Certain details still need to be developed and the impact of the CORSIA cannot be fully predicted. While we do not anticipate any significant emissions allowance expenditures in 2018, compliance with the CORSIA or similar emissions-related requirements could significantly increase our operating costs beginning in 2019 and beyond. The potential impact of the CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets that American would need to acquire, the GHG efficiency of the American fleet, and the number of future American flights subject to such emissions-related requirements. These costs have not been completely defined and could fluctuate.

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
Since July 2014, as part of our capital deployment program, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of September 30, 2018, there was $1.7 billion remaining authority to repurchase shares under our share repurchase programs. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of common stock may be limited, suspended or discontinued at any time without prior notice.
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

10.1
Fifth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of September 17, 2018, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto.

10.2	Amendment No. 10, dated as of July 16, 2018, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S.*
12.1	Computation of ratio of earnings to fixed charges of American Airlines Group Inc. for the nine months ended September 30, 2018.
12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the nine months ended September 30, 2018.
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Confidential treatment has been requested with respect to certain portions of this agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: October 25, 2018	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: October 25, 2018	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)