Form 10-Q
period 2019-03-31
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2019-04-26
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2019

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
As of April 22, 2019, there were 444,835,115 shares of American Airlines Group Inc. common stock outstanding.
As of April 22, 2019, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2019

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating revenues:
Passenger	$9,658	$9,480
Cargo	218	227
Other	708	694
Total operating revenues	10,584	10,401
Operating expenses:
Aircraft fuel and related taxes	1,726	1,763
Salaries, wages and benefits	3,090	3,017
Regional expenses	1,763	1,698
Maintenance, materials and repairs	561	469
Other rent and landing fees	503	467
Aircraft rent	327	309
Selling expenses	370	356
Depreciation and amortization	480	440
Special items, net	138	225
Other	1,251	1,261
Total operating expenses	10,209	10,005
Operating income	375	396
Nonoperating income (expense):
Interest income	33	25
Interest expense, net	(271)	(262)
Other income, net	108	79
Total nonoperating expense, net	(130)	(158)
Income before income taxes	245	238
Income tax provision	60	79
Net income	$185	$159

Earnings per common share:
Basic	$0.41	$0.34
Diluted	$0.41	$0.34
Weighted average shares outstanding (in thousands):
Basic	451,951	472,297
Diluted	453,429	474,598
Cash dividends declared per common share	$0.10	$0.10
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$185	$159
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(16)	(16)
Investments	3	(2)
Total other comprehensive loss, net of tax	(13)	(18)
Total comprehensive income	$172	$141
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$337	$275
Short-term investments	4,012	4,485
Restricted cash and short-term investments	156	154
Accounts receivable, net	1,876	1,706
Aircraft fuel, spare parts and supplies, net	1,666	1,522
Prepaid expenses and other	607	495
Total current assets	8,654	8,637
Operating property and equipment
Flight equipment	42,013	41,499
Ground property and equipment	8,932	8,764
Equipment purchase deposits	1,211	1,278
Total property and equipment, at cost	52,156	51,541
Less accumulated depreciation and amortization	(17,746)	(17,443)
Total property and equipment, net	34,410	34,098
Operating lease right-of-use assets	9,124	9,151
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $673 and $663, respectively	2,115	2,137
Deferred tax asset	1,007	1,145
Other assets	1,386	1,321
Total other assets	8,599	8,694
Total assets	$60,787	$60,580
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$3,370	$3,294
Accounts payable	2,139	1,773
Accrued salaries and wages	1,217	1,427
Air traffic liability	5,930	4,339
Loyalty program liability	3,354	3,267
Operating lease liabilities	1,629	1,654
Other accrued liabilities	2,210	2,342
Total current liabilities	19,849	18,096
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	20,660	21,179
Pension and postretirement benefits	6,519	6,907
Loyalty program liability	5,214	5,272
Operating lease liabilities	7,785	7,902
Other liabilities	1,396	1,393
Total noncurrent liabilities	41,574	42,653
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 444,216,229 shares issued and outstanding at March 31, 2019; 460,610,870 shares issued and outstanding at December 31, 2018	5	5
Additional paid-in capital	4,371	4,964
Accumulated other comprehensive loss	(5,909)	(5,896)
Retained earnings	897	758
Total stockholders’ deficit	(636)	(169)
Total liabilities and stockholders’ equity (deficit)	$60,787	$60,580
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$1,651	$1,800
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,305)	(779)
Proceeds from sale of property and equipment and sale-leaseback transactions	359	22
Purchases of short-term investments	(570)	(1,252)
Sales of short-term investments	1,051	1,029
Decrease (increase) in restricted short-term investments	(1)	24
Other investing activities	(14)	—
Net cash used in investing activities	(480)	(956)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	400	236
Payments on long-term debt and finance leases	(849)	(568)
Deferred financing costs	(6)	(1)
Treasury stock repurchases	(608)	(461)
Dividend payments	(46)	(48)
Net cash used in financing activities	(1,109)	(842)
Net increase in cash and restricted cash	62	2
Cash and restricted cash at beginning of period	286	398
Cash and restricted cash at end of period (1)	$348	$400

Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$332	$43
Finance leases	2	—
Supplemental information:
Interest paid, net	267	258
Income taxes paid	3	3

(1) The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$337	$297
Restricted cash included in restricted cash and short-term investments	11	103
Total cash and restricted cash	$348	$400
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2018	$5	$4,964	$(5,896)	$758	$(169)
Net income	—	—	—	185	185
Other comprehensive loss, net	—	—	(13)	—	(13)
Purchase and retirement of 16,947,393 shares of AAG common stock	—	(610)	—	—	(610)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(46)	(46)
Issuance of 552,752 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(8)	—	—	(8)
Share-based compensation expense	—	25	—	—	25
Balance at March 31, 2019	$5	$4,371	$(5,909)	$897	$(636)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2017	$5		$5,714	$(5,776)	$(723)	$(780)
Net income	—		—	—	159	159
Other comprehensive loss, net	—		—	(18)	—	(18)
Purchase and retirement of 8,431,150 shares of AAG common stock	—		(449)	—	—	(449)
Dividends declared on AAG common stock ($0.10 per share)	—		—	—	(48)	(48)
Issuance of 313,744 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—		(10)	—	—	(10)
Share-based compensation expense	—		24	—	—	24
Impact of adoption of Accounting Standards Update (ASU) 2016-01 related to financial instruments	—	—	—	—	60	60
Impact of adoption of ASU 2016-02 related to leases	—		—	—	197	197
Balance at March 31, 2018	$5		$5,279	$(5,794)	$(355)	$(865)
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines Group Inc. (we, us, our and similar terms, or AAG) should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying unaudited condensed consolidated financial statements include the accounts of AAG and its wholly-owned subsidiaries. AAG’s principal subsidiary is American Airlines, Inc. (American). All significant intercompany transactions have been eliminated.
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
In the fourth quarter of 2018, we adopted ASU 2016-02: Leases (Topic 842) (the New Lease Standard) as of January 1, 2018. In accordance with the New Lease Standard, 2018 periods have been recast to reflect the effects of this adoption. As a result of the adoption of the New Lease Standard, our first quarter of 2018 net income decreased by $27 million.
(b) Recent Accounting Pronouncements
ASU 2018-02: Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This ASU provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings due to the U.S. federal corporate income tax rate change as a result of H.R. 1, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act). The amount of the reclassification is the difference between the amount initially charged or credited directly to other comprehensive income at the previous U.S. federal corporate income tax rate that remains in accumulated other comprehensive income and the amount that would have been charged or credited directly to other comprehensive income using the newly enacted U.S. federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. In the first quarter of 2019, we adopted this standard retrospectively as of December 22, 2017, the date the 2017 Tax Act was enacted, which resulted in the recast of prior reporting periods. As a result of the adoption, we reclassified $622 million of stranded tax effects principally related to our pension plans from accumulated other comprehensive loss to retained earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Fleet restructuring expenses (1)	$83	$112
Merger integration expenses (2)	37	59
Litigation settlement	—	40
Labor contract expenses	—	13
Other operating charges, net	18	1
Mainline operating special items, net	138	225

Mark-to-market adjustments on equity investments, net (3)	(76)	—
Other nonoperating charges, net	7	—
Nonoperating special items, net	(69)	—

Income tax special items, net (4)	—	22

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.

(3)	Mark-to-market adjustments on equity investments relate to net unrealized gains primarily associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines).

(4)
Income tax special items for the three months ended March 31, 2018 included a $22 million charge to income tax expense to establish a required valuation allowance related to our estimated refund for Alternative Minimum Tax (AMT) credits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

3. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic EPS:
Net income	$185	$159
Weighted average common shares outstanding (in thousands)	451,951	472,297
Basic EPS	$0.41	$0.34

Diluted EPS:
Net income for purposes of computing diluted EPS	$185	$159
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	451,951	472,297
Dilutive effect of stock awards	1,478	2,301
Diluted weighted average common shares outstanding	453,429	474,598
Diluted EPS	$0.41	$0.34

Restricted stock unit awards excluded from the calculation of diluted EPS because inclusion would be antidilutive (in thousands)	2,267	1
4. Share Repurchase Programs and Dividends
In April 2018, we announced that our Board of Directors authorized a $2.0 billion share repurchase program that expires on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of March 31, 2019, there was $1.1 billion of remaining authority to repurchase shares under our current $2.0 billion share repurchase program. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases that may be made from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
During the three months ended March 31, 2019, we repurchased 16.7 million shares of AAG common stock for $600 million at a weighted average cost per share of $36.02. Since the inception of our share repurchase programs in July 2014 through March 31, 2019, we repurchased 295.6 million shares of AAG common stock for $11.9 billion at a weighted average cost per share of $40.43.
In January 2019, our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of February 6, 2019 and paid on February 20, 2019, totaling $46 million for the first three months of 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

5. Revenue Recognition
Revenue
The following are the significant categories comprising our reported operating revenues (in millions):

	Three Months Ended March 31,
	2019	2018
Passenger revenue:
Passenger travel	$8,772	$8,630
Loyalty revenue - travel (1)	886	850
Total passenger revenue	9,658	9,480
Cargo	218	227
Other:
Loyalty revenue - marketing services	578	570
Other revenue	130	124
Total other revenue	708	694
Total operating revenues	$10,584	$10,401

(1)
Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions earned through travel and mileage credits sold to co-branded credit card and other partners. See "Loyalty Revenue" below for further discussion on these mileage credits.

The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2019	2018
Domestic	$7,226	$6,963
Latin America	1,371	1,445
Atlantic	673	669
Pacific	388	403
Total passenger revenue	$9,658	$9,480
We attribute passenger revenue by geographic region based upon the origin and destination of each flight segment.
Contract Balances
Our significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future travel and other non-air travel awards, reported as loyalty program liability on the condensed consolidated balance sheets and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on the condensed consolidated balance sheets.

	March 31, 2019	December 31, 2018
	(In millions)
Loyalty program liability	$8,568	$8,539
Air traffic liability	5,930	4,339
Total	$14,498	$12,878

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2018	$8,539
Deferral of revenue	963
Recognition of revenue (1)	(934)
Balance at March 31, 2019 (2)	$8,568

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of March 31, 2019, our current loyalty program liability was $3.4 billion and represents our current estimate of revenue expected to be recognized in the next twelve months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within twelve months. For the three months ended March 31, 2019, $2.6 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

6. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2019	December 31, 2018
Secured
2013 Credit Facilities, variable interest rate of 4.24%, installments through 2025	$1,825	$1,825
2014 Credit Facilities, variable interest rate of 4.49%, installments through 2021	1,215	1,215
April 2016 Credit Facilities, variable interest rate of 4.50%, installments through 2023	980	980
December 2016 Credit Facilities, variable interest rate of 4.48%, installments through 2023	1,225	1,225
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 4.17%, maturing from 2019 to 2029	11,059	11,648
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.34% to 7.89%, averaging 4.27%, maturing from 2019 to 2031	5,217	5,060
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2019 to 2031	798	798
	22,319	22,751
Unsecured
5.50% senior notes, interest only payments until due in October 2019	750	750
4.625% senior notes, interest only payments until due in March 2020	500	500
	1,250	1,250
Total long-term debt	23,569	24,001
Less: Total unamortized debt discount, premium and issuance costs	218	222
Less: Current maturities	3,286	3,213
Long-term debt, net of current maturities	$20,065	$20,566
The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of March 31, 2019 (in millions):

2013 Revolving Facility	$1,000
2014 Revolving Facility	1,543
April 2016 Revolving Facility	300
Total	$2,843
The December 2016 Credit Facilities provide for a revolving credit facility that may be established in the future.
2019 Aircraft Financing Activities
Equipment Notes Issued in 2019
In the first three months of 2019, American entered into agreements under which it borrowed $400 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2031 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 4.07% at March 31, 2019.
7. Income Taxes
At December 31, 2018, we had approximately $10.2 billion of federal net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which we expect to be available for use in 2019. The federal NOL Carryforwards will expire beginning in 2022 if unused. We also had approximately $3.2 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2018, which will expire in years 2019 through 2038 if unused.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

At December 31, 2018, we had an AMT credit carryforward of approximately $339 million available for federal income tax purposes, which is expected to be fully refundable over the next several years as a result of the repeal of corporate AMT.
During the three months ended March 31, 2019, we recorded an income tax provision of $60 million, which was substantially non-cash as we utilized our NOLs as described above.
8. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2019.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2019
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$12	$12	$—	$—
Corporate obligations	1,310	—	1,310	—
Bank notes/certificates of deposit/time deposits	2,465	—	2,465	—
Repurchase agreements	225	—	225	—
	4,012	12	4,000	—
Restricted cash and short-term investments (1)	156	12	144	—
Long-term investments (3)	265	265	—	—
Total	$4,433	$289	$4,144	$—

(1)	Unrealized gains or losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $1.2 billion of bank notes/certificates of deposit/time deposits and $188 million of corporate obligations.

(3)
Long-term investments primarily include our equity investment in China Southern Airlines, in which we presently own a 2.2% equity interest, and are classified in other assets on the condensed consolidated balance sheets.

Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$23,351	$23,634	$23,779	$23,775

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2019	2018	2019	2018
Service cost	$1	$1	$1	$1
Interest cost	176	169	8	9
Expected return on assets	(204)	(226)	(4)	(6)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(59)
Unrecognized net loss (gain)	38	36	(8)	(5)
Net periodic benefit cost (income)	$18	$(13)	$(62)	$(60)
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The components of net periodic benefit income other than the service cost component are included in nonoperating other income, net in the condensed consolidated statements of operations.
During the first three months of 2019, we made contributions of $364 million to our defined benefit pension plans.
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2018	$(4,673)	$(5)	$(1,218)		$(5,896)
Other comprehensive income (loss) before reclassifications	—	4	(1)		3
Amounts reclassified from AOCI	(22)	—	6	(2)	(16)
Net current-period other comprehensive income (loss)	(22)	4	5		(13)
Balance at March 31, 2019	$(4,695)	$(1)	$(1,213)		$(5,909)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2019	2018
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(40)	$(40)	Nonoperating other income, net
Actuarial loss	24	24	Nonoperating other income, net
Total reclassifications for the period, net of tax	$(16)	$(16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

11. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Aircraft fuel and related taxes	$423	$398
Salaries, wages and benefits	409	383
Capacity purchases from third-party regional carriers (1)	340	354
Maintenance, materials and repairs	93	80
Other rent and landing fees	167	147
Aircraft rent	7	9
Selling expenses	92	85
Depreciation and amortization	79	82
Other	153	160
Total regional expenses	$1,763	$1,698

(1)
During the three months ended March 31, 2019 and 2018, we recognized $143 million and $138 million, respectively, of expense under our capacity purchase agreement with Republic Airline Inc. (Republic). We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

12. Legal Proceedings
Chapter 11 Cases. On November 29, 2011, AMR Corporation (AMR), American, and certain of AMR’s other direct and indirect domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan). On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan and completed the acquisition of US Airways Group, Inc. by AMR (the Merger).
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for purposes of calculating earnings per common share. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. On February 12, 2019, in accordance with the approval granted by the Bankruptcy Court on December 6, 2018, an aggregate of approximately 17.3 million shares of AAG common stock were distributed from the Disputed Claims Reserve to former AMR shareholders and convertible noteholders. After giving effect to this distribution, the Disputed Claims Reserve holds approximately 7 million shares of AAG common stock.
Private Party Antitrust Action Related to Passenger Capacity. We, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia (the DC Court). On June 15, 2018, we reached a preliminary settlement agreement with the plaintiffs in the amount of $45 million that, once approved, will resolve all class claims in the U.S. lawsuits. That settlement received preliminary approval from the DC Court on June 18, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York. The complaint named as defendants US Airways Group, Inc., US Airways, Inc., AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019. The parties submitted proposed findings of fact and conclusions of law on April 15, 2019 and closing arguments are scheduled to be heard on April 26, 2019. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
13. Subsequent Events
Dividend Declaration
In April 2019, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of May 8, 2019, and payable on May 22, 2019. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued at any time at our discretion and without prior notice.

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating revenues:
Passenger	$9,658	$9,480
Cargo	218	227
Other	705	691
Total operating revenues	10,581	10,398
Operating expenses:
Aircraft fuel and related taxes	1,726	1,763
Salaries, wages and benefits	3,089	3,014
Regional expenses	1,791	1,682
Maintenance, materials and repairs	561	469
Other rent and landing fees	503	467
Aircraft rent	327	309
Selling expenses	370	356
Depreciation and amortization	480	440
Special items, net	138	225
Other	1,251	1,261
Total operating expenses	10,236	9,986
Operating income	345	412
Nonoperating income (expense):
Interest income	127	73
Interest expense, net	(277)	(250)
Other income, net	109	79
Total nonoperating expense, net	(41)	(98)
Income before income taxes	304	314
Income tax provision	74	105
Net income	$230	$209
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$230	$209
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(16)	(16)
Investments	3	(2)
Total other comprehensive loss, net of tax	(13)	(18)
Total comprehensive income	$217	$191
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$328	$265
Short-term investments	4,010	4,482
Restricted cash and short-term investments	156	154
Accounts receivable, net	1,953	1,755
Receivables from related parties, net	11,422	10,666
Aircraft fuel, spare parts and supplies, net	1,584	1,442
Prepaid expenses and other	601	493
Total current assets	20,054	19,257
Operating property and equipment
Flight equipment	41,678	41,180
Ground property and equipment	8,612	8,466
Equipment purchase deposits	1,211	1,277
Total property and equipment, at cost	51,501	50,923
Less accumulated depreciation and amortization	(17,418)	(17,123)
Total property and equipment, net	34,083	33,800
Operating lease right-of-use assets	9,070	9,094
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $673 and $663, respectively	2,115	2,137
Deferred tax asset	1,100	1,280
Other assets	1,284	1,219
Total other assets	8,590	8,727
Total assets	$71,797	$70,878
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$2,122	$2,547
Accounts payable	2,070	1,707
Accrued salaries and wages	1,165	1,363
Air traffic liability	5,930	4,339
Loyalty program liability	3,354	3,267
Operating lease liabilities	1,615	1,639
Other accrued liabilities	2,119	2,259
Total current liabilities	18,375	17,121
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	20,631	20,650
Pension and postretirement benefits	6,475	6,863
Loyalty program liability	5,214	5,272
Operating lease liabilities	7,743	7,857
Other liabilities	1,347	1,345
Total noncurrent liabilities	41,410	41,987
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,827	16,802
Accumulated other comprehensive loss	(6,005)	(5,992)
Retained earnings	1,190	960
Total stockholder’s equity	12,012	11,770
Total liabilities and stockholder’s equity	$71,797	$70,878
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$956	$1,263
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,263)	(762)
Proceeds from sale of property and equipment and sale-leaseback transactions	359	19
Purchases of short-term investments	(570)	(1,244)
Sales of short-term investments	1,051	1,029
Decrease (increase) in restricted short-term investments	(1)	24
Other investing activities	(14)	—
Net cash used in investing activities	(438)	(934)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	400	236
Payments on long-term debt and finance leases	(849)	(568)
Deferred financing costs	(6)	(1)
Net cash used in financing activities	(455)	(333)
Net increase (decrease) in cash and restricted cash	63	(4)
Cash and restricted cash at beginning of period	276	390
Cash and restricted cash at end of period (1)	$339	$386

Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$332	$36
Finance leases	2	—
Supplemental information:
Interest paid, net	256	246
Income taxes paid	3	3

(1) The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$328	$283
Restricted cash included in restricted cash and short-term investments	11	103
Total cash and restricted cash	$339	$386
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2018	$—	$16,802	$(5,992)	$960	$11,770
Net income	—	—	—	230	230
Other comprehensive loss, net	—	—	(13)	—	(13)
Share-based compensation expense	—	25	—	—	25
Balance at March 31, 2019	$—	$16,827	$(6,005)	$1,190	$12,012

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2017	$—	$16,716	$(5,873)	$(955)	$9,888
Net income	—	—	—	209	209
Other comprehensive loss, net	—	—	(18)	—	(18)
Share-based compensation expense	—	24	—	—	24
Impact of adoption of Accounting Standards Update (ASU) 2016-01 related to financial instruments	—	—	—	60	60
Impact of adoption of ASU 2016-02 related to leases	—	—	—	197	197
Balance at March 31, 2018	$—	$16,740	$(5,891)	$(489)	$10,360
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines, Inc. (American) should be read in conjunction with the consolidated financial statements contained in American’s Annual Report on Form 10-K for the year ended December 31, 2018. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.
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
In the fourth quarter of 2018, American adopted ASU 2016-02: Leases (Topic 842) (the New Lease Standard) as of January 1, 2018. In accordance with the New Lease Standard, 2018 periods have been recast to reflect the effects of this adoption. As a result of the adoption of the New Lease Standard, American's first quarter of 2018 net income decreased by $27 million.
(b) Recent Accounting Pronouncements
ASU 2018-02: Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This ASU provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings due to the U.S. federal corporate income tax rate change as a result of H.R. 1, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act). The amount of the reclassification is the difference between the amount initially charged or credited directly to other comprehensive income at the previous U.S. federal corporate income tax rate that remains in accumulated other comprehensive income and the amount that would have been charged or credited directly to other comprehensive income using the newly enacted U.S. federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. In the first quarter of 2019, American adopted this standard retrospectively as of December 22, 2017, the date the 2017 Tax Act was enacted, which resulted in the recast of prior reporting periods. As a result of the adoption, American reclassified $622 million of stranded tax effects principally related to its pension plans from accumulated other comprehensive loss to retained earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Fleet restructuring expenses (1)	$83	$112
Merger integration expenses (2)	37	59
Litigation settlement	—	40
Labor contract expenses	—	13
Other operating charges, net	18	1
Mainline operating special items, net	138	225

Mark-to-market adjustments on equity investments, net (3)	(76)	—
Other nonoperating charges, net	7	—
Nonoperating special items, net	(69)	—

Income tax special items, net (4)	—	30

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with integration projects, principally American's technical operations, flight attendant, human resources and payroll systems.

(3)
Mark-to-market adjustments on equity investments relate to net unrealized gains primarily associated with American's equity investment in China Southern Airlines Company Limited (China Southern Airlines).

(4)
Income tax special items for the three months ended March 31, 2018 included a $30 million charge to income tax expense to establish a required valuation allowance related to American's estimated refund for Alternative Minimum Tax (AMT) credits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American's reported operating revenues (in millions):

	Three Months Ended March 31,
	2019	2018
Passenger revenue:
Passenger travel	$8,772	$8,630
Loyalty revenue - travel (1)	886	850
Total passenger revenue	9,658	9,480
Cargo	218	227
Other:
Loyalty revenue - marketing services	578	570
Other revenue	127	121
Total other revenue	705	691
Total operating revenues	$10,581	$10,398

(1)
Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions earned through travel and mileage credits sold to co-branded credit card and other partners. See "Loyalty Revenue" below for further discussion on these mileage credits.

The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2019	2018
Domestic	$7,226	$6,963
Latin America	1,371	1,445
Atlantic	673	669
Pacific	388	403
Total passenger revenue	$9,658	$9,480
American attributes passenger revenue by geographic region based upon the origin and destination of each flight segment.
Contract Balances
American's significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future travel and other non-air travel awards, reported as loyalty program liability on the condensed consolidated balance sheets and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on the condensed consolidated balance sheets.

	March 31, 2019	December 31, 2018
	(In millions)
Loyalty program liability	$8,568	$8,539
Air traffic liability	5,930	4,339
Total	$14,498	$12,878

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2018	$8,539
Deferral of revenue	963
Recognition of revenue (1)	(934)
Balance at March 31, 2019 (2)	$8,568

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of March 31, 2019, American's current loyalty program liability was $3.4 billion and represents American's current estimate of revenue expected to be recognized in the next twelve months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within twelve months. For the three months ended March 31, 2019, $2.6 billion of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2018.
4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2019	December 31, 2018
Secured
2013 Credit Facilities, variable interest rate of 4.24%, installments through 2025	$1,825	$1,825
2014 Credit Facilities, variable interest rate of 4.49%, installments through 2021	1,215	1,215
April 2016 Credit Facilities, variable interest rate of 4.50%, installments through 2023	980	980
December 2016 Credit Facilities, variable interest rate of 4.48%, installments through 2023	1,225	1,225
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 4.17%, maturing from 2019 to 2029	11,059	11,648
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.34% to 7.89%, averaging 4.27%, maturing from 2019 to 2031	5,217	5,060
Special facility revenue bonds, fixed interest rates of 5.00%, maturing from 2019 to 2031	769	769
Total long-term debt	22,290	22,722
Less: Total unamortized debt discount, premium and issuance costs	215	219
Less: Current maturities	2,038	2,466
Long-term debt, net of current maturities	$20,037	$20,037

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of March 31, 2019 (in millions):

2013 Revolving Facility	$1,000
2014 Revolving Facility	1,543
April 2016 Revolving Facility	300
Total	$2,843
The December 2016 Credit Facilities provide for a revolving credit facility that may be established in the future.
2019 Aircraft Financing Activities
Equipment Notes Issued in 2019
In the first three months of 2019, American entered into agreements under which it borrowed $400 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2031 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 4.07% at March 31, 2019.
5. Income Taxes
At December 31, 2018, American had approximately $10.6 billion of federal net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which American expects to be available for use in 2019. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $10.2 billion, substantially all of which is expected to be available for use in 2019. The federal NOL Carryforwards will expire beginning in 2022 if unused. American also had approximately $3.1 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2018, which will expire in years 2019 through 2038 if unused.
At December 31, 2018, American had an AMT credit carryforward of approximately $452 million available for federal income tax purposes, which is expected to be fully refundable over the next several years as a result of the repeal of corporate AMT.
During the three months ended March 31, 2019, American recorded an income tax provision of $74 million, which was substantially non-cash as American utilized its NOLs as described above.
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2019
	Total	Level 1	Level 2	Level 3
Short-term investments (1) (2):
Money market funds	$11	$11	$—	$—
Corporate obligations	1,310	—	1,310	—
Bank notes/certificates of deposit/time deposits	2,464	—	2,464	—
Repurchase agreements	225	—	225	—
	4,010	11	3,999	—
Restricted cash and short-term investments (1)	156	12	144	—
Long-term investments (3)	265	265	—	—
Total	$4,431	$288	$4,143	$—

(1)	Unrealized gains or losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $1.2 billion of bank notes/certificates of deposit/time deposits and $188 million of corporate obligations.

(3)
Long-term investments primarily include American's equity investment in China Southern Airlines, in which American presently owns a 2.2% equity interest, and are classified in other assets on the condensed consolidated balance sheets.

Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$22,075	$22,347	$22,503	$22,497
7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2019	2018	2019	2018
Service cost	$1	$1	$1	$1
Interest cost	175	168	8	9
Expected return on assets	(203)	(225)	(4)	(6)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(59)
Unrecognized net loss (gain)	38	36	(8)	(5)
Net periodic benefit cost (income)	$18	$(13)	$(62)	$(60)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The components of net periodic benefit income other than the service cost component are included in nonoperating other income, net in the condensed consolidated statements of operations.
During the first three months of 2019, American made contributions of $364 million to its defined benefit pension plans.
8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2018	$(4,658)	$(5)	$(1,329)		$(5,992)
Other comprehensive income (loss) before reclassifications	—	4	(1)		3
Amounts reclassified from AOCI	(22)	—	6	(2)	(16)
Net current-period other comprehensive income (loss)	(22)	4	5		(13)
Balance at March 31, 2019	$(4,680)	$(1)	$(1,324)		$(6,005)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2019	2018
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(40)	$(40)	Nonoperating other income, net
Actuarial loss	24	24	Nonoperating other income, net
Total reclassifications for the period, net of tax	$(16)	$(16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

9. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Aircraft fuel and related taxes	$423	$398
Salaries, wages and benefits	80	82
Capacity purchases from third-party regional carriers (1)	857	798
Maintenance, materials and repairs	4	2
Other rent and landing fees	160	141
Aircraft rent	7	7
Selling expenses	92	85
Depreciation and amortization	68	68
Other	100	101
Total regional expenses	$1,791	$1,682

(1)
During the three months ended March 31, 2019 and 2018, American recognized $143 million and $138 million, respectively, of expense under its capacity purchase agreement with Republic Airline Inc. (Republic). American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	March 31, 2019	December 31, 2018
AAG (1)	$13,587	$12,808
AAG’s wholly-owned subsidiaries (2)	(2,165)	(2,142)
Total	$11,422	$10,666

(1)	The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s dividend and share repurchase programs.

(2)
The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

11. Legal Proceedings
Chapter 11 Cases. On November 29, 2011, AMR Corporation (AMR), American, and certain of AMR’s other direct and indirect domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan). On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan and completed the acquisition of US Airways Group, Inc. by AMR (the Merger).
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported by AAG from time to time in its quarterly and annual reports, including for purposes of calculating earnings per common share. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. To the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. On February 12, 2019, in accordance with the approval granted by the Bankruptcy Court on December 6, 2018, an aggregate of approximately 17.3 million shares of AAG common stock were distributed from the Disputed Claims Reserve to former AMR shareholders and convertible noteholders. After giving effect to this distribution, the Disputed Claims Reserve holds approximately 7 million shares of AAG common stock.
Private Party Antitrust Action Related to Passenger Capacity. American, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia (the DC Court). On June 15, 2018, American reached a preliminary settlement agreement with the plaintiffs in the amount of $45 million that, once approved, will resolve all class claims in the U.S. lawsuits. That settlement received preliminary approval from the DC Court on June 18, 2018.
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York. The complaint named as defendants US Airways Group, Inc., US Airways, Inc., AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019. The parties submitted proposed findings of fact and conclusions of law on April 15, 2019 and closing arguments are scheduled to be heard on April 26, 2019. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.
DOJ Investigation Related to the United States Postal Service. In April 2015, the Department of Justice (DOJ) informed American of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air. In October 2015, American received a Civil Investigative Demand from the DOJ seeking certain information relating to these contracts and the DOJ has also sought information concerning certain of the airlines that transport mail on a codeshare basis. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. American is cooperating fully with the DOJ with regard to its investigation.
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of AAG and American, but rather updates disclosures made in the 2018 Form 10-K.
Background
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, we operate an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries through hubs and gateways in Charlotte, Chicago, Dallas/Fort Worth, London Heathrow, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the first quarter of 2019, approximately 50 million passengers boarded our flights.
Financial Overview
AAG’s First Quarter 2019 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.
In the fourth quarter of 2018, we adopted Accounting Standards Update (ASU) 2016-02: Leases (Topic 842) (the New Lease Standard) as of January 1, 2018. In accordance with the New Lease Standard, we have recast our 2018 financial information presented within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger revenue	$9,658	$9,480	$178	1.9
Cargo revenue	218	227	(9)	(4.0)
Other operating revenue	708	694	14	1.9
Total operating revenues	10,584	10,401	183	1.8
Mainline and regional aircraft fuel and related taxes	2,149	2,161	(12)	(0.6)
Salaries, wages and benefits	3,090	3,017	73	2.5
Total operating expenses	10,209	10,005	204	2.0
Operating income	375	396	(21)	(5.4)
Pre-tax income	245	238	7	3.2
Income tax provision	60	79	(19)	(23.6)
Net income	185	159	26	16.4

Pre-tax income	$245	$238	$7	3.2
Adjusted for: Total pre-tax special items, net (1)	69	225	(156)	(69.6)
Pre-tax income excluding special items	$314	$463	$(149)	(32.2)

(1)
See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A of this report for details on the components of special items.

Pre-Tax Income and Net Income
Pre-tax income and net income were $245 million and $185 million, respectively, in the first quarter of 2019. This compares to first quarter 2018 pre-tax income and net income of $238 million and $159 million, respectively. The quarter-over-quarter increase in our pre-tax income was principally driven by higher revenues and a decrease in our pre-tax net special items, offset in part by increases in maintenance expenses and salaries, wages and benefits. See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on special items.

Excluding the effects of pre-tax net special items, we recognized pre-tax income of $314 million in the first quarter of 2019 as compared to $463 million in the first quarter of 2018. The quarter-over-quarter decrease in our pre-tax income excluding pre-tax net special items was principally driven by increases in maintenance expenses and salaries, wages and benefits, offset in part by higher revenues.
Fleet
On March 7, 2019, we announced the unplanned removal of 14 Boeing 737-800 aircraft from service for remediation work following the installation of new aircraft interiors. This resulted in the cancellation of approximately 940 flights in the first quarter of 2019. Work on these aircraft has been completed and all aircraft have been returned to service.
In addition, on March 13, 2019, the Federal Aviation Administration (FAA) grounded all U.S.-registered Boeing 737 MAX aircraft. Our fleet currently includes 24 Boeing 737 MAX aircraft with an additional 76 aircraft on order. As a result, we canceled approximately 1,200 flights in the first quarter of 2019.
In aggregate, we estimate that these grounded aircraft and associated flight cancellations decreased our first quarter 2019 pre-tax income by approximately $80 million.
We have removed all Boeing 737 MAX flying from our flight schedule through August 19, 2019, which is approximately 115 flights per day. These flights represent approximately 2% of our total capacity each day this summer. Although these aircraft represent a small portion of our total fleet, its financial impact is disproportionate as most of the revenue from the cancellations is lost while the vast majority of the costs remain in place. In total, we currently estimate the Boeing 737 MAX cancellations, which are assumed to extend through August 19, 2019, to decrease our 2019 pre-tax income by approximately $350 million.
Revenue
In the first quarter of 2019, we reported total operating revenues of $10.6 billion, an increase of $183 million, or 1.8%, as compared to the first quarter of 2018. Passenger revenue was $9.7 billion in the first quarter of 2019, an increase of $178 million, or 1.9%, as compared to the first quarter of 2018. The increase in passenger revenue in the first quarter of 2019 was due to strong demand and higher passenger load factor.
Cargo revenue decreased $9 million, or 4.0%, primarily driven by declines in international freight volumes, offset in part by increases in freight yields. Other revenue increased $14 million, or 1.9%, as compared to the first quarter of 2018, driven by higher loyalty revenue.
Our total revenue per available seat mile (TRASM) was 15.87 cents in the first quarter of 2019, a 0.5% increase as compared to 15.80 cents in the first quarter of 2018. This marks our tenth consecutive quarter of positive TRASM growth.
Fuel
Our mainline and regional fuel expense totaled $2.1 billion in the first quarter of 2019, which was $12 million, or 0.6%, lower as compared to the first quarter of 2018. This decrease was primarily driven by a 2.7% decrease in the average price per gallon of fuel to $2.04 in the first quarter of 2019 from $2.10 in the first quarter of 2018, offset in part by a 2.2% increase in gallons of fuel consumed principally due to increased capacity.
As of March 31, 2019, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.
Our 2019 first quarter total cost per available seat mile (CASM) was 15.31 cents, an increase of 0.7%, from 15.20 cents in the first quarter of 2018.
Our 2019 first quarter CASM excluding special items and fuel was 11.88 cents, an increase of 2.7%, as compared to the first quarter of 2018. The increase was primarily driven by higher maintenance expenses and salaries, wages and benefits.

For a reconciliation of total CASM excluding special items and fuel, see below “Reconciliation of GAAP to Non-GAAP Financial Measures.”
Liquidity
As of March 31, 2019, we had approximately $7.2 billion in total available liquidity, consisting of $4.4 billion in unrestricted cash and short-term investments and $2.8 billion in undrawn revolving credit facilities. We also had restricted cash and short-term investments of $156 million.
During the first quarter of 2019, we completed the following financing transactions:
•raised $400 million from aircraft debt financings; and
•raised $352 million in proceeds from aircraft sale-leaseback transactions.
See Note 6 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on our debt obligations.
Additionally during the first quarter of 2019, we returned $646 million to our stockholders, including quarterly dividend payments of $46 million and the repurchase of $600 million of our common stock, or 16.7 million shares. Since our capital return program commenced in mid-2014, we have returned $13.0 billion to stockholders, including $1.1 billion in quarterly dividend payments and $11.9 billion in share repurchases, or 295.6 million shares.
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

	Three Months Ended March 31,
	2019	2018
	(In millions)
Reconciliation of Pre-Tax Income Excluding Special Items:
Pre-tax income - GAAP	$245	$238
Pre-tax special items (1):
Operating special items, net	138	225
Nonoperating special items, net	(69)	—
Total pre-tax special items, net	69	225
Pre-tax income excluding special items	$314	$463

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on special items.

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

	Three Months Ended March 31,
	2019	2018
Reconciliation of Total Operating Costs per Available Seat Mile (CASM) Excluding Special Items and Fuel:
(In millions)
Total operating expenses - GAAP	$10,209	$10,005
Special items:
Special items, net (1)	(138)	(225)
Fuel:
Aircraft fuel and related taxes - mainline	(1,726)	(1,763)
Aircraft fuel and related taxes - regional	(423)	(398)
Total operating expenses, excluding special items and fuel	$7,922	$7,619
(In millions)
Total Available Seat Miles (ASM)	66,674	65,823
(In cents)
Total operating CASM	15.31	15.20
Special items per ASM:
Special items, net (1)	(0.21)	(0.34)
Fuel per ASM:
Aircraft fuel and related taxes - mainline	(2.59)	(2.68)
Aircraft fuel and related taxes - regional	(0.63)	(0.60)
Total CASM, excluding special items and fuel	11.88	11.57

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018
Revenue passenger miles (millions) (a)	54,802	52,945	3.5%
Available seat miles (millions) (b)	66,674	65,823	1.3%
Passenger load factor (percent) (c)	82.2	80.4	1.8	pts
Yield (cents) (d)	17.62	17.90	(1.6)%
Passenger revenue per available seat mile (cents) (e)	14.49	14.40	0.6%
Total revenue per available seat mile (cents) (f)	15.87	15.80	0.5%
Aircraft at end of period	1,564	1,539	1.6%
Fuel consumption (gallons in millions)	1,053	1,030	2.2%
Average aircraft fuel price including related taxes (dollars per gallon)	2.04	2.10	(2.7)%
Full-time equivalent employees at end of period	129,800	128,600	0.9%
Operating cost per available seat mile (cents) (g)	15.31	15.20	0.7%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenue divided by ASMs.

(f)	Total revenue per available seat mile (TRASM) – Total revenues divided by ASMs.

(g)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Pre-tax income and net income were $245 million and $185 million, respectively, in the first quarter of 2019. This compares to first quarter 2018 pre-tax income and net income of $238 million and $159 million, respectively. The quarter-over-quarter increase in our pre-tax income was principally driven by higher revenues and a decrease in our pre-tax net special items, offset in part by increases in maintenance expenses and salaries, wages and benefits.
Excluding the effects of pre-tax net special items, pre-tax income was $314 million and $463 million in the first quarters of 2019 and 2018, respectively. The quarter-over-quarter decrease in our pre-tax income excluding pre-tax net special items was principally driven by increases in maintenance expenses and salaries, wages and benefits, offset in part by higher revenues.

Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger	$9,658	$9,480	$178	1.9
Cargo	218	227	(9)	(4.0)
Other	708	694	14	1.9
Total operating revenues	$10,584	$10,401	$183	1.8
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended March 31, 2018
	Three Months Ended March 31, 2019	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$9,658	3.5%	1.3%	1.8	pts	(1.6)%	0.6%
Passenger revenue increased $178 million, or 1.9%, in the first quarter of 2019 from the first quarter of 2018 due to a 3.5% quarter-over-quarter increase in RPMs driven by strong demand and higher load factor.
Cargo revenue decreased $9 million, or 4.0%, in the first quarter of 2019 from the first quarter of 2018 primarily driven by declines in international freight volume, offset in part by increases in freight yields.
Other revenue increased $14 million, or 1.9%, in the first quarter of 2019 from the first quarter of 2018 due in part to higher revenue associated with our loyalty program. For the three months ended March 31, 2019 and 2018, loyalty revenue included in other revenue was $578 million and $570 million, respectively.
Total operating revenues in the first quarter of 2019 increased $183 million, or 1.8%, from the first quarter of 2018 driven principally by a 1.9% increase in passenger revenue as described above.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,726	$1,763	$(37)	(2.1)
Salaries, wages and benefits	3,090	3,017	73	2.5
Maintenance, materials and repairs	561	469	92	19.7
Other rent and landing fees	503	467	36	7.8
Aircraft rent	327	309	18	5.4
Selling expenses	370	356	14	3.9
Depreciation and amortization	480	440	40	9.1
Special items, net	138	225	(87)	(38.8)
Other	1,251	1,261	(10)	(0.8)
Regional expenses:
Aircraft fuel and related taxes	423	398	25	6.1
Other	1,340	1,300	40	3.1
Total operating expenses	$10,209	$10,005	$204	2.0

Total operating expenses increased $204 million, or 2.0%, in the first quarter of 2019 from the first quarter of 2018. See detailed explanations below relating to changes in total CASM.
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
The major components of our total CASM and our total CASM excluding special items and fuel for the three months ended March 31, 2019 and 2018 are as follows (amounts may not recalculate due to rounding):

	Three Months Ended March 31,		Percent Increase (Decrease)
	2019	2018
	(In cents, except percentage changes)
Total CASM:
Aircraft fuel and related taxes	2.59	2.68	(3.3)
Salaries, wages and benefits	4.64	4.58	1.2
Maintenance, materials and repairs	0.84	0.71	18.1
Other rent and landing fees	0.75	0.71	6.4
Aircraft rent	0.49	0.47	4.1
Selling expenses	0.56	0.54	2.6
Depreciation and amortization	0.72	0.67	7.7
Special items, net	0.21	0.34	(39.6)
Other	1.88	1.92	(2.0)
Regional expenses:
Aircraft fuel and related taxes	0.63	0.60	4.8
Other	2.01	1.97	1.8
Total CASM	15.31	15.20	0.7
Special items, net	(0.21)	(0.34)	(39.6)
Aircraft fuel and related taxes:
Aircraft fuel and related taxes - mainline	(2.59)	(2.68)	(3.3)
Aircraft fuel and related taxes - regional	(0.63)	(0.60)	4.8
Total CASM, excluding special items and fuel	11.88	11.57	2.7
Significant changes in the components of total CASM are as follows:

•
Mainline aircraft fuel and related taxes per ASM decreased 3.3% primarily due to a 3.0% decrease in the average price per gallon of fuel to $2.02 in the first quarter of 2019 from $2.09 in the first quarter of 2018.

•
Maintenance, materials and repairs per ASM increased 18.1% in the first three months of 2019 as compared to the same period in 2018, primarily due to an increase in the volume of airframe overhauls performed under time and material contracts where expense is incurred and recognized as maintenance is performed. An increase in the volume of component part repairs also drove higher maintenance expenses in the first quarter of 2019.

•	Other rent and landing fees per ASM increased 6.4% primarily due to rate increases at certain hub airports in the first quarter of 2019 as compared to the first quarter of 2018.

•
Depreciation and amortization per ASM increased 7.7% due in part to information technology and software development projects associated with our merger integration as well as the continued rollout of Premium Economy and harmonization of seating configurations across our fleet. Depreciation associated with our fleet renewal program also contributed to the increase as subsequent to the first quarter of 2018, we took delivery of five owned mainline aircraft.

•
Regional aircraft fuel and related taxes per ASM increased 4.8% primarily due to a 7.7% increase in gallons of fuel consumed, principally due to increased capacity. This increase was offset in part by a 1.4% decrease in the average price per gallon of fuel to $2.12 in the first quarter of 2019 from $2.15 in the first quarter of 2018.

Operating Special Items, Net

	Three Months Ended March 31,
	2019	2018
	(In millions)
Fleet restructuring expenses (1)	$83	$112
Merger integration expenses (2)	37	59
Litigation settlement	—	40
Labor contract expenses	—	13
Other operating charges, net	18	1
Total mainline operating special items, net	$138	$225

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.
Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Interest income	$33	$25	$8	33.9
Interest expense, net	(271)	(262)	(9)	3.2
Other income, net	108	79	29	37.0
Total nonoperating expense, net	$(130)	$(158)	$28	(18.4)
In the first quarter of 2019, other nonoperating income, net included $46 million of non-service related pension and other postretirement benefit plan income and $69 million of net special credits principally due to mark-to-market unrealized gains associated with certain of our equity investments.
In the first quarter of 2018, other nonoperating income, net principally included $75 million of non-service related pension and other postretirement benefit plan income.
The decrease in non-service related pension and other postretirement benefit plan income in the first quarter of 2019 as compared to the first quarter of 2018 is principally due to a decrease in the expected return on pension plan assets.

Income Taxes
In the first quarter of 2019, we recorded an income tax provision of $60 million, which was substantially non-cash due to utilization of our net operating losses (NOLs). Substantially all of our income before income taxes is attributable to the United States. At December 31, 2018, we had approximately $10.2 billion of federal NOLs and $3.2 billion of state NOLs, substantially all of which are expected to be available in 2019 to reduce federal and state taxable income.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
American realized pre-tax income of $304 million and net income of $230 million in the first quarter of 2019. This compares to first quarter 2018 pre-tax income of $314 million and net income of $209 million.
The quarter-over-quarter decrease in American's pre-tax income was principally driven by increases in maintenance expenses and salaries, wages and benefits, offset in part by higher revenues and a decrease in net special items.
Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger	$9,658	$9,480	$178	1.9
Cargo	218	227	(9)	(4.0)
Other	705	691	14	1.9
Total operating revenues	$10,581	$10,398	$183	1.8
Passenger revenue increased $178 million, or 1.9%, in the first quarter of 2019 from the first quarter of 2018 due to a quarter-over-quarter increase in RPMs driven by strong demand and higher load factor.
Cargo revenue decreased $9 million, or 4.0%, in the first quarter of 2019 from the first quarter of 2018 primarily driven by declines in international freight volume, offset in part by increases in freight yields.
Other revenue increased $14 million, or 1.9%, in the first quarter of 2019 from the first quarter of 2018 due in part to higher revenue associated with American's loyalty program. For the three months ended March 31, 2019 and 2018, loyalty revenue included in other revenue was $578 million and $570 million, respectively.
Total operating revenues in the first quarter of 2019 increased $183 million, or 1.8%, from the first quarter of 2018 driven principally by a 1.9% increase in passenger revenue as described above.

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,726	$1,763	$(37)	(2.1)
Salaries, wages and benefits	3,089	3,014	75	2.5
Maintenance, materials and repairs	561	469	92	19.7
Other rent and landing fees	503	467	36	7.8
Aircraft rent	327	309	18	5.4
Selling expenses	370	356	14	3.9
Depreciation and amortization	480	440	40	9.1
Special items, net	138	225	(87)	(38.8)
Other	1,251	1,261	(10)	(0.8)
Regional expenses:
Aircraft fuel and related taxes	423	398	25	6.1
Other	1,368	1,284	84	6.5
Total operating expenses	$10,236	$9,986	$250	2.5
Total operating expenses increased $250 million, or 2.5%, in the first quarter of 2019 from the first quarter of 2018.
Significant changes in the components of American's total operating expenses are as follows:

•
Mainline aircraft fuel and related taxes decreased 2.1% primarily due to a 3.0% decrease in the average price per gallon of fuel to $2.02 in the first quarter of 2019 from $2.09 in the first quarter of 2018.

•
Maintenance, materials and repairs increased 19.7% in the first three months of 2019 as compared to the same period in 2018, primarily due to an increase in the volume of airframe overhauls performed under time and material contracts where expense is incurred and recognized as maintenance is performed. An increase in the volume of component part repairs also drove higher maintenance expenses in the first quarter of 2019.

•	Other rent and landing fees increased 7.8% primarily due to rate increases at certain hub airports in the first quarter of 2019 as compared to the first quarter of 2018.

•
Depreciation and amortization increased 9.1% due in part to information technology and software development projects associated with American's merger integration as well as the continued rollout of Premium Economy and harmonization of seating configurations across its fleet. Depreciation associated with American's fleet renewal program also contributed to the increase as subsequent to the first quarter of 2018, American took delivery of five owned mainline aircraft.

•
Regional aircraft fuel and related taxes increased 6.1% primarily due to a 7.7% increase in gallons of fuel consumed, principally due to increased capacity. This increase was offset in part by a 1.4% decrease in the average price per gallon of fuel to $2.12 in the first quarter of 2019 from $2.15 in the first quarter of 2018.

Operating Special Items, Net

	Three Months Ended March 31,
	2019	2018
	(In millions)
Fleet restructuring expenses (1)	$83	$112
Merger integration expenses (2)	37	59
Litigation settlement	—	40
Labor contract expenses	—	13
Other operating charges, net	18	1
Total mainline operating special items, net	$138	$225

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with integration projects, principally American's technical operations, flight attendant, human resources and payroll systems.
Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Interest income	$127	$73	$54	73.1
Interest expense, net	(277)	(250)	(27)	10.6
Other income, net	109	79	30	37.4
Total nonoperating expense, net	$(41)	$(98)	$57	(57.7)
Interest income increased $54 million in the first quarter of 2019 as compared to the first quarter of 2018, primarily due to higher interest-bearing related party receivables from American's parent company, AAG.
In the first quarter of 2019, other nonoperating income, net included $46 million of non-service related pension and other postretirement benefit plan income and $69 million of net special credits principally due to mark-to-market unrealized gains associated with certain of American's equity investments.
In the first quarter of 2018, other nonoperating income, net principally included $75 million of non-service related pension and other postretirement benefit plan income.
The decrease in non-service related pension and other postretirement benefit plan income in the first quarter of 2019 as compared to the first quarter of 2018 is principally due to a decrease in the expected return on pension plan assets.
Income Taxes
American is part of the AAG consolidated income tax return.
In the first quarter of 2019, American recorded an income tax provision of $74 million, which was substantially non-cash due to utilization of its net operating losses (NOLs). Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2018, American had approximately $10.6 billion of federal NOLs and $3.1 billion of state NOLs, substantially all of which are expected to be available in 2019 to reduce federal and state taxable income.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Liquidity and Capital Resources
Liquidity
As of March 31, 2019, AAG had approximately $7.2 billion in total available liquidity and $156 million in restricted cash and short-term investments. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Cash	$337	$275	$328	$265
Short-term investments	4,012	4,485	4,010	4,482
Undrawn revolving credit facilities	2,843	2,843	2,843	2,843
Total available liquidity	$7,192	$7,603	$7,181	$7,590
Share Repurchase Programs
In April 2018, we announced that our Board of Directors authorized a $2.0 billion share repurchase program that expires on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of March 31, 2019, there was $1.1 billion of remaining authority to repurchase shares under our current $2.0 billion share repurchase program. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases that may be made from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
During the three months ended March 31, 2019, we repurchased 16.7 million shares of AAG common stock for $600 million at a weighted average cost per share of $36.02. Since the inception of our share repurchase programs in July 2014 through March 31, 2019, we repurchased 295.6 million shares of AAG common stock for $11.9 billion at a weighted average cost per share of $40.43.
Cash Dividends
In January 2019, our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of February 6, 2019 and paid on February 20, 2019, totaling $46 million for the first three months of 2019.
In April 2019, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of May 8, 2019, and payable on May 22, 2019.
Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued at any time at our discretion and without prior notice.
Collateral-Related Covenants
Certain of our debt financing agreements contain loan to value ratio covenants and require us to appraise the related collateral annually. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part. As of March 31, 2019, we were in compliance with the collateral coverage tests for our term loans and revolving credit facilities as of the most recent measurement dates.

Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $1.7 billion and $1.8 billion for the first three months of 2019 and 2018, respectively, a period-over-period decrease of $149 million. This decrease in operating cash flows from the 2018 to the 2019 period was primarily due to lower profitability in the first three months of 2019 driven by higher maintenance expenses and salaries, wages and benefits, offset in part by higher revenues. In addition, we contributed $364 million to our defined benefit pension plans in the first quarter of 2019 as compared to $155 million in the first quarter of 2018.
Investing Activities
Our net cash used in investing activities was $480 million and $956 million for the first three months of 2019 and 2018, respectively.
Our principal investing activities in the first quarter of 2019 included expenditures of $1.3 billion for property and equipment, including seven Embraer E175 aircraft, four Boeing 737-8 MAX aircraft, two Boeing 787 Family aircraft and two Airbus A321neo aircraft. These cash outflows were offset in part by $359 million of net proceeds primarily from aircraft sale-leaseback transactions and $481 million in net sales of short-term investments.
Our principal investing activities in the first quarter of 2018 included expenditures of $779 million for property and equipment, including three Boeing 737-8 MAX aircraft and one Boeing 787 Family aircraft and $223 million in net purchases of short-term investments.
Financing Activities
Our net cash used in financing activities was $1.1 billion and $842 million for the first three months of 2019 and 2018, respectively.
Our principal financing activities in the first quarter of 2019 included $849 million in scheduled debt repayments, $608 million in share repurchases and $46 million in dividend payments. These cash outflows were offset in part by net proceeds of $400 million from the issuance of debt for the financing of certain aircraft.
Our principal financing activities in the first quarter of 2018 included $568 million in scheduled debt repayments, $461 million in share repurchases and $48 million in dividend payments. These cash outflows were offset in part by net proceeds of $236 million from the issuance of debt, including the issuance of equipment notes related to EETCs.
American
Operating Activities
American’s net cash provided by operating activities was $956 million and $1.3 billion for the first three months of 2019 and 2018, respectively, a period-over-period decrease of $307 million. This decrease in operating cash flows for the first three months of 2019 as compared to the same period in 2018 was primarily due to higher intercompany transfers of cash from American to AAG to fund share repurchases and lower profitability in the first three months of 2019 driven by higher maintenance expenses and salaries, wages and benefits, offset in part by higher revenues. In addition, American contributed $364 million to its defined benefit pension plans in the first quarter of 2019 as compared to $155 million in the first quarter of 2018.
Investing Activities
American’s net cash used in investing activities was $438 million and $934 million for the first three months of 2019 and 2018, respectively.
American’s principal investing activities in the first quarter of 2019 included expenditures of $1.3 billion for property and equipment, including seven Embraer E175 aircraft, four Boeing 737-8 MAX aircraft, two Boeing 787 Family aircraft and two Airbus A321neo aircraft. These cash outflows were offset in part by $359 million of net proceeds primarily from aircraft sale-leaseback transactions and $481 million in net sales of short-term investments.

American’s principal investing activities in the first quarter of 2018 included expenditures of $762 million for property and equipment, including three Boeing 737-8 MAX aircraft and one Boeing 787 Family aircraft and $215 million in net purchases of short-term investments.
Financing Activities
American’s net cash used in financing activities was $455 million and $333 million for the first three months of 2019 and 2018, respectively.
American’s principal financing activities in the first quarter of 2019 included $849 million in scheduled debt repayments. These cash outflows were offset in part by net proceeds of $400 million from the issuance of debt for the financing of certain aircraft.
American’s principal financing activities in the first quarter of 2018 included $568 million in scheduled debt repayments, offset in part by net proceeds of $236 million from the issuance of debt, including the issuance of equipment notes related to EETCs.
Commitments
Significant Indebtedness
As of March 31, 2019, AAG had $23.6 billion in long-term debt, including current maturities of $3.3 billion (of which $750 million in aggregate principal amount relates to the 5.50% senior notes is due in October 2019 and $500 million in aggregate principal amount relates to the 4.625% senior notes due March 2020). As of March 31, 2019, American had $22.3 billion in long-term debt, including current maturities of $2.0 billion. During the three months ended March 31, 2019, there have been no material changes in our significant indebtedness as discussed in our 2018 Form 10-K, except as discussed in Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of March 31, 2019, we had definitive purchase agreements with Airbus, Boeing, Embraer and Bombardier for the acquisition of the following mainline and regional aircraft:

	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter	Total
Airbus
A320neo Family	10	20	18	20	8	22	98
Boeing
737 MAX Family (1)	16	10	10	—	—	40	76
787 Family	—	12	10	—	6	19	47
Embraer
E175	13	15	—	—	—	—	28
Bombardier
CRJ900	11	4	—	—	—	—	15
Total	50	61	38	20	14	81	264

(1)
On March 13, 2019, the FAA grounded all U.S.-registered Boeing 737 MAX aircraft. We currently have 76 Boeing 737 MAX Family aircraft on order. We have not taken delivery of any Boeing 737 MAX Family aircraft since the grounding, and the timing of future deliveries cannot presently be forecasted.

We also have agreements for 35 spare engines to be delivered in 2019 and beyond.

We currently have financing commitments for all aircraft on order and scheduled to be delivered through December 2019, with the exception of three Embraer E175 aircraft. Additionally, we have financing commitments for 25 aircraft scheduled to be delivered in 2020: 12 Boeing 787 Family aircraft, seven Airbus A320neo Family aircraft, four Bombardier CRJ900 aircraft, and two Boeing 737 MAX Family aircraft. We do not have financing commitments in place for the remaining 36 aircraft to be delivered in 2020 and any of the aircraft to be delivered beyond 2020, except for 10 Boeing 787 Family aircraft to be delivered in 2021. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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
There have been no material changes in our off-balance sheet arrangements as discussed in our 2018 Form 10-K.
Contractual Obligations
The following table provides details of our future cash contractual obligations as of March 31, 2019 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$1,664	$1,867	$3,433	$1,369	$3,919	$10,038	$22,290
Interest obligations (b) (c)	712	856	750	614	525	1,181	4,638
Finance lease obligations	98	120	118	122	105	282	845
Aircraft and engine purchase commitments (d)	1,916	1,923	988	1,379	1,447	6,025	13,678
Operating lease commitments (e)	1,348	1,913	1,852	1,680	1,503	5,310	13,606
Regional capacity purchase agreements (f)	835	918	751	611	486	1,040	4,641
Minimum pension obligations (g)	437	625	671	939	909	1,263	4,844
Retiree medical and other postretirement benefits	17	17	17	17	23	280	371
Other purchase obligations (h)	1,430	1,109	1,067	334	9	84	4,033
Total American Contractual Obligations	$8,457	$9,348	$9,647	$7,065	$8,926	$25,503	$68,946

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	$750	$505	$2	$2	$2	$18	$1,279
Interest obligations (b)	55	14	2	2	1	4	78
Minimum pension obligations (g)	6	4	5	5	5	13	38
Operating lease commitments	13	15	13	12	5	10	68
Total AAG Contractual Obligations	$9,281	$9,886	$9,669	$7,086	$8,939	$25,548	$70,409

(a)
Amounts represent contractual amounts due. Excludes $215 million and $3 million of unamortized debt discount, premium and issuance costs as of March 31, 2019 for American and AAG Parent, respectively. For additional information, see Note 6 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B.

(b)	For variable-rate debt, future interest obligations are estimated using the current forward rates at March 31, 2019.

(c)
Includes $11.1 billion of future principal payments and $2.3 billion of future interest payments, respectively, as of March 31, 2019, related to EETCs associated with mortgage financings for the purchase of certain aircraft.

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

(e)	Includes $275 million of future minimum lease payments related to EETC leveraged lease financings of certain aircraft as of March 31, 2019.

(f)
Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially. Rental payments under operating leases for certain aircraft flown under these capacity purchase agreements are reflected in the operating lease commitments line above.

(g)
Includes minimum pension contributions based on actuarially determined estimates and is based on estimated payments through 2028. The total expected pension contribution of $443 million for the remainder of 2019 assumes a supplemental contribution of $21 million in addition to the $422 million minimum required contribution.

(h)	Includes purchase commitments for jet fuel, construction projects and information technology support.
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
Critical Accounting Policies and Estimates
In the first quarter of 2019, there were no changes to our critical accounting policies and estimates from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2018 Form 10-K.

Recent Accounting Pronouncements
ASU 2018-02: Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This ASU provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings due to the U.S. federal corporate income tax rate change as a result of H.R. 1, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act). The amount of the reclassification is the difference between the amount initially charged or credited directly to other comprehensive income at the previous U.S. federal corporate income tax rate that remains in accumulated other comprehensive income and the amount that would have been charged or credited directly to other comprehensive income using the newly enacted U.S. federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. In the first quarter of 2019, we adopted this standard retrospectively as of December 22, 2017, the date the 2017 Tax Act was enacted, which resulted in the recast of prior reporting periods. As a result of the adoption, we reclassified $622 million of stranded tax effects principally related to our pension plans from accumulated other comprehensive loss to retained earnings.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG and American’s Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2018 Form 10-K except as updated below.
Aircraft Fuel
As of March 31, 2019, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Based on our 2019 forecasted fuel consumption, we estimate that a one cent per gallon increase in aviation fuel price would increase our 2019 annual fuel expense by $46 million.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable rate debt instruments and our interest income from short-term, interest bearing investments. If annual interest rates increase 100 basis points, based on our March 31, 2019 variable-rate debt and short term investments balances, annual interest expense on variable rate debt would increase by approximately $101 million and annual interest income on short-term investments would increase by approximately $43 million.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of March 31, 2019 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On December 9, 2013, AAG acquired US Airways Group, Inc. (US Airways Group) and its subsidiaries. We are still in the process of integrating certain processes, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. For the quarter ended March 31, 2019, there have been no changes in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Chapter 11 Cases. On November 29, 2011, AMR Corporation (AMR), American, and certain of AMR’s other direct and indirect domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan). On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan and completed the acquisition of US Airways Group by AMR (the Merger).
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for purposes of calculating earnings per common share. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. On February 12, 2019, in accordance with the approval granted by the Bankruptcy Court on December 6, 2018, an aggregate of approximately 17.3 million shares of AAG common stock were distributed from the Disputed Claims Reserve to former AMR shareholders and convertible noteholders. After giving effect to this distribution, the Disputed Claims Reserve holds approximately 7 million shares of AAG common stock.
Private Party Antitrust Action Related to Passenger Capacity. We, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia (the DC Court). On June 15, 2018, we reached a preliminary settlement agreement with the plaintiffs in the amount of $45 million that, once approved, will resolve all class claims in the U.S. lawsuits. That settlement received preliminary approval from the DC Court on June 18, 2018.
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York. The complaint named as defendants US Airways Group, US Airways, Inc. (US Airways), AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019. The parties submitted proposed findings of fact and conclusions of law on April 15, 2019 and closing arguments are scheduled to be heard on April 26, 2019. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of March 31, 2019, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”

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
Low-cost carriers (including so-called ultra-low-cost carriers) have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently and are price sensitive and tend not to be loyal to any one particular carrier. While historically these carriers have provided competition in domestic markets, we have recently experienced new competition from low-cost carriers on international routes. A number of these low-cost carriers have announced growth strategies including commitments to acquire significant numbers of new aircraft for delivery in the next few years. These low-cost carriers are attempting to continue to increase their market share through growth and, potentially, consolidation, and are expected to continue to have an impact on our revenues and overall performance. We and several other large network carriers have implemented “Basic Economy” fares designed to more effectively compete against low-cost carriers, but we cannot predict whether these initiatives will be successful or the competitive reaction of the low-cost carriers. Competition is also increasing from low-cost airlines executing international long-haul expansion strategies, including, for example, Icelandair and Norwegian Air Shuttle. The actions of existing or future low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
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
In providing international air transportation, we compete to provide scheduled passenger and cargo service between the U.S. and various overseas locations with U.S. airlines, foreign investor-owned airlines and foreign state-owned or state-affiliated airlines. Competition is increasing from foreign state-owned and state-affiliated airlines in the Gulf region, including Emirates, Etihad Airways and Qatar Airways. These carriers have large numbers of international widebody aircraft in service and on order and are increasing service to the U.S. from locations both in and outside the Middle East. Service to and from locations outside of the Middle East is provided by some of these carriers under so-called “fifth freedom” rights permitted under international treaties which allow service to and from stopover points between an airline’s home country and the ultimate destination. Such flights, such as a stopover in Europe on flights to the United States, allow the carrier to sell tickets for travel between the stopover point and the United States in competition with service provided by us. Additionally, these carriers have made significant investments in a number of airlines located outside of the Middle East, such as Air Italy, providing these affiliated airlines with capital and aircraft to permit increases in service that compete with us. We believe these state-owned and state-affiliated carriers in the Gulf region, including their affiliated carriers, benefit from significant government subsidies, which have allowed them to grow quickly, reinvest in their product and expand their global presence. Competition is also increasing from low-cost airlines executing international long-haul expansion strategies, including, for example, Icelandair and Norwegian Air Shuttle.
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
American has established a transatlantic joint business agreement (JBA) with British Airways, Iberia and Finnair, and separately, a transpacific JBA with Japan Airlines, each of which has been granted antitrust immunity. In October 2017, American and its transatlantic partners executed an amended and restated JBA which, among other things, extends the term of the agreement. An application is pending with the U.S. Department of Transportation (DOT) to add Aer Lingus, which is now owned by the parent company of British Airways and Iberia, to the transatlantic JBA. This relationship benefits from a grant of antitrust immunity from the DOT and was reviewed by the European Commission (EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick (LGW) airports. The commitments accepted by the EC are binding for 10 years with the possibility of renewal by the EC. However, in light of Brexit and the related possibility that the EC would no longer have regulatory responsibility for the United Kingdom when the commitments expire in July 2020, the United Kingdom Competition and Markets Authority (CMA) in October 2018 opened an investigation into the transatlantic JBA. We are cooperating fully with the CMA. Also, we had previously signed a JBA with Qantas Airways and in 2015, applied for antitrust immunity with the DOT for the revised relationship, but we withdrew that application in November 2016 after it was tentatively denied by the DOT. In February 2018, we filed a new application for antitrust immunity with the DOT, which, if granted, would allow us to further expand our relationship with Qantas Airways. This JBA has been approved by the competition law regulators in Australia and New Zealand. In addition, in 2016, we signed JBAs with certain air carriers of the LATAM Airlines Group for travel to certain South American countries. In November 2018, the Court of Free Competition in Chile approved the JBA between American and LATAM Airlines Group with respect to both our passenger and cargo businesses. That decision has been appealed to the Chilean Supreme Court. In the United States, approval for the JBA with LATAM Airlines Group is pending. We originally applied for antitrust immunity with the DOT in 2016, and recently withdrew and refiled that application in April 2019. This JBA has been approved in all other jurisdictions. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those agreements. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented, or whether or not regulators will continue to approve or impose material conditions on our business activities.
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

Furthermore, in response to these threats there has been heightened legislative and regulatory focus on data privacy and cybersecurity in the U.S., the European Union (EU) and elsewhere, particularly with respect to critical infrastructure providers, including those in the transportation sector. As a result, we must comply with a growing and fast-evolving set of legal requirements in this area, including substantive cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. For example, in May 2018, the EU’s new General Data Protection Regulation, commonly referred to as GDPR, came into effect, which imposes a host of new data privacy and security requirements, imposing significant costs on us and carrying substantial penalties for non-compliance.
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
A significant cybersecurity incident could result in a range of potentially material negative consequences for us, including unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal identifying information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. The constantly changing nature of the threats means that we may not be able to prevent all data security breaches or misuse of data. Similarly, we depend on the ability of our key commercial partners, including our regional carriers, distribution partners and technology vendors, to conduct their businesses in a manner that complies with applicable security standards and assures their ability to perform on a timely basis. A security failure, breach or other significant cybersecurity incident affecting one of our partners could result in potentially material negative consequences for us.
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

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns, industry conditions and catastrophic external events, particularly relative to competitors with lower relative levels of financial leverage;

•	contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities; and

•	contain restrictive covenants that could, among other things:

•	limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends;

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
Our business plan contemplates continued significant investments related to modernizing our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of March 31, 2019, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2019-2023 would be approximately $8.4 billion. Accordingly, we will need substantial financing or other capital resources to finance such aircraft and engines. If we are unable to arrange financing for such aircraft and engines at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft and engines or may seek to negotiate deferrals for such aircraft and engines with the applicable aircraft and engine manufacturers. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

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
Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements (CBAs) generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB). For the dates that the CBAs with our major work groups become amendable under the RLA, see Part I, Item 1. Business – “Employees and Labor Relations” in our 2018 Form 10-K.
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
None of the unions representing our employees presently may lawfully engage in concerted slowdowns or refusals to work, such as strikes, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. Additionally, some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. If successful, there is a risk these judicial or arbitral avenues could result in material additional costs that we did not anticipate. See also Part I, Item 1. Business – “Employees and Labor Relations” in our 2018 Form 10-K.

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
We operate principally through hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate at or fly into one of these locations. A significant interruption or disruption in service at one of our hubs or other airports where we have a significant presence, such as LHR, resulting from air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, performance by third-party service providers (such as electric utility or telecommunications providers), failure of computer systems, disruptions at airport facilities or other key facilities used by us to manage our operations (such as occurred in the United Kingdom at LGW on December 20, 2018 and LHR on January 8, 2019 due to unauthorized drone activity), labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition. We have limited control, particularly in the short term, over the operation, quality or maintenance of many of the services on which our operations depend and over whether vendors of such services will improve or continue to provide services that are essential to our business.
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
In light of constraints on existing facilities, there is presently a significant amount of capital spending underway at major airports in the United States, including large projects underway at a number of airports where we have significant operations, such as Chicago O'Hare International Airport (ORD), Los Angeles International Airport (LAX), La Guardia Airport (LGA) and Ronald Reagan Washington National Airport (DCA). This spending is expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover their investments through increased rental, landing and other facility costs. In some circumstances, such costs could be imposed by the relevant airport authority without our approval. Accordingly, our operating costs are expected to increase significantly at many airports at which we operate, including a number of our hubs and gateways, as a result of capital spending projects currently underway and additional projects that we expect to commence over the next several years.
In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports served by us are regulated by governmental entities through the use of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the DOT and the FAA currently regulate the allocation of slots or slot exemptions at DCA and two New York City airports: John F. Kennedy International Airport (JFK) and LGA. Our operations at these airports generally require the allocation of slots or similar regulatory authority. In addition to slot restrictions, operations at LGA and DCA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,500 and 1,250 miles, respectively. Similarly, our operations at LHR, international airports in Beijing, Frankfurt, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Airline Trade Association (IATA) Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. We cannot provide any assurance that regulatory changes regarding the allocation of slots, the continued enforcement of a perimeter rule or similar regulatory authority will not have a material adverse impact on our operations.

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
For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary grounding of aircraft types altogether (including the March 2019 grounding of all Boeing 737 MAX aircraft, including the 24 aircraft in our fleet, which remains in place as of the date of this filing), or otherwise caused substantial disruption and resulted in material costs to us and lost revenues. The FAA also exercises comprehensive regulatory authority over nearly all technical aspects of our operations. Our failure to comply with such requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In the future, any new regulatory requirements, particularly requirements that limit our ability to operate or price our products, could have a material adverse effect on us and the industry.
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
The pending withdrawal of the United Kingdom from the EU, commonly referred to as Brexit, is currently scheduled to occur on November 1, 2019 but could take place before or after that date dependent on the outcome of ongoing negotiations between the United Kingdom's government and Members of the United Kingdom Parliament as well as with the EU. Brexit will mandate further modification in the current regulatory regime. We face risks associated with the United Kingdom’s exit from the EU, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. Absent an approved withdrawal agreement between the United Kingdom and the EU (resulting in the so-called “No Deal Brexit” scenario), our expectation is that air services (including those involving our joint business and code share partners) will continue substantially as we currently conduct them, at least for a transition period, in reliance on “basic connectivity” traffic rights adopted by the EU and the United Kingdom's agreement to grant reciprocal rights to EU airlines as well as a new air services agreement between the U.S. and United Kingdom concluded on November 29, 2018. However, the precise scope of traffic rights between the EU and the United Kingdom remains uncertain and therefore the continuation of our current services is not assured and could be subject to disruption. If Brexit is accomplished pursuant to a withdrawal agreement consistent with the agreement presently being discussed between the United Kingdom and the EU, but which has yet to be approved by the United Kingdom, our current air services would continue as we currently conduct them during a transition period running through the end of 2020, with a potential extension of up to two years. During that transition period, the United Kingdom and the EU would seek to implement a new air services agreement. We cannot predict the terms of any such successor air services agreement or whether changes in the relationship between the United Kingdom and the EU, including whether or not the United Kingdom withdraws from the EU with or without an agreement, could materially adversely affect our business, results of operations and financial condition. More generally, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations.
The airline industry is heavily taxed.
The airline industry is subject to extensive government fees and taxation that negatively impact our revenue and profitability. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a per-passenger facility charge on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as passenger security fees), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes and fees are not our operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers, including the passenger facility charge, and we may not be able to recover all of these charges from our customers. Increases in such taxes, fees and charges could negatively impact our business, results of operations and financial condition.
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
We have recently instituted, and intend to institute in the future, changes to our business model designed to increase revenues and offset costs. These measures include further segmentation of the classes of services we offer, such as Premium Economy service and Basic Economy service, enhancements to our AAdvantage loyalty program, charging separately for services that had previously been included within the price of a ticket, increasing other pre-existing fees, reconfiguration of our aircraft cabins, and efforts to optimize our network including by focusing growth on a limited number of large hubs. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure that these measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline or result in decreased demand. Also, our implementation of any new or increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.
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
The United Kingdom held a referendum in June 2016 regarding its membership in the EU in which a majority of the United Kingdom electorate voted in favor of the British government taking the necessary action for the United Kingdom to leave the EU, an event commonly referred to as Brexit. In March 2017, the United Kingdom served notice of its decision to withdraw from the EU, formally initiating the withdrawal process. Serving this notice began the two-year period for the United Kingdom to negotiate the terms for its withdrawal from the EU, which was originally scheduled to occur on March 29, 2019. The United Kingdom's exit from the EU is now scheduled to occur on November 1, 2019, but could take place before or after that date dependent on the outcome of ongoing negotiations between the United Kingdom's government and Members of the United Kingdom's Parliament as well as with the EU. We face risks associated with the uncertainty following the referendum and the consequences that may flow from the decision to exit the EU, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. Absent an approved withdrawal agreement between the United Kingdom and the EU (resulting in the so-called “No Deal Brexit” scenario), our expectation is that air services (including those involving our joint business and code share partners) will continue substantially as we currently conduct them, at least for a transition period, in reliance on “basic connectivity” traffic rights adopted by the EU and the United Kingdom's agreement to grant reciprocal rights to EU airlines as well as the new air services agreements between the U.S. and United Kingdom concluded on November 29, 2018. However, the precise scope of traffic rights between the EU and the United Kingdom remains uncertain and therefore the continuation is not assured and could be subject to disruption. If Brexit is accomplished pursuant to a withdrawal agreement consistent with the agreement presently being discussed between the United Kingdom and the EU, but which has yet to be approved by the United Kingdom, our current air services would continue as we currently conduct them during a transition period running through the end of 2020, with a potential extension of up to two years. During that transition period, the United Kingdom and the EU would seek to implement a new air services agreement. We cannot predict the terms of any such successor air services agreement or whether changes in the relationship between the United Kingdom and the EU, including whether or not the United Kingdom withdraws from the EU with or without an agreement, could materially adversely affect our business, results of operations and financial condition.
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
There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions. Efforts by the EU in 2009 to regulate flights arriving from or departing for airports outside of the EU have been postponed as members of the International Civil Aviation Organization (ICAO) implement a global agreement on GHG emissions from the aviation sector. In 2016, ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a global, market-based emissions offset program intended to achieve carbon-neutral growth beyond 2020. CORSIA was supported by the board of Airlines for America (the principal U.S. airline trade association) and IATA (the principal international airline trade association), along with American and many other U.S. and foreign airlines. On June 27, 2018, ICAO adopted standards pertaining to the collection and sharing of information on international aviation emissions beginning in 2019. In furtherance of these standards, on March 6, 2019, the FAA issued a notice of a CORSIA program permitting U.S. carriers to submit emissions data on a voluntary basis. The emissions monitoring plans American and its wholly-owned regional carriers submitted to the FAA have been approved by the FAA and the airlines have begun monitoring their GHG emissions. After data collection, CORSIA is expected to be implemented in phases, with a pilot phase beginning in 2021, the first phase beginning in 2024, and the mandatory second phase beginning in 2027. Certain details still need to be developed, but in early 2019, ICAO reached agreement on general criteria governing the eligibility of emissions units that may be used to comply with CORSIA. At this time, the impact of CORSIA cannot be fully predicted. CORSIA will increase operating costs for American and most other airlines, including other U.S. airlines that operate internationally, but the implementation of a global program, as compared to regional emission reduction schemes, should ensure that these costs will be more evenly applied to American and its competitors since there will be a common global regulatory regime. While we do not anticipate any significant expenditures in 2019, compliance with CORSIA or similar emissions-related requirements could significantly increase our operating costs beginning in 2021 and beyond when CORSIA’s pilot phase begins. Additionally, in 2017, ICAO adopted new aircraft certification standards to reduce carbon dioxide emissions from aircraft, which will apply to new aircraft type designs in 2020, and to aircraft type designs already in production as of 2023.

Separately, the EU has established the Emissions Trading System (ETS) to regulate GHG emissions in the EU. The EU adopted a directive in 2008 under which each EU member state is required to extend the ETS to aviation operations. However, the EU ETS has never fully been imposed, in large part due to the effort to adopt CORSIA. The EU has extended its stay on the extra-territorial application of the EU ETS as applied to international flights to/from the EEA through year-end 2023, contingent on successful implementation of CORSIA. Thereafter, the EU will assess CORSIA implementation and decide the future status of the EU ETS as applied to international aviation to/from the EEA. The potential impact of CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets that American would need to acquire, the GHG efficiency of the American fleet, and the number of future American flights subject to such emissions-related requirements. These costs have not been completely defined and could fluctuate.
In 2019, the Environmental Protection Agency (EPA) could finalize a rule implementing aircraft engine GHG emission standards developed initially through ICAO. It is anticipated that the EPA rule will closely align with recent ICAO carbon dioxide emission standards. The new standards, which were supported by the airline industry and manufacturers, would apply to new type aircraft certified beginning in 2020, and would be phased in for newly manufactured existing aircraft type designs starting in 2023.
Additionally, several states have adopted or are considering initiatives to regulate GHG emissions, primarily through the planned development of GHG emissions inventories, regional GHG cap and trade programs or low carbon fuels programs. Depending on the scope of such regulation, certain of our facilities and operations, or the operations of our suppliers, may be subject to additional operating and other permit requirements, likely resulting in increased operating costs.
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
These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing, and we cannot yet determine what the final regulatory programs or their impact will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances/offsets or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.
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

We cannot assure that our security measures, change control procedures or disaster recovery plans will be adequate to prevent disruptions or delays in connection with systems integration or replacement. Disruptions in or changes to these systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
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
Our technologies and automated systems cannot be completely protected against events that are beyond our control, including natural disasters, power failures, terrorist attacks, cyber-attacks, data theft, equipment and software failures, computer viruses or telecommunications failures. Substantial or sustained system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We cannot assure that our security measures, change control procedures or disaster recovery plans are adequate to prevent disruptions or delays. Disruption in or changes to these technologies or systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
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
Since July 2014, as part of our capital deployment program, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of March 31, 2019, there was $1.1 billion of remaining authority to repurchase shares under our share repurchase programs. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
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
Our Certificate of Incorporation and Bylaws include provisions that limit voting and ownership and disposition of our equity interests, as described in Part II, Item 5. Market for American Airlines Group's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities - "Ownership Restrictions" in our 2018 10-K. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended March 31, 2019.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
January 2019	2,844,790		$36.30	2,844,790	$1,547
February 2019	13,869,574	(1)	$35.98	13,580,209	$1,058
March 2019	233,029		$34.86	233,029	$1,050

(1)
Separate from our share repurchase program, in February 2019, we repurchased 289,365 shares of AAG common stock for approximately $10 million from the Disputed Claims Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions to former AMR shareholders by the Disputed Claims Reserve.

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

Exhibit Number	Description

10.1	Supplemental Agreement No. 10, dated as of March 26, 2019, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company. *
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: April 26, 2019	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: April 26, 2019	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)