Form 10-Q
period 2019-06-30
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2019-07-25
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                     to
Commission file number 1-8400

American Airlines Group Inc.
(Exact name of registrant as specified in its charter)

Delaware				75-1825172
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
4333 Amon Carter Blvd.,	Fort Worth,	Texas	76155	(817)	963-1234
(Address of principal executive offices, including zip code)				(Registrant’s telephone number, including area code)
Commission file number 1-2691

American Airlines, Inc.
(Exact name of registrant as specified in its charter)

Delaware				13-1502798
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
4333 Amon Carter Blvd.,	Fort Worth,	Texas	76155	(817)	963-1234
(Address of principal executive offices, including zip code)				(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AAL	The Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of July 19, 2019, there were 445,270,728 shares of American Airlines Group Inc. common stock outstanding.
As of July 19, 2019, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2019

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues:
Passenger	$11,011	$10,674	$20,669	$20,154
Cargo	221	261	439	488
Other	728	708	1,436	1,402
Total operating revenues	11,960	11,643	22,544	22,044
Operating expenses:
Aircraft fuel and related taxes	1,995	2,103	3,722	3,866
Salaries, wages and benefits	3,200	3,095	6,290	6,111
Regional expenses	1,886	1,793	3,648	3,490
Maintenance, materials and repairs	575	505	1,136	973
Other rent and landing fees	535	495	1,039	962
Aircraft rent	334	311	661	621
Selling expenses	401	385	771	742
Depreciation and amortization	489	457	969	898
Special items, net	121	182	259	407
Other	1,271	1,313	2,521	2,574
Total operating expenses	10,807	10,639	21,016	20,644
Operating income	1,153	1,004	1,528	1,400
Nonoperating income (expense):
Interest income	35	30	68	55
Interest expense, net	(275)	(263)	(546)	(525)
Other income (expense), net	(31)	(15)	78	64
Total nonoperating expense, net	(271)	(248)	(400)	(406)
Income before income taxes	882	756	1,128	994
Income tax provision	220	200	281	278
Net income	$662	$556	$847	$716

Earnings per common share:
Basic	$1.49	$1.20	$1.89	$1.53
Diluted	$1.49	$1.20	$1.88	$1.52
Weighted average shares outstanding (in thousands):
Basic	445,008	463,533	448,479	467,915
Diluted	445,587	464,618	449,508	469,608
Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$662	$556	$847	$716
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(18)	(17)	(34)	(33)
Investments	—	2	3	—
Total other comprehensive loss, net of tax	(18)	(15)	(31)	(33)
Total comprehensive income	$644	$541	$816	$683
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$319	$275
Short-term investments	5,088	4,485
Restricted cash and short-term investments	157	154
Accounts receivable, net	1,943	1,706
Aircraft fuel, spare parts and supplies, net	1,708	1,522
Prepaid expenses and other	635	495
Total current assets	9,850	8,637
Operating property and equipment
Flight equipment	42,437	41,499
Ground property and equipment	9,007	8,764
Equipment purchase deposits	1,372	1,278
Total property and equipment, at cost	52,816	51,541
Less accumulated depreciation and amortization	(18,114)	(17,443)
Total property and equipment, net	34,702	34,098
Operating lease right-of-use assets	9,102	9,151
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $683 and $663, respectively	2,105	2,137
Deferred tax asset	792	1,145
Other assets	1,325	1,321
Total other assets	8,313	8,694
Total assets	$61,967	$60,580
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$3,500	$3,294
Accounts payable	2,118	1,773
Accrued salaries and wages	1,304	1,427
Air traffic liability	5,956	4,339
Loyalty program liability	3,310	3,267
Operating lease liabilities	1,639	1,654
Other accrued liabilities	2,296	2,342
Total current liabilities	20,123	18,096
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	21,791	21,179
Pension and postretirement benefits	5,641	6,907
Loyalty program liability	5,249	5,272
Operating lease liabilities	7,818	7,902
Other liabilities	1,367	1,393
Total noncurrent liabilities	41,866	42,653
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 445,262,351 shares issued and outstanding at June 30, 2019; 460,610,870 shares issued and outstanding at December 31, 2018	5	5
Additional paid-in capital	4,386	4,964
Accumulated other comprehensive loss	(5,927)	(5,896)
Retained earnings	1,514	758
Total stockholders’ deficit	(22)	(169)
Total liabilities and stockholders’ equity (deficit)	$61,967	$60,580
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$2,387	$2,894
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,323)	(1,731)
Proceeds from sale of property and equipment and sale-leaseback transactions	537	258
Purchases of short-term investments	(2,201)	(1,184)
Sales of short-term investments	1,611	1,579
Decrease (increase) in restricted short-term investments	(2)	43
Other investing activities	(35)	—
Net cash used in investing activities	(2,413)	(1,035)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,589	892
Payments on long-term debt and finance leases	(1,781)	(1,884)
Deferred financing costs	(22)	(28)
Treasury stock repurchases	(625)	(837)
Dividend payments	(90)	(94)
Other financing activities	(1)	(1)
Net cash provided by (used in) financing activities	70	(1,952)
Net increase (decrease) in cash and restricted cash	44	(93)
Cash and restricted cash at beginning of period	286	398
Cash and restricted cash at end of period (1)	$330	$305

Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$708	$315
Finance leases	4	—
Settlement of bankruptcy obligations	7	—
Supplemental information:
Interest paid, net	559	542
Income taxes paid	4	13

(1) The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$319	$293
Restricted cash included in restricted cash and short-term investments	11	12
Total cash and restricted cash	$330	$305

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2018	$5	$4,964	$(5,896)	$758	$(169)
Net income	—	—	—	185	185
Other comprehensive loss, net	—	—	(13)	—	(13)
Purchase and retirement of 16,947,393 shares of AAG common stock	—	(610)	—	—	(610)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(46)	(46)
Issuance of 552,752 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(8)	—	—	(8)
Share-based compensation expense	—	25	—	—	25
Balance at March 31, 2019	5	4,371	(5,909)	897	(636)
Net income	—	—	—	662	662
Other comprehensive loss, net	—	—	(18)	—	(18)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(45)	(45)
Issuance of 1,046,122 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(17)	—	—	(17)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	7	—	—	7
Share-based compensation expense	—	25	—	—	25
Balance at June 30, 2019	$5	$4,386	$(5,927)	$1,514	$(22)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2017	$5	$5,714	$(5,776)	$(723)	$(780)
Net income	—	—	—	159	159
Other comprehensive loss, net	—	—	(18)	—	(18)
Purchase and retirement of 8,431,150 shares of AAG common stock	—	(449)	—	—	(449)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(48)	(48)
Issuance of 313,744 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(10)	—	—	(10)
Share-based compensation expense	—	24	—	—	24
Impact of adoption of Accounting Standards Update (ASU) 2016-01 related to financial instruments	—	—	—	60	60
Impact of adoption of ASU 2016-02 related to leases	—	—	—	197	197
Balance at March 31, 2018	5	5,279	(5,794)	(355)	(865)
Net income	—	—	—	556	556
Other comprehensive loss, net	—	—	(15)	—	(15)
Purchase and retirement of 8,175,007 shares of AAG common stock	—	(350)	—	—	(350)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(47)	(47)
Issuance of 1,286,622 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(26)	—	—	(26)
Share-based compensation expense	—	20	—	—	20
Balance at June 30, 2018	$5	$4,923	$(5,809)	$154	$(727)
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
In the fourth quarter of 2018, we adopted ASU 2016-02: Leases (Topic 842) (the New Lease Standard) as of January 1, 2018. The New Lease Standard did not require the recast of prior periods; however, since we elected to early adopt the New Lease Standard in the fourth quarter of 2018, the three and six months ended June 30, 2018 have been recast to reflect the effects of adoption. As a result of the adoption of the New Lease Standard, our three and six months ended June 30, 2018 net income decreased by $10 million and $37 million, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fleet restructuring expenses (1)	$77	$113	$160	$226
Merger integration expenses (2)	39	60	76	120
Mark-to-market adjustments on bankruptcy obligations, net (3)	5	(57)	5	(56)
Intangible asset impairment (4)	—	26	—	26
Litigation settlement (5)	—	5	—	45
Labor contract expenses	—	—	—	13
Other operating charges, net	—	35	18	33
Mainline operating special items, net	121	182	259	407

Mark-to-market adjustments on equity investments, net (6)	52	66	(25)	66
Debt refinancing and extinguishment charges	8	14	8	14
Other nonoperating charges, net	9	—	16	—
Nonoperating special items, net	69	80	(1)	80

Income tax special items, net (7)	—	18	—	40

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.

(3)	Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

(4)	Intangible asset impairment includes a non-cash charge to write-off our Brazil route authority as a result of the U.S.-Brazil open skies agreement.

(5)	Settlement of a private party antitrust lawsuit. See Note 12 - “Private Party Antitrust Action Related to Passenger Capacity” for further discussion.

(6)
Mark-to-market adjustments on equity investments relate to net unrealized gains and losses primarily associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines).

(7)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

3. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic EPS:
Net income	$662	$556	$847	$716
Weighted average common shares outstanding (in thousands)	445,008	463,533	448,479	467,915
Basic EPS	$1.49	$1.20	$1.89	$1.53

Diluted EPS:
Net income for purposes of computing diluted EPS	$662	$556	$847	$716
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	445,008	463,533	448,479	467,915
Dilutive effect of stock awards	579	1,085	1,029	1,693
Diluted weighted average common shares outstanding	445,587	464,618	449,508	469,608
Diluted EPS	$1.49	$1.20	$1.88	$1.52

Restricted stock unit awards excluded from the calculation of diluted EPS because inclusion would be antidilutive (in thousands)	3,087	1,690	2,677	845

4. Share Repurchase Programs and Dividends
In April 2018, we announced that our Board of Directors authorized a $2.0 billion share repurchase program that will expire on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of June 30, 2019, there was $1.1 billion of remaining authority to repurchase shares under our current $2.0 billion share repurchase program. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases that may be made from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
During the six months ended June 30, 2019, we repurchased 16.7 million shares of AAG common stock (all of which we purchased during the first quarter of 2019) for $600 million at a weighted average cost per share of $36.02. Since the inception of our share repurchase programs in July 2014 through June 30, 2019, we repurchased 295.6 million shares of AAG common stock for $11.9 billion at a weighted average cost per share of $40.43.
In April 2019, our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of May 8, 2019 and paid on May 22, 2019, totaling $44 million. For the first six months of 2019, we paid total quarterly cash dividends of $90 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

5. Revenue Recognition
Revenue
The following are the significant categories comprising our reported operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Passenger revenue:
Passenger travel	$10,217	$9,877	$18,989	$18,507
Loyalty revenue - travel (1)	794	797	1,680	1,647
Total passenger revenue	11,011	10,674	20,669	20,154
Cargo	221	261	439	488
Other:
Loyalty revenue - marketing services	594	582	1,172	1,152
Other revenue	134	126	264	250
Total other revenue	728	708	1,436	1,402
Total operating revenues	$11,960	$11,643	$22,544	$22,044

(1)	Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions earned through travel and mileage credits sold to co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Domestic	$8,009	$7,685	$15,235	$14,648
Latin America	1,241	1,284	2,612	2,729
Atlantic	1,407	1,298	2,080	1,967
Pacific	354	407	742	810
Total passenger revenue	$11,011	$10,674	$20,669	$20,154

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

	June 30, 2019	December 31, 2018
	(In millions)
Loyalty program liability	$8,559	$8,539
Air traffic liability	5,956	4,339
Total	$14,515	$12,878

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2018	$8,539
Deferral of revenue	1,806
Recognition of revenue (1)	(1,786)
Balance at June 30, 2019 (2)	$8,559

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of June 30, 2019, our current loyalty program liability was $3.3 billion and represents our current estimate of revenue expected to be recognized in the next twelve months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within twelve months. For the six months ended June 30, 2019, $3.1 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

6. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2019	December 31, 2018
Secured
2013 Credit Facilities, variable interest rate of 4.06%, installments through 2025	$1,807	$1,825
2014 Credit Facilities, variable interest rate of 4.41%, installments through 2021	1,215	1,215
April 2016 Credit Facilities, variable interest rate of 4.40%, installments through 2023	970	980
December 2016 Credit Facilities, variable interest rate of 4.39%, installments through 2023	1,225	1,225
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 4.14%, maturing from 2019 to 2029	11,448	11,648
Equipment loans and other notes payable, fixed and variable interest rates ranging from 3.43% to 7.31%, averaging 4.06%, maturing from 2019 to 2031	5,392	5,060
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2019 to 2031	798	798
	22,855	22,751
Unsecured
5.50% senior notes, interest only payments until due in October 2019	750	750
4.625% senior notes, interest only payments until due in March 2020	500	500
5.000% senior notes, interest only payments until due in June 2022	750	—
	2,000	1,250
Total long-term debt	24,855	24,001
Less: Total unamortized debt discount, premium and issuance costs	216	222
Less: Current maturities	3,417	3,213
Long-term debt, net of current maturities	$21,222	$20,566

The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of June 30, 2019 (in millions):

2013 Revolving Facility	$1,000
2014 Revolving Facility	1,543
April 2016 Revolving Facility	300
Total	$2,843

The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
2019 Financing Activities
2019-1 Spare Engine Enhanced Equipment Trust Certificates
In June 2019, American created pass-through trusts which issued $650 million in aggregate face amount of 2019-1 Engine EETCs (the 2019-1 Engine EETCs), with maturities from June 2022 to June 2026. All of the proceeds received by such pass-through trusts from the sale of the 2019-1 Engine EETCs have been used to acquire equipment notes issued by American to the pass-through trusts. The pass-through trust certificates represent the right to payment under the equipment notes that are full-recourse obligations of American and such equipment notes are secured by spare aircraft engines currently owned and operated by American.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Equipment Notes Issued in 2019
In the first six months of 2019, American entered into agreements under which it borrowed $1.1 billion in connection with the financing or refinancing, as the case may be, of certain aircraft, of which $464 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2024 through 2031 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 3.86% at June 30, 2019.
5.000% Senior Notes
In May 2019, AAG issued $750 million aggregate principal amount of 5.000% senior notes due 2022 (the 5.000% senior notes). These notes bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2019. The 5.000% senior notes are senior unsecured obligations of AAG. The 5.000% senior notes mature on June 1, 2022 and are fully and unconditionally guaranteed by American. The indenture for the 5.000% senior notes contains covenants and events of default generally customary for similar financings. In addition, if AAG experiences a specified change of control, AAG must offer to repurchase the 5.000% senior notes in whole or in part at a repurchase price of 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to (but not including) the repurchase date. Upon the occurrence of certain events of default, the 5.000% senior notes may be accelerated and become due and payable immediately.
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
During the three and six months ended June 30, 2019, we recorded an income tax provision of $220 million and $281 million, respectively, which was substantially non-cash as we utilized our NOLs as described above.
8. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2019.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2019
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$23	$23	$—	$—
Corporate obligations	1,737	—	1,737	—
Bank notes/certificates of deposit/time deposits	3,103	—	3,103	—
Repurchase agreements	225	—	225	—
	5,088	23	5,065	—
Restricted cash and short-term investments (1)	157	12	145	—
Long-term investments (3)	214	214	—	—
Total	$5,459	$249	$5,210	$—

(1)	Unrealized gains or losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

(2)
All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $1.2 billion of bank notes/certificates of deposit/time deposits and $197 million of corporate obligations.

(3)	Long-term investments primarily include our equity investment in China Southern Airlines and are classified in other assets on the condensed consolidated balance sheets.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$24,639	$25,205	$23,779	$23,775

9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2019	2018	2019	2018
Service cost	$1	$1	$1	$1
Interest cost	176	169	8	9
Expected return on assets	(204)	(226)	(4)	(6)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(59)
Unrecognized net loss (gain)	38	36	(8)	(5)
Net periodic benefit cost (income)	$18	$(13)	$(62)	$(60)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2019	2018	2019	2018
Service cost	$1	$1	$2	$2
Interest cost	352	338	17	17
Expected return on assets	(406)	(452)	(8)	(11)
Amortization of:
Prior service cost (benefit)	14	14	(118)	(119)
Unrecognized net loss (gain)	76	72	(16)	(10)
Net periodic benefit cost (income)	$37	$(27)	$(123)	$(121)

Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The components of net periodic benefit cost (income) other than the service cost component are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first six months of 2019, we made contributions of $1.2 billion to our defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2018	$(4,673)	$(5)	$(1,218)		$(5,896)
Other comprehensive income (loss) before reclassifications	—	4	(1)		3
Amounts reclassified from AOCI	(44)	—	10	(2)	(34)
Net current-period other comprehensive income (loss)	(44)	4	9		(31)
Balance at June 30, 2019	$(4,717)	$(1)	$(1,209)		$(5,927)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(41)	$(40)	$(81)	$(80)	Nonoperating other income (expense), net
Actuarial loss	23	23	47	47	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$(18)	$(17)	$(34)	$(33)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

11. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Aircraft fuel and related taxes	$487	$465	$909	$863
Salaries, wages and benefits	439	389	848	772
Capacity purchases from third-party regional carriers (1)	352	364	692	717
Maintenance, materials and repairs	101	89	195	168
Other rent and landing fees	162	153	329	300
Aircraft rent	8	8	15	17
Selling expenses	106	96	197	181
Depreciation and amortization	83	82	162	165
Other	148	147	301	307
Total regional expenses	$1,886	$1,793	$3,648	$3,490

(1)
During the three months ended June 30, 2019 and 2018, we recognized $149 million and $144 million, respectively, of expense under our capacity purchase agreement with Republic Airline Inc. (Republic). During the six months ended June 30, 2019 and 2018, we recognized $292 million and $282 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Private Party Antitrust Action Related to Passenger Capacity. We, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia (the DC Court). On June 15, 2018, we reached a preliminary settlement agreement with the plaintiffs in the amount of $45 million that, once approved, will resolve all class claims in the U.S. lawsuits. That settlement was approved by the DC Court on May 13, 2019. Three parties who objected to the settlement have appealed that decision to the United States Court of Appeals for the District of Columbia. We believe these appeals are without merit and intend to vigorously defend against them.
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the Bankruptcy Court. The complaint named as defendants US Airways Group, Inc., US Airways, Inc., AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019. The parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019, and we are awaiting the Bankruptcy Court's decision. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
13. Subsequent Events
Dividend Declaration
In July 2019, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of August 7, 2019, and payable on August 21, 2019. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued at any time at our discretion and without prior notice.

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues:
Passenger	$11,011	$10,674	$20,669	$20,154
Cargo	221	261	439	488
Other	726	705	1,431	1,396
Total operating revenues	11,958	11,640	22,539	22,038
Operating expenses:
Aircraft fuel and related taxes	1,995	2,103	3,722	3,866
Salaries, wages and benefits	3,198	3,091	6,286	6,105
Regional expenses	1,911	1,784	3,702	3,465
Maintenance, materials and repairs	575	505	1,136	973
Other rent and landing fees	535	495	1,039	962
Aircraft rent	334	311	661	621
Selling expenses	401	385	771	742
Depreciation and amortization	489	457	969	898
Special items, net	121	182	259	407
Other	1,272	1,313	2,522	2,574
Total operating expenses	10,831	10,626	21,067	20,613
Operating income	1,127	1,014	1,472	1,425
Nonoperating income (expense):
Interest income	132	82	258	155
Interest expense, net	(277)	(254)	(554)	(505)
Other income (expense), net	(31)	(15)	79	65
Total nonoperating expense, net	(176)	(187)	(217)	(285)
Income before income taxes	951	827	1,255	1,140
Income tax provision	237	218	311	322
Net income	$714	$609	$944	$818
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$714	$609	$944	$818
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(18)	(17)	(34)	(33)
Investments	—	2	3	—
Total other comprehensive loss, net of tax	(18)	(15)	(31)	(33)
Total comprehensive income	$696	$594	$913	$785
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$311	$265
Short-term investments	5,075	4,482
Restricted cash and short-term investments	157	154
Accounts receivable, net	1,965	1,755
Receivables from related parties, net	10,889	10,666
Aircraft fuel, spare parts and supplies, net	1,623	1,442
Prepaid expenses and other	632	493
Total current assets	20,652	19,257
Operating property and equipment
Flight equipment	42,090	41,180
Ground property and equipment	8,675	8,466
Equipment purchase deposits	1,372	1,277
Total property and equipment, at cost	52,137	50,923
Less accumulated depreciation and amortization	(17,776)	(17,123)
Total property and equipment, net	34,361	33,800
Operating lease right-of-use assets	9,052	9,094
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $683 and $663, respectively	2,105	2,137
Deferred tax asset	868	1,280
Other assets	1,222	1,219
Total other assets	8,286	8,727
Total assets	$72,351	$70,878
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$2,249	$2,547
Accounts payable	2,052	1,707
Accrued salaries and wages	1,239	1,363
Air traffic liability	5,956	4,339
Loyalty program liability	3,310	3,267
Operating lease liabilities	1,625	1,639
Other accrued liabilities	2,212	2,259
Total current liabilities	18,643	17,121
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	21,024	20,650
Pension and postretirement benefits	5,597	6,863
Loyalty program liability	5,249	5,272
Operating lease liabilities	7,779	7,857
Other liabilities	1,319	1,345
Total noncurrent liabilities	40,968	41,987
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,859	16,802
Accumulated other comprehensive loss	(6,023)	(5,992)
Retained earnings	1,904	960
Total stockholder’s equity	12,740	11,770
Total liabilities and stockholder’s equity	$72,351	$70,878
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$2,335	$1,426
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,255)	(1,703)
Proceeds from sale of property and equipment and sale-leaseback transactions	537	255
Purchases of short-term investments	(2,190)	(1,176)
Sales of short-term investments	1,611	1,579
Decrease (increase) in restricted short-term investments	(2)	43
Other investing activities	(35)	—
Net cash used in investing activities	(2,334)	(1,002)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,839	892
Payments on long-term debt and finance leases	(1,781)	(1,384)
Deferred financing costs	(13)	(28)
Net cash provided by (used in) financing activities	45	(520)
Net increase (decrease) in cash and restricted cash	46	(96)
Cash and restricted cash at beginning of period	276	390
Cash and restricted cash at end of period (1)	$322	$294

Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$708	$293
Finance leases	4	—
Settlement of bankruptcy obligations	7	—
Supplemental information:
Interest paid, net	526	493
Income taxes paid	4	12

(1) The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$311	$282
Restricted cash included in restricted cash and short-term investments	11	12
Total cash and restricted cash	$322	$294

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2018	$—	$16,802	$(5,992)	$960	$11,770
Net income	—	—	—	230	230
Other comprehensive loss, net	—	—	(13)	—	(13)
Share-based compensation expense	—	25	—	—	25
Balance at March 31, 2019	—	16,827	(6,005)	1,190	12,012
Net income	—	—	—	714	714
Other comprehensive loss, net	—	—	(18)	—	(18)
Share-based compensation expense	—	25	—	—	25
Intercompany equity transfer	—	7	—	—	7
Balance at June 30, 2019	$—	$16,859	$(6,023)	$1,904	$12,740

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2017	$—	$16,716	$(5,873)	$(955)	$9,888
Net income	—	—	—	209	209
Other comprehensive loss, net	—	—	(18)	—	(18)
Share-based compensation expense	—	24	—	—	24
Impact of adoption of Accounting Standards Update (ASU) 2016-01 related to financial instruments	—	—	—	60	60
Impact of adoption of ASU 2016-02 related to leases	—	—	—	197	197
Balance at March 31, 2018	—	16,740	(5,891)	(489)	10,360
Net income	—	—	—	609	609
Other comprehensive loss, net	—	—	(15)	—	(15)
Share-based compensation expense	—	20	—	—	20
Balance at June 30, 2018	$—	$16,760	$(5,906)	$120	$10,974
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
In the fourth quarter of 2018, American adopted ASU 2016-02: Leases (Topic 842) (the New Lease Standard) as of January 1, 2018. The New Lease Standard did not require the recast of prior periods; however, since American elected to early adopt the New Lease Standard in the fourth quarter of 2018, the three and six months ended June 30, 2018 have been recast to reflect the effects of adoption. As a result of the adoption of the New Lease Standard, American's three and six months ended June 30, 2018 net income decreased by $10 million and $37 million, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fleet restructuring expenses (1)	$77	$113	$160	$226
Merger integration expenses (2)	39	60	76	120
Mark-to-market adjustments on bankruptcy obligations, net (3)	5	(57)	5	(56)
Intangible asset impairment (4)	—	26	—	26
Litigation settlement (5)	—	5	—	45
Labor contract expenses	—	—	—	13
Other operating charges, net	—	35	18	33
Mainline operating special items, net	121	182	259	407

Mark-to-market adjustments on equity investments, net (6)	52	66	(25)	66
Debt refinancing and extinguishment charges	8	14	8	14
Other nonoperating charges, net	9	—	16	—
Nonoperating special items, net	69	80	(1)	80

Income tax special items, net (7)	—	18	—	48

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with integration projects, principally American's technical operations, flight attendant, human resources and payroll systems.

(3)	Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.

(4)	Intangible asset impairment includes a non-cash charge to write-off American's Brazil route authority as a result of the U.S.-Brazil open skies agreement.

(5)	Settlement of a private party antitrust lawsuit. See Note 11 - “Private Party Antitrust Action Related to Passenger Capacity” for further discussion.

(6)
Mark-to-market adjustments on equity investments relate to net unrealized gains and losses primarily associated with American's equity investment in China Southern Airlines Company Limited (China Southern Airlines).

(7)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American's reported operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Passenger revenue:
Passenger travel	$10,217	$9,877	$18,989	$18,507
Loyalty revenue - travel (1)	794	797	1,680	1,647
Total passenger revenue	11,011	10,674	20,669	20,154
Cargo	221	261	439	488
Other:
Loyalty revenue - marketing services	594	582	1,172	1,152
Other revenue	132	123	259	244
Total other revenue	726	705	1,431	1,396
Total operating revenues	$11,958	$11,640	$22,539	$22,038

(1)	Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions earned through travel and mileage credits sold to co-branded credit card and other partners.
The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Domestic	$8,009	$7,685	$15,235	$14,648
Latin America	1,241	1,284	2,612	2,729
Atlantic	1,407	1,298	2,080	1,967
Pacific	354	407	742	810
Total passenger revenue	$11,011	$10,674	$20,669	$20,154

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

	June 30, 2019	December 31, 2018
	(In millions)
Loyalty program liability	$8,559	$8,539
Air traffic liability	5,956	4,339
Total	$14,515	$12,878

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2018	$8,539
Deferral of revenue	1,806
Recognition of revenue (1)	(1,786)
Balance at June 30, 2019 (2)	$8,559

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of June 30, 2019, American's current loyalty program liability was $3.3 billion and represents American's current estimate of revenue expected to be recognized in the next twelve months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within twelve months. For the six months ended June 30, 2019, $3.1 billion of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2018.
4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2019	December 31, 2018
Secured
2013 Credit Facilities, variable interest rate of 4.06%, installments through 2025	$1,807	$1,825
2014 Credit Facilities, variable interest rate of 4.41%, installments through 2021	1,215	1,215
April 2016 Credit Facilities, variable interest rate of 4.40%, installments through 2023	970	980
December 2016 Credit Facilities, variable interest rate of 4.39%, installments through 2023	1,225	1,225
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 4.14%, maturing from 2019 to 2029	11,448	11,648
Equipment loans and other notes payable, fixed and variable interest rates ranging from 3.43% to 7.31%, averaging 4.06%, maturing from 2019 to 2031	5,392	5,060
Special facility revenue bonds, fixed interest rates of 5.00%, maturing from 2019 to 2031	769	769
Total long-term debt	22,826	22,722
Less: Total unamortized debt discount, premium and issuance costs	205	219
Less: Current maturities	2,166	2,466
Long-term debt, net of current maturities	$20,455	$20,037

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of June 30, 2019 (in millions):

2013 Revolving Facility	$1,000
2014 Revolving Facility	1,543
April 2016 Revolving Facility	300
Total	$2,843

The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
2019 Financing Activities
2019-1 Spare Engine Enhanced Equipment Trust Certificates
In June 2019, American created pass-through trusts which issued $650 million in aggregate face amount of 2019-1 Engine EETCs (the 2019-1 Engine EETCs), with maturities from June 2022 to June 2026. All of the proceeds received by such pass-through trusts from the sale of the 2019-1 Engine EETCs have been used to acquire equipment notes issued by American to the pass-through trusts. The pass-through trust certificates represent the right to payment under the equipment notes that are full-recourse obligations of American and such equipment notes are secured by spare aircraft engines currently owned and operated by American.
Equipment Notes Issued in 2019
In the first six months of 2019, American entered into agreements under which it borrowed $1.1 billion in connection with the financing or refinancing, as the case may be, of certain aircraft, of which $464 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2024 through 2031 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 3.86% at June 30, 2019.
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
During the three and six months ended June 30, 2019, American recorded an income tax provision of $237 million and $311 million, respectively, which was substantially non-cash as American utilized its NOLs as described above.
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2019
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$11	$11	$—	$—
Corporate obligations	1,737	—	1,737	—
Bank notes/certificates of deposit/time deposits	3,102	—	3,102	—
Repurchase agreements	225	—	225	—
	5,075	11	5,064	—
Restricted cash and short-term investments (1)	157	12	145	—
Long-term investments (3)	214	214	—	—
Total	$5,446	$237	$5,209	$—

(1)	Unrealized gains or losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $1.2 billion of bank notes/certificates of deposit/time deposits and $197 million of corporate obligations.

(3)	Long-term investments primarily include American's equity investment in China Southern Airlines and are classified in other assets on the condensed consolidated balance sheets.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$22,621	$23,147	$22,503	$22,497

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2019	2018	2019	2018
Service cost	$1	$1	$1	$1
Interest cost	175	168	8	9
Expected return on assets	(203)	(225)	(4)	(6)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(59)
Unrecognized net loss (gain)	38	36	(8)	(5)
Net periodic benefit cost (income)	$18	$(13)	$(62)	$(60)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2019	2018	2019	2018
Service cost	$1	$1	$2	$2
Interest cost	350	336	17	17
Expected return on assets	(405)	(450)	(8)	(11)
Amortization of:
Prior service cost (benefit)	14	14	(118)	(119)
Unrecognized net loss (gain)	76	72	(16)	(10)
Net periodic benefit cost (income)	$36	$(27)	$(123)	$(121)

Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The components of net periodic benefit cost (income) other than the service cost component are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first six months of 2019, American made contributions of $1.2 billion to its defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2018	$(4,658)	$(5)	$(1,329)		$(5,992)
Other comprehensive income (loss) before reclassifications	—	4	(1)		3
Amounts reclassified from AOCI	(44)	—	10	(2)	(34)
Net current-period other comprehensive income (loss)	(44)	4	9		(31)
Balance at June 30, 2019	$(4,702)	$(1)	$(1,320)		$(6,023)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(41)	$(40)	$(81)	$(80)	Nonoperating other income (expense), net
Actuarial loss	23	23	47	47	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$(18)	$(17)	$(34)	$(33)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

9. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Aircraft fuel and related taxes	$487	$465	$909	$863
Salaries, wages and benefits	85	87	165	169
Capacity purchases from third-party regional carriers (1)	907	825	1,765	1,622
Maintenance, materials and repairs	5	3	9	5
Other rent and landing fees	154	147	313	288
Aircraft rent	8	7	15	14
Selling expenses	105	96	197	181
Depreciation and amortization	71	67	138	135
Other	89	87	191	188
Total regional expenses	$1,911	$1,784	$3,702	$3,465

(1)
During the three months ended June 30, 2019 and 2018, American recognized $149 million and $144 million, respectively, of expense under its capacity purchase agreement with Republic Airline Inc. (Republic). During the six months ended June 30, 2019 and 2018, American recognized $292 million and $282 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	June 30, 2019	December 31, 2018
AAG (1)	$13,035	$12,808
AAG’s wholly-owned subsidiaries (2)	(2,146)	(2,142)
Total	$10,889	$10,666

(1)	The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s dividend and share repurchase programs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
Private Party Antitrust Action Related to Passenger Capacity. American, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia (the DC Court). On June 15, 2018, American reached a preliminary settlement agreement with the plaintiffs in the amount of $45 million that, once approved, will resolve all class claims in the U.S. lawsuits. That settlement was approved by the DC Court on May 13, 2019. Three parties who objected to the settlement have appealed that decision to the United States Court of Appeals for the District of Columbia. American believes these appeals are without merit and intends to vigorously defend against them.
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the Bankruptcy Court. The complaint named as defendants US Airways Group, Inc., US Airways, Inc., AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019. The parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019, and they are awaiting the Bankruptcy Court's decision. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.
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
Background
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, we offer customers nearly 6,800 daily flights to more than 365 destinations in more than 60 countries from our hubs and gateways in Charlotte, Chicago, Dallas/Fort Worth, London Heathrow, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the second quarter of 2019, approximately 55 million passengers boarded our flights.
Financial Overview
AAG’s Second Quarter 2019 Results
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

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger revenue	$11,011	$10,674	$337	3.2
Cargo revenue	221	261	(40)	(15.4)
Other operating revenue	728	708	20	2.9
Total operating revenues	11,960	11,643	317	2.7
Mainline and regional aircraft fuel and related taxes	2,482	2,568	(86)	(3.4)
Salaries, wages and benefits	3,200	3,095	105	3.4
Total operating expenses	10,807	10,639	168	1.6
Operating income	1,153	1,004	149	14.8
Pre-tax income	882	756	126	16.7
Income tax provision	220	200	20	10.5
Net income	662	556	106	18.9

Pre-tax income	$882	$756	$126	16.7
Adjusted for: Total pre-tax special items, net (1)	190	262	(72)	(27.6)
Pre-tax income excluding special items	$1,072	$1,018	$54	5.3

(1)
See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A of this report for details on the components of special items.

Pre-Tax Income and Net Income
Pre-tax income and net income were $882 million and $662 million, respectively, in the second quarter of 2019. This compares to second quarter 2018 pre-tax income and net income of $756 million and $556 million, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $1.1 billion and $1.0 billion in the second quarters of 2019 and 2018, respectively. The quarter-over-quarter increase in our pre-tax income on both a GAAP basis and excluding pre-tax net special items were principally driven by higher revenues and lower fuel costs, offset in part by increases in salaries, wages and benefits, maintenance expenses, and costs associated with increased regional capacity.
Fleet and Operation
On March 13, 2019, the Federal Aviation Administration (FAA) grounded all U.S.-registered Boeing 737 MAX aircraft. Our fleet currently includes 24 Boeing 737 MAX aircraft with an additional 76 aircraft on order (seven of which were due to have been delivered in the second quarter). As a result, we cancelled approximately 7,800 flights in the second quarter of 2019.
We estimate that the Boeing 737 MAX flight cancellations decreased our second quarter 2019 pre-tax income by approximately $175 million.
We have removed all Boeing 737 MAX flying from our flight schedule through November 2, 2019. In total, we currently estimate the Boeing 737 MAX cancellations, which are assumed to extend through November 2, 2019, will decrease our full-year 2019 pre-tax income by approximately $400 million.
In addition, in May, we initiated litigation against the Transport Workers Union of America, AFL-CIO, International Association of Machinists and Aerospace Workers, and Airline Mechanic and Related Employee Association TWU/IAM, claiming that the unions have been engaged in an illegal work slowdown in an effort to influence contract negotiations. This slowdown has significantly impacted our operation and caused a significant number of flight cancellations and delays in the second quarter of 2019. A temporary restraining order enjoining the slowdown and further interruption to our operations was granted by U.S. District Court for the Northern District of Texas on June 14, 2019. The court conducted a trial on our request for a permanent injunction against the continuation of these illegal activities and we are currently awaiting the result of this trial.
Revenue
In the second quarter of 2019, we reported total operating revenues of $12.0 billion, an increase of $317 million, or 2.7%, as compared to the second quarter of 2018. Passenger revenue was $11.0 billion in the second quarter of 2019, an increase of $337 million, or 3.2%, as compared to the second quarter of 2018. The increase in passenger revenue in the second quarter of 2019 was due to continued strength in passenger demand resulting in a 3.1% quarter-over-quarter increase in revenue passenger miles (RPMs) and a 3.2 point increase in passenger load factor.
Cargo revenue decreased $40 million, or 15.4%, primarily due to a 16.2% decrease in cargo ton miles reflecting declines in international freight volumes. Other revenue increased $20 million, or 2.9%, as compared to the second quarter of 2018, driven primarily by higher loyalty revenue.
Our total revenue per available seat mile (TRASM) was 16.54 cents in the second quarter of 2019, a 3.5% increase as compared to 15.97 cents in the second quarter of 2018. This marks our eleventh consecutive quarter of positive TRASM growth.
Fuel
Our mainline and regional fuel expense totaled $2.5 billion in the second quarter of 2019, which was $86 million, or 3.4%, lower compared to the second quarter of 2018. This decrease was primarily driven by a 4.4% decrease in the average price per gallon of fuel including related taxes to $2.14 in the second quarter of 2019 from $2.24 in the second quarter of 2018.
As of June 30, 2019, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.

Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.
Our 2019 second quarter total cost per available seat mile (CASM) was 14.94 cents, an increase of 2.4%, from 14.59 cents in the second quarter of 2018.
Our 2019 second quarter CASM excluding special items and fuel was 11.34 cents, an increase of 4.8%, as compared to the second quarter of 2018. The increase was primarily driven by lower than planned capacity in the second quarter of 2019.
For a reconciliation of total CASM excluding special items and fuel, see below “Reconciliation of GAAP to Non-GAAP Financial Measures.”
Liquidity
As of June 30, 2019, we had approximately $8.2 billion in total available liquidity, consisting of $5.4 billion in unrestricted cash and short-term investments and $2.8 billion in undrawn revolving credit facilities. We also had restricted cash and short-term investments of $157 million.
During the second quarter of 2019, we completed the following financing transactions:

•	Issued $750 million in aggregate principal amount of 5.000% senior notes due 2022 (the 5.000% senior notes);

•	Raised $650 million from a spare engine financing;

•	Raised $740 million from aircraft financings, of which $464 million was used to repay existing indebtedness; and

•	Raised $167 million from aircraft sale-leaseback transactions.
See Note 6 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on our debt obligations.
Additionally, in the second quarter of 2019, we returned $44 million to our stockholders through a quarterly dividend payment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Reconciliation of Pre-Tax Income Excluding Special Items:
Pre-tax income - GAAP	$882	$756	$1,128	$994
Pre-tax special items (1):
Operating special items, net	121	182	259	407
Nonoperating special items, net	69	80	(1)	80
Total pre-tax special items, net	190	262	258	487
Pre-tax income excluding special items	$1,072	$1,018	$1,386	$1,481

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on special items.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Total Operating Costs per Available Seat Mile (CASM) Excluding Special Items and Fuel:
(In millions)
Total operating expenses - GAAP	$10,807	$10,639	$21,016	$20,644
Special items:
Special items, net (1)	(121)	(182)	(259)	(407)
Fuel:
Aircraft fuel and related taxes - mainline	(1,995)	(2,103)	(3,722)	(3,866)
Aircraft fuel and related taxes - regional	(487)	(465)	(909)	(863)
Total operating expenses, excluding special items and fuel	$8,204	$7,889	$16,126	$15,508
(In millions)
Total Available Seat Miles (ASM)	72,322	72,893	138,996	138,717
(In cents)
Total operating CASM	14.94	14.59	15.12	14.88
Special items per ASM:
Special items, net (1)	(0.17)	(0.25)	(0.19)	(0.29)
Fuel per ASM:
Aircraft fuel and related taxes - mainline	(2.76)	(2.89)	(2.68)	(2.79)
Aircraft fuel and related taxes - regional	(0.67)	(0.64)	(0.65)	(0.62)
Total CASM, excluding special items and fuel	11.34	10.82	11.60	11.18

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2019	2018			2019	2018
Revenue passenger miles (millions) (a)	62,658	60,779	3.1%		117,460	113,725	3.3%
Available seat miles (millions) (b)	72,322	72,893	(0.8)%		138,996	138,717	0.2%
Passenger load factor (percent) (c)	86.6	83.4	3.2	pts	84.5	82.0	2.5	pts
Yield (cents) (d)	17.57	17.56	0.1%		17.60	17.72	(0.7)%
Passenger revenue per available seat mile (cents) (e)	15.22	14.64	4.0%		14.87	14.53	2.4%
Total revenue per available seat mile (cents) (f)	16.54	15.97	3.5%		16.22	15.89	2.1%
Aircraft at end of period	1,579	1,559	1.3%		1,579	1,559	1.3%
Fuel consumption (gallons in millions)	1,158	1,147	1.1%		2,211	2,177	1.6%
Average aircraft fuel price including related taxes (dollars per gallon)	2.14	2.24	(4.4)%		2.09	2.17	(3.6)%
Full-time equivalent employees at end of period	133,800	131,600	1.7%		133,800	131,600	1.7%
Operating cost per available seat mile (cents) (g)	14.94	14.59	2.4%		15.12	14.88	1.6%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenue divided by ASMs.

(f)	Total revenue per available seat mile (TRASM) – Total revenues divided by ASMs.

(g)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Pre-tax income and net income were $882 million and $662 million, respectively, in the second quarter of 2019. This compares to second quarter 2018 pre-tax income and net income of $756 million and $556 million, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $1.1 billion and $1.0 billion in the second quarters of 2019 and 2018, respectively.
The quarter-over-quarter increases in our pre-tax income on both a GAAP basis and excluding pre-tax net special items were principally driven by higher revenues and lower fuel costs, offset in part by increases in salaries, wages and benefits, maintenance expenses, and costs associated with increased regional capacity.

Operating Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger	$11,011	$10,674	$337	3.2
Cargo	221	261	(40)	(15.4)
Other	728	708	20	2.9
Total operating revenues	$11,960	$11,643	$317	2.7
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended June 30, 2018
	Three Months Ended June 30, 2019	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$11,011	3.1%	(0.8)%	3.2	pts	0.1%	4.0%
Passenger revenue increased $337 million, or 3.2%, in the second quarter of 2019 from the second quarter of 2018 primarily due to continued strength in passenger demand resulting in a 3.1% quarter-over-quarter increase in RPMs and a 3.2 point increase in passenger load factor.
Cargo revenue decreased $40 million, or 15.4%, in the second quarter of 2019 from the second quarter of 2018 primarily due to a 16.2% decrease in cargo ton miles reflecting declines in international freight volumes.
Other revenue increased $20 million, or 2.9%, in the second quarter of 2019 from the second quarter of 2018 primarily due to higher revenue associated with our loyalty program. For the three months ended June 30, 2019 and 2018, loyalty revenue included in other revenue was $594 million and $582 million, respectively.
Total operating revenues in the second quarter of 2019 increased $317 million, or 2.7%, from the second quarter of 2018 driven principally by a 3.2% increase in passenger revenue as described above. Our TRASM was 16.54 cents in the second quarter of 2019, a 3.5% increase as compared to 15.97 cents in the 2018 period.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,995	$2,103	$(108)	(5.1)
Salaries, wages and benefits	3,200	3,095	105	3.4
Maintenance, materials and repairs	575	505	70	13.9
Other rent and landing fees	535	495	40	8.2
Aircraft rent	334	311	23	7.7
Selling expenses	401	385	16	3.9
Depreciation and amortization	489	457	32	7.0
Special items, net	121	182	(61)	(33.6)
Other	1,271	1,313	(42)	(3.2)
Regional expenses:
Aircraft fuel and related taxes	487	465	22	4.7
Other	1,399	1,328	71	5.4
Total operating expenses	$10,807	$10,639	$168	1.6

Total operating expenses increased $168 million, or 1.6%, in the second quarter of 2019 from the second quarter of 2018. See detailed explanations below relating to changes in total CASM.
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
The major components of our total CASM and our total CASM excluding special items and fuel for the three months ended June 30, 2019 and 2018 are as follows (amounts may not recalculate due to rounding):

	Three Months Ended June 30,		Percent Increase (Decrease)
	2019	2018
	(In cents, except percentage changes)
Total CASM:
Aircraft fuel and related taxes	2.76	2.89	(4.4)
Salaries, wages and benefits	4.42	4.25	4.2
Maintenance, materials and repairs	0.80	0.69	14.8
Other rent and landing fees	0.74	0.68	9.1
Aircraft rent	0.46	0.43	8.5
Selling expenses	0.55	0.53	4.8
Depreciation and amortization	0.68	0.63	7.8
Special items, net	0.17	0.25	(33.1)
Other	1.76	1.80	(2.4)
Regional expenses:
Aircraft fuel and related taxes	0.67	0.64	5.5
Other	1.93	1.82	6.2
Total CASM	14.94	14.59	2.4
Special items, net	(0.17)	(0.25)	(33.1)
Aircraft fuel and related taxes:
Aircraft fuel and related taxes - mainline	(2.76)	(2.89)	(4.4)
Aircraft fuel and related taxes - regional	(0.67)	(0.64)	5.5
Total CASM, excluding special items and fuel	11.34	10.82	4.8
Significant changes in the components of total CASM are as follows:

•
Mainline aircraft fuel and related taxes per ASM decreased 4.4% primarily due to a 4.6% decrease in the average price per gallon of fuel including related taxes to $2.13 in the second quarter of 2019 from $2.23 in the second quarter of 2018.

•
Maintenance, materials and repairs per ASM increased 14.8% in the second quarter of 2019 as compared to the second quarter of 2018, primarily due to a contract change that resulted in certain flight equipment transitioning to a flight hour based contract (referred to as power by the hour) whereby expense is incurred and recognized based on actual hours flown. Previously, this flight equipment was covered by a time and materials based contract whereby expense is incurred and recognized as maintenance is performed. An increase in the volume of component part repairs also drove higher maintenance expenses in the second quarter of 2019.

•	Other rent and landing fees per ASM increased 9.1% primarily due to rate increases at certain hub airports in the second quarter of 2019 as compared to the second quarter of 2018.

•	Aircraft rent per ASM increased 8.5% primarily due to 21 leased mainline aircraft delivered subsequent to the second quarter of 2018.

•
Depreciation and amortization per ASM increased 7.8% due in part to airport facility improvements and the harmonization of interior configurations across the mainline fleet. Depreciation associated with our fleet renewal program also contributed to the increase.

•
Regional aircraft fuel and related taxes per ASM increased 5.5% primarily due to an 8.8% increase in gallons of fuel consumed, principally due to increased capacity. This increase was offset in part by a 3.7% decrease in the average price per gallon of fuel including related taxes to $2.21 in the second quarter of 2019 from $2.29 in the second quarter of 2018.

•	Regional other operating expenses per ASM increased 6.2% primarily driven by an 8.1% increase in regional capacity, principally from our wholly-owned regional carriers.
Operating Special Items, Net

	Three Months Ended June 30,
	2019	2018
	(In millions)
Fleet restructuring expenses (1)	$77	$113
Merger integration expenses (2)	39	60
Mark-to-market adjustments on bankruptcy obligations, net (3)	5	(57)
Intangible asset impairment (4)	—	26
Litigation settlement	—	5
Other operating charges, net	—	35
Total mainline operating special items, net	$121	$182

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.

(3)	Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

(4)	Intangible asset impairment includes a non-cash charge to write-off our Brazil route authority as a result of the U.S.-Brazil open skies agreement.

Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Interest income	$35	$30	$5	15.2
Interest expense, net	(275)	(263)	(12)	4.5
Other expense, net	(31)	(15)	(16)	97.8
Total nonoperating expense, net	$(271)	$(248)	$(23)	9.0
In the second quarter of 2019, other nonoperating expense, net principally included a $52 million net special charge for mark-to-market unrealized losses primarily associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines), $11 million of net foreign currency losses, principally associated with losses from Latin American currencies, and $8 million of net special charges associated with debt refinancings and extinguishments. These charges were offset in part by $46 million of non-service related pension and other postretirement benefit plan income.
In the second quarter of 2018, other nonoperating expense, net principally included a $66 million net special charge for mark-to-market unrealized losses primarily associated with our equity investment in China Southern Airlines, $21 million of net foreign currency losses, principally associated with losses from Latin American currencies, and $14 million of net special charges associated with debt refinancings and extinguishments. These charges were offset in part by $75 million of non-service related pension and other postretirement benefit plan income.
The decrease in non-service related pension and other postretirement benefit plan income in the second quarter of 2019 as compared to the second quarter of 2018 is principally due to a decrease in the expected return on pension plan assets.
Income Taxes
In the second quarter of 2019, we recorded an income tax provision of $220 million, which was substantially non-cash due to utilization of our net operating losses (NOLs). Substantially all of our income before income taxes is attributable to the United States. At December 31, 2018, we had approximately $10.2 billion of federal NOLs and $3.2 billion of state NOLs, substantially all of which are expected to be available in 2019 to reduce federal and state taxable income.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Pre-tax income and net income were $1.1 billion and $847 million in the first six months of 2019, respectively. This compares to the first six months of 2018 pre-tax income and net income of $994 million and $716 million, respectively. The period-over-period increase in pre-tax income was principally driven by higher revenues, lower fuel costs and a decrease in pre-tax net special items, offset in part by increases in salaries, wages and benefits, maintenance expenses, and costs associated with increased regional capacity.
Excluding the effects of pre-tax net special items, pre-tax income was $1.4 billion and $1.5 billion in the first six months of 2019 and 2018, respectively. The period-over-period decrease in our pre-tax income excluding pre-tax net special items was principally driven by increases in salaries, wages and benefits, maintenance expenses, and costs associated with increased regional capacity, offset in part by higher revenues and lower fuel costs.

Operating Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger	$20,669	$20,154	$515	2.6
Cargo	439	488	(49)	(10.1)
Other	1,436	1,402	34	2.4
Total operating revenues	$22,544	$22,044	$500	2.3
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Six Months Ended June 30, 2018
	Six Months Ended June 30, 2019	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$20,669	3.3%	0.2%	2.5	pts	(0.7)%	2.4%
Passenger revenue increased $515 million, or 2.6%, in the first six months of 2019 from the 2018 period primarily due to continued strength in passenger demand resulting in a 3.3% period-over-period increase in RPMs and a 2.5 point increase in passenger load factor.
Cargo revenue decreased $49 million, or 10.1%, in the first six months of 2019 from the 2018 period primarily due to a 12.8% decrease in cargo ton miles reflecting declines in international freight volumes.
Other revenue increased $34 million, or 2.4%, in the first six months of 2019 from the 2018 period primarily due to higher revenue associated with our loyalty program. For the first six months of both 2019 and 2018, loyalty revenue included in other revenue was $1.2 billion.
Total operating revenues in the first six months of 2019 increased $500 million, or 2.3%, from the 2018 period driven principally by a 2.6% increase in passenger revenue as described above. Our TRASM was 16.22 cents in the first six months of 2019, a 2.1% increase as compared to 15.89 cents in the 2018 period.
Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,722	$3,866	$(144)	(3.7)
Salaries, wages and benefits	6,290	6,111	179	2.9
Maintenance, materials and repairs	1,136	973	163	16.7
Other rent and landing fees	1,039	962	77	8.0
Aircraft rent	661	621	40	6.6
Selling expenses	771	742	29	3.9
Depreciation and amortization	969	898	71	8.0
Special items, net	259	407	(148)	(36.5)
Other	2,521	2,574	(53)	(2.0)
Regional expenses:
Aircraft fuel and related taxes	909	863	46	5.4
Other	2,739	2,627	112	4.2
Total operating expenses	$21,016	$20,644	$372	1.8

Total operating expenses increased $372 million, or 1.8%, in the first six months of 2019 from the 2018 period. See detailed explanations below relating to changes in total CASM.
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
The major components of our total CASM and our total CASM excluding special items and fuel for the six months ended June 30, 2019 and 2018 are as follows (amounts may not recalculate due to rounding):

	Six Months Ended June 30,		Percent Increase (Decrease)
	2019	2018
	(In cents, except percentage changes)
Total CASM:
Aircraft fuel and related taxes	2.68	2.79	(3.9)
Salaries, wages and benefits	4.53	4.41	2.7
Maintenance, materials and repairs	0.82	0.70	16.4
Other rent and landing fees	0.75	0.69	7.8
Aircraft rent	0.48	0.45	6.3
Selling expenses	0.55	0.53	3.7
Depreciation and amortization	0.70	0.65	7.8
Special items, net	0.19	0.29	(36.6)
Other	1.81	1.86	(2.2)
Regional expenses:
Aircraft fuel and related taxes	0.65	0.62	5.2
Other	1.97	1.89	4.0
Total CASM	15.12	14.88	1.6
Special items, net	(0.19)	(0.29)	(36.6)
Aircraft fuel and related taxes:
Aircraft fuel and related taxes - mainline	(2.68)	(2.79)	(3.9)
Aircraft fuel and related taxes - regional	(0.65)	(0.62)	5.2
Total CASM, excluding special items and fuel	11.60	11.18	3.8
Significant changes in the components of total CASM are as follows:

•
Mainline aircraft fuel and related taxes per ASM decreased 3.9% primarily due to a 3.9% decrease in the average price per gallon of fuel including related taxes to $2.08 in the first six months of 2019 from $2.16 in the 2018 period.

•
Maintenance, materials and repairs per ASM increased 16.4% in the first six months of 2019 as compared to the first six months of 2018, primarily due to a contract change that resulted in certain flight equipment transitioning to a flight hour based contract (referred to as power by the hour) whereby expense is incurred and recognized based on actual hours flown. Previously, this flight equipment was covered by a time and materials based contract whereby expense is incurred and recognized as maintenance is performed. The volume of airframe and engine overhauls performed under time and material based contracts as well as an increase in the volume of component part repairs also drove higher maintenance expenses in the first six months of 2019.

•	Other rent and landing fees per ASM increased 7.8% primarily due to rate increases at certain hub airports in the first six months of 2019 as compared to the 2018 period.

•	Aircraft rent per ASM increased 6.3% primarily due to 21 leased mainline aircraft delivered subsequent to the second quarter of 2018.

•
Depreciation and amortization per ASM increased 7.8% due in part to airport facility improvements, harmonization of interior configurations across the mainline fleet as well as information technology and software development projects associated with our merger integration. Depreciation associated with our fleet renewal program also contributed to the increase.

•
Regional aircraft fuel and related taxes per ASM increased 5.2% primarily due to an 8.2% increase in gallons of fuel consumed, principally due to increased capacity. This increase was offset in part by a 2.7% decrease in the average price per gallon of fuel including related taxes to $2.17 in the first six months of 2019 from $2.22 in the 2018 period.

Operating Special Items, Net

	Six Months Ended June 30,
	2019	2018
	(In millions)
Fleet restructuring expenses (1)	$160	$226
Merger integration expenses (2)	76	120
Mark-to-market adjustments on bankruptcy obligations, net (3)	5	(56)
Intangible asset impairment (4)	—	26
Litigation settlement (5)	—	45
Labor contract expenses	—	13
Other operating charges, net	18	33
Total mainline operating special items, net	$259	$407

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.

(3)	Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

(4)	Intangible asset impairment includes a non-cash charge to write-off our Brazil route authority as a result of the U.S.-Brazil open skies agreement.

(5)
Settlement of a private party antitrust lawsuit. See Note 12 - “Private Party Antitrust Action Related to Passenger Capacity” to AAG's Consolidated Financial Statements in Part I, Item 1A for further discussion.

Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Interest income	$68	$55	$13	23.6
Interest expense, net	(546)	(525)	(21)	3.9
Other income, net	78	64	14	22.1
Total nonoperating expense, net	$(400)	$(406)	$6	(1.7)
In the first six months of 2019, other nonoperating income, net principally included $89 million of non-service related pension and other postretirement benefit plan income and a $25 million net special gain for mark-to-market unrealized gains primarily associated with our equity investment in China Southern Airlines. This income was offset in part by $13 million of net foreign currency losses, principally associated with losses from Latin American currencies and $8 million of net special charges associated with debt refinancings and extinguishments.
In the first six months of 2018, other nonoperating income, net principally included $151 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by a $66 million net special charge for mark-to-market unrealized losses primarily associated with our equity investment in China Southern Airlines, $18 million of net foreign currency losses, principally associated with losses from Latin American currencies, and $14 million of net special charges associated with debt refinancings and extinguishments.
The decrease in non-service related pension and other postretirement benefit plan income in the first six months of 2019 as compared to the first six months of 2018 is principally due to a decrease in the expected return on pension plan assets.
Income Taxes
In the first six months of 2019, we recorded an income tax provision of $281 million, which was substantially non-cash due to utilization of our NOLs. Substantially all of our income before income taxes is attributable to the United States.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
American realized pre-tax income of $951 million and net income of $714 million in the second quarter of 2019. This compares to second quarter 2018 pre-tax income of $827 million and net income of $609 million.
The quarter-over-quarter increase in American's pre-tax income was principally driven by higher revenues and lower fuel costs, offset in part by increases in salaries, wages and benefits, maintenance expenses, and costs associated with increased regional capacity.
Operating Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger	$11,011	$10,674	$337	3.2
Cargo	221	261	(40)	(15.4)
Other	726	705	21	3.1
Total operating revenues	$11,958	$11,640	$318	2.7

Passenger revenue increased $337 million, or 3.2%, in the second quarter of 2019 from the second quarter of 2018 primarily due to continued strength in passenger demand resulting in a quarter-over-quarter increase in RPMs and an increase in passenger load factor.
Cargo revenue decreased $40 million, or 15.4%, in the second quarter of 2019 from the second quarter of 2018 primarily due to a decrease in cargo ton miles reflecting declines in international freight volumes.
Other revenue increased $21 million, or 3.1%, in the second quarter of 2019 from the second quarter of 2018 primarily due to higher revenue associated with American's loyalty program. For the three months ended June 30, 2019 and 2018, loyalty revenue included in other revenue was $594 million and $582 million, respectively.
Total operating revenues in the second quarter of 2019 increased $318 million, or 2.7%, from the second quarter of 2018 driven principally by a 3.2% increase in passenger revenue as described above.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,995	$2,103	$(108)	(5.1)
Salaries, wages and benefits	3,198	3,091	107	3.4
Maintenance, materials and repairs	575	505	70	13.9
Other rent and landing fees	535	495	40	8.2
Aircraft rent	334	311	23	7.7
Selling expenses	401	385	16	3.9
Depreciation and amortization	489	457	32	7.0
Special items, net	121	182	(61)	(33.6)
Other	1,272	1,313	(41)	(3.2)
Regional expenses:
Aircraft fuel and related taxes	487	465	22	4.7
Other	1,424	1,319	105	8.0
Total operating expenses	$10,831	$10,626	$205	1.9
Total operating expenses increased $205 million, or 1.9%, in the second quarter of 2019 from the second quarter of 2018.
Significant changes in the components of American's total operating expenses are as follows:

•
Mainline aircraft fuel and related taxes decreased 5.1% primarily due to a 4.6% decrease in the average price per gallon of fuel including related taxes to $2.13 in the second quarter of 2019 from $2.23 in the second quarter of 2018.

•
Maintenance, materials and repairs increased 13.9% in the second quarter of 2019 as compared to the second quarter of 2018, primarily due to a contract change that resulted in certain flight equipment transitioning to a flight hour based contract (referred to as power by the hour) whereby expense is incurred and recognized based on actual hours flown. Previously, this flight equipment was covered by a time and materials based contract whereby expense is incurred and recognized as maintenance is performed. An increase in the volume of component part repairs also drove higher maintenance expenses in the second quarter of 2019.

•	Other rent and landing fees increased 8.2% primarily due to rate increases at certain hub airports in the second quarter of 2019 as compared to the second quarter of 2018.

•	Aircraft rent increased 7.7% primarily due to 21 leased mainline aircraft delivered subsequent to the second quarter of 2018.

•
Depreciation and amortization increased 7.0% due in part to airport facility improvements and the harmonization of interior configurations across the mainline fleet. Depreciation associated with American's fleet renewal program also contributed to the increase.

•
Regional aircraft fuel and related taxes increased 4.7% primarily due to an 8.8% increase in gallons of fuel consumed, principally due to increased capacity. This increase was offset in part by a 3.7% decrease in the average price per gallon of fuel including related taxes to $2.21 in the second quarter of 2019 from $2.29 in the second quarter of 2018.

•	Regional other operating expenses increased 8.0% primarily driven by an increase in regional capacity.
Operating Special Items, Net

	Three Months Ended June 30,
	2019	2018
	(In millions)
Fleet restructuring expenses (1)	$77	$113
Merger integration expenses (2)	39	60
Mark-to-market adjustments on bankruptcy obligations, net (3)	5	(57)
Intangible asset impairment (4)	—	26
Litigation settlement	—	5
Other operating charges, net	—	35
Total mainline operating special items, net	$121	$182

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with integration projects, principally American's technical operations, flight attendant, human resources and payroll systems.

(3)	Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.

(4)	Intangible asset impairment includes a non-cash charge to write-off American's Brazil route authority as a result of the U.S.-Brazil open skies agreement.
Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Interest income	$132	$82	$50	61.1
Interest expense, net	(277)	(254)	(23)	9.0
Other expense, net	(31)	(15)	(16)	101.0
Total nonoperating expense, net	$(176)	$(187)	$11	(6.3)
Interest income increased $50 million in the second quarter of 2019 as compared to the second quarter of 2018, primarily due to higher interest-bearing related party receivables from American's parent company, AAG.
In the second quarter of 2019, other nonoperating expense, net principally included a $52 million net special charge for mark-to-market unrealized losses primarily associated with American's equity investment in China Southern Airlines, $11 million of net foreign currency losses, principally associated with losses from Latin American currencies, and $8 million of net special charges associated with debt refinancings and extinguishments. These charges were offset in part by $46 million of non-service related pension and other postretirement benefit plan income.

In the second quarter of 2018, other nonoperating expense, net principally included a $66 million net special charge for mark-to-market unrealized losses primarily associated with American's equity investment in China Southern Airlines, $20 million of net foreign currency losses, principally associated with losses from Latin American currencies, and $14 million of net special charges associated with debt refinancings and extinguishments. These charges were offset in part by $75 million of non-service related pension and other postretirement benefit plan income.
The decrease in non-service related pension and other postretirement benefit plan income in the second quarter of 2019 as compared to the second quarter of 2018 is principally due to a decrease in the expected return on pension plan assets.
Income Taxes
American is part of the AAG consolidated income tax return.
In the second quarter of 2019, American recorded an income tax provision of $237 million, which was substantially non-cash due to utilization of its NOLs. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2018, American had approximately $10.6 billion of federal NOLs and $3.1 billion of state NOLs, substantially all of which are expected to be available in 2019 to reduce federal and state taxable income.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
American realized pre-tax income of $1.3 billion and net income of $944 million in the first six months of 2019. This compares to the first six months of 2018 pre-tax income of $1.1 billion and net income of $818 million.
The period-over-period increase in American's pre-tax income was principally driven by higher revenues and lower fuel costs and pre-tax net special items, offset in part by increases in salaries, wages and benefits, maintenance expenses, and costs associated with increased regional capacity.
Operating Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger	$20,669	$20,154	$515	2.6
Cargo	439	488	(49)	(10.1)
Other	1,431	1,396	35	2.5
Total operating revenues	$22,539	$22,038	$501	2.3
Passenger revenue increased $515 million, or 2.6%, in the first six months of 2019 from the 2018 period primarily due to continued strength in passenger demand resulting in a period-over-period increase in RPMs and an increase in passenger load factor.
Cargo revenue decreased $49 million, or 10.1%, in the first six months of 2019 from the 2018 period primarily due to a decrease in cargo ton miles reflecting declines in international freight volumes.
Other revenue increased $35 million, or 2.5%, in the first six months of 2019 from the 2018 period primarily due to higher revenue associated with American's loyalty program. For the first six months of both 2019 and 2018, loyalty revenue included in other revenue was $1.2 billion.
Total operating revenues in the first six months of 2019 increased $501 million, or 2.3%, from the 2018 period driven principally by a 2.6% increase in passenger revenue as described above.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,722	$3,866	$(144)	(3.7)
Salaries, wages and benefits	6,286	6,105	181	3.0
Maintenance, materials and repairs	1,136	973	163	16.7
Other rent and landing fees	1,039	962	77	8.0
Aircraft rent	661	621	40	6.6
Selling expenses	771	742	29	3.9
Depreciation and amortization	969	898	71	8.0
Special items, net	259	407	(148)	(36.5)
Other	2,522	2,574	(52)	(2.0)
Regional expenses:
Aircraft fuel and related taxes	909	863	46	5.4
Other	2,793	2,602	191	7.3
Total operating expenses	$21,067	$20,613	$454	2.2
Total operating expenses increased $454 million, or 2.2%, in the first six months of 2019 from the 2018 period.
Significant changes in the components of American’s total operating expenses are as follows:

•
Mainline aircraft fuel and related taxes decreased 3.7% primarily due to a 3.9% decrease in the average price per gallon of fuel including related taxes to $2.08 in the first six months of 2019 from $2.16 in the 2018 period.

•
Maintenance, materials and repairs increased 16.7% in the first six months of 2019 as compared to the first six months of 2018, primarily due to a contract change that resulted in certain flight equipment transitioning to a flight hour based contract (referred to as power by the hour) whereby expense is incurred and recognized based on actual hours flown. Previously, this flight equipment was covered by a time and materials based contract whereby expense is incurred and recognized as maintenance is performed. The volume of airframe and engine overhauls performed under time and material based contracts as well as an increase in the volume of component part repairs also drove higher maintenance expenses in the first six months of 2019.

•	Other rent and landing fees increased 8.0% primarily due to rate increases at certain hub airports in the first six months of 2019 as compared to the 2018 period.

•	Aircraft rent increased 6.6% primarily due to 21 leased mainline aircraft delivered subsequent to the second quarter of 2018.

•
Depreciation and amortization increased 8.0% due in part to airport facility improvements, harmonization of interior configurations across the mainline fleet as well as information technology and software development projects associated with American's merger integration. Depreciation associated with American's fleet renewal program also contributed to the increase.

•
Regional aircraft fuel and related taxes increased 5.4% primarily due to an 8.2% increase in gallons of fuel consumed, principally due to increased capacity. This increase was offset in part by a 2.7% decrease in the average price per gallon of fuel including related taxes to $2.17 in the first six months of 2019 from $2.22 in the 2018 period.

Operating Special Items, Net

	Six Months Ended June 30,
	2019	2018
	(In millions)
Fleet restructuring expenses (1)	$160	$226
Merger integration expenses (2)	76	120
Mark-to-market adjustments on bankruptcy obligations, net (3)	5	(56)
Intangible asset impairment (4)	—	26
Litigation settlement (5)	—	45
Labor contract expenses	—	13
Other operating charges, net	18	33
Total mainline operating special items, net	$259	$407

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Merger integration expenses included costs associated with integration projects, principally American's technical operations, flight attendant, human resources and payroll systems.

(3)	Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.

(4)	Intangible asset impairment includes a non-cash charge to write-off American's Brazil route authority as a result of the U.S.-Brazil open skies agreement.

(5)
Settlement of a private party antitrust lawsuit. See Note 11 - “Private Party Antitrust Action Related to Passenger Capacity” to American's Consolidated Financial Statements in Part I, Item 1B for further discussion.

Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Interest income	$258	$155	$103	66.7
Interest expense, net	(554)	(505)	(49)	9.8
Other income, net	79	65	14	22.3
Total nonoperating expense, net	$(217)	$(285)	$68	(24.0)
Interest income increased $103 million in the first six months of 2019 from the 2018 period primarily due to higher interest-bearing related party receivables from American's parent company, AAG.
In the first six months of 2019, other nonoperating income, net principally included $90 million of non-service related pension and other postretirement benefit plan income and a $25 million net special gain for mark-to-market unrealized gains primarily associated with American's equity investment in China Southern Airlines. This income was offset in part by $13 million of net foreign currency losses, principally associated with losses from Latin American currencies and $8 million of net special charges associated with debt refinancings and extinguishments.
In the first six months of 2018, other nonoperating income, net principally included $151 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by a $66 million net special charge for mark-to-market unrealized losses primarily associated with American's equity investment in China Southern Airlines, $18 million of net foreign currency losses, principally associated with losses from Latin American currencies, and $14 million of net special charges associated with debt refinancings and extinguishments.

The decrease in non-service related pension and other postretirement benefit plan income in the first six months of 2019 as compared to the first six months of 2018 is principally due to a decrease in the expected return on pension plan assets.
Income Taxes
American is part of the AAG consolidated income tax return.
In the first six months of 2019, American recorded an income tax provision of $311 million, which was substantially non-cash due to utilization of its NOLs. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
As of June 30, 2019, AAG had approximately $8.2 billion in total available liquidity and $157 million in restricted cash and short-term investments. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Cash	$319	$275	$311	$265
Short-term investments	5,088	4,485	5,075	4,482
Undrawn revolving credit facilities	2,843	2,843	2,843	2,843
Total available liquidity	$8,250	$7,603	$8,229	$7,590
Share Repurchase Programs
In April 2018, we announced that our Board of Directors authorized a $2.0 billion share repurchase program that will expire on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of June 30, 2019, there was $1.1 billion of remaining authority to repurchase shares under our current $2.0 billion share repurchase program. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases that may be made from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
During the six months ended June 30, 2019, we repurchased 16.7 million shares of AAG common stock (all of which we purchased during the first quarter of 2019) for $600 million at a weighted average cost per share of $36.02. Since the inception of our share repurchase programs in July 2014 through June 30, 2019, we repurchased 295.6 million shares of AAG common stock for $11.9 billion at a weighted average cost per share of $40.43.
Cash Dividends
In April 2019, our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of May 8, 2019 and paid on May 22, 2019, totaling $44 million. For the first six months of 2019, we paid total quarterly cash dividends of $90 million.
In July 2019, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of August 7, 2019, and payable on August 21, 2019.
Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued at any time at our discretion and without prior notice.

Collateral-Related Covenants
Certain of our debt financing agreements (including our term loans, revolving credit facilities and spare engines EETCs) contain loan to value ratio covenants and require us to appraise the related collateral annually. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold or the value of the appraised collateral fails to meet a specified threshold, as the case may be, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part. As of June 30, 2019, we were in compliance with the foregoing collateral coverage tests as of the most recent applicable measurement dates.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $2.4 billion and $2.9 billion for the first six months of 2019 and 2018, respectively, a period-over-period decrease of $507 million. This decrease in operating cash flows in the first six months of 2019 as compared to the first six months of 2018 was primarily driven by contributions to our defined benefit pension plans. In the first six months of 2019, we contributed $1.2 billion to our defined benefit pension plans as compared to $311 million in the first six months of 2018.
Investing Activities
Our net cash used in investing activities was $2.4 billion and $1.0 billion for the first six months of 2019 and 2018, respectively.
Our principal investing activities in the first six months of 2019 included expenditures of $2.3 billion for property and equipment, including 13 Embraer E175 aircraft, five Airbus A321neo aircraft, five Bombardier CRJ900 aircraft, four Boeing 737-8 MAX aircraft and two Boeing 787 Family aircraft as well as $590 million in net purchases of short-term investments. These cash outflows were offset in part by $537 million of proceeds primarily from aircraft sale-leaseback transactions.
Our principal investing activities in the first six months of 2018 included expenditures of $1.7 billion for property and equipment, including seven Boeing 737-8 MAX aircraft and two Boeing 787 Family aircraft. These cash outflows were offset in part by $395 million in net sales of short-term investments and $258 million of proceeds primarily from aircraft sale-leaseback transactions.
Financing Activities
Our net cash provided by financing activities was $70 million for the first six months of 2019 as compared to net cash used in financing activities of $2.0 billion for the first six months of 2018.
Our principal financing activities in the first six months of 2019 included proceeds of $2.6 billion from the issuance of debt, including the issuance of $750 million principal amount of 5.000% senior notes and the financing of certain aircraft and spare engines. These cash inflows were offset in part by $1.8 billion in debt repayments, consisting of $1.3 billion in scheduled debt repayments and the prepayment of $464 million of secured loans. We also had $625 million in share repurchases and $90 million in dividend payments.
Our principal financing activities in the first six months of 2018 included $1.9 billion in debt repayments, consisting of $1.4 billion in scheduled debt repayments, including the repayment of our $500 million 6.125% senior notes, and the prepayment of $454 million of secured loans. We also had $837 million in share repurchases and $94 million in dividend payments. These cash outflows were offset in part by proceeds of $892 million from the issuance of debt, primarily including the issuance of equipment notes related to EETCs.
American
Operating Activities
American’s net cash provided by operating activities was $2.3 billion and $1.4 billion for the first six months of 2019 and 2018, respectively, a period-over-period increase of $909 million. This increase in operating cash flows for the first six months of 2019 was primarily due to lower intercompany transfers of cash from American to AAG, and was offset in part by contributions to American's defined benefit pension plans. In the first six months of 2019, American contributed $1.2 billion to its defined benefit pension plans as compared to $311 million in the first six months of 2018.

Investing Activities
American’s net cash used in investing activities was $2.3 billion and $1.0 billion for the first six months of 2019 and 2018, respectively.
American’s principal investing activities in the first six months of 2019 included expenditures of $2.3 billion for property and equipment, including 13 Embraer E175 aircraft, five Airbus A321neo aircraft, five Bombardier CRJ900 aircraft, four Boeing 737-8 MAX aircraft and two Boeing 787 Family aircraft as well as $579 million in net purchases of short-term investments. These cash outflows were offset in part by $537 million of proceeds primarily from aircraft sale-leaseback transactions.
American’s principal investing activities in the first six months of 2018 included expenditures of $1.7 billion for property and equipment, including seven Boeing 737-8 MAX aircraft and two Boeing 787 Family aircraft. These cash outflows were offset in part by $403 million in net sales of short-term investments and $255 million of proceeds primarily from aircraft sale-leaseback transactions.
Financing Activities
American’s net cash provided by financing activities was $45 million for the first six months of 2019 as compared to net cash used in financing activities of $520 million for the first six months of 2018.
American’s principal financing activities in the first six months of 2019 included proceeds of $1.8 billion from the issuance of debt for the financing of certain aircraft and engines. These cash inflows were offset in part by $1.8 billion in debt repayments, consisting of $1.3 billion in scheduled debt repayments and the prepayment of $464 million of secured loans.
American’s principal financing activities in the first six months of 2018 included $1.4 billion in debt repayments, consisting of $929 million in scheduled debt repayments and the prepayment of $454 million of secured loans. These cash outflows were offset in part by proceeds of $892 million from the issuance of debt, primarily including the issuance of equipment notes related to EETCs.
Commitments
Significant Indebtedness
As of June 30, 2019, AAG had $24.9 billion in long-term debt, including current maturities of $3.4 billion (of which $750 million in aggregate principal amount relates to the 5.50% senior notes due October 2019 and $500 million in aggregate principal amount relates to the 4.625% senior notes due March 2020). As of June 30, 2019, American had $22.8 billion in long-term debt, including current maturities of $2.2 billion. During the six months ended June 30, 2019, there have been no material changes in our significant indebtedness as discussed in our 2018 Form 10-K, except as discussed in Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.

Aircraft and Engine Purchase Commitments
As of June 30, 2019, we had definitive purchase agreements with Airbus, Boeing, Embraer and Bombardier for the acquisition of the following mainline and regional aircraft:

	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter	Total
Airbus
A320neo Family (1)	7	20	18	20	8	42	115
Boeing
737 MAX Family (2)	16	10	10	—	—	40	76
787 Family	—	12	10	—	6	19	47
Embraer
E175	7	15	—	—	—	—	22
Bombardier
CRJ900	6	4	—	—	—	—	10
Total	36	61	38	20	14	101	270

(1)
On June 19, 2019, we entered into an amendment of a purchase agreement with Airbus pursuant to which we converted the firm purchase of 30 A321neo aircraft and options to purchase 20 A320neo aircraft into the firm purchase of 50 A321XLR aircraft. Deliveries of the A321XLR aircraft are scheduled to commence in 2023 and continue through 2025.

(2)
On March 13, 2019, the FAA grounded all U.S.-registered Boeing 737 MAX aircraft. We currently have 76 Boeing 737 MAX Family aircraft on order and the table above reflects the contractual delivery schedule. However, we have not taken delivery of any Boeing 737 MAX Family aircraft since the grounding, and the timing of future deliveries cannot presently be forecasted.

We also have agreements for 38 spare engines to be delivered in 2019 and beyond.
We currently have financing commitments in place for all aircraft on order and scheduled to be delivered through December 2019, with the exception of three Embraer E175 aircraft. Additionally, we have financing commitments in place for 25 aircraft scheduled to be delivered in 2020: 12 Boeing 787 Family aircraft, seven Airbus A320neo Family aircraft, four Bombardier CRJ900 aircraft, and two Boeing 737 MAX Family aircraft. Our ability to draw on the financing commitments we have in place is subject to the satisfaction of various terms and conditions, including in some cases, on our acquisition of the aircraft by a certain date. We do not have financing commitments in place for the remaining 36 aircraft scheduled to be delivered in 2020 and any of the aircraft scheduled to be delivered beyond 2020, except for 10 Boeing 787 Family aircraft scheduled to be delivered in 2021. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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

Contractual Obligations
The following table provides details of our future cash contractual obligations as of June 30, 2019 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$1,299	$1,917	$3,489	$1,527	$3,974	$10,620	$22,826
Interest obligations (b), (c)	463	811	702	578	498	1,182	4,234
Finance lease obligations	58	122	118	122	105	282	807
Aircraft and engine purchase commitments (d)	1,282	1,872	941	1,348	1,543	7,422	14,408
Operating lease commitments (e)	924	1,975	1,922	1,749	1,567	5,428	13,565
Regional capacity purchase agreements (f)	573	1,087	969	832	700	1,209	5,370
Minimum pension obligations (g)	—	625	671	939	909	1,263	4,407
Retiree medical and other postretirement benefits	12	17	17	17	23	280	366
Other purchase obligations (h)	1,000	1,289	1,106	562	91	153	4,201
Total American Contractual Obligations	$5,611	$9,715	$9,935	$7,674	$9,410	$27,839	$70,184

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	$750	$505	$2	$752	$2	$18	$2,029
Interest obligations (b)	54	51	39	21	1	4	170
Minimum pension obligations (g)	5	4	5	5	5	13	37
Operating lease commitments	10	16	15	13	7	22	83
Total AAG Contractual Obligations	$6,430	$10,291	$9,996	$8,465	$9,425	$27,896	$72,503

(a)
Amounts represent contractual amounts due. Excludes $205 million and $11 million of unamortized debt discount, premium and issuance costs as of June 30, 2019 for American and AAG Parent, respectively. For additional information, see Note 6 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B.

(b)	For variable-rate debt, future interest obligations are estimated using the current forward rates at June 30, 2019.

(c)
Includes $11.4 billion of future principal payments and $2.3 billion of future interest payments, respectively, as of June 30, 2019, related to EETCs associated with mortgage financings of certain aircraft and spare engines.

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

(e)	Includes $248 million of future minimum lease payments related to EETC leveraged lease financings of certain aircraft as of June 30, 2019.

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

(g)
Includes minimum pension contributions based on actuarially determined estimates as of December 31, 2018 and is based on estimated payments through 2028. During the first six months of 2019, we made $1.2 billion in contributions to fund our pension plans. These contributions exceeded the $786 million in minimum required contributions for 2019.

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
Critical Accounting Policies and Estimates
In the second quarter of 2019, there were no changes to our critical accounting policies and estimates from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2018 Form 10-K.
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

Aircraft Fuel
As of June 30, 2019, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2019 forecasted fuel consumption, we estimate that a one cent per gallon increase in aviation fuel price would increase our 2019 annual fuel expense by $45 million.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable rate debt instruments and our interest income from short-term, interest bearing investments. If annual interest rates increase 100 basis points, based on our June 30, 2019 variable-rate debt and short term investments balances, annual interest expense on variable rate debt would increase by approximately $103 million and annual interest income on short-term investments would increase by approximately $54 million.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of June 30, 2019 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On December 9, 2013, AAG acquired US Airways Group, Inc. (US Airways Group) and its subsidiaries. We are still in the process of integrating certain processes, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. For the quarter ended June 30, 2019, there have been no changes in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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
Private Party Antitrust Action Related to Passenger Capacity. We, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits have been consolidated in the Federal District Court for the District of Columbia (the DC Court). On June 15, 2018, we reached a preliminary settlement agreement with the plaintiffs in the amount of $45 million that, once approved, will resolve all class claims in the U.S. lawsuits. That settlement was approved by the DC Court on May 13, 2019. Three parties who objected to the settlement have appealed that decision to the United States Court of Appeals for the District of Columbia. We believe these appeals are without merit and intend to vigorously defend against them.
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the Bankruptcy Court. The complaint named as defendants US Airways Group, US Airways, Inc. (US Airways), AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019. The parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019, and we are awaiting the Bankruptcy Court's decision. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil-producing countries or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, distribution challenges, additional fuel price volatility and cost increases in the future. For instance, effective January 1, 2020, rules adopted by the International Maritime Organization will restrict the sulfur content allowable in marine fuels from 3.5% to 0.5%, which is expected to cause increased demand by maritime shipping companies for low-sulfur fuel and lead to increased costs of jet fuel. Any of these factors or events could cause a disruption in or increased demands on oil production, refinery operations, pipeline capacity or terminal access and possibly result in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply.
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of June 30, 2019, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”

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
American has established a transatlantic joint business agreement (JBA) with British Airways, Iberia and Finnair, and separately, a transpacific JBA with Japan Airlines, each of which has been granted antitrust immunity. In October 2017, American and its transatlantic partners executed an amended and restated JBA which, among other things, extends the term of the agreement. An application is pending with the U.S. Department of Transportation (DOT) to add Aer Lingus, which is now owned by the parent company of British Airways and Iberia, to the transatlantic JBA. This relationship benefits from a grant of antitrust immunity from the DOT and was reviewed by the European Commission (EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick (LGW) airports. The commitments accepted by the EC are binding for 10 years with the possibility of renewal by the EC. However, in light of Brexit and the related possibility that the EC would no longer have regulatory responsibility for the United Kingdom when the commitments expire in July 2020, the United Kingdom Competition and Markets Authority (CMA) in October 2018 opened an investigation into the transatlantic JBA. We are cooperating fully with the CMA. Also, we signed a JBA with Qantas Airways, which was approved by the competition law regulators in Australia and New Zealand, and in July 2019 the DOT granted its approval. In addition, in 2016, we signed JBAs with certain air carriers of the LATAM Airlines Group for travel to certain South American countries. In the United States, approval for the JBA with LATAM Airlines Group is pending. The JBA with LATAM Airlines Group has obtained required approvals in all other jurisdictions except Chile, where in May 2019, the Chilean Supreme Court rejected the joint business proposal. As a result of this decision, we and our proposed JBA partners are currently considering next steps in relation to the proposed Latin American joint business. This JBA has been approved in all other jurisdictions. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those agreements. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented, or whether or not regulators will, or if granted continue to, approve or impose material conditions on our business activities.
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
In addition, the costs and operational consequences of defending against, preparing for, responding to and remediating an incident of cybersecurity breach may be substantial. As cybersecurity threats become more frequent, intense and sophisticated, costs of proactive defense measures may increase. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well as injunctive relief and enforcement actions requiring costly compliance measures. A significant number of recent privacy and data security incidents, including those involving other large airlines, have resulted in very substantial adverse financial consequences to those companies. A cybersecurity incident could also impact our brand, harm our reputation and adversely impact our relationship with our customers, employees and stockholders. Accordingly, failure to appropriately address these issues could result in material financial and other liabilities and cause significant reputational harm to our company.
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
These obligations could also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.
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
Our business plan contemplates continued significant investments related to modernizing our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of June 30, 2019, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2019-2023 would be approximately $8.4 billion. We also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If we are unable to arrange such financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft and engines or may seek to negotiate deferrals for such aircraft and engines with the applicable aircraft and engine manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

We have significant pension and other postretirement benefit funding obligations, which may adversely affect our liquidity, results of operations and financial condition.
Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. The minimum funding obligation applicable to our pension plans was subject to favorable temporary funding rules that expired at the end of 2017 and, as a result, our minimum pension funding obligations increased materially beginning in 2019. In addition, we may have significant obligations for other postretirement benefits, retiree medical and other postretirement benefits.
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
None of the unions representing our employees presently may lawfully engage in concerted slowdowns or refusals to work, such as strikes, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. For example, we are currently engaged in litigation with the unions representing our mechanics and other ground workers alleging that these employees are engaged in an unlawful work action which is adversely affecting our operation. Additionally, some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. If successful, there is a risk these judicial or arbitral avenues could result in material additional costs that we did not anticipate. See also Part I, Item 1. Business – “Employees and Labor Relations” in our 2018 Form 10-K.

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
We operate principally through our hubs and gateways in Charlotte, Chicago, Dallas/Fort Worth, London Heathrow, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate at or fly into one of these locations. A significant interruption or disruption in service at one of our hubs, gateways or other airports where we have a significant presence, such as LHR, resulting from air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, performance by third-party service providers (such as electric utility or telecommunications providers), failure of computer systems, disruptions at airport facilities or other key facilities used by us to manage our operations (such as occurred in the United Kingdom at LGW on December 20, 2018 and LHR on January 8, 2019 due to unauthorized drone activity), labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition. We have limited control, particularly in the short term, over the operation, quality or maintenance of many of the services on which our operations depend and over whether vendors of such services will improve or continue to provide services that are essential to our business.
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
An important part of our strategy to expand our network has been to expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in one recent instance involving China Southern Airlines, by making a significant equity investment in another airline in connection with initiating such a commercial relationship. We may explore similar non-controlling investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies. These events could have a material adverse effect on our business, results of operations and financial condition.
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

More generally, our industry may be affected by a deterioration in global trade relations or shifts in the trade policies of individual nations. For example, much of the demand for international air travel is the result of business travel in support of global trade. Should protectionist governmental policies, such as increased tariff barriers, travel limitation and other actions, have the effect of reducing global commercial activity, the result could be a material decrease in the demand for international air travel. Additionally, certain of the products and services that we purchase, including certain of our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government in respect of the importation of such products or services could materially increase the amounts we pay for them. In particular, in April 2019, the U.S. government, as part of an ongoing dispute with the European Union before the World Trade Organization (WTO) over, among other things, government aircraft subsidies, announced its intention to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts, and the scope of these tariffs would include products that we are already contractually obligated to purchase. While the scope and rate of any such tariffs remain subject to the approval of a WTO arbitrator, the implementation of these tariffs would substantially increase the cost of, among other things, new Airbus aircraft and parts required to service our Airbus fleet, which in turn could have a material adverse effect on our financial condition or results of operations.
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
There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions. Efforts by the EU in 2009 to regulate flights arriving from or departing for airports outside of the EU have been postponed as members of the International Civil Aviation Organization (ICAO) implement a global agreement on GHG emissions from the aviation sector. In 2016, ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a global, market-based emissions offset program intended to achieve carbon-neutral growth beyond 2020. CORSIA was supported by the board of Airlines for America (the principal U.S. airline trade association) and IATA (the principal international airline trade association), along with American and many other U.S. and foreign airlines. On June 27, 2018, ICAO adopted standards pertaining to the collection and sharing of information on international aviation emissions beginning in 2019. In furtherance of these standards, on March 6, 2019, the FAA issued a notice of a CORSIA program permitting U.S. carriers to submit emissions data on a voluntary basis. The emissions monitoring plans American and its wholly-owned regional carriers submitted to the FAA have been approved by the FAA and the airlines have begun monitoring their GHG emissions. After data collection, CORSIA is expected to be implemented in phases, with a pilot phase beginning in 2021, the first phase beginning in 2024, and the mandatory second phase beginning in 2027. Certain details still need to be developed, but in early 2019, ICAO reached agreement on general criteria governing the eligibility of emissions units that may be used to comply with CORSIA. At this time, the impact of CORSIA cannot be fully predicted. CORSIA will increase operating costs for American and most other airlines, including other U.S. airlines that operate internationally, but the implementation of a global program, as compared to regional emission reduction schemes, should ensure that these costs will be more evenly applied to American and its competitors since there will be a common global regulatory regime. While we do not anticipate any significant expenditures in 2019, compliance with CORSIA or similar emissions-related requirements could significantly increase our operating costs beginning in 2021 and beyond when CORSIA’s pilot phase begins. Additionally, in 2017, ICAO adopted new aircraft certification standards to reduce carbon dioxide emissions from aircraft, which will apply to new aircraft type designs in 2020, and to aircraft type designs in production as of 2023.
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
In a modern world where news can be captured and travel rapidly, we are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. Such an incident could involve the actual or alleged behavior of any of our more than 130,000 employees. Further, if our personnel or one of our aircraft, or personnel of, or an aircraft that is operated under our brand by, one of our regional operators or an airline with which we have a marketing alliance, joint business or codeshare relationship, were to be involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our personnel or one of our aircraft (or personnel and aircraft of our regional operators and our codeshare partners) could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition.

Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected, may adversely impact our business, results of operations and financial condition.
The success of our business depends on, among other things, effectively managing the number and types of aircraft we operate. If for any reason we are unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have a negative impact on our business, results of operations and financial condition. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs. If new aircraft orders are not filled on a timely basis, we could face higher financing and operating costs than planned. In addition, if the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency and reliability, our business, results of operations and financial condition could be adversely impacted.
We depend on a limited number of suppliers for aircraft, aircraft engines and parts.
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, under our current fleet plan, by 2020 all of our mainline aircraft will have been manufactured by either Airbus or Boeing and all of our regional aircraft will have been manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by the recent acquisition of Rockwell Collins by United Technologies, the recently completed transaction involving Airbus and Bombardier and the pending transactions involving Boeing and Embraer, and Bombardier and Mitsubishi. Due to the limited number of these suppliers, we are vulnerable to any problems associated with the performance of their obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers, adverse perception by the public that would result in customer avoidance of any of our aircraft or any action by the FAA or any other regulatory authority resulting in an inability to operate our aircraft, even temporarily.
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
Since July 2014, as part of our capital deployment program, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of June 30, 2019, there was $1.1 billion of remaining authority to repurchase shares under our share repurchase programs. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.

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

4.1
Indenture, dated as of May 20, 2019, by and among American Airlines Group Inc., the Guarantor (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG's Current Report on Form 8-K filed on May 21, 2019 (Commission File No. 1-8400)).

4.2	Form of 5.000% Senior Notes due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG's Current Report on Form 8-K filed on May 21, 2019 (Commission File No. 1-8400)).
10.1	Supplemental Agreement No. 12, dated as of May 29, 2019, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company.*
10.2	Amendment No. 11, dated as of June 19, 2019, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: July 25, 2019	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: July 25, 2019	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)