Form 10-Q
period 2019-09-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2019-10-24
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                     to
Commission file number 1-8400

American Airlines Group Inc.
(Exact name of registrant as specified in its charter)

Delaware				75-1825172
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
1 Skyview Drive,	Fort Worth,	Texas	76155	(817)	963-1234
(Address of principal executive offices, including zip code)				(Registrant’s telephone number, including area code)

4333 Amon Carter Blvd.,	Fort Worth,	Texas	76155
(Former name or former address if changed since last report.)
Commission file number 1-2691

American Airlines, Inc.
(Exact name of registrant as specified in its charter)

Delaware				13-1502798
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
1 Skyview Drive,	Fort Worth,	Texas	76155	(817)	963-1234
(Address of principal executive offices, including zip code)				(Registrant’s telephone number, including area code)

4333 Amon Carter Blvd.,	Fort Worth,	Texas	76155
(Former name or former address if changed since last report.)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AAL	The Nasdaq Global Select Market
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
As of October 18, 2019, there were 438,057,971 shares of American Airlines Group Inc. common stock outstanding.
As of October 18, 2019, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2019

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues:
Passenger	$10,995	$10,561	$31,663	$30,714
Cargo	208	260	647	748
Other	708	738	2,145	2,141
Total operating revenues	11,911	11,559	34,455	33,603
Operating expenses:
Aircraft fuel and related taxes	1,989	2,234	5,710	6,100
Salaries, wages and benefits	3,219	3,131	9,509	9,243
Regional expenses	1,933	1,833	5,582	5,323
Maintenance, materials and repairs	610	526	1,745	1,499
Other rent and landing fees	530	502	1,568	1,463
Aircraft rent	335	318	996	939
Selling expenses	424	395	1,194	1,136
Depreciation and amortization	499	468	1,469	1,366
Special items, net	228	207	487	615
Other	1,336	1,260	3,859	3,834
Total operating expenses	11,103	10,874	32,119	31,518
Operating income	808	685	2,336	2,085
Nonoperating income (expense):
Interest income	34	29	103	84
Interest expense, net	(284)	(262)	(830)	(788)
Other income (expense), net	(1)	44	76	108
Total nonoperating expense, net	(251)	(189)	(651)	(596)
Income before income taxes	557	496	1,685	1,489
Income tax provision	132	124	413	401
Net income	$425	$372	$1,272	$1,088

Earnings per common share:
Basic	$0.96	$0.81	$2.85	$2.34
Diluted	$0.96	$0.81	$2.84	$2.33
Weighted average shares outstanding (in thousands):
Basic	441,915	460,526	446,291	465,452
Diluted	442,401	461,507	447,139	466,908
Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$425	$372	$1,272	$1,088
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(19)	(17)	(53)	(49)
Investments	—	—	3	—
Total other comprehensive loss, net of tax	(19)	(17)	(50)	(49)
Total comprehensive income	$406	$355	$1,222	$1,039
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$312	$275
Short-term investments	4,856	4,485
Restricted cash and short-term investments	158	154
Accounts receivable, net	1,850	1,706
Aircraft fuel, spare parts and supplies, net	1,800	1,522
Prepaid expenses and other	596	495
Total current assets	9,572	8,637
Operating property and equipment
Flight equipment	42,320	41,499
Ground property and equipment	9,232	8,764
Equipment purchase deposits	1,567	1,278
Total property and equipment, at cost	53,119	51,541
Less accumulated depreciation and amortization	(18,500)	(17,443)
Total property and equipment, net	34,619	34,098
Operating lease right-of-use assets	8,842	9,151
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $694 and $663, respectively	2,095	2,137
Deferred tax asset	666	1,145
Other assets	1,290	1,321
Total other assets	8,142	8,694
Total assets	$61,175	$60,580
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$3,608	$3,294
Accounts payable	1,932	1,773
Accrued salaries and wages	1,413	1,427
Air traffic liability	5,569	4,339
Loyalty program liability	3,197	3,267
Operating lease liabilities	1,672	1,654
Other accrued liabilities	2,169	2,342
Total current liabilities	19,560	18,096
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	21,625	21,179
Pension and postretirement benefits	5,609	6,907
Loyalty program liability	5,325	5,272
Operating lease liabilities	7,535	7,902
Other liabilities	1,361	1,393
Total noncurrent liabilities	41,455	42,653
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 438,035,288 shares issued and outstanding at September 30, 2019; 460,610,870 shares issued and outstanding at December 31, 2018	4	5
Additional paid-in capital	4,208	4,964
Accumulated other comprehensive loss	(5,946)	(5,896)
Retained earnings	1,894	758
Total stockholders’ equity (deficit)	160	(169)
Total liabilities and stockholders’ equity (deficit)	$61,175	$60,580
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$3,215	$2,817
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(3,129)	(2,736)
Proceeds from sale of property and equipment and sale-leaseback transactions	671	860
Purchases of short-term investments	(2,878)	(2,590)
Sales of short-term investments	2,524	2,816
Decrease (increase) in restricted short-term investments	(2)	72
Other investing activities	(68)	(5)
Net cash used in investing activities	(2,882)	(1,583)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,550	2,149
Payments on long-term debt and finance leases	(2,835)	(2,440)
Deferred financing costs	(50)	(48)
Treasury stock repurchases	(825)	(837)
Dividend payments	(135)	(140)
Other financing activities	(1)	(2)
Net cash used in financing activities	(296)	(1,318)
Net increase (decrease) in cash and restricted cash	37	(84)
Cash and restricted cash at beginning of period	286	398
Cash and restricted cash at end of period (1)	$323	$314

Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$854	$761
Finance leases	46	—
Settlement of bankruptcy obligations	7	—
Supplemental information:
Interest paid, net	817	801
Income taxes paid	5	16

(1)	The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$312	$303
Restricted cash included in restricted cash and short-term investments	11	11
Total cash and restricted cash	$323	$314

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2018	$5	$4,964	$(5,896)	$758	$(169)
Net income	—	—	—	185	185
Other comprehensive loss, net	—	—	(13)	—	(13)
Purchase and retirement of 16,947,393 shares of AAG common stock	—	(610)	—	—	(610)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(46)	(46)
Issuance of 552,752 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(8)	—	—	(8)
Share-based compensation expense	—	25	—	—	25
Balance at March 31, 2019	5	4,371	(5,909)	897	(636)
Net income	—	—	—	662	662
Other comprehensive loss, net	—	—	(18)	—	(18)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(45)	(45)
Issuance of 1,046,122 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(17)	—	—	(17)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	7	—	—	7
Share-based compensation expense	—	25	—	—	25
Balance at June 30, 2019	5	4,386	(5,927)	1,514	(22)
Net income	—	—	—	425	425
Other comprehensive loss, net	—	—	(19)	—	(19)
Purchase and retirement of 7,275,610 shares of AAG common stock	(1)	(200)	—	—	(201)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(45)	(45)
Issuance of 48,547 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	—	—	—	—
Share-based compensation expense	—	22	—	—	22
Balance at September 30, 2019	$4	$4,208	$(5,946)	$1,894	$160
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2017	$5	$5,714	$(5,776)	$(723)	$(780)
Net income	—	—	—	159	159
Other comprehensive loss, net	—	—	(18)	—	(18)
Purchase and retirement of 8,431,150 shares of AAG common stock	—	(449)	—	—	(449)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(48)	(48)
Issuance of 313,744 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(10)	—	—	(10)
Share-based compensation expense	—	24	—	—	24
Impact of adoption of Accounting Standards Update (ASU) 2016-01 related to financial instruments	—	—	—	60	60
Impact of adoption of ASU 2016-02 related to leases	—	—	—	197	197
Balance at March 31, 2018	5	5,279	(5,794)	(355)	(865)
Net income	—	—	—	556	556
Other comprehensive loss, net	—	—	(15)	—	(15)
Purchase and retirement of 8,175,007 shares of AAG common stock	—	(350)	—	—	(350)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(47)	(47)
Issuance of 1,286,622 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(26)	—	—	(26)
Share-based compensation expense	—	20	—	—	20
Balance at June 30, 2018	5	4,923	(5,809)	154	(727)
Net income	—	—	—	372	372
Other comprehensive loss, net	—	—	(17)	—	(17)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(46)	(46)
Issuance of 57,374 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	—	—	—	—
Share-based compensation expense	—	23	—	—	23
Balance at September 30, 2018	$5	$4,946	$(5,826)	$480	$(395)
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
In the fourth quarter of 2018, we adopted ASU 2016-02: Leases (Topic 842) (the New Lease Standard) as of January 1, 2018. The New Lease Standard did not require the recast of prior periods; however, since we elected to early adopt the New Lease Standard in the fourth quarter of 2018, the three and nine months ended September 30, 2018 have been recast to reflect the effects of adoption. As a result of the adoption of the New Lease Standard, net income increased by $31 million for the three months ended September 30, 2018 and decreased by $6 million for the nine months ended September 30, 2018.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fleet impairment (1)	$201	$—	$201	$—
Fleet restructuring expenses (2)	72	101	232	327
Litigation reserve adjustments	(53)	—	(53)	45
Merger integration expenses (3)	29	68	106	188
Mark-to-market adjustments on bankruptcy obligations, net (4)	(22)	17	(18)	(39)
Severance expenses (5)	—	20	7	20
Intangible asset impairment (6)	—	—	—	26
Labor contract expenses	—	—	—	13
Other operating charges, net	1	1	12	35
Mainline operating special items, net	228	207	487	615

Regional operating special items, net	6	2	6	1

Mark-to-market adjustments on equity and other investments, net (7)	45	15	37	82
Debt refinancing and extinguishment charges	7	—	14	13
Other nonoperating income, net	(8)	—	(8)	—
Nonoperating special items, net	44	15	43	95

Income tax special items, net (8)	—	—	—	40

(1)	Fleet impairment includes a non-cash write-down of aircraft related to the planned retirement of our Embraer E190 fleet.

(2)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(3)	Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.

(4)	Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

(5)	Severance expenses primarily included costs associated with reductions of management and support staff team members.

(6)	Intangible asset impairment includes a non-cash charge to write-off our Brazil route authority as a result of the U.S.-Brazil open skies agreement.

(7)
Mark-to-market adjustments on equity and other investments, net primarily relates to net unrealized losses associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines).

(8)
Income tax special items, net for the nine months ended September 30, 2018 included a $22 million charge to income tax expense to establish a required valuation allowance related to our estimated refund for Alternative Minimum Tax (AMT) credits and an $18 million charge related to an international income tax matter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

3. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic EPS:
Net income	$425	$372	$1,272	$1,088
Weighted average common shares outstanding (in thousands)	441,915	460,526	446,291	465,452
Basic EPS	$0.96	$0.81	$2.85	$2.34

Diluted EPS:
Net income for purposes of computing diluted EPS	$425	$372	$1,272	$1,088
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	441,915	460,526	446,291	465,452
Dilutive effect of stock awards	486	981	848	1,456
Diluted weighted average common shares outstanding	442,401	461,507	447,139	466,908
Diluted EPS	$0.96	$0.81	$2.84	$2.33

Restricted stock unit awards excluded from the calculation of diluted EPS because inclusion would be antidilutive (in thousands)	2,590	1,694	2,648	1,128

4. Share Repurchase Programs and Dividends
In April 2018, we announced that our Board of Directors authorized a $2.0 billion share repurchase program that will expire on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of September 30, 2019, there was $850 million of remaining authority to repurchase shares under our current $2.0 billion share repurchase program. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases that may be made from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
During the three months ended September 30, 2019, we repurchased 7.3 million shares of AAG common stock for $200 million at a weighted average cost per share of $27.49. During the nine months ended September 30, 2019, we repurchased 23.9 million shares of AAG common stock for $800 million at a weighted average cost per share of $33.43. Since the inception of our share repurchase programs in July 2014 through September 30, 2019, we repurchased 302.9 million shares of AAG common stock for $12.1 billion at a weighted average cost per share of $40.12.
In July 2019, our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of August 7, 2019 and paid on August 21, 2019, totaling $44 million. For the first nine months of 2019, we paid total quarterly cash dividends of $0.30 per share, or $135 million in the aggregate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

5. Revenue Recognition
Revenue
The following are the significant categories comprising our reported operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Passenger revenue:
Passenger travel	$10,226	$9,790	$29,215	$28,278
Loyalty revenue - travel (1)	769	771	2,448	2,436
Total passenger revenue	10,995	10,561	31,663	30,714
Cargo	208	260	647	748
Other:
Loyalty revenue - marketing services	570	613	1,742	1,765
Other revenue	138	125	403	376
Total other revenue	708	738	2,145	2,141
Total operating revenues	$11,911	$11,559	$34,455	$33,603

(1)	Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions earned through travel and mileage credits sold to co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Domestic	$7,814	$7,424	$23,048	$22,071
Latin America	1,218	1,210	3,829	3,939
Atlantic	1,596	1,504	3,677	3,471
Pacific	367	423	1,109	1,233
Total passenger revenue	$10,995	$10,561	$31,663	$30,714

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

	September 30, 2019	December 31, 2018
	(In millions)
Loyalty program liability	$8,522	$8,539
Air traffic liability	5,569	4,339
Total	$14,091	$12,878

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2018	$8,539
Deferral of revenue	2,587
Recognition of revenue (1)	(2,604)
Balance at September 30, 2019 (2)	$8,522

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of September 30, 2019, our current loyalty program liability was $3.2 billion and represents our current estimate of revenue expected to be recognized in the next twelve months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within twelve months. For the nine months ended September 30, 2019, $3.2 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

6. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2019	December 31, 2018
Secured
2013 Credit Facilities, variable interest rate of 3.80%, installments through 2025	$1,807	$1,825
2014 Credit Facilities, variable interest rate of 4.05%, installments through 2021	1,215	1,215
April 2016 Credit Facilities, variable interest rate of 4.04%, installments through 2023	970	980
December 2016 Credit Facilities, variable interest rate of 4.03%, installments through 2023	1,225	1,225
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 4.07%, maturing from 2020 to 2032	11,929	11,648
Equipment loans and other notes payable, fixed and variable interest rates ranging from 3.16% to 7.31%, averaging 3.74%, maturing from 2019 to 2031	4,882	5,060
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2020 to 2031	754	798
	22,782	22,751
Unsecured
5.50% senior notes, interest only payments until due in October 2019	750	750
4.625% senior notes, interest only payments until due in March 2020	500	500
5.000% senior notes, interest only payments until due in June 2022	750	—
	2,000	1,250
Total long-term debt	24,782	24,001
Less: Total unamortized debt discount, premium and issuance costs	223	222
Less: Current maturities	3,504	3,213
Long-term debt, net of current maturities	$21,055	$20,566

The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of September 30, 2019 (in millions):

2013 Revolving Facility	$1,000
2014 Revolving Facility	1,543
April 2016 Revolving Facility	300
Total	$2,843

The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and pre-delivery payments.
2019 Financing Activities
2019-1 Aircraft EETCs
In August 2019, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2019-1 Class AA, Class A and Class B EETCs (the 2019-1 Aircraft EETCs) in connection with the financing of 35 aircraft previously delivered or to be delivered to American through September 2020 (the 2019-1 Aircraft). In the third quarter of 2019, approximately $513 million of the proceeds were used to purchase equipment notes issued by American in connection with financing 15 aircraft under the 2019-1 Aircraft EETCs, of which $464 million was used to repay existing indebtedness. Interest and principal payments on equipment notes issued in connection with the 2019-1 Aircraft EETCs are payable semi-annually in February and August of each year, with interest payments scheduled to begin in February 2020

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

and with principal payments scheduled to begin (i) in the case of equipment notes with respect to any 2019-1 Aircraft owned by American at the time of issuance of the 2019-1 Aircraft EETCs, in February 2020 and (ii) in the case of equipment notes with respect to the Embraer E175LR aircraft and the Airbus A321neo aircraft scheduled to be delivered after the issuance of the 2019-1 Aircraft EETCs, in August 2020 and August 2021, respectively. The remaining proceeds of approximately $584 million are being held in escrow with a depositary for the benefit of the holders of the 2019-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2019-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depositary for the benefit of the holders of the 2019-1 Aircraft EETCs are not American’s assets.
Certain information regarding the 2019-1 Aircraft EETC equipment notes and remaining escrowed proceeds, as of September 30, 2019, is set forth in the table below.

2019-1 Aircraft EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$579 million	$289 million	$229 million
Remaining escrowed proceeds	$308 million	$154 million	$122 million
Fixed interest rate per annum	3.15%	3.50%	3.85%
Maturity date	February 2032	February 2032	February 2028

2019-1 Spare Engine EETCs
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
Equipment Notes and Other Notes Payable Issued in 2019
In the first nine months of 2019, American entered into agreements under which it borrowed $1.6 billion in connection with the financing or refinancing, as the case may be, of certain aircraft and other flight equipment, of which $643 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2023 through 2031 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 3.59% at September 30, 2019.
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
During the three and nine months ended September 30, 2019, we recorded an income tax provision of $132 million and $413 million, respectively, which was substantially non-cash as we utilized our NOLs as described above.
8. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2019.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2019
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$671	$671	$—	$—
Bank notes/certificates of deposit/time deposits	3,047	—	3,047	—
Corporate obligations	888	—	888	—
Repurchase agreements	250	—	250	—
	4,856	671	4,185	—
Restricted cash and short-term investments (1)	158	15	143	—
Long-term investments (3)	183	183	—	—
Total	$5,197	$869	$4,328	$—

(1)	Unrealized gains or losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $1.0 billion of bank notes/certificates of deposit/time deposits and $125 million of corporate obligations.

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
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$24,559	$25,334	$23,779	$23,775

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2019	2018	2019	2018
Service cost	$1	$1	$1	$1
Interest cost	175	169	9	9
Expected return on assets	(204)	(226)	(4)	(6)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(59)
Unrecognized net loss (gain)	37	36	(8)	(5)
Net periodic benefit cost (income)	$16	$(13)	$(61)	$(60)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2019	2018	2019	2018
Service cost	$2	$2	$3	$3
Interest cost	527	507	26	26
Expected return on assets	(611)	(678)	(12)	(17)
Amortization of:
Prior service cost (benefit)	21	21	(177)	(178)
Unrecognized net loss (gain)	113	108	(24)	(15)
Net periodic benefit cost (income)	$52	$(40)	$(184)	$(181)

Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The components of net periodic benefit cost (income) other than the service cost component are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first nine months of 2019, we made contributions of $1.2 billion to our defined benefit pension plans.
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2018	$(4,673)	$(5)	$(1,218)		$(5,896)
Other comprehensive income (loss) before reclassifications	(1)	4	(1)		2
Amounts reclassified from AOCI	(67)	—	15	(2)	(52)
Net current-period other comprehensive income (loss)	(68)	4	14		(50)
Balance at September 30, 2019	$(4,741)	$(1)	$(1,204)		$(5,946)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(40)	$(40)	$(121)	$(121)	Nonoperating other income (expense), net
Actuarial loss	22	23	69	72	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$(18)	$(17)	$(52)	$(49)

11. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Aircraft fuel and related taxes	$485	$506	$1,395	$1,369
Salaries, wages and benefits	461	403	1,310	1,175
Capacity purchases from third-party regional carriers (1)	354	363	1,046	1,081
Maintenance, materials and repairs	108	83	303	251
Other rent and landing fees	167	155	495	455
Aircraft rent	8	8	23	25
Selling expenses	102	94	299	276
Depreciation and amortization	84	76	246	241
Special items, net	6	2	6	1
Other	158	143	459	449
Total regional expenses	$1,933	$1,833	$5,582	$5,323

(1)
During the three months ended September 30, 2019 and 2018, we recognized $150 million and $142 million, respectively, of expense under our capacity purchase agreement with Republic Airline Inc. (Republic). During the nine months ended September 30, 2019 and 2018, we recognized $442 million and $423 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

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
DOJ Investigation Related to the United States Postal Service. In April 2015, the Department of Justice (DOJ) informed us of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air and focusing on potential violations of the False Claims Act or other statutes. In October 2015, we received a Civil Investigative Demand from the DOJ seeking certain information relating to these contracts and the DOJ has also sought information concerning certain of the airlines that transport mail on a codeshare basis. In August 2019, we entered into a settlement with the Civil Division of the DOJ, pursuant to which we paid $22 million. We admitted no liability in connection with this settlement.
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
13. Subsequent Events
Dividend Declaration
In October 2019, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of November 6, 2019, and payable on November 20, 2019. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued at any time at our discretion and without prior notice.

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues:
Passenger	$10,995	$10,561	$31,663	$30,714
Cargo	208	260	647	748
Other	707	735	2,139	2,132
Total operating revenues	11,910	11,556	34,449	33,594
Operating expenses:
Aircraft fuel and related taxes	1,989	2,234	5,710	6,100
Salaries, wages and benefits	3,217	3,129	9,503	9,234
Regional expenses	1,913	1,810	5,616	5,275
Maintenance, materials and repairs	610	526	1,745	1,499
Other rent and landing fees	530	502	1,568	1,463
Aircraft rent	335	318	996	939
Selling expenses	424	395	1,194	1,136
Depreciation and amortization	499	468	1,469	1,366
Special items, net	228	207	487	615
Other	1,337	1,261	3,860	3,835
Total operating expenses	11,082	10,850	32,148	31,462
Operating income	828	706	2,301	2,132
Nonoperating income (expense):
Interest income	131	85	389	240
Interest expense, net	(281)	(259)	(835)	(764)
Other income (expense), net	(10)	45	69	109
Total nonoperating expense, net	(160)	(129)	(377)	(415)
Income before income taxes	668	577	1,924	1,717
Income tax provision	160	144	472	466
Net income	$508	$433	$1,452	$1,251
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$508	$433	$1,452	$1,251
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(19)	(17)	(53)	(50)
Investments	—	—	3	—
Total other comprehensive loss, net of tax	(19)	(17)	(50)	(50)
Total comprehensive income	$489	$416	$1,402	$1,201
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par value)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$303	$265
Short-term investments	4,854	4,482
Restricted cash and short-term investments	158	154
Accounts receivable, net	1,872	1,755
Receivables from related parties, net	11,232	10,666
Aircraft fuel, spare parts and supplies, net	1,710	1,442
Prepaid expenses and other	594	493
Total current assets	20,723	19,257
Operating property and equipment
Flight equipment	41,971	41,180
Ground property and equipment	8,891	8,466
Equipment purchase deposits	1,567	1,277
Total property and equipment, at cost	52,429	50,923
Less accumulated depreciation and amortization	(18,152)	(17,123)
Total property and equipment, net	34,277	33,800
Operating lease right-of-use assets	8,795	9,094
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $694 and $663, respectively	2,095	2,137
Deferred tax asset	714	1,280
Other assets	1,184	1,219
Total other assets	8,084	8,727
Total assets	$71,879	$70,878
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$2,356	$2,547
Accounts payable	1,861	1,707
Accrued salaries and wages	1,355	1,363
Air traffic liability	5,569	4,339
Loyalty program liability	3,197	3,267
Operating lease liabilities	1,657	1,639
Other accrued liabilities	2,063	2,259
Total current liabilities	18,058	17,121
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	20,857	20,650
Pension and postretirement benefits	5,570	6,863
Loyalty program liability	5,325	5,272
Operating lease liabilities	7,499	7,857
Other liabilities	1,310	1,345
Total noncurrent liabilities	40,561	41,987
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,881	16,802
Accumulated other comprehensive loss	(6,042)	(5,992)
Retained earnings	2,421	960
Total stockholder’s equity	13,260	11,770
Total liabilities and stockholder’s equity	$71,879	$70,878
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$2,910	$1,295
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(3,043)	(2,697)
Proceeds from sale of property and equipment and sale-leaseback transactions	671	855
Purchases of short-term investments	(2,878)	(2,582)
Sales of short-term investments	2,524	2,816
Decrease (increase) in restricted short-term investments	(2)	72
Other investing activities	(68)	(5)
Net cash used in investing activities	(2,796)	(1,541)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,800	2,149
Payments on long-term debt and finance leases	(2,835)	(1,940)
Deferred financing costs	(41)	(48)
Net cash provided by (used in) financing activities	(76)	161
Net increase (decrease) in cash and restricted cash	38	(85)
Cash and restricted cash at beginning of period	276	390
Cash and restricted cash at end of period (1)	$314	$305

Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$853	$728
Finance leases	46	—
Settlement of bankruptcy obligations	7	—
Supplemental information:
Interest paid, net	772	741
Income taxes paid	5	14

(1)	The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$303	$294
Restricted cash included in restricted cash and short-term investments	11	11
Total cash and restricted cash	$314	$305
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2018	$—	$16,802	$(5,992)	$960	$11,770
Net income	—	—	—	230	230
Other comprehensive loss, net	—	—	(13)	—	(13)
Share-based compensation expense	—	25	—	—	25
Balance at March 31, 2019	—	16,827	(6,005)	1,190	12,012
Net income	—	—	—	714	714
Other comprehensive loss, net	—	—	(18)	—	(18)
Share-based compensation expense	—	25	—	—	25
Intercompany equity transfer	—	7	—	—	7
Balance at June 30, 2019	—	16,859	(6,023)	1,904	12,740
Net income	—	—	—	508	508
Other comprehensive loss, net	—	—	(19)	—	(19)
Share-based compensation expense	—	22	—	—	22
Intercompany equity transfer	—	—	—	9	9
Balance at September 30, 2019	$—	$16,881	$(6,042)	$2,421	$13,260

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2017	$—	$16,716	$(5,873)	$(955)	$9,888
Net income	—	—	—	209	209
Other comprehensive loss, net	—	—	(18)	—	(18)
Share-based compensation expense	—	24	—	—	24
Impact of adoption of Accounting Standards Update (ASU) 2016-01 related to financial instruments	—	—	—	60	60
Impact of adoption of ASU 2016-02 related to leases	—	—	—	197	197
Balance at March 31, 2018	—	16,740	(5,891)	(489)	10,360
Net income	—	—	—	609	609
Other comprehensive loss, net	—	—	(15)	—	(15)
Share-based compensation expense	—	20	—	—	20
Balance at June 30, 2018	—	16,760	(5,906)	120	10,974
Net income	—	—	—	433	433
Other comprehensive loss, net	—	—	(17)	—	(17)
Share-based compensation expense	—	23	—	—	23
Balance at September 30, 2018	$—	$16,783	$(5,923)	$553	$11,413
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
In the fourth quarter of 2018, American adopted ASU 2016-02: Leases (Topic 842) (the New Lease Standard) as of January 1, 2018. The New Lease Standard did not require the recast of prior periods; however, since American elected to early adopt the New Lease Standard in the fourth quarter of 2018, the three and nine months ended September 30, 2018 have been recast to reflect the effects of adoption. As a result of the adoption of the New Lease Standard, American's net income increased by $31 million for the three months ended September 30, 2018 and decreased by $6 million for the nine months ended September 30, 2018.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fleet impairment (1)	$201	$—	$201	$—
Fleet restructuring expenses (2)	72	101	232	327
Litigation reserve adjustments	(53)	—	(53)	45
Merger integration expenses (3)	29	68	106	188
Mark-to-market adjustments on bankruptcy obligations, net (4)	(22)	17	(18)	(39)
Severance expenses (5)	—	20	7	20
Intangible asset impairment (6)	—	—	—	26
Labor contract expenses	—	—	—	13
Other operating charges, net	1	1	12	35
Mainline operating special items, net	228	207	487	615

Mark-to-market adjustments on equity and other investments, net (7)	45	15	37	82
Debt refinancing and extinguishment charges	7	—	14	13
Nonoperating special items, net	52	15	51	95

Income tax special items, net (8)	—	—	—	48

(1)	Fleet impairment includes a non-cash write-down of aircraft related to the planned retirement of American's Embraer E190 fleet.

(2)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(3)	Merger integration expenses included costs associated with integration projects, principally American's technical operations, flight attendant, human resources and payroll systems.

(4)	Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.

(5)	Severance expenses primarily included costs associated with reductions of management and support staff team members.

(6)	Intangible asset impairment includes a non-cash charge to write-off American's Brazil route authority as a result of the U.S.-Brazil open skies agreement.

(7)
Mark-to-market adjustments on equity and other investments, net primarily relates to net unrealized losses associated with American's equity investment in China Southern Airlines Company Limited (China Southern Airlines).

(8)
Income tax special items, net for the nine months ended September 30, 2018 included a $30 million charge to income tax expense to establish a required valuation allowance related to American's estimated refund for Alternative Minimum Tax (AMT) credits and an $18 million charge related to an international income tax matter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American's reported operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Passenger revenue:
Passenger travel	$10,226	$9,790	$29,215	$28,278
Loyalty revenue - travel (1)	769	771	2,448	2,436
Total passenger revenue	10,995	10,561	31,663	30,714
Cargo	208	260	647	748
Other:
Loyalty revenue - marketing services	570	613	1,742	1,765
Other revenue	137	122	397	367
Total other revenue	707	735	2,139	2,132
Total operating revenues	$11,910	$11,556	$34,449	$33,594

(1)	Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions earned through travel and mileage credits sold to co-branded credit card and other partners.
The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Domestic	$7,814	$7,424	$23,048	$22,071
Latin America	1,218	1,210	3,829	3,939
Atlantic	1,596	1,504	3,677	3,471
Pacific	367	423	1,109	1,233
Total passenger revenue	$10,995	$10,561	$31,663	$30,714

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

	September 30, 2019	December 31, 2018
	(In millions)
Loyalty program liability	$8,522	$8,539
Air traffic liability	5,569	4,339
Total	$14,091	$12,878

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2018	$8,539
Deferral of revenue	2,587
Recognition of revenue (1)	(2,604)
Balance at September 30, 2019 (2)	$8,522

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of September 30, 2019, American's current loyalty program liability was $3.2 billion and represents American's current estimate of revenue expected to be recognized in the next twelve months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within twelve months. For the nine months ended September 30, 2019, $3.2 billion of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2018.
4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2019	December 31, 2018
Secured
2013 Credit Facilities, variable interest rate of 3.80%, installments through 2025	$1,807	$1,825
2014 Credit Facilities, variable interest rate of 4.05%, installments through 2021	1,215	1,215
April 2016 Credit Facilities, variable interest rate of 4.04%, installments through 2023	970	980
December 2016 Credit Facilities, variable interest rate of 4.03%, installments through 2023	1,225	1,225
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 4.07%, maturing from 2020 to 2032	11,929	11,648
Equipment loans and other notes payable, fixed and variable interest rates ranging from 3.16% to 7.31%, averaging 3.74%, maturing from 2019 to 2031	4,882	5,060
Special facility revenue bonds, fixed interest rate of 5.00%, maturing from 2020 to 2031	725	769
Total long-term debt	22,753	22,722
Less: Total unamortized debt discount, premium and issuance costs	215	219
Less: Current maturities	2,252	2,466
Long-term debt, net of current maturities	$20,286	$20,037

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of September 30, 2019 (in millions):

2013 Revolving Facility	$1,000
2014 Revolving Facility	1,543
April 2016 Revolving Facility	300
Total	$2,843

The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and pre-delivery payments.
2019 Financing Activities
2019-1 Aircraft EETCs
In August 2019, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2019-1 Class AA, Class A and Class B EETCs (the 2019-1 Aircraft EETCs) in connection with the financing of 35 aircraft previously delivered or to be delivered to American through September 2020 (the 2019-1 Aircraft). In the third quarter of 2019, approximately $513 million of the proceeds were used to purchase equipment notes issued by American in connection with financing 15 aircraft under the 2019-1 Aircraft EETCs, of which $464 million was used to repay existing indebtedness. Interest and principal payments on equipment notes issued in connection with the 2019-1 Aircraft EETCs are payable semi-annually in February and August of each year, with interest payments scheduled to begin in February 2020 and with principal payments scheduled to begin (i) in the case of equipment notes with respect to any 2019-1 Aircraft owned by American at the time of issuance of the 2019-1 Aircraft EETCs, in February 2020 and (ii) in the case of equipment notes with respect to the Embraer E175LR aircraft and the Airbus A321neo aircraft scheduled to be delivered after the issuance of the 2019-1 Aircraft EETCs, in August 2020 and August 2021, respectively. The remaining proceeds of approximately $584 million are being held in escrow with a depositary for the benefit of the holders of the 2019-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2019-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depositary for the benefit of the holders of the 2019-1 Aircraft EETCs are not American’s assets.
Certain information regarding the 2019-1 Aircraft EETC equipment notes and remaining escrowed proceeds, as of September 30, 2019, is set forth in the table below.

2019-1 Aircraft EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$579 million	$289 million	$229 million
Remaining escrowed proceeds	$308 million	$154 million	$122 million
Fixed interest rate per annum	3.15%	3.50%	3.85%
Maturity date	February 2032	February 2032	February 2028
2019-1 Spare Engine EETCs
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Equipment Notes and Other Notes Payable Issued in 2019
In the first nine months of 2019, American entered into agreements under which it borrowed $1.6 billion in connection with the financing or refinancing, as the case may be, of certain aircraft and other flight equipment, of which $643 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2023 through 2031 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 3.59% at September 30, 2019.
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
During the three and nine months ended September 30, 2019, American recorded an income tax provision of $160 million and $472 million, respectively, which was substantially non-cash as American utilized its NOLs as described above.
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2019.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2019
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$670	$670	$—	$—
Bank notes/certificates of deposit/time deposits	3,046	—	3,046	—
Corporate obligations	888	—	888	—
Repurchase agreements	250	—	250	—
	4,854	670	4,184	—
Restricted cash and short-term investments (1)	158	15	143	—
Long-term investments (3)	183	183	—	—
Total	$5,195	$868	$4,327	$—

(1)	Unrealized gains or losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $1.0 billion of bank notes/certificates of deposit/time deposits and $125 million of corporate obligations.

(3)	Long-term investments primarily include American's equity investment in China Southern Airlines and are classified in other assets on the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$22,538	$23,277	$22,503	$22,497

7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2019	2018	2019	2018
Service cost	$1	$1	$1	$1
Interest cost	174	168	9	9
Expected return on assets	(203)	(225)	(4)	(6)
Amortization of:
Prior service cost (benefit)	7	7	(59)	(59)
Unrecognized net loss (gain)	37	35	(8)	(5)
Net periodic benefit cost (income)	$16	$(14)	$(61)	$(60)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2019	2018	2019	2018
Service cost	$2	$2	$3	$3
Interest cost	524	504	26	26
Expected return on assets	(609)	(675)	(12)	(17)
Amortization of:
Prior service cost (benefit)	21	21	(177)	(178)
Unrecognized net loss (gain)	113	107	(24)	(15)
Net periodic benefit cost (income)	$51	$(41)	$(184)	$(181)

Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The components of net periodic benefit cost (income) other than the service cost component are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first nine months of 2019, American made contributions of $1.2 billion to its defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2018	$(4,658)	$(5)	$(1,329)		$(5,992)
Other comprehensive income (loss) before reclassifications	(1)	4	(1)		2
Amounts reclassified from AOCI	(67)	—	15	(2)	(52)
Net current-period other comprehensive income (loss)	(68)	4	14		(50)
Balance at September 30, 2019	$(4,726)	$(1)	$(1,315)		$(6,042)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(40)	$(40)	$(121)	$(121)	Nonoperating other income (expense), net
Actuarial loss	22	23	69	71	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$(18)	$(17)	$(52)	$(50)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

9. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Aircraft fuel and related taxes	$485	$506	$1,395	$1,369
Salaries, wages and benefits	76	86	241	254
Capacity purchases from third-party regional carriers (1)	900	817	2,665	2,440
Maintenance, materials and repairs	14	1	23	6
Other rent and landing fees	159	148	472	436
Aircraft rent	8	7	23	20
Selling expenses	102	94	299	275
Depreciation and amortization	72	65	210	200
Other	97	86	288	275
Total regional expenses	$1,913	$1,810	$5,616	$5,275

(1)
During the three months ended September 30, 2019 and 2018, American recognized $150 million and $142 million, respectively, of expense under its capacity purchase agreement with Republic Airline Inc. (Republic). During the nine months ended September 30, 2019 and 2018, American recognized $442 million and $423 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	September 30, 2019	December 31, 2018
AAG (1)	$13,382	$12,808
AAG’s wholly-owned subsidiaries (2)	(2,150)	(2,142)
Total	$11,232	$10,666

(1)	The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s dividend and share repurchase programs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
DOJ Investigation Related to the United States Postal Service. In April 2015, the Department of Justice (DOJ) informed American of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air and focusing on potential violations of the False Claims Act or other statutes. In October 2015, American received a Civil Investigative Demand from the DOJ seeking certain information relating to these contracts and the DOJ has also sought information concerning certain of the airlines that transport mail on a codeshare basis. In August 2019, American entered into a settlement with the Civil Division of the DOJ, pursuant to which American paid $22 million. American admitted no liability in connection with this settlement.
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
Background
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, we offer customers nearly 6,800 daily flights to more than 365 destinations in more than 60 countries from our hubs and gateways in Charlotte, Chicago, Dallas/Fort Worth, London Heathrow (LHR), Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the third quarter of 2019, approximately 56 million passengers boarded our flights.
Financial Overview
AAG’s Third Quarter 2019 Results
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

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger revenue	$10,995	$10,561	$434	4.1
Cargo revenue	208	260	(52)	(19.9)
Other operating revenue	708	738	(30)	(4.1)
Total operating revenues	11,911	11,559	352	3.0
Mainline and regional aircraft fuel and related taxes	2,474	2,740	(266)	(9.7)
Salaries, wages and benefits	3,219	3,131	88	2.8
Total operating expenses	11,103	10,874	229	2.1
Operating income	808	685	123	18.0
Pre-tax income	557	496	61	12.4
Income tax provision	132	124	8	7.1
Net income	425	372	53	14.2

Pre-tax income	$557	$496	$61	12.4
Adjusted for: Total pre-tax net special items (1)	278	224	54	24.0
Pre-tax income excluding net special items	$835	$720	$115	16.0

(1)
See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A of this report for details on the components of net special items.

Pre-Tax Income and Net Income
Pre-tax income and net income were $557 million and $425 million, respectively, in the third quarter of 2019. This compares to third quarter 2018 pre-tax income and net income of $496 million and $372 million, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $835 million and $720 million in the third quarters of 2019 and 2018, respectively. The quarter-over-quarter increase in our pre-tax income, on both a GAAP basis and excluding pre-tax net special items, was principally driven by higher revenues and lower fuel costs, offset in part by increases in salaries, wages and benefits, maintenance expenses, and costs associated with increased regional capacity.
Fleet and Operation
On March 13, 2019, a directive from the Federal Aviation Administration (FAA) grounded all U.S.-registered Boeing 737 MAX aircraft. Our fleet currently includes 24 Boeing 737 MAX aircraft with an additional 76 aircraft on order. As a result of this directive, we canceled 9,475 flights in the third quarter of 2019.
We estimate that the Boeing 737 MAX flight cancellations decreased our third quarter 2019 pre-tax income by approximately $140 million.
We have removed all Boeing 737 MAX flying from our flight schedule through January 15, 2020. In total, we currently estimate the Boeing 737 MAX cancellations will decrease our full-year 2019 pre-tax income by approximately $540 million.
In addition, in May, we initiated litigation against the Transport Workers Union of America, AFL-CIO, International Association of Machinists and Aerospace Workers, and Airline Mechanic and Related Employee Association TWU/IAM, claiming that the unions have been engaged in an illegal work slowdown in an effort to influence contract negotiations. A permanent injunction enjoining the slowdown and further interruption to our operations was granted by the U.S. District Court for the Northern District of Texas on August 12, 2019. On August, 13, 2019, we filed a motion asking for sanctions against the unions as illegal actions were continuing. The issue of sanctions has not yet been decided by the court.
As announced on September 26, 2019, we are in the process of unwinding our commercial relationship with LATAM, and that airline is also in the process of withdrawing from the oneworld alliance. We do not expect this change to have a significant financial impact on our company. After giving effect to this change, American remains the largest U.S. carrier to Latin America.
Revenue
In the third quarter of 2019, we reported total operating revenues of $11.9 billion, an increase of $352 million, or 3.0%, as compared to the third quarter of 2018. Passenger revenue was $11.0 billion in the third quarter of 2019, an increase of $434 million, or 4.1%, as compared to the third quarter of 2018. The increase in passenger revenue in the third quarter of 2019 was due to continued strength in passenger demand resulting in a 4.9% quarter-over-quarter increase in revenue passenger miles (RPMs) and a 3.2 point increase in passenger load factor. Domestic passenger revenue per available seat mile (PRASM) increased 4.0% as compared to the third quarter of 2018. Latin America was the best performing international region with PRASM increasing 5.9%, while Atlantic PRASM declined 4.6% principally due to lower transfer payments related to our joint business arrangement and foreign currency effects.
Cargo revenue decreased $52 million, or 19.9%, for the third quarter of 2019, primarily due to a 16.5% decrease in cargo ton miles reflecting declines in freight volumes, principally as a result of international schedule reductions. Other revenue decreased $30 million, or 4.1%, as compared to the third quarter of 2018, driven primarily by lower loyalty marketing revenue due to certain contractual amounts earned in the third quarter of 2018 that did not occur in 2019.
Despite the negative impact to revenue due to Hurricane Dorian, our total revenue per available seat mile (TRASM) was 15.71 cents in the third quarter of 2019, a 2.0% increase as compared to 15.40 cents in the third quarter of 2018. This marks our twelfth consecutive quarter of positive TRASM growth.
Fuel
Our mainline and regional fuel expense totaled $2.5 billion in the third quarter of 2019, which was $266 million, or 9.7%, lower compared to the third quarter of 2018. This decrease was primarily driven by an 11.1% decrease in the average price per gallon of fuel including related taxes to $2.05 in the third quarter of 2019 from $2.30 in the third quarter of 2018.
As of September 30, 2019, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.
Our 2019 third quarter total cost per available seat mile (CASM) was 14.64 cents, an increase of 1.0%, from 14.49 cents in the third quarter of 2018.
Our 2019 third quarter CASM excluding net special items and fuel was 11.07 cents, an increase of 4.8%, as compared to the third quarter of 2018. The increase was primarily driven by lower than planned capacity in the third quarter of 2019 due to the Boeing 737 MAX grounding.
For a reconciliation of CASM to total CASM excluding net special items and fuel, see below “Reconciliation of GAAP to Non-GAAP Financial Measures.”
Liquidity
As of September 30, 2019, we had approximately $8.0 billion in total available liquidity, consisting of $5.2 billion in unrestricted cash and short-term investments and $2.8 billion in undrawn capacity under our revolving credit facilities. We also had restricted cash and short-term investments of $158 million.
During the third quarter of 2019, we completed the following financing transactions:

•	Raised $961 million from enhanced equipment trust certificates (EETCs) and other aircraft and flight equipment financings, of which $643 million was used to repay existing indebtedness; and

•	Raised $111 million from aircraft sale-leaseback transactions.
See Note 6 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on our debt obligations.
Additionally, in the third quarter of 2019, we returned $244 million to our stockholders, including the repurchase of $200 million of our common stock, or 7.3 million shares, and a quarterly dividend payment of $44 million. Since our capital return program commenced in mid-2014, we have returned $13.3 billion to stockholders, including $12.1 billion in share repurchases, or 302.9 million shares, and $1.2 billion in quarterly dividend payments.

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
The following table presents the reconciliation of pre-tax income (GAAP measure) to pre-tax income excluding net special items (non-GAAP measure). Management uses this non-GAAP financial measure to evaluate our current operating performance and to allow for period-to-period comparisons. As net special items may vary from period-to-period in nature and amount, the adjustment to exclude net special items allows management an additional tool to understand our core operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Reconciliation of Pre-Tax Income Excluding Net Special Items:
Pre-tax income - GAAP	$557	$496	$1,685	$1,489
Pre-tax net special items (1):
Operating special items, net	234	209	493	616
Nonoperating special items, net	44	15	43	95
Total pre-tax net special items	278	224	536	711
Pre-tax income excluding net special items	$835	$720	$2,221	$2,200

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

Additionally, the table below presents the reconciliation of total operating costs (GAAP measure) to total operating costs excluding net special items and fuel (non-GAAP measure). Management uses total operating costs excluding net special items and fuel to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. The adjustment to exclude aircraft fuel and net special items allows management an additional tool to understand and analyze our non-fuel costs and core operating performance. Amounts may not recalculate due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Total Operating Costs per Available Seat Mile (CASM) Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses - GAAP	$11,103	$10,874	$32,119	$31,518
Operating net special items:
Mainline operating special items, net (1)	(228)	(207)	(487)	(615)
Regional operating special items, net	(6)	(2)	(6)	(1)
Fuel:
Aircraft fuel and related taxes - mainline	(1,989)	(2,234)	(5,710)	(6,100)
Aircraft fuel and related taxes - regional	(485)	(506)	(1,395)	(1,369)
Total operating expenses, excluding net special items and fuel	$8,395	$7,925	$24,521	$23,433
(In millions)
Total Available Seat Miles (ASM)	75,820	75,039	214,816	213,756
(In cents)
Total operating CASM	14.64	14.49	14.95	14.74
Operating net special items per ASM:
Mainline operating special items, net (1)	(0.30)	(0.28)	(0.23)	(0.29)
Regional operating special items, net	(0.01)	—	—	—
Fuel per ASM:
Aircraft fuel and related taxes - mainline	(2.62)	(2.98)	(2.66)	(2.85)
Aircraft fuel and related taxes - regional	(0.64)	(0.67)	(0.65)	(0.64)
Total operating CASM, excluding net special items and fuel	11.07	10.56	11.41	10.96

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2019	2018			2019	2018
Revenue passenger miles (millions) (a)	64,874	61,865	4.9%		182,334	175,589	3.8%
Available seat miles (millions) (b)	75,820	75,039	1.0%		214,816	213,756	0.5%
Passenger load factor (percent) (c)	85.6	82.4	3.2	pts	84.9	82.1	2.8	pts
Yield (cents) (d)	16.95	17.07	(0.7)%		17.37	17.49	(0.7)%
Passenger revenue per available seat mile (cents) (e)	14.50	14.07	3.0%		14.74	14.37	2.6%
Total revenue per available seat mile (cents) (f)	15.71	15.40	2.0%		16.04	15.72	2.0%
Aircraft at end of period (g)	1,552	1,541	0.7%		1,552	1,541	0.7%
Fuel consumption (gallons in millions)	1,209	1,190	1.5%		3,420	3,367	1.6%
Average aircraft fuel price including related taxes (dollars per gallon)	2.05	2.30	(11.1)%		2.08	2.22	(6.4)%
Full-time equivalent employees at end of period	131,900	130,500	1.1%		131,900	130,500	1.1%
Operating cost per available seat mile (cents) (h)	14.64	14.49	1.0%		14.95	14.74	1.4%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenue divided by ASMs.

(f)	Total revenue per available seat mile (TRASM) – Total revenues divided by ASMs.

(g)
Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes seven Embraer 140 regional aircraft that are in temporary storage.

(h)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Pre-tax income and net income were $557 million and $425 million, respectively, in the third quarter of 2019. This compares to third quarter 2018 pre-tax income and net income of $496 million and $372 million, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $835 million and $720 million in the third quarters of 2019 and 2018, respectively.
The quarter-over-quarter increase in our pre-tax income, on both a GAAP basis and excluding pre-tax net special items, was principally driven by higher revenues and lower fuel costs, offset in part by increases in salaries, wages and benefits, maintenance expenses, and costs associated with increased regional capacity.

Operating Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger	$10,995	$10,561	$434	4.1
Cargo	208	260	(52)	(19.9)
Other	708	738	(30)	(4.1)
Total operating revenues	$11,911	$11,559	$352	3.0
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended September 30, 2018
	Three Months Ended September 30, 2019	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$10,995	4.9%	1.0%	3.2	pts	(0.7)%	3.0%
Passenger revenue increased $434 million, or 4.1%, in the third quarter of 2019 from the third quarter of 2018 primarily due to continued strength in passenger demand resulting in a 4.9% quarter-over-quarter increase in RPMs and a 3.2 point increase in passenger load factor. Domestic PRASM increased 4.0% as compared to the third quarter of 2018. Latin America was the best performing international region with PRASM increasing 5.9%, while Atlantic PRASM declined 4.6% principally due to lower transfer payments related to our joint business arrangement and foreign currency effects.
Cargo revenue decreased $52 million, or 19.9%, in the third quarter of 2019 from the third quarter of 2018 primarily due to a 16.5% decrease in cargo ton miles reflecting declines in freight volumes, principally as a result of international schedule reductions.
Other revenue decreased $30 million, or 4.1%, as compared to the third quarter of 2018, driven primarily by lower loyalty marketing revenue due to certain contractual amounts earned in the third quarter of 2018 that did not occur in 2019.
Total operating revenues in the third quarter of 2019 increased $352 million, or 3.0%, from the third quarter of 2018 driven principally by a 4.1% increase in passenger revenue as described above. Despite the negative impact to revenue due to Hurricane Dorian, our TRASM was 15.71 cents in the third quarter of 2019, a 2.0% increase as compared to 15.40 cents in the third quarter of 2018.

Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,989	$2,234	$(245)	(11.0)
Salaries, wages and benefits	3,219	3,131	88	2.8
Maintenance, materials and repairs	610	526	84	15.9
Other rent and landing fees	530	502	28	5.5
Aircraft rent	335	318	17	5.2
Selling expenses	424	395	29	7.3
Depreciation and amortization	499	468	31	6.6
Special items, net	228	207	21	10.2
Other	1,336	1,260	76	6.1
Regional expenses:
Aircraft fuel and related taxes	485	506	(21)	(4.2)
Other	1,448	1,327	121	9.2
Total operating expenses	$11,103	$10,874	$229	2.1
Total operating expenses increased $229 million, or 2.1%, in the third quarter of 2019 from the third quarter of 2018. See detailed explanations below relating to changes in total CASM.
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
The table below presents the reconciliation of total operating expenses (GAAP measure) to total operating costs excluding net special items and fuel (non-GAAP measure). Management uses total operating costs excluding net special items and fuel to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. The adjustment to exclude aircraft fuel and net special items allows management an additional tool to understand and analyze our non-fuel costs and core operating performance.

The major components of our total CASM and our total CASM excluding net special items and fuel for the three months ended September 30, 2019 and 2018 are as follows (amounts may not recalculate due to rounding):

	Three Months Ended September 30,		Percent Increase (Decrease)
	2019	2018
	(In cents, except percentage changes)
Total CASM:
Aircraft fuel and related taxes	2.62	2.98	(11.9)
Salaries, wages and benefits	4.25	4.17	1.7
Maintenance, materials and repairs	0.80	0.70	14.7
Other rent and landing fees	0.70	0.67	4.4
Aircraft rent	0.44	0.42	4.1
Selling expenses	0.56	0.53	6.2
Depreciation and amortization	0.66	0.62	5.5
Special items, net	0.30	0.28	9.1
Other	1.76	1.68	5.0
Regional expenses:
Aircraft fuel and related taxes	0.64	0.67	(5.2)
Other	1.91	1.77	8.0
Total CASM	14.64	14.49	1.0
Special items, net	(0.30)	(0.28)	9.1
Regional operating special items, net	(0.01)	—	nm (1)
Aircraft fuel and related taxes:
Aircraft fuel and related taxes - mainline	(2.62)	(2.98)	(11.9)
Aircraft fuel and related taxes - regional	(0.64)	(0.67)	(5.2)
Total CASM, excluding net special items and fuel	11.07	10.56	4.8

(1) Not meaningful.
Significant changes in the components of total CASM are as follows:

•
Mainline aircraft fuel and related taxes per ASM decreased 11.9% primarily due to an 11.2% decrease in the average price per gallon of fuel including related taxes to $2.03 in the third quarter of 2019 from $2.28 in the third quarter of 2018.

•
Maintenance, materials and repairs per ASM increased 14.7% in the third quarter of 2019 as compared to the third quarter of 2018, primarily due to a contract change that resulted in certain flight equipment transitioning to a flight hour based contract (referred to as power by the hour) whereby expense is incurred and recognized based on actual hours flown. Previously, this flight equipment was covered by a time and materials based contract whereby expense is incurred and recognized as maintenance is performed. An increase in the volume of airframe and engine overhauls performed under time and material based contracts as well as an increase in the volume of component part repairs also drove higher maintenance expenses in the third quarter of 2019.

•	Selling expenses per ASM increased 6.2% primarily due to higher commission expense and credit card fees driven by the overall increase in revenues.

•
Depreciation and amortization per ASM increased 5.5% due in part to airport and other facility improvements and the harmonization of interior configurations across the mainline fleet. Depreciation associated with our fleet renewal program also contributed to the increase.

•
Regional aircraft fuel and related taxes per ASM decreased 5.2% primarily due to a 10.9% decrease in the average price per gallon of fuel including related taxes to $2.13 in the third quarter of 2019 from $2.39 in the third quarter of 2018. This decrease was offset in part by a 7.6% increase in gallons of fuel consumed, principally due to increased capacity.

•	Regional other operating expenses per ASM increased 8.0% primarily driven by an 8.5% increase in regional capacity, principally from our wholly-owned regional carriers.
Operating Special Items, Net

	Three Months Ended September 30,
	2019	2018
	(In millions)
Fleet impairment (1)	$201	$—
Fleet restructuring expenses (2)	72	101
Litigation reserve adjustments	(53)	—
Merger integration expenses (3)	29	68
Mark-to-market adjustments on bankruptcy obligations, net (4)	(22)	17
Severance expenses (5)	—	20
Other operating charges, net	1	1
Total mainline operating special items, net	228	207
Regional operating special items, net	6	2
Total operating special items, net	$234	$209

(1)	Fleet impairment includes a non-cash write-down of aircraft related to the planned retirement of our Embraer E190 fleet.

(2)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(3)	Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.

(4)	Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

(5)	Severance expenses primarily included costs associated with reductions of management and support staff team members.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Interest income	$34	$29	$5	18.0
Interest expense, net	(284)	(262)	(22)	8.2
Other income (expense), net	(1)	44	(45)	nm
Total nonoperating expense, net	$(251)	$(189)	$(62)	32.7

Interest expense, net increased $22 million, or 8.2%, in the third quarter of 2019 as compared to the third quarter of 2018 primarily due to the issuance of debt and lower capitalized interest.
In the third quarter of 2019, other nonoperating expense, net principally included a $45 million net special charge for mark-to-market unrealized losses primarily associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines), offset in part by $47 million of non-service related pension and other postretirement benefit plan income.

In the third quarter of 2018, other nonoperating income, net principally included $75 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $23 million of net foreign currency losses, principally associated with losses from Latin American currencies, and a $15 million net special charge for mark-to-market unrealized losses primarily associated with our equity investment in China Southern Airlines.
The decrease in non-service related pension and other postretirement benefit plan income in the third quarter of 2019 as compared to the third quarter of 2018 is principally due to a decrease in the expected return on pension plan assets.
Income Taxes
In the third quarter of 2019, we recorded an income tax provision of $132 million, which was substantially non-cash due to utilization of our net operating losses (NOLs). Substantially all of our income before income taxes is attributable to the United States. At December 31, 2018, we had approximately $10.2 billion of federal NOLs and $3.2 billion of state NOLs, substantially all of which are expected to be available in 2019 to reduce federal and state taxable income.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Pre-tax income and net income were $1.7 billion and $1.3 billion, respectively, in the first nine months of 2019. This compares to the first nine months of 2018 pre-tax income and net income of $1.5 billion and $1.1 billion, respectively. Excluding the effects of pre-tax net special items, pre-tax income was flat at $2.2 billion in both the first nine months of 2019 and 2018.
The period-over-period increase in our pre-tax income was principally driven by higher revenues and lower fuel costs, offset in part by increases in salaries, wages and benefits, maintenance expenses, and costs associated with increased regional capacity.
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger	$31,663	$30,714	$949	3.1
Cargo	647	748	(101)	(13.5)
Other	2,145	2,141	4	0.2
Total operating revenues	$34,455	$33,603	$852	2.5
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Nine Months Ended September 30, 2018
	Nine Months Ended September 30, 2019	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$31,663	3.8%	0.5%	2.8	pts	(0.7)%	2.6%
Passenger revenue increased $949 million, or 3.1%, in the first nine months of 2019 from the first nine months of 2018 primarily due to continued strength in passenger demand resulting in a 3.8% period-over-period increase in RPMs and a 2.8 point increase in passenger load factor.
Cargo revenue decreased $101 million, or 13.5%, in the first nine months of 2019 from the first nine months of 2018 primarily due to a 14.1% decrease in cargo ton miles reflecting declines in international freight volumes.
Total operating revenues in the first nine months of 2019 increased $852 million, or 2.5%, from the first nine months of 2018 driven principally by a 3.1% increase in passenger revenue as described above. Our TRASM was 16.04 cents in the first nine months of 2019, a 2.0% increase as compared to 15.72 cents in the first nine months of 2018.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$5,710	$6,100	$(390)	(6.4)
Salaries, wages and benefits	9,509	9,243	266	2.9
Maintenance, materials and repairs	1,745	1,499	246	16.4
Other rent and landing fees	1,568	1,463	105	7.2
Aircraft rent	996	939	57	6.1
Selling expenses	1,194	1,136	58	5.1
Depreciation and amortization	1,469	1,366	103	7.5
Special items, net	487	615	(128)	(20.8)
Other	3,859	3,834	25	0.6
Regional expenses:
Aircraft fuel and related taxes	1,395	1,369	26	1.8
Other	4,187	3,954	233	5.9
Total operating expenses	$32,119	$31,518	$601	1.9
Total operating expenses increased $601 million, or 1.9%, in the first nine months of 2019 from the first nine months of 2018. See detailed explanations below relating to changes in total CASM.
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
The table below presents the reconciliation of total operating expenses (GAAP measure) to total operating costs excluding net special items and fuel (non-GAAP measure). Management uses total operating costs excluding net special items and fuel to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. The adjustment to exclude aircraft fuel and net special items allows management an additional tool to understand and analyze our non-fuel costs and core operating performance.

The major components of our total CASM and our total CASM excluding net special items and fuel for the nine months ended September 30, 2019 and 2018 are as follows (amounts may not recalculate due to rounding):

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2019	2018
	(In cents, except percentage changes)
Total CASM:
Aircraft fuel and related taxes	2.66	2.85	(6.9)
Salaries, wages and benefits	4.43	4.32	2.4
Maintenance, materials and repairs	0.81	0.70	15.8
Other rent and landing fees	0.73	0.68	6.6
Aircraft rent	0.46	0.44	5.6
Selling expenses	0.56	0.53	4.6
Depreciation and amortization	0.68	0.64	7.0
Special items, net	0.23	0.29	(21.1)
Other	1.80	1.79	0.2
Regional expenses:
Aircraft fuel and related taxes	0.65	0.64	1.3
Other	1.95	1.85	5.4
Total CASM	14.95	14.74	1.4
Special items, net	(0.23)	(0.29)	(21.1)
Aircraft fuel and related taxes:
Aircraft fuel and related taxes - mainline	(2.66)	(2.85)	(6.9)
Aircraft fuel and related taxes - regional	(0.65)	(0.64)	1.3
Total CASM, excluding net special items and fuel	11.41	10.96	4.1
Significant changes in the components of total CASM are as follows:

•
Mainline aircraft fuel and related taxes per ASM decreased 6.9% primarily due to a 6.6% decrease in the average price per gallon of fuel including related taxes to $2.06 in the first nine months of 2019 from $2.20 in the first nine months of 2018.

•
Maintenance, materials and repairs per ASM increased 15.8% in the first nine months of 2019 as compared to the first nine months of 2018, primarily due to a contract change that resulted in certain flight equipment transitioning to a flight hour based contract (referred to as power by the hour) whereby expense is incurred and recognized based on actual hours flown. Previously, this flight equipment was covered by a time and materials based contract whereby expense is incurred and recognized as maintenance is performed. An increase in the volume of airframe and engine overhauls performed under time and material based contracts as well as an increase in the volume of component part repairs also drove higher maintenance expenses in the first nine months of 2019.

•
Other rent and landing fees per ASM increased 6.6% primarily due to an expansion at Dallas Fort Worth International Airport (DFW) that became fully operational in May 2019 and rate increases at certain hub airports in the first nine months of 2019 as compared to the first nine months of 2018.

•	Aircraft rent per ASM increased 5.6% primarily due to 22 leased mainline aircraft delivered subsequent to the third quarter of 2018.

•
Depreciation and amortization per ASM increased 7.0% due in part to airport and other facility improvements and the harmonization of interior configurations across the mainline fleet. Depreciation associated with our fleet renewal program also contributed to the increase.

•
Regional aircraft fuel and related taxes per ASM increased 1.3% primarily due to an 8.0% increase in gallons of fuel consumed, principally due to increased capacity. This increase was offset in part by a 5.7% decrease in the average price per gallon of fuel including related taxes to $2.15 in the first nine months of 2019 from $2.28 in the first nine months of 2018.

•	Regional other operating expenses per ASM increased 5.4% primarily driven by a 7.7% increase in regional capacity, principally from our wholly-owned regional carriers.
Operating Special Items, Net

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Fleet impairment (1)	$201	$—
Fleet restructuring expenses (2)	232	327
Litigation reserve adjustments	(53)	45
Merger integration expenses (3)	106	188
Mark-to-market adjustments on bankruptcy obligations, net (4)	(18)	(39)
Severance expenses (5)	7	20
Intangible asset impairment (6)	—	26
Labor contract expenses	—	13
Other operating charges, net	12	35
Total mainline operating special items, net	487	615
Regional operating special items, net	6	1
Total operating special items, net	$493	$616

(1)	Fleet impairment includes a non-cash write-down of aircraft related to the planned retirement of our Embraer E190 fleet.

(2)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(3)	Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.

(4)	Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

(5)	Severance expenses primarily included costs associated with reductions of management and support staff team members.

(6)	Intangible asset impairment includes a non-cash charge to write-off our Brazil route authority as a result of the U.S.-Brazil open skies agreement.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Interest income	$103	$84	$19	21.6
Interest expense, net	(830)	(788)	(42)	5.3
Other income, net	76	108	(32)	(29.1)
Total nonoperating expense, net	$(651)	$(596)	$(55)	9.2

Interest expense, net increased $42 million, or 5.3% in the first nine months of 2019 as compared to the first nine months of 2018 primarily due to the issuance of debt.
In the first nine months of 2019, other nonoperating income, net principally included $137 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by a $37 million net special charge for mark-to-market unrealized losses primarily associated with our equity investment in China Southern Airlines, $24 million of net foreign currency losses principally associated with losses from Latin American currencies, and $14 million of net special charges associated with debt refinancings and extinguishments.
In the first nine months of 2018, other nonoperating income, net principally included $226 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by an $82 million net special charge for mark-to-market unrealized losses primarily associated with our equity investment in China Southern Airlines, $41 million of net foreign currency losses, principally associated with losses from Latin American currencies, and $13 million of net special charges associated with debt refinancings and extinguishments.
The decrease in non-service related pension and other postretirement benefit plan income in the first nine months of 2019 as compared to the first nine months of 2018 is principally due to a decrease in the expected return on pension plan assets.
Income Taxes
In the first nine months of 2019, we recorded an income tax provision of $413 million, which was substantially non-cash due to utilization of our NOLs. Substantially all of our income before income taxes is attributable to the United States.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
American realized pre-tax income of $668 million and net income of $508 million in the third quarter of 2019. This compares to third quarter 2018 pre-tax income of $577 million and net income of $433 million.
The quarter-over-quarter increase in American's pre-tax income was principally driven by higher revenues and lower fuel costs, offset in part by increases in salaries, wages and benefits, maintenance expenses, and costs associated with increased regional capacity.
Operating Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger	$10,995	$10,561	$434	4.1
Cargo	208	260	(52)	(19.9)
Other	707	735	(28)	(3.9)
Total operating revenues	$11,910	$11,556	$354	3.1
Passenger revenue increased $434 million, or 4.1%, in the third quarter of 2019 from the third quarter of 2018 primarily due to continued strength in passenger demand resulting in a quarter-over-quarter increase in RPMs and an increase in passenger load factor. Domestic PRASM increased in the third quarter of 2019 from the third quarter of 2018. Latin America PRASM was the best performing international region, while Atlantic PRASM declined principally due to lower transfer payments related to American's joint business arrangement and foreign currency effects.
Cargo revenue decreased $52 million, or 19.9%, in the third quarter of 2019 from the third quarter of 2018 primarily due to a decrease in cargo ton miles reflecting declines in freight volumes, principally as a result of international schedule reductions.
Other revenue decreased $28 million, or 3.9%, as compared to the third quarter of 2018, driven primarily by lower loyalty marketing revenue due to certain contractual amounts earned in the third quarter of 2018 that did not occur in 2019.

Despite the negative impact to revenue due to Hurricane Dorian, total operating revenues in the third quarter of 2019 increased $354 million, or 3.1%, from the third quarter of 2018 driven principally by a 4.1% increase in passenger revenue as described above.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,989	$2,234	$(245)	(11.0)
Salaries, wages and benefits	3,217	3,129	88	2.8
Maintenance, materials and repairs	610	526	84	15.9
Other rent and landing fees	530	502	28	5.5
Aircraft rent	335	318	17	5.2
Selling expenses	424	395	29	7.3
Depreciation and amortization	499	468	31	6.6
Special items, net	228	207	21	10.2
Other	1,337	1,261	76	6.1
Regional expenses:
Aircraft fuel and related taxes	485	506	(21)	(4.2)
Other	1,428	1,304	124	9.6
Total operating expenses	$11,082	$10,850	$232	2.1
Total operating expenses increased $232 million, or 2.1%, in the third quarter of 2019 from the third quarter of 2018.
Significant changes in the components of American's total operating expenses are as follows:

•
Mainline aircraft fuel and related taxes decreased 11.0% primarily due to an 11.2% decrease in the average price per gallon of fuel including related taxes to $2.03 in the third quarter of 2019 from $2.28 in the third quarter of 2018.

•
Maintenance, materials and repairs increased 15.9% in the third quarter of 2019 as compared to the third quarter of 2018, primarily due to a contract change that resulted in certain flight equipment transitioning to a flight hour based contract (referred to as power by the hour) whereby expense is incurred and recognized based on actual hours flown. Previously, this flight equipment was covered by a time and materials based contract whereby expense is incurred and recognized as maintenance is performed. An increase in the volume of airframe and engine overhauls performed under time and material based contracts as well as an increase in the volume of component part repairs also drove higher maintenance expenses in the third quarter of 2019.

•	Selling expenses increased 7.3% primarily due to higher commission expense and credit card fees driven by the overall increase in revenues.

•
Depreciation and amortization increased 6.6% due in part to airport and other facility improvements and the harmonization of interior configurations across the mainline fleet. Depreciation associated with American's fleet renewal program also contributed to the increase.

•
Regional aircraft fuel and related taxes decreased 4.2% primarily due to a 10.9% decrease in the average price per gallon of fuel including related taxes to $2.13 in the third quarter of 2019 from $2.39 in the third quarter of 2018. This decrease was offset in part by a 7.6% increase in gallons of fuel consumed, principally due to increased capacity.

•	Regional other operating expenses increased 9.6% primarily driven by an increase in regional capacity.

Operating Special Items, Net

	Three Months Ended September 30,
	2019	2018
	(In millions)
Fleet impairment (1)	$201	$—
Fleet restructuring expenses (2)	72	101
Litigation reserve adjustments	(53)	—
Merger integration expenses (3)	29	68
Mark-to-market adjustments on bankruptcy obligations, net (4)	(22)	17
Severance expenses (5)	—	20
Other operating charges, net	1	1
Total mainline operating special items, net	$228	$207

(1)	Fleet impairment includes a non-cash write-down of aircraft related to the planned retirement of American's Embraer E190 fleet.

(2)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(3)	Merger integration expenses included costs associated with integration projects, principally American's technical operations, flight attendant, human resources and payroll systems.

(4)	Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.

(5)	Severance expenses primarily included costs associated with reductions of management and support staff team members.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Interest income	$131	$85	$46	53.8
Interest expense, net	(281)	(259)	(22)	8.4
Other income (expense), net	(10)	45	(55)	nm
Total nonoperating expense, net	$(160)	$(129)	$(31)	24.1
Interest income increased $46 million in the third quarter of 2019 as compared to the third quarter of 2018, primarily due to higher interest-bearing related party receivables from American's parent company, AAG.
Interest expense, net increased $22 million, or 8.4%, in the third quarter of 2019 as compared to the third quarter of 2018 primarily due to the issuance of debt and lower capitalized interest.
In the third quarter of 2019, other nonoperating expense, net principally included a $45 million net special charge for mark-to-market unrealized losses primarily associated with American's equity investment in China Southern Airlines, offset in part by $47 million of non-service related pension and other postretirement benefit plan income.
In the third quarter of 2018, other nonoperating income, net principally included $76 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $22 million of net foreign currency losses, principally associated with losses from Latin American currencies and a $15 million net special charge for mark-to-market unrealized losses primarily associated with American's equity investment in China Southern Airlines.

The decrease in non-service related pension and other postretirement benefit plan income in the third quarter of 2019 as compared to the third quarter of 2018 is principally due to a decrease in the expected return on pension plan assets.
Income Taxes
American is part of the AAG consolidated income tax return.
In the third quarter of 2019, American recorded an income tax provision of $160 million, which was substantially non-cash due to utilization of its NOLs. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2018, American had approximately $10.6 billion of federal NOLs and $3.1 billion of state NOLs, substantially all of which are expected to be available in 2019 to reduce federal and state taxable income.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
American realized pre-tax income of $1.9 billion and net income of $1.5 billion in the first nine months of 2019. This compares to the first nine months of 2018 pre-tax income of $1.7 billion and net income of $1.3 billion.
The period-over-period increase in American's pre-tax income was principally driven by higher revenues and lower fuel costs, offset in part by increases in salaries, wages and benefits, maintenance expenses, and costs associated with increased regional capacity.
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger	$31,663	$30,714	$949	3.1
Cargo	647	748	(101)	(13.5)
Other	2,139	2,132	7	0.3
Total operating revenues	$34,449	$33,594	$855	2.5
Passenger revenue increased $949 million, or 3.1%, in the first nine months of 2019 from the first nine months of 2018 primarily due to continued strength in passenger demand resulting in a period-over-period increase in RPMs and an increase in passenger load factor.
Cargo revenue decreased $101 million, or 13.5%, in the first nine months of 2019 from the first nine months of 2018 primarily due to a decrease in cargo ton miles reflecting declines in international freight volumes.
Total operating revenues in the first nine months of 2019 increased $855 million, or 2.5%, from the first nine months of 2018 driven principally by a 3.1% increase in passenger revenue as described above.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$5,710	$6,100	$(390)	(6.4)
Salaries, wages and benefits	9,503	9,234	269	2.9
Maintenance, materials and repairs	1,745	1,499	246	16.4
Other rent and landing fees	1,568	1,463	105	7.2
Aircraft rent	996	939	57	6.1
Selling expenses	1,194	1,136	58	5.1
Depreciation and amortization	1,469	1,366	103	7.5
Special items, net	487	615	(128)	(20.8)
Other	3,860	3,835	25	0.7
Regional expenses:
Aircraft fuel and related taxes	1,395	1,369	26	1.8
Other	4,221	3,906	315	8.0
Total operating expenses	$32,148	$31,462	$686	2.2
Total operating expenses increased $686 million, or 2.2%, in the first nine months of 2019 from the first nine months of 2018.
Significant changes in the components of American’s total operating expenses are as follows:

•
Mainline aircraft fuel and related taxes decreased 6.4% primarily due to a 6.6% decrease in the average price per gallon of fuel including related taxes to $2.06 in the first nine months of 2019 from $2.20 in the first nine months of 2018.

•
Maintenance, materials and repairs increased 16.4% in the first nine months of 2019 as compared to the first nine months of 2018, primarily due to a contract change that resulted in certain flight equipment transitioning to a flight hour based contract (referred to as power by the hour) whereby expense is incurred and recognized based on actual hours flown. Previously, this flight equipment was covered by a time and materials based contract whereby expense is incurred and recognized as maintenance is performed. An increase in the volume of airframe and engine overhauls performed under time and material based contracts as well as an increase in the volume of component part repairs also drove higher maintenance expenses in the first nine months of 2019.

•
Other rent and landing fees increased 7.2% primarily due to an expansion at DFW that became fully operational in May 2019 and rate increases at certain hub airports in the first nine months of 2019 as compared to the first nine months of 2018.

•	Aircraft rent increased 6.1% primarily due to 22 leased mainline aircraft delivered subsequent to the third quarter of 2018.

•
Depreciation and amortization increased 7.5% due in part to airport and other facility improvements and the harmonization of interior configurations across the mainline fleet. Depreciation associated with American's fleet renewal program also contributed to the increase.

•
Regional aircraft fuel and related taxes increased 1.8% primarily due to an 8.0% increase in gallons of fuel consumed, principally due to increased capacity. This increase was offset in part by a 5.7% decrease in the average price per gallon of fuel including related taxes to $2.15 in the first nine months of 2019 from $2.28 in the first nine months of 2018.

•	Regional other operating expenses increased 8.0% primarily driven by an increase in regional capacity.

Operating Special Items, Net

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Fleet impairment (1)	$201	$—
Fleet restructuring expenses (2)	232	327
Litigation reserve adjustments	(53)	45
Merger integration expenses (3)	106	188
Mark-to-market adjustments on bankruptcy obligations, net (4)	(18)	(39)
Severance expenses (5)	7	20
Intangible asset impairment (6)	—	26
Labor contract expenses	—	13
Other operating charges, net	12	35
Total mainline operating special items, net	$487	$615

(1)	Fleet impairment includes a non-cash write-down of aircraft related to the planned retirement of American's Embraer E190 fleet.

(2)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(3)	Merger integration expenses included costs associated with integration projects, principally American's technical operations, flight attendant, human resources and payroll systems.

(4)	Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.

(5)	Severance expenses primarily included costs associated with reductions of management and support staff team members.

(6)	Intangible asset impairment includes a non-cash charge to write-off American's Brazil route authority as a result of the U.S.-Brazil open skies agreement.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Interest income	$389	$240	$149	62.1
Interest expense, net	(835)	(764)	(71)	9.3
Other income, net	69	109	(40)	(37.1)
Total nonoperating expense, net	$(377)	$(415)	$38	(9.0)
Interest income increased $149 million, or 62.1% in the first nine months of 2019 from the first nine months of 2018 primarily due to higher interest-bearing related party receivables from American's parent company, AAG.
Interest expense, net increased $71 million, or 9.3% in the first nine months of 2019 as compared to the first nine months of 2018 primarily due to the issuance of debt.
In the first nine months of 2019, other nonoperating income, net principally included $138 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by a $37 million net special charge for mark-to-market unrealized losses primarily associated with American's equity investment in China Southern Airlines, $24 million of net foreign currency losses, principally associated with losses from Latin American currencies, and $14 million of net special charges associated with debt refinancings and extinguishments.
In the first nine months of 2018, other nonoperating income, net principally included $227 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by an $82 million net special charge for mark-to-market unrealized losses primarily associated with American's equity investment in China Southern Airlines, $40 million of net foreign currency losses, principally associated with losses from Latin American currencies, and $13 million of net special charges associated with debt refinancings and extinguishments.
The decrease in non-service related pension and other postretirement benefit plan income in the first nine months of 2019 as compared to the first nine months of 2018 is principally due to a decrease in the expected return on pension plan assets.
Income Taxes
American is part of the AAG consolidated income tax return.
In the first nine months of 2019, American recorded an income tax provision of $472 million, which was substantially non-cash due to utilization of its NOLs. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
As of September 30, 2019, AAG had approximately $8.0 billion in total available liquidity and $158 million in restricted cash and short-term investments. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Cash	$312	$275	$303	$265
Short-term investments	4,856	4,485	4,854	4,482
Undrawn revolving credit facilities	2,843	2,843	2,843	2,843
Total available liquidity	$8,011	$7,603	$8,000	$7,590
Share Repurchase Programs
In April 2018, we announced that our Board of Directors authorized a $2.0 billion share repurchase program that will expire on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of September 30, 2019, there was $850 million of remaining authority to repurchase shares under our current $2.0 billion share repurchase program. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases that may be made from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
During the three months ended September 30, 2019, we repurchased 7.3 million shares of AAG common stock for $200 million at a weighted average cost per share of $27.49. During the nine months ended September 30, 2019, we repurchased 23.9 million shares of AAG common stock for $800 million at a weighted average cost per share of $33.43. Since the inception of our share repurchase programs in July 2014 through September 30, 2019, we repurchased 302.9 million shares of AAG common stock for $12.1 billion at a weighted average cost per share of $40.12.
Cash Dividends
In July 2019, our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of August 7, 2019 and paid on August 21, 2019, totaling $44 million. For the first nine months of 2019, we paid total quarterly cash dividends of $0.30 per share, or $135 million in the aggregate.

In October 2019, we announced that our Board of Directors declared a $0.10 per share dividend for stockholders of record as of November 6, 2019, and payable on November 20, 2019.
Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued at any time at our discretion and without prior notice.
Collateral-Related Covenants
Certain of our debt financing agreements (including our term loans, revolving credit facilities and spare engines EETCs) contain loan to value ratio covenants and require us to appraise the related collateral annually. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold or the value of the appraised collateral fails to meet a specified threshold, as the case may be, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part. As of September 30, 2019, we were in compliance with the foregoing collateral coverage tests as of the most recent applicable measurement dates.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $3.2 billion and $2.8 billion for the first nine months of 2019 and 2018, respectively. The $398 million period-over-period increase in operating cash flows was primarily due to higher profitability in the first nine months of 2019 as well as working capital increases principally in our air traffic liability and loyalty program deferred revenue. These increases were offset in part by higher contributions to our defined benefit pension plans in the first nine months of 2019 as compared to the first nine months of 2018.
Investing Activities
Our net cash used in investing activities was $2.9 billion and $1.6 billion for the first nine months of 2019 and 2018, respectively.
Our principal investing activities in the first nine months of 2019 included expenditures of $3.1 billion for property and equipment, including 15 Embraer E175 aircraft, eight Bombardier CRJ900 aircraft, six Airbus A321neo aircraft, four Boeing 737 MAX aircraft and two Boeing 787 Family aircraft, and $354 million in net purchases of short-term investments. These cash outflows were offset in part by $671 million of proceeds primarily from aircraft sale-leaseback transactions.
Our principal investing activities in the first nine months of 2018 included expenditures of $2.7 billion for property and equipment, including 11 Boeing 737 MAX aircraft and five Boeing 787 Family aircraft. These cash outflows were offset in part by $860 million of net proceeds primarily from aircraft sale-leaseback transactions and $226 million in net sales of short-term investments.
Financing Activities
Our net cash used in financing activities was $296 million and $1.3 billion for the first nine months of 2019 and 2018, respectively.
Our principal financing activities in the first nine months of 2019 included $2.8 billion in debt repayments, consisting of $1.7 billion in scheduled debt repayments and the prepayment of $1.1 billion of secured loans. We also had $825 million in share repurchases and $135 million in dividend payments. These cash outflows were offset in part by $3.6 billion in net proceeds from the issuance of debt, including the issuance of $750 million aggregate principal amount of 5.000% senior notes and the financing of certain aircraft and spare engines.
Our principal financing activities in the first nine months of 2018 included $2.4 billion in debt repayments, consisting of $2.0 billion in scheduled debt repayments and the prepayment of $454 million of secured loans. We also had $837 million in share repurchases and $140 million in dividend payments. These cash outflows were offset in part by $2.1 billion in net proceeds from the issuance of debt, consisting of $1.6 billion in connection with the issuance of equipment notes related to EETCs and the financing of certain aircraft and pre-delivery purchase deposits as well as an incremental $500 million on a term loan facility.

American
Operating Activities
American’s net cash provided by operating activities was $2.9 billion and $1.3 billion for the first nine months of 2019 and 2018, respectively. The $1.6 billion period-over-period increase in operating cash flows was primarily due to lower intercompany transfers of cash from American to AAG as well as higher profitability in the first nine months of 2019 and working capital increases principally in American's air traffic liability and loyalty program deferred revenue. These increases were offset in part by higher contributions to American's defined benefit pension plans in the first nine months of 2019 as compared to the first nine months of 2018.
Investing Activities
American’s net cash used in investing activities was $2.8 billion and $1.5 billion for the first nine months of 2019 and 2018, respectively.
American’s principal investing activities in the first nine months of 2019 included expenditures of $3.0 billion for property and equipment, including 15 Embraer E175 aircraft, eight Bombardier CRJ900 aircraft, six Airbus A321neo aircraft, four Boeing 737 MAX aircraft and two Boeing 787 Family aircraft, and $354 million in net purchases of short-term investments. These cash outflows were offset in part by $671 million of proceeds primarily from aircraft sale-leaseback transactions.
American’s principal investing activities in the first nine months of 2018 included expenditures of $2.7 billion for property and equipment, including 11 Boeing 737 MAX aircraft and five Boeing 787 Family aircraft. These cash outflows were offset in part by $855 million of net proceeds primarily from aircraft sale-leaseback transactions and $234 million in net sales of short-term investments.
Financing Activities
American’s net cash used in financing activities was $76 million for the first nine months of 2019 as compared to net cash provided by financing activities of $161 million for the first nine months of 2018.
American’s principal financing activities in the first nine months of 2019 included $2.8 billion in debt repayments, consisting of $1.7 billion in scheduled debt repayments and the prepayment of $1.1 billion of secured loans, offset in part by $2.8 billion in net proceeds from the issuance of debt for the financing of certain aircraft and engines.
American’s principal financing activities in the first nine months of 2018 included $2.1 billion in net proceeds from the issuance of debt, consisting of $1.6 billion in connection with the issuance of equipment notes related to EETCs and the financing of certain aircraft and pre-delivery purchase deposits as well as an incremental $500 million on a term loan facility. These cash inflows were offset in part by $1.9 billion in debt repayments, consisting of $1.5 billion in scheduled debt repayments and the prepayment of $454 million of secured loans.
Commitments
Significant Indebtedness
As of September 30, 2019, AAG had $24.8 billion in long-term debt, including current maturities of $3.5 billion (of which $750 million in aggregate principal amount related to the 5.50% senior notes due October 2019 and $500 million in aggregate principal amount relates to the 4.625% senior notes due March 2020). As of September 30, 2019, American had $22.8 billion in long-term debt, including current maturities of $2.3 billion. During the nine months ended September 30, 2019, there have been no material changes in our significant indebtedness as discussed in our 2018 Form 10-K, except as discussed in Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.

Aircraft and Engine Purchase Commitments
As of September 30, 2019, we had definitive purchase agreements with Airbus, Boeing, Embraer and Bombardier for the acquisition of the following mainline and regional aircraft:

	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter	Total
Airbus
A320neo Family (1)	6	20	18	20	8	42	114
Boeing
737 MAX Family (2)	5	21	10	—	—	40	76
787 Family	—	12	10	—	6	19	47
Embraer
E175	5	15	—	—	—	—	20
Bombardier
CRJ900	4	3	—	—	—	—	7
Total	20	71	38	20	14	101	264

(1)
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new Airbus aircraft imported from Europe. We are evaluating the impact of this announcement on our future Airbus deliveries. See Part II, Item 1A. Risk Factors - “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.”

(2)
On March 13, 2019, a directive from the FAA grounded all U.S.-registered Boeing 737 MAX aircraft. We currently have 76 Boeing 737 MAX Family aircraft on order and we have not taken delivery of any Boeing 737 MAX Family aircraft since the grounding. As a result of delivery delays of the Boeing 737 MAX aircraft caused by the grounding, we have updated the delivery schedule for the remainder of 2019 by moving 11 Boeing 737 MAX aircraft from 2019 into 2020. The extent of the delay to the scheduled deliveries of the Boeing 737 MAX aircraft included in the table above is expected to be impacted by the length of time the FAA order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA order, among other factors. The above table reflects our estimate of future Boeing 737 MAX aircraft deliveries based on information currently available to us; however, the actual delivery schedule is expected to differ from the table above.

We also have agreements for 37 spare engines to be delivered in 2019 and beyond.
We currently have financing commitments in place for all aircraft on order and scheduled to be delivered through December 2019. Additionally, we have financing commitments in place for 43 aircraft scheduled to be delivered in 2020: 14 Airbus A320neo Family aircraft, 13 Boeing 737 MAX Family aircraft, 12 Boeing 787 Family aircraft, three Bombardier CRJ900 aircraft, and one Embraer E175 aircraft. Our ability to draw on the financing commitments we have in place is subject to the satisfaction of various terms and conditions, including in some cases, on our acquisition of the aircraft by a certain date. We do not have financing commitments in place for the remaining 28 aircraft scheduled to be delivered in 2020 or any of the aircraft scheduled to be delivered beyond 2020, except for 10 Boeing 787 Family aircraft scheduled to be delivered in 2021. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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

Contractual Obligations
The following table provides details of our future cash contractual obligations as of September 30, 2019 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$682	$2,054	$3,501	$1,543	$4,063	$10,910	$22,753
Interest obligations (b), (c)	236	820	704	578	491	1,199	4,028
Finance lease obligations	29	147	123	127	110	287	823
Aircraft and engine purchase commitments (d)	730	1,985	943	1,348	1,542	7,426	13,974
Operating lease commitments (e)	457	1,978	1,950	1,777	1,592	5,488	13,242
Regional capacity purchase agreements (f)	288	1,095	1,011	879	755	1,313	5,341
Minimum pension obligations (g)	—	625	671	939	909	1,263	4,407
Retiree medical and other postretirement benefits	6	17	17	17	23	280	360
Other purchase obligations (h)	668	3,371	3,579	684	115	157	8,574
Total American Contractual Obligations	$3,096	$12,092	$12,499	$7,892	$9,600	$28,323	$73,502

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	$750	$505	$2	$752	$2	$18	$2,029
Interest obligations (b)	43	51	39	21	1	4	159
Minimum pension obligations (g)	—	4	5	6	6	18	39
Operating lease commitments	5	16	15	13	7	22	78
Total AAG Contractual Obligations	$3,894	$12,668	$12,560	$8,684	$9,616	$28,385	$75,807

(a)
Amounts represent contractual amounts due. Excludes $215 million and $8 million of unamortized debt discount, premium and issuance costs as of September 30, 2019 for American and AAG Parent, respectively. For additional information, see Note 6 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B.

(b)	For variable-rate debt, future interest obligations are estimated using the current forward rates at September 30, 2019.

(c)
Includes $11.9 billion of future principal payments and $2.4 billion of future interest payments as of September 30, 2019, related to EETCs associated with mortgage financings of certain aircraft and spare engines.

(d)
See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about these obligations. Boeing has committed to provide sale-leaseback financing (in the form of operating leases) for 22 787-8 aircraft to be delivered in 2020 and 2021. This financing is reflected in the operating lease commitments line above. The amounts in this line reflect the updated delivery schedule of Boeing 737 MAX aircraft described in footnote 2 to the table "Aircraft and Engine Purchase Commitments" above.

(e)	Includes $222 million of future minimum lease payments related to EETC leveraged lease financings of certain aircraft as of September 30, 2019.

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

(g)
Includes minimum pension contributions based on actuarially determined estimates as of December 31, 2018 and is based on estimated payments through 2028. During the first nine months of 2019, we made $1.2 billion in contributions to fund our pension plans. These contributions exceeded the $786 million in minimum required contributions for 2019.

(h)	Includes purchase commitments for jet fuel, construction projects and information technology support.
Capital Raising Activity and Other Possible Actions
In light of our significant financial commitments related to, among other things, new aircraft, the servicing and amortization of existing debt and equipment leasing arrangements, and future pension funding obligations, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations and these sources, however, may not be sufficient to cover cash contractual obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks, natural disasters or other causes could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.
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
Critical Accounting Policies and Estimates
In the third quarter of 2019, there were no changes to our critical accounting policies and estimates from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2018 Form 10-K.
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

Aircraft Fuel
As of September 30, 2019, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2019 forecasted fuel consumption, we estimate that a one cent per gallon increase in aviation fuel price would increase our 2019 annual fuel expense by $45 million.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable rate debt instruments and our interest income from short-term, interest bearing investments. If annual interest rates increase 100 basis points, based on our September 30, 2019 variable-rate debt and short term investments balances, annual interest expense on variable rate debt would increase by approximately $98 million and annual interest income on short-term investments would increase by approximately $52 million.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of September 30, 2019 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On December 9, 2013, AAG acquired US Airways Group, Inc. (US Airways Group) and its subsidiaries. We are still in the process of integrating certain processes, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. For the quarter ended September 30, 2019, there have been no changes in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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
DOJ Investigation Related to the United States Postal Service. In April 2015, the Department of Justice (DOJ) informed us of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air and focusing on potential violations of the False Claims Act or other statutes. In October 2015, we received a Civil Investigative Demand from the DOJ seeking certain information relating to these contracts and the DOJ has also sought information concerning certain of the airlines that transport mail on a codeshare basis. In August 2019, we entered into a settlement with the Civil Division of the DOJ, pursuant to which we paid $22 million. We admitted no liability in connection with this settlement.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of September 30, 2019, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”

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
American has established a transatlantic joint business agreement (JBA) with British Airways, Iberia and Finnair, and separately, a transpacific JBA with Japan Airlines, each of which has been granted antitrust immunity. In October 2017, American and its transatlantic partners executed an amended and restated JBA which, among other things, extends the term of the agreement. An application is pending with the U.S. Department of Transportation (DOT) to add Aer Lingus, which is now owned by the parent company of British Airways and Iberia, to the transatlantic JBA. This relationship benefits from a grant of antitrust immunity from the DOT and was reviewed by the European Commission (EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at LHR or London Gatwick (LGW) airports. The commitments accepted by the EC are binding for 10 years with the possibility of renewal by the EC. However, in light of Brexit and the related possibility that the EC would no longer have regulatory responsibility for the United Kingdom when the commitments expire in July 2020, the United Kingdom Competition and Markets Authority (CMA) in October 2018 opened an investigation into the transatlantic JBA. We are cooperating fully with the CMA. Also, we signed a JBA with Qantas Airways, which was approved by the competition law regulators in Australia and New Zealand, and in July 2019 the DOT granted its approval. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those agreements. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented, or whether or not regulators will, or if granted continue to, approve or impose material conditions on our business activities.
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
A significant cybersecurity incident could result in a range of potentially material negative consequences for us, including unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal identifying information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; a deterioration in our relationships with business partners and other third parties; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. The constantly changing nature of the threats means that we may not be able to prevent all data security breaches or misuse of data. Similarly, we depend on the ability of our key commercial partners, including our regional carriers, distribution partners and technology vendors, to conduct their businesses in a manner that complies with applicable security standards and assures their ability to perform on a timely basis. A security failure, including a failure to meet relevant payment security standards, breach or other significant cybersecurity incident affecting one of our partners could result in potentially material negative consequences for us.
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
Our business plan contemplates continued significant investments related to modernizing our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of September 30, 2019, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2019-2023 would be approximately $8.4 billion. We also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If we are unable to arrange such financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft and engines or may seek to negotiate deferrals for such aircraft and engines with the applicable aircraft and engine manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

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
We operate principally through our hubs and gateways in Charlotte, Chicago, Dallas/Fort Worth, LHR, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate at or fly into one of these locations. A significant interruption or disruption in service at one of our hubs, gateways or other airports where we have a significant presence, resulting from air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, performance by third-party service providers (such as electric utility or telecommunications providers), failure of computer systems, disruptions at airport facilities or other key facilities used by us to manage our operations (such as occurred in the United Kingdom at LGW on December 20, 2018 and LHR on January 8, 2019 due to unauthorized drone activity), labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition. We have limited control, particularly in the short term, over the operation, quality or maintenance of many of the services on which our operations depend and over whether vendors of such services will improve or continue to provide services that are essential to our business.
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
An important part of our strategy to expand our network has been to expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in one recent instance involving China Southern Airlines, by making a significant equity investment in another airline in connection with initiating such a commercial relationship. We may explore similar non-controlling investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies. These events could have a material adverse effect on our business, results of operations and financial condition.
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
The pending withdrawal of the United Kingdom from the EU, commonly referred to as Brexit, is currently scheduled to occur on October 31, 2019, although the status of the Brexit process is not clear as of the date of this report. Brexit will mandate further modification in the current regulatory regime. We face risks associated with the United Kingdom’s exit from the EU, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. Absent a fully-approved withdrawal agreement between the United Kingdom and the EU or an agreed further extension of the Brexit process (resulting in the so-called “No Deal Brexit” scenario), our expectation is that air services (including those involving our joint business and code share partners) will continue substantially as we currently conduct them, at least for a transition period, in reliance on “basic connectivity” traffic rights adopted by the EU and the United Kingdom's agreement to grant reciprocal rights to EU airlines as well as a new air services agreement between the U.S. and United Kingdom concluded on November 29, 2018. However, the precise scope of traffic rights between the EU and the United Kingdom remains uncertain and therefore the continuation of our current services is not assured and could be subject to disruption. If Brexit is accomplished pursuant to a withdrawal agreement consistent with the agreement that has been negotiated between the United Kingdom and the EU, but which has yet to be approved by the United Kingdom, our current air services would continue as we currently conduct them during a transition period running through the end of 2020, with a potential extension of up to two years. During that transition period, the United Kingdom and the EU would seek to implement a new air services agreement. We cannot predict the terms of any such successor air services agreement or whether changes in the relationship between the United Kingdom and the EU, including whether or not the United Kingdom withdraws from the EU with or without an agreement, could materially adversely affect our business, results of operations and financial condition. More generally, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations.
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
More generally, our industry may be affected by any deterioration in global trade relations, including shifts in the trade policies of individual nations. For example, much of the demand for international air travel is the result of business travel in support of global trade. Should protectionist governmental policies, such as increased tariff or other trade barriers, travel limitations and other regulatory actions, have the effect of reducing global commercial activity, the result could be a material decrease in the demand for international air travel. Additionally, certain of the products and services that we purchase, including certain of our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government in respect of the importation of such products could materially increase the amounts we pay for them. In particular, on October 2, 2019, the Office of the U.S. Trade Representative (USTR), as part of an ongoing dispute with the EU before the World Trade Organization (WTO) concerning, among other things, aircraft subsidies, was authorized by an arbitration tribunal of the WTO to impose up to $7.5 billion per year in import tariffs on certain goods originating from the EU. Effective as of October 18, 2019, the USTR imposed tariffs on certain imports from the EU, including certain Airbus aircraft that we previously contracted to purchase, which will be subject to an ad valorem duty of 10%. While the scope and rate of these tariffs are subject to change, if and to the extent these tariffs are imposed on us without any available means for us to mitigate or pass on the burden of these tariffs to Airbus, the effective cost of new Airbus aircraft required to implement our fleet plan could increase.
The United Kingdom held a referendum in June 2016 regarding its membership in the EU in which a majority of the United Kingdom electorate voted in favor of the British government taking the necessary action for the United Kingdom to leave the EU, an event commonly referred to as Brexit. In March 2017, the United Kingdom served notice of its decision to withdraw from the EU, formally initiating the withdrawal process. Serving this notice began the two-year period for the United Kingdom to negotiate the terms for its withdrawal from the EU, which was originally scheduled to occur on March 29, 2019. The United Kingdom's exit from the EU is now scheduled to occur on October 31, 2019, although the status of the Brexit process is not clear as of the date of this report. We face risks associated with the uncertainty following the referendum and the consequences that may flow from the decision to exit the EU, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. Absent an approved withdrawal agreement between the United Kingdom and the EU or an agreed further extension of the Brexit process (resulting in the so-called “No Deal Brexit” scenario), our expectation is that air services (including those involving our joint business and code share partners) will continue substantially as we currently conduct them, at least for a transition period, in reliance on “basic connectivity” traffic rights adopted by the EU and the United Kingdom's agreement to grant reciprocal rights to EU airlines as well as the new air services agreements between the U.S. and United Kingdom concluded on November 29, 2018. However, the precise scope of traffic rights between the EU and the United Kingdom remains uncertain and therefore the continuation is not assured and could be subject to disruption. If Brexit is accomplished pursuant to a withdrawal agreement consistent with the agreement that has been negotiated between the United Kingdom and the EU, but which has yet to be approved by the United Kingdom, our current air services would continue as we currently conduct them during a transition period running through the end of 2020, with a potential extension of up to two years. During that transition period, the United Kingdom and the EU would seek to implement a new air services agreement. We cannot predict the terms of any such successor air services agreement or whether changes in the relationship between the United Kingdom and the EU, including whether or not the United Kingdom withdraws from the EU with or without an agreement, could materially adversely affect our business, results of operations and financial condition.
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
Since July 2014, as part of our capital deployment program, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of September 30, 2019, there was $850 million of remaining authority to repurchase shares under our share repurchase programs. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In April 2018, we announced that our Board of Directors authorized a $2.0 billion share repurchase program that will expire on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of September 30, 2019, there was $850 million of remaining authority to repurchase shares under our current $2.0 billion share repurchase program.
The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended September 30, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
July 2019	609,500	$30.75	609,500	$1,031
August 2019	5,141,278	$26.97	5,141,278	$893
September 2019	1,524,832	$27.94	1,524,832	$850
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

4.1
Pass Through Trust Agreement, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to American Airlines, Inc.’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 001-02691)).

4.2
Trust Supplement No. 2019-1AA (Aircraft EETC), dated as of August 15, 2019, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.3
Trust Supplement No. 2019-1A (Aircraft EETC), dated as of August 15, 2019, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.4
Trust Supplement No. 2019-1B (Aircraft EETC), dated as of August 15, 2019, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.5
Intercreditor Agreement (2019-1), dated as of August 15, 2019, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2019-1AA (Aircraft EETC), as Trustee of the American Airlines Pass Through Trust 2019-1A (Aircraft EETC) and as Trustee of the American Airlines Pass Through Trust 2019-1B (Aircraft EETC), National Australia Bank Limited, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.5 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.6
Deposit Agreement (Class AA), dated as of August 15, 2019, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.6 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.7
Deposit Agreement (Class A), dated as of August 15, 2019, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.7 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.8
Deposit Agreement (Class B), dated as of August 15, 2019, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.8 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.9
Escrow and Paying Agent Agreement (Class AA), dated as of August 15, 2019, among Wilmington Trust, National Association, as Escrow Agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2019-1AA (Aircraft EETC), and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.10
Escrow and Paying Agent Agreement (Class A), dated as of August 15, 2019, among Wilmington Trust, National Association, as Escrow Agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2019-1A (Aircraft EETC), and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.10 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.11
Escrow and Paying Agent Agreement (Class B), dated as of August 15, 2019, among Wilmington Trust, National Association, as Escrow Agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2019-1B (Aircraft EETC), and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.11 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.12
Note Purchase Agreement, dated as of August 15, 2019, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.12 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.13
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit B to Exhibit 4.12 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.14
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.15
Form of Pass Through Trust Certificate, Series 2019-1AA (Aircraft EETC) (incorporated by reference to Exhibit A to Exhibit 4.2 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.16
Form of Pass Through Trust Certificate, Series 2019-1A (Aircraft EETC) (incorporated by reference to Exhibit A to Exhibit 4.3 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.17
Form of Pass Through Trust Certificate, Series 2019-1B (Aircraft EETC) (incorporated by reference to Exhibit A to Exhibit 4.4 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.18
Revolving Credit Agreement (2019-1AA), dated as of August 15, 2019, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2019-1AA (Aircraft EETC), as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.18 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.19
Revolving Credit Agreement (2019-1A), dated as of August 15, 2019, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2019-1A (Aircraft EETC), as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.19 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

4.20
Revolving Credit Agreement (2019-1B), dated as of August 15, 2019, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2019-1B (Aircraft EETC), as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.20 to American Airlines, Inc.’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 001-02691)).

10.1	Supplemental Agreement No. 13, dated as of August 20, 2019, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).

* Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: October 24, 2019	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: October 24, 2019	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)