Form 10-K
period 2019-12-31
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2020-02-19
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

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
As of February 14, 2020, there were 426,058,744 shares of American Airlines Group Inc. common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019, was approximately $14.4 billion.
As of February 14, 2020, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.
OMISSION OF CERTAIN INFORMATION
American Airlines Group Inc. and American Airlines, Inc. meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and have therefore omitted the information otherwise called for by Items 10-13 of Form 10-K as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement related to American Airlines Group Inc.’s 2020 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of American Airlines Group Inc.’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-K
Year Ended December 31, 2019

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
AAG’s and American’s principal executive offices are located at 1 Skyview Drive, Fort Worth, Texas 76155 and their telephone number is 817-963-1234.
Airline Operations
Our primary business activity is the operation of a major network carrier, providing scheduled air transportation for passengers and cargo.
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, our airline operates an average of 6,800 flights per day to more than 365 destinations in 61 countries through our hubs and gateways in Charlotte, Chicago, Dallas/Fort Worth, London Heathrow, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In 2019, approximately 215 million passengers boarded our flights. During 2019, we launched new seasonal nonstop service to transatlantic markets Dubrovnik, Croatia and Berlin, Germany from Philadelphia International Airport (PHL). We also announced an international expansion beginning in summer 2020 that will, among other things, introduce new seasonal nonstop service between PHL and Casablanca, Morocco, representing our entry into the African market, new seasonal nonstop service between Chicago O’Hare International Airport (ORD) and Krakow, Poland, Prague, Czech Republic and Budapest, Hungary, and the return of service to Tel Aviv, Israel, with year-round nonstop service from Dallas/Fort Worth International Airport (DFW). Beginning in October 2020, we also plan to operate new seasonal nonstop service between Los Angeles International Airport (LAX) and Christchurch, New Zealand and from DFW to Auckland, New Zealand, to which we currently operate seasonal service from LAX.
As of December 31, 2019, we operated 942 mainline aircraft supported by our regional airline subsidiaries and third-party regional carriers, which operated an additional 605 regional aircraft. See Part I, Item 2. Properties for further discussion on our mainline and regional aircraft and “Regional” below for further discussion on our regional operations.
American is a founding member of the oneworld® alliance, whose members serve 1,100 destinations in 180 countries and territories. See below for further discussion on the oneworld alliance and other agreements with domestic and international airlines.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –“2019 Financial Overview,” “AAG’s Results of Operations” and “American’s Results of Operations” for further discussion of AAG’s and American’s operating results and operating performance. Also, see Note 14 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 12 to American’s Consolidated Financial Statements in Part II, Item 8B for information regarding operating segments and see Note 1(k) to each of AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, for passenger revenue by geographic region.
Regional
Our regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include our wholly-owned regional carriers Envoy, PSA and Piedmont, as well as third-party regional carriers including Republic Airline Inc. (Republic), Mesa Airlines, Inc. (Mesa), SkyWest Airlines, Inc. (SkyWest) and Compass Airlines, LLC (Compass). Our regional carriers are an integral component of our operating network. We rely heavily on regional carriers to drive feeder traffic to our hubs from low-density markets that are not economical for us to serve with larger, mainline aircraft. In addition, regional carriers offer complementary service in many of our mainline markets. During 2019, approximately 59 million passengers boarded our regional carriers’ planes, approximately 43% of whom connected to or from our mainline flights. All American Eagle carriers use logos, service marks, aircraft paint schemes and uniforms similar to those of our mainline operations.

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
Distribution and Marketing Agreements
Passengers can purchase tickets for travel on American through several distribution channels, including our website (www.aa.com), our mobile app, our reservations centers and third-party distribution channels, including those provided by or through global distribution systems (e.g., Amadeus, Sabre and Travelport), conventional travel agents, travel management companies and online travel agents (e.g., Expedia, including its booking sites Orbitz and Travelocity, and Booking Holdings, including its booking sites Kayak and Priceline). To remain competitive, we will need to manage our distribution costs and rights effectively, increase our distribution flexibility and improve the functionality of our proprietary and third-party distribution channels, while maintaining an industry-competitive cost structure. For more discussion, see Part I, Item 1A. Risk Factors – “We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.”
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
Member of oneworld Alliance
American is a founding member of the oneworld alliance, which currently includes British Airways, Cathay Pacific Airways, Finnair, Iberia, Japan Airlines, LATAM Airlines Group, Malaysia Airlines, Qantas Airways, Qatar Airways, Royal Jordanian, S7 Airlines and SriLankan Airlines. The oneworld alliance links the networks of the member carriers and their respective affiliates to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers’ loyalty programs and access to the carriers’ airport lounge facilities. Royal Air Maroc is expected to join the oneworld alliance in 2020. LATAM Airlines Group (LATAM) is in the process of withdrawing from the oneworld alliance, which is anticipated to be completed in the first half of 2020.
Cooperation and Joint Business Agreements
American has established a transatlantic JBA with British Airways, Iberia and Finnair, a transpacific JBA with Japan Airlines and a JBA relating to Australia and New Zealand with Qantas Airways, each of which has been granted antitrust immunity. Joint business agreements enable the carriers party to the relevant agreement to cooperate on flights between particular destinations and allow pooling and sharing of certain revenues and costs, enhanced loyalty program reciprocity and cooperation in other areas. American and its joint business partners received regulatory approval to enter into these JBAs and cooperation agreements. Joint business agreements have become a common approach among major carriers to address key regulatory restrictions typically applicable to international airline service, including limitations on the foreign ownership of airlines and national laws prohibiting foreign airlines from carrying passengers beyond specific gateway cities. Our competitors, including Delta Air Lines and United Airlines, are party to similar arrangements.
The business relationship under the transatlantic JBA benefits from a grant of antitrust immunity from the U.S. Department of Transportation (DOT) and was reviewed by the European Commission (EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick (LGW) airports. The commitments accepted by the EC are binding for 10 years. In October 2018, in anticipation of the exit of the United Kingdom from the European Union (EU), commonly referred to as Brexit, and the expiry of the EC commitments in July 2020, the United Kingdom Competition and Markets Authority (CMA) opened an investigation into the transatlantic JBA. We continue to fully cooperate with the CMA. An application for antitrust immunity is also pending with the DOT to add Aer Lingus, which is owned by the parent company of British Airways and Iberia, to the transatlantic JBA.

As announced in September 2019, we are in the process of unwinding our commercial relationship with LATAM. We do not expect this change to have a significant financial impact on our company. After giving effect to this change, American remains the largest U.S. carrier to Latin America.
Marketing Relationships
To improve access to each other’s markets, various U.S. and foreign air carriers, including American, have established marketing agreements with other airlines. These marketing agreements generally provide enhanced customer choice by means of an expanded network with reciprocal loyalty program participation and joint sales cooperation. As of December 31, 2019, American had codeshare and/or loyalty program relationships with Air Tahiti Nui, Alaska Airlines, British Airways, Cape Air, Cathay Dragon, Cathay Pacific, China Southern Airlines, EL AL, Etihad Airways, Fiji Airways, Finnair, Gulf Air, Hawaiian Airlines, Iberia, Interjet, Japan Airlines, Jetstar Group (includes Jetstar Airways and Jetstar Japan), Korean Air, LATAM (includes LATAM Airlines, LATAM Argentina, LATAM Brasil, LATAM Peru, LATAM Colombia and LATAM Ecuador), Malaysia Airlines, Qantas Airways, Qatar Airways, Royal Air Maroc, Royal Jordanian, S7 Airlines, Seaborne Airlines, SriLankan Airlines and Vueling Airlines. In February 2020, American announced that it intends to enter into a codeshare relationship with the Brazilian airline, GOL Linhas Aéreas, which is expected to be implemented in 2020, subject to the receipt of relevant government approvals.
Recent Developments
On February 13, 2020, we announced our intention to enter into an expanded relationship with Alaska Airlines. This arrangement, once finalized, will expand our existing codeshare relationship, including codeshare on certain of our international routes from Seattle-Tacoma International Airport (SEA) and LAX, and will provide for reciprocal loyalty program benefits and shared lounge access. In addition, we announced new nonstop international service from SEA to Bangalore, India and to LHR, expected to commence in October 2020 and March 2021, respectively. The implementation of this expanded relationship and commencement of these new routes are subject to the negotiation and execution of definitive documentation and governmental review.
Loyalty Program
Our loyalty program, AAdvantage®, was established to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage was named Best Elite Program in the Americas for the eighth consecutive year in that category at the 2019 Freddie Awards, which are annual awards that recognize the world’s most outstanding frequent travel programs. AAdvantage members earn mileage credits by flying on American, any oneworld airline or other partner airlines, or by using the services of over 1,000 program participants, such as the Citi and Barclaycard US co-branded credit cards, and certain hotels and car rental companies. For every dollar spent, non-status members earn five mileage credits, but Gold, Platinum, Platinum Pro and Executive Platinum status holders earn bonus mileage credits of seven, eight, nine and eleven mileage credits, respectively.
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
Under our agreements with AAdvantage members and program partners, we reserve the right to change the terms of the AAdvantage program at any time and without notice, and may end the program with six months’ notice. Program rules, partners, special offers, awards and requisite mileage levels for awards are subject to change.
During 2019, our members redeemed approximately 14 million awards, including travel redemptions for flights and upgrades on American and other air carriers, as well as redemption of car and hotel awards, club memberships and merchandise. Approximately 8% of our 2019 total revenue passenger miles flown were from award travel.
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
On all of our routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, targeted promotions and loyalty program initiatives. Airlines typically use discounted fares and other promotions to stimulate traffic during normally slack travel periods, when they begin service to new cities or when they have excess capacity, to generate cash flow, to maximize revenue per available seat mile and to establish, increase or preserve market share. Most airlines will quickly match price reductions in a particular market, and we have often elected to match discounted or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. In addition, low-fare, low-cost carriers, such as Southwest Airlines and JetBlue Airways, and so-called ultra-low-cost carriers, such as Allegiant Air, Frontier Airlines and Spirit Airlines, compete in many of the markets in which we operate and competition from these carriers is increasing.
In addition to price competition, airlines compete for market share by increasing the size of their route system and the number of markets they serve. The American Eagle regional carriers increase the number of markets we serve by flying to lower demand markets and providing connections at our hubs. Many of our competitors also own or have agreements with regional airlines that provide similar services at their hubs and other locations. We also compete on the basis of scheduling (frequency and flight times), availability of nonstop flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, loyalty programs, the automation of travel agent reservation systems, onboard products and other services.
International
In addition to our extensive domestic service, we provide international service to Canada, Mexico, the Caribbean, Central and South America, Asia, Europe, Australia and New Zealand, and in 2020, will expand our international service to include Israel as well as Morocco, our first African destination. In providing international air transportation, we compete with other U.S. airlines, foreign investor-owned airlines and foreign state-owned or state-affiliated airlines. Competition is increasing from foreign state-owned and state-affiliated airlines in the Gulf region, including Emirates, Etihad Airways and Qatar Airways. These carriers have large numbers of international widebody aircraft in service and on order and are increasing service to the U.S. from locations both in and outside the Middle East. Service to and from locations outside of the Middle East is provided by some of these carriers under so-called “fifth freedom” rights permitted under international treaties which allow service to and from stopover points between an airline’s home country and the ultimate destination. Such flights, such as a stopover in Europe on flights to the United States, allow the carrier to sell tickets for travel between the stopover point and the United States in competition with service provided by us. We believe these state-owned and state-affiliated carriers in the Gulf region, including their affiliated carriers, benefit from significant government subsidies, which have allowed them to grow quickly, reinvest in their product and expand their global presence. Competition is also increasing from low-cost airlines executing international long-haul expansion strategies.
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

Employees and Labor Relations
The airline business is labor intensive. In 2019, salaries, wages and benefits were our largest expense and represented 34% of our total operating expenses. As of December 31, 2019, we had approximately 133,700 active full-time equivalent employees, approximately 85% of whom were represented by various labor unions responsible for negotiating the collective bargaining agreements (CBAs) covering them.
Labor relations in the air transportation industry are regulated under the Railway Labor Act (RLA), which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and CBAs. When an RLA CBA becomes amendable, if either party to the agreement wishes to modify its terms, it must notify the other party in the manner prescribed under the RLA and as agreed by the parties. Under the RLA, the parties must meet for direct negotiations, and, if no agreement is reached during direct negotiations between the parties, either party may request that the NMB appoint a federal mediator. The RLA prescribes no timetable for the direct negotiation and mediation processes, and it is not unusual for those processes to last for many months or even several years. If no agreement is reached in mediation, the NMB in its discretion may declare that an impasse exists and proffer binding arbitration to the parties. Either party may decline to submit to arbitration and if arbitration is rejected by either party, a 30-day “cooling off” period commences. During or after that period, a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another 30-day “cooling off” period. At the end of this “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, and the airline may resort to its own “self-help,” including the imposition of any or all of its proposed amendments to the CBA and the hiring of new employees to replace any striking workers.
None of the unions representing our employees presently may lawfully engage in concerted slowdowns or refusals to work, such as strikes, sick-outs or other similar activity, against us. Nonetheless, there is a risk that employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance.
The following table shows our domestic airline employee groups that are represented by unions:

Union	Class or Craft	Employees (1)	Contract Amendable Date
Mainline:
Allied Pilots Association (APA)	Pilots	13,800	2020
Association of Professional Flight Attendants (APFA)	Flight Attendants	25,300	2019
Airline Customer Service Employee Association – Communications Workers of America and International Brotherhood of Teamsters (CWA-IBT)	Passenger Service	14,050	2020
Transport Workers Union and International Association of Machinists & Aerospace Workers (TWU-IAM Association)	Mechanics and Related	12,650	2018
TWU-IAM Association	Fleet Service	17,750	2018
TWU-IAM Association	Stock Clerks	1,850	2018
TWU-IAM Association	Flight Simulator Engineers	150	2021
TWU-IAM Association	Maintenance Control Technicians	200	2018
TWU-IAM Association	Maintenance Training Instructors	30	2018
Professional Airline Flight Control Association (PAFCA)	Dispatchers	500	2021
Transport Workers Union (TWU)	Flight Crew Training Instructors	350	2021
Envoy:
Air Line Pilots Associations (ALPA)	Pilots	2,250	2024
Association of Flight Attendants-CWA (AFA)	Flight Attendants	1,650	2020
TWU	Ground School Instructors	10	2023
TWU	Mechanics and Related	1,400	2020

Union	Class or Craft	Employees (1)	Contract Amendable Date
TWU	Stock Clerks	150	2020
TWU	Fleet Service Clerks	4,050	2019
TWU	Dispatchers	70	2025
Communications Workers of America (CWA)	Passenger Service	6,300	2026
Piedmont:
ALPA	Pilots	550	2024
AFA	Flight Attendants	350	2019
International Brotherhood of Teamsters (IBT)	Mechanics	450	2021
IBT	Stock Clerks	60	2021
CWA	Fleet and Passenger Service	6,550	2023
IBT	Dispatchers	30	2019
ALPA	Flight Crew Training Instructors	40	2024
PSA:
ALPA	Pilots	1,950	2023
AFA	Flight Attendants	1,450	2023
International Association of Machinists & Aerospace Workers (IAM)	Mechanics	700	2022
TWU	Dispatchers	60	2022

(1)	Approximate number of active employees represented as of December 31, 2019.
Joint collective bargaining agreements (JCBAs) have been reached with post-Merger employee groups, except for contracts with the TWU-IAM Association which represents the mechanics and related, fleet service, stock clerks, maintenance control technicians and maintenance training instructors whose contracts became amendable in the third quarter of 2018. Agreements in principle were reached with the TWU-IAM Association on January 30, 2020 for JCBAs covering all of these workgroups. Those agreements are subject to membership ratification vote. Additionally, the post-Merger JCBAs covering our pilots and flight attendants became amendable in January 2020 and December 2019, respectively. Negotiations continue for new agreements.
Among our wholly-owned regional subsidiaries, the Envoy fleet service clerks, Piedmont flight attendants and Piedmont dispatchers have agreements that are now amendable and are engaged in traditional RLA negotiations. Envoy is also in negotiations with the union representing its flight attendants, whose contract becomes amendable in 2020.
For more discussion, see Part I, Item 1A. Risk Factors – “Union disputes, employee strikes and other labor-related disruptions, or our inability to otherwise maintain labor costs at competitive levels may adversely affect our operations and financial performance.”
Aircraft Fuel
Our operations and financial results are significantly affected by the availability and price of aircraft fuel, which in 2019 was our second largest expense. Based on our 2020 forecasted mainline and regional fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2020 annual fuel expense by $47 million.
The following table shows annual aircraft fuel consumption and costs, including taxes, for our mainline and regional operations for 2019 and 2018 (gallons and aircraft fuel expense in millions).

Year	Gallons	Average Price per Gallon	Aircraft Fuel Expense	Percent of Total Operating Expenses
2019	4,537	$2.07	$9,395	22.0%
2018	4,447	2.23	9,896	23.6%

As of December 31, 2019, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in aircraft fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.
Aircraft fuel prices have in the past, and may in the future, experience substantial volatility. We cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil-producing countries or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity or competing demand for fuel from other transport industries, such as maritime shipping, environmental concerns and other unpredictable events may result in fuel supply shortages, distribution challenges, additional fuel price volatility and cost increases in the future. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”
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
The DOT, among other things, oversees and regulates domestic and international codeshare agreements, international route authorities, competition and consumer protection matters such as advertising, denied boarding compensation and baggage liability. The Antitrust Division of the Department of Justice (DOJ), along with the DOT in certain instances, have jurisdiction over airline antitrust matters.
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
Airline Fares, Taxes and User Fees
Airlines are permitted to establish their own domestic fares without governmental regulation. The DOT maintains authority over certain international fares, rates and charges, but only applies this authority on a limited basis. In addition, international fares and rates are sometimes subject to the jurisdiction of the governments of the foreign countries which we serve.
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
DOT Passenger Protection Rules
The DOT regulates airline interactions with passengers through the ticketing process, at the airport and on board the aircraft. Among other things, these regulations govern how our fares are displayed online, required customer disclosures, access by disabled passengers, handling of long onboard flight delays and reporting of mishandled bags. In 2020, the DOT is expected to implement a number of new regulations that will impact us, including disability rules for accessible lavatories and refunds for checked bag fees in the event of certain delays in delivery.
International
International air transportation is subject to extensive government regulation, including aviation agreements between the U.S. and other countries or governmental authorities, such as the EU. Moreover, our alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. The U.S. government has negotiated “open skies” agreements with many countries, which allow unrestricted route authority access between the U.S. and the foreign markets. While the U.S. has worked to increase the number of countries with which open skies agreements are in effect, a number of markets important to us, including China, do not have open skies agreements.
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
Revised underground storage tank regulations issued by the EPA in 2015 have affected certain airport fuel hydrant systems, with modifications of such systems needed in order to comply with applicable portions of the revised regulations. In addition, related to the EPA and state regulations pertaining to storm water management, several U.S. airport authorities are actively engaged in efforts to limit discharges of deicing fluid into the environment, often by requiring airlines to participate in the building or reconfiguring of airport deicing facilities.
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
We employ an environmental management system that provides a systematic approach for compliance with environmental regulations and management of a broad range of issues including air emissions, hazardous waste disposal, underground tanks, and aircraft water quality.
Aircraft Emissions and Climate Change Requirements
Many aspects of our operations are subject to a number of increasingly stringent environmental regulations and concerns about climate change and greenhouse gas (GHG) emissions, including carbon dioxide (CO2) emissions. In particular, the International Civil Aviation Organization (ICAO) is in the process of adopting rules that will require us to limit the CO2 emissions of a significant majority of our international flights to a baseline level equal to our 2019-2020 average emissions from such flights. In 2016, ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), an international, market-based emissions offset program intended to achieve carbon-neutral growth in the international aviation sector after 2020. CORSIA is expected to be implemented in three phases: the Pilot Phase (from 2021 to 2023); the First Phase (from 2024 to 2027); and the Second Phase (from 2027 to 2035). American and the majority of other U.S. airlines currently report their CO2 emissions to the FAA in accordance with CORSIA requirements. It is expected that the FAA (with the support of Congress) will implement regulations to establish a carbon offset credit surrender mechanism and to provide for the oversight and compliance auditing of the CORSIA obligations of U.S. carriers, including American.
To meet their obligations under CORSIA, airlines will have the option to increase the efficiency of their fleet, use sustainable or lower carbon aircraft fuel, or purchase carbon offset credits. At this time, the costs of complying with our future obligations under CORSIA are uncertain and cannot be fully predicted. For example, we will not directly control our CORSIA compliance costs during the CORSIA Pilot and First Phases because such phases include a sharing mechanism for the growth in emissions for the global aviation sector. In addition, and with respect to all phases of CORSIA including after 2027, there is uncertainty with respect to the future supply, demand and price of sustainable or lower carbon aircraft fuel, carbon offset credits and technologies that could allow airlines to reduce their emissions of CO2.

In the event that CORSIA does not come into force as expected, American and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that will often affect global competitors differently and frequently offer no meaningful aviation environmental improvements. For example, a directive adopted in 2008 by the EU currently covers CO2 emissions from flights operating within the mostly European countries participating in the EU Emissions Trading System (ETS). The EU ETS does not apply to CO2 emissions from the vast majority of American flights serving EU countries because, in 2012, the EU agreed to suspend the application of its rules to international flights to pursue, instead, a global effort solely through ICAO. The EU has extended the suspension of its rules to international flights through the end of 2023, contingent on the successful implementation of CORSIA.
We have taken a number of actions that mitigate our GHG emissions and conserve fuel such as:

•	retiring older, less fuel-efficient aircraft and replacing them with new, more fuel-efficient aircraft, resulting in the youngest mainline fleet of any U.S. network carrier;

•	reducing fuel consumption through operational initiatives such as single-engine taxi and engine washing;

•	working with the FAA and vendors to facilitate efficient airspace procedures, which also reduces aircraft emissions;

•	updating our fleet with lightweight interiors including seats and furnishings and replacing existing cargo containers with lighter weight versions;

•	replacing older, inefficient ground support equipment with new, more fuel-efficient ground support equipment, including alternative-fuel and electric powered equipment;

•	purchasing renewable electricity to reduce indirect emissions associated with the production of the power we consume;

•	seeking certification of certain of our buildings to the U.S. Green Building Council’s Leadership in Energy and Environmental Design (LEED) standard;

•	entering into discussions with potential vendors to explore potential production pathways for sustainable alternative aircraft fuel; and

•	collaborating with airports and other stakeholders to accelerate the introduction of sustainable or lower carbon fuels.
For further information, see our annual Corporate Responsibility Report, available on our website at www.aa.com/CRR. None of the information or contents of our website is incorporated into this Annual Report on Form 10-K.
Impact of Regulatory Requirements on Our Business
Regulatory requirements, including but not limited to those discussed above, affect operations and increase operating costs for the airline industry, including our airline subsidiaries, and future regulatory developments may continue to do the same in the future. See Part I, Item 1A. Risk Factors – “Evolving data security and privacy requirements could increase our costs, and any significant data security incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition,” “If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations,” “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages,” “The airline industry is heavily taxed,” “We are subject to many forms of environmental and noise regulation and may incur substantial costs as a result,” and “We are subject to risks associated with climate change, including increased regulation of our CO2 emissions and the potential increased impacts of severe weather events on our operations and infrastructure” for additional information.

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
Low-cost carriers (including so-called ultra-low-cost carriers) have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently, are price sensitive and therefore tend not to be loyal to any one particular carrier. A number of these low-cost carriers have announced growth strategies including commitments to acquire significant numbers of new aircraft for delivery in the next few years. These low-cost carriers are attempting to continue to increase their market share through growth and, potentially, consolidation, and are expected to continue to have an impact on our revenues and overall performance. We and several other large network carriers have implemented “Basic Economy” fares designed to more effectively compete against low-cost carriers, but we cannot predict whether these initiatives will be successful. While historically these carriers have provided competition in domestic markets, we have recently experienced new competition from low-cost carriers on international routes, including low-cost airlines executing international long-haul expansion strategies. The actions of existing or future low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
We provide air travel internationally, directly as well as through joint business, alliance, codeshare and similar arrangements to which we are a party. While our network is comprehensive, compared to some of our key global competitors, we generally have somewhat greater relative exposure to certain regions (for example, Latin America) and somewhat lower relative exposures to others (for example, China). Our financial performance relative to our key competitors will therefore be influenced significantly by macro-economic conditions in particular regions around the world and the relative exposure of our network to the markets in those regions.
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
Our international service exposes us to foreign economies and the potential for reduced demand when any foreign country we serve suffers adverse local economic conditions. In addition, open skies agreements, which are now in place with a substantial number of countries around the world, provide international airlines with open access to U.S. markets, potentially subjecting us to increased competition on our international routes. See also “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.”

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
American has established a transatlantic JBA with British Airways, Iberia and Finnair, a transpacific JBA with Japan Airlines and a JBA relating to Australia and New Zealand with Qantas Airways, each of which has been granted antitrust immunity. The transatlantic JBA relationship benefits from a grant of antitrust immunity from the DOT and was reviewed by the EC in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at LHR or LGW airports. The commitments accepted by the EC are binding for 10 years. In October 2018, in anticipation of Brexit and the expiry of the EC commitments in July 2020, the CMA opened an investigation into the transatlantic JBA. We continue to fully cooperate with the CMA. An application for antitrust immunity is also pending with the DOT to add Aer Lingus, which is owned by the parent company of British Airways and Iberia, to the transatlantic JBA. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those agreements. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented, or whether or not regulators will, or if granted continue to, approve or impose material conditions on our business activities.
Additional mergers and other forms of industry consolidation, including antitrust immunity grants, may take place and may not involve us as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with any such combinations, our competitive position relative to the post-combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks will grow, and that growth will result in greater overlap with our network, which in turn could decrease our overall market share and revenues. Such consolidation is not limited to the U.S., but could include further consolidation among international carriers in Europe and elsewhere.
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
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our business. See also “The airline industry is intensely competitive and dynamic.”
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

•	changes in consumer preferences, perceptions, spending patterns and demographic trends;

•	changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations, and other factors;

•	actual or potential disruptions to the ATC systems;

•	increases in costs of safety, security, and environmental measures;

•	outbreaks of diseases that affect travel behavior; and

•	weather and natural disasters, including increases in frequency, severity or duration of such disasters, and related costs caused by more severe weather due to climate change.
In particular, an outbreak of a contagious disease such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus, coronavirus or any other similar illness, if it were to become associated with air travel or persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. For example, the coronavirus outbreak that originated in or around Wuhan, China in January 2020 has resulted in the widespread suspension of commercial air service to the region, including by American, as well as the imposition by the U.S. and other governments of significant restrictions on inbound travel from this region. Our suspension of service, which remains in place as of the date of this report, and the potential for a period of significantly reduced demand for travel has and will likely continue to result in significant lost revenue. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.
Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile.
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
Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil-producing countries or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, distribution challenges, additional fuel price volatility and cost increases in the future. For instance, effective January 1, 2020, rules adopted by the International Maritime Organization restrict the sulfur content allowable in marine fuels from 3.5% to 0.5%, which is expected to cause increased demand by maritime shipping companies for low-sulfur fuel and potentially lead to increased costs of aircraft fuel. Any of these factors or events could cause a disruption in or increased demands on oil production, refinery operations, pipeline capacity or terminal access and possibly result in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply.
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of December 31, 2019, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”

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

•
may limit our ability to obtain additional funding for working capital, capital expenditures, acquisitions, investments, integration costs and general corporate purposes, and adversely affect the terms on which such funding can be obtained;

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

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions;

•	contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities; and

•	contain restrictive covenants that could, among other things:

◦	limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends; and

◦	if breached, result in an event of default under our indebtedness.
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
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities, we cannot currently predict whether this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. See also the discussion of interest rate risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “Interest.”
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of December 31, 2019, we had $9.6 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates continued significant investments related to modernizing our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of December 31, 2019, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2020-2024 would be approximately $8.1 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If we are unable to arrange such financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft and engines or may seek to negotiate deferrals for such aircraft and engines with the applicable aircraft and engine manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
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
None of the unions representing our employees presently may lawfully engage in concerted slowdowns or refusals to work, such as strikes, sick-outs or other similar activity, against us. Nonetheless, there is a risk that employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. For example, last year we initiated litigation and obtained a permanent injunction after the unions representing our mechanics and other ground workers engaged in an unlawful work action which adversely affected our operation. Additionally, some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. If successful, there is a risk these arbitral avenues could result in material additional costs that we did not anticipate. See also Part I, Item 1. Business – “Employees and Labor Relations.”
As of December 31, 2019, approximately 85% of our employees were represented for collective bargaining purposes by labor unions. Currently, we believe our labor costs are competitive relative to the other large network carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because we are in negotiations for several important new labor agreements now and other agreements are scheduled to become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions unilaterally or in connection with our current or future labor negotiations.
We have significant pension and other postretirement benefit funding obligations, which may adversely affect our liquidity, results of operations and financial condition.
Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. The minimum funding obligation applicable to our pension plans was subject to favorable temporary funding rules that expired at the end of 2017 and, as a result, our minimum pension funding obligations increased materially beginning in 2019. In addition, we have significant obligations for retiree medical and other postretirement benefits. Additionally, we participate in the International Association of Machinists & Aerospace Workers (IAM) National Pension Fund (the IAM Pension Fund). The funding status of the IAM Pension Fund is subject to the risk that other employers may not meet their obligations, which under certain circumstances could cause our obligations to increase. Furthermore, if we were to withdraw from the IAM Pension Fund, if the IAM Pension fund were to terminate, or if the IAM Pension Fund were to undergo a mass withdrawal, we could be subject to liability as imposed by law.
Any damage to our reputation or brand image could adversely affect our business or financial results.
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, such as movements to institute a “living wage,” customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.
We are at risk of losses and adverse publicity stemming from any public incident involving our company, our people or our brand, including any accident or other public incident involving our personnel or aircraft, or the personnel or aircraft of our regional, codeshare or joint business operators.
In a modern world where news can be captured and travel rapidly, we are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. Such an incident could involve the actual or alleged behavior of any of our more than 133,000 employees. Further, if our personnel, one of our aircraft, a type of aircraft in our fleet, or personnel of, or an aircraft that is operated under our brand by, one of our regional operators or an airline with which we have a marketing alliance, joint business or codeshare relationship, were to be involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our personnel, one of our aircraft (or personnel and aircraft of our regional operators and our codeshare partners), or a type of aircraft fleet could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition.

Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the TSA and the DHS have issued regulations and a number of other directives, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.
For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary grounding of aircraft types altogether (including the March 2019 grounding of all Boeing 737 MAX aircraft, including the 24 aircraft in our fleet, which remains in place as of the date of this report), or otherwise caused substantial disruption and resulted in material costs to us and lost revenues. The FAA also exercises comprehensive regulatory authority over nearly all technical aspects of our operations. Our failure to comply with such requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In the future, any new regulatory requirements, particularly requirements that limit our ability to operate or price our products, could have a material adverse effect on us and the industry.
DOT consumer rules dictate procedures for customer handling during long onboard delays, further regulate airline interactions with passengers, including passengers with disabilities, through the ticketing process, at the airport, and onboard the aircraft, and require disclosures concerning airline fares and ancillary fees such as baggage fees. Other DOT rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international airlines. In 2020, the DOT is expected to implement a number of new regulations that will impact us, including disability rules for accessible lavatories and refunds for checked bag fees in the event of certain delays in delivery.
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
Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to airline operations and, in some cases, may reduce the demand for air travel. There can be no assurance that the increased costs or greater complexity associated with our compliance with new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on us.
Any significant reduction in air traffic capacity at and in the airspace serving key airports in the U.S. or overseas could have a material adverse effect on our business, results of operations and financial condition. In addition, the United States National Airspace System (the ATC system) is not successfully modernizing to meet the growing demand for U.S. air travel. Air traffic controllers rely on outdated procedures and technologies that routinely compel airlines to fly inefficient routes or take significant delays on the ground. The ATC system’s inability to manage existing travel demand has led government agencies to implement short-term capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions of air traffic. The outdated technologies also cause the ATC system to be less resilient in the event of a failure. For example, an automation failure and an evacuation, in 2015 and 2017 respectively, at the Washington Air Route Control Center resulted in cancellations and delays of hundreds of flights traversing the greater Washington, D.C. airspace.
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
Further, our business has been adversely impacted when government agencies have ceased to operate as expected including due to partial shut-downs, sequestrations or similar events. These events have resulted in, among other things, reduced demand for air travel, an actual or perceived reduction in ATC and security screening resources and related travel delays, as well as disruption in the ability of the FAA to grant required regulatory approvals, such as those that are involved when a new aircraft is first placed into service.
Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities, such as the EU, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. The U.S. government has negotiated “open skies” agreements with many countries, which agreements allow unrestricted route authority access between the U.S. and the foreign markets. While the U.S. has worked to increase the number of countries with which open skies agreements are in effect, a number of markets important to us, including China, do not have open skies agreements. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU. As a result of the agreement and a subsequent open skies agreement involving the U.S. and the United Kingdom, which was agreed in anticipation of Brexit, we face increased competition in these markets, including LHR. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries we serve but which are not covered by an open skies treaty are subject to periodic renegotiation. We currently operate a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these markets, it could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from foreign airlines, revenue-sharing joint ventures, JBAs, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes.
Brexit occurred on January 31, 2020 under the terms of the agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the European Union and the European Atomic Energy Community (the Withdrawal Agreement). There will now be a transition period during which the United Kingdom and the EU will seek to negotiate an agreement governing their future relationship, including in relation to air services. Under the Withdrawal Agreement, this transition period is scheduled to end on December 31, 2020, with a potential extension of up to two years, although the United Kingdom government has passed legislation preventing any such extension of the transition period. We face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. During the transition period, our current air services may continue as we currently conduct them. However, Brexit will mandate further modification in the current regulatory regime, including in relation to commercial air service. The precise scope of traffic rights between the EU and the United Kingdom remains uncertain and therefore the continuation of our current services is not assured and could be subject to disruption. During the transition period, the United Kingdom and the EU will seek to implement a new air services agreement. We cannot predict the terms of any such successor air services agreement or whether changes in the relationship between the United Kingdom and the EU, including whether or not an agreement governing their future relationship is reached before the end of the transition period, could materially adversely affect our business, results of operations and financial condition. More generally, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations.

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
More generally, our industry may be affected by any deterioration in global trade relations, including shifts in the trade policies of individual nations. For example, much of the demand for international air travel is the result of business travel in support of global trade. Should protectionist governmental policies, such as increased tariff or other trade barriers, travel limitations and other regulatory actions, have the effect of reducing global commercial activity, the result could be a material decrease in the demand for international air travel. Additionally, certain of the products and services that we purchase, including certain of our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government in respect of the importation of such products could materially increase the amounts we pay for them. In particular, on October 2, 2019, the Office of the U.S. Trade Representative (USTR), as part of an ongoing dispute with the EU before the World Trade Organization (WTO) concerning, among other things, aircraft subsidies, was authorized by an arbitration tribunal of the WTO to impose up to $7.5 billion per year in import tariffs on certain goods originating from the EU. In October 2019, the USTR imposed tariffs on certain imports from the EU, including certain Airbus aircraft that we previously contracted to purchase, which were initially subject to an ad valorem duty of 10%. On February 14, 2020, the USTR increased such duty to 15% effective March 18, 2020. While the scope and rate of these tariffs are subject to change, if and to the extent these tariffs are imposed on us without any available means for us to mitigate or pass on the burden of these tariffs to Airbus, the effective cost of new Airbus aircraft required to implement our fleet plan would increase.
Brexit occurred on January 31, 2020 under the terms of the Withdrawal Agreement. There will now be a transition period during which the United Kingdom and the EU will seek to negotiate an agreement governing their future relationship, including in relation to air services. Under the Withdrawal Agreement, this transition period is scheduled to end on December 31, 2020, with a potential extension of up to two years, although the United Kingdom government has passed legislation preventing any such extension of the transition period. We face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. During the transition period, our current air services may continue as we currently conduct them. The precise scope of traffic rights between the EU and the United Kingdom remains uncertain and therefore the continuation is not assured and could be subject to disruption. During the transition period, the United Kingdom and the EU will seek to implement a new air services agreement. We cannot predict the terms of any such successor air services agreement or whether changes in the relationship between the United Kingdom and the EU, including whether or not an agreement governing their future relationship is reached before the end of the transition period, could materially adversely affect our business, results of operations and financial condition.
Moreover, Brexit could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, Brexit has created uncertainty as to the future trade relationship between the EU and the United Kingdom, including air traffic services. LHR is presently a very important element of our international network, however it may become less desirable as a destination or as a hub location after Brexit when compared to other airports in Europe. Brexit could also lead to legal and regulatory uncertainty such as the identity of the relevant regulators, new regulatory action and/or potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. For example in October 2018, in anticipation of Brexit and the expiry of the EC commitments in July 2020, the CMA opened an investigation into the transatlantic JBA. We continue to fully cooperate with the CMA. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts, or other governmental or regulatory actions taken by the United Kingdom or the EU in connection with or subsequent to Brexit, cannot be predicted, including whether or not regulators will continue to approve or impose material conditions on our business activities. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
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
We are subject to risks associated with climate change, including increased regulation of our CO2 emissions and the potential increased impacts of severe weather events on our operations and infrastructure.
There is increasing global regulatory focus on climate change and emissions of GHGs, including CO2. In particular, ICAO is in the process of adopting rules, including CORSIA, that will require American to limit the CO2 emissions of a significant majority of our international flights to a baseline level equal to our 2019-2020 average emissions from such flights.
At this time, the costs of our obligations under CORSIA are uncertain and cannot be fully predicted. For example, we will not directly control our CORSIA compliance costs during the CORSIA Pilot and First Phases because such phases include a sharing mechanism for the growth in emissions for the global aviation sector. In addition, there is uncertainty with respect to the future supply, demand and price of sustainable or lower carbon aircraft fuel, carbon offset credits and technologies that could allow airlines to reduce their emissions of CO2. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset our costs of meeting obligations under CORSIA.
In the event that CORSIA does not come into force as expected, American and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that will often affect global competitors differently and frequently offer no meaningful aviation environmental improvements. Concerns over climate change are likely to result in the continued adoption of municipal, state, regional, and federal requirements or in changing business environments that may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs to regulate GHG emissions. Finally, certain airports have adopted, and others could in the future adopt, GHG emission or climate-neutral goals that could impact our operations or require us to make changes or investments in our infrastructure.
All such climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offset credits, or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.

Finally, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, sea-level rise and other climate-related events, could affect our operations, infrastructure and financial results. Operational impacts, such as the canceling of flights, could result in loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
We are subject to many forms of environmental and noise regulation and may incur substantial costs as a result.
We are subject to a number of increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise reduction, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils and waste materials. Compliance with environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties.
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
We have various leases and agreements with respect to real property, tanks and pipelines with airports and other operators. Under these leases and agreements, we have agreed to indemnify the lessor or operator against environmental liabilities associated with the real property or operations described under the agreement, even in certain cases where we are not the party responsible for the initial event that caused the environmental damage. We also participate in leases with other airlines in fuel consortiums and fuel committees at airports, and such indemnities are generally joint and several among the participating airlines.
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
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, under our current fleet plan, by the end of 2020 all of our mainline aircraft will have been manufactured by either Airbus or Boeing and all of our regional aircraft will have been manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by the recent acquisition of Rockwell Collins by United Technologies, the recent transactions involving Airbus and Bombardier and the pending transactions involving Boeing and Embraer, and Bombardier and Mitsubishi. Due to the limited number of these suppliers, we are vulnerable to any problems associated with the performance of their obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers, adverse perception by the public that would result in customer avoidance of any of our aircraft or any action by the FAA or any other regulatory authority resulting in an inability to operate our aircraft, even temporarily. In particular, in March 2019, the FAA ordered the grounding of all Boeing 737 MAX aircraft, which remains in place as of the date of this report.
Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected, may adversely impact our business, results of operations and financial condition.
The success of our business depends on, among other things, effectively managing the number and types of aircraft we operate. If, for any reason, we are unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have negative impacts on our business, results of operations and financial condition. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to our schedule, thereby reducing revenues. If new aircraft orders are not filled on a timely basis, we could face higher financing and operating costs than planned. In addition, if the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency, safety and reliability, we could face higher financing and operating costs than planned and our business, results of operations and financial condition could be adversely impacted. For instance, in March 2019, the FAA grounded all Boeing 737 MAX aircraft, including the 24 aircraft in our fleet. For the duration of the Boeing 737 MAX grounding, we have been unable to take delivery of the Boeing 737 MAX aircraft we have on order from Boeing and have in some instances been required to extend the service lives of older, less efficient aircraft and delay service that we planned to offer. Further, deliveries of Boeing 737 MAX aircraft have remained suspended following the grounding, and Boeing is not currently manufacturing new 737 MAX aircraft. Depending on the ultimate duration of the grounding, various Boeing 737 MAX aircraft financings we previously obtained may be terminated and, as a result, we may be required to obtain alternate financing for these aircraft, which may not be available on terms and conditions as favorable as the previously obtained financings. Further, once the grounding has been lifted, we are likely to be subject to training requirements. Boeing has recommended that pilots receive special flight simulator training before operating the Boeing 737 MAX aircraft, and although the FAA is ultimately responsible for establishing training requirements for operating the Boeing 737 MAX, such additional training would further delay the aircraft’s return to service and impose restrictions on our ability to optimize our fleet. This and other operational requirements and uncertainties regarding the timing of the delivery of Boeing 737 MAX aircraft we have on order and how rapidly we will be able to take delivery of and integrate such Boeing 737 MAX aircraft into our fleet could potentially result in further significant constraints on our operating efficiency, capacity and growth plans.
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
While we have to date successfully integrated many of our computer, communication and other technology systems in connection with the merger of US Airways and American, including our customer reservations system and our pilot, flight attendant and fleet scheduling system, we still have to complete several additional important system integration or replacement projects. In a number of prior airline mergers, the integration of these systems or deployment of replacement systems has taken longer, been more disruptive and cost more than originally forecasted. The implementation process to integrate or replace these various systems will involve a number of risks that could adversely impact our business, results of operations and financial condition. New systems will replace multiple legacy systems and the related implementation will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.

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
Furthermore, in response to these threats there has been heightened legislative and regulatory focus on data privacy and cybersecurity in the U.S., the EU and elsewhere, particularly with respect to critical infrastructure providers, including those in the transportation sector. As a result, we must comply with a proliferating and fast-evolving set of legal requirements in this area, including substantive cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. For example, in May 2018, the EU’s new General Data Protection Regulation, commonly referred to as GDPR, came into effect, which imposes a host of new data privacy and security requirements, imposing significant costs on us and carrying substantial penalties for non-compliance.
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
In addition, the costs and operational consequences of defending against, preparing for, responding to and remediating an incident of cybersecurity breach may be substantial. As cybersecurity threats become more frequent, intense and sophisticated, costs of proactive defense measures are increasing. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well as injunctive relief and enforcement actions requiring costly compliance measures. A significant number of recent privacy and data security incidents, including those involving other large airlines, have resulted in very substantial adverse financial consequences to those companies. A cybersecurity incident could also impact our brand, harm our reputation and adversely impact our relationship with our customers, employees and stockholders. Accordingly, failure to appropriately address these issues could result in material financial and other liabilities and cause significant reputational harm to our company.

If we encounter problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
A significant portion of our regional operations are conducted by third-party operators on our behalf, substantially all of which are provided for under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain skilled personnel, including pilots and mechanics, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Several of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of skilled personnel and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.
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
We rely on third-party distribution channels, including those provided by or through global distribution systems (GDSs) (e.g., Amadeus, Sabre and Travelport), conventional travel agents, travel management companies and online travel agents (OTAs) (e.g., Expedia, including its booking sites Orbitz and Travelocity, and Booking Holdings, including its booking sites Kayak and Priceline), to distribute a significant portion of our airline tickets, and we expect in the future to continue to rely on these channels. We are also dependent upon the ability and willingness of these distribution channels to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our website at www.aa.com. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of our distribution channels, while maintaining an industry-competitive cost structure. Further, as distribution technology changes we will need to continue to update our technology by acquiring new technology from third parties, building the functionality ourselves, or a combination, which in any event will likely entail significant technological and commercial risk and involve potentially material investments. These imperatives may affect our relationships with conventional travel agents, travel management companies, GDSs and OTAs, including if consolidation of conventional travel agents, travel management companies, GDSs or OTAs continues, or should any of these parties seek to acquire other technology providers thereby potentially limiting our technology alternatives, such as the proposed acquisition of Farelogix by Sabre. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.

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
In light of constraints on existing facilities, there is presently a significant amount of capital spending underway at major airports in the United States, including large projects underway at a number of airports where we have significant operations, such as DCA, LAX, LGA and ORD. This spending is expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover their investments through increased rental, landing and other facility costs. In some circumstances, such costs could be imposed by the relevant airport authority without our approval. Accordingly, our operating costs are expected to increase significantly at many airports at which we operate, including a number of our hubs and gateways, as a result of capital spending projects currently underway and additional projects that we expect to commence over the next several years.
In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports we serve are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the DOT and the FAA currently regulate the allocation of slots or slot exemptions at DCA and two New York City airports: JFK and LGA. Our operations at these airports generally require the allocation of slots or similar regulatory authority. In addition to slot restrictions, operations at DCA and LGA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,250 and 1,500 miles, respectively. Similarly, our operations at LHR, international airports in Beijing, Frankfurt, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the IATA Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. We cannot provide any assurance that regulatory changes regarding the allocation of slots, the continued enforcement of a perimeter rule or similar regulatory authority will not have a material adverse impact on our operations.
Our ability to provide service can also be impaired at airports, such as LAX and ORD where the airport gate and other facilities are currently inadequate to accommodate all of the service that we would like to provide, or airports such as Dallas Love Field Airport where we have no access to gates at all.
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
We operate principally through our hubs and gateways in Charlotte, Chicago, Dallas/Fort Worth, London Heathrow, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate at or fly into one of these locations. A significant interruption or disruption in service at one of our hubs, gateways or other airports where we have a significant presence, resulting from ATC delays, weather conditions, natural disasters, growth constraints, performance by third-party service providers (such as electric utility or telecommunications providers), failure of computer systems, disruptions at airport facilities or other key facilities used by us to manage our operations (such as occurred in the United Kingdom at LGW on December 20, 2018 and LHR on January 8, 2019 due to unauthorized drone activity), labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition. We have limited control, particularly in the short term, over the operation, quality or maintenance of many of the services on which our operations depend and over whether vendors of such services will improve or continue to provide services that are essential to our business.

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
A higher than normal number of pilot retirements, more stringent duty time regulations, increased flight hour requirement for commercial airline pilots, reductions in the number of military pilots entering the commercial workforce, increased training requirements and other factors have caused a shortage of pilots that could materially adversely affect our business.
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
Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards). As of December 31, 2019, we had available NOL Carryforwards of approximately $9.1 billion for regular federal income tax purposes that will expire, if unused, beginning in 2023, and approximately $3.0 billion for state income tax purposes that will expire, if unused, between 2020 and 2039. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.
A corporation’s ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50 percent during a rolling three-year period). In 2013, we experienced an ownership change in connection with our emergence from bankruptcy and US Airways Group experienced an ownership change in connection with the Merger. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $7.3 billion of unlimited NOL still remaining at December 31, 2019) of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules are determined not to apply, our ability to utilize such federal NOL Carryforwards may be subject to limitation. Substantially all of our remaining federal NOL Carryforwards attributable to US Airways Group and its subsidiaries are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.
Notwithstanding the foregoing, an ownership change subsequent to our emergence from bankruptcy may severely limit or effectively eliminate our ability to utilize our NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on our ability to utilize our NOL Carryforwards, our Certificate of Incorporation contains transfer restrictions applicable to certain substantial stockholders. These restrictions may adversely affect the ability of certain holders of AAG common stock to dispose of or acquire shares of AAG common stock. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, no assurance can be given that an ownership change will not occur even with these restrictions in place. See also “Certain provisions of AAG’s Certificate of Incorporation and Bylaws make it difficult for stockholders to change the composition of our Board of Directors and may discourage takeover attempts that some of our stockholders might consider beneficial.”
Our ability to use our NOL Carryforwards also will depend on the amount of taxable income generated in future periods. The NOL Carryforwards may expire before we can generate sufficient taxable income to use them.
The commercial relationships that we have with other airlines, including any related equity investment, may not produce the returns or results we expect.
An important part of our strategy to expand our network has been to expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in one recent instance involving China Southern Airlines Company Limited (China Southern Airlines), by making a significant equity investment in another airline in connection with initiating such a commercial relationship. We may explore similar non-controlling investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies. These events could have a material adverse effect on our business, results of operations and financial condition.
If our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity.
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these credit card processing companies, under certain conditions (including, with respect to certain agreements, our failure to maintain certain levels of liquidity), to hold an amount of our cash (a holdback) equal to some or all of the advance ticket sales that have been processed by that credit card processor, but for which we have not yet provided the air transportation. These credit card processing companies are not currently entitled to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. The imposition of holdback requirements, up to and including 100% of relevant advanced ticket sales, would materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.
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
The price of AAG common stock has been and may in the future be volatile.
The market price of AAG common stock has fluctuated in the past, and may fluctuate substantially in the future, due to a variety of factors, many of which are beyond our control, including:

•	macro-economic conditions, including the price of fuel;

•	changes in market values of airline companies as well as general market conditions;

•	our operating and financial results failing to meet the expectations of securities analysts or investors;

•	changes in financial estimates or recommendations by securities analysts;

•	changes in our level of outstanding indebtedness and other obligations;

•	changes in our credit ratings;

•	material announcements by us or our competitors;

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
Since July 2014, as part of our capital deployment program, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of December 31, 2019, there was $565 million of remaining authority to repurchase shares under our current $2.0 billion share repurchase program. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.

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
In addition, any future repurchases of AAG common stock or payment of dividends, or any determination to cease repurchasing stock or paying dividends, could affect our stock price and increase its volatility. The existence of a share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, any future repurchases of AAG common stock or payment of dividends will diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Further, our repurchase of AAG common stock may fluctuate such that our cash flow may be insufficient to fully cover our share repurchases. Although our share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that they will do so.
AAG’s Certificate of Incorporation and Bylaws include provisions that limit voting and acquisition and disposition of our equity interests.
Our Certificate of Incorporation and Bylaws include significant provisions that limit voting and ownership and disposition of our equity interests, as described in Part II, Item 5. Market for American Airlines Group’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities - “Ownership Restrictions” and AAG’s Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 hereto. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved Securities and Exchange Commission staff comments that were issued 180 days or more preceding December 31, 2019.

ITEM 2. PROPERTIES
Flight Equipment and Fleet Renewal
As of December 31, 2019, American operated a mainline fleet of 942 aircraft. In 2019, we continued our extensive fleet renewal program, which has provided us with the youngest fleet of the major U.S. network carriers. During 2019, American took delivery of 24 mainline aircraft and retired 38 mainline aircraft. We are supported by our wholly-owned and third-party regional carriers that fly under capacity purchase agreements operating as American Eagle. As of December 31, 2019, American Eagle operated 605 regional aircraft. During 2019, we increased our regional fleet by a net of ten aircraft, including the addition of 46 regional aircraft and retirement of 36 regional aircraft.
Mainline
As of December 31, 2019, American’s mainline fleet consisted of the following aircraft:

	Average Seating Capacity	Average Age (Years)	Owned	Leased	Total
Airbus A319	128	15.7	21	111	132
Airbus A320	150	18.7	10	38	48
Airbus A321	179	7.4	165	53	218
Airbus A321neo	196	0.4	2	10	12
Airbus A330-200	247	8.0	15	—	15
Airbus A330-300	291	19.4	4	5	9
Boeing 737-800	163	10.1	132	172	304
Boeing 737-8 MAX (1)	172	1.4	9	15	24
Boeing 757-200	180	20.1	31	3	34
Boeing 767-300ER	209	19.9	17	—	17
Boeing 777-200ER	273	19.0	44	3	47
Boeing 777-300ER	304	5.8	18	2	20
Boeing 787-8	234	4.1	20	—	20
Boeing 787-9	285	2.2	17	5	22
Embraer 190	99	12.1	20	—	20
Total		11.0	525	417	942

(1)
On March 13, 2019, a directive from the FAA grounded all U.S.-registered Boeing 737 MAX aircraft. We have removed all Boeing 737 MAX flying from our flight schedule through August 17, 2020 and will continue to assess this timeline.

Regional
As of December 31, 2019, the fleet of our wholly-owned and third-party regional carriers operating as American Eagle consisted of the following aircraft:

	Average Seating Capacity	Owned	Leased	Owned or Leased by Third Party Regional Carrier	Total	Operating Regional Carrier	Number of Aircraft Operated
Bombardier CRJ 200	50	12	7	—	19	PSA	19

Bombardier CRJ 700	66	54	7	60	121	SkyWest	60
						PSA	56
						Envoy	5
						Total	121

Bombardier CRJ 900	77	66	—	60	126	PSA	66
						Mesa	60
						Total	126

Embraer E175	76	90	—	85	175	Republic	85
						Envoy	70
						Compass	20
						Total	175

Embraer ERJ 140 (1)	44	46	—	—	46	Envoy	46

Embraer ERJ 145	50	118	—	—	118	Piedmont	60
						Envoy	58
						Total	118
Total		386	14	205	605		605

(1)	Excluded from the total operating aircraft count above are 12 owned Embraer ERJ 140s that are being held in temporary storage.
See Note 12 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 10 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on our capacity purchase agreements with third-party regional carriers.

Aircraft and Engine Purchase Commitments
As of December 31, 2019, we had definitive purchase agreements with Airbus, Boeing, Embraer and Bombardier for the acquisition of the following mainline and regional aircraft (1):

	2020	2021	2022	2023	2024	2025 and Thereafter	Total
Airbus
A320neo Family (2)	18	15	25	8	22	20	108
Boeing
737 MAX Family (3)	22	14	—	—	—	40	76
787 Family	12	10	—	6	6	13	47
Embraer
E175	14	—	—	—	—	—	14
Bombardier
CRJ900	3	—	—	—	—	—	3
Total	69	39	25	14	28	73	248

(1)
Delivery schedule represents our best estimate as of the date of this report. Actual delivery dates are subject to change based on many potential factors including production delays by the manufacturer.

(2)
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new Airbus aircraft imported from Europe. Effective March 18, 2020, this tariff rate will increase to 15%. We are evaluating the impact of this tariff on our future Airbus deliveries. See Part I, Item 1A. Risk Factors - “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.”

(3)
On March 13, 2019, a directive from the FAA grounded all U.S.-registered Boeing 737 MAX aircraft. We currently have 76 Boeing 737 MAX Family aircraft on order and we have not taken delivery of any Boeing 737 MAX Family aircraft since the grounding. The extent of the delay to the scheduled deliveries of the Boeing 737 MAX aircraft included in the table above is expected to be impacted by the length of time the FAA order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA order, among other factors. The above table reflects our estimate of future Boeing 737 MAX aircraft deliveries based on information currently available to us; however, the actual delivery schedule may differ from the table above, potentially materially.

We also have agreements for 34 spare engines to be delivered in 2020 and beyond.
We currently have financing commitments in place for all aircraft on order and scheduled to be delivered through May 2020. Our ability to draw on the financing commitments we have in place is subject to the satisfaction of various terms and conditions, including in some cases, on our acquisition of the aircraft by a certain date. We do not have financing commitments in place for four aircraft scheduled to be delivered in 2020: two Airbus A320neo Family aircraft and two Boeing 737 MAX Family aircraft. We also do not have financing commitments in place for any of the aircraft scheduled to be delivered beyond 2020, except for 10 Boeing 787 Family aircraft scheduled to be delivered in 2021. See Part I, Item 1A. Risk Factors –“We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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
We lease or have built on leased property our headquarters and training facilities in Fort Worth, Texas, our principal overhaul and maintenance base in Tulsa, Oklahoma, our regional reservation offices, and administrative offices throughout the U.S. and abroad. Construction was completed in 2019 on our new headquarters on the corporate campus in Fort Worth, Texas.
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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for purposes of calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. As of December 31, 2019, the Disputed Claims Reserve held approximately 7 million shares of AAG common stock.
Private Party Antitrust Action Related to Passenger Capacity. We, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, were named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were consolidated in the Federal District Court for the District of Columbia (the DC Court). On June 15, 2018, we reached a settlement agreement with the plaintiffs in the amount of $45 million to resolve all class claims in the U.S. lawsuits. That settlement was approved by the DC Court on May 13, 2019. Three parties who objected to the settlement have appealed that decision to the United States Court of Appeals for the District of Columbia. We believe these appeals are without merit and intend to vigorously defend against them.
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
Pension Benefits Action. On December 11, 2018, a lawsuit captioned Torres, et al. v. American Airlines, Inc., The Employee Benefits Committee and John/Jane Does 1-5, was filed in the United States District Court for the Northern District of Texas. The plaintiffs in this lawsuit purport to represent a class consisting of all participants in and beneficiaries under any of the four American defined benefit pension plans who elected to receive an optional form of benefit other than a lump sum distribution of a participant’s vested benefit. Under the Employee Retirement Income Security Act (ERISA), participants covered by defined benefit plans accrue retirement benefits in the form of a single life annuity payable upon retirement on a monthly basis until the employee’s death, and may elect certain alternative forms of benefit payments. Plaintiffs contend that the mortality tables used by American for purposes of calculations related to these alternative forms of benefits are outdated and that more recent mortality tables would have provided more generous benefits and should have been used to make those calculations. The court has denied our motion to dismiss the complaint. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
Stock Exchange Listing
Our common stock is listed on The Nasdaq Global Select Market under the symbol “AAL.” There is no trading market for the common stock of American, which is a wholly-owned subsidiary of AAG.
As of February 14, 2020, the closing price of our common stock was $29.20 and there were 12,995 holders of record. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.
Information on securities authorized for issuance under our equity compensation plans will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders of American Airlines Group Inc. (the Proxy Statement) under the caption “Equity Compensation Plan Information” and is incorporated by reference into this Annual Report on Form 10-K.
Dividends on Common Stock
In January 2020, we announced that our Board of Directors declared a $0.10 per share cash dividend for stockholders of record on February 5, 2020, and payable on February 19, 2020.
The total cash payment for dividends during the years ended December 31, 2019 and 2018 was $178 million and $186 million, respectively. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued at any time at our discretion and without prior notice.
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
The following stock performance graph compares the cumulative total stockholder returns during the period from December 31, 2014 to December 31, 2019 of our common stock to the New York Stock Exchange (NYSE) ARCA Airline Index and the Standard and Poor’s (S&P) 500 Stock Index. The comparison assumes $100 was invested on December 31, 2014 in our common stock and in each of the foregoing indices and assumes that all dividends were reinvested. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
American Airlines Group Inc. (AAL)	$100	$80	$89	$100	$62	$56
NYSE ARCA Airline Index (XAL)	100	83	106	112	87	106
S&P 500 Index (GSPC)	100	99	109	130	122	157
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In April 2018, we announced that our Board of Directors authorized a $2.0 billion share repurchase program that will expire on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority.
In 2019, we repurchased 33.8 million shares of AAG common stock for $1.1 billion at a weighted average cost per share of $32.09. In 2018, we repurchased 16.6 million shares of AAG common stock for $800 million at a weighted average cost per share of $48.15. Since the inception of our share repurchase programs in July 2014 through December 31, 2019, we have repurchased 312.7 million shares of AAG common stock for $12.4 billion at a weighted average cost per share of $39.76.
The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended December 31, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
October 2019	710,556	$30.65	710,556	$828
November 2019	4,181,541	$29.42	4,181,541	$705
December 2019	4,975,466	$28.12	4,975,466	$565
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
See Part I, Item 1A. Risk Factors – “AAG’s Certificate of Incorporation and Bylaws include provisions that limit voting and acquisition and disposition of our equity interests.” Also see AAG’s Certification of Incorporation and Bylaws, which are filed as Exhibits 3.1, 3.2 and 3.3 hereto, for the full text of the foregoing restrictions and AAG’s Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 hereto, for a more detailed description.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
We adopted three new accounting standards as of January 1, 2018: Accounting Standards Update (ASU) 2016-02: Leases (Topic 842) (the New Lease Standard), ASU 2014-09: Revenue from Contracts with Customers (the New Revenue Standard) and ASU 2017-07: Compensation - Retirement Benefits (the New Retirement Standard). The 2017 and 2016 financial information presented within Item 6. Selected Consolidated Financial Data has been recast to reflect the impact of the adoption of the New Revenue Standard and the New Retirement Standard. The New Lease Standard did not require the recast of prior periods. See Note 1(b) to AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K), for further information on the impacts of these new accounting standards.
Selected Consolidated Financial Data of AAG
The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are derived from AAG’s audited consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except share and per share amounts)
Consolidated Statements of Operations data:
Total operating revenues	$45,768	$44,541	$42,622	$40,142	$40,990
Total operating expenses	42,703	41,885	38,391	35,082	34,786
Operating income	3,065	2,656	4,231	5,060	6,204
Net income	1,686	1,412	1,282	2,584	7,610
Earnings per common share:
Basic	$3.80	$3.04	$2.62	$4.68	$11.39
Diluted	3.79	3.03	2.61	4.65	11.07
Shares used for computation (in thousands):
Basic	443,363	464,236	489,164	552,308	668,393
Diluted	444,269	465,660	491,692	556,099	687,355
Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.40

Consolidated Balance Sheet data (at end of period):
Total assets	$59,995	$60,580	$52,785	$53,610	$48,415
Debt and finance leases	24,315	24,473	25,065	24,344	20,561
Pension and postretirement obligations (1)	6,081	6,937	7,596	7,946	7,566
Operating lease liabilities	9,129	9,556	—	—	—
Stockholders’ equity (deficit)	(118)	(169)	(780)	(286)	5,635

(1)
Substantially all defined benefit pension plans were frozen effective November 1, 2012. See Note 10 to AAG's Consolidated Financial Statements in Part II, Item 8A for further information on pension and postretirement benefits.

Reconciliation of GAAP to Non-GAAP Financial Measures
We sometimes use financial measures that are derived from the consolidated financial statements but that are not presented in accordance with accounting principles generally accepted in the United States (GAAP) to understand and evaluate our current operating performance and to allow for period-to-period comparisons. We believe these non-GAAP financial measures may also provide useful information to investors and others. These non-GAAP measures may not be comparable to similarly titled non-GAAP measures of other companies, and should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flow or liquidity prepared in accordance with GAAP. We are providing a reconciliation of reported non-GAAP financial measures to their comparable financial measures on a GAAP basis.

The following table presents the components of our total net special items and the reconciliation of pre-tax income and net income (GAAP measures) to pre-tax income excluding net special items and net income excluding net special items (non-GAAP measures). Management uses pre-tax income excluding net special items and net income excluding net special items to evaluate our current operating performance and to allow for period-to-period comparisons. As net special items may vary from period-to-period in nature and amount, the adjustment to exclude net special items allows management an additional tool to understand our core operating performance.

	Year Ended December 31,
	2019	2018
	(In millions)
Components of Total Special Items, Net: (1)
Fleet restructuring expenses (2)	$271	$422
Fleet impairment (3)	213	—
Merger integration expenses (4)	191	268
Litigation reserve adjustments	(53)	45
Mark-to-market adjustments on bankruptcy obligations, net (5)	(11)	(76)
Severance expenses (6)	11	58
Intangible asset impairment (7)	—	26
Labor contract expenses	—	13
Other operating charges, net	13	31
Mainline operating special items, net	635	787
Regional operating special items, net	6	6
Operating special items, net	641	793
Debt refinancing and extinguishment charges	16	13
Mark-to-market adjustments on equity and other investments, net (8)	(5)	104
Other nonoperating income, net	(8)	(4)
Nonoperating special items, net	3	113
Pre-tax special items, net	644	906
Income tax special items, net (9)	—	18
Total special items, net	$644	$924

Reconciliation of Pre-Tax Income Excluding Net Special Items:
Pre-tax income – GAAP	$2,256	$1,884
Adjusted for: Pre-tax special items, net	644	906
Pre-tax income excluding net special items	$2,900	$2,790

Reconciliation of Net Income Excluding Net Special Items:
Net income – GAAP	$1,686	$1,412
Adjusted for: Total special items, net	644	924
Adjusted for: Net tax effect of net special items	(151)	(219)
Net income excluding net special items	$2,179	$2,117

(1)	See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on net special items.

(2)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(3)	Fleet impairment principally includes a non-cash write-down of aircraft related to the planned retirement of our Embraer E190 fleet.

(4)	Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.

(5)	Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

(6)	Severance expenses primarily included costs associated with reductions of management and support staff team members.

(7)	Intangible asset impairment includes a non-cash charge to write-off our Brazil route authority as a result of the U.S.-Brazil open skies agreement.

(8)	Mark-to-market adjustments on equity and other investments, net primarily relates to net unrealized gains and losses associated with our equity investment in China Southern Airlines.

(9)	Income tax special items, net for 2018 included an $18 million charge related to an international income tax matter.
Additionally, the table below presents the reconciliation of total operating expenses (GAAP measure) to total operating costs excluding net special items and fuel (non-GAAP measure). Management uses total operating costs excluding net special items and fuel to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. The adjustment to exclude aircraft fuel and net special items allows management an additional tool to understand and analyze our non-fuel costs and core operating performance. Amounts may not recalculate due to rounding.

	Year Ended December 31,
	2019	2018
Reconciliation of Total Operating Costs per Available Seat Mile (CASM) Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses - GAAP	$42,703	$41,885
Operating net special items (1):
Mainline operating special items, net	(635)	(787)
Regional operating special items, net	(6)	(6)
Fuel:
Aircraft fuel and related taxes - mainline	(7,526)	(8,053)
Aircraft fuel and related taxes - regional	(1,869)	(1,843)
Total operating expenses, excluding net special items and fuel	$32,667	$31,196
(In millions)
Total Available Seat Miles (ASM)	285,088	282,054
(In cents)
Total operating CASM	14.98	14.85
Operating net special items per ASM (1):
Mainline operating special items, net	(0.22)	(0.28)
Regional operating special items, net	—	—
Fuel per ASM:
Aircraft fuel and related taxes - mainline	(2.64)	(2.86)
Aircraft fuel and related taxes - regional	(0.66)	(0.65)
Total CASM, excluding net special items and fuel	11.46	11.06

(1)	See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on net special items.

Selected Consolidated Financial Data of American
The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are derived from American’s audited consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions)
Consolidated Statements of Operations data:
Total operating revenues	$45,761	$44,530	$42,610	$40,125	$40,938
Total operating expenses	42,714	41,807	38,405	35,045	34,749
Operating income	3,047	2,723	4,205	5,080	6,189
Net income	1,972	1,658	1,285	2,689	8,120

Consolidated Balance Sheet data (at end of period):
Total assets	$71,890	$70,878	$61,401	$60,428	$50,439
Debt and finance leases	23,042	23,197	23,294	22,577	18,826
Pension and postretirement obligations (1)	6,037	6,893	7,550	7,904	7,526
Operating lease liabilities	9,083	9,496	—	—	—
Stockholder’s equity	13,422	11,770	9,888	8,578	9,698

(1)
Substantially all defined benefit pension plans were frozen effective November 1, 2012. See Note 8 to American's Consolidated Financial Statements in Part II, Item 8B for further information on pension and postretirement benefits.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Background
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, our airline operates an average of 6,800 flights per day to more than 365 destinations in 61 countries through our hubs and gateways in Charlotte, Chicago, Dallas/Fort Worth, London Heathrow, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In 2019, approximately 215 million passengers boarded our flights.
2019 Financial Overview
AAG’s 2019 Results
The selected financial data presented below is derived from AAG’s audited consolidated financial statements included in Part II, Item 8A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger revenue	$42,010	$40,676	$1,334	3.3
Cargo revenue	863	1,013	(150)	(14.8)
Other operating revenue	2,895	2,852	43	1.5
Total operating revenues	45,768	44,541	1,227	2.8
Mainline and regional aircraft fuel and related taxes	9,395	9,896	(501)	(5.1)
Salaries, wages and benefits	12,609	12,251	358	2.9
Total operating expenses	42,703	41,885	818	2.0
Operating income	3,065	2,656	409	15.4
Pre-tax income	2,256	1,884	372	19.7
Income tax provision	570	472	98	20.7
Net income	1,686	1,412	274	19.4

Pre-tax income – GAAP	$2,256	$1,884	$372	19.7
Adjusted for: Pre-tax net special items (1)	644	906	(262)	(28.9)
Pre-tax income excluding net special items	$2,900	$2,790	$110	3.9

(1)
See Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for details on the components of net special items.

Pre-Tax Income and Net Income
Pre-tax income and net income were $2.3 billion and $1.7 billion in 2019, respectively. This compares to 2018 pre-tax income and net income of $1.9 billion and $1.4 billion, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $2.9 billion and $2.8 billion in 2019 and 2018, respectively. The year-over-year increase in our pre-tax income on both a GAAP basis and excluding pre-tax net special items was principally driven by higher revenues and lower fuel costs, offset in part by increases in salaries, wages and benefits, maintenance expenses and costs associated with increased regional capacity.

Fleet and Operation
Boeing 737 MAX
On March 13, 2019, a directive from the FAA grounded all U.S.-registered Boeing 737 MAX aircraft. Our fleet currently includes 24 Boeing 737 MAX aircraft with an additional 76 aircraft on order. As a result of this directive, we canceled approximately 27,600 flights in 2019. We have removed all Boeing 737 MAX flying from our flight schedule through August 17, 2020 and continue to assess this timeline.
Our estimate of the financial damages incurred in 2019 due to the Boeing 737 MAX grounding and related cancellations was approximately $540 million.
As previously announced in January 2020, we reached a confidential agreement with Boeing on compensation related to financial damages incurred in 2019 due to the grounding of the Boeing 737 MAX aircraft. The settlement did not have a material impact on 2019 earnings because we are accounting for substantially all of the compensation as a reduction in cost basis of grounded Boeing 737 MAX aircraft and certain future Boeing 737 MAX aircraft deliveries. Our future aircraft purchase commitments in Note 12 to AAG’s Consolidated Financial Statements in Part II, Item 8A reflect the portion of the compensation we expect to receive in the future as Boeing 737 MAX aircraft are delivered. These amounts reflect our best estimate in light of the uncertainty surrounding the timing of future Boeing 737 MAX aircraft deliveries.
Due to the impact of the Boeing 737 MAX grounding on our 2019 financial results, our Board of Directors authorized a discretionary portion of the settlement to be returned to team members through our 2019 profit-sharing program. The profit-sharing award was based on our estimate of full-year 2019 financial damages for the Boeing 737 MAX grounding. As a result, an additional accrual of approximately $30 million was made to our 2019 profit-sharing program.
We are pleased with the settlement agreement we reached for 2019, which was intended to address our financial damages incurred in 2019 due to the grounding of the Boeing 737 MAX aircraft. However, the aircraft remain grounded and therefore we continue to incur financial damages in 2020. We expect discussions to continue with Boeing for further compensation for these damages.
Operational Slowdown
In 2019, the TWU-IAM Association engaged in an illegal work slowdown in an effort to influence contract negotiations. This slowdown significantly impacted our operation and caused a significant number of flight cancellations and delays in the second and third quarters of 2019. Agreements in principle were reached on January 30, 2020 for JCBAs covering all of the workgroups represented by the TWU-IAM Association. Those agreements are subject to membership ratification vote.
Revenue
In 2019, we reported total operating revenues of $45.8 billion, an increase of $1.2 billion, or 2.8%, as compared to 2018. Passenger revenue was $42.0 billion, an increase of $1.3 billion, or 3.3%, as compared to 2018. The increase in passenger revenue in 2019 was due to continued strength in passenger demand resulting in a 4.4% increase in revenue passenger miles (RPMs) and a 2.6 point increase in passenger load factor. Domestic passenger revenue per available seat mile (PRASM) increased 2.0% as compared to 2018. Latin America was the best performing international region in 2019, with PRASM increasing 3.4% followed by Pacific with PRASM increasing 3.1%, while Atlantic PRASM declined 1.5% principally due to lower transfer payments related to our joint business arrangement and foreign currency effects.
In 2019, cargo revenue was $863 million, a decrease of $150 million, or 14.8%, as compared to 2018, primarily due to a 14.4% decrease in cargo ton miles reflecting declines in freight volumes, principally as a result of international schedule reductions. Other operating revenue increased $43 million, or 1.5%, in 2019 as compared to 2018, principally driven by higher revenue associated with our airport clubs and loyalty program.
Our total revenue per available seat mile (TRASM) was 16.05 cents in 2019, a 1.7% increase as compared to 15.79 cents in 2018.
Fuel
Our mainline and regional fuel expense totaled $9.4 billion in 2019, which was $501 million, or 5.1%, lower compared to 2018. This decrease was primarily driven by a 6.9% decrease in the average price per gallon of fuel including related taxes to $2.07 in 2019 from $2.23 in 2018, offset in part by a 2.0% increase in gallons of fuel consumed.

As of December 31, 2019, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel.
Our 2019 total cost per available seat mile (CASM) was 14.98 cents, an increase of 0.9%, from 14.85 cents in 2018.
Our 2019 CASM excluding net special items and fuel was 11.46 cents, an increase of 3.6%, from 11.06 cents in 2018. The increase was primarily driven by higher maintenance expenses, costs associated with increased regional capacity and lower than planned capacity in 2019 due to the Boeing 737 MAX grounding.
For a reconciliation of CASM excluding net special items and fuel, see Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures.”
Liquidity
As of December 31, 2019, we had approximately $7.0 billion in total available liquidity, consisting of $3.8 billion in unrestricted cash and short-term investments and $3.2 billion in undrawn capacity under our revolving credit facilities. We also had restricted cash and short-term investments of $158 million.
During 2019, we completed the following significant financing transactions:

•	raised $3.2 billion from enhanced equipment trust certificates (EETCs) and other aircraft and flight equipment financing, of which $1.3 billion was used to repay existing indebtedness;

•	issued $750 million in aggregate principal amount of 5.000% senior notes due 2022 (the 5.000% senior notes);

•	raised $850 million from aircraft sale-leaseback transactions; and

•
extended the maturities on $2.8 billion of our revolving credit facility commitments by one year from 2023 to 2024, and due to uncertainty surrounding the timing of the Boeing 737 MAX aircraft return to service, entered into an additional $400 million short-term revolving line of credit.

See Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on our debt obligations.
Additionally, we returned $1.3 billion to our stockholders in 2019, including the repurchase of $1.1 billion of our common stock, or 33.8 million shares, and quarterly dividend payments totaling $178 million. Since our capital return program commenced in mid-2014, we have returned $13.6 billion to stockholders, including $12.4 billion in share repurchases, or 312.7 million shares, and $1.2 billion in quarterly dividend payments.

AAG’s Results of Operations
For a comparison of the 2018 to 2017 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations – 2018 Compared to 2017” of our 2018 Form 10-K.
Operating Statistics
The table below sets forth selected operating data for the years ended December 31, 2019 and 2018.

	Year Ended December 31,		Increase (Decrease)
	2019	2018
Revenue passenger miles (millions) (a)	241,252	231,160	4.4%
Available seat miles (millions) (b)	285,088	282,054	1.1%
Passenger load factor (percent) (c)	84.6	82.0	2.6pts
Yield (cents) (d)	17.41	17.60	(1.0)%
Passenger revenue per available seat mile (cents) (e)	14.74	14.42	2.2%
Total revenue per available seat mile (cents) (f)	16.05	15.79	1.7%
Aircraft at end of period (g)	1,547	1,551	(0.3)%
Fuel consumption (gallons in millions)	4,537	4,447	2.0%
Average aircraft fuel price including related taxes (dollars per gallon)	2.07	2.23	(6.9)%
Full-time equivalent employees at end of period	133,700	128,900	3.7%
Operating cost per available seat mile (cents) (h)	14.98	14.85	0.9%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenue divided by ASMs.

(f)	Total revenue per available seat mile (TRASM) – Total revenues divided by ASMs.

(g)
Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes 12 Embraer E140 regional aircraft that are in temporary storage.

(h)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
Results of Operations – 2019 Compared to 2018
Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger	$42,010	$40,676	$1,334	3.3
Cargo	863	1,013	(150)	(14.8)
Other	2,895	2,852	43	1.5
Total operating revenues	$45,768	$44,541	$1,227	2.8

This table presents our total passenger revenue and the year-over-year change in certain operating statistics:

		Increase (Decrease) vs. Year Ended December 31, 2018
	Year Ended December 31, 2019	Passenger Revenue	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$42,010	3.3%	4.4%	1.1%	2.6pts	(1.0)%	2.2%
Passenger revenue increased $1.3 billion, or 3.3%, in 2019 from 2018 due to continued strength in passenger demand resulting in a 4.4% increase in RPMs and a 2.6 point increase in passenger load factor. Domestic PRASM increased 2.0% in 2019 as compared to 2018. Latin America was the best performing international region in 2019, with PRASM increasing 3.4% followed by Pacific with PRASM increasing 3.1%, while Atlantic PRASM declined 1.5% principally due to lower transfer payments related to our joint business arrangement and foreign currency effects.
Cargo revenue decreased $150 million, or 14.8%, in 2019 from 2018 primarily due to a 14.4% decrease in cargo ton miles reflecting declines in international freight volumes, principally as a result of international schedule reductions.
Other operating revenue increased $43 million, or 1.5%, in 2019 from 2018 primarily due to higher revenue associated with our airport clubs and loyalty program.
Total operating revenues in 2019 increased $1.2 billion, or 2.8%, from 2018 driven principally by a 3.3% increase in passenger revenue as described above. Our TRASM was 16.05 cents in 2019, a 1.7% increase as compared to 15.79 cents in 2018.
Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$7,526	$8,053	$(527)	(6.5)
Salaries, wages and benefits	12,609	12,251	358	2.9
Maintenance, materials and repairs	2,380	2,050	330	16.1
Other rent and landing fees	2,055	1,900	155	8.2
Aircraft rent	1,326	1,264	62	4.9
Selling expenses	1,602	1,520	82	5.4
Depreciation and amortization	1,982	1,839	143	7.7
Mainline operating special items, net	635	787	(152)	(19.4)
Other	5,087	5,088	(1)	—
Regional expenses:
Aircraft fuel and related taxes	1,869	1,843	26	1.4
Other	5,632	5,290	342	6.5
Total operating expenses	$42,703	$41,885	$818	2.0
Total operating expenses increased $818 million, or 2.0%, in 2019 from 2018. See detailed explanations below relating to changes in total CASM.
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
The major components of our total CASM and our total CASM excluding net special items and fuel for the years ended December 31, 2019 and 2018 are as follows (amounts may not recalculate due to rounding):

	Year Ended December 31,		Percent Increase (Decrease)
	2019	2018
	(In cents, except percentage changes)
Total CASM:
Aircraft fuel and related taxes	2.64	2.86	(7.5)
Salaries, wages and benefits	4.42	4.34	1.8
Maintenance, materials and repairs	0.83	0.73	14.9
Other rent and landing fees	0.72	0.67	7.0
Aircraft rent	0.47	0.45	3.8
Selling expenses	0.56	0.54	4.3
Depreciation and amortization	0.70	0.65	6.6
Special items, net	0.22	0.28	(20.2)
Other	1.78	1.80	(1.1)
Regional expenses:
Aircraft fuel and related taxes	0.66	0.65	0.3
Other	1.98	1.88	5.3
Total CASM	14.98	14.85	0.9
Mainline operating special items, net	(0.22)	(0.28)	(20.2)
Aircraft fuel and related taxes
Aircraft fuel and related taxes - mainline	(2.64)	(2.86)	(7.5)
Aircraft fuel and related taxes - regional	(0.66)	(0.65)	0.3
Total CASM, excluding net special items and fuel	11.46	11.06	3.6
Significant changes in the components of total CASM are as follows:

•
Mainline aircraft fuel and related taxes per ASM decreased 7.5% in 2019 as compared to 2018 primarily due to a 7.1% decrease in the average price per gallon of fuel including related taxes to $2.05 in 2019 from $2.21 in 2018.

•
Maintenance, materials and repairs per ASM increased 14.9% in 2019 as compared to 2018 primarily due to a contract change that resulted in certain flight equipment transitioning to a flight hour based contract (referred to as power by the hour) whereby expense is incurred and recognized based on actual hours flown. Previously, this flight equipment was covered by a time and materials based contract whereby expense is incurred and recognized as maintenance is performed. An increase in the volume of airframe and engine overhauls performed under time and material based contracts as well as an increase in the volume of component part repairs also drove higher maintenance expenses in 2019.

•
Other rent and landing fees per ASM increased 7.0% in 2019 as compared to 2018 primarily due to an expansion at DFW that became fully operational in May 2019 and rate increases at certain hub airports.

•
Depreciation and amortization per ASM increased 6.6% in 2019 as compared to 2018 due in part to airport and other facility improvements and the harmonization of interior configurations across the mainline fleet. Depreciation associated with aircraft acquired as part of our fleet renewal program also contributed to the increase.

•
Regional aircraft fuel and related taxes per ASM increased 0.3% in 2019 as compared to 2018 primarily due to an 8.3% increase in gallons of fuel consumed, offset in part by a 6.4% decrease in the average price per gallon of fuel including related taxes to $2.15 in 2019 from $2.30 in 2018.

•	Regional other operating expenses per ASM increased 5.3% in 2019 as compared to 2018 primarily driven by an 8.3% increase in regional capacity, principally from our wholly-owned regional carriers.
Operating Special Items, Net

	Year Ended December 31,
	2019	2018
	(In millions)
Fleet restructuring expenses (1)	$271	$422
Fleet impairment (2)	213	—
Merger integration expenses (3)	191	268
Litigation reserve adjustments	(53)	45
Mark-to-market adjustments on bankruptcy obligations, net (4)	(11)	(76)
Severance expenses (5)	11	58
Intangible asset impairment (6)	—	26
Labor contract expenses	—	13
Other operating charges, net	13	31
Total mainline operating special items, net	635	787
Regional operating special items, net	6	6
Total operating special items, net	$641	$793

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Fleet impairment principally includes a non-cash write-down of aircraft related to the planned retirement of our Embraer E190 fleet.

(3)	Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.

(4)	Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

(5)	Severance expenses primarily included costs associated with reductions of management and support staff team members.

(6)	Intangible asset impairment includes a non-cash charge to write-off our Brazil route authority as a result of the U.S.-Brazil open skies agreement.

Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Interest income	$127	$118	$9	7.1
Interest expense, net	(1,095)	(1,056)	(39)	3.7
Other income, net	159	166	(7)	(3.8)
Total nonoperating expense, net	$(809)	$(772)	$(37)	4.8
Interest expense, net increased $39 million, or 3.7% in 2019 as compared to 2018, primarily due to lower capitalized interest.
In 2019, other nonoperating income, net principally included $183 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $32 million of net foreign currency losses principally associated with losses from Latin American currencies.
In 2018, other nonoperating income, net principally included $308 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by a $104 million net special charge for mark-to-market unrealized losses primarily associated with our equity investment in China Southern Airlines and $55 million of net foreign currency losses from Latin American currencies.
The decrease in non-service related pension and other postretirement benefit plan income in 2019 as compared to 2018 is principally due to a decrease in the expected return on pension plan assets.
Income Taxes
In 2019, we recorded an income tax provision of $570 million at an effective rate of approximately 25%, which was substantially non-cash due to utilization of our net operating losses (NOLs). Substantially all of our income before income taxes is attributable to the United States. At December 31, 2019, we had approximately $9.1 billion of federal NOLs and $3.0 billion of state NOLs, substantially all of which we expect to be available in 2020 to reduce future federal and state taxable income.
In 2018, we recorded an income tax provision of $472 million at an effective rate of approximately 25%, which was substantially non-cash. This provision included an $18 million special income tax charge related to an international income tax matter.
See Note 7 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on income taxes.
American’s Results of Operations
For a comparison of the 2018 to 2017 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “American’s Results of Operations – 2018 Compared to 2017” of American’s 2018 Form 10-K.
Results of Operations – 2019 Compared to 2018
Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Passenger	$42,010	$40,676	$1,334	3.3
Cargo	863	1,013	(150)	(14.8)
Other	2,888	2,841	47	1.7
Total operating revenues	$45,761	$44,530	$1,231	2.8

Passenger revenue increased $1.3 billion, or 3.3%, in 2019 from 2018 due to continued strength in passenger demand resulting in an increase in RPMs and a year-over-year increase in passenger load factor. Domestic PRASM increased in 2019 as compared to 2018. Latin America PRASM was the best performing international region in 2019, followed by Pacific PRASM, while Atlantic PRASM declined principally due to lower transfer payments related to American’s joint business arrangement and foreign currency effects.
Cargo revenue decreased $150 million, or 14.8%, in 2019 from 2018 primarily due to a decrease in cargo ton miles reflecting declines in international freight volumes, principally as a result of international schedule reductions.
Other operating revenue increased $47 million, or 1.7% in 2019 from 2018 primarily due to higher revenue associated with American’s airport clubs and loyalty program.
Total operating revenues in 2019 increased $1.2 billion, or 2.8%, from 2018 driven principally by a 3.3% increase in passenger revenue as described above.
Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$7,526	$8,053	$(527)	(6.5)
Salaries, wages and benefits	12,600	12,240	360	2.9
Maintenance, materials and repairs	2,380	2,050	330	16.1
Other rent and landing fees	2,055	1,900	155	8.2
Aircraft rent	1,326	1,264	62	4.9
Selling expenses	1,602	1,520	82	5.4
Depreciation and amortization	1,982	1,839	143	7.7
Mainline operating special items, net	635	787	(152)	(19.4)
Other	5,090	5,090	—	—
Regional expenses:
Aircraft fuel and related taxes	1,869	1,843	26	1.4
Other	5,649	5,221	428	8.2
Total operating expenses	$42,714	$41,807	$907	2.2
Total operating expenses increased $907 million, or 2.2%, in 2019 from 2018.
Significant changes in the components of American’s total operating expenses are as follows:

•
Mainline aircraft fuel and related taxes decreased 6.5% in 2019 as compared to 2018 primarily due to a 7.1% decrease in the average price per gallon of fuel including related taxes to $2.05 in 2019 from $2.21 in 2018.

•
Maintenance, materials and repairs increased 16.1% in 2019 as compared to 2018 primarily due to a contract change that resulted in certain flight equipment transitioning to a flight hour based contract (referred to as power by the hour) whereby expense is incurred and recognized based on actual hours flown. Previously, this flight equipment was covered by a time and materials based contract whereby expense is incurred and recognized as maintenance is performed. An increase in the volume of airframe and engine overhauls performed under time and material based contracts as well as an increase in the volume of component part repairs also drove higher maintenance expenses in 2019.

•	Other rent and landing fees increased 8.2% in 2019 as compared to 2018 primarily due to an expansion at DFW that became fully operational in May 2019 and rate increases at certain hub airports.

•
Depreciation and amortization increased 7.7% in 2019 as compared to 2018 due in part to airport and other facility improvements and the harmonization of interior configurations across the mainline fleet. Depreciation associated with aircraft acquired as part of American’s fleet renewal program also contributed to the increase.

•
Regional aircraft fuel and related taxes increased 1.4% in 2019 as compared to 2018 primarily due to an 8.3% increase in gallons of fuel consumed, offset in part by a 6.4% decrease in the average price per gallon of fuel including related taxes to $2.15 in 2019 from $2.30 in 2018.

•	Regional other operating expenses increased 8.2% in 2019 as compared to 2018 primarily driven by an increase in regional capacity.
Operating Special Items, Net

	Year Ended December 31,
	2019	2018
	(In millions)
Fleet restructuring expenses (1)	$271	$422
Fleet impairment (2)	213	—
Merger integration expenses (3)	191	268
Litigation reserve adjustments	(53)	45
Mark-to-market adjustments on bankruptcy obligations, net (4)	(11)	(76)
Severance expenses (5)	11	58
Intangible asset impairment (6)	—	26
Labor contract expenses	—	13
Other operating charges, net	13	31
Total mainline operating special items, net	$635	$787

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Fleet impairment principally includes a non-cash write-down of aircraft related to the planned retirement of American's Embraer E190 fleet.

(3)	Merger integration expenses included costs associated with integration projects, principally American's technical operations, flight attendant, human resources and payroll systems.

(4)	Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG’s stock price.

(5)	Severance expenses primarily included costs associated with reductions of management and support staff team members.

(6)	Intangible asset impairment includes a non-cash charge to write-off American’s Brazil route authority as a result of the U.S.-Brazil open skies agreement.
Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2019	2018
	(In millions, except percentage changes)
Interest income	$515	$330	$185	56.1
Interest expense, net	(1,109)	(1,028)	(81)	7.8
Other income, net	152	167	(15)	(9.3)
Total nonoperating expense, net	$(442)	$(531)	$89	(16.9)
Interest income increased $185 million, or 56.1%, due to higher interest-bearing related party receivables from American’s parent company, AAG in 2019 as compared to 2018.

Interest expense, net increased $81 million, or 7.8%, in 2019 as compared to 2018, primarily due to higher-interest bearing related party payables to other AAG subsidiaries and lower capitalized interest.
In 2019, other nonoperating income, net principally included $183 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $32 million of net foreign currency losses principally associated with losses from Latin American currencies.
In 2018, other nonoperating income, net principally included $309 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by a $104 million net special charge for mark-to-market unrealized losses primarily associated with American’s equity investment in China Southern Airlines and $54 million of net foreign currency losses from Latin American currencies.
The decrease in non-service related pension and other postretirement benefit plan income in 2019 as compared to 2018 is principally due to a decrease in the expected return on pension plan assets.
Income Taxes
American is part of the AAG consolidated income tax return.
In 2019, American recorded an income tax provision of $633 million at an effective rate of approximately 24%, which was substantially non-cash due to utilization of its NOLs. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2019, American had approximately $9.2 billion of federal NOLs and $2.9 billion of state NOLs, substantially all of which American expects to be available in 2020 to reduce future federal and state taxable income.
In 2018, American recorded an income tax provision of $534 million at an effective rate of approximately 24%, which was substantially non-cash. This provision included an $18 million special income tax charge related to an international income tax matter.
See Note 5 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
As of December 31, 2019, AAG had approximately $7.0 billion in total available liquidity and $158 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	December 31,		December 31,
	2019	2018	2019	2018
Cash	$280	$275	$267	$265
Short-term investments	3,546	4,485	3,543	4,482
Undrawn revolving credit facilities (1)	3,243	2,843	3,243	2,843
Total available liquidity	$7,069	$7,603	$7,053	$7,590

(1)
For 2019, this amount includes $400 million in borrowing capacity under a short-term revolving line of credit we arranged in December 2019 due to uncertainty surrounding the timing of the Boeing 737 MAX aircraft return to service. We have no present intention to borrow any amounts under this facility, which matures in September 2020 with an optional extension to December 2020. For additional discussion of this facility see Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 3 to American’s Consolidated Financial Statements in Part II, Item 8B.

Share Repurchase Programs
In April 2018, we announced that our Board of Directors authorized a $2.0 billion share repurchase program that will expire on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of December 31, 2019, there was $565 million of remaining authority to repurchase shares under our current $2.0 billion share repurchase program. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases that may be made from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
In 2019, we repurchased 33.8 million shares of AAG common stock for $1.1 billion at a weighted average cost per share of $32.09. Since the inception of our share repurchase programs in July 2014 through December 31, 2019, we have repurchased 312.7 million shares of AAG common stock for $12.4 billion at a weighted average cost per share of $39.76.
Cash Dividends
Our Board of Directors declared the following cash dividends during 2019:

Period	Per share	For stockholders of record as of	Payable on	Total (millions)
First Quarter	$0.10	February 6, 2019	February 20, 2019	$46
Second Quarter	0.10	May 8, 2019	May 22, 2019	44
Third Quarter	0.10	August 7, 2019	August 21, 2019	44
Fourth Quarter	0.10	November 6, 2019	November 20, 2019	44
Total	$0.40			$178
In January 2020, we announced that our Board of Directors declared a $0.10 per share cash dividend for stockholders of record on February 5, 2020, and payable on February 19, 2020.
Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued at any time at our discretion and without prior notice.
Collateral-Related Covenants
Certain of our debt financing agreements (including our term loans, revolving credit facilities and spare engine EETCs) contain loan to value ratio covenants and require us to appraise the related collateral annually. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold or the value of the appraised collateral fails to meet a specified threshold, as the case may be, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part. As of December 31, 2019, we were in compliance with the foregoing collateral coverage tests as of the most recent applicable measurement dates. For further information regarding our collateral-related covenants, see Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 3 to American’s Consolidated Financial Statements in Part II, Item 8B.
Sources and Uses of Cash
For a comparison of the 2018 and 2017 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Sources and Uses of Cash” of our 2018 Form 10-K.
AAG
2019 Compared to 2018
Operating Activities
Our net cash provided by operating activities was $3.8 billion and $3.5 billion in 2019 and 2018, respectively, a year-over-year increase of $282 million. This increase in operating cash flows was primarily due to higher profitability in 2019 as well as working capital increases principally in our air traffic liability and loyalty program deferred revenue. These increases were offset in part by higher contributions to our defined benefit pension plans in 2019 as compared to 2018.

Investing Activities
Our net cash used in investing activities was $2.2 billion and $2.0 billion in 2019 and 2018, respectively.
Our principal investing activities in 2019 included expenditures of $4.3 billion for property and equipment, including 21 Embraer E175 aircraft, 12 Bombardier CRJ900 aircraft, 12 Airbus A321neo aircraft, four Boeing 737 MAX aircraft and two Boeing 787 Family aircraft. These cash outflows were offset in part by $960 million in net sales of short-term investments, $850 million of proceeds from aircraft sale-leaseback transactions and $250 million in proceeds from a vendor.
Our principal investing activities in 2018 included expenditures of $3.7 billion for property and equipment, including 16 Boeing 737 MAX aircraft, six Boeing 787 family aircraft and five Embraer E175 aircraft. These cash outflows were offset in part by $1.1 billion of proceeds from aircraft sale-leaseback transactions and $293 million in net sales of short-term investments.
Financing Activities
Our net cash used in financing activities was $1.6 billion and $1.7 billion in 2019 and 2018, respectively.
Our principal financing activities in 2019 included $4.2 billion in debt repayments, consisting of $2.9 billion in scheduled debt repayments and the prepayment of $1.3 billion of secured loans. We also had $1.1 billion in share repurchases and $178 million in dividend payments. These cash outflows were offset in part by $4.0 billion in proceeds from the issuance of debt, consisting of $3.2 billion in connection with the issuance of equipment notes related to EETCs and the financing of certain aircraft and other flight equipment, as well as the issuance of $750 million aggregate principal amount of 5.000% senior notes.
Our principal financing activities in 2018 included $2.9 billion in debt repayments, consisting of $2.4 billion in scheduled debt repayments and the prepayment of $513 million of secured loans. We also had $837 million in share repurchases and $186 million in dividend payments. These cash outflows were offset in part by $2.4 billion in proceeds from the issuance of debt, consisting of $1.9 billion in connection with the issuance of equipment notes related to EETCs and the financing of certain aircraft and pre-delivery purchase deposits, as well as an incremental $500 million on a term loan facility.
American
2019 Compared to 2018
Operating Activities
American’s net cash provided by operating activities was $2.4 billion and $1.9 billion in 2019 and 2018, respectively, a year-over-year increase of $486 million. This increase in operating cash flows was primarily due to higher profitability in 2019 as well as working capital increases principally in American's air traffic liability and loyalty program deferred revenue. These increases were offset in part by higher contributions to American's defined benefit pension plans in 2019 as compared to 2018.
Investing Activities
American’s net cash used in investing activities was $2.1 billion and $1.9 billion in 2019 and 2018, respectively.
American’s principal investing activities in 2019 included expenditures of $4.2 billion for property and equipment, including 21 Embraer E175 aircraft, 12 Bombardier CRJ900 aircraft, 12 Airbus A321neo aircraft, four Boeing 737 MAX aircraft and two Boeing 787 Family aircraft. These cash outflows were offset in part by $960 million in net sales of short-term investments, $850 million of proceeds from aircraft sale-leaseback transactions and $250 million in proceeds from a vendor.
American’s principal investing activities in 2018 included expenditures of $3.7 billion for property and equipment, including 16 Boeing 737 MAX aircraft, six Boeing 787 family aircraft and five Embraer E175 aircraft. These cash outflows were offset in part by $1.1 billion of proceeds from aircraft sale-leaseback transactions and $293 million in net sales of short-term investments.
Financing Activities
American’s net cash used in financing activities was $282 million and $147 million in 2019 and 2018, respectively.

American’s principal financing activities in 2019 included $3.4 billion in debt repayments, consisting of $2.1 billion in scheduled debt repayments and the prepayment of $1.3 billion of secured loans. These cash outflows were offset in part by $3.2 billion in proceeds from the issuance of debt for equipment notes related to EETCs and the financing of certain aircraft and other flight equipment.
American’s principal financing activities in 2018 included $2.4 billion in debt repayments, consisting of $1.9 billion in scheduled debt repayments and the prepayment of $513 million of secured loans. These cash outflows were offset by $2.4 billion in proceeds from the issuance of debt, consisting of $1.9 billion in connection with the issuance of equipment notes related to EETCs and the financing of certain aircraft and pre-delivery purchase deposits, as well as an incremental $500 million on a term loan facility.
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
Pass-Through Trusts
American currently operates 382 owned aircraft and 69 leased aircraft, and owns 79 spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of the spare engine EETCs, the trusts allow American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2019, $11.9 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities; however, American concluded it is not the primary beneficiary under these leasing arrangements and accounts for the majority of its EETC leveraged lease financings as operating leases. American’s total future payments to the trusts of each of the relevant EETCs under these leveraged lease financings are $177 million as of December 31, 2019.
Letters of Credit and Other
We provide financial assurance, such as letters of credit, surety bonds or restricted cash and investments, primarily to support projected workers’ compensation obligations and airport commitments. As of December 31, 2019, we had $572 million of letters of credit and surety bonds securing various obligations. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2022.
Contractual Obligations
The following table provides details of our future cash contractual obligations as of December 31, 2019. Except to the extent set forth in the applicable accompanying footnotes, this table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	2020	2021	2022	2023	2024	2025 and Thereafter	Total
American (a)
Long-term debt:
Principal amount (b), (d) (See Note 3)	$2,293	$3,508	$1,551	$4,072	$1,521	$9,632	$22,577
Interest obligations (c), (d)	830	721	596	510	388	885	3,930
Finance lease obligations (See Note 4)	153	128	132	110	116	171	810
Aircraft and engine purchase commitments (e) (See Note 10(a))	1,629	750	1,599	1,543	2,574	4,855	12,950
Operating lease commitments (See Note 4)	2,013	1,979	1,807	1,623	1,227	4,451	13,100
Regional capacity purchase agreements (f) (See Note 10(b))	1,115	1,185	1,126	1,077	1,077	3,402	8,982
Minimum pension obligations (g) (See Note 8)	193	493	607	618	654	413	2,978
Retiree medical and other postretirement benefits (See Note 8)	24	18	18	17	29	265	371
Other purchase obligations (h) (See Note 10(a))	3,546	3,508	1,328	130	81	77	8,670
Total American Contractual Obligations	$11,796	$12,290	$8,764	$9,700	$7,667	$24,151	$74,368

AAG Parent and Other AAG Subsidiaries (a)
Long-term debt:
Principal amount (b) (See Note 5)	$505	$2	$752	$2	$2	$16	$1,279
Interest obligations (c)	51	39	21	1	1	3	116
Operating lease commitments (See Note 6)	16	13	12	5	2	8	56
Minimum pension obligations (g) (See Note 10)	3	4	4	4	5	13	33
Total AAG Contractual Obligations	$12,371	$12,348	$9,553	$9,712	$7,677	$24,191	$75,852

(a)	For additional information, see the Notes to AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, referenced in the table above.

(b)
Amounts represent contractual amounts due. Excludes $205 million and $6 million of unamortized debt discount, premium and issuance costs as of December 31, 2019 for American and AAG Parent, respectively.

(c)	For variable-rate debt, future interest obligations are estimated using the current forward rates at December 31, 2019.

(d)
Includes $11.9 billion of future principal payments and $2.3 billion of future interest payments as of December 31, 2019, related to EETCs associated with mortgage financings of certain aircraft and spare engines.

(e)
See Part I, Item 2. Properties – “Aircraft and Engine Purchase Commitments” for additional information about the firm commitment aircraft delivery schedule, in particular the footnotes to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our current best estimate, including with respect to the delivery of Boeing 737 MAX aircraft; however, the actual delivery schedule may differ from the table above, potentially materially. Additionally, the amounts in the table exclude 22 787-8 aircraft to be delivered in 2020 and 2021 for which Boeing has committed to provide sale-leaseback financing (in the form of operating leases). This financing is reflected in the operating lease commitments line above.

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

(g)	Includes minimum pension contributions based on actuarially determined estimates and is based on estimated payments through 2029.

(h)	Includes purchase commitments for aircraft fuel, construction projects and information technology support.
Capital Raising Activity and Other Possible Actions
In light of our significant financial commitments related to, among other things, new flight equipment, the servicing and amortization of existing debt and equipment leasing arrangements, and future pension funding obligations, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations and these sources, however, may not be sufficient to cover cash contractual obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks, natural disasters or other causes could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements. See Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 3 to American’s Consolidated Financial Statements in Part II, Item 8B for information regarding our financing arrangements.
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
The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in passenger revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. We have consistently applied this accounting method to estimate revenue from unused tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of our estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in passenger revenue during the period in which the evaluations are completed.
Various taxes and fees assessed on the sale of tickets to end customers are collected by us as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statements of operations and recorded as a liability until remitted to the appropriate taxing authority.
Loyalty Revenue
We currently operate the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as the Citi and Barclaycard US co-branded credit cards, and certain hotels and car rental companies. Mileage credits can be redeemed for travel on American and other participating partner airlines, as well as other non-air travel awards such as hotels and rental cars. For mileage credits earned by AAdvantage loyalty program members, we apply the deferred revenue method.
Mileage credits earned through travel
For mileage credits earned through travel, we apply a relative selling price approach whereby the total amount collected from each passenger ticket sale is allocated between the air transportation and the mileage credits earned. The portion of each passenger ticket sale attributable to mileage credits earned is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided. The estimated selling price of mileage credits is determined using an equivalent ticket value approach, which uses historical data, including award redemption patterns by geographic region and class of service, as well as similar fares as those used to settle award redemptions. The estimated selling price of miles is adjusted for an estimate of miles that will not be redeemed based on historical redemption patterns. For the year ended December 31, 2019, a hypothetical 10% increase in the estimated selling price of miles would have decreased revenues by approximately $135 million as a result of additional amounts deferred from passenger ticket sales to be recognized in future periods.

Mileage credits sold to co-branded credit cards and other partners
We sell mileage credits to participating airline partners and non-airline business partners, including our co-branded credit card partners, under contracts with terms extending generally for one to seven years. Consideration received from the sale of mileage credits is variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. We allocate the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
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
For the portion of our outstanding mileage credits that we estimate will not be redeemed, we recognize the associated value proportionally as the remaining mileage credits are redeemed. Our estimates are based on analysis of historical redemptions. For the year ended December 31, 2019, a hypothetical 10% increase in our estimate of miles not expected to be redeemed would have increased revenues by approximately $95 million.
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
Long-lived Assets
Long-lived assets consist of flight equipment, as well as other fixed assets and definite-lived intangible assets such as certain domestic airport slots, customer relationships, marketing agreements, tradenames and airport gate leasehold rights. In addition to the original cost, the recorded value of our fixed assets is impacted by a number of estimates made, including estimated useful lives, salvage values and our determination as to whether aircraft are temporarily or permanently grounded. Definite-lived intangible assets are originally recorded at their acquired fair values and are subsequently amortized over their estimated useful lives. See Note 1 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 1 to American’s Consolidated Financial Statements in Part II, Item 8B for further information.
We assess impairment of long-lived assets used in operations when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of the assets and the net book value of the assets exceeds their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Estimates of fair value represent management’s best estimate based on appraisals, industry trends and reference to market rates and transactions.
The majority of American’s aircraft fleet types are depreciated over 25-30 years. It is possible that the ultimate lives of our aircraft will be significantly different than the current estimate due to unforeseen events in the future that impact our fleet plan.

Goodwill and Indefinite-lived Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but is assessed for impairment annually on October 1 or more frequently if events or circumstances indicate that goodwill may be impaired. We have one consolidated reporting unit.
Indefinite-lived intangible assets other than goodwill include certain domestic airport slots and international slots and route authorities. Indefinite-lived intangible assets are not amortized but instead are assessed for impairment annually on October 1 or more frequently if events or circumstances indicate that the asset may be impaired.
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
Based upon our annual assessment, there were no impairments of our goodwill and no material impairments of our indefinite-lived assets in 2019.
Pensions and Retiree Medical and Other Postretirement Benefits
We recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension and retiree medical and other postretirement benefits plans in the consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive income (loss).
Our pension and retiree medical and other postretirement benefits costs and liabilities are calculated using various actuarial assumptions and methodologies. We use certain assumptions including, but not limited to, the selection of the: (1) discount rate, (2) expected return on plan assets and (3) expected health care cost trend rate (as discussed below). These assumptions as of December 31 were:

	2019	2018
Pension weighted average discount rate (1)	3.4%	4.4%
Retiree medical and other postretirement benefits weighted average discount rate (1)	3.3%	4.3%
Expected rate of return on plan assets (2)	8.0%	8.0%
Weighted average health care cost trend rate assumed for next year (3):
Initial	3.7%	3.9%
Ultimate (2027)	3.3%	3.5%

(1)
When establishing our discount rate to measure our obligations, we match high quality corporate bonds available in the marketplace whose cash flows approximate our projected benefit disbursements. Lowering the discount rate by 50 basis points as of December 31, 2019 would increase our pension and retiree medical and other postretirement benefits obligations by approximately $1.3 billion and $40 million, respectively, decrease estimated 2020 pension expense by approximately $5 million and increase estimated 2020 retiree medical and other postretirement benefits expense by less than $1 million.

(2)
The expected rate of return on plan assets is based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions and our target asset allocation of 26% U.S. stocks, 16% developed international stocks, 30% fixed income securities, 20% alternative (private) investments and 8% emerging market stocks. The expected rate of return on plan assets component of our net periodic benefit cost is calculated based on the fair value of plan assets and our target asset allocation. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2019 would increase estimated 2020 pension expense and retiree medical and other postretirement benefits expense by approximately $65 million and $1 million, respectively.

(3)
The assumed health care cost trend rate is based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2020 retiree medical and other postretirement benefits expense by approximately $5 million.

During 2019, we reviewed and revised certain economic and demographic assumptions including the pension and retiree medical and other postretirement benefits discount rates and health care cost trend rates. The net effect of changing these assumptions for the pension plans resulted in an increase of $2.1 billion in the projected benefit obligation at December 31, 2019. The net effect of changing these assumptions for retiree medical and other postretirement benefits plans resulted in an increase of $71 million in the projected benefit obligation at December 31, 2019. We also revised our mortality assumptions to incorporate the new Pri-2012 mortality tables and improvement scale issued by the Society of Actuaries. This resulted in a decrease in the projected benefit obligations of our pension and retiree medical and other postretirement benefits plans of $127 million and $11 million, respectively.
See Note 10 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 8 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information regarding our employee benefit plans.
Recent Accounting Pronouncement
ASU 2016-13: Financial Instruments – Credit Losses (Topic 326)
This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. While we have not completed our evaluation of the impact of adoption of this standard, we do not expect it to have a material impact on our consolidated financial statements.
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
Aircraft Fuel
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of fuel can have a material effect on our costs and liquidity. Market prices for aircraft fuel can be volatile, with market spot prices ranging from a low of approximately $1.24 per gallon to a high of approximately $2.35 per gallon during the period from January 1, 2017 to December 31, 2019.
As of December 31, 2019, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2020 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2020 annual fuel expense by $47 million.
Foreign Currency
We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated transactions. Our largest exposure comes from the British pound, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. We do not currently have a foreign currency hedge program. We estimate a uniform 10% strengthening in the value of the U.S. dollar from 2019 levels relative to each of the currencies in which we have foreign currency exposure would have resulted in a decrease in pre-tax income of approximately $190 million for the year ended December 31, 2019.

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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest bearing investments.
Our largest exposure with respect to variable-rate debt comes from changes in LIBOR. We had variable-rate debt instruments representing approximately 40% of our total long-term debt at December 31, 2019. We currently do not have an interest rate hedge program to hedge our exposure to floating interest rates on our variable-rate debt obligations. If annual interest rates increase 100 basis points, based on our December 31, 2019 variable-rate debt and short-term investments balances, annual interest expense on variable-rate debt would increase by approximately $95 million and annual interest income on short-term investments would increase by approximately $40 million. Additionally, the fair value of fixed-rate debt would have decreased by approximately $600 million for AAG and $580 million for American.
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities, we cannot currently predict whether this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of December 31, 2019, we had $9.6 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES GROUP INC.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Airlines Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Airlines Group Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2018 due to the modified retrospective adoption of Accounting Standards Update 2016-02, Leases (Topic 842), as amended.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of estimated passenger travel revenue
As discussed in Note 1(k) to the consolidated financial statements, the Company recorded passenger travel revenue of $38.8 billion for the year ended December 31, 2019. Passenger travel revenue includes an estimate for the amount of revenue recognized for tickets that will expire unused in whole or in part. The percentage of passenger tickets that are expected to expire unused is estimated based on an analysis of the Company’s historical data.
We identified the evaluation of estimated passenger travel revenue as a critical audit matter. A high degree of auditor judgment was required to assess the underlying assumption made by the Company to develop this estimate.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s passenger revenue recognition process, including controls related to the estimation of the percentage of passenger tickets that are expected to expire unused. We assessed the Company’s estimate of the percentage of passenger tickets expected to expire unused by comparing previous years’ estimates to the actual percentage of passenger tickets expired unused for the year. We evaluated the estimated amount of revenue recorded in the current year related to passenger tickets that are expected to expire unused by developing an independent expectation using actual historical ticket expirations. We compared our independent expectation to that of the Company.
Assessment of the estimated selling price for mileage credits earned through travel
As discussed in Note 1(k) to the consolidated financial statements, the Company applies a relative selling price approach whereby the total amount collected from each applicable passenger ticket sale is allocated between the air transportation and the mileage credits earned. The mileage credits earned are deferred and recognized in passenger revenue at the time mileage credits are redeemed and transportation is provided. The Company estimates the selling price of mileage credits earned through travel using an approach based on inputs and assumptions derived from historical data. Additionally, an adjustment is made to the estimated selling price of mileage credits earned to account for the estimate of mileage credits not expected to be redeemed. The Company’s loyalty program liability was $8.6 billion as of December 31, 2019, and the associated passenger revenue for mileage credits redeemed for travel was $3.2 billion for the year ended December 31, 2019.
We identified the assessment of the estimated selling price for mileage credits earned through travel, including the estimated number of mileage credits not expected to be redeemed, as a critical audit matter. A high degree of auditor judgment was required to evaluate the historical data used to develop the estimate.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s loyalty program accounting process, including controls related to the estimation of the selling price for mileage credits earned through travel. We evaluated that the Company’s methodology used to develop the estimated selling price of mileage credits earned through travel, including estimated mileage credits not expected to be redeemed, was consistent with that of historical periods. We performed sensitivity analyses over the estimated selling price of mileage credits earned through travel, including estimated mileage credits not expected to be redeemed. We assessed the results of the sensitivity analyses to the Company’s recorded amount of loyalty program liability and the associated passenger revenue. We compared the Company’s estimate of mileage credits not expected to be redeemed to that of other airlines within the industry.

/s/    KPMG LLP

We have served as the Company’s auditor since 2014.
Dallas, Texas
February 19, 2020

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Operating revenues:
Passenger	$42,010	$40,676	$39,131
Cargo	863	1,013	890
Other	2,895	2,852	2,601
Total operating revenues	45,768	44,541	42,622
Operating expenses:
Aircraft fuel and related taxes	7,526	8,053	6,128
Salaries, wages and benefits	12,609	12,251	11,954
Regional expenses	7,501	7,133	6,546
Maintenance, materials and repairs	2,380	2,050	1,959
Other rent and landing fees	2,055	1,900	1,806
Aircraft rent	1,326	1,264	1,197
Selling expenses	1,602	1,520	1,477
Depreciation and amortization	1,982	1,839	1,702
Special items, net	635	787	712
Other	5,087	5,088	4,910
Total operating expenses	42,703	41,885	38,391
Operating income	3,065	2,656	4,231
Nonoperating income (expense):
Interest income	127	118	94
Interest expense, net	(1,095)	(1,056)	(1,053)
Other income, net	159	166	123
Total nonoperating expense, net	(809)	(772)	(836)
Income before income taxes	2,256	1,884	3,395
Income tax provision	570	472	2,113
Net income	$1,686	$1,412	$1,282

Earnings per common share:
Basic	$3.80	$3.04	$2.62
Diluted	$3.79	$3.03	$2.61
Weighted average shares outstanding (in thousands):
Basic	443,363	464,236	489,164
Diluted	444,269	465,660	491,692
Cash dividends declared per common share	$0.40	$0.40	$0.40
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$1,686	$1,412	$1,282
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(438)	(117)	(70)
Investments	3	(3)	(1)
Total other comprehensive loss, net of tax	(435)	(120)	(71)
Total comprehensive income	$1,251	$1,292	$1,211
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	December 31,
	2019	2018
ASSETS
Current assets
Cash	$280	$275
Short-term investments	3,546	4,485
Restricted cash and short-term investments	158	154
Accounts receivable, net	1,750	1,706
Aircraft fuel, spare parts and supplies, net	1,851	1,522
Prepaid expenses and other	621	495
Total current assets	8,206	8,637
Operating property and equipment
Flight equipment	42,537	41,499
Ground property and equipment	9,443	8,764
Equipment purchase deposits	1,674	1,278
Total property and equipment, at cost	53,654	51,541
Less accumulated depreciation and amortization	(18,659)	(17,443)
Total property and equipment, net	34,995	34,098
Operating lease right-of-use assets	8,737	9,151
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $704 and $663, respectively	2,084	2,137
Deferred tax asset	645	1,145
Other assets	1,237	1,321
Total other assets	8,057	8,694
Total assets	$59,995	$60,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$2,861	$3,294
Accounts payable	2,062	1,773
Accrued salaries and wages	1,541	1,427
Air traffic liability	4,808	4,339
Loyalty program liability	3,193	3,267
Operating lease liabilities	1,708	1,654
Other accrued liabilities	2,138	2,342
Total current liabilities	18,311	18,096
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	21,454	21,179
Pension and postretirement benefits	6,052	6,907
Loyalty program liability	5,422	5,272
Operating lease liabilities	7,421	7,902
Other liabilities	1,453	1,393
Total noncurrent liabilities	41,802	42,653
Commitments and contingencies (Note 12)
Stockholders' equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 428,202,506 shares issued and outstanding at December 31, 2019; 460,610,870 shares issued and outstanding at December 31, 2018	4	5
Additional paid-in capital	3,945	4,964
Accumulated other comprehensive loss	(6,331)	(5,896)
Retained earnings	2,264	758
Total stockholders' deficit	(118)	(169)
Total liabilities and stockholders’ equity (deficit)	$59,995	$60,580
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$1,686	$1,412	$1,282
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,318	2,159	2,017
Net gains from sale of property and equipment and sale-leaseback transactions	(112)	(59)	(11)
Special items, net non-cash	376	458	272
Pension and postretirement	(178)	(300)	(132)
Deferred income tax provision	560	440	2,089
Share-based compensation	94	86	90
Other, net	(62)	(97)	(142)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	73	222	(190)
Increase in other assets	(373)	(390)	(433)
Increase (decrease) in accounts payable and accrued liabilities	327	(147)	299
Increase in air traffic liability	469	297	65
Increase (decrease) in loyalty program liability	76	(283)	(308)
Contributions to pension plans	(1,230)	(475)	(286)
Increase (decrease) in other liabilities	(209)	210	132
Net cash provided by operating activities	3,815	3,533	4,744
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(4,268)	(3,745)	(5,971)
Proceeds from sale-leaseback transactions	850	1,096	853
Proceeds from sale of property and equipment	54	111	94
Purchases of short-term investments	(3,184)	(3,412)	(4,633)
Sales of short-term investments	4,144	3,705	5,915
Proceeds from vendor	250	—	—
Decrease (increase) in restricted short-term investments	(3)	72	309
Proceeds from sale of investments	—	207	—
Purchase of equity investment	—	—	(203)
Other investing activities	(86)	(7)	—
Net cash used in investing activities	(2,243)	(1,973)	(3,636)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,960	2,354	3,058
Payments on long-term debt and finance leases	(4,190)	(2,941)	(2,332)
Deferred financing costs	(61)	(59)	(85)
Treasury stock repurchases	(1,097)	(837)	(1,615)
Dividend payments	(178)	(186)	(198)
Other financing activities	(2)	(3)	27
Net cash used in financing activities	(1,568)	(1,672)	(1,145)
Net increase (decrease) in cash and restricted cash	4	(112)	(37)
Cash and restricted cash at beginning of year	286	398	435
Cash and restricted cash at end of year (a)	$290	$286	$398

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:

Cash	$280	$275	$295
Restricted cash included in restricted cash and short-term investments	10	11	103
Total cash and restricted cash	$290	$286	$398

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2016	$5	$7,223	$(5,083)	$(2,429)	$(284)
Net income	—	—	—	1,282	1,282
Other comprehensive loss, net	—	—	(71)	—	(71)
Issuance of 2,166,861 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(51)	—	—	(51)
Purchase and retirement of 33,953,127 shares of AAG common stock	—	(1,563)	—	—	(1,563)
Dividends declared on AAG common stock ($0.40 per share)	—	—	—	(198)	(198)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	15	—	—	15
Share-based compensation expense	—	90	—	—	90
Impact of adoption of Accounting Standards Update (ASU) 2018-02 related to comprehensive income (See Note 1(b))	—	—	(622)	622	—
Balance at December 31, 2017	5	5,714	(5,776)	(723)	(780)
Net income	—	—	—	1,412	1,412
Other comprehensive loss, net	—	—	(120)	—	(120)
Issuance of 1,709,140 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(37)	—	—	(37)
Purchase and retirement of 16,606,157 shares of AAG common stock	—	(799)	—	—	(799)
Dividends declared on AAG common stock ($0.40 per share)	—	—	—	(188)	(188)
Share-based compensation expense	—	86	—	—	86
Impact of adoption of ASU 2016-01 related to financial instruments	—	—	—	60	60
Impact of adoption of ASU 2016-02 related to leases	—	—	—	197	197
Balance at December 31, 2018	5	4,964	(5,896)	758	(169)
Net income	—	—	—	1,686	1,686
Other comprehensive loss, net	—	—	(435)	—	(435)
Issuance of 1,682,202 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(25)	—	—	(25)
Purchase and retirement of 34,090,566 shares of AAG common stock	(1)	(1,095)	—	—	(1,096)
Dividends declared on AAG common stock ($0.40 per share)	—	—	—	(180)	(180)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	7	—	—	7
Share-based compensation expense	—	94	—	—	94
Balance at December 31, 2019	$4	$3,945	$(6,331)	$2,264	$(118)
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
1.  Basis of Presentation and Summary of Significant Accounting Policies
(a) Basis of Presentation
American Airlines Group Inc. (we, us, our and similar terms, or AAG), a Delaware corporation, is a holding company whose primary business activity is the operation of a major network air carrier, providing scheduled air transportation for passengers and cargo through its mainline operating subsidiary, American Airlines, Inc. (American) and its wholly-owned regional airline subsidiaries, Envoy Aviation Group Inc., PSA Airlines, Inc. and Piedmont Airlines, Inc. that operate under the brand American Eagle. On December 9, 2013, a subsidiary of AMR Corporation (AMR) merged with and into US Airways Group, Inc. (US Airways Group), a Delaware corporation, which survived as a wholly-owned subsidiary of AAG, and AAG emerged from Chapter 11 (the Merger). Upon closing of the Merger and emergence from Chapter 11, AMR changed its name to American Airlines Group Inc. All significant intercompany transactions have been eliminated.
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
ASU 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This ASU provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings due to the U.S. federal corporate income tax rate change as a result of H.R. 1, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act). The amount of the reclassification is the difference between the amount initially charged or credited directly to other comprehensive income at the previous U.S. federal corporate income tax rate that remains in accumulated other comprehensive income and the amount that would have been charged or credited directly to other comprehensive income using the newly enacted U.S. federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. In the first quarter of 2019, we adopted this standard retrospectively as of December 22, 2017, the date the 2017 Tax Act was enacted, which resulted in the recast of prior reporting periods. As a result of the adoption, we reclassified $622 million of stranded tax effects principally related to our pension plans from accumulated other comprehensive loss to retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

ASU 2016-13: Financial Instruments – Credit Losses (Topic 326)
This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. While we have not completed our evaluation of the impact of adoption of this standard, we do not expect it to have a material impact on our consolidated financial statements.
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

We assess impairment of operating property and equipment when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of the assets and the net book value of the assets exceeds their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.
Total depreciation and amortization expense was $2.6 billion, $2.4 billion and $2.2 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
(g) Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheet. Finance leases are included in property and equipment, current maturities of long-term debt and finance leases and long-term debt and finance leases, net of current maturities, in our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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
We provide a valuation allowance for our deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand.
(i) Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but assessed for impairment annually on October 1 or more frequently if events or circumstances indicate that goodwill may be impaired. We have one consolidated reporting unit.
Goodwill is assessed for impairment by initially performing a qualitative assessment and, if necessary, then comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. Based upon our annual assessment, there was no goodwill impairment in 2019. The carrying value of the goodwill on our consolidated balance sheets was $4.1 billion as of December 31, 2019 and 2018.
(j) Other Intangibles, Net
Intangible assets consist primarily of domestic airport slots, customer relationships, marketing agreements, international slots and route authorities, airport gate leasehold rights and tradenames.
Definite-Lived Intangible Assets
Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The following table provides information relating to our amortizable intangible assets as of December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Domestic airport slots	$365	$365
Customer relationships	300	300
Marketing agreements	105	105
Tradenames	35	35
Airport gate leasehold rights	137	137
Accumulated amortization	(704)	(663)
Total	$238	$279

Certain domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. The customer relationships and marketing agreements were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately nine years and 30 years, respectively. Tradenames are fully amortized.
We recorded amortization expense related to these intangible assets of $41 million for both years ended December 31, 2019 and 2018 and $44 million for 2017. We expect to record annual amortization expense for these intangible assets as follows (in millions):

2020	$41
2021	41
2022	41
2023	7
2024	7
2025 and thereafter	101
Total	$238

Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets include certain domestic airport slots and international slots and route authorities. Indefinite-lived intangible assets are not amortized but instead are assessed for impairment annually on October 1 or more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2019 and 2018, we had $1.8 billion and $1.9 billion, respectively, of indefinite-lived intangible assets on our consolidated balance sheets.
Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment to determine whether we believe it is more likely than not that an asset has been impaired. If we believe impairment has occurred, we then evaluate for impairment by comparing the estimated fair value of assets to the carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. Based upon our annual assessment, there were no material indefinite-lived intangible asset impairments in 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(k) Revenue Recognition
Revenue
The following are the significant categories comprising our reported operating revenues (in millions):

	Year Ended December 31,
	2019	2018	2017
Passenger revenue:
Passenger travel	$38,831	$37,457	$36,152
Loyalty revenue - travel (1)	3,179	3,219	2,979
Total passenger revenue	42,010	40,676	39,131
Cargo	863	1,013	890
Other:
Loyalty revenue - marketing services	2,361	2,352	2,124
Other revenue	534	500	477
Total other revenue	2,895	2,852	2,601
Total operating revenues	$45,768	$44,541	$42,622

(1)
Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions earned through travel or from co-branded credit card and other partners. See “Loyalty Revenue” below for further discussion on these mileage credits.

The following is our total passenger revenue by geographic region (in millions):

	Year Ended December 31,
	2019	2018	2017
Domestic	$30,881	$29,573	$28,749
Latin America	5,047	5,125	4,840
Atlantic	4,624	4,376	4,028
Pacific	1,458	1,602	1,514
Total passenger revenue	$42,010	$40,676	$39,131

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
The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in passenger revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. We have consistently applied this accounting method to estimate revenue from unused tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of our estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in passenger revenue during the period in which the evaluations are completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Various taxes and fees assessed on the sale of tickets to end customers are collected by us as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statements of operations and recorded as a liability until remitted to the appropriate taxing authority.
Loyalty Revenue
We currently operate the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as the Citi and Barclaycard US co-branded credit cards, and certain hotels and car rental companies. Mileage credits can be redeemed for travel on American and other participating partner airlines, as well as other non-air travel awards such as hotels and rental cars. For mileage credits earned by AAdvantage loyalty program members, we apply the deferred revenue method.
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
Mileage credits sold to co-branded credit cards and other partners
We sell mileage credits to participating airline partners and non-airline business partners, including our co-branded credit card partners, under contracts with terms extending generally for one to seven years. Consideration received from the sale of mileage credits is variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. We allocate the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
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
Other Revenue
Other revenue includes revenue associated with our loyalty program, which is comprised principally of the marketing component of mileage sales to co-branded credit card and other partners and other marketing related payments. Loyalty revenue included in other revenue was $2.4 billion for both years ended December 31, 2019 and 2018 and $2.1 billion for 2017. The accounting and recognition for the loyalty program marketing services are discussed above in “Loyalty Revenue.” The remaining amounts included within other revenue relate to airport clubs, advertising and vacation-related services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Contract Balances
Our significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future travel and other non-air travel awards, reported as loyalty program liability on our consolidated balance sheets and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on our consolidated balance sheets.

	December 31,
	2019	2018
	(in millions)
Loyalty program liability	$8,615	$8,539
Air traffic liability	4,808	4,339
Total	$13,423	$12,878

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2018	$8,539
Deferral of revenue	3,438
Recognition of revenue (1)	(3,362)
Balance at December 31, 2019 (2)	$8,615

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of December 31, 2019, our current loyalty program liability was $3.2 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For 2019, $3.3 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2018.
With respect to contract receivables, reflected as accounts receivable, net on the accompanying consolidated balance sheets, these primarily include receivables for tickets sold to individual passengers through the use of major credit cards. These receivables are short-term, mostly settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.
(l) Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.
(m) Selling Expenses
Selling expenses include credit card fees, commissions, computerized reservations systems fees and advertising. Selling expenses associated with passenger revenue are expensed when the transportation or service is provided. Advertising costs are expensed as incurred. Advertising expense was $129 million, $128 million and $135 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(n) Share-based Compensation
We account for our share-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The majority of our stock awards are time vested restricted stock units, and the fair value of such awards is based on the market price of the underlying shares of AAG common stock on the date of grant. See Note 15 for further discussion of share-based compensation.
(o) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other income, net within total nonoperating expense, net in our consolidated statements of operations. For the years ended December 31, 2019, 2018 and 2017, respectively, foreign currency losses were $32 million, $55 million and $4 million.
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
(q) Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on our consolidated statements of operations. Regional expenses consist of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Aircraft fuel and related taxes	$1,869	$1,843	$1,382
Salaries, wages and benefits	1,781	1,591	1,452
Capacity purchases from third-party regional carriers (1)	1,398	1,431	1,581
Maintenance, materials and repairs	403	340	281
Other rent and landing fees	651	610	625
Aircraft rent	29	32	35
Selling expenses	402	369	361
Depreciation and amortization	336	318	315
Special items, net	6	6	22
Other	626	593	492
Total regional expenses	$7,501	$7,133	$6,546

(1)
In 2019, 2018, and 2017, we recognized $590 million, $565 million and $544 million, respectively, of expense under our capacity purchase agreement with Republic Airline Inc. (Republic). We hold a 25% equity interest in Republic Airways Holdings Inc. (Republic Holdings), the parent company of Republic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

2.  Special Items, Net
Special items, net on our consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Fleet restructuring expenses (1)	$271	$422	$232
Fleet impairment (2)	213	—	—
Merger integration expenses (3)	191	268	273
Litigation reserve adjustments	(53)	45	—
Mark-to-market adjustments on bankruptcy obligations, net (4)	(11)	(76)	27
Severance expenses (5)	11	58	—
Intangible asset impairment (6)	—	26	—
Labor contract expenses	—	13	46
Employee 2017 Tax Act bonus expense (7)	—	—	123
Other operating charges, net	13	31	11
Mainline operating special items, net	635	787	712
Regional operating special items, net	6	6	22
Operating special items, net	641	793	734

Debt refinancing and extinguishment charges	16	13	22
Mark-to-market adjustments on equity and other investments, net (8)	(5)	104	—
Other nonoperating income, net	(8)	(4)	—
Nonoperating special items, net	3	113	22

Income tax special items (9)	—	18	—
Impact of the 2017 Tax Act (10)	—	—	823
Income tax special items, net	—	18	823

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Fleet impairment principally includes a non-cash write-down of aircraft related to the planned retirement of our Embraer E190 fleet.

(3)	Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.

(4)	Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

(5)	Severance expenses primarily included costs associated with reductions of management and support staff team members.

(6)	Intangible asset impairment includes a non-cash charge to write-off our Brazil route authority as a result of the U.S.-Brazil open skies agreement.

(7)	Employee bonus expense included costs related to the $1,000 cash bonus and associated payroll taxes granted to mainline employees in recognition of the 2017 Tax Act.

(8)
Mark-to-market adjustments on equity and other investments, net primarily relates to net unrealized gains and losses associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines).

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

3.  Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Basic EPS:
Net income	$1,686	$1,412	$1,282
Weighted average common shares outstanding (in thousands)	443,363	464,236	489,164
Basic EPS	$3.80	$3.04	$2.62

Diluted EPS:
Net income for purposes of computing diluted EPS	$1,686	$1,412	$1,282
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	443,363	464,236	489,164
Dilutive effect of stock awards	906	1,424	2,528
Diluted weighted average common shares outstanding	444,269	465,660	491,692
Diluted EPS	$3.79	$3.03	$2.61

Restricted stock unit awards excluded from the calculation of diluted EPS because inclusion would be antidilutive (in thousands)	2,520	1,266	328
4.  Share Repurchase Programs and Dividends
In April 2018, we announced that our Board of Directors authorized a $2.0 billion share repurchase program that will expire on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of December 31, 2019, there was $565 million of remaining authority to repurchase shares under our current $2.0 billion share repurchase program. Share repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases that may be made from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to repurchase any specific number of shares and our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
In 2019, we repurchased 33.8 million shares of AAG common stock for $1.1 billion at a weighted average cost per share of $32.09. In 2018, we repurchased 16.6 million shares of AAG common stock for $800 million at a weighted average cost per share of $48.15. In 2017, we repurchased 33.9 million shares of AAG common stock for $1.6 billion at a weighted average cost per share of $45.68. Since the inception of our share repurchase programs in July 2014 through December 31, 2019, we have repurchased 312.7 million shares of AAG common stock for $12.4 billion at a weighted average cost per share of $39.76.
Our Board of Directors declared quarterly cash dividends of $0.10 per share totaling $178 million, $186 million and $198 million for 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

5.  Debt
Long-term debt included on our consolidated balance sheets consisted of (in millions):

	December 31,
	2019	2018
Secured
2013 Credit Facilities, variable interest rate of 3.54%, installments through 2025 (a)	$1,807	$1,825
2014 Credit Facilities, variable interest rate of 3.72%, installments through 2021 (a)	1,202	1,215
April 2016 Credit Facilities, variable interest rate of 3.80%, installments through 2023 (a)	970	980
December 2016 Credit Facilities, variable interest rate of 3.74%, installments through 2023 (a)	1,213	1,225
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 4.05%, maturing from 2020 to 2032 (b)	11,933	11,648
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.99% to 7.31%, averaging 3.45%, maturing from 2020 to 2031 (c)	4,727	5,060
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2020 to 2031	754	798
	22,606	22,751
Unsecured
4.625% senior notes, interest only payments until due in March 2020 (d)	500	500
5.000% senior notes, interest only payments until due in June 2022 (d)	750	—
5.50% senior notes	—	750
	1,250	1,250
Total long-term debt	23,856	24,001
Less: Total unamortized debt discount, premium and issuance costs	211	222
Less: Current maturities	2,749	3,213
Long-term debt, net of current maturities	$20,896	$20,566

The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of December 31, 2019 (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Other Short-term Revolving Facility	400
Total	$3,243

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and certain pre-delivery payments.
At December 31, 2019, the maturities of long-term debt are as follows (in millions):

2020	$2,798
2021	3,510
2022	2,303
2023	4,074
2024	1,523
2025 and thereafter	9,648
Total	$23,856

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(a) 2013, 2014, April 2016 and December 2016 Credit Facilities
2013 Credit Facilities
In November 2019, American and AAG entered into the Sixth Amendment to Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015 (as previously amended, the 2013 Credit Agreement; the revolving credit facility established thereunder, the 2013 Revolving Facility; the term loan facility established thereunder, the 2013 Term Loan Facility; and the 2013 Revolving Facility together with the 2013 Term Loan Facility, the 2013 Credit Facilities), which reduced the total aggregate commitments under the 2013 Revolving Facility to $750 million from $1.0 billion. In addition, certain lenders party to the 2013 Credit Agreement extended the maturity date of their commitments under the 2013 Revolving Facility to October 2024 from October 2023.
2014 Credit Facilities
In November 2019, American and AAG entered into the Seventh Amendment to Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (as previously amended, the 2014 Credit Agreement; the revolving credit facility established thereunder, the 2014 Revolving Facility; the term loan facility established thereunder, the 2014 Term Loan Facility; and the 2014 Revolving Facility together with the 2014 Term Loan Facility, the 2014 Credit Facilities), which increased the total aggregate commitments under the 2014 Revolving Facility to $1.6 billion from $1.5 billion. In addition, certain lenders party to the 2014 Credit Agreement extended the maturity date of their commitments under the 2014 Revolving Facility to October 2024 from October 2023.
April 2016 Credit Facilities
In November 2019, American and AAG entered into the Fifth Amendment to Credit and Guaranty Agreement, amending the Credit and Guaranty Agreement dated as of April 29, 2016 (as previously amended, April 2016 Credit Agreement; the revolving credit facility established thereunder, the April 2016 Revolving Facility; the term loan facility established thereunder, the 2016 Term Loan Facility; and the April 2016 Revolving Facility together with the 2016 Term Loan Facility, the April 2016 Credit Facilities), which increased the total aggregate commitments under the April 2016 Revolving Facility to $450 million from $300 million. In addition, certain lenders party to the April 2016 Credit Agreement extended the maturity date of their commitments under the April 2016 Revolving Facility to October 2024 from October 2023.
December 2016 Credit Facilities
In December 2016, American and AAG entered into the Amended and Restated Credit and Guaranty Agreement, dated as of December 15, 2016 (as amended, the December 2016 Credit Agreement; the term loan facility established thereunder, the December 2016 Term Loan Facility; and together with the revolving credit facility that may be established thereunder in the future, the December 2016 Credit Facilities).
Certain details of our 2013 Credit Facilities, 2014 Credit Facilities, April 2016 Credit Facilities and December 2016 Credit Facilities (collectively referred to as the Credit Facilities) are shown in the table below as of December 31, 2019:

	2013 Credit Facilities		2014 Credit Facilities		April 2016 Credit Facilities		December 2016 Credit Facilities
	2013 Replacement Term Loan	2013 Revolving Facility	2014 Term Loan	2014 Revolving Facility	April 2016 Term Loan	April 2016 Revolving Facility	December 2016 Term Loan
Aggregate principal issued or credit facility availability (in millions)	$1,919	$750	$1,250	$1,643	$1,000	$450	$1,250
Principal outstanding or drawn (in millions)	$1,807	$—	$1,202	$—	$970	$—	$1,213
Maturity date	June 2025	October 2024	October 2021	October 2024	April 2023	October 2024	December 2023
LIBOR margin	1.75%	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%

The term loans under each of the Credit Facilities are repayable in annual installments in an amount equal to 1.00% of the aggregate principal amount issued, with any unpaid balance due on the respective maturity dates. Voluntary prepayments may be made by American at any time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The 2013 Revolving Facility, 2014 Revolving Facility and April 2016 Revolving Facility provide that American may from time to time borrow, repay and reborrow loans thereunder. The 2013 Revolving Facility and 2014 Revolving Facility have the ability to issue letters of credit thereunder in an aggregate amount outstanding at any time up to $100 million and $200 million, respectively. The 2013 Revolving Facility, 2014 Revolving Facility and April 2016 Revolving Facility are each subject to an undrawn annual fee of 0.63%. As of December 31, 2019, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility, 2014 Revolving Facility or April 2016 Revolving Facility. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Subject to certain limitations and exceptions, the Credit Facilities are secured by collateral, including certain spare parts, slots, route authorities, simulators and leasehold rights. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans as further described below in “Collateral-Related Covenants.”
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
In December 2019, due to uncertainty surrounding the timing of the Boeing 737 MAX aircraft return to service, American entered into an additional short-term revolving line of credit to provide us with incremental borrowing capacity of up to $400 million. We have no present intention to borrow any amounts under this facility, which matures in September 2020 with an optional extension to December 2020.
(b) EETCs
2019-1 Aircraft EETCs
In August 2019, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2019-1 Class AA, Class A and Class B EETCs (the 2019-1 Aircraft EETCs) in connection with the financing of 35 aircraft previously delivered or to be delivered to American through September 2020 (the 2019-1 Aircraft). As of December 31, 2019, approximately $804 million of the proceeds had been used to purchase equipment notes issued by American in connection with financing 28 aircraft under the 2019-1 Aircraft EETCs, of which $608 million was used to repay existing indebtedness. Interest and principal payments on equipment notes issued in connection with the 2019-1 Aircraft EETCs are payable semi-annually in February and August of each year, with interest payments scheduled to begin in February 2020 and with principal payments scheduled to begin (i) in the case of equipment notes with respect to any 2019-1 Aircraft owned by American at the time of issuance of the 2019-1 Aircraft EETCs, in February 2020 and (ii) in the case of equipment notes with respect to the Embraer E175 aircraft and the Airbus A321neo aircraft scheduled to be delivered after the issuance of the 2019-1 Aircraft EETCs, in August 2020 and August 2021, respectively. The remaining proceeds of approximately $293 million as of December 31, 2019 were being held in escrow with a depositary for the benefit of the holders of the 2019-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2019-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depositary for the benefit of the holders of the 2019-1 Aircraft EETCs are not American’s assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Certain information regarding the 2019-1 Aircraft EETC equipment notes and remaining escrowed proceeds, as of December 31, 2019, is set forth in the table below.

2019-1 Aircraft EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$579 million	$289 million	$229 million
Remaining escrowed proceeds	$155 million	$77 million	$61 million
Fixed interest rate per annum	3.15%	3.50%	3.85%
Maturity date	February 2032	February 2032	February 2028

2019-1 Engine EETCs
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
(c) Equipment Loans and Other Notes Payable Issued in 2019
In 2019, American entered into agreements under which it borrowed $1.7 billion in connection with the financing or refinancing, as the case may be, of certain aircraft and other flight equipment, of which $643 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2023 through 2031 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 3.37% at December 31, 2019.
(d) Senior Notes
In May 2019, AAG issued $750 million aggregate principal amount of 5.000% senior notes due 2022 (the 5.000% senior notes). These notes bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2019. The 5.000% senior notes mature on June 1, 2022.
The details of our 4.625% and 5.000% senior notes are shown in the table below as of December 31, 2019:

	4.625% Senior Notes	5.000% Senior Notes
Aggregate principal issued and outstanding	$500 million	$750 million
Maturity date	March 2020	June 2022
Fixed interest rate per annum	4.625%	5.000%
Interest payments	Semi-annually in arrears in March and September	Semi-annually in arrears in June and December

The 4.625% and 5.000% senior notes are senior unsecured obligations of AAG. These senior notes are fully and unconditionally guaranteed by American. The indentures for these senior notes contain covenants and events of default generally customary for similar financings. In addition, if we experience specific kinds of changes of control, we must offer to repurchase these senior notes in whole or in part at a price of 101% of the principal amount plus accrued and unpaid interest, if any, to (but not including) the repurchase date. Upon the occurrence of certain events of default, these senior notes may be accelerated and become due and payable.
Guarantees
As of December 31, 2019, AAG had issued guarantees covering approximately $725 million of American’s special facility revenue bonds (and interest thereon) and $8.1 billion of American’s secured debt (and interest thereon), including the Credit Facilities and certain EETC financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Collateral-Related Covenants
Certain of our debt financing agreements (including our term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV) ratio covenants and require us to appraise the related collateral annually. Pursuant to such agreements, if the LTV ratio exceeds a specified threshold or if the value of the appraised collateral fails to meet a specified threshold, as the case may be, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part.
Specifically, we are required to meet certain collateral coverage tests on an annual basis for our Credit Facilities, as described below:

	2013 Credit Facilities	2014 Credit Facilities	April 2016 Credit Facilities	December 2016 Credit Facilities
Frequency of Appraisals of Appraised Collateral	Annual	Annual	Annual	Annual
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	36.2%	17.7%	36.2%	53.6%
Collateral Description	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate all services between the U.S. and South America	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and European Union (including London Heathrow)	Generally, certain spare parts	Generally, certain Ronald Reagan Washington National Airport (DCA) slots, certain La Guardia Airport (LGA) slots, certain simulators and certain leasehold rights

At December 31, 2019, we were in compliance with the applicable collateral coverage tests as of the most recent measurement dates.
6.  Leases
We lease certain aircraft and engines, including aircraft under capacity purchase agreements. As of December 31, 2019, we had 636 leased aircraft, with remaining terms ranging from less than one year to 12 years.
At each airport where we conduct flight operations, we have agreements, generally with a governmental unit or authority, for the use of passenger, operations and baggage handling space as well as runways and taxiways. These agreements, particularly in the U.S., often contain provisions for periodic adjustments to rates and charges applicable under such agreements. These rates and charges also vary with our level of operations and the operations of the airport. Because of the variable nature of these rates, these leases are not recorded on our balance sheet as a ROU asset or a lease liability. Additionally, at our hub locations and in certain other cities we serve, we lease administrative offices, catering, cargo, training, maintenance and other facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2019	2018
Operating lease cost	$2,027	$1,907
Finance lease cost:
Amortization of assets	79	78
Interest on lease liabilities	43	48
Variable lease cost	2,558	2,353
Total net lease cost	$4,707	$4,386

Included in the table above is $236 million and $226 million of operating lease cost under our capacity purchase agreement with Republic for the years ended December 31, 2019 and 2018, respectively. We hold a 25% equity interest in Republic Holdings, the parent company of Republic.
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2019	2018
Operating leases:
Operating lease ROU assets	$8,737	$9,151

Current operating lease liabilities	$1,708	$1,654
Noncurrent operating lease liabilities	7,421	7,902
Total operating lease liabilities	$9,129	$9,556

Finance leases:
Property and equipment, at cost	$954	$936
Accumulated amortization	(447)	(391)
Property and equipment, net	$507	$545

Current finance lease liabilities	$112	$81
Noncurrent finance lease liabilities	558	613
Total finance lease liabilities	$670	$694

Weighted average remaining lease term (in years):
Operating leases	7.4	7.6
Finance leases	6.2	7.4

Weighted average discount rate:
Operating leases	4.7%	4.6%
Finance leases	6.2%	6.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Supplemental cash flow and other information related to leases was as follows (in millions):

	Year Ended December 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,013	$1,931
Operating cash flows from finance leases	43	48
Financing cash flows from finance leases	83	78

Non-cash transactions:
ROU assets acquired through operating leases	1,145	1,292
Operating lease conversion to finance lease	41	—
Property and equipment acquired through finance leases	20	—

Gain on sale leaseback transactions, net	107	59

Maturities of lease liabilities were as follows (in millions):

	December 31, 2019
	Operating Leases	Finance Leases
2020	$1,990	$153
2021	1,817	128
2022	1,620	132
2023	1,429	110
2024	1,030	116
2025 and thereafter	3,276	171
Total lease payments	11,162	810
Less: Imputed interest	(2,033)	(140)
Total lease obligations	9,129	670
Less: Current obligations	(1,708)	(112)
Long-term lease obligations	$7,421	$558

As of December 31, 2019, we have additional operating lease commitments that have not yet commenced of approximately $2.0 billion for 22 787-8 aircraft to be delivered in 2020 and 2021 with lease terms of 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

7.  Income Taxes
The significant components of the income tax provision were (in millions):

	Year Ended December 31,
	2019	2018	2017
Current income tax provision:
State and Local	$2	$3	$10
Foreign	8	29	14
Current income tax provision	10	32	24
Deferred income tax provision:
Federal	498	390	2,026
State and Local	62	50	63
Deferred income tax provision	560	440	2,089
Total income tax provision	$570	$472	$2,113

 The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Statutory income tax provision	$474	$396	$1,188
State income tax provision, net of federal tax effect	47	44	59
Book expenses not deductible for tax purposes	31	12	33
Foreign income taxes, net of federal tax effect	8	23	7
Change in valuation allowance	4	(6)	(3)
2017 Tax Act	—	—	823
Other, net	6	3	6
Income tax provision	$570	$472	$2,113

We provide a valuation allowance for our deferred tax assets, which include our net operating losses (NOLs), when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The components of our deferred tax assets and liabilities were (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Operating loss carryforwards	$2,103	$2,343
Leases	2,077	2,189
Loyalty program liability	1,755	1,770
Pensions	1,229	1,430
Postretirement benefits other than pensions	145	145
Rent expense	126	136
Alternative minimum tax (AMT) credit carryforwards	90	175
Reorganization items	30	33
Other	613	631
Total deferred tax assets	8,168	8,852
Valuation allowance	(34)	(30)
Net deferred tax assets	8,134	8,822
Deferred tax liabilities:
Accelerated depreciation and amortization	(5,196)	(5,280)
Leases	(1,979)	(2,081)
Other	(343)	(326)
Total deferred tax liabilities	(7,518)	(7,687)
Net deferred tax asset	$616	$1,135

At December 31, 2019, we had approximately $9.1 billion of federal NOLs carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which we expect to be available for use in 2020. The federal NOL Carryforwards will expire beginning in 2023 if unused. We also had approximately $3.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2019, which will expire in years 2020 through 2039 if unused. Our ability to deduct our NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. Substantially all of our remaining federal NOL Carryforwards attributable to US Airways Group are subject to limitation under Section 382; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $7.3 billion of unlimited NOL still remaining at December 31, 2019) of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. Similar limitations may apply for state income tax purposes. Our ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another future ownership change occurs. Under the Section 382 limitation, cumulative stock ownership changes among material stockholders exceeding 50% during a rolling three-year period can potentially limit a company’s future use of NOLs and tax credits.
At December 31, 2019, we had an AMT credit carryforward of approximately $170 million available for federal income tax purposes, which is presently expected to be fully refundable over the next several years as a result of the repeal of corporate AMT as part of the 2017 Tax Act.
In 2019, we recorded an income tax provision of $570 million, with an effective rate of approximately 25%, which was substantially non-cash due to utilization of our NOLs as described above. Substantially all of our income before income taxes is attributable to the United States.
We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our 2016 through 2018 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and we are under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. We believe that the effect of any assessments will not be material to our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. We accrue interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively.
The 2017 Tax Act was enacted on December 22, 2017 and is the most comprehensive tax change in more than 30 years. We completed our evaluation of the 2017 Tax Act and we reflected the impact of its effects, including the impact of a lower corporate income tax rate (21% vs. 35%) on our deferred tax assets and liabilities and the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. For the year ended December 31 2017, we recognized a special income tax provision of $823 million to reflect these impacts of the 2017 Tax Act.
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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Aircraft fuel prices have in the past, and may in the future, experience substantial volatility. Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of aircraft fuel can have a material effect on our operating results and liquidity.
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
(b) Interest Rate Risk
We have exposure to market risk associated with changes in interest rates related primarily to our variable-rate debt obligations. Interest rates on $9.6 billion principal amount of long-term debt as of December 31, 2019 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on our variable-rate debt was 3.6% at December 31, 2019. We currently do not have an interest rate hedge program to hedge our exposure to floating interest rates on our variable-rate debt obligations.
(c) Foreign Currency Risk
We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated transactions. Our largest exposure comes from the British pound, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. We do not currently have a foreign currency hedge program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2019.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$333	$333	$—	$—
Bank notes/certificates of deposit/time deposits	2,107	—	2,107	—
Corporate obligations	1,021	—	1,021	—
Repurchase agreements	85	—	85	—
	3,546	333	3,213	—
Restricted cash and short-term investments (1)	158	10	148	—
Long-term investments (3)	204	204	—	—
Total	$3,908	$547	$3,361	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Short-term investments (1):
Money market funds	$16	$16	$—	$—
Bank notes/certificates of deposit/time deposits	2,436	—	2,436	—
Corporate obligations	1,658	—	1,658	—
Repurchase agreements	375	—	375	—
	4,485	16	4,469	—
Restricted cash and short-term investments (1)	154	12	142	—
Long-term investments (3)	189	189	—	—
Total	$4,828	$217	$4,611	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(1)	Unrealized gains and losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments as of December 31, 2019 mature in one year or less except for $1.1 billion of bank notes/certificates of deposit/time deposits and $95 million of corporate obligations.

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
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$23,645	$24,508	$23,779	$23,775

10.  Employee Benefit Plans
We sponsor defined benefit and defined contribution pension plans for eligible employees. The defined benefit pension plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen and we began providing enhanced benefits under our defined contribution pension plans for certain employee groups. We use a December 31 measurement date for all of our defined benefit pension plans. We also provide certain retiree medical and other postretirement benefits, including health care and life insurance benefits, to retired employees. Effective November 1, 2012, we modified our retiree medical and other postretirement benefits plans to eliminate the company subsidy for employees who retire on or after November 1, 2012. As a result of modifications to our retiree medical and other postretirement benefits plans in 2012, we recognized a negative plan amendment of $1.9 billion, which is included as a component of prior service benefit in accumulated other comprehensive income (loss) (AOCI) and will be amortized over the future service life of the active plan participants for whom the benefit was eliminated, or approximately eight years. As of December 31, 2019, $150 million of prior service benefit remains, which will be fully amortized in 2020.
Benefit Obligations, Fair Value of Plan Assets and Funded Status
The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and a statement of funded status as of December 31, 2019 and 2018:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2019	2018	2019	2018

	(In millions)
Benefit obligation at beginning of period	$16,378	$18,275	$837	$1,011
Service cost	2	3	3	5
Interest cost	703	674	33	35
Actuarial (gain) loss (1), (2)	1,965	(1,910)	20	(133)
Settlements	(2)	(4)	—	—
Benefit payments	(689)	(662)	(74)	(81)
Other	1	2	5	—
Benefit obligation at end of period	$18,358	$16,378	$824	$837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2019	2018	2019	2018

	(In millions)
Fair value of plan assets at beginning of period	$10,053	$11,395	$225	$295
Actual return (loss) on plan assets	2,305	(1,151)	41	(24)
Employer contributions (3)	1,230	475	12	35
Settlements	(2)	(4)	—	—
Benefit payments	(689)	(662)	(74)	(81)
Fair value of plan assets at end of period	$12,897	$10,053	$204	$225
Funded status at end of period	$(5,461)	$(6,325)	$(620)	$(612)

(1)	The 2019 and 2018 pension actuarial (gain) loss primarily relates to changes in our weighted average discount rate and mortality assumption and, in 2018, changes to our retirement rate assumptions.

(2)	The 2019 retiree medical and other postretirement benefits actuarial loss primarily relates to changes in our weighted average discount rate assumption and plan experience adjustments.
The 2018 retiree medical and other postretirement benefits actuarial gain primarily relates to changes in our weighted average discount rate, medical trend and per capita claims assumptions.

(3)
During 2019, we contributed $1.2 billion to our defined benefit pension plans, including supplemental contributions of $444 million and a $786 million minimum required contribution. During 2018, we contributed $475 million to our defined benefit pension plans, including supplemental contributions of $433 million and a $42 million minimum required contribution.

Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2019	2018	2019	2018

	(In millions)
As of December 31,
Current liability	$5	$7	$24	$23
Noncurrent liability	5,456	6,318	596	589
Total liabilities	$5,461	$6,325	$620	$612

Net actuarial loss (gain)	$5,680	$5,356	$(426)	$(452)
Prior service cost (benefit)	104	131	(120)	(362)
Total accumulated other comprehensive loss (income), pre-tax	$5,784	$5,487	$(546)	$(814)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2019	2018	2019	2018

	(In millions)
Projected benefit obligation	$18,327	$16,351	$—	$—
Accumulated benefit obligation (ABO)	18,315	16,341	—	—
Accumulated postretirement benefit obligation	—	—	824	837
Fair value of plan assets	12,862	10,023	204	225
ABO less fair value of plan assets	5,453	6,318	—	—

Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017

	(In millions)
Defined benefit plans:
Service cost	$2	$3	$2	$3	$5	$4
Interest cost	703	674	721	33	35	39
Expected return on assets	(815)	(905)	(790)	(15)	(24)	(21)
Settlements	—	—	1	—	—	—
Amortization of:
Prior service cost (benefit)	28	28	28	(236)	(236)	(237)
Unrecognized net loss (gain)	150	141	144	(31)	(21)	(23)
Net periodic benefit cost (income)	$68	$(59)	$106	$(246)	$(241)	$(238)

The components of net periodic benefit cost (income) other than the service cost component are included in nonoperating other income, net in our consolidated statements of operations.
The estimated amount of unrecognized actuarial net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $194 million.
The estimated amount of unrecognized actuarial net gain and prior service benefit for the retiree medical and other postretirement benefits plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $167 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Assumptions
The following actuarial assumptions were used to determine our benefit obligations and net periodic benefit cost (income) for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2019	2018	2019	2018
Benefit obligations:
Weighted average discount rate	3.4%	4.4%	3.3%	4.3%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Net periodic benefit cost (income):
Weighted average discount rate	4.4%	3.8%	4.3%	4.3%	3.6%	4.1%
Weighted average expected rate of return on plan assets	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	3.7%	3.9%	4.2%

(1)	The weighted average health care cost trend rate at December 31, 2019 is assumed to decline gradually to 3.3% by 2027 and remain level thereafter.
As of December 31, 2019, our estimate of the long-term rate of return on plan assets was 8.0% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management and securities lending programs.
A one percentage point change in the assumed health care cost trend rates would have the following approximate effects on our retiree medical and other postretirement benefits plans (in millions):

	1% Increase	1% Decrease
Increase (decrease) on 2019 service and interest cost	$1	$(1)
Increase (decrease) on benefit obligation as of December 31, 2019	40	(40)

Minimum Contributions
We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and various other laws for U.S. based plans as well as underfunding rules specific to countries where we maintain defined benefit plans. Based on current funding assumptions, we have minimum required contributions of $196 million for 2020 including contributions to defined benefit plans for our wholly-owned regional subsidiaries. Our funding obligations will depend on the performance of our investments held in trust by the pension plans, interest rates for determining liabilities, the amount of and timing of any supplemental contributions and our actuarial experience.
Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2020	2021	2022	2023	2024	2025-2029
Pension benefits	$753	$792	$832	$874	$914	$5,045
Retiree medical and other postretirement benefits	80	71	66	64	61	265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Plan Assets
The objectives of our investment policies are to: maintain sufficient income and liquidity to pay retirement benefits; produce a long-term rate of return that meets or exceeds the assumed rate of return for plan assets; limit the volatility of asset performance and funded status; and diversify assets among asset classes and investment managers.
Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving the funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range
Equity	45% - 80%
Public:
U.S. Large	15% - 40%
U.S. Small/Mid	2% - 10%
International	10% - 25%
Emerging Markets	2% - 15%
Alternative Investments	5% - 30%
Fixed Income	20% - 55%
Public:
U.S. Long Duration	15% - 45%
High Yield and Emerging Markets	0% - 10%
Private Income	0% - 10%
Other	0% - 5%
Cash Equivalents	0% - 20%

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
Investments in securities traded on recognized securities exchanges are valued at the last reported sales price on the last business day of the year. Securities traded in the over-the-counter market are valued at the last bid price. The money market fund is valued at fair value which represents the net asset value of the shares of such fund as of the close of business at the end of the period. Investments in limited partnerships are carried at estimated net asset value as determined by and reported by the general partners of the partnerships and represent the proportionate share of the estimated fair value of the underlying assets of the limited partnerships. Common/collective trusts are valued at net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The pension plan’s master trust also invests in a 103-12 investment entity (the 103-12 Investment Trust) which is designed to invest plan assets of more than one unrelated employer. The 103-12 Investment Trust is valued at net asset value which is determined by the issuer daily and is based on the aggregate fair value of trust assets less liabilities, divided by the number of units outstanding. No changes in valuation techniques or inputs occurred during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Benefit Plan Assets Measured at Fair Value on a Recurring Basis
The fair value of our pension plan assets at December 31, 2019 and 2018, by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2019
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$20	$—	$—	$20
Equity securities:
International markets (a), (b)	2,769	—	—	2,769
Large-cap companies (b)	2,312	—	—	2,312
Mid-cap companies (b)	543	—	—	543
Small-cap companies (b)	97	—	—	97
Mutual funds (c)	68	—	—	68
Fixed income:
Corporate debt (d)	—	2,804	—	2,804
Government securities (e)	—	923	—	923
U.S. municipal securities	—	51	—	51
Mortgage backed securities	—	4	—	4
Alternative instruments:
Private market partnerships (f)	—	—	10	10
Private market partnerships measured at net asset value (f), (g)	—	—	—	1,464
Common/collective trusts (h)	—	358	—	358
Common/collective trusts and 103-12 Investment Trust measured at net asset value (g), (h)	—	—	—	1,423
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	53	—	—	53
Due to/from brokers for sale of securities – net	(4)	—	—	(4)
Total	$5,858	$4,140	$12	$12,897

(a)
Holdings are diversified as follows: 14% United Kingdom, 8% Switzerland, 8% Ireland, 7% Japan, 7% France, 6% South Korea, 6% Canada, 18% emerging markets and the remaining 26% with no concentration greater than 5% in any one country.

(b)	There are no significant concentrations of holdings by company or industry.

(c)
Investment includes mutual funds invested 40% in equity securities of large-cap, mid-cap and small-cap U.S. companies, 33% in U.S. treasuries and corporate bonds and 27% in equity securities of international companies.

(d)
Includes approximately 76% investments in corporate debt with a S&P rating lower than A and 24% investments in corporate debt with a S&P rating A or higher. Holdings include 86% U.S. companies, 11% international companies and 3% emerging market companies.

(e)
Includes approximately 79% investments in U.S. domestic government securities, 13% in emerging market government securities and 8% in international government securities. There are no significant foreign currency risks within this classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(f)
Includes limited partnerships that invest primarily in domestic private equity and private income opportunities. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its net asset value, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $1.4 billion over the next ten years.

(g)
Certain investments that are measured using net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the notes to the consolidated financial statements.

(h)
Investment includes 36% in a common/collective trust investing in securities of larger companies within the U.S., 29% in a common/collective trust investing in securities of smaller companies located outside the U.S., 16% in a collective interest trust investing primarily in short-term securities, 15% in an emerging market 103-12 Investment Trust with investments in emerging country equity securities and 4% in Canadian segregated balanced value, income growth and diversified pooled funds. For some trusts, requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

	Fair Value Measurements as of December 31, 2018
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$23	$—	$—	$23
Equity securities:
International markets (a), (b)	3,181	—	—	3,181
Large-cap companies (b)	2,021	—	—	2,021
Mid-cap companies (b)	583	—	—	583
Small-cap companies (b)	122	—	—	122
Mutual funds (c)	52	—	—	52
Fixed income:
Corporate debt (d)	—	2,116	—	2,116
Government securities (e)	—	228	—	228
U.S. municipal securities	—	40	—	40
Alternative instruments:
Private market partnerships (f)	—	—	7	7
Private market partnerships measured at net asset value (f), (g)	—	—	—	1,188
Common/collective trusts (h)	—	218	—	218
Common/collective trusts and 103-12 Investment Trust measured at net asset value (g), (h)	—	—	—	227
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	47	—	—	47
Due to/from brokers for sale of securities – net	5	—	—	5
Other liabilities – net	(7)	—	—	(7)
Total	$6,027	$2,602	$9	$10,053

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

(h)
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

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2019, were as follows (in millions):

	Private Market Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2018	$7	$2
Purchases	3	—
Ending balance at December 31, 2019	$10	$2
Changes in fair value measurements of Level 3 investments during the year ended December 31, 2018, were as follows (in millions):

	Private Market Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2017	$14	$2
Actual loss on plan assets:
Relating to assets still held at the reporting date	(2)	—
Purchases	1	—
Sales	(6)	—
Ending balance at December 31, 2018	$7	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

The fair value of our retiree medical and other postretirement benefits plans assets by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2019
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – AAL Class	—	200	—	200
Total	$4	$200	$—	$204

	Fair Value Measurements as of December 31, 2018
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – AAL Class	—	221	—	221
Total	$4	$221	$—	$225

Investments in the retiree medical and other postretirement benefits plans’ mutual funds are valued by quoted prices on the active market, which is fair value, and represents the net asset value of the shares of such funds as of the close of business at the end of the period. The AAL Class mutual funds are offered only to benefit plans of American, therefore, trading is restricted only to American, resulting in a fair value classification of Level 2. Investments included approximately 24% and 30% of investments in non-U.S. common stocks in 2019 and 2018, respectively. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.
Defined Contribution and Multiemployer Plans
The costs associated with our defined contribution plans were $860 million, $846 million and $820 million for the years ended December 31, 2019, 2018 and 2017, respectively.
We participate in the International Association of Machinists & Aerospace Workers (IAM) National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the IAM Pension Fund). Our contributions to the IAM Pension Fund were $32 million, $31 million and $31 million for the years ended December 31, 2019, 2018 and 2017, respectively. The IAM Pension Fund reported $467 million in employers’ contributions for the year ended December 31, 2018, which is the most recent year for which such information is available. For 2018, our contributions represented more than 5% of total contributions to the IAM Pension Fund.
On March 29, 2019, the actuary for the IAM Pension Fund certified that the fund was in endangered status despite reporting a funded status of over 80%. Additionally, the IAM Pension Fund’s Board voluntarily elected to enter into critical status on April 17, 2019. In connection with the entry into critical status, the IAM Pension Fund adopted a rehabilitation plan on April 17, 2019 (the Rehabilitation Plan). Under the Rehabilitation Plan, we were subject to an immaterial contribution surcharge, which ceased to apply June 14, 2019 upon our adoption of a contribution schedule under the Rehabilitation Plan. The contribution schedule we adopted provides for 2.5% annual increases to our contribution rate. This contribution schedule will remain in effect through the earlier of December 31, 2031 or the date the IAM Pension Fund emerges from critical status.
Profit Sharing Program
We accrue 5% of our pre-tax income excluding net special items for our profit sharing program. For the year ended December 31, 2019, we accrued $213 million for this program, which will be distributed to employees in the first quarter of 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

11.  Accumulated Other Comprehensive Loss
The components of AOCI are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2017	$(4,523)	$(1)	$(1,252)		$(5,776)
Other comprehensive income (loss) before reclassifications	(62)	(4)	15		(51)
Amounts reclassified from AOCI	(88)	—	19	(2)	(69)
Net current-period other comprehensive income (loss)	(150)	(4)	34		(120)
Balance at December 31, 2018	(4,673)	(5)	(1,218)		(5,896)
Other comprehensive income (loss) before reclassifications	(476)	3	107		(366)
Amounts reclassified from AOCI	(89)	—	20	(2)	(69)
Net current-period other comprehensive income (loss)	(565)	3	127		(435)
Balance at December 31, 2019	$(5,238)	$(2)	$(1,091)		$(6,331)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on our consolidated statements of operations.
Reclassifications out of AOCI for the years ended December 31, 2019 and 2018 are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the consolidated statements of operations
	Year Ended December 31,
AOCI Components	2019	2018
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(162)	$(161)	Nonoperating other income, net
Actuarial loss	93	92	Nonoperating other income, net
Total reclassifications for the period, net of tax	$(69)	$(69)

Amounts allocated to other comprehensive income for income taxes as further described in Note 7 will remain in AOCI until we cease all related activities, such as termination of the pension plan.
12.  Commitments, Contingencies and Guarantees
(a) Aircraft, Engine and Other Purchase Commitments
Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2019 are expected to be as follows (approximately, in millions):

	2020	2021	2022	2023	2024	2025 and Thereafter	Total
Payments for aircraft commitments and certain engines (1)	$1,629	$750	$1,599	$1,543	$2,574	$4,855	$12,950

(1)
These amounts are net of purchase deposits currently held by the manufacturers. We have granted a security interest in certain of our purchase deposits with Boeing. Our purchase deposits held by all manufacturers totaled $1.7 billion as of December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

On March 13, 2019, a directive from the Federal Aviation Administration (FAA) grounded all U.S.-registered Boeing 737 MAX aircraft. We currently have 76 Boeing 737 MAX Family aircraft on order and we have not taken delivery of any Boeing 737 MAX Family aircraft since the grounding. The extent of the delay to the scheduled deliveries of the Boeing 737 MAX aircraft is expected to be impacted by the length of time the FAA order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA order, among other factors. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our current best estimate, including with respect to the delivery of Boeing 737 MAX aircraft; however, the actual delivery schedule may differ from the table above, potentially materially.
The amounts in the table exclude 22 787-8 aircraft to be delivered in 2020 and 2021 for which Boeing has committed to provide sale-leaseback financing (in the form of operating leases). See Note 6 for information regarding this operating lease commitment.
Additionally, we have purchase commitments related to aircraft fuel, construction projects and information technology support as follows (approximately): $3.5 billion in 2020, $3.5 billion in 2021, $1.3 billion in 2022, $130 million in 2023, $81 million in 2024 and $77 million in 2025 and thereafter.
(b) Capacity Purchase Agreements with Third-Party Regional Carriers
American has capacity purchase agreements with third-party regional carriers. The capacity purchase agreements provide that all revenues, including passenger, in-flight, ancillary, mail and freight revenues, go to American. American controls marketing, scheduling, ticketing, pricing and seat inventories. In return, American agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that American either reimburses or pays 100% of certain variable costs, such as airport landing fees, fuel and passenger liability insurance.
As of December 31, 2019, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2020 to 2032, with rights of American to extend the respective terms of certain agreements.
As of December 31, 2019, American’s minimum obligations under its capacity purchase agreements with third-party regional carriers are as follows (approximately, in millions):

	2020	2021	2022	2023	2024	2025 and Thereafter	Total
Minimum obligations under capacity purchase agreements with third-party regional carriers (1)	$1,115	$1,185	$1,126	$1,077	$1,077	$3,402	$8,982

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
We are managing this project and have legal title to the assets during their construction. As each phase is completed, the assets will be sold and transferred to LAWA, including the site improvements and non-proprietary improvements. As we control the assets during construction, they are recognized on our balance sheet until legal title has transferred. For 2019, we incurred approximately $98 million in costs relating to the LAX modernization project, which are included within operating property and equipment on our consolidated balance sheet as of December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(d) Off-Balance Sheet Arrangements
Aircraft and Engines
American currently operates 382 owned aircraft and 69 leased aircraft, and owns 79 spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of the spare engine EETCs, the trust allows American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2019, $11.9 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities; however, American concluded it is not the primary beneficiary under these leasing arrangements and accounts for the majority of its EETC leveraged lease financings as operating leases. American’s total future payments to the trusts of each of the relevant EETCs under these leveraged lease financings are $177 million as of December 31, 2019, which are reflected in the operating lease obligations in Note 6.
Letters of Credit and Other
We provide financial assurance, such as letters of credit, surety bonds or restricted cash and investments, primarily to support projected workers’ compensation obligations and airport commitments. As of December 31, 2019, we had $572 million of letters of credit and surety bonds securing various obligations. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2022.
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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for purposes of calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

under the Plan. As of December 31, 2019, the Disputed Claims Reserve held approximately 7 million shares of AAG common stock.
Private Party Antitrust Action Related to Passenger Capacity. We, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, were named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were consolidated in the Federal District Court for the District of Columbia (the DC Court). On June 15, 2018, we reached a settlement agreement with the plaintiffs in the amount of $45 million to resolve all class claims in the U.S. lawsuits. That settlement was approved by the DC Court on May 13, 2019. Three parties who objected to the settlement have appealed that decision to the United States Court of Appeals for the District of Columbia. We believe these appeals are without merit and intend to vigorously defend against them.
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
Pension Benefits Action. On December 11, 2018, a lawsuit captioned Torres, et al. v. American Airlines, Inc., The Employee Benefits Committee and John/Jane Does 1-5, was filed in the United States District Court for the Northern District of Texas. The plaintiffs in this lawsuit purport to represent a class consisting of all participants in and beneficiaries under any of the four American defined benefit pension plans who elected to receive an optional form of benefit other than a lump sum distribution of a participant’s vested benefit. Under ERISA, participants covered by defined benefit plans accrue retirement benefits in the form of a single life annuity payable upon retirement on a monthly basis until the employee’s death, and may elect certain alternative forms of benefit payments. Plaintiffs contend that the mortality tables used by American for purposes of calculations related to these alternative forms of benefits are outdated and that more recent mortality tables would have provided more generous benefits and should have been used to make those calculations. The court has denied our motion to dismiss the complaint. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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
American is required to make principal and interest payments for certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment, which are leased to American. The payment of principal and interest of certain special facility revenue bonds is guaranteed by AAG. As of December 31, 2019, the remaining lease payments through 2035 guaranteeing the principal and interest on these bonds are $589 million and the current carrying amount of the associated operating lease liability in the accompanying consolidated balance sheet is $321 million.
As of December 31, 2019, AAG had issued guarantees covering approximately $725 million of American’s special facility revenue bonds (and interest thereon) and $8.1 billion of American’s secured debt (and interest thereon), including the Credit Facilities and certain EETC financings.
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
(h) Labor Negotiations
As of December 31, 2019, we employed approximately 133,700 active full-time equivalent employees, of which 29,500 were employed by our regional operations. Approximately 85% of employees are covered by collective bargaining agreements (CBAs) with various labor unions and approximately 22% of employees are covered by CBAs that will become amendable within one year. Agreements in principle were reached on January 30, 2020 for joint collective bargaining agreements (JCBAs) covering our mainline maintenance, fleet service, stock clerks, maintenance control technicians and maintenance training instructors. Those agreements are subject to membership ratification vote. Additionally, the post-Merger JCBAs covering our pilots and flight attendants became amendable in January 2020 and December 2019, respectively. Negotiations continue for new agreements for these workgroups as well as for CBAs covering certain employee groups at our wholly-owned regional subsidiaries.
13.  Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$7	$—	$15
Equity Investment	—	—	120
Supplemental information:
Interest paid, net	1,111	1,091	1,040
Income taxes paid	8	18	20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

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
See Note 1(k) for our passenger revenue by geographic region. Our tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.
15.  Share-based Compensation
The 2013 AAG Incentive Award Plan (the 2013 Plan) provides that awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalent award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right. The 2013 Plan initially authorized the grant of awards for the issuance of up to 40 million shares. Any shares underlying awards granted under the 2013 Plan that are forfeited, terminate or are settled in cash (in whole or in part) without the delivery of shares will again be available for grant.
Our salaries, wages and benefits expense for the years ended December 31, 2019, 2018 and 2017 included $95 million, $88 million and $90 million, respectively, of share-based compensation costs.
During 2019, 2018 and 2017, we withheld approximately 0.8 million, 0.8 million and 1.1 million shares of AAG common stock, respectively, and paid approximately $25 million, $37 million and $51 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.
Restricted Stock Unit Awards (RSUs)
The majority of our RSUs have service conditions (time vested primarily over three years). The grant-date fair value of these RSUs is equal to the market price of the underlying shares of AAG common stock on the date of grant. The expense for these RSUs is recognized on a straight-line basis over the vesting period for the entire award. RSUs are classified as equity awards as the vesting results in the issuance of shares of AAG common stock.
RSU award activity for all plans for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2016	5,187	$41.48
Granted	2,309	48.58
Vested and released	(2,708)	39.63
Forfeited	(464)	44.48
Outstanding at December 31, 2017	4,324	$46.94
Granted	2,194	47.65
Vested and released	(1,999)	44.99
Forfeited	(199)	45.72
Outstanding at December 31, 2018	4,320	$44.29
Granted	3,206	34.00
Vested and released	(2,002)	44.90
Forfeited	(337)	42.55
Outstanding at December 31, 2019	5,187	$37.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

As of December 31, 2019, there was $108 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $68 million, $91 million and $123 million, respectively.
16.  Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Additions Charged to Statement of Operations Accounts	Deductions	Balance at End of Year
Allowance for obsolescence of spare parts
Year ended December 31, 2019	$814	$91	$(121)	$784
Year ended December 31, 2018	769	70	(25)	814
Year ended December 31, 2017	765	29	(25)	769
Allowance for uncollectible accounts
Year ended December 31, 2019	$29	$19	$(17)	$31
Year ended December 31, 2018	24	42	(37)	29
Year ended December 31, 2017	36	43	(55)	24

17.  Quarterly Financial Data (Unaudited)
Unaudited summarized financial data by quarter for 2019 and 2018 (in millions, except share and per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Operating revenues	$10,584	$11,960	$11,911	$11,313
Operating expenses	10,209	10,807	11,103	10,584
Operating income	375	1,153	808	729
Net income	185	662	425	414
Earnings per share:
Basic	$0.41	$1.49	$0.96	$0.95
Diluted	$0.41	$1.49	$0.96	$0.95
Shares used for computation (in thousands):
Basic	451,951	445,008	441,915	434,578
Diluted	453,429	445,587	442,401	435,659

2018
Operating revenues	$10,401	$11,643	$11,559	$10,938
Operating expenses	10,005	10,639	10,874	10,367
Operating income	396	1,004	685	571
Net income	159	556	372	325
Earnings per share:
Basic	$0.34	$1.20	$0.81	$0.71
Diluted	$0.34	$1.20	$0.81	$0.70
Shares used for computation (in thousands):
Basic	472,297	463,533	460,526	460,589
Diluted	474,598	464,618	461,507	461,915

Our fourth quarter 2019 results include $108 million of total pre-tax net special items that principally included $85 million of merger integration expenses and $39 million of fleet restructuring expenses, offset in part by $42 million of mark-to-market net unrealized gains associated with certain equity and other investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

Our fourth quarter 2018 results include $195 million of total pre-tax net special items that principally included $94 million of fleet restructuring expenses, $81 million of merger integration expenses, $37 million of severance costs associated with reductions of management and support staff team members, $22 million of mark-to-market net unrealized losses associated with certain equity investments, offset in part by a $37 million net credit resulting from mark-to-market adjustments on bankruptcy obligations.
18.  Subsequent Events
Dividend Declaration
In January 2020, we announced that our Board of Directors declared a $0.10 per share cash dividend for stockholders of record on February 5, 2020, and payable on February 19, 2020. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued at any time at our discretion and without prior notice.
2014 Credit Facilities Refinancing
In January 2020, American and AAG entered into the Eighth Amendment (the Eighth Amendment) to Amended and Restated Credit and Guaranty Agreement, amending the 2014 Credit Agreement, pursuant to which American refinanced the 2014 Term Loan Facility, increasing the total aggregate principal outstanding to $1.22 billion, reducing LIBOR margin from 2.00% to 1.75%, with a LIBOR floor of 0%, and reducing the base rate margin from 1.00% to 0.75%. In addition, the maturity date for the 2014 Term Loan Facility was extended to January 2027 from October 2021. The 2014 Revolving Facility remains unchanged and, as of January 29, 2020, the effective date of the Eighth Amendment, there were no borrowings or letters of credit outstanding thereunder.

ITEM 8B. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES, INC.
Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
American Airlines, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Airlines, Inc. and subsidiaries (American) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), American’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2020 expressed an unqualified opinion on the effectiveness of American’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, American has changed its method of accounting for leases as of January 1, 2018 due to the modified retrospective adoption of Accounting Standards Update 2016-02, Leases (Topic 842), as amended.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of estimated passenger travel revenue
As discussed in Note 1(k) to the consolidated financial statements, American recorded passenger travel revenue of $38.8 billion for the year ended December 31, 2019. Passenger travel revenue includes an estimate for the amount of revenue recognized for tickets that will expire unused in whole or in part. The percentage of passenger tickets that are expected to expire unused is estimated based on an analysis of American’s historical data.
We identified the evaluation of estimated passenger travel revenue as a critical audit matter. A high degree of auditor judgment was required to assess the underlying assumption made by American to develop this estimate.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over American’s passenger revenue recognition process, including controls related to the estimation of the percentage of passenger tickets that are expected to expire unused. We assessed American’s estimate of the percentage of passenger tickets expected to expire unused by comparing previous years’ estimates to the actual percentage of passenger tickets expired unused for the year. We evaluated the estimated amount of revenue recorded in the current year related to passenger tickets that are expected to expire unused by developing an independent expectation using actual historical ticket expirations. We compared our independent expectation to that of American.
Assessment of the estimated selling price for mileage credits earned through travel
As discussed in Note 1(k) to the consolidated financial statements, American applies a relative selling price approach whereby the total amount collected from each applicable passenger ticket sale is allocated between the air transportation and the mileage credits earned. The mileage credits earned are deferred and recognized in passenger revenue at the time mileage credits are redeemed and transportation is provided. American estimates the selling price of mileage credits earned through travel using an approach based on inputs and assumptions derived from historical data. Additionally, an adjustment is made to the estimated selling price of mileage credits earned to account for the estimate of mileage credits not expected to be redeemed. American’s loyalty program liability was $8.6 billion as of December 31, 2019, and the associated passenger revenue for mileage credits redeemed for travel was $3.2 billion for the year ended December 31, 2019.
We identified the assessment of the estimated selling price for mileage credits earned through travel, including the estimated number of mileage credits not expected to be redeemed, as a critical audit matter. A high degree of auditor judgment was required to evaluate the historical data used to develop the estimate.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over American’s loyalty program accounting process, including controls related to the estimation of the selling price for mileage credits earned through travel. We evaluated that American’s methodology used to develop the estimated selling price of mileage credits earned through travel, including estimated mileage credits not expected to be redeemed, was consistent with that of historical periods. We performed sensitivity analyses over the estimated selling price of mileage credits earned through travel, including estimated mileage credits not expected to be redeemed. We assessed the results of the sensitivity analyses to American’s recorded amount of loyalty program liability and the associated passenger revenue. We compared American’s estimate of mileage credits not expected to be redeemed to that of other airlines within the industry.

/s/    KPMG LLP

We have served as American’s auditor since 2014.
Dallas, Texas
February 19, 2020

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Operating revenues:
Passenger	$42,010	$40,676	$39,131
Cargo	863	1,013	890
Other	2,888	2,841	2,589
Total operating revenues	45,761	44,530	42,610
Operating expenses:
Aircraft fuel and related taxes	7,526	8,053	6,128
Salaries, wages and benefits	12,600	12,240	11,942
Regional expenses	7,518	7,064	6,572
Maintenance, materials and repairs	2,380	2,050	1,959
Other rent and landing fees	2,055	1,900	1,806
Aircraft rent	1,326	1,264	1,197
Selling expenses	1,602	1,520	1,477
Depreciation and amortization	1,982	1,839	1,702
Special items, net	635	787	712
Other	5,090	5,090	4,910
Total operating expenses	42,714	41,807	38,405
Operating income	3,047	2,723	4,205
Nonoperating income (expense):
Interest income	515	330	215
Interest expense, net	(1,109)	(1,028)	(988)
Other income, net	152	167	123
Total nonoperating expense, net	(442)	(531)	(650)
Income before income taxes	2,605	2,192	3,555
Income tax provision	633	534	2,270
Net income	$1,972	$1,658	$1,285
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$1,972	$1,658	$1,285
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(434)	(116)	(68)
Investments	3	(3)	(1)
Total other comprehensive loss, net of tax	(431)	(119)	(69)
Total comprehensive income	$1,541	$1,539	$1,216
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	December 31,
	2019	2018
ASSETS
Current assets
Cash	$267	$265
Short-term investments	3,543	4,482
Restricted cash and short-term investments	158	154
Accounts receivable, net	1,770	1,755
Receivables from related parties, net	12,451	10,666
Aircraft fuel, spare parts and supplies, net	1,754	1,442
Prepaid expenses and other	584	493
Total current assets	20,527	19,257
Operating property and equipment
Flight equipment	42,213	41,180
Ground property and equipment	9,089	8,466
Equipment purchase deposits	1,674	1,277
Total property and equipment, at cost	52,976	50,923
Less accumulated depreciation and amortization	(18,335)	(17,123)
Total property and equipment, net	34,641	33,800
Operating lease right-of-use assets	8,694	9,094
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $704 and $663, respectively	2,084	2,137
Deferred tax asset	689	1,280
Other assets	1,164	1,219
Total other assets	8,028	8,727
Total assets	$71,890	$70,878

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$2,358	$2,547
Accounts payable	1,990	1,707
Accrued salaries and wages	1,461	1,363
Air traffic liability	4,808	4,339
Loyalty program liability	3,193	3,267
Operating lease liabilities	1,695	1,639
Other accrued liabilities	2,055	2,259
Total current liabilities	17,560	17,121
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	20,684	20,650
Pension and postretirement benefits	6,008	6,863
Loyalty program liability	5,422	5,272
Operating lease liabilities	7,388	7,857
Other liabilities	1,406	1,345
Total noncurrent liabilities	40,908	41,987
Commitments and contingencies (Note 10)
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,903	16,802
Accumulated other comprehensive loss	(6,423)	(5,992)
Retained earnings	2,942	960
Total stockholder’s equity	13,422	11,770
Total liabilities and stockholder’s equity	$71,890	$70,878
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$1,972	$1,658	$1,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,267	2,108	1,964
Net loss (gains) from sale of property and equipment and sale-leaseback transactions	(109)	(57)	2
Special items, net non-cash	384	458	272
Pension and postretirement	(178)	(302)	(132)
Deferred income tax provision	623	503	2,246
Share-based compensation	94	86	90
Other, net	(56)	(102)	(146)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	130	232	(189)
Increase in other assets	(321)	(354)	(405)
Increase (decrease) in accounts payable and accrued liabilities	273	(171)	266
Increase in air traffic liability	469	297	65
Increase in receivables from related parties, net	(1,772)	(1,849)	(1,994)
Increase (decrease) in loyalty program liability	76	(283)	(308)
Contributions to pension plans	(1,224)	(472)	(286)
Increase (decrease) in other liabilities	(199)	191	140
Net cash provided by operating activities	2,429	1,943	2,870
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(4,156)	(3,677)	(5,881)
Proceeds from sale-leaseback transactions	850	1,096	853
Proceeds from sale of property and equipment	49	106	69
Purchases of short-term investments	(3,184)	(3,412)	(4,633)
Sales of short-term investments	4,144	3,705	5,915
Proceeds from vendor	250	—	—
Decrease (increase) in restricted short-term investments	(3)	72	309
Proceeds from sale of investments	—	207	—
Purchase of equity investment	—	—	(203)
Other investing activities	(96)	(7)	—
Net cash used in investing activities	(2,146)	(1,910)	(3,571)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,210	2,354	3,058
Payments on long-term debt and finance leases	(3,440)	(2,442)	(2,332)
Deferred financing costs	(52)	(59)	(85)
Other financing activities	—	—	27
Net cash provided by (used in) financing activities	(282)	(147)	668
Net increase (decrease) in cash and restricted cash	1	(114)	(33)
Cash and restricted cash at beginning of year	276	390	423
Cash and restricted cash at end of year (a)	$277	$276	$390

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:

Cash	$267	$265	$287
Restricted cash included in restricted cash and short-term investments	10	11	103
Total cash and restricted cash	$277	$276	$390

See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2016	$—	$16,624	$(5,182)	$(2,862)	$8,580
Net income	—	—	—	1,285	1,285
Other comprehensive loss, net	—	—	(69)	—	(69)
Share-based compensation expense	—	90	—	—	90
Intercompany equity transfer	—	2	—	—	2
Impact of adoption of Accounting Standards Update (ASU) 2018-02 related to comprehensive income (See Note 1(b))	—	—	(622)	622	—
Balance at December 31, 2017	—	16,716	(5,873)	(955)	9,888
Net income	—	—	—	1,658	1,658
Other comprehensive loss, net	—	—	(119)	—	(119)
Share-based compensation expense	—	86	—	—	86
Impact of adoption of ASU 2016-01 related to financial instruments	—	—	—	60	60
Impact of adoption of ASU 2016-02 related to leases	—	—	—	197	197
Balance at December 31, 2018	—	16,802	(5,992)	960	11,770
Net income	—	—	—	1,972	1,972
Other comprehensive loss, net	—	—	(431)	—	(431)
Share-based compensation expense	—	94	—	—	94
Intercompany equity transfer	—	7	—	10	17
Balance at December 31, 2019	$—	$16,903	$(6,423)	$2,942	$13,422
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
ASU 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This ASU provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings due to the U.S. federal corporate income tax rate change as a result of H.R. 1, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act). The amount of the reclassification is the difference between the amount initially charged or credited directly to other comprehensive income at the previous U.S. federal corporate income tax rate that remains in accumulated other comprehensive income and the amount that would have been charged or credited directly to other comprehensive income using the newly enacted U.S. federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. In the first quarter of 2019, American adopted this standard retrospectively as of December 22, 2017, the date the 2017 Tax Act was enacted, which resulted in the recast of prior reporting periods. As a result of the adoption, American reclassified $622 million of stranded tax effects principally related to its pension plans from accumulated other comprehensive loss to retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

ASU 2016-13: Financial Instruments – Credit Losses (Topic 326)
This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. While American has not completed its evaluation of the impact of adoption of this standard, American does not expect it to have a material impact on its consolidated financial statements.
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

American assesses impairment of operating property and equipment when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of the assets and the net book value of the assets exceeds their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.
Total depreciation and amortization expense was $2.5 billion, $2.4 billion and $2.1 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
(g) Leases
American determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities in American’s consolidated balance sheet. Finance leases are included in property and equipment, current maturities of long-term debt and finance leases and long-term debt and finance leases, net of current maturities, in American’s consolidated balance sheets.
ROU assets represent American’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

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
American provides a valuation allowance for its deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s assessment of future profitability, including conditions which are beyond American’s control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand.
(i) Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but assessed for impairment annually on October 1 or more frequently if events or circumstances indicate that goodwill may be impaired. American has one consolidated reporting unit.
Goodwill is assessed for impairment by initially performing a qualitative assessment and, if necessary, then comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. Based upon American’s annual assessment, there was no goodwill impairment in 2019. The carrying value of the goodwill on American’s consolidated balance sheets was $4.1 billion as of December 31, 2019 and 2018.
(j) Other Intangibles, Net
Intangible assets consist primarily of domestic airport slots, customer relationships, marketing agreements, international slots and route authorities, airport gate leasehold rights and tradenames.
Definite-Lived Intangible Assets
Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The following table provides information relating to American’s amortizable intangible assets as of December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Domestic airport slots	$365	$365
Customer relationships	300	300
Marketing agreements	105	105
Tradenames	35	35
Airport gate leasehold rights	137	137
Accumulated amortization	(704)	(663)
Total	$238	$279

Certain domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. The customer relationships and marketing agreements were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately nine years and 30 years, respectively. Tradenames are fully amortized.
American recorded amortization expense related to these intangible assets of $41 million for both years ended December 31, 2019 and 2018 and $44 million for 2017. American expects to record annual amortization expense for these intangible assets as follows (in millions):

2020	$41
2021	41
2022	41
2023	7
2024	7
2025 and thereafter	101
Total	$238

Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets include certain domestic airport slots and international slots and route authorities. Indefinite-lived intangible assets are not amortized but instead are assessed for impairment annually on October 1 or more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2019 and 2018, American had $1.8 billion and $1.9 billion, respectively, of indefinite-lived intangible assets on its consolidated balance sheets.
Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment to determine whether American believes it is more likely than not that an asset has been impaired. If American believes impairment has occurred, American then evaluates for impairment by comparing the estimated fair value of assets to the carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. Based upon American’s annual assessment, there were no material indefinite-lived intangible asset impairments in 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(k) Revenue Recognition
Revenue
The following are the significant categories comprising American’s reported operating revenues (in millions):

	Year Ended December 31,
	2019	2018	2017
Passenger revenue:
Passenger travel	$38,831	$37,457	$36,152
Loyalty revenue - travel (1)	3,179	3,219	2,979
Total passenger revenue	42,010	40,676	39,131
Cargo	863	1,013	890
Other:
Loyalty revenue - marketing services	2,361	2,352	2,124
Other revenue	527	489	465
Total other revenue	2,888	2,841	2,589
Total operating revenues	$45,761	$44,530	$42,610

(1)
Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions earned through travel or from co-branded credit card and other partners. See “Loyalty Revenue” below for further discussion on these mileage credits.

The following is American’s total passenger revenue by geographic region (in millions):

	Year Ended December 31,
	2019	2018	2017
Domestic	$30,881	$29,573	$28,749
Latin America	5,047	5,125	4,840
Atlantic	4,624	4,376	4,028
Pacific	1,458	1,602	1,514
Total passenger revenue	$42,010	$40,676	$39,131

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
The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in passenger revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of American’s historical data. American has consistently applied this accounting method to estimate revenue from unused tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of American’s estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in passenger revenue during the period in which the evaluations are completed.

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
Loyalty Revenue
American currently operates the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as the Citi and Barclaycard US co-branded credit cards, and certain hotels and car rental companies. Mileage credits can be redeemed for travel on American and other participating partner airlines, as well as other non-air travel awards such as hotels and rental cars. For mileage credits earned by AAdvantage loyalty program members, American applies the deferred revenue method.
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
Mileage credits sold to co-branded credit cards and other partners
American sells mileage credits to participating airline partners and non-airline business partners, including American’s co-branded credit card partners, under contracts with terms extending generally for one to seven years. Consideration received from the sale of mileage credits is variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. American allocates the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
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
Other Revenue
Other revenue includes revenue associated with American’s loyalty program, which is comprised principally of the marketing component of mileage sales to co-branded credit card and other partners and other marketing related payments. Loyalty revenue included in other revenue was $2.4 billion for both years ended December 31, 2019 and 2018 and $2.1 billion for 2017. The accounting and recognition for the loyalty program marketing services are discussed above in “Loyalty Revenue.” The remaining amounts included within other revenue relate to airport clubs, advertising and vacation-related services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Contract Balances
American’s significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future travel and other non-air travel awards, reported as loyalty program liability on American’s consolidated balance sheets and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on American’s consolidated balance sheets.

	December 31,
	2019	2018
	(in millions)
Loyalty program liability	$8,615	$8,539
Air traffic liability	4,808	4,339
Total	$13,423	$12,878

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2018	$8,539
Deferral of revenue	3,438
Recognition of revenue (1)	(3,362)
Balance at December 31, 2019 (2)	$8,615

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of December 31, 2019, American’s current loyalty program liability was $3.2 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.

The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For 2019, $3.3 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2018.
With respect to contract receivables, reflected as accounts receivable, net on the accompanying consolidated balance sheets, these primarily include receivables for tickets sold to individual passengers through the use of major credit cards. These receivables are short-term, mostly settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.
(l) Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.
(m) Selling Expenses
Selling expenses include credit card fees, commissions, computerized reservations systems fees and advertising. Selling expenses associated with passenger revenue are expensed when the transportation or service is provided. Advertising costs are expensed as incurred. Advertising expense was $129 million, $128 million and $135 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(n) Share-based Compensation
American accounts for its share-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The majority of American’s stock awards are time vested restricted stock units, and the fair value of such awards is based on the market price of the underlying shares of AAG common stock on the date of grant. See Note 13 for further discussion of share-based compensation.
(o) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other income, net within total nonoperating expense, net in American’s consolidated statements of operations. For the years ended December 31, 2019, 2018 and 2017, respectively, foreign currency losses were $32 million, $54 million and $4 million.
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
(q) Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on American’s consolidated statements of operations. Regional expenses consist of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Aircraft fuel and related taxes	$1,869	$1,843	$1,382
Salaries, wages and benefits	325	338	356
Capacity purchases from third-party regional carriers (1)	3,562	3,267	3,283
Maintenance, materials and repairs	30	8	7
Other rent and landing fees	621	583	602
Aircraft rent	29	27	27
Selling expenses	402	369	361
Depreciation and amortization	286	267	262
Special items, net	—	—	3
Other	394	362	289
Total regional expenses	$7,518	$7,064	$6,572

(1)
In 2019, 2018, and 2017, American recognized $590 million, $565 million and $544 million, respectively, of expense under its capacity purchase agreement with Republic Airline Inc. (Republic). American holds a 25% equity interest in Republic Airways Holdings Inc. (Republic Holdings), the parent company of Republic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

2.  Special Items, Net
Special items, net on American’s consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Fleet restructuring expenses (1)	$271	$422	$232
Fleet impairment (2)	213	—	—
Merger integration expenses (3)	191	268	273
Litigation reserve adjustments	(53)	45	—
Mark-to-market adjustments on bankruptcy obligations, net (4)	(11)	(76)	27
Severance expenses (5)	11	58	—
Intangible asset impairment (6)	—	26	—
Labor contract expenses	—	13	46
Employee 2017 Tax Act bonus expense (7)	—	—	123
Other operating charges, net	13	31	11
Mainline operating special items, net	635	787	712
Regional operating special items, net	—	—	3
Operating special items, net	635	787	715

Debt refinancing and extinguishment charges	16	13	22
Mark-to-market adjustments on equity and other investments, net (8)	(5)	104	—
Other nonoperating income, net	—	(4)	—
Nonoperating special items, net	11	113	22

Income tax special items (9)	—	18	—
Impact of the 2017 Tax Act (10)	—	—	924
Income tax special items, net	—	18	924

(1)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment grounded or expected to be grounded earlier than planned.

(2)	Fleet impairment principally includes a non-cash write-down of aircraft related to the planned retirement of American’s Embraer E190 fleet.

(3)	Merger integration expenses included costs associated with integration projects, principally American's technical operations, flight attendant, human resources and payroll systems.

(4)	Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG’s stock price.

(5)	Severance expenses primarily included costs associated with reductions of management and support staff team members.

(6)	Intangible asset impairment includes a non-cash charge to write-off American’s Brazil route authority as a result of the U.S.-Brazil open skies agreement.

(7)	Employee bonus expense included costs related to the $1,000 cash bonus and associated payroll taxes granted to mainline employees in recognition of the 2017 Tax Act.

(8)
Mark-to-market adjustments on equity and other investments, net primarily relates to net unrealized gains and losses associated with American’s equity investment in China Southern Airlines Company Limited (China Southern Airlines).

(9)	Income tax special items for 2018 included an $18 million charge related to an international income tax matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(10)
Impact of the 2017 Tax Act includes a $924 million non-cash charge to income tax expense to reflect the impact of lower corporate income tax rates on the Company’s deferred tax asset and liabilities resulting from the 2017 Tax Act, which reduced the federal corporate income tax rate from 35% to 21%.

3.  Debt
Long-term debt included on American’s consolidated balance sheets consisted of (in millions):

	December 31,
	2019	2018
Secured
2013 Credit Facilities, variable interest rate of 3.54%, installments through 2025 (a)	$1,807	$1,825
2014 Credit Facilities, variable interest rate of 3.72%, installments through 2021 (a)	1,202	1,215
April 2016 Credit Facilities, variable interest rate of 3.80%, installments through 2023 (a)	970	980
December 2016 Credit Facilities, variable interest rate of 3.74%, installments through 2023 (a)	1,213	1,225
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 4.05%, maturing from 2020 to 2032 (b)	11,933	11,648
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.99% to 7.31%, averaging 3.45%, maturing from 2020 to 2031 (c)	4,727	5,060
Special facility revenue bonds, fixed interest rates of 5.00%, maturing from 2020 to 2031	725	769
Total long-term debt	22,577	22,722
Less: Total unamortized debt discount, premium and issuance costs	205	219
Less: Current maturities	2,246	2,466
Long-term debt, net of current maturities	$20,126	$20,037

The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of December 31, 2019 (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Other Short-term Revolving Facility	400
Total	$3,243

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and certain pre-delivery payments.
At December 31, 2019, the maturities of long-term debt are as follows (in millions):

2020	$2,293
2021	3,508
2022	1,551
2023	4,072
2024	1,521
2025 and thereafter	9,632
Total	$22,577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(a) 2013, 2014, April 2016 and December 2016 Credit Facilities
2013 Credit Facilities
In November 2019, American and AAG entered into the Sixth Amendment to Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015 (as previously amended, the 2013 Credit Agreement; the revolving credit facility established thereunder, the 2013 Revolving Facility; the term loan facility established thereunder, the 2013 Term Loan Facility; and the 2013 Revolving Facility together with the 2013 Term Loan Facility, the 2013 Credit Facilities), which reduced the total aggregate commitments under the 2013 Revolving Facility to $750 million from $1.0 billion. In addition, certain lenders party to the 2013 Credit Agreement extended the maturity date of their commitments under the 2013 Revolving Facility to October 2024 from October 2023.
2014 Credit Facilities
In November 2019, American and AAG entered into the Seventh Amendment to Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (as previously amended, the 2014 Credit Agreement; the revolving credit facility established thereunder, the 2014 Revolving Facility; the term loan facility established thereunder, the 2014 Term Loan Facility; and the 2014 Revolving Facility together with the 2014 Term Loan Facility, the 2014 Credit Facilities), which increased the total aggregate commitments under the 2014 Revolving Facility to $1.6 billion from $1.5 billion. In addition, certain lenders party to the 2014 Credit Agreement extended the maturity date of their commitments under the 2014 Revolving Facility to October 2024 from October 2023.
April 2016 Credit Facilities
In November 2019, American and AAG entered into the Fifth Amendment to Credit and Guaranty Agreement, amending the Credit and Guaranty Agreement dated as of April 29, 2016 (as previously amended, April 2016 Credit Agreement; the revolving credit facility established thereunder, the April 2016 Revolving Facility; the term loan facility established thereunder, the 2016 Term Loan Facility; and the April 2016 Revolving Facility together with the 2016 Term Loan Facility, the April 2016 Credit Facilities), which increased the total aggregate commitments under the April 2016 Revolving Facility to $450 million from $300 million. In addition, certain lenders party to the April 2016 Credit Agreement extended the maturity date of their commitments under the April 2016 Revolving Facility to October 2024 from October 2023.
December 2016 Credit Facilities
In December 2016, American and AAG entered into the Amended and Restated Credit and Guaranty Agreement, dated as of December 15, 2016 (as amended, the December 2016 Credit Agreement; the term loan facility established thereunder, the December 2016 Term Loan Facility; and together with the revolving credit facility that may be established thereunder in the future, the December 2016 Credit Facilities).
Certain details of American’s 2013 Credit Facilities, 2014 Credit Facilities, April 2016 Credit Facilities and December 2016 Credit Facilities (collectively referred to as the Credit Facilities) are shown in the table below as of December 31, 2019:

	2013 Credit Facilities		2014 Credit Facilities		April 2016 Credit Facilities		December 2016 Credit Facilities
	2013 Replacement Term Loan	2013 Revolving Facility	2014 Term Loan	2014 Revolving Facility	April 2016 Term Loan	April 2016 Revolving Facility	December 2016 Term Loan
Aggregate principal issued or credit facility availability (in millions)	$1,919	$750	$1,250	$1,643	$1,000	$450	$1,250
Principal outstanding or drawn (in millions)	$1,807	$—	$1,202	$—	$970	$—	$1,213
Maturity date	June 2025	October 2024	October 2021	October 2024	April 2023	October 2024	December 2023
LIBOR margin	1.75%	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%

The term loans under each of the Credit Facilities are repayable in annual installments in an amount equal to 1.00% of the aggregate principal amount issued, with any unpaid balance due on the respective maturity dates. Voluntary prepayments may be made by American at any time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

The 2013 Revolving Facility, 2014 Revolving Facility and April 2016 Revolving Facility provide that American may from time to time borrow, repay and reborrow loans thereunder. The 2013 Revolving Facility and 2014 Revolving Facility have the ability to issue letters of credit thereunder in an aggregate amount outstanding at any time up to $100 million and $200 million, respectively. The 2013 Revolving Facility, 2014 Revolving Facility and April 2016 Revolving Facility are each subject to an undrawn annual fee of 0.63%. As of December 31, 2019, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility, 2014 Revolving Facility or April 2016 Revolving Facility. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Subject to certain limitations and exceptions, the Credit Facilities are secured by collateral, including certain spare parts, slots, route authorities, simulators and leasehold rights. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans as further described below in “Collateral-Related Covenants.”
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
In December 2019, due to uncertainty surrounding the timing of the Boeing 737 MAX aircraft return to service, American entered into an additional short-term revolving line of credit to provide us with incremental borrowing capacity of up to $400 million. We have no present intention to borrow any amounts under this facility, which matures in September 2020 with an optional extension to December 2020.
(b) EETCs
2019-1 Aircraft EETCs
In August 2019, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2019-1 Class AA, Class A and Class B EETCs (the 2019-1 Aircraft EETCs) in connection with the financing of 35 aircraft previously delivered or to be delivered to American through September 2020 (the 2019-1 Aircraft). As of December 31, 2019, approximately $804 million of the proceeds had been used to purchase equipment notes issued by American in connection with financing 28 aircraft under the 2019-1 Aircraft EETCs, of which $608 million was used to repay existing indebtedness. Interest and principal payments on equipment notes issued in connection with the 2019-1 Aircraft EETCs are payable semi-annually in February and August of each year, with interest payments scheduled to begin in February 2020 and with principal payments scheduled to begin (i) in the case of equipment notes with respect to any 2019-1 Aircraft owned by American at the time of issuance of the 2019-1 Aircraft EETCs, in February 2020 and (ii) in the case of equipment notes with respect to the Embraer E175 aircraft and the Airbus A321neo aircraft scheduled to be delivered after the issuance of the 2019-1 Aircraft EETCs, in August 2020 and August 2021, respectively. The remaining proceeds of approximately $293 million as of December 31, 2019 were being held in escrow with a depositary for the benefit of the holders of the 2019-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2019-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depositary for the benefit of the holders of the 2019-1 Aircraft EETCs are not American’s assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Certain information regarding the 2019-1 Aircraft EETC equipment notes and remaining escrowed proceeds, as of December 31, 2019, is set forth in the table below.

2019-1 Aircraft EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$579 million	$289 million	$229 million
Remaining escrowed proceeds	$155 million	$77 million	$61 million
Fixed interest rate per annum	3.15%	3.50%	3.85%
Maturity date	February 2032	February 2032	February 2028

2019-1 Engine EETCs
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
(c) Equipment Loans and Other Notes Payable Issued in 2019
In 2019, American entered into agreements under which it borrowed $1.7 billion in connection with the financing or refinancing, as the case may be, of certain aircraft and other flight equipment, of which $643 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2023 through 2031 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 3.37% at December 31, 2019.
Guarantees
As of December 31, 2019, American had issued guarantees covering AAG’s $500 million aggregate principal amount of 4.625% senior notes due March 2020 and $750 million aggregate principal amount of 5.000% senior notes due June 2022.
Collateral-Related Covenants
Certain of American’s debt financing agreements (including its term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV) ratio covenants and require American to appraise the related collateral annually. Pursuant to such agreements, if the LTV ratio exceeds a specified threshold or if the value of the appraised collateral fails to meet a specified threshold, as the case may be, American is required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Specifically, American is required to meet certain collateral coverage tests on an annual basis for its Credit Facilities, as described below:

	2013 Credit Facilities	2014 Credit Facilities	April 2016 Credit Facilities	December 2016 Credit Facilities
Frequency of Appraisals of Appraised Collateral	Annual	Annual	Annual	Annual
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	36.2%	17.7%	36.2%	53.6%
Collateral Description	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate all services between the U.S. and South America	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and European Union (including London Heathrow)	Generally, certain spare parts	Generally, certain Ronald Reagan Washington National Airport (DCA) slots, certain La Guardia Airport (LGA) slots, certain simulators and certain leasehold rights
At December 31, 2019, American was in compliance with the applicable collateral coverage tests as of the most recent measurement dates.
4.  Leases
American leases certain aircraft and engines, including aircraft under capacity purchase agreements. As of December 31, 2019, American had 636 leased aircraft, with remaining terms ranging from less than one year to 12 years.
At each airport where American conducts flight operations, American has agreements, generally with a governmental unit or authority, for the use of passenger, operations and baggage handling space as well as runways and taxiways. These agreements, particularly in the U.S., often contain provisions for periodic adjustments to rates and charges applicable under such agreements. These rates and charges also vary with American’s level of operations and the operations of the airport. Because of the variable nature of these rates, these leases are not recorded on American’s balance sheet as a ROU asset or a lease liability. Additionally, at American’s hub locations and in certain other cities it serves, American leases administrative offices, catering, cargo, training, maintenance and other facilities.
The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2019	2018
Operating lease cost	$2,012	$1,889
Finance lease cost:
Amortization of assets	79	78
Interest on lease liabilities	43	48
Variable lease cost	2,542	2,353
Total net lease cost	$4,676	$4,368

Included in the table above is $236 million and $226 million of operating lease cost under American’s capacity purchase agreement with Republic for the years ended December 31, 2019 and 2018, respectively. American holds a 25% equity interest in Republic Holdings, the parent company of Republic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2019	2018
Operating leases:
Operating lease ROU assets	$8,694	$9,094

Current operating lease liabilities	$1,695	$1,639
Noncurrent operating lease liabilities	7,388	7,857
Total operating lease liabilities	$9,083	$9,496

Finance leases:
Property and equipment, at cost	$954	$936
Accumulated amortization	(447)	(391)
Property and equipment, net	$507	$545

Current finance lease liabilities	$112	$81
Noncurrent finance lease liabilities	558	613
Total finance lease liabilities	$670	$694

Weighted average remaining lease term (in years):
Operating leases	7.4	7.6
Finance leases	6.2	7.4

Weighted average discount rate:
Operating leases	4.7%	4.6%
Finance leases	6.2%	6.5%

Supplemental cash flow and other information related to leases was as follows (in millions):

	Year Ended December 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,996	$1,914
Operating cash flows from finance leases	43	48
Financing cash flows from finance leases	83	78

Non-cash transactions:
ROU assets acquired through operating leases	1,144	1,258
Operating lease conversion to finance lease	41	—
Property and equipment acquired through finance leases	20	—

Gain on sale leaseback transactions, net	107	59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Maturities of lease liabilities were as follows (in millions):

	December 31, 2019
	Operating Leases	Finance Leases
2020	$1,974	$153
2021	1,804	128
2022	1,608	132
2023	1,423	110
2024	1,028	116
2025 and thereafter	3,268	171
Total lease payments	11,105	810
Less: Imputed interest	(2,022)	(140)
Total lease obligations	9,083	670
Less: Current obligations	(1,695)	(112)
Long-term lease obligations	$7,388	$558

As of December 31, 2019, American has additional operating lease commitments that have not yet commenced of approximately $2.0 billion for 22 787-8 aircraft to be delivered in 2020 and 2021 with lease terms of 10 years.
5.  Income Taxes
The significant components of the income tax provision were (in millions):

	Year Ended December 31,
	2019	2018	2017
Current income tax provision:
State and Local	$2	$3	$14
Foreign	8	28	10
Current income tax provision	10	31	24
Deferred income tax provision:
Federal	567	453	2,176
State and Local	56	50	70
Deferred income tax provision	623	503	2,246
Total income tax provision	$633	$534	$2,270

The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Statutory income tax provision	$547	$460	$1,244
State income tax provision, net of federal tax effect	41	46	53
Book expenses not deductible for tax purposes	29	10	30
Foreign income taxes, net of federal tax effect	8	22	6
Change in valuation allowance	5	(6)	4
2017 Tax Act	—	—	924
Other, net	3	2	9
Income tax provision	$633	$534	$2,270

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

American provides a valuation allowance for its deferred tax assets, which include the net operating losses (NOLs), when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s assessment of future profitability, including conditions which are beyond its control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand.
The components of American’s deferred tax assets and liabilities were (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Operating loss carryforwards	$2,115	$2,420
Leases	2,067	2,176
Loyalty program liability	1,755	1,770
Pensions	1,219	1,421
Postretirement benefits other than pensions	145	145
Rent expense	126	136
Alternative minimum tax (AMT) credit carryforwards	118	231
Reorganization items	30	33
Other	569	588
Total deferred tax assets	8,144	8,920
Valuation allowance	(24)	(19)
Net deferred tax assets	8,120	8,901
Deferred tax liabilities:
Accelerated depreciation and amortization	(5,153)	(5,243)
Leases	(1,968)	(2,068)
Other	(340)	(321)
Total deferred tax liabilities	(7,461)	(7,632)
Net deferred tax asset	$659	$1,269

At December 31, 2019, American had approximately $9.2 billion of federal NOLs carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which American expects to be available for use in 2020. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $9.1 billion, substantially all of which is expected to be available for use in 2020. The federal NOL Carryforwards will expire beginning in 2023 if unused. American also had approximately $2.9 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2019, which will expire in years 2020 through 2039 if unused. American’s ability to deduct its NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. Substantially all of American’s remaining federal NOL Carryforwards attributable to US Airways Group are subject to limitation under Section 382; however, American’s ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. American elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.5 billion (with $7.2 billion of unlimited NOL still remaining at December 31, 2019) of its federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. Similar limitations may apply for state income tax purposes. American’s ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another future ownership change occurs. Under the Section 382 limitation, cumulative stock ownership changes among material stockholders exceeding 50% during a rolling three-year period can potentially limit a company’s future use of NOLs and tax credits.
At December 31, 2019, American had an AMT credit carryforward of approximately $226 million available for federal income tax purposes, which is presently expected to be fully refundable over the next several years as a result of the repeal of corporate AMT as part of the 2017 Tax Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

In 2019, American recorded an income tax provision of $633 million, with an effective rate of approximately 24%, which was substantially non-cash as American utilized its NOLs as described above. Substantially all of American’s income before income taxes is attributable to the United States.
American is part of the AAG consolidated income tax return. American files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. American’s 2016 through 2018 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and American is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. American believes that the effect of any assessments will not be material to its consolidated financial statements.
The amount of, and changes to, American’s uncertain tax positions were not material in any of the years presented. American accrues interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively.
The 2017 Tax Act was enacted on December 22, 2017 and is the most comprehensive tax change in more than 30 years. American completed its evaluation of the 2017 Tax Act and American reflected the impact of its effects, including the impact of a lower corporate income tax rate (21% vs. 35%) on its deferred tax assets and liabilities and the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. For the year ended December 31 2017, American recognized a special income tax provision of $924 million to reflect these impacts of the 2017 Tax Act.
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
American’s operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in American’s business. Aircraft fuel prices have in the past, and may in the future, experience substantial volatility. Because of the amount of fuel needed to operate American’s business, even a relatively small increase or decrease in the price of aircraft fuel can have a material effect on American’s operating results and liquidity.
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
(b) Interest Rate Risk
American has exposure to market risk associated with changes in interest rates related primarily to its variable-rate debt obligations. Interest rates on $9.6 billion principal amount of long-term debt as of December 31, 2019 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on American’s variable-rate debt was 3.6% at December 31, 2019. American currently does not have an interest rate hedge program to hedge its exposure to floating interest rates on its variable-rate debt obligations.
(c) Foreign Currency Risk
American is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated transactions. American’s largest exposure comes from the British pound, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. American does not currently have a foreign currency hedge program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

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
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2019.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$331	$331	$—	$—
Bank notes/certificates of deposit/time deposits	2,106	—	2,106	—
Corporate obligations	1,021	—	1,021	—
Repurchase agreements	85	—	85	—
	3,543	331	3,212	—
Restricted cash and short-term investments (1)	158	10	148	—
Long-term investments (3)	204	204	—	—
Total	$3,905	$545	$3,360	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Short-term investments (1):
Money market funds	$14	$14	$—	$—
Bank notes/certificates of deposit/time deposits	2,435	—	2,435	—
Corporate obligations	1,658	—	1,658	—
Repurchase agreements	375	—	375	—
	4,482	14	4,468	—
Restricted cash and short-term investments (1)	154	12	142	—
Long-term investments (3)	189	189	—	—
Total	$4,825	$215	$4,610	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(1)	Unrealized gains and losses on short-term investments are recorded in accumulated other comprehensive loss at each measurement date.

(2)
All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments as of December 31, 2019 mature in one year or less except for $1.1 billion of bank notes/certificates of deposit/time deposits and $95 million of corporate obligations.

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
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$22,372	$23,196	$22,503	$22,497

8.  Employee Benefit Plans
American sponsors defined benefit and defined contribution pension plans for eligible employees. The defined benefit pension plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen and American began providing enhanced benefits under its defined contribution pension plans for certain employee groups. American uses a December 31 measurement date for all of its defined benefit pension plans. American also provides certain retiree medical and other postretirement benefits, including health care and life insurance benefits, to retired employees. Effective November 1, 2012, American modified its retiree medical and other postretirement benefits plans to eliminate the company subsidy for employees who retire on or after November 1, 2012. As a result of modifications to its retiree medical and other postretirement benefits plans in 2012, American recognized a negative plan amendment of $1.9 billion, which is included as a component of prior service benefit in accumulated other comprehensive income (loss) (AOCI) and will be amortized over the future service life of the active plan participants for whom the benefit was eliminated, or approximately eight years. As of December 31, 2019, $150 million of prior service benefit remains, which will be fully amortized in 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Benefit Obligations, Fair Value of Plan Assets and Funded Status
The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and a statement of funded status as of December 31, 2019 and 2018:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2019	2018	2019	2018

	(In millions)
Benefit obligation at beginning of period	$16,282	$18,175	$837	$1,010
Service cost	2	2	3	5
Interest cost	699	670	33	35
Actuarial (gain) loss (1), (2)	1,951	(1,905)	20	(132)
Settlements	(2)	(4)	—	—
Benefit payments	(686)	(659)	(74)	(81)
Other	—	3	5	—
Benefit obligation at end of period	$18,246	$16,282	$824	$837

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2019	2018	2019	2018

	(In millions)
Fair value of plan assets at beginning of period	$10,001	$11,340	$225	$295
Actual return (loss) on plan assets	2,292	(1,148)	41	(24)
Employer contributions (3)	1,224	472	12	35
Settlements	(2)	(4)	—	—
Benefit payments	(686)	(659)	(74)	(81)
Fair value of plan assets at end of period	$12,829	$10,001	$204	$225
Funded status at end of period	$(5,417)	$(6,281)	$(620)	$(612)

(1)
The 2019 and 2018 pension actuarial (gain) loss primarily relates to changes in American’s weighted average discount rate and mortality assumption and, in 2018, changes to American’s retirement rate assumptions.

(2)	The 2019 retiree medical and other postretirement benefits actuarial loss primarily relates to changes in American’s weighted average discount rate assumption and plan experience adjustments.
The 2018 retiree medical and other postretirement benefits actuarial gain primarily relates to changes in American’s weighted average discount rate, medical trend and per capita claims assumptions.

(3)
During 2019, American contributed $1.2 billion to its defined benefit pension plans, including supplemental contributions of $444 million and a $780 million minimum required contribution. During 2018, American contributed $472 million to its defined benefit pension plans, including supplemental contributions of $433 million and a $39 million minimum required contribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2019	2018	2019	2018

	(In millions)
As of December 31,
Current liability	$5	$7	$24	$23
Noncurrent liability	5,412	6,274	596	589
Total liabilities	$5,417	$6,281	$620	$612

Net actuarial loss (gain)	$5,662	$5,341	$(426)	$(452)
Prior service cost (benefit)	102	131	(120)	(362)
Total accumulated other comprehensive loss (income), pre-tax	$5,764	$5,472	$(546)	$(814)

Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2019	2018	2019	2018

	(In millions)
Projected benefit obligation	$18,215	$16,254	$—	$—
Accumulated benefit obligation (ABO)	18,204	16,246	—	—
Accumulated postretirement benefit obligation	—	—	824	837
Fair value of plan assets	12,794	9,971	204	225
ABO less fair value of plan assets	5,410	6,275	—	—

Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017

	(In millions)
Defined benefit plans:
Service cost	$2	$2	$2	$3	$5	$4
Interest cost	699	670	717	33	35	39
Expected return on assets	(811)	(901)	(786)	(15)	(24)	(21)
Settlements	—	—	1	—	—	—
Amortization of:
Prior service cost (benefit)	28	28	28	(236)	(236)	(237)
Unrecognized net loss (gain)	150	140	144	(31)	(21)	(23)
Net periodic benefit cost (income)	$68	$(61)	$106	$(246)	$(241)	$(238)

The components of net periodic benefit cost (income) other than the service cost component are included in nonoperating other income, net in American’s consolidated statements of operations.
The estimated amount of unrecognized actuarial net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $193 million.
The estimated amount of unrecognized actuarial net gain and prior service benefit for the retiree medical and other postretirement benefits plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $167 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Assumptions
The following actuarial assumptions were used to determine American’s benefit obligations and net periodic benefit cost (income) for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2019	2018	2019	2018
Benefit obligations:
Weighted average discount rate	3.4%	4.4%	3.3%	4.3%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Net periodic benefit cost (income):
Weighted average discount rate	4.4%	3.8%	4.3%	4.3%	3.6%	4.1%
Weighted average expected rate of return on plan assets	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	3.7%	3.9%	4.2%

(1)	The weighted average health care cost trend rate at December 31, 2019 is assumed to decline gradually to 3.3% by 2027 and remain level thereafter.
As of December 31, 2019, American’s estimate of the long-term rate of return on plan assets was 8.0% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management and securities lending programs.
A one percentage point change in the assumed health care cost trend rates would have the following approximate effects on American’s retiree medical and other postretirement benefits plans (in millions):

	1% Increase	1% Decrease
Increase (decrease) on 2019 service and interest cost	$1	$(1)
Increase (decrease) on benefit obligation as of December 31, 2019	40	(40)

Minimum Contributions
American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and various other laws for U.S. based plans as well as underfunding rules specific to countries where American maintains defined benefit plans. Based on current funding assumptions, American has minimum required contributions of $193 million for 2020. American’s funding obligations will depend on the performance of American’s investments held in trust by the pension plans, interest rates for determining liabilities, the amount of and timing of any supplemental contributions and American’s actuarial experience.
Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2020	2021	2022	2023	2024	2025-2029
Pension benefits	$749	$788	$827	$869	$910	$5,017
Retiree medical and other postretirement benefits	80	71	66	64	61	265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Plan Assets
The objectives of American’s investment policies are to: maintain sufficient income and liquidity to pay retirement benefits; produce a long-term rate of return that meets or exceeds the assumed rate of return for plan assets; limit the volatility of asset performance and funded status; and diversify assets among asset classes and investment managers.
Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving the funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range
Equity	45% - 80%
Public:
U.S. Large	15% - 40%
U.S. Small/Mid	2% - 10%
International	10% - 25%
Emerging Markets	2% - 15%
Alternative Investments	5% - 30%
Fixed Income	20% - 55%
Public:
U.S. Long Duration	15% - 45%
High Yield and Emerging Markets	0% - 10%
Private Income	0% - 10%
Other	0% - 5%
Cash Equivalents	0% - 20%

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
Investments in securities traded on recognized securities exchanges are valued at the last reported sales price on the last business day of the year. Securities traded in the over-the-counter market are valued at the last bid price. The money market fund is valued at fair value which represents the net asset value of the shares of such fund as of the close of business at the end of the period. Investments in limited partnerships are carried at estimated net asset value as determined by and reported by the general partners of the partnerships and represent the proportionate share of the estimated fair value of the underlying assets of the limited partnerships. Common/collective trusts are valued at net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The pension plan’s master trust also invests in a 103-12 investment entity (the 103-12 Investment Trust) which is designed to invest plan assets of more than one unrelated employer. The 103-12 Investment Trust is valued at net asset value which is determined by the issuer daily and is based on the aggregate fair value of trust assets less liabilities, divided by the number of units outstanding. No changes in valuation techniques or inputs occurred during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

Benefit Plan Assets Measured at Fair Value on a Recurring Basis
The fair value of American’s pension plan assets at December 31, 2019 and 2018, by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2019
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$20	$—	$—	$20
Equity securities:
International markets (a), (b)	2,769	—	—	2,769
Large-cap companies (b)	2,312	—	—	2,312
Mid-cap companies (b)	543	—	—	543
Small-cap companies (b)	97	—	—	97
Fixed income:
Corporate debt (c)	—	2,804	—	2,804
Government securities (d)	—	923	—	923
U.S. municipal securities	—	51	—	51
Mortgage backed securities	—	4	—	4
Alternative instruments:
Private market partnerships (e)	—	—	10	10
Private market partnerships measured at net asset value (e), (f)	—	—	—	1,464
Common/collective trusts (g)	—	358	—	358
Common/collective trusts and 103-12 Investment Trust measured at net asset value (f), (g)	—	—	—	1,423
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	53	—	—	53
Due to/from brokers for sale of securities – net	(4)	—	—	(4)
Total	$5,790	$4,140	$12	$12,829

(a)
Holdings are diversified as follows: 14% United Kingdom, 8% Switzerland, 8% Ireland, 7% Japan, 7% France, 6% South Korea, 6% Canada, 18% emerging markets and the remaining 26% with no concentration greater than 5% in any one country.

(b)	There are no significant concentrations of holdings by company or industry.

(c)
Includes approximately 76% investments in corporate debt with a S&P rating lower than A and 24% investments in corporate debt with a S&P rating A or higher. Holdings include 86% U.S. companies, 11% international companies and 3% emerging market companies.

(d)
Includes approximately 79% investments in U.S. domestic government securities, 13% in emerging market government securities and 8% in international government securities. There are no significant foreign currency risks within this classification.

(e)
Includes limited partnerships that invest primarily in domestic private equity and private income opportunities. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its net asset value, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $1.4 billion over the next ten years.

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

(g)
Investment includes 36% in a common/collective trust investing in securities of larger companies within the U.S., 29% in a common/collective trust investing in securities of smaller companies located outside the U.S., 16% in a collective interest trust investing primarily in short-term securities, 15% in an emerging market 103-12 Investment Trust with investments in emerging country equity securities and 4% in Canadian segregated balanced value, income growth and diversified pooled funds. For some trusts, requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

	Fair Value Measurements as of December 31, 2018
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$23	$—	$—	$23
Equity securities:
International markets (a), (b)	3,181	—	—	3,181
Large-cap companies (b)	2,021	—	—	2,021
Mid-cap companies (b)	583	—	—	583
Small-cap companies (b)	122	—	—	122
Fixed income:
Corporate debt (c)	—	2,116	—	2,116
Government securities (d)	—	228	—	228
U.S. municipal securities	—	40	—	40
Alternative instruments:
Private market partnerships (e)	—	—	7	7
Private market partnerships measured at net asset value (e), (f)	—	—	—	1,188
Common/collective trusts (g)	—	218	—	218
Common/collective trusts and 103-12 Investment Trust measured at net asset value (f), (g)	—	—	—	227
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	47	—	—	47
Due to/from brokers for sale of securities – net	5	—	—	5
Other liabilities – net	(7)	—	—	(7)
Total	$5,975	$2,602	$9	$10,001

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

(f)
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

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2019, were as follows (in millions):

	Private Market Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2018	$7	$2
Purchases	3	—
Ending balance at December 31, 2019	$10	$2
Changes in fair value measurements of Level 3 investments during the year ended December 31, 2018, were as follows (in millions):

	Private Market Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2017	$14	$2
Actual loss on plan assets:
Relating to assets still held at the reporting date	(2)	—
Purchases	1	—
Sales	(6)	—
Ending balance at December 31, 2018	$7	$2

The fair value of American’s retiree medical and other postretirement benefits plans assets by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2019
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – AAL Class	—	200	—	200
Total	$4	$200	$—	$204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

	Fair Value Measurements as of December 31, 2018
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – AAL Class	—	221	—	221
Total	$4	$221	$—	$225

Investments in the retiree medical and other postretirement benefits plans’ mutual funds are valued by quoted prices on the active market, which is fair value, and represents the net asset value of the shares of such funds as of the close of business at the end of the period. The AAL Class mutual funds are offered only to benefit plans of American, therefore, trading is restricted only to American, resulting in a fair value classification of Level 2. Investments included approximately 24% and 30% of investments in non-U.S. common stocks in 2019 and 2018, respectively. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.
Defined Contribution and Multiemployer Plans
The costs associated with American’s defined contribution plans were $836 million, $825 million and $813 million for the years ended December 31, 2019, 2018 and 2017, respectively.
American participates in the International Association of Machinists & Aerospace Workers (IAM) National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the IAM Pension Fund). American’s contributions to the IAM Pension Fund were $32 million, $31 million and $31 million for the years ended December 31, 2019, 2018 and 2017, respectively. The IAM Pension Fund reported $467 million in employers’ contributions for the year ended December 31, 2018, which is the most recent year for which such information is available. For 2018, American’s contributions represented more than 5% of total contributions to the IAM Pension Fund.
On March 29, 2019, the actuary for the IAM Pension Fund certified that the fund was in endangered status despite reporting a funded status of over 80%. Additionally, the IAM Pension Fund’s Board voluntarily elected to enter into critical status on April 17, 2019. In connection with the entry into critical status, the IAM Pension Fund adopted a rehabilitation plan on April 17, 2019 (the Rehabilitation Plan). Under the Rehabilitation Plan, American was subject to an immaterial contribution surcharge, which ceased to apply June 14, 2019 upon American’s adoption of a contribution schedule under the Rehabilitation Plan. The contribution schedule American adopted provides for 2.5% annual increases to its contribution rate. This contribution schedule will remain in effect through the earlier of December 31, 2031 or the date the IAM Pension Fund emerges from critical status.
Profit Sharing Program
American accrues 5% of its pre-tax income excluding net special items for its profit sharing program. For the year ended December 31, 2019, American accrued $213 million for this program, which will be distributed to employees in the first quarter of 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

9.  Accumulated Other Comprehensive Loss
The components of AOCI are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2017	$(4,508)	$(1)	$(1,364)		$(5,873)
Other comprehensive income (loss) before reclassifications	(61)	(4)	15		(50)
Amounts reclassified from AOCI	(89)	—	20	(2)	(69)
Net current-period other comprehensive income (loss)	(150)	(4)	35		(119)
Balance at December 31, 2018	(4,658)	(5)	(1,329)		(5,992)
Other comprehensive income (loss) before reclassifications	(471)	3	106		(362)
Amounts reclassified from AOCI	(89)	—	20	(2)	(69)
Net current-period other comprehensive income (loss)	(560)	3	126		(431)
Balance at December 31, 2019	$(5,218)	$(2)	$(1,203)		$(6,423)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on American’s consolidated statements of operations.
Reclassifications out of AOCI for the years ended December 31, 2019 and 2018 are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the consolidated statements of operations
	Year Ended December 31,
AOCI Components	2019	2018
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(162)	$(161)	Nonoperating other income, net
Actuarial loss	93	92	Nonoperating other income, net
Total reclassifications for the period, net of tax	$(69)	$(69)

Amounts allocated to other comprehensive income for income taxes as further described in Note 5 will remain in AOCI until American ceases all related activities, such as termination of the pension plan.
10.  Commitments, Contingencies and Guarantees
(a) Aircraft, Engine and Other Purchase Commitments
Under all of American’s aircraft and engine purchase agreements, its total future commitments as of December 31, 2019 are expected to be as follows (approximately, in millions):

	2020	2021	2022	2023	2024	2025 and Thereafter	Total
Payments for aircraft commitments and certain engines (1)	$1,629	$750	$1,599	$1,543	$2,574	$4,855	$12,950

(1)
These amounts are net of purchase deposits currently held by the manufacturers. American has granted a security interest in certain of its purchase deposits with Boeing. American’s purchase deposits held by all manufacturers totaled $1.7 billion as of December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

On March 13, 2019, a directive from the Federal Aviation Administration (FAA) grounded all U.S.-registered Boeing 737 MAX aircraft. American currently has 76 Boeing 737 MAX Family aircraft on order and American has not taken delivery of any Boeing 737 MAX Family aircraft since the grounding. The extent of the delay to the scheduled deliveries of the Boeing 737 MAX aircraft is expected to be impacted by the length of time the FAA order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA order, among other factors. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent American’s current best estimate, including with respect to the delivery of Boeing 737 MAX aircraft; however, the actual delivery schedule may differ from the table above, potentially materially.
The amounts in the table exclude 22 787-8 aircraft to be delivered in 2020 and 2021 for which Boeing has committed to provide sale-leaseback financing (in the form of operating leases). See Note 4 for information regarding this operating lease commitment.
Additionally, American has purchase commitments related to aircraft fuel, construction projects and information technology support as follows (approximately): $3.5 billion in 2020, $3.5 billion in 2021, $1.3 billion in 2022, $130 million in 2023, $81 million in 2024 and $77 million in 2025 and thereafter.
(b) Capacity Purchase Agreements with Third-Party Regional Carriers
American has capacity purchase agreements with third-party regional carriers. The capacity purchase agreements provide that all revenues, including passenger, in-flight, ancillary, mail and freight revenues, go to American. American controls marketing, scheduling, ticketing, pricing and seat inventories. In return, American agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that American either reimburses or pays 100% of certain variable costs, such as airport landing fees, fuel and passenger liability insurance.
As of December 31, 2019, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2020 to 2032, with rights of American to extend the respective terms of certain agreements.
As of December 31, 2019, American’s minimum obligations under its capacity purchase agreements with third-party regional carriers are as follows (approximately, in millions):

	2020	2021	2022	2023	2024	2025 and Thereafter	Total
Minimum obligations under capacity purchase agreements with third-party regional carriers (1)	$1,115	$1,185	$1,126	$1,077	$1,077	$3,402	$8,982

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
American is managing this project and has legal title to the assets during their construction. As each phase is completed, the assets will be sold and transferred to LAWA, including the site improvements and non-proprietary improvements. As American controls the assets during construction, they are recognized on its balance sheet until legal title has transferred. For 2019, American incurred approximately $98 million in costs relating to the LAX modernization project, which are included within operating property and equipment on its consolidated balance sheet as of December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(d) Off-Balance Sheet Arrangements
Aircraft and Engines
American currently operates 382 owned aircraft and 69 leased aircraft, and owns 79 spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of the spare engine EETCs, the trust allows American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2019, $11.9 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities; however, American concluded it is not the primary beneficiary under these leasing arrangements and accounts for the majority of its EETC leveraged lease financings as operating leases. American’s total future payments to the trusts of each of the relevant EETCs under these leveraged lease financings are $177 million as of December 31, 2019, which are reflected in the operating lease obligations in Note 4.
Letters of Credit and Other
American provides financial assurance, such as letters of credit, surety bonds or restricted cash and investments, primarily to support projected workers’ compensation obligations and airport commitments. As of December 31, 2019, American had $572 million of letters of credit and surety bonds securing various obligations. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2022.
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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported by AAG from time to time in its quarterly and annual reports, including for purposes of calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders and former convertible noteholders

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

treated as stockholders under the Plan. As of December 31, 2019, the Disputed Claims Reserve held approximately 7 million shares of AAG common stock.
Private Party Antitrust Action Related to Passenger Capacity. American, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, were named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were consolidated in the Federal District Court for the District of Columbia (the DC Court). On June 15, 2018, American reached a settlement agreement with the plaintiffs in the amount of $45 million to resolve all class claims in the U.S. lawsuits. That settlement was approved by the DC Court on May 13, 2019. Three parties who objected to the settlement have appealed that decision to the United States Court of Appeals for the District of Columbia. American believes these appeals are without merit and intends to vigorously defend against them.
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
Pension Benefits Action. On December 11, 2018, a lawsuit captioned Torres, et al. v. American Airlines, Inc., The Employee Benefits Committee and John/Jane Does 1-5, was filed in the United States District Court for the Northern District of Texas. The plaintiffs in this lawsuit purport to represent a class consisting of all participants in and beneficiaries under any of the four American defined benefit pension plans who elected to receive an optional form of benefit other than a lump sum distribution of a participant’s vested benefit. Under ERISA, participants covered by defined benefit plans accrue retirement benefits in the form of a single life annuity payable upon retirement on a monthly basis until the employee’s death, and may elect certain alternative forms of benefit payments. Plaintiffs contend that the mortality tables used by American for purposes of calculations related to these alternative forms of benefits are outdated and that more recent mortality tables would have provided more generous benefits and should have been used to make those calculations. The court has denied American’s motion to dismiss the complaint. American believes this lawsuit is without merit and intend to vigorously defend against the allegations.
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
American is required to make principal and interest payments for certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment, which are leased to American. The payment of principal and interest of certain special facility revenue bonds is guaranteed by American. As of December 31, 2019, the remaining lease payments through 2035 guaranteeing the principal and interest on these bonds are $589 million and the current carrying amount of the associated operating lease liability in the accompanying consolidated balance sheet is $321 million.
As of December 31, 2019, American had issued guarantees covering AAG’s $500 million aggregate principal amount of 4.625% senior notes due March 2020 and $750 million aggregate principal amount of 5.000% senior notes due June 2022.
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
(h) Labor Negotiations
As of December 31, 2019, American employed approximately 104,200 active full-time equivalent employees. Approximately 84% of employees are covered by collective bargaining agreements (CBAs) with various labor unions and approximately 25% of employees are covered by CBAs that will become amendable within one year. Agreements in principle were reached on January 30, 2020 for joint collective bargaining agreements (JCBAs) covering American’s maintenance, fleet service, stock clerks, maintenance control technicians and maintenance training instructors. Those agreements are subject to membership ratification vote. Additionally, the post-Merger JCBAs covering American’s pilots and flight attendants became amendable in January 2020 and December 2019, respectively. Negotiations continue for new agreements.
11.  Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$7	$—	$15
Equity Investment	—	—	120
Supplemental information:
Interest paid, net	1,025	1,009	942
Income taxes paid	8	16	18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

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
See Note 1(k) for American’s passenger revenue by geographic region. American’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.
13.  Share-based Compensation
The 2013 AAG Incentive Award Plan (the 2013 Plan) provides that awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalent award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right. The 2013 Plan initially authorized the grant of awards for the issuance of up to 40 million shares. Any shares underlying awards granted under the 2013 Plan that are forfeited, terminate or are settled in cash (in whole or in part) without the delivery of shares will again be available for grant.
American’s salaries, wages and benefits expense for the years ended December 31, 2019, 2018 and 2017 included $95 million, $88 million and $90 million, respectively, of share-based compensation costs.
During 2019, 2018 and 2017, AAG withheld approximately 0.8 million, 0.8 million and 1.1 million shares of AAG common stock, respectively, and paid approximately $25 million, $37 million and $51 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.
Restricted Stock Unit Awards (RSUs)
The majority of American’s RSUs have service conditions (time vested primarily over three years). The grant-date fair value of these RSUs is equal to the market price of the underlying shares of AAG common stock on the date of grant. The expense for these RSUs is recognized on a straight-line basis over the vesting period for the entire award. RSUs are classified as equity awards as the vesting results in the issuance of shares of AAG common stock.
RSU award activity for all plans for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2016	5,187	$41.48
Granted	2,309	48.58
Vested and released	(2,708)	39.63
Forfeited	(464)	44.48
Outstanding at December 31, 2017	4,324	$46.94
Granted	2,194	47.65
Vested and released	(1,999)	44.99
Forfeited	(199)	45.72
Outstanding at December 31, 2018	4,320	$44.29
Granted	3,206	34.00
Vested and released	(2,002)	44.90
Forfeited	(337)	42.55
Outstanding at December 31, 2019	5,187	$37.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

As of December 31, 2019, there was $108 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $68 million, $91 million and $123 million, respectively.
14.  Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Additions Charged to Statement of Operations Accounts	Deductions	Balance at End of Year
Allowance for obsolescence of spare parts
Year ended December 31, 2019	$754	$79	$(104)	$729
Year ended December 31, 2018	717	57	(20)	754
Year ended December 31, 2017	720	18	(21)	717
Allowance for uncollectible accounts
Year ended December 31, 2019	$24	$17	$(16)	$25
Year ended December 31, 2018	21	39	(36)	24
Year ended December 31, 2017	35	41	(55)	21

15.  Quarterly Financial Data (Unaudited)
Unaudited summarized financial data by quarter for 2019 and 2018 (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Operating revenues	$10,581	$11,958	$11,910	$11,312
Operating expenses	10,236	10,831	11,082	10,565
Operating income	345	1,127	828	747
Net income	230	714	508	520

2018
Operating revenues	$10,398	$11,640	$11,556	$10,936
Operating expenses	9,986	10,626	10,850	10,344
Operating income	412	1,014	706	592
Net income	209	609	433	407

American’s fourth quarter 2019 results include $108 million of total pre-tax net special items that principally included $85 million of merger integration expenses and $39 million of fleet restructuring expenses, offset in part by $42 million of mark-to-market net unrealized gains associated with certain equity and other investments.
American’s fourth quarter 2018 results include $190 million of total pre-tax net special items that principally included $94 million of fleet restructuring expenses, $81 million of merger integration expenses, $37 million of severance costs associated with reductions of management and support staff team members, $22 million of mark-to-market net unrealized losses associated with certain equity investments, offset in part by a $37 million net credit resulting from mark-to-market adjustments on bankruptcy obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

16.  Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	December 31,
	2019	2018
AAG (1)	$14,597	$12,808
AAG’s wholly-owned subsidiaries (2)	(2,146)	(2,142)
Total	$12,451	$10,666

(1)	The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s share repurchase and dividend programs.

(2)
The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

Pursuant to a capacity purchase agreement between American and AAG’s wholly-owned regional airlines operating as American Eagle, American purchases all of the capacity from these carriers and recognizes passenger revenue from flights operated by American Eagle. In 2019, 2018 and 2017, American recognized expense of approximately $2.2 billion, $1.8 billion and $1.7 billion, respectively, related to wholly-owned regional airline capacity purchase agreements.
17.  Subsequent Event
2014 Credit Facilities Refinancing
In January 2020, American and AAG entered into the Eighth Amendment (the Eighth Amendment) to Amended and Restated Credit and Guaranty Agreement, amending the 2014 Credit Agreement, pursuant to which American refinanced the 2014 Term Loan Facility, increasing the total aggregate principal outstanding to $1.22 billion, reducing LIBOR margin from 2.00% to 1.75%, with a LIBOR floor of 0%, and reducing the base rate margin from 1.00% to 0.75%. In addition, the maturity date for the 2014 Term Loan Facility was extended to January 2027 from October 2021. The 2014 Revolving Facility remains unchanged and, as of January 29, 2020, the effective date of the Eighth Amendment, there were no borrowings or letters of credit outstanding thereunder.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of December 31, 2019 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are still in the process of integrating certain processes, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. For the three months ended December 31, 2019, there have been no changes in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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
Management assessed the effectiveness of AAG’s and American’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control – Integrated Framework (2013 Framework).

Based on our assessment and those criteria, AAG’s and American’s management concludes that AAG and American, respectively, maintained effective internal control over financial reporting as of December 31, 2019.
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

Opinion on Internal Control Over Financial Reporting
We have audited American Airlines Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 19, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
American Airlines, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited American Airlines, Inc. and subsidiaries’ (American) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, American maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of American as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 19, 2020

ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as stated below, the information required by this Item will be set forth in the Proxy Statement under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Board Composition” and “Information About the Board of Directors and Corporate Governance” and is incorporated by reference into this Annual Report on Form 10-K.
AAG and American have adopted Standards of Business Conduct (the Ethics Standards) within the meaning of Item 406(b) of Regulation S-K. The Ethics Standards apply to all officers and employees of AAG and its subsidiaries, including American. The Ethics Standards are available on our website at www.aa.com. If we make substantive amendments to the Ethics Standards or grant any waiver, including any implicit waiver, to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K in accordance with applicable rules and regulations.
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

3.2
Certificate of Amendment of Restated Certificate of Incorporation of American Airlines Group Inc. (incorporated by reference to Exhibit 3.1 to AAG’s Current Report on Form 8-K filed on June 13, 2018 (Commission File No. 1-8400)).

3.3	Third Amended and Restated Bylaws of American Airlines Group Inc. (incorporated by reference to Exhibit 3.2 to AAG’s Current Report on Form 8-K filed on June 13, 2018 (Commission File No. 1-8400)).
3.4
Amended and Restated Certificate of Incorporation of American Airlines, Inc. (incorporated by reference to Exhibit 3.3 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).

3.5	Amended and Restated Bylaws of American Airlines, Inc. (incorporated by reference to Exhibit 3.4 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).
4.1	Description of securities registered under Section 12 of the Exchange Act.
4.2
Pass Through Trust Agreement, dated as of March 12, 2013, between American Airlines, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to AMR’s Current Report on Form 8-K filed on March 12, 2013 (Commission File No. 1-8400)).

4.3
Trust Supplement No. 2013-2B, dated as of November 27, 2013, among American Airlines, Inc. and Wilmington Trust Company, as Class B Trustee, to the Pass Through Trust Agreement, dated as of March 12, 2013 (incorporated by reference to Exhibit 4.2 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.4
Form of Pass Through Trust Certificate, Series 2013-2B (incorporated by reference to Exhibit A to Exhibit 4.2 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

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
4.11
Series 2013-2B N907AN Equipment Note No. 1, dated as of November 27, 2013 (incorporated by reference to Exhibit 4.11 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.12
Schedule I (Pursuant to Instruction 2 to Item 601 of Regulation S-K, this Schedule I contains a list of documents applicable to the financing of the Aircraft in connection with the offering of the Class B Certificates, which documents are substantially identical to those filed herewith as Exhibits 4.6, 4.7, 4.8, 4.9, 4.10 and 4.11. Schedule I sets forth the details by which such documents differ from the corresponding Exhibits) (incorporated by reference to Exhibit 99.2 to AMR’s Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

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

4.14
Indenture, dated as of May 20, 2019, by and among American Airlines Group Inc., the Guarantor (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on May 21, 2019 (Commission File No. 1-8400)).

4.15
Pass Through Trust Agreement, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.16
Trust Supplement No. 2014-1A, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.17
Trust Supplement No. 2014-1B, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.18
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

4.19
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

4.20
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

4.21
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
4.24
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

4.26	Form of 4.625% Senior Notes due 2020 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on March 12, 2015 (Commission File No. 1-8400)).
4.27	Form of 5.000% Senior Notes due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on May 21, 2019 (Commission File No. 1-8400)).
4.28
First Supplemental Indenture, dated as of December 30, 2015, among American Airlines Group Inc., American Airlines, Inc. and Wilmington Trust, National Association, as trustee, to the Indenture dated as of March 5, 2015 (incorporated by reference to Exhibit 4.3 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

4.29
Trust Supplement No. 2015-1A, dated as of March 16, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.30
Trust Supplement No. 2015-1B, dated as of March 16, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.31
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

4.32
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

4.33
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

4.34
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.35
Form of Pass Through Trust Certificate, Series 2015-1A (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.36
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
4.39
Trust Supplement No. 2015-2AA, dated as of September 24, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.40
Trust Supplement No. 2015-2A, dated as of September 24, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.41
Trust Supplement No. 2015-2B, dated as of September 24, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.42
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

4.43
Note Purchase Agreement, dated as of September 24, 2015, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.44
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

4.45
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.46
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

4.50
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

Exhibit Number	Description
4.53
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

4.54
Form of Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (incorporated by reference to Exhibit 4.13 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

4.55
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

4.56
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

4.57
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

4.58
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

4.59
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

4.60
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

4.61
Form of Participation Agreement (Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

4.62
Form of Indenture (Trust Indenture and Security Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.15 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

4.63
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

4.64
Form of Participation Agreement (Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

4.65
Form of Indenture (Trust Indenture and Security Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

4.66
Guarantee, dated as of June 28, 2011, from American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.) (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

Exhibit Number	Description
4.67
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

4.73
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

4.74
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

4.75
Trust Supplement No. 2016-1AA, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.76
Trust Supplement No. 2016-1A, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.77
Trust Supplement No. 2016-1B, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.78
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

4.79
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
4.80
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

4.81
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.82
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

4.89
Trust Supplement No. 2016-2A, dated as of May 16, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.90
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

4.91
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

4.92
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

4.93
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.9 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.94
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
4.96
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

4.99
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

4.100
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

4.101
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

4.102
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

4.103
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.104
Form of First Amendment to Indenture and Security Agreement (First Amendment to Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit E to Exhibit 4.6 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.105
Form of Pass Through Trust Certificate, Series 2016-2B (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.106
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

4.108
Trust Supplement No. 2016-3A, dated as of October 3, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.109
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
4.110
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

4.111
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

4.112
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

4.113
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.9 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.114
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

4.118
Trust Supplement No. 2017-1AA, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.119
Trust Supplement No. 2017-1A, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014, (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.120
Trust Supplement No. 2017-1B, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.121
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

4.122
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

4.123
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
4.124
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.125
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

4.132
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

4.133
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

4.134
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

4.135
Form of American Airlines Group Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.1 to AAG’s Registration Statement on Form S-3ASR filed on February 22, 2017 (Commission File No. 333-216167).

4.136
Form of American Airlines, Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.2 to AAG’s Registration Statement on Form S-3ASR filed on February 22, 2017 (Commission File No. 333-216167).

4.137
Trust Supplement No. 2017-2AA, dated as of August 14, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.138
Trust Supplement No. 2017-2A, dated as of August 14, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.139
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
4.140
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

4.141
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

4.142
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.9 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.143
Form of Pass Through Trust Certificate, Series 2017-2AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.144
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

4.148
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

4.149
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

4.150
Form of First Amendment to Indenture and Security Agreement (First Amendment to Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit E to Exhibit 4.6 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.151
Form of First Amendment to Indenture and Security Agreement (First Amendment to Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit B to Exhibit 4.4 to American’s Current Report on Form 8-K filed on October 5, 2017 (Commission File No. 1-2691)).

4.152
Form of Pass Through Trust Certificate, Series 2016-3B (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 5, 2017 (Commission File No. 1-2691)).

4.153
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

4.154
Trust Supplement No. 2017-2B, dated as of October 5, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

Exhibit Number	Description
4.155
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

4.156
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

4.157
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

4.159
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.160
Form of Pass Through Trust Certificate, Series 2017-2B (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.161
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

4.162
Trust Supplement No. 2012-2C(R), dated as of May 15, 2018, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1-2691)).

4.163
Form of Amendment No. 2 to Intercreditor Agreement (2012-2C(R)) among Wilmington Trust Company, not in its individual capacity but solely as Trustee of the American Airlines, Inc. Pass Through Trust 2012-2C(R), American Airlines, Inc. and Wilmington Trust Company, not in its individual capacity but solely as Subordination Agent and Trustee (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1-2691)).

4.164
Note Purchase Agreement, dated as of May 15, 2018, among American Airlines, Inc., Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee under the Class C(R) Pass Through Trust Agreement, as Subordination Agent and as Indenture Trustee, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1- 2691)).

4.165
Form of Amendment to Participation Agreement (Amendment to Participation Agreement among American Airlines, Inc., Wilmington Trust Company, not in its individual capacity, but solely as Subordination Agent and as Indenture Trustee, and Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee under each of the Pass Through Trust Agreements) (incorporated by reference to Exhibit A to Exhibit 4.6 to American’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1- 2691)).

4.166
Form of Amendment to Trust Indenture and Security Agreement (Amendment to Trust Indenture and Security Agreement between American Airlines, Inc., Wilmington Trust Company, not in its individual capacity, but solely as Indenture Trustee, and Wilmington Trust, National Association, as Securities Intermediary) (incorporated by reference to Exhibit B to Exhibit 4.6 to American’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1-2691)).

4.167
Form of Pass Through Trust Certificate, Series 2012-2C(R) (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1-2691)).

Exhibit Number	Description
4.168
Trust Supplement No. 2019-1AA (Aircraft EETC), dated as of August 15, 2019, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.169
Trust Supplement No. 2019-1A (Aircraft EETC), dated as of August 15, 2019, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.170
Trust Supplement No. 2019-1B (Aircraft EETC), dated as of August 15, 2019, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.171
Intercreditor Agreement (2019-1), dated as of August 15, 2019, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2019-1AA (Aircraft EETC), as Trustee of the American Airlines Pass Through Trust 2019-1A (Aircraft EETC) and as Trustee of the American Airlines Pass Through Trust 2019-1B (Aircraft EETC), National Australia Bank Limited, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.172
Deposit Agreement (Class AA), dated as of August 15, 2019, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.173
Deposit Agreement (Class A), dated as of August 15, 2019, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.174
Deposit Agreement (Class B), dated as of August 15, 2019, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.175
Escrow and Paying Agent Agreement (Class AA), dated as of August 15, 2019, among Wilmington Trust, National Association, as Escrow Agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2019-1AA (Aircraft EETC), and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.176
Escrow and Paying Agent Agreement (Class A), dated as of August 15, 2019, among Wilmington Trust, National Association, as Escrow Agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2019-1A (Aircraft EETC), and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.10 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.177
Escrow and Paying Agent Agreement (Class B), dated as of August 15, 2019, among Wilmington Trust, National Association, as Escrow Agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2019-1B (Aircraft EETC), and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.178
Note Purchase Agreement, dated as of August 15, 2019, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.179
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit B to Exhibit 4.12 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.180
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.181
Form of Pass Through Trust Certificate, Series 2019-1AA (Aircraft EETC) (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

Exhibit Number	Description
4.182
Form of Pass Through Trust Certificate, Series 2019-1A (Aircraft EETC) (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.183
Form of Pass Through Trust Certificate, Series 2019-1B (Aircraft EETC) (incorporated by reference to Exhibit A to Exhibit 4.4 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.184
Revolving Credit Agreement (2019-1AA), dated as of August 15, 2019, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2019-1AA (Aircraft EETC), as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.18 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.185
Revolving Credit Agreement (2019-1A), dated as of August 15, 2019, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2019-1A (Aircraft EETC), as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.19 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.186
Revolving Credit Agreement (2019-1B), dated as of August 15, 2019, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2019-1B (Aircraft EETC), as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.20 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

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

Exhibit Number	Description
10.8
Fifth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of September 17, 2018, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 1-8400)).*

10.9
Sixth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of December 10, 2018, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.9 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-8400)).**

10.10
Seventh Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of November 8, 2019, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto.**

10.11
First Amendment and Restatement Agreement, dated as of May 21, 2015, in relation to the Credit and Guaranty Agreement, dated as of June 27, 2013 (as amended), among American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.), American Airlines, Inc. (as successor in interest to US Airways, Inc.), the Revolving Lenders (as defined therein) party thereto, the 2015 Term Loan Lenders (as defined therein) party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).

10.12
First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of October 26, 2015, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc. (as successor in interest to US Airways, Inc.), American Airlines Group Inc., (as successor in interest to US Airways Group, Inc.), the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.8 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-8400)).

10.13
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

10.14
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

10.15
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

10.16
Fifth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of December 10, 2018, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, as designated replacement term lender (incorporated by reference to Exhibit 10.15 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-8400)).**

10.17
Sixth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of November 8, 2019, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, as designated replacement term lender.**

10.18
Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, certain other subsidiaries of American Airlines Group Inc., as guarantors, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q filed on July 22, 2016 (Commission File No. 1-8400)).

Exhibit Number	Description
10.19
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

10.20
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

10.21
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

10.22
Fourth Amendment to Credit and Guaranty Agreement, dated as of December 10, 2018, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.20 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-8400)).***

10.23
Fifth Amendment to Credit and Guaranty Agreement, dated as of November 8, 2019, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, Barclays Bank PLC, as administrative agent.**

10.24
Purchase Agreement No. 3219, dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.29 to American’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).*

10.25
Supplemental Agreement No. 2, dated as of July 21, 2010, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-8400)).*

10.26
Supplemental Agreement No. 3, dated as of February 1, 2013, to Purchase Agreement No. 3219 between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.27
Supplemental Agreement No. 4, dated as of June 9, 2014, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc. dated as of October 15, 2008, relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.28
Supplemental Agreement No. 5, dated as of January 20, 2015, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc., dated as of October 15, 2008, relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-8400)).*

10.29
Supplemental Agreement No. 6, dated as of April 21, 2015, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company, dated as of October 15, 2008, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.30
Supplemental Agreement No. 7, dated as of September 12, 2016, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).*

10.31
Supplemental Agreement No. 8, dated as of January 26, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-8400)).*

10.32
Supplemental Agreement No. 9, dated as of April 24, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-8400)).*

Exhibit Number	Description
10.33
Supplemental Agreement No. 10, dated as of May 11, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-8400)).*

10.34
Supplemental Agreement No. 11, dated as of April 6, 2018, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-8400)).*

10.35
Supplemental Agreement No. 12, dated as of May 29, 2019, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Commission File No. 1-8400)).**

10.36
Supplemental Agreement No. 13, dated as of August 20, 2019, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (Commission File No. 1-8400)).**

10.37
A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

10.38
Amendment No. 1, dated as of January 11, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.8 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.39
Amendment No. 2, dated as of May 30, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S, dated as of July 20, 2011 (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).*

10.40
Amendment No. 3, dated as of November 20, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.27 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).*

10.41
Amendment No. 4, dated as of June 18, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.42
Amendment No. 5, dated as of June 24, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.43
Amendment No. 6, dated as of July 1, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.44
Amendment No. 7, dated as of November 25, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.51 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-8400)).*

10.45
Amendment No. 8, dated as of June 11, 2015, to the A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.46
Amendment No. 9, dated as of September 23, 2015, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-8400)).*

10.47
Amendment No. 10, dated as of July 16, 2018, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 1-8400)).*

10.48
Amendment No. 11, dated as of June 19, 2019, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Commission File No. 1-8400)).**

10.49
Purchase Agreement No. 03735, dated as of February 1, 2013, between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.7 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

Exhibit Number	Description
10.50
Supplemental Agreement No. 1, dated as of April 15, 2013, to Purchase Agreement No. 03735 between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).*

10.51
Supplemental Agreement No. 2, dated as of March 6, 2015, to Purchase Agreement No. 03735 between American Airlines, Inc. and The Boeing Company, dated as of February 1, 2013. Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-8400)).*

10.52
Supplemental Agreement No. 3, dated as of May 22, 2015, to Purchase Agreement No. 03735 between American Airlines, Inc. and The Boeing Company, dated as of February 1, 2013. Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.53
Letter Agreement, dated as of January 14, 2016, to Purchase Agreement No. 03735 between American Airlines, Inc. and The Boeing Company, dated as of February 1, 2013. Relating to Boeing Model 737 MAX Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 1-8400)).*

10.54
Supplemental Agreement No. 4, dated as of June 6, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2016, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-8400)).*

10.55
Supplemental Agreement No. 5, dated as of August 8, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).*

10.56
Supplemental Agreement No. 6, dated as of November 15, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.33 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 1-8400)).*

10.57
Supplemental Agreement No. 7, dated as of March 2, 2017, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-8400)).*

10.58
Supplemental Agreement No. 8, dated as of December 7, 2017, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.45 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 1-8400)).*

10.59
Supplemental Agreement No. 9, dated as of April 6, 2018, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-8400)).*

10.60
Supplemental Agreement No. 10, dated as of March 26, 2019, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (Commission File No. 1-8400)).**

10.61
Consent Agreement, dated as of October 5, 2015, between American Airlines, Inc. (as successor in interest to US Airways, Inc.), American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.98 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-8400)).*

10.62
Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.127 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.63
Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.128 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.64
Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the Super Saver Plus Plan, as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.129 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.65	American Airlines Group Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 4.1 of AAG’s Form S-8 Registration Statement, filed on December 4, 2013 (Registration No. 333-192660)).†

Exhibit Number	Description
10.66
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

10.69
Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement for Director Grants (incorporated by reference to Exhibit 10.129 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.70	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).†
10.71
US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.72
2014 Short-Term Incentive Program Under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).†

10.73
Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.74
Amended and Restated Employment Agreement, dated as of November 28, 2007, among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.75
Form of Letter Agreement, dated April 25, 2017, by and between American Airlines Group Inc. and each of Robert D. Isom, Jr., Elise Eberwein, Stephen L. Johnson and Derek J. Kerr (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on May 1, 2017 (Commission File No. 1-8400)).†

10.76
Letter Agreement, dated as of April 28, 2016, between American Airlines Group Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on April 29, 2016 (Commission File No. 1-8400)).†

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).
21.1	Significant subsidiaries of AAG and American as of December 31, 2019.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
24.1	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).

#
Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, certain exhibits and schedules to this agreement have been omitted. Such exhibits and schedules are described in the referenced agreement. AAG and American hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.

*	Confidential treatment has been granted with respect to certain portions of this agreement.
**	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
†	Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.
Date: February 19, 2020	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.
Date: February 19, 2020	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines Group Inc. and in the capacities and on the dates noted:

Date: February 19, 2020	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2020	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 19, 2020	/s/ James F. Albaugh
James F. Albaugh, Director

Date: February 19, 2020	/s/ Jeffrey D. Benjamin
Jeffrey D. Benjamin, Director

Date: February 19, 2020	/s/ John T. Cahill
John T. Cahill, Director

Date: February 19, 2020	/s/ Michael J. Embler
Michael J. Embler, Director

Date: February 19, 2020	/s/ Matthew J. Hart
Matthew J. Hart, Director

Date: February 19, 2020	/s/ Susan D. Kronick
Susan D. Kronick, Director

Date: February 19, 2020	/s/ Martin H. Nesbitt
Martin H. Nesbitt, Director

Date: February 19, 2020	/s/ Denise M. O’Leary
Denise M. O’Leary, Director

Date: February 19, 2020	/s/ Ray M. Robinson
Ray M. Robinson, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines, Inc. and in the capacities and on the dates noted:

Date: February 19, 2020	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2020	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 19, 2020	/s/ Stephen L. Johnson
Stephen L. Johnson, Director

Date: February 19, 2020	/s/ Robert D. Isom
Robert D. Isom, Director