Form 10-Q
period 2020-03-31
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2020-04-30
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2020

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
As of April 24, 2020, there were 422,894,501 shares of American Airlines Group Inc. common stock outstanding.
As of April 24, 2020, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2020

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating revenues:
Passenger	$7,681	$9,658
Cargo	147	218
Other	687	708
Total operating revenues	8,515	10,584
Operating expenses:
Aircraft fuel and related taxes	1,395	1,726
Salaries, wages and benefits	3,140	3,090
Regional expenses	1,924	1,763
Maintenance, materials and repairs	629	561
Other rent and landing fees	468	503
Aircraft rent	334	327
Selling expenses	305	370
Depreciation and amortization	560	480
Special items, net	1,132	138
Other	1,177	1,251
Total operating expenses	11,064	10,209
Operating income (loss)	(2,549)	375
Nonoperating income (expense):
Interest income	21	33
Interest expense, net	(257)	(271)
Other income (expense), net	(105)	108
Total nonoperating expense, net	(341)	(130)
Income (loss) before income taxes	(2,890)	245
Income tax provision (benefit)	(649)	60
Net income (loss)	$(2,241)	$185

Earnings (loss) per common share:
Basic	$(5.26)	$0.41
Diluted	$(5.26)	$0.41
Weighted average shares outstanding (in thousands):
Basic	425,713	451,951
Diluted	425,713	453,429
Cash dividends declared per common share	$0.10	$0.10
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(2,241)	$185
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(126)	(16)
Investments	(23)	3
Total other comprehensive loss, net of tax	(149)	(13)
Total comprehensive income (loss)	$(2,390)	$172
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$474	$280
Short-term investments	3,102	3,546
Restricted cash and short-term investments	157	158
Accounts receivable, net	1,020	1,750
Aircraft fuel, spare parts and supplies, net	1,772	1,851
Prepaid expenses and other	650	621
Total current assets	7,175	8,206
Operating property and equipment
Flight equipment	39,305	42,537
Ground property and equipment	9,602	9,443
Equipment purchase deposits	1,740	1,674
Total property and equipment, at cost	50,647	53,654
Less accumulated depreciation and amortization	(16,441)	(18,659)
Total property and equipment, net	34,206	34,995
Operating lease right-of-use assets	8,619	8,737
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $714 and $704, respectively	2,059	2,084
Deferred tax asset	1,237	645
Other assets	1,193	1,237
Total other assets	8,580	8,057
Total assets	$58,580	$59,995
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$3,518	$2,861
Accounts payable	1,648	2,062
Accrued salaries and wages	1,633	1,541
Air traffic liability	5,473	4,808
Loyalty program liability	3,094	3,193
Operating lease liabilities	1,752	1,708
Other accrued liabilities	2,095	2,138
Total current liabilities	19,213	18,311
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	21,564	21,454
Pension and postretirement benefits	6,107	6,052
Loyalty program liability	5,757	5,422
Operating lease liabilities	7,239	7,421
Other liabilities	1,336	1,453
Total noncurrent liabilities	42,003	41,802
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 422,886,533 shares issued and outstanding at March 31, 2020; 428,202,506 shares issued and outstanding at December 31, 2019	4	4
Additional paid-in capital	3,861	3,945
Accumulated other comprehensive loss	(6,480)	(6,331)
Retained earnings (deficit)	(21)	2,264
Total stockholders’ deficit	(2,636)	(118)
Total liabilities and stockholders’ equity (deficit)	$58,580	$59,995
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(168)	$1,651
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(845)	(1,305)
Proceeds from sale-leaseback transactions	280	352
Proceeds from sale of property and equipment	35	7
Purchases of short-term investments	(820)	(570)
Sales of short-term investments	1,237	1,051
Other investing activities	(49)	(15)
Net cash used in investing activities	(162)	(480)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,698	400
Payments on long-term debt and finance leases	(926)	(849)
Deferred financing costs	(31)	(6)
Treasury stock repurchases	(171)	(608)
Dividend payments	(43)	(46)
Other financing activities	(1)	—
Net cash provided by (used in) financing activities	526	(1,109)
Net increase in cash and restricted cash	196	62
Cash and restricted cash at beginning of period	290	286
Cash and restricted cash at end of period (1)	$486	$348

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$328	$332
Settlement of bankruptcy obligations	56	—
Deferred financing costs paid through issuance of debt	17	—
Property and equipment acquired through finance leases	—	2
Supplemental information:
Interest paid, net	239	267
Income taxes paid	2	3

(1)	The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$474	$337
Restricted cash included in restricted cash and short-term investments	12	11
Total cash and restricted cash	$486	$348

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2019	$4	$3,945	$(6,331)	$2,264	$(118)
Net loss	—	—	—	(2,241)	(2,241)
Other comprehensive loss, net	—	—	(149)	—	(149)
Purchase and retirement of 6,378,025 shares of AAG common stock	—	(145)	—	—	(145)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(44)	(44)
Issuance of 1,062,052 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	56	—	—	56
Share-based compensation expense	—	18	—	—	18
Balance at March 31, 2020	$4	$3,861	$(6,480)	$(21)	$(2,636)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2018	$5	$4,964	$(5,896)	$758	$(169)
Net income	—	—	—	185	185
Other comprehensive loss, net	—	—	(13)	—	(13)
Purchase and retirement of 16,947,393 shares of AAG common stock	—	(610)	—	—	(610)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(46)	(46)
Issuance of 552,752 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(8)	—	—	(8)
Share-based compensation expense	—	25	—	—	25
Balance at March 31, 2019	$5	$4,371	$(5,909)	$897	$(636)
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncement
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines Group Inc. (we, us, our and similar terms, or AAG) should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying unaudited condensed consolidated financial statements include the accounts of AAG and its wholly-owned subsidiaries. AAG’s principal subsidiary is American Airlines, Inc. (American). All significant intercompany transactions have been eliminated.
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While our business performed largely as expected in January and February of 2020, a severe reduction in air travel during March 2020 resulted in our total operating revenues decreasing nearly 20% in the first quarter of 2020 as compared to the first quarter of 2019. While the length and severity of the reduction in demand due to COVID-19 is uncertain, we presently expect the deterioration to increase in the second quarter of 2020 and our results of operations for the remainder of 2020 to be severely impacted.
We have taken aggressive actions to mitigate the effect of COVID-19 on our business including deep capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position. We remain extremely focused on taking all self-help measures available to manage our business during this unprecedented time, consistent with the terms of the financial support we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security (CARES) Act which, among other things, includes obligations regarding minimum air service and restrictions on involuntary workforce actions. See Note 14 for further information.
Capacity Reductions
We have significantly reduced our capacity (as measured by available seat miles), with April and May 2020 flying expected to decrease by approximately 80% year-over-year and June 2020 flying expected to decrease by approximately 70% year-over-year. Given the fluidity of the environment, we will continue to evaluate these targets and make further demand-driven adjustments to our capacity as needed.
Fleet
To better align our network with lower passenger demand, we have accelerated the retirement of Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain regional aircraft. These retirements remove complexity from our operation and bring forward cost savings and efficiencies associated with operating fewer aircraft types. See Note 13 for further information on the accounting for our fleet retirements. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our current fleet and may decide to permanently retire additional aircraft.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Cost Reductions
We are moving quickly to align our costs with our reduced schedule. In aggregate, we estimate that we have reduced our 2020 operating and capital expenditures by more than $12 billion. These savings have been achieved through lower fuel expense and a series of actions, including the capacity reductions and accelerated fleet retirements discussed above as well as reductions in heavy maintenance expense, the deferral of marketing expenditures, consolidation of space at airport facilities and reductions in contractor, event and training expenses. We have also suspended all non-essential hiring, paused non-contractual pay rate increases, reduced executive and board of director compensation and implemented voluntary leave and early retirement programs to reduce our labor costs consistent with our obligations under the CARES Act. In total, nearly 39,000 team members have opted for early retirement, a reduced work schedule or a partially-paid leave status. Our average estimated second quarter 2020 cash burn rate is currently expected to be approximately $70 million per day, and we presently expect this amount to decrease over time to approximately $50 million per day for the month of June 2020 as these cost-savings initiatives gain traction and assuming no material, unforecasted revenue reductions, costs or other events.
Liquidity
At March 31, 2020, we had $6.8 billion in total available liquidity, consisting of $3.6 billion in unrestricted cash and short-term investments and $3.2 billion in undrawn capacity under our revolving credit facilities, of which we borrowed $2.7 billion in April 2020.
During the first quarter of 2020, we completed the following financing transactions (see Note 6 for further information):

•	refinanced the $1.2 billion 2014 Term Loan Facility at a lower interest rate and extended the maturity from 2021 to 2027;

•	raised $1.0 billion from a 364-day senior secured delayed draw term loan credit facility;

•	issued $500 million in aggregate principal amount of 3.75% unsecured senior notes due 2025 and repaid $500 million of 4.625% unsecured senior notes that matured in March 2020;

•	raised $280 million from aircraft sale-leaseback transactions; and

•	raised $197 million from aircraft financings, of which $17 million was used to repay existing indebtedness.
We have been approved to receive an aggregate of $5.8 billion in financial assistance to be paid in installments through the payroll support program (Payroll Support Program) under the CARES Act of which we received an initial disbursement of $2.9 billion in April 2020 (representing 50% of the current expected total). We currently anticipate receiving three additional installments from May to July 2020. As partial compensation to the U.S. Government for the provision of financial assistance under the Payroll Support Program, we expect to issue an aggregate principal amount of approximately $1.7 billion under a promissory note and warrants to purchase up to 13.7 million shares of AAG common stock (assuming the full $5.8 billion of financial assistance is received). As of the date of this report, the principal amount of this promissory note is $842 million and a warrant to purchase up to 6.7 million shares of AAG common stock has been issued. The principal amount of this promissory note will increase by an amount equal to 30% of each additional installment disbursed under the PSP Agreement, and we will issue a warrant for a number of shares of AAG common stock equal to 10% of each such increase in the principal amount of this promissory note, divided by $12.51 per share (the exercise price per share of such warrants). See Note 14 for further information on the Payroll Support Program. We also applied for a secured loan from the U.S. Department of the Treasury (Treasury) of approximately $4.75 billion under the CARES Act, which if granted will involve the issuance of additional warrants to purchase approximately 38.0 million shares of AAG common stock. As of the date of this report, the secured loan application has not been acted on. Also, we are permitted to, and will, defer payment of the employer portion of social security taxes through the end of 2020 (with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022). This deferral is expected to provide approximately $300 million in additional liquidity during 2020. Additionally, we have suspended our capital return program, including share repurchases and the payment of future dividends for at least the period that the restrictions imposed by the CARES Act are applicable.
We continue to evaluate future financing opportunities and have engaged third-party appraisers to evaluate some of our unencumbered assets. We expect to pledge a portion of these unencumbered assets as collateral for future financings, including as part of the approximately $4.75 billion secured loan we have applied for under the CARES Act.
Certain of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value ratio covenants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Given the above actions and our assumptions about the future impact of COVID-19 on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings and funds from government assistance to be provided pursuant to the CARES Act) and projected cash flows from operations.
(c) Recent Accounting Pronouncement
Accounting Standards Update (ASU) 2016-13: Financial Instruments – Credit Losses (Topic 326)
This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. We adopted this accounting standard prospectively as of January 1, 2020, and it did not have a material impact on our condensed consolidated financial statements.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Fleet impairment (1)	$744	$—
Labor contract expenses (2)	218	—
Severance expenses (3)	205	—
Mark-to-market adjustments on bankruptcy obligations, net (4)	(50)	—
Fleet restructuring expenses (5)	—	83
Merger integration expenses	—	37
Other operating charges, net	15	18
Mainline operating special items, net	1,132	138
Regional operating special items, net (6)	93	—
Operating special items, net	1,225	138

Mark-to-market adjustments on equity and other investments, net (7)	180	(69)
Debt refinancing, extinguishment and other charges	37	—
Nonoperating special items, net	217	(69)

(1)
Fleet impairment primarily includes a $676 million non-cash write-down of aircraft and spare parts and $68 million in write-offs of ROU assets and lease return costs associated with our mainline fleet, principally Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft, which are being retired earlier than previously planned as a result of the decline in demand for air travel due to COVID-19. See Note 13 for further information related to these charges.

(2)
Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

(3)
Severance expenses principally include salary and medical costs associated with certain team members who opted in to a voluntary early retirement program offered as a result of reductions to our operation due to COVID-19.

(4)	Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

(5)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.

(6)
Regional operating special items, net primarily includes an $88 million non-cash write-down of regional aircraft, principally certain Embraer 140 and certain Bombardier CRJ200 aircraft, which are being retired earlier than previously planned as a result of the decline in demand for air travel due to COVID-19. See Note 13 for further information related to this charge.

(7)
Mark-to-market adjustments on equity and other investments, net primarily relates to net unrealized gains and losses associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines) and certain treasury rate lock derivative instruments.

3. Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic EPS:
Net income (loss)	$(2,241)	$185
Weighted average common shares outstanding (in thousands)	425,713	451,951
Basic EPS	$(5.26)	$0.41

Diluted EPS:
Net income (loss) for purposes of computing diluted EPS	$(2,241)	$185
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	425,713	451,951
Dilutive effect of stock awards	—	1,478
Diluted weighted average common shares outstanding	425,713	453,429
Diluted EPS	$(5.26)	$0.41

Restricted stock unit awards excluded from the calculation of diluted EPS because inclusion would be antidilutive (in thousands)	4,934	2,267

4. Share Repurchase Programs and Dividends
During the three months ended March 31, 2020, we repurchased 6.4 million shares of AAG common stock for $145 million at a weighted average cost per share of $22.77.
In January 2020, our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of February 5, 2020 and paid on February 19, 2020, totaling $43 million.
We have suspended our capital return program, including share repurchases and the payment of future dividends. In connection with our receipt of financial support under the Payroll Support Program, we agreed not to repurchase shares of or make dividend payments in respect of AAG common stock through September 30, 2021. If we receive a secured loan from Treasury pursuant to the CARES Act, we will be prohibited from repurchasing shares of AAG common stock through the date that is one year after such secured loan is fully repaid.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

5. Revenue Recognition
Revenue
The following are the significant categories comprising our reported operating revenues (in millions):

	Three Months Ended March 31,
	2020	2019
Passenger revenue:
Passenger travel	$7,079	$8,772
Loyalty revenue - travel (1)	602	886
Total passenger revenue	7,681	9,658
Cargo	147	218
Other:
Loyalty revenue - marketing services	571	578
Other revenue	116	130
Total other revenue	687	708
Total operating revenues	$8,515	$10,584

(1)	Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2020	2019
Domestic	$5,780	$7,226
Latin America	1,180	1,371
Atlantic	523	673
Pacific	198	388
Total passenger revenue	$7,681	$9,658

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

	March 31, 2020	December 31, 2019
	(In millions)
Loyalty program liability	$8,851	$8,615
Air traffic liability	5,473	4,808
Total	$14,324	$13,423

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2019	$8,615
Deferral of revenue	887
Recognition of revenue (1)	(651)
Balance at March 31, 2020 (2)	$8,851

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of March 31, 2020, our current loyalty program liability was $3.1 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to COVID-19, we will continue to monitor redemption patterns and may adjust our estimates in the future.

The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2020, $2.6 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2019. In response to COVID-19, we extended the contract duration for certain tickets, principally those with travel scheduled March 1, 2020 through September 30, 2020. Accordingly, any revenue associated with these tickets will be recognized within 21 months. Additionally, given this change in contract duration, our estimates of revenue from unused tickets may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

6. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2020	December 31, 2019
Secured
2013 Credit Facilities, variable interest rate of 2.71%, installments through 2025	$1,807	$1,807
2014 Credit Facilities, variable interest rate of 2.69%, installments through 2027	1,220	1,202
April 2016 Credit Facilities, variable interest rate of 2.94%, installments through 2023	970	970
December 2016 Credit Facilities, variable interest rate of 2.70%, installments through 2023	1,213	1,213
Delayed Draw Term Loan Credit Facility, variable interest rate of 3.00%, interest only payments until due March 2021	1,000	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 4.03%, maturing from 2020 to 2032	11,712	11,933
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.87% to 7.31%, averaging 3.02%, maturing from 2020 to 2032	4,755	4,727
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2020 to 2031	754	754
	23,431	22,606
Unsecured
5.000% senior notes, interest only payments until due in June 2022	750	750
3.75% senior notes, interest only payments until due in March 2025	500	—
4.625% senior notes	—	500
	1,250	1,250
Total long-term debt	24,681	23,856
Less: Total unamortized debt discount, premium and issuance costs	233	211
Less: Current maturities	3,415	2,749
Long-term debt, net of current maturities	$21,033	$20,896

The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of March 31, 2020 (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Other Short-term Revolving Facility	400
Total	$3,243

The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
In April 2020, we borrowed an aggregate of $2.7 billion under our revolving credit facilities. See Note 14 for further information related to this subsequent event.
Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and certain pre-delivery payments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2020 Financing Activities
2014 Credit Facilities
In January 2020, American and AAG entered into the Eighth Amendment to Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (as previously amended, the 2014 Credit Agreement; the revolving credit facility established thereunder, the 2014 Revolving Facility; the term loan facility established thereunder, the 2014 Term Loan Facility; and collectively, the 2014 Credit Facilities), pursuant to which American refinanced the 2014 Term Loan Facility, increasing the total aggregate principal amount outstanding to $1.22 billion, reducing the LIBOR margin from 2.00% to 1.75%, with a LIBOR floor of 0%, and reducing the base rate margin from 1.00% to 0.75%. In addition, the maturity date for the 2014 Term Loan Facility was extended to January 2027 from October 2021. The 2014 Revolving Facility remains unchanged and, as of March 31, 2020, there were no borrowings or letters of credit outstanding thereunder.
3.75% Senior Notes
In February 2020, AAG issued $500 million aggregate principal amount of 3.75% senior notes due 2025 (the 3.75% senior notes). These notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears in March and September of each year, beginning in September 2020. The 3.75% senior notes are senior unsecured obligations of AAG and are fully and unconditionally guaranteed by American. The 3.75% senior notes mature in March 2025.
Delayed Draw Term Loan Credit Facility
In March 2020, American and AAG entered into a Credit and Guaranty Agreement which provides for a 364-day $1.0 billion senior secured delayed draw term loan credit facility (the Delayed Draw Term Loan Credit Facility), which will be due and payable in a single installment on the maturity date in March 2021. Borrowings under the Delayed Draw Term Loan Credit Facility bear interest at an index rate plus an applicable index margin or, at American's option, LIBOR (subject to a floor of 1.00%) plus an applicable LIBOR margin for interest periods of one, three or six months (or, if available to all affected lenders, 12 months or a shorter period). Voluntary prepayments at par may be made by American at any time. As of March 31, 2020, $1.0 billion in borrowings were outstanding under the Delayed Draw Term Loan Credit Facility. The proceeds of the term loans under the Delayed Draw Term Loan Credit Facility are being used for general corporate purposes.
Subject to certain limitations and exceptions, the Delayed Draw Term Loan Credit Facility is secured by collateral, including certain slots, foreign gate leaseholds and route authorities (collectively, SGR) utilized by American in providing its scheduled air carrier services to and from Mexico and Central America and to London and certain cities in the European Union. The lien on Mexico and Central America SGR is a first-priority lien and the lien on London and European SGR is a second-priority lien. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American's obligations under the Delayed Draw Term Loan Credit Facility are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of collateral to the outstanding term loans.
The Delayed Draw Term Loan Credit Facility contains events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become due and payable immediately. The Delayed Draw Term Loan Credit Facility also includes covenants that, among other things, require AAG to maintain a minimum aggregate liquidity of not less than $2.0 billion and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.
Equipment Notes and Other Notes Payable Issued in 2020
In the three months ended March 31, 2020, American entered into agreements under which it borrowed $197 million in connection with the financing or refinancing, as the case may be, of certain aircraft, of which $17 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2029 through 2032 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 2.99% at March 31, 2020.
7. Income Taxes
At December 31, 2019, we had approximately $9.1 billion of federal net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income. The federal NOL Carryforwards will expire beginning in 2023 if unused. We also had approximately $3.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2019, which will expire in years 2020 through 2039 if unused.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

At December 31, 2019, we had an Alternative Minimum Tax (AMT) credit carryforward of approximately $170 million available for federal income tax purposes, which is presently expected to be fully refunded in 2020 as a result of the CARES Act enacted in March of 2020.
During the three months ended March 31, 2020, we recorded an income tax benefit of $649 million.
8. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2020.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2020
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$239	$239	$—	$—
Bank notes/certificates of deposit/time deposits	2,048	—	2,048	—
Corporate obligations	815	—	815	—
	3,102	239	2,863	—
Restricted cash and short-term investments (1)	157	12	145	—
Long-term investments (3)	122	122	—	—
Total	$3,381	$373	$3,008	$—

(1)
All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.

(2)	Our short-term investments mature in one year or less except for $823 million of bank notes/certificates of deposit/time deposits and $115 million of corporate obligations.

(3)
Long-term investments primarily include our equity investment in China Southern Airlines, in which we presently own a 2.2% equity interest, and are classified in other assets on the condensed consolidated balance sheet.

Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$24,448	$21,377	$23,645	$24,508

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2020	2019	2020	2019
Service cost	$1	$1	$1	$1
Interest cost	153	176	7	8
Expected return on assets	(252)	(204)	(4)	(4)
Amortization of:
Prior service cost (benefit)	7	7	(54)	(59)
Unrecognized net loss (gain)	41	38	(6)	(8)
Net periodic benefit cost (income)	$(50)	$18	$(56)	$(62)

Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The components of net periodic benefit cost (income) other than the service cost component are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
Pursuant to the CARES Act, minimum required pension contributions to be made in the calendar year 2020 can be deferred to January 1, 2021, with interest accruing from the original due date to the new payment date. We expect to defer our $196 million 2020 minimum required contribution to January 1, 2021.
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2019	$(5,238)	$(2)	$(1,091)		$(6,331)
Other comprehensive income (loss) before reclassifications	(152)	(29)	41		(140)
Amounts reclassified from AOCI	(12)	—	3	(2)	(9)
Net current-period other comprehensive income (loss)	(164)	(29)	44		(149)
Balance at March 31, 2020	$(5,402)	$(31)	$(1,047)		$(6,480)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2020	2019
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(36)	$(40)	Nonoperating other income (expense), net
Actuarial loss	27	24	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$(9)	$(16)

11. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Aircraft fuel and related taxes	$389	$423
Salaries, wages and benefits	471	409
Capacity purchases from third-party regional carriers (1)	354	340
Maintenance, materials and repairs	116	93
Other rent and landing fees	152	167
Aircraft rent	6	7
Selling expenses	80	92
Depreciation and amortization	83	79
Special items, net	93	—
Other	180	153
Total regional expenses	$1,924	$1,763

(1)
During the three months ended March 31, 2020 and 2019, we recognized $150 million and $143 million, respectively, of expense under our capacity purchase agreement with Republic Airline Inc. (Republic). We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. We are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

AMR stockholders and former convertible noteholders treated as stockholders under the Plan. In the first quarter of 2020, 2.2 million shares of AAG common stock were distributed from the Disputed Claims Reserve. After giving effect to this distribution, as of March 31, 2020, the Disputed Claims Reserve held 4.8 million shares of AAG common stock.
Private Party Antitrust Action Related to Passenger Capacity. We, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, were named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were consolidated in the Federal District Court for the District of Columbia (the DC Court). On June 15, 2018, we reached a settlement agreement with the plaintiffs in the amount of $45 million to resolve all class claims in the U.S. lawsuits. That settlement was approved by the DC Court on May 13, 2019, however three parties who objected to the settlement have appealed that decision to the United States Court of Appeals for the District of Columbia. We believe these appeals are without merit and intend to vigorously defend against them.
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
Pension Benefits Action. On December 11, 2018, a lawsuit captioned Torres, et al. v. American Airlines, Inc., The Employee Benefits Committee and John/Jane Does 1-5, was filed in the United States District Court for the Northern District of Texas. The plaintiffs in this lawsuit purport to represent a class consisting of all participants in and beneficiaries under any of the four American defined benefit pension plans who elected to receive an optional form of benefit other than a lump sum distribution of a participant’s vested benefit. Under the Employee Retirement Income Security Act, participants covered by defined benefit plans accrue retirement benefits in the form of a single life annuity payable upon retirement on a monthly basis until the employee’s death, and may elect certain alternative forms of benefit payments. Plaintiffs contend that the mortality tables used by American for purposes of calculations related to these alternative forms of benefits are outdated and that more recent mortality tables would have provided more generous benefits and should have been used to make those calculations. The court has denied our motion to dismiss the complaint. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
13. Impairment
Long-lived Assets
Accounting Standards Codification (ASC) 360 - Property, Plant, and Equipment (ASC 360) requires long-lived assets to be assessed for impairment when events and circumstances indicate that the assets may be impaired. Long-lived assets consist of owned flight and ground equipment, ROU assets and definite-lived intangible assets such as certain domestic airport slots and gate leasehold rights, customer relationships and marketing agreements.
As previously discussed, in the first quarter of 2020, our operations, liquidity and stock price were significantly impacted by decreased passenger demand and U.S. government travel restrictions due to COVID-19. Additionally, we decided to retire certain mainline aircraft earlier than planned including Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. As a result of these events and circumstances, we performed impairment tests on our long-lived assets in connection with the preparation of our financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

In accordance with ASC 360, an impairment of a long-lived asset or group of long-lived assets exists only when the sum of the estimated undiscounted future cash flows expected to be generated directly by the assets are less than the carrying value of the assets. We group assets principally by fleet-type when estimating future cash flows, which is generally the lowest level for which identifiable cash flows exist. Estimates of future cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, including our current fleet plan.
As a result of the impairment tests performed on our long-lived assets, we determined the sum of the estimated undiscounted future cash flows exceeded the $44.6 billion carrying value for our long-lived assets except for the aircraft being retired earlier than planned as discussed above. For those aircraft and certain related spare parts, we recorded an $815 million impairment charge reflecting the difference between the carrying values of these assets and their fair values. Fair value reflects management’s best estimate including inputs from published pricing guides and bids from third parties as well as contracted sales agreements when applicable. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our current fleet and may decide to permanently retire additional aircraft.
Goodwill and Indefinite-lived Intangible Assets
ASC 350 - Intangibles - Goodwill and Other (ASC 350) requires goodwill and indefinite-lived intangible assets to be assessed for impairment annually or more frequently if events or circumstances indicate that the fair values of goodwill and indefinite-lived intangible assets may be lower than their carrying values. Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the merger with US Airways Group, Inc. We have one reporting unit. Indefinite-lived intangible assets consist of certain domestic airport slots and international slots and route authorities.
In the first quarter of 2020, we performed an interim impairment test on our goodwill and indefinite-lived intangible assets as a result of the events and circumstances previously discussed due to the impact of COVID-19 on our business. In accordance with ASC 350, for goodwill, we performed a quantitative analysis by using a market approach. Under the market approach, the fair value of the reporting unit was determined based on quoted market prices for equity and the fair value of debt as described in Note 8. The fair value exceeded the carrying value of the reporting unit, and our $4.1 billion of goodwill was not impaired.
Additionally, in the first quarter of 2020, we performed an interim qualitative impairment test on our $1.8 billion of indefinite-lived intangible assets and determined there was no material impairment.
As discussed above, due to the inherent uncertainties of the current operating environment, we will continue to evaluate our goodwill and indefinite-lived intangible assets for events or circumstances that indicate that their fair values may be lower than their carrying values.
14. Subsequent Events
2013 Revolving Facility, 2014 Revolving Facility and April 2016 Revolving Facility Borrowings
In April 2020, American borrowed $750 million under the 2013 Revolving Facility, $1.5 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility. Following the April 2020 draw, American had no remaining borrowing capacity available under the 2013 Revolving Facility or the April 2016 Revolving Facility and had $110 million in remaining borrowing capacity available under the 2014 Revolving Facility.
Payroll Support Program
On April 20, 2020 (the PSP Closing Date), American, Envoy Air Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA and together with American, Envoy and Piedmont, the Subsidiaries), each our wholly-owned subsidiary, entered into a Payroll Support Program Agreement (the PSP Agreement) with Treasury, with respect to the Payroll Support Program provided pursuant to the CARES Act. In connection with our entry into the PSP Agreement, on the PSP Closing Date, we also entered into a Warrant Agreement (the Warrant Agreement) with Treasury, and we issued a promissory note to Treasury (the Promissory Note), with the Subsidiaries as guarantors (the Guarantors).
Payroll Support Program Agreement
Pursuant to the PSP Agreement, Treasury is to provide to us financial assistance to be paid in installments (each, an Installment) expected to total in the aggregate approximately $5.8 billion. The first Installment, in the amount of approximately $2.9 billion (representing 50% of the current expected total) was disbursed by Treasury on April 21, 2020, and we currently anticipate receiving three additional Installments from May to July 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

In connection with the Payroll Support Program, we are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP Agreement be used exclusively for the continuation of payment of employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits through September 30, 2020, the requirement that certain levels of commercial air service be maintained and the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through September 30, 2021, as well as those that restrict the payment of certain executive compensation until March 24, 2022. The PSP Agreement also imposes substantial reporting obligations on us and the Subsidiaries.
Payroll Support Program Promissory Note
As compensation to the U.S. Government for the provision of financial assistance under the PSP Agreement, we issued the Promissory Note to Treasury, which provides for our unconditional promise to pay to Treasury the initial principal sum of approximately $842 million, subject to an increase equal to 30% of the amount of each additional Installment disbursed under the PSP Agreement after the PSP Closing Date, and the guarantee of our obligations by the Guarantors. Assuming the total Installments to be paid pursuant to the PSP Agreement aggregate approximately $5.8 billion, the Promissory Note will have a total principal sum of approximately $1.7 billion.
The Promissory Note bears interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the PSP Closing Date and 2.00% plus an interest rate based on the secured overnight financing rate per annum or other benchmark replacement rate consistent with customary market conventions (but not to be less than 0.00%) thereafter until the tenth anniversary of the PSP Closing Date (the Maturity Date), and interest accrued thereon will be payable in arrears on the last business day of March and September of each year, beginning on September 30, 2020. The aggregate principal amount outstanding under the Promissory Note, together with all accrued and unpaid interest thereon and all other amounts payable under the Promissory Note, will be due and payable on the Maturity Date.
We may, at any time and from time to time, voluntarily prepay amounts outstanding under the Promissory Note, in whole or in part, without penalty or premium. Within 30 days of the occurrence of certain change of control triggering events, we are required to prepay the aggregate outstanding principal amount of the Promissory Note at such time, together with any accrued interest or other amounts owing under the Promissory Note at such time.
The Promissory Note is our senior unsecured obligation and each guarantee of the Promissory Note is the senior unsecured obligation of each of the Guarantors, respectively.
The Promissory Note contains events of default, including cross-default with respect to acceleration or failure to pay at maturity other material indebtedness. Upon the occurrence of an event of default and subject to certain grace periods, the outstanding obligations under the Promissory Note may, and in certain circumstances will automatically, be accelerated and become due and payable immediately.
Payroll Support Program Warrant Agreement and Warrants
As compensation to the U.S. Government for the provision of financial assistance under the PSP Agreement, and pursuant to the Warrant Agreement, we have agreed to issue warrants (each a PSP Warrant and, collectively, the PSP Warrants) to Treasury to purchase up to an aggregate of approximately 13.7 million shares (the Warrant Shares) of AAG common stock. The exercise price of the Warrant Shares is $12.51 per share (which was the closing price of AAG common stock on The Nasdaq Global Select Market on April 9, 2020) (the Exercise Price) subject to certain anti-dilution provisions provided for in the PSP Warrant.
Pursuant to the Warrant Agreement, (a) on the PSP Closing Date, we issued to Treasury a PSP Warrant to purchase up to an aggregate of approximately 6.7 million shares of AAG common stock based on the terms described herein and (b) on the date of each increase of the principal amount of the Promissory Note in connection with the disbursement of an additional Installment under the PSP Agreement, we will issue to Treasury an additional PSP Warrant for a number of shares of AAG common stock equal to 10% of such increase of the principal amount of the Promissory Note, divided by the Exercise Price. Assuming the total Installments to be paid pursuant to the PSP Agreement aggregate approximately $5.8 billion, the total number of Warrant Shares issuable is approximately 13.7 million, subject to certain anti-dilution provisions, including, among others, for below market issuances and payment of dividends, provided for in the PSP Warrants.
The PSP Warrant does not have any voting rights and is freely transferrable, with registration rights. Each PSP Warrant expires on the fifth anniversary of the date of issuance of such PSP Warrant. The PSP Warrants will be exercisable either through net share settlement or cash, at our option.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

The PSP Warrant was issued solely as compensation to the U.S. Government related to entry into the PSP Agreement. No separate proceeds (apart from the financial assistance Installments described above) were received upon issuance of the PSP Warrant or will be received upon exercise thereof.

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating revenues:
Passenger	$7,681	$9,658
Cargo	147	218
Other	686	705
Total operating revenues	8,514	10,581
Operating expenses:
Aircraft fuel and related taxes	1,395	1,726
Salaries, wages and benefits	3,138	3,089
Regional expenses	1,891	1,791
Maintenance, materials and repairs	629	561
Other rent and landing fees	468	503
Aircraft rent	334	327
Selling expenses	305	370
Depreciation and amortization	560	480
Special items, net	1,132	138
Other	1,198	1,251
Total operating expenses	11,050	10,236
Operating income (loss)	(2,536)	345
Nonoperating income (expense):
Interest income	104	127
Interest expense, net	(260)	(277)
Other income (expense), net	(105)	109
Total nonoperating expense, net	(261)	(41)
Income (loss) before income taxes	(2,797)	304
Income tax provision (benefit)	(628)	74
Net income (loss)	$(2,169)	$230
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(2,169)	$230
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(126)	(16)
Investments	(23)	3
Total other comprehensive loss, net of tax	(149)	(13)
Total comprehensive income (loss)	$(2,318)	$217
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$464	$267
Short-term investments	3,100	3,543
Restricted cash and short-term investments	157	158
Accounts receivable, net	1,038	1,770
Receivables from related parties, net	12,815	12,451
Aircraft fuel, spare parts and supplies, net	1,666	1,754
Prepaid expenses and other	613	584
Total current assets	19,853	20,527
Operating property and equipment
Flight equipment	38,981	42,213
Ground property and equipment	9,243	9,089
Equipment purchase deposits	1,740	1,674
Total property and equipment, at cost	49,964	52,976
Less accumulated depreciation and amortization	(16,111)	(18,335)
Total property and equipment, net	33,853	34,641
Operating lease right-of-use assets	8,578	8,694
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $714 and $704, respectively	2,059	2,084
Deferred tax asset	1,232	689
Other assets	1,112	1,164
Total other assets	8,494	8,028
Total assets	$70,778	$71,890
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,517	$2,358
Accounts payable	1,565	1,990
Accrued salaries and wages	1,574	1,461
Air traffic liability	5,473	4,808
Loyalty program liability	3,094	3,193
Operating lease liabilities	1,739	1,695
Other accrued liabilities	2,019	2,055
Total current liabilities	18,981	17,560
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	20,299	20,684
Pension and postretirement benefits	6,064	6,008
Loyalty program liability	5,757	5,422
Operating lease liabilities	7,209	7,388
Other liabilities	1,290	1,406
Total noncurrent liabilities	40,619	40,908
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,977	16,903
Accumulated other comprehensive loss	(6,572)	(6,423)
Retained earnings	773	2,942
Total stockholder's equity	11,178	13,422
Total liabilities and stockholder’s equity	$70,778	$71,890
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(401)	$956
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(829)	(1,263)
Proceeds from sale-leaseback transactions	280	352
Proceeds from sale of property and equipment	34	7
Purchases of short-term investments	(820)	(570)
Sales of short-term investments	1,237	1,051
Other investing activities	(49)	(15)
Net cash used in investing activities	(147)	(438)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,198	400
Payments on long-term debt and finance leases	(426)	(849)
Deferred financing costs	(25)	(6)
Net cash provided by (used in) financing activities	747	(455)
Net increase in cash and restricted cash	199	63
Cash and restricted cash at beginning of period	277	276
Cash and restricted cash at end of period (1)	$476	$339

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$320	$332
Settlement of bankruptcy obligations	56	—
Deferred financing costs paid through issuance of debt	17	—
Property and equipment acquired through finance leases	—	2
Supplemental information:
Interest paid, net	228	256
Income taxes paid	2	3

(1)	The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$464	$328
Restricted cash included in restricted cash and short-term investments	12	11
Total cash and restricted cash	$476	$339
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2019	$—	$16,903	$(6,423)	$2,942	$13,422
Net loss	—	—	—	(2,169)	(2,169)
Other comprehensive loss, net	—	—	(149)	—	(149)
Share-based compensation expense	—	18	—	—	18
Intercompany equity transfer	—	56	—	—	56
Balance at March 31, 2020	$—	$16,977	$(6,572)	$773	$11,178

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2018	$—	$16,802	$(5,992)	$960	$11,770
Net income	—	—	—	230	230
Other comprehensive loss, net	—	—	(13)	—	(13)
Share-based compensation expense	—	25	—	—	25
Balance at March 31, 2019	$—	$16,827	$(6,005)	$1,190	$12,012
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncement
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines, Inc. (American) should be read in conjunction with the consolidated financial statements contained in American’s Annual Report on Form 10-K for the year ended December 31, 2019. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. As a result, American has experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in its revenues. While American's business performed largely as expected in January and February of 2020, a severe reduction in air travel during March 2020 resulted in its total operating revenues decreasing nearly 20% in the first quarter of 2020 as compared to the first quarter of 2019. While the length and severity of the reduction in demand due to COVID-19 is uncertain, American presently expects the deterioration to increase in the second quarter of 2020 and its results of operations for the remainder of 2020 to be severely impacted.
American has taken aggressive actions to mitigate the effect of COVID-19 on its business including deep capacity reductions, structural changes to its fleet, cost reductions, and steps to preserve cash and improve its overall liquidity position. American remains extremely focused on taking all self-help measures available to manage its business during this unprecedented time, consistent with the terms of the financial support it has received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security (CARES) Act which, among other things, includes obligations regarding minimum air service and restrictions on involuntary workforce actions. See Note 13 for further information.
Capacity Reductions
American has significantly reduced its capacity (as measured by available seat miles), with April and May 2020 flying expected to decrease by approximately 80% year-over-year and June 2020 flying expected to decrease by approximately 70% year-over-year. Given the fluidity of the environment, American will continue to evaluate these targets and make further demand-driven adjustments to its capacity as needed.
Fleet
To better align American’s network with lower passenger demand, American has accelerated the retirement of Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain regional aircraft. These retirements remove complexity from its operation and bring forward cost savings and efficiencies associated with operating fewer aircraft types. See Note 12 for further information on the accounting for American's fleet retirements. Due to the inherent uncertainties of the current operating environment, American will continue to evaluate its current fleet and may decide to permanently retire additional aircraft.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Cost Reductions
American is moving quickly to align its costs with its reduced schedule. In aggregate, American estimates that it has reduced its 2020 operating and capital expenditures by more than $12 billion. These savings have been achieved through lower fuel expense and a series of actions, including the capacity reductions and accelerated fleet retirements discussed above as well as reductions in heavy maintenance expense, the deferral of marketing expenditures, consolidation of space at airport facilities and reductions in contractor, event and training expenses. American has also suspended all non-essential hiring, paused non-contractual pay rate increases, reduced executive and board of director compensation and implemented voluntary leave and early retirement programs to reduce its labor costs consistent with its obligations under the CARES Act. In total, nearly 39,000 team members have opted for early retirement, a reduced work schedule or a partially-paid leave status. American's average estimated second quarter 2020 cash burn rate is currently expected to be approximately $70 million per day, and American presently expects this amount to decrease over time to approximately $50 million per day for the month of June 2020 as these cost-savings initiatives gain traction and assuming no material, unforecasted revenue reductions, costs or other events.
Liquidity
At March 31, 2020, American had $6.8 billion in total available liquidity, consisting of $3.6 billion in unrestricted cash and short-term investments and $3.2 billion in undrawn capacity under its revolving credit facilities, of which American borrowed $2.7 billion in April 2020.
During the first quarter of 2020, American completed the following financing transactions (see Note 4 for further information):

•	refinanced the $1.2 billion 2014 Term Loan Facility at a lower interest rate and extended the maturity from 2021 to 2027;

•	raised $1.0 billion from a 364-day senior secured delayed draw term loan credit facility;

•	raised $280 million from aircraft sale-leaseback transactions; and

•	raised $197 million from aircraft financings, of which $17 million was used to repay existing indebtedness.
AAG and its subsidiaries have been approved to receive an aggregate of $5.8 billion in financial assistance to be paid in installments through the payroll support program (Payroll Support Program) under the CARES Act of which it received an initial disbursement of $2.9 billion in April 2020 (representing 50% of the current expected total). American and its regional affiliates currently anticipate receiving three additional installments from May to July 2020. As partial compensation to the U.S. Government for the provision of financial assistance under the Payroll Support Program, AAG and its subsidiaries expect to issue an aggregate principal amount of approximately $1.7 billion under a promissory note and warrants to purchase up to 13.7 million shares of AAG common stock (assuming the full $5.8 billion of financial assistance is received). As of the date of this report, the principal amount of this promissory note is $842 million and a warrant to purchase up to 6.7 million shares of AAG common stock has been issued. The principal amount of this promissory note will increase by an amount equal to 30% of each additional installment disbursed under the PSP Agreement, and AAG will issue a warrant for a number of shares of AAG common stock equal to 10% of each such increase in the principal amount of this promissory note, divided by $12.51 per share (the exercise price per share of such warrants). See Note 13 for further information on the Payroll Support Program. AAG and its subsidiaries also applied for a secured loan from the U.S. Department of the Treasury (Treasury) of approximately $4.75 billion under the CARES Act, which if granted will involve the issuance of additional warrants to purchase approximately 38.0 million shares of AAG common stock. As of the date of this report, the secured loan application has not been acted on. Also, American is permitted to, and will, defer payment of the employer portion of social security taxes through the end of 2020 (with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022). This deferral is expected to provide approximately $300 million in additional liquidity during 2020. Additionally, AAG has suspended its capital return program, including share repurchases and the payment of future dividends for at least the period that the restrictions imposed by the CARES Act are applicable.
American continues to evaluate future financing opportunities and has engaged third-party appraisers to evaluate some of its unencumbered assets. American expects to pledge a portion of these unencumbered assets as collateral for future financings, including as part of the approximately $4.75 billion secured loan AAG and its subsidiaries have applied for under the CARES Act.
Certain of American’s debt financing agreements contain covenants requiring it to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value ratio covenants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Given the above actions and American’s assumptions about the future impact of COVID-19 on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, American expects to meet its cash obligations as well as remain in compliance with the debt covenants in its existing financing agreements for the next 12 months based on its current level of unrestricted cash and short-term investments, its anticipated access to liquidity (including via proceeds from financings and funds from government assistance to be provided pursuant to the CARES Act) and projected cash flows from operations.
(c) Recent Accounting Pronouncement
Accounting Standards Update (ASU) 2016-13: Financial Instruments – Credit Losses (Topic 326)
This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. American adopted this accounting standard prospectively as of January 1, 2020, and it did not have a material impact on American's condensed consolidated financial statements.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Fleet impairment (1)	$744	$—
Labor contract expenses (2)	218	—
Severance expenses (3)	205	—
Mark-to-market adjustments on bankruptcy obligations, net (4)	(50)	—
Fleet restructuring expenses (5)	—	83
Merger integration expenses	—	37
Other operating charges, net	15	18
Mainline operating special items, net	1,132	138
Regional operating special items, net (6)	93	—
Operating special items, net	1,225	138

Mark-to-market adjustments on equity and other investments, net (7)	180	(69)
Debt refinancing, extinguishment and other charges	37	—
Nonoperating special items, net	217	(69)

(1)
Fleet impairment primarily includes a $676 million non-cash write-down of aircraft and spare parts and $68 million in write-offs of ROU assets and lease return costs associated with American's mainline fleet, principally Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft, which are being retired earlier than previously planned as a result of the decline in demand for air travel due to COVID-19. See Note 12 for further information related to these charges.

(2)
Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

(3)
Severance expenses principally include salary and medical costs associated with certain team members who opted in to a voluntary early retirement program offered as a result of reductions to American's operation due to COVID-19.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(4)	Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.

(5)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.

(6)
Regional operating special items, net primarily includes an $88 million non-cash write-down of regional aircraft, principally certain Embraer 140 and certain Bombardier CRJ200 aircraft, which are being retired earlier than previously planned as a result of the decline in demand for air travel due to COVID-19. See Note 12 for further information related to this charge.

(7)
Mark-to-market adjustments on equity and other investments, net primarily relates to net unrealized gains and losses associated with American's equity investment in China Southern Airlines Company Limited (China Southern Airlines) and certain treasury rate lock derivative instruments.

3. Revenue Recognition
Revenue
The following are the significant categories comprising American's reported operating revenues (in millions):

	Three Months Ended March 31,
	2020	2019
Passenger revenue:
Passenger travel	$7,079	$8,772
Loyalty revenue - travel (1)	602	886
Total passenger revenue	7,681	9,658
Cargo	147	218
Other:
Loyalty revenue - marketing services	571	578
Other revenue	115	127
Total other revenue	686	705
Total operating revenues	$8,514	$10,581

(1)	Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2020	2019
Domestic	$5,780	$7,226
Latin America	1,180	1,371
Atlantic	523	673
Pacific	198	388
Total passenger revenue	$7,681	$9,658

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

	March 31, 2020	December 31, 2019
	(In millions)
Loyalty program liability	$8,851	$8,615
Air traffic liability	5,473	4,808
Total	$14,324	$13,423
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2019	$8,615
Deferral of revenue	887
Recognition of revenue (1)	(651)
Balance at March 31, 2020 (2)	$8,851

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

(2)
Mileage credits can be redeemed at any time and do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of March 31, 2020, American's current loyalty program liability was $3.1 billion and represents American's current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to COVID-19, American will continue to monitor redemption patterns and may adjust its estimates in the future.

The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2020, $2.6 billion of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2019. In response to COVID-19, American extended the contract duration for certain tickets, principally those with travel scheduled March 1, 2020 through September 30, 2020. Accordingly, any revenue associated with these tickets will be recognized within 21 months. Additionally, given this change in contract duration, American's estimates of revenue from unused tickets may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2020	December 31, 2019
Secured
2013 Credit Facilities, variable interest rate of 2.71%, installments through 2025	$1,807	$1,807
2014 Credit Facilities, variable interest rate of 2.69%, installments through 2027	1,220	1,202
April 2016 Credit Facilities, variable interest rate of 2.94%, installments through 2023	970	970
December 2016 Credit Facilities, variable interest rate of 2.70%, installments through 2023	1,213	1,213
Delayed Draw Term Loan Credit Facility, variable interest rate of 3.00%, interest only payments until due March 2021	1,000	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 4.03%, maturing from 2020 to 2032	11,712	11,933
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.87% to 7.31%, averaging 3.02%, maturing from 2020 to 2032	4,755	4,727
Special facility revenue bonds, fixed interest rate of 5.00%, maturing from 2020 to 2031	725	725
Total long-term debt	23,402	22,577
Less: Total unamortized debt discount, premium and issuance costs	221	205
Less: Current maturities	3,414	2,246
Long-term debt, net of current maturities	$19,767	$20,126

The table below shows the maximum availability under revolving credit facilities, all of which were undrawn, as of March 31, 2020 (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Other Short-term Revolving Facility	400
Total	$3,243

The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
In April 2020, American borrowed an aggregate of $2.7 billion under its revolving credit facilities. See Note 13 for further information related to this subsequent event.
Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and certain pre-delivery payments.
2020 Financing Activities
2014 Credit Facilities
In January 2020, American and AAG entered into the Eighth Amendment to Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (as previously amended, the 2014 Credit Agreement; the revolving credit facility established thereunder, the 2014 Revolving Facility; the term loan facility established thereunder, the 2014 Term Loan Facility; and collectively, the 2014 Credit Facilities), pursuant to which American refinanced the 2014 Term Loan Facility, increasing the total aggregate principal amount outstanding to $1.22 billion, reducing the LIBOR margin from 2.00% to 1.75%, with a LIBOR floor of 0%, and reducing the base rate margin from 1.00% to 0.75%. In addition, the maturity date for the 2014 Term Loan Facility was extended to January 2027 from

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

October 2021. The 2014 Revolving Facility remains unchanged and, as of March 31, 2020, there were no borrowings or letters of credit outstanding thereunder.
Delayed Draw Term Loan Credit Facility
In March 2020, American and AAG entered into a Credit and Guaranty Agreement which provides for a 364-day $1.0 billion senior secured delayed draw term loan credit facility (the Delayed Draw Term Loan Credit Facility), which will be due and payable in a single installment on the maturity date in March 2021. Borrowings under the Delayed Draw Term Loan Credit Facility bear interest at an index rate plus an applicable index margin or, at American's option, LIBOR (subject to a floor of 1.00%) plus an applicable LIBOR margin for interest periods of one, three or six months (or, if available to all affected lenders, 12 months or a shorter period). Voluntary prepayments at par may be made by American at any time. As of March 31, 2020, $1.0 billion in borrowings were outstanding under the Delayed Draw Term Loan Credit Facility. The proceeds of the term loans under the Delayed Draw Term Loan Credit Facility are being used for general corporate purposes.
Subject to certain limitations and exceptions, the Delayed Draw Term Loan Credit Facility is secured by collateral, including certain slots, foreign gate leaseholds and route authorities (collectively, SGR) utilized by American in providing its scheduled air carrier services to and from Mexico and Central America and to London and certain cities in the European Union. The lien on Mexico and Central America SGR is a first-priority lien and the lien on London and European SGR is a second-priority lien. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American's obligations under the Delayed Draw Term Loan Credit Facility are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of collateral to the outstanding term loans.
The Delayed Draw Term Loan Credit Facility contains events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become due and payable immediately. The Delayed Draw Term Loan Credit Facility also includes covenants that, among other things, require AAG to maintain a minimum aggregate liquidity of not less than $2.0 billion and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.
Equipment Notes and Other Notes Payable Issued in 2020
In the three months ended March 31, 2020, American entered into agreements under which it borrowed $197 million in connection with the financing or refinancing, as the case may be, of certain aircraft, of which $17 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2029 through 2032 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 2.99% at March 31, 2020.
5. Income Taxes
At December 31, 2019, American had approximately $9.2 billion of federal net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $9.1 billion to reduce AAG's future federal taxable income. The federal NOL Carryforwards will expire beginning in 2023 if unused. American also had approximately $2.9 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2019, which will expire in years 2020 through 2039 if unused.
At December 31, 2019, American had an Alternative Minimum Tax (AMT) credit carryforward of approximately $226 million available for federal income tax purposes, which is presently expected to be fully refunded in 2020 as a result of the CARES Act enacted in March of 2020.
During the three months ended March 31, 2020, American recorded an income tax benefit of $628 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

6. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2020.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2020
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$237	$237	$—	$—
Bank notes/certificates of deposit/time deposits	2,048	—	2,048	—
Corporate obligations	815	—	815	—
	3,100	237	2,863	—
Restricted cash and short-term investments (1)	157	12	145	—
Long-term investments (3)	122	122	—	—
Total	$3,379	$371	$3,008	$—

(1)
All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.

(2)	American’s short-term investments mature in one year or less except for $823 million of bank notes/certificates of deposit/time deposits and $115 million of corporate obligations.

(3)
Long-term investments primarily include American's equity investment in China Southern Airlines, in which American presently owns a 2.2% equity interest, and are classified in other assets on the condensed consolidated balance sheet.

Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$23,181	$20,398	$22,372	$23,196

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2020	2019	2020	2019
Service cost	$1	$1	$1	$1
Interest cost	152	175	7	8
Expected return on assets	(251)	(203)	(4)	(4)
Amortization of:
Prior service cost (benefit)	7	7	(54)	(59)
Unrecognized net loss (gain)	41	38	(6)	(8)
Net periodic benefit cost (income)	$(50)	$18	$(56)	$(62)

Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The components of net periodic benefit cost (income) other than the service cost component are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
Pursuant to the CARES Act, minimum required pension contributions to be made in the calendar year 2020 can be deferred to January 1, 2021, with interest accruing from the original due date to the new payment date. American expects to defer its $193 million 2020 minimum required contribution to January 1, 2021.
8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2019	$(5,218)	$(2)	$(1,203)		$(6,423)
Other comprehensive income (loss) before reclassifications	(152)	(29)	41		(140)
Amounts reclassified from AOCI	(12)	—	3	(2)	(9)
Net current-period other comprehensive income (loss)	(164)	(29)	44		(149)
Balance at March 31, 2020	$(5,382)	$(31)	$(1,159)		$(6,572)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2020	2019
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(36)	$(40)	Nonoperating other income (expense), net
Actuarial loss	27	24	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$(9)	$(16)

9. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Aircraft fuel and related taxes	$389	$423
Salaries, wages and benefits	84	80
Capacity purchases from third-party regional carriers (1)	913	857
Maintenance, materials and repairs	4	4
Other rent and landing fees	144	160
Aircraft rent	6	7
Selling expenses	80	92
Depreciation and amortization	70	68
Special items, net	93	—
Other	108	100
Total regional expenses	$1,891	$1,791

(1)
During the three months ended March 31, 2020 and 2019, American recognized $150 million and $143 million, respectively, of expense under its capacity purchase agreement with Republic Airline Inc. (Republic). American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	March 31, 2020	December 31, 2019
AAG (1)	$14,957	$14,597
AAG’s wholly-owned subsidiaries (2)	(2,142)	(2,146)
Total	$12,815	$12,451

(1)	The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s share repurchase and dividend programs.
AAG has suspended its capital return program, including share repurchases and the payment of future dividends. In connection with AAG's receipt of financial support under the Payroll Support Program, AAG agreed not to repurchase shares of or make dividend payments in respect of AAG common stock through September 30, 2021. If AAG receives

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

a secured loan from Treasury pursuant to the CARES Act, it will be prohibited from repurchasing shares of AAG common stock through the date that is one year after such secured loan is fully repaid.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported by AAG from time to time in its quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. In the first quarter of 2020, 2.2 million shares of AAG common stock were distributed from the Disputed Claims Reserve. After giving effect to this distribution, as of March 31, 2020, the Disputed Claims Reserve held 4.8 million shares of AAG common stock.
Private Party Antitrust Action Related to Passenger Capacity. American, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, were named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were consolidated in the Federal District Court for the District of Columbia (the DC Court). On June 15, 2018, American reached a settlement agreement with the plaintiffs in the amount of $45 million to resolve all class claims in the U.S. lawsuits. That settlement was approved by the DC Court on May 13, 2019, however three parties who objected to the settlement have appealed that decision to the United States Court of Appeals for the District of Columbia. American believes these appeals are without merit and intends to vigorously defend against them.
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
Pension Benefits Action. On December 11, 2018, a lawsuit captioned Torres, et al. v. American Airlines, Inc., The Employee Benefits Committee and John/Jane Does 1-5, was filed in the United States District Court for the Northern District of Texas. The plaintiffs in this lawsuit purport to represent a class consisting of all participants in and beneficiaries under any of the four American defined benefit pension plans who elected to receive an optional form of benefit other than a lump sum distribution of a participant’s vested benefit. Under the Employee Retirement Income Security Act, participants covered by defined benefit plans accrue retirement benefits in the form of a single life annuity payable upon retirement on a monthly basis until the employee’s death, and may elect certain alternative forms of benefit payments. Plaintiffs contend that the mortality tables used by American for purposes of calculations related to these alternative forms of benefits are outdated and that more recent mortality tables would have provided more generous benefits and should have been used to make those calculations. The court has denied American's motion to dismiss the complaint. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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
12. Impairment
Long-lived Assets
Accounting Standards Codification (ASC) 360 - Property, Plant, and Equipment (ASC 360) requires long-lived assets to be assessed for impairment when events and circumstances indicate that the assets may be impaired. Long-lived assets consist of owned flight and ground equipment, ROU assets and definite-lived intangible assets such as certain domestic airport slots and gate leasehold rights, customer relationships and marketing agreements.
As previously discussed, in the first quarter of 2020, American's operations, liquidity and stock price were significantly impacted by decreased passenger demand and U.S. government travel restrictions due to COVID-19. Additionally, American decided to retire certain mainline aircraft earlier than planned including Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. As a result of these events and circumstances, American performed impairment tests on its long-lived assets in connection with the preparation of American's financial statements.
In accordance with ASC 360, an impairment of a long-lived asset or group of long-lived assets exists only when the sum of the estimated undiscounted future cash flows expected to be generated directly by the assets are less than the carrying value of the assets. American groups assets principally by fleet-type when estimating future cash flows, which is generally the lowest level for which identifiable cash flows exist. Estimates of future cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, including American's current fleet plan.
As a result of the impairment tests performed on American's long-lived assets, American determined the sum of the estimated undiscounted future cash flows exceeded the $44.1 billion carrying value for its long-lived assets except for the aircraft being retired earlier than planned as discussed above. For those aircraft and certain related spare parts, American recorded an $815 million impairment charge reflecting the difference between the carrying values of these assets and their fair values. Fair value reflects management’s best estimate including inputs from published pricing guides and bids from third parties as well as contracted sales agreements when applicable. Due to the inherent uncertainties of the current operating environment, American will continue to evaluate its current fleet and may decide to permanently retire additional aircraft.
Goodwill and Indefinite-lived Intangible Assets
ASC 350 - Intangibles - Goodwill and Other (ASC 350) requires goodwill and indefinite-lived intangible assets to be assessed for impairment annually or more frequently if events or circumstances indicate that the fair values of goodwill and indefinite-lived intangible assets may be lower than their carrying values. Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the merger of AAG with US Airways Group, Inc. American has one reporting unit. Indefinite-lived intangible assets consist of certain domestic airport slots and international slots and route authorities.
In the first quarter of 2020, American performed an interim impairment test on its goodwill and indefinite-lived intangible assets as a result of the events and circumstances previously discussed due to the impact of COVID-19 on its business. In accordance with ASC 350, for goodwill, American performed a quantitative analysis by using a market approach. Under the market approach, the fair value of the reporting unit was determined based on quoted market prices for equity and the fair value of debt as described in Note 6. The fair value exceeded the carrying value of the reporting unit, and American's $4.1 billion of goodwill was not impaired.
Additionally, in the first quarter of 2020, American performed an interim qualitative impairment test on its $1.8 billion of indefinite-lived intangible assets and determined there was no material impairment.
As discussed above, due to the inherent uncertainties of the current operating environment, American will continue to evaluate its goodwill and indefinite-lived intangible assets for events or circumstances that indicate that their fair values may be lower than their carrying values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

13. Subsequent Events
2013 Revolving Facility, 2014 Revolving Facility and April 2016 Revolving Facility Borrowings
In April 2020, American borrowed $750 million under the 2013 Revolving Facility, $1.5 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility. Following the April 2020 draw, American had no remaining borrowing capacity available under the 2013 Revolving Facility or the April 2016 Revolving Facility and had $110 million in remaining borrowing capacity available under the 2014 Revolving Facility.
Payroll Support Program
On April 20, 2020 (the PSP Closing Date), American, Envoy Air Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA and together with American, Envoy and Piedmont, the Subsidiaries), each a wholly-owned subsidiary of AAG, entered into a Payroll Support Program Agreement (the PSP Agreement) with Treasury, with respect to the Payroll Support Program provided pursuant to the CARES Act. In connection with the Subsidiaries' entry into the PSP Agreement, on the PSP Closing Date, AAG also entered into a Warrant Agreement (the Warrant Agreement) with Treasury, and AAG issued a promissory note to Treasury (the Promissory Note), with the Subsidiaries as guarantors (the Guarantors).
Payroll Support Program Agreement
Pursuant to the PSP Agreement, Treasury is to provide to AAG and the Subsidiaries financial assistance to be paid in installments (each, an Installment) expected to total in the aggregate approximately $5.8 billion. The first Installment, in the amount of approximately $2.9 billion (representing 50% of the current expected total) was disbursed by Treasury on April 21, 2020, and AAG currently anticipates receiving three additional Installments from May to July 2020.
In connection with the Payroll Support Program, AAG and the Subsidiaries are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP Agreement be used exclusively for the continuation of payment of employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits through September 30, 2020, the requirement that certain levels of commercial air service be maintained and the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through September 30, 2021, as well as those that restrict the payment of certain executive compensation until March 24, 2022. The PSP Agreement also imposes substantial reporting obligations on AAG and the Subsidiaries.
Payroll Support Program Promissory Note
As compensation to the U.S. Government for the provision of financial assistance under the PSP Agreement, AAG issued the Promissory Note to Treasury, which provides for AAG's unconditional promise to pay to Treasury the initial principal sum of approximately $842 million, subject to an increase equal to 30% of the amount of each additional Installment disbursed under the PSP Agreement after the PSP Closing Date, and the guarantee of AAG's obligations by the Guarantors. Assuming the total Installments to be paid pursuant to the PSP Agreement aggregate approximately $5.8 billion, the Promissory Note will have a total principal sum of approximately $1.7 billion.
The Promissory Note bears interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the PSP Closing Date and 2.00% plus an interest rate based on the secured overnight financing rate per annum or other benchmark replacement rate consistent with customary market conventions (but not to be less than 0.00%) thereafter until the tenth anniversary of the PSP Closing Date (the Maturity Date), and interest accrued thereon will be payable in arrears on the last business day of March and September of each year, beginning on September 30, 2020. The aggregate principal amount outstanding under the Promissory Note, together with all accrued and unpaid interest thereon and all other amounts payable under the Promissory Note, will be due and payable on the Maturity Date.
AAG may, at any time and from time to time, voluntarily prepay amounts outstanding under the Promissory Note, in whole or in part, without penalty or premium. Within 30 days of the occurrence of certain change of control triggering events, AAG is required to prepay the aggregate outstanding principal amount of the Promissory Note at such time, together with any accrued interest or other amounts owing under the Promissory Note at such time.
The Promissory Note is AAG's senior unsecured obligation and each guarantee of the Promissory Note is the senior unsecured obligation of each of the Guarantors, respectively.
The Promissory Note contains events of default, including cross-default with respect to acceleration or failure to pay at maturity other material indebtedness. Upon the occurrence of an event of default and subject to certain grace periods, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

outstanding obligations under the Promissory Note may, and in certain circumstances will automatically, be accelerated and become due and payable immediately.
Payroll Support Program Warrant Agreement and Warrants
As compensation to the U.S. Government for the provision of financial assistance under the PSP Agreement, and pursuant to the Warrant Agreement, AAG has agreed to issue warrants (each a PSP Warrant and, collectively, the PSP Warrants) to Treasury to purchase up to an aggregate of approximately 13.7 million shares (the Warrant Shares) of AAG common stock. The exercise price of the Warrant Shares is $12.51 per share (which was the closing price of AAG common stock on The Nasdaq Global Select Market on April 9, 2020) (the Exercise Price) subject to certain anti-dilution provisions provided for in the PSP Warrant.
Pursuant to the Warrant Agreement, (a) on the PSP Closing Date, AAG issued to Treasury a PSP Warrant to purchase up to an aggregate of approximately 6.7 million shares of AAG common stock based on the terms described herein and (b) on the date of each increase of the principal amount of the Promissory Note in connection with the disbursement of an additional Installment under the PSP Agreement, AAG will issue to Treasury an additional PSP Warrant for a number of shares of AAG common stock equal to 10% of such increase of the principal amount of the Promissory Note, divided by the Exercise Price. Assuming the total Installments to be paid pursuant to the PSP Agreement aggregate approximately $5.8 billion, the total number of Warrant Shares issuable is approximately 13.7 million, subject to certain anti-dilution provisions, including, among others, for below market issuances and payment of dividends, provided for in the PSP Warrants.
The PSP Warrant does not have any voting rights and is freely transferrable, with registration rights. Each PSP Warrant expires on the fifth anniversary of the date of issuance of such PSP Warrant. The PSP Warrants will be exercisable either through net share settlement or cash, at AAG's option.
The PSP Warrant was issued solely as compensation to the U.S. Government related to entry into the PSP Agreement. No separate proceeds (apart from the financial assistance Installments described above) were received upon issuance of the PSP Warrant or will be received upon exercise thereof.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of AAG and American, but rather updates disclosures made in the 2019 Form 10-K.
Financial Overview
Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While our business performed largely as expected in January and February of 2020, a severe reduction in air travel during March 2020 resulted in our total operating revenues decreasing nearly 20% in the first quarter of 2020 as compared to the first quarter of 2019. While the length and severity of the reduction in demand due to COVID-19 is uncertain, we presently expect the deterioration to increase in the second quarter of 2020 and our results of operations for the remainder of 2020 to be severely impacted.
We have taken aggressive actions to mitigate the effect of COVID-19 on our business including deep capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position. We remain extremely focused on taking all self-help measures available to manage our business during this unprecedented time, consistent with the terms of the financial support we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security (CARES) Act which, among other things, includes obligations regarding minimum air service and restrictions on involuntary workforce actions. See Note 14 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information.
Capacity Reductions
We have significantly reduced our capacity (as measured by available seat miles), with April and May 2020 flying expected to decrease by approximately 80% year-over-year and June 2020 flying expected to decrease by approximately 70% year-over-year. Given the fluidity of the environment, we will continue to evaluate these targets and make further demand-driven adjustments to our capacity as needed.
Fleet
To better align our network with lower passenger demand, we have accelerated the retirement of Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain regional aircraft. These retirements remove complexity from our operation and bring forward cost savings and efficiencies associated with operating fewer aircraft types. See Note 13 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on the accounting for our fleet retirements. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our current fleet and may decide to permanently retire additional aircraft.
Cost Reductions
We are moving quickly to align our costs with our reduced schedule. In aggregate, we estimate that we have reduced our 2020 operating and capital expenditures by more than $12 billion. These savings have been achieved through lower fuel expense and a series of actions, including the capacity reductions and accelerated fleet retirements discussed above as well as reductions in heavy maintenance expense, the deferral of marketing expenditures, consolidation of space at airport facilities and reductions in contractor, event and training expenses. We have also suspended all non-essential hiring, paused non-contractual pay rate increases, reduced executive and board of director compensation and implemented voluntary leave and early retirement programs to reduce our labor costs consistent with our obligations under the CARES Act. In total, nearly 39,000 team members have opted for early retirement, a reduced work schedule or a partially-paid leave status. Our average estimated second quarter 2020 cash burn rate is currently expected to be approximately $70 million per day, and we presently expect this amount to decrease over time to approximately $50 million per day for the month of June 2020 as these cost-savings initiatives gain traction and assuming no material, unforecasted revenue reductions, costs or other events.

Liquidity
At March 31, 2020, we had $6.8 billion in total available liquidity, consisting of $3.6 billion in unrestricted cash and short-term investments and $3.2 billion in undrawn capacity under our revolving credit facilities, of which we borrowed $2.7 billion in April 2020.
During the first quarter of 2020, we completed the following financing transactions (see Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information):

•	refinanced the $1.2 billion 2014 Term Loan Facility at a lower interest rate and extended the maturity from 2021 to 2027;

•	raised $1.0 billion from a 364-day senior secured delayed draw term loan credit facility;

•	issued $500 million in aggregate principal amount of 3.75% unsecured senior notes due 2025 (the 3.75% senior notes) and repaid $500 million of 4.625% unsecured senior notes that matured in March 2020;

•	raised $280 million from aircraft sale-leaseback transactions; and

•	raised $197 million from aircraft financings, of which $17 million was used to repay existing indebtedness.
We have been approved to receive an aggregate of $5.8 billion in financial assistance to be paid in installments through the payroll support program (Payroll Support Program) under the CARES Act of which we received an initial disbursement of $2.9 billion in April 2020 (representing 50% of the current expected total). We currently anticipate receiving three additional installments from May to July 2020. As partial compensation to the U.S. Government for the provision of financial assistance under the Payroll Support Program, we expect to issue an aggregate principal amount of approximately $1.7 billion under a promissory note and warrants to purchase up to 13.7 million shares of AAG common stock (assuming the full $5.8 billion of financial assistance is received). As of the date of this report, the principal amount of this promissory note is $842 million and a warrant to purchase up to 6.7 million shares of AAG common stock has been issued. The principal amount of this promissory note will increase by an amount equal to 30% of each additional installment disbursed under the PSP Agreement, and we will issue a warrant for a number of shares of AAG common stock equal to 10% of each such increase in the principal amount of this promissory note, divided by $12.51 per share (the exercise price per share of such warrants). See Note 14 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on the Payroll Support Program. We also applied for a secured loan from the U.S. Department of the Treasury (Treasury) of approximately $4.75 billion under the CARES Act, which if granted will involve the issuance of additional warrants to purchase approximately 38.0 million shares of AAG common stock. As of the date of this report, the secured loan application has not been acted on. Also, we are permitted to, and will, defer payment of the employer portion of social security taxes through the end of 2020 (with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022). This deferral is expected to provide approximately $300 million in additional liquidity during 2020. Additionally, we have suspended our capital return program, including share repurchases and the payment of future dividends for at least the period that the restrictions imposed by the CARES Act are applicable.
Based on our current forecast, we expect to have approximately $11 billion of liquidity at the end of the second quarter, assuming no material, unforecasted revenue reductions, costs or other events.
We continue to evaluate future financing opportunities and have engaged third-party appraisers to evaluate some of our unencumbered assets. We expect to pledge a portion of these unencumbered assets as collateral for future financings, including as part of the approximately $4.75 billion secured loan we have applied for under the CARES Act.
Certain of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value ratio covenants.
Given the above actions and our assumptions about the future impact of COVID-19 on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings and funds from government assistance to be provided pursuant to the CARES Act) and projected cash flows from operations.

AAG’s First Quarter 2020 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Passenger revenue	$7,681	$9,658	$(1,977)	(20.5)
Cargo revenue	147	218	(71)	(32.7)
Other operating revenue	687	708	(21)	(2.9)
Total operating revenues	8,515	10,584	(2,069)	(19.6)
Mainline and regional aircraft fuel and related taxes	1,784	2,149	(365)	(17.0)
Salaries, wages and benefits	3,140	3,090	50	1.6
Total operating expenses	11,064	10,209	855	8.4
Operating income (loss)	(2,549)	375	(2,924)	nm (2)
Pre-tax income (loss)	(2,890)	245	(3,135)	nm
Income tax provision (benefit)	(649)	60	(709)	nm
Net income (loss)	(2,241)	185	(2,426)	nm

Pre-tax income (loss) – GAAP	$(2,890)	$245	$(3,135)	nm
Adjusted for: Pre-tax net special items (1)	1,442	69	1,373	nm
Pre-tax income (loss) excluding net special items	$(1,448)	$314	$(1,762)	nm

(1)	See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.

(2)	Not meaningful.
Pre-Tax Income (Loss) and Net Income (Loss)
Pre-tax loss and net loss were $2.9 billion and $2.2 billion, respectively, in the first quarter of 2020. This compares to first quarter 2019 pre-tax income and net income of $245 million and $185 million, respectively. The quarter-over-quarter decrease in our pre-tax income was principally driven by lower revenues as a result of a decline in passenger demand and U.S. government travel restrictions related to the outbreak and spread of COVID-19 and an increase in our pre-tax net special items, offset in part by a decrease in fuel costs. See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.
Excluding the effects of pre-tax net special items, pre-tax loss was $1.4 billion in the first quarter of 2020 and pre-tax income was $314 million in the first quarter of 2019. The quarter-over-quarter decrease in our pre-tax income excluding pre-tax net special items was principally driven by lower revenues as described above, offset in part by a decrease in fuel costs.
Revenue
In the first quarter of 2020, we reported total operating revenues of $8.5 billion, a decrease of $2.1 billion, or 19.6%, as compared to the first quarter of 2019. While our business performed largely as expected in January and February of 2020, passenger revenue was $7.7 billion in the first quarter of 2020, a decrease of $2.0 billion, or 20.5%, as compared to the first quarter of 2019 due to severe reductions in air travel during March 2020. The decrease in passenger revenue in the first quarter of 2020 was due to a decline in passenger demand and U.S. government travel restrictions related to COVID-19, resulting in a 17.6% quarter-over-quarter decrease in revenue passenger miles (RPMs) and a 9.5 point decrease in passenger load factor.
Cargo revenue decreased $71 million, or 32.7%, as compared to the first quarter of 2019, primarily due to a 30.2% decrease in cargo ton miles reflecting declines in freight volumes, principally as a result of international schedule reductions.

Other operating revenue decreased $21 million, or 2.9%, as compared to the first quarter of 2019, driven primarily by lower revenue associated with our loyalty program and airport clubs.
Our total revenue per available seat mile (TRASM) was 13.71 cents in the first quarter of 2020, a 13.6% decrease as compared to 15.87 cents in the first quarter of 2019.
Fuel
Our mainline and regional fuel expense totaled $1.8 billion in the first quarter of 2020, which was $365 million, or 17.0%, lower as compared to the first quarter of 2019. This decrease was primarily driven by a 10.1% decrease in the average price per gallon of aircraft fuel including related taxes to $1.83 in the first quarter of 2020 from $2.04 in the first quarter of 2019, as well as a 7.6% decrease in gallons of fuel consumed as a result of lower capacity.
As of March 31, 2020, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Although spot prices for oil and jet fuel are presently very low by historical standards, we do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, the forward curve for the purchase of such products, or hedges related to such products, is very steep, any hedging would potentially require significant capital or collateral to be placed at risk, and our future fuel needs remain unclear due to uncertainties regarding air travel demand. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. In particular, the COVID-19 pandemic has resulted in a very rapid deterioration in general economic conditions.
Our 2020 first quarter total cost per available seat mile (CASM) was 17.82 cents, an increase of 16.3%, from 15.31 cents in the first quarter of 2019. The increase was driven in part by an increase in net special items. See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items. Higher maintenance and depreciation expenses, costs associated with increased regional capacity and lower than planned overall capacity in the first quarter of 2020 due to decreased passenger demand and U.S. government travel restrictions related to COVID-19 also contributed to the increase in CASM.
Our 2020 first quarter CASM excluding net special items and fuel was 12.97 cents, an increase of 9.2%, as compared to the first quarter of 2019. The increase was primarily driven by higher maintenance and depreciation expenses, regional costs and lower than planned capacity in the first quarter of 2020 as described above.
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
The following table presents the reconciliation of pre-tax income (loss) (GAAP measure) to pre-tax income (loss) excluding net special items (non-GAAP measure). Management uses this non-GAAP financial measure to evaluate our current operating performance and to allow for period-to-period comparisons. As net special items may vary from period-to-period in nature and amount, the adjustment to exclude net special items allows management an additional tool to understand our core operating performance.

	Three Months Ended March 31,
	2020	2019
	(In millions)
Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) - GAAP	$(2,890)	$245
Pre-tax net special items (1):
Operating special items, net	1,225	138
Nonoperating special items, net	217	(69)
Total pre-tax net special items	1,442	69
Pre-tax income (loss) excluding net special items	$(1,448)	$314

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

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

	Three Months Ended March 31,
	2020	2019
Reconciliation of Total Operating Costs per Available Seat Mile (CASM) Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses - GAAP	$11,064	$10,209
Operating net special items:
Mainline operating special items, net (1)	(1,132)	(138)
Regional operating special items, net	(93)	—
Fuel:
Aircraft fuel and related taxes - mainline	(1,395)	(1,726)
Aircraft fuel and related taxes - regional	(389)	(423)
Total operating expenses, excluding net special items and fuel	$8,055	$7,922
(In millions)
Total Available Seat Miles (ASM)	62,099	66,674
(In cents)
Total operating CASM	17.82	15.31
Operating net special items per ASM:
Mainline operating special items, net (1)	(1.82)	(0.21)
Regional operating special items, net	(0.15)	—
Fuel per ASM:
Aircraft fuel and related taxes - mainline	(2.25)	(2.59)
Aircraft fuel and related taxes - regional	(0.63)	(0.63)
Total operating CASM, excluding net special items and fuel	12.97	11.88

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019
Revenue passenger miles (millions) (a)	45,171	54,802	(17.6)%
Available seat miles (millions) (b)	62,099	66,674	(6.9)%
Passenger load factor (percent) (c)	72.7	82.2	(9.5	)pts
Yield (cents) (d)	17.00	17.62	(3.5)%
Passenger revenue per available seat mile (cents) (e)	12.37	14.49	(14.6)%
Total revenue per available seat mile (cents) (f)	13.71	15.87	(13.6)%
Aircraft at end of period (g)	1,484	1,564	(5.1)%
Fuel consumption (gallons in millions)	972	1,053	(7.6)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.83	2.04	(10.1)%
Full-time equivalent employees at end of period	131,500	129,800	1.3%
Operating cost per available seat mile (cents) (h)	17.82	15.31	16.3%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenue divided by ASMs.

(f)	Total revenue per available seat mile (TRASM) – Total revenues divided by ASMs.

(g)
Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes 49 regional aircraft that are in temporary storage as follows: 17 Embraer 145, 15 Embraer 175, nine Embraer 140 and eight Bombardier CRJ200 aircraft.

(h)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Passenger	$7,681	$9,658	$(1,977)	(20.5)
Cargo	147	218	(71)	(32.7)
Other	687	708	(21)	(2.9)
Total operating revenues	$8,515	$10,584	$(2,069)	(19.6)

This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Decrease vs. Three Months Ended March 31, 2019
	Three Months Ended March 31, 2020	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$7,681	(17.6)%	(6.9)%	(9.5	)pts	(3.5)%	(14.6)%
Passenger revenue decreased $2.0 billion, or 20.5%, in the first quarter of 2020 from the first quarter of 2019 primarily due to a decline in passenger demand and U.S. government travel restrictions related to COVID-19 resulting in a 17.6% quarter-over-quarter decrease in RPMs and a 9.5 point decrease in passenger load factor.
Cargo revenue decreased $71 million, or 32.7%, in the first quarter of 2020 from the first quarter of 2019 primarily due to a 30.2% decrease in cargo ton miles reflecting declines in freight volumes, principally as a result of international schedule reductions.
Total operating revenues in the first quarter of 2020 decreased $2.1 billion, or 19.6%, from the first quarter of 2019, driven principally by a 20.5% decrease in passenger revenue as described above. TRASM was 13.71 cents in the first quarter of 2020, a 13.6% decrease as compared to 15.87 cents in the first quarter of 2019.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,395	$1,726	$(331)	(19.2)
Salaries, wages and benefits	3,140	3,090	50	1.6
Maintenance, materials and repairs	629	561	68	12.1
Other rent and landing fees	468	503	(35)	(7.1)
Aircraft rent	334	327	7	2.4
Selling expenses	305	370	(65)	(17.7)
Depreciation and amortization	560	480	80	16.7
Mainline operating special items, net	1,132	138	994	nm
Other	1,177	1,251	(74)	(5.9)
Regional expenses:
Aircraft fuel and related taxes	389	423	(34)	(8.1)
Other	1,535	1,340	195	14.6
Total operating expenses	$11,064	$10,209	$855	8.4
Total operating expenses increased $855 million, or 8.4%, in the first quarter of 2020 from the first quarter of 2019. See detailed explanations below relating to changes in total CASM.
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
The major components of our total CASM and our total CASM excluding net special items and fuel for the three months ended March 31, 2020 and 2019 are as follows (amounts may not recalculate due to rounding):

	Three Months Ended March 31,		Percent Increase (Decrease)
	2020	2019
	(In cents, except percentage changes)
Total CASM:
Aircraft fuel and related taxes	2.25	2.59	(13.2)
Salaries, wages and benefits	5.06	4.64	9.1
Maintenance, materials and repairs	1.01	0.84	20.3
Other rent and landing fees	0.75	0.75	(0.2)
Aircraft rent	0.54	0.49	9.9
Selling expenses	0.49	0.56	(11.6)
Depreciation and amortization	0.90	0.72	25.3
Mainline operating special items, net	1.82	0.21	nm
Other	1.89	1.88	1.0
Regional expenses:
Aircraft fuel and related taxes	0.63	0.63	(1.3)
Other	2.47	2.01	23.0
Total CASM	17.82	15.31	16.3
Mainline operating special items, net	(1.82)	(0.21)	nm
Regional operating special items, net	(0.15)	—	nm
Aircraft fuel and related taxes:
Aircraft fuel and related taxes - mainline	(2.25)	(2.59)	(13.2)
Aircraft fuel and related taxes - regional	(0.63)	(0.63)	(1.3)
Total CASM, excluding net special items and fuel	12.97	11.88	9.2
Significant changes in the components of total CASM are as follows:

•
Mainline aircraft fuel and related taxes per ASM decreased 13.2% in the first quarter of 2020 as compared to the first quarter of 2019 due to a 10.5% decrease in gallons consumed and a 9.7% decrease in the average price per gallon of fuel including related taxes to $1.83 in the first quarter of 2020 from $2.02 in the first quarter of 2019.

•
Salaries, wages and benefits per ASM increased 9.1% in the first quarter of 2020 as compared to the first quarter of 2019, primarily due to an 8.8% decrease in capacity as a result of a decline in passenger demand and U.S. government travel restrictions related to COVID-19.

•
Maintenance, materials and repairs per ASM increased 20.3% in the first quarter of 2020 as compared to the first quarter of 2019, due to an 8.8% decrease in capacity as described above as well as an increase in the volume of aircraft engine and component part repairs in the first quarter of 2020.

•	Aircraft rent per ASM increased 9.9% in the first quarter of 2020 as compared to the first quarter of 2019, primarily due to an 8.8% decrease in capacity as described above.

•
Selling expenses per ASM decreased 11.6% in the first quarter of 2020 as compared to the first quarter of 2019 primarily due to lower commission expense and credit card fees driven by the overall decrease in revenues.

•
Depreciation and amortization per ASM increased 25.3% in the first quarter of 2020 as compared to the first quarter of 2019 due in part to an 8.8% decrease in capacity as described above as well as accelerated depreciation for certain aircraft and related equipment expected to be retired earlier than planned. Depreciation associated with facility improvements also contributed to the increase.

•
Regional aircraft fuel and related taxes per ASM decreased 1.3% in the first quarter of 2020 as compared to the first quarter of 2019 primarily due to a 12.1% decrease in the average price per gallon of fuel including related taxes to $1.86 in the first quarter of 2020 from $2.12 in the first quarter of 2019. This decrease was offset in part by a 4.5% increase in gallons of fuel consumed, principally due to increased regional capacity.

•
Regional other operating expenses per ASM increased 23.0% in the first quarter of 2020 as compared to the first quarter of 2019 primarily driven by a 6.7% increase in regional capacity and $93 million of regional operating net special items described below.

Operating Special Items, Net

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fleet impairment (1)	$744	$—
Labor contract expenses (2)	218	—
Severance expenses (3)	205	—
Mark-to-market adjustments on bankruptcy obligations, net (4)	(50)	—
Fleet restructuring expenses (5)	—	83
Merger integration expenses	—	37
Other operating charges, net	15	18
Mainline operating special items, net	1,132	138
Regional operating special items, net (6)	93	—
Total operating special items, net	$1,225	$138

(1)
Fleet impairment primarily includes a $676 million non-cash write-down of aircraft and spare parts and $68 million in write-offs of right-of-use (ROU) assets and lease return costs associated with our mainline fleet, principally Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft, which are being retired earlier than previously planned as a result of the decline in demand for air travel due to COVID-19. See Note 13 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information related to these charges.

(2)
Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers (the TWU-IAM Association) for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

(3)
Severance expenses principally include salary and medical costs associated with certain team members who opted in to a voluntary early retirement program offered as a result of reductions to our operation due to COVID-19.

(4)	Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

(5)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.

(6)
Regional operating special items, net primarily includes an $88 million non-cash write-down of regional aircraft, principally certain Embraer 140 and certain Bombardier CRJ200 aircraft, which are being retired earlier than previously planned as a result of the decline in demand for air travel due to COVID-19. See Note 13 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information related to this charge.

Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Interest income	$21	$33	$(12)	(35.8)
Interest expense, net	(257)	(271)	14	(5.0)
Other income (expense), net	(105)	108	(213)	nm
Total nonoperating expense, net	$(341)	$(130)	$(211)	nm
In the first quarter of 2020, other nonoperating expense, net included $180 million of net special charges principally for mark-to-market unrealized losses primarily associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines) and certain treasury rate lock derivative instruments, offset in part by $108 million of non-service related pension and other postretirement benefit plan income.
In the first quarter of 2019, other nonoperating income, net included $69 million of net special credits principally for mark-to-market unrealized gains primarily associated with our equity investment in China Southern Airlines and $46 million of non-service related pension and other postretirement benefit plan income.
The increase in non-service related pension and other postretirement benefit plan income in the first quarter of 2020 as compared to the first quarter of 2019 is principally due to an increase in the expected return on pension plan assets.
Income Taxes
In the first quarter of 2020, we recorded an income tax benefit of $649 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Passenger	$7,681	$9,658	$(1,977)	(20.5)
Cargo	147	218	(71)	(32.7)
Other	686	705	(19)	(2.6)
Total operating revenues	$8,514	$10,581	$(2,067)	(19.5)
Passenger revenue decreased $2.0 billion, or 20.5%, in the first quarter of 2020 from the first quarter of 2019 primarily due to a decline in passenger demand and U.S. government travel restrictions related to COVID-19 resulting in a quarter-over-quarter decrease in RPMs and passenger load factor.
Cargo revenue decreased $71 million, or 32.7%, in the first quarter of 2020 from the first quarter of 2019 primarily due to a decrease in cargo ton miles reflecting declines in freight volumes, principally as a result of international schedule reductions.
Total operating revenues in the first quarter of 2020 decreased $2.1 billion, or 19.5%, from the first quarter of 2019, driven principally by a 20.5% decrease in passenger revenue as described above.

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,395	$1,726	$(331)	(19.2)
Salaries, wages and benefits	3,138	3,089	49	1.6
Maintenance, materials and repairs	629	561	68	12.1
Other rent and landing fees	468	503	(35)	(7.1)
Aircraft rent	334	327	7	2.4
Selling expenses	305	370	(65)	(17.7)
Depreciation and amortization	560	480	80	16.7
Mainline operating special items, net	1,132	138	994	nm
Other	1,198	1,251	(53)	(4.2)
Regional expenses:
Aircraft fuel and related taxes	389	423	(34)	(8.1)
Other	1,502	1,368	134	9.8
Total operating expenses	$11,050	$10,236	$814	8.0
Total operating expenses increased $814 million, or 8.0%, in the first quarter of 2020 from the first quarter of 2019.
Significant changes in the components of American's total operating expenses are as follows:

•
Mainline aircraft fuel and related taxes decreased 19.2% in the first quarter of 2020 as compared to the first quarter of 2019 due to a 10.5% decrease in gallons consumed and a 9.7% decrease in the average price per gallon of fuel including related taxes to $1.83 in the first quarter of 2020 from $2.02 in the first quarter of 2019.

•
Maintenance, materials and repairs increased 12.1% in the first quarter of 2020 as compared to the first quarter of 2019, primarily due to an increase in the volume of aircraft engine and component part repairs in the first quarter of 2020.

•
Selling expenses decreased 17.7% in the first quarter of 2020 as compared to the first quarter of 2019 primarily due to lower commission expense and credit card fees driven by the overall decrease in revenues.

•
Depreciation and amortization increased 16.7% in the first quarter of 2020 as compared to the first quarter of 2019 due in part to accelerated depreciation for certain aircraft and related equipment expected to be retired earlier than planned. Depreciation associated with facility improvements also contributed to the increase.

•
Regional aircraft fuel and related taxes decreased 8.1% in the first quarter of 2020 as compared to the first quarter of 2019 primarily due to a 12.1% decrease in the average price per gallon of fuel including related taxes to $1.86 in the first quarter of 2020 from $2.12 in the first quarter of 2019. This decrease was offset in part by a 4.5% increase in gallons of fuel consumed, principally due to increased regional capacity.

•
Regional other operating expenses increased 9.8% in the first quarter of 2020 as compared to the first quarter of 2019 primarily driven by an increase in regional capacity and $93 million of regional operating net special items described below.

Operating Special Items, Net

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fleet impairment (1)	$744	$—
Labor contract expenses (2)	218	—
Severance expenses (3)	205	—
Mark-to-market adjustments on bankruptcy obligations, net (4)	(50)	—
Fleet restructuring expenses (5)	—	83
Merger integration expenses	—	37
Other operating charges, net	15	18
Mainline operating special items, net	1,132	138
Regional operating special items, net (6)	93	—
Total operating special items, net	$1,225	$138

(1)
Fleet impairment primarily includes a $676 million non-cash write-down of aircraft and spare parts and $68 million in write-offs of ROU assets and lease return costs associated with American's mainline fleet, principally Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft, which are being retired earlier than previously planned as a result of the decline in demand for air travel due to COVID-19. See Note 12 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for further information related to these charges.

(2)
Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the TWU-IAM Association for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

(3)
Severance expenses principally include salary and medical costs associated with certain team members who opted in to a voluntary early retirement program offered as a result of reductions to American's operation due to COVID-19.

(4)	Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.

(5)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.

(6)
Regional operating special items, net primarily includes an $88 million non-cash write-down of regional aircraft, principally certain Embraer 140 and certain Bombardier CRJ200 aircraft, which are being retired earlier than previously planned as a result of the decline in demand for air travel due to COVID-19. See Note 12 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for further information related to this charge.

Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Interest income	$104	$127	$(23)	(17.5)
Interest expense, net	(260)	(277)	17	(6.0)
Other income (expense), net	(105)	109	(214)	nm
Total nonoperating expense, net	$(261)	$(41)	$(220)	nm
In the first quarter of 2020, other nonoperating expense, net included $180 million of net special charges principally for mark-to-market unrealized losses primarily associated with American's equity investment in China Southern Airlines and certain treasury rate lock derivative instruments, offset in part by $108 million of non-service related pension and other postretirement benefit plan income.
In the first quarter of 2019, other nonoperating income, net included $69 million of net special credits principally for mark-to-market unrealized gains primarily associated with American's equity investment in China Southern Airlines and $46 million of non-service related pension and other postretirement benefit plan income.
The increase in non-service related pension and other postretirement benefit plan income in the first quarter of 2020 as compared to the first quarter of 2019 is principally due to an increase in the expected return on pension plan assets.
Income Taxes
American is part of the AAG consolidated income tax return.
In the first quarter of 2020, American recorded an income tax benefit of $628 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
As of March 31, 2020, AAG had approximately $6.8 billion in total available liquidity and $157 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Cash	$474	$280	$464	$267
Short-term investments	3,102	3,546	3,100	3,543
Undrawn revolving credit facilities	3,243	3,243	3,243	3,243
Total available liquidity	$6,819	$7,069	$6,807	$7,053
Given the actions we have taken in response to COVID-19 and our assumptions about its future impact on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings and funds from government assistance to be provided pursuant to the CARES Act) and projected cash flows from operations.
Share Repurchase Programs and Cash Dividends
During the three months ended March 31, 2020, we repurchased 6.4 million shares of AAG common stock for $145 million at a weighted average cost per share of $22.77.
In January 2020, our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of February 5, 2020 and paid on February 19, 2020, totaling $43 million.
We have suspended our capital return program, including share repurchases and the payment of future dividends. In connection with our receipt of financial support under the Payroll Support Program, we agreed not to repurchase shares of or make dividend payments in respect of AAG common stock through September 30, 2021. If we receive a secured loan from Treasury pursuant to the CARES Act, we will be prohibited from repurchasing shares of AAG common stock through the date that is one year after such secured loan is fully repaid.

Certain Covenants
Certain of our debt financing agreements (including our term loans, revolving credit facilities and spare engine EETCs) contain loan to value ratio covenants and require us to appraise the related collateral annually. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold or the value of the appraised collateral fails to meet a specified threshold, as the case may be, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing collateral coverage tests. Additionally, certain of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash used in operating activities was $168 million for the first quarter of 2020 as compared to net cash provided by operating activities of $1.7 billion for the first quarter of 2019. The $1.8 billion quarter-over-quarter decrease in operating cash flows was primarily due to a net loss in the first quarter of 2020 driven by lower revenues as a result of declining passenger demand and U.S. government travel restrictions related to COVID-19.
Investing Activities
Our net cash used in investing activities was $162 million and $480 million for the first quarter of 2020 and 2019, respectively.
Our principal investing activities in the first quarter of 2020 included expenditures of $845 million for property and equipment, including five Airbus 321neo aircraft, three Embraer 175 aircraft and three Bombardier CRJ900 aircraft. These cash outflows were offset in part by $417 million in net sales of short-term investments and $280 million of proceeds from aircraft sale-leaseback transactions.
Our principal investing activities in the first quarter of 2019 included expenditures of $1.3 billion for property and equipment, including seven Embraer 175 aircraft, four Boeing 737 MAX aircraft, two Boeing 787 Family aircraft and two Airbus 321neo aircraft. These cash outflows were offset in part by $481 million in net sales of short-term investments and $352 million of proceeds from aircraft sale-leaseback transactions.
Financing Activities
Our net cash provided by financing activities was $526 million for the first quarter of 2020 as compared to net cash used in financing activities of $1.1 billion for the first quarter of 2019.
Our principal financing activities in the first quarter of 2020 included $1.7 billion in proceeds from the issuance of debt, including $1.0 billion provided under the senior secured delayed draw term loan credit facility, $500 million aggregate principal amount of 3.75% senior notes and $197 million in other aircraft financings. These cash inflows were offset in part by $926 million primarily in scheduled debt repayments, including repayment of $500 million of 4.625% senior notes, $171 million in share repurchases and $43 million in dividend payments.
Our principal financing activities in the first quarter of 2019 included $849 million in scheduled debt repayments, $608 million in share repurchases and $46 million in dividend payments. These cash outflows were offset in part by $400 million in proceeds from the issuance of debt for the financing of certain aircraft.
American
Operating Activities
American’s net cash used in operating activities was $401 million for the first quarter of 2020 as compared to net cash provided by operating activities of $956 million for the first quarter of 2019. The $1.4 billion quarter-over-quarter decrease in operating cash flows was primarily due to a net loss in the first quarter of 2020 driven by lower revenues as a result of declining passenger demand and U.S. government travel restrictions related to COVID-19.

Investing Activities
American’s net cash used in investing activities was $147 million and $438 million for the first quarter of 2020 and 2019, respectively.
American’s principal investing activities in the first quarter of 2020 included expenditures of $829 million for property and equipment, including five Airbus 321neo aircraft, three Embraer 175 aircraft and three Bombardier CRJ900 aircraft. These cash outflows were offset in part by $417 million in net sales of short-term investments and $280 million of proceeds from aircraft sale-leaseback transactions.
American’s principal investing activities in the first quarter of 2019 included expenditures of $1.3 billion for property and equipment, including seven Embraer 175 aircraft, four Boeing 737 MAX aircraft, two Boeing 787 Family aircraft and two Airbus 321neo aircraft. These cash outflows were offset in part by $481 million in net sales of short-term investments and $352 million of proceeds from aircraft sale-leaseback transactions.
Financing Activities
American’s net cash provided by financing activities was $747 million for the first quarter of 2020 as compared to net cash used in financing activities of $455 million for the first quarter of 2019.
American’s principal financing activities in the first quarter of 2020 included $1.2 billion in proceeds from the issuance of debt, including $1.0 billion provided under the senior secured delayed draw term loan credit facility and $197 million in other aircraft financings, offset in part by $426 million primarily in scheduled debt repayments.
American’s principal financing activities in the first quarter of 2019 included $849 million in scheduled debt repayments. These cash outflows were offset in part by $400 million in proceeds from the issuance of debt for the financing of certain aircraft.
Commitments
Significant Indebtedness
As of March 31, 2020, AAG had $24.7 billion in long-term debt, including current maturities of $3.4 billion. As of March 31, 2020, American had $23.4 billion in long-term debt, including current maturities of $3.4 billion. During the three months ended March 31, 2020, there have been no material changes in our significant indebtedness as discussed in our 2019 Form 10-K, except as discussed in Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of March 31, 2020, we had definitive purchase agreements with Airbus, Boeing and Embraer for the acquisition of the following mainline and regional aircraft (1):

	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter	Total
Airbus
A320 Family (2)	13	10	30	8	22	20	103
Boeing
737 MAX Family (3)	17	9	10	—	—	40	76
787 Family	11	10	—	6	6	13	46
Embraer
E175	6	5	—	—	—	—	11
Total	47	34	40	14	28	73	236

(1)
Delivery schedule represents our best estimate as of the date of this report. Actual delivery dates are subject to change based on many potential factors including production delays by the manufacturer.

(2)
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new Airbus aircraft imported from Europe. Effective March 18, 2020, this tariff rate increased to 15%. We continue to take every effort to mitigate the effect of these tariffs on our Airbus deliveries. See Part II, Item 1A. Risk Factors - “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.”

(3)
On March 13, 2019, a directive from the Federal Aviation Administration (FAA) grounded all U.S.-registered Boeing 737 MAX aircraft. Our fleet currently includes 24 Boeing 737 MAX aircraft with an additional 76 on order. We have removed all Boeing 737 MAX aircraft flying from our flight schedule through August 17, 2020 and continue to assess this timeline. In addition, we have not taken delivery of any Boeing 737 MAX Family aircraft since the grounding. The extent of the delay to the scheduled deliveries of the Boeing 737 MAX aircraft included in the table above is expected to be impacted by the length of time the FAA order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA order, among other factors. The above table reflects our estimate of future Boeing 737 MAX aircraft deliveries based on information currently available to us; however, the actual delivery schedule may differ from the table above, potentially materially.

We also have agreements for 32 spare engines to be delivered in 2020 and beyond.
We currently have financing commitments in place for all aircraft on order and scheduled to be delivered through 2020 with the exception of two Boeing 737 MAX Family aircraft and four Airbus 320 Family aircraft. Additionally, we have financing commitments in place for 22 aircraft scheduled to be delivered in 2021: 10 Boeing 787 Family aircraft, seven Boeing 737 MAX Family aircraft and five Embraer 175 aircraft. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions, including in some cases, on our acquisition of the aircraft by a certain date and the lifting of the grounding directive from the FAA of the Boeing 737 MAX aircraft by a certain date and (2) the performance by the counterparty providing such financing commitments of its obligations thereunder. We do not have financing commitments in place for the remaining 12 aircraft scheduled to be delivered in 2021. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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
There have been no material changes in our off-balance sheet arrangements as discussed in our 2019 Form 10-K.
Labor Contracts
On March 26, 2020, a new five-year joint collective bargaining agreement was ratified between us and the TWU-IAM Association. The new agreement will significantly increase the cost of providing compensation and benefits to our mainline maintenance and fleet service team members.

Contractual Obligations
The following table provides details of our future cash contractual obligations as of March 31, 2020 (in millions). Except to the extent set forth in the applicable accompanying footnotes, the table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$1,895	$3,362	$1,576	$4,097	$1,546	$10,926	$23,402
Interest obligations (b), (c)	583	629	545	471	372	889	3,489
Finance lease obligations	106	128	132	110	116	171	763
Aircraft and engine purchase commitments (d)	993	608	1,864	1,538	2,573	4,853	12,429
Operating lease commitments	1,485	1,990	1,817	1,632	1,253	4,574	12,751
Regional capacity purchase agreements (e)	796	1,105	1,052	1,025	1,037	3,280	8,295
Minimum pension obligations (f)	—	686	607	618	654	413	2,978
Retiree medical and other postretirement benefits	18	18	18	17	29	265	365
Other purchase obligations (g)	1,949	2,618	1,180	486	248	1,095	7,576
Total American Contractual Obligations	$7,825	$11,144	$8,791	$9,994	$7,828	$26,466	$72,048

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	5	2	752	2	2	516	1,279
Interest obligations (b)	49	58	39	20	20	13	199
Operating lease commitments	12	16	14	9	5	19	75
Minimum pension obligations (f)	—	7	4	4	5	13	33
Total AAG Contractual Obligations	$7,891	$11,227	$9,600	$10,029	$7,860	$27,027	$73,634

(a)
Amounts represent contractual amounts due. Excludes $221 million and $12 million of unamortized debt discount, premium and issuance costs as of March 31, 2020 for American and AAG Parent, respectively. For additional information, see Note 6 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.

(b)	For variable-rate debt, future interest obligations are estimated using the current forward rates at March 31, 2020.

(c)
Includes $11.7 billion of future principal payments and $2.2 billion of future interest payments as of March 31, 2020, related to EETCs associated with mortgage financings of certain aircraft and spare engines.

(d)
See "Aircraft and Engine Purchase Commitments" in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about the firm commitment aircraft delivery schedule, in particular the footnotes to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our current best estimate, including with respect to the delivery of Boeing 737 MAX and Embraer 175 aircraft; however, the actual delivery schedule may differ from the table above, potentially materially. Additionally, the amounts in the table exclude 21 787-8 aircraft to be delivered in 2020 and 2021 for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.

(e)
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

(f)
Includes minimum pension contributions based on actuarially determined estimates as of December 31, 2019 and is based on estimated payments through 2029. Pursuant to the CARES Act passed in March 2020, minimum required pension contributions to be made in the calendar year 2020 can be deferred to January 1, 2021, with interest accruing from the original due date to the new payment date. We expect to defer our $196 million 2020 minimum required contribution to January 1, 2021.

(g)	Includes purchase commitments for aircraft fuel, construction projects, flight equipment maintenance and information technology support.
Capital Raising Activity and Other Possible Actions
In light of the cash needs imposed by the current operating losses due to reduced demand in response to COVID-19 as well as our significant financial commitments related to, among other things, new flight equipment, the servicing and amortization of existing debt and equipment leasing arrangements, and future pension funding obligations, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations (if any) and these sources, however, may not be sufficient to cover our cash obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks (in particular the ongoing global outbreak of COVID-19), natural disasters or other causes could reduce the demand for air travel, which would reduce the amount of cash generated by operations. See Part II, Item 1A. Risk Factors – "The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity" for additional discussion. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance or similar liquidity requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements. See Note 6 and Note 4 to AAG's and American's Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
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
Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2019 Form 10-K and Note 13 and Note 12 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
Recent Accounting Pronouncement
Accounting Standards Update (ASU) 2016-13: Financial Instruments – Credit Losses (Topic 326)
This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. We adopted this accounting standard prospectively as of January 1, 2020, and it did not have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG and American’s Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2019 Form 10-K except as updated below.
Aircraft Fuel
As of March 31, 2020, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Although spot prices for oil and jet fuel are presently very low by historical standards, we do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, the forward curve for the purchase of such products, or hedges related to such products, is very steep, any hedging would potentially require significant capital or collateral to be placed at risk, and our future fuel needs remain unclear due to uncertainties regarding air travel demand. Based on our 2020 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2020 annual fuel expense by $30 million.
Foreign Currency
We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated transactions. Our largest exposure comes from the British pound sterling, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. We do not currently have a foreign currency hedge program.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest bearing investments. If annual interest rates increase 100 basis points, based on our March 31, 2020 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $105 million and annual interest income on short-term investments would increase by approximately $35 million.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of March 31, 2020, we had $10.7 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of March 31, 2020 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
For the quarter ended March 31, 2020, there have been no changes in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Chapter 11 Cases. On November 29, 2011, AMR Corporation (AMR), American, and certain of AMR’s other direct and indirect domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan). On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan and completed the acquisition of US Airways Group, Inc. (US Airways Group) by AMR (the Merger).
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. We are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. In the first quarter of 2020, 2.2 million shares of AAG common stock were distributed from the Disputed Claims Reserve. After giving effect to this distribution, as of March 31, 2020, the Disputed Claims Reserve held 4.8 million shares of AAG common stock.
Private Party Antitrust Action Related to Passenger Capacity. We, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, were named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were consolidated in the Federal District Court for the District of Columbia (the DC Court). On June 15, 2018, we reached a settlement agreement with the plaintiffs in the amount of $45 million to resolve all class claims in the U.S. lawsuits. That settlement was approved by the DC Court on May 13, 2019, however three parties who objected to the settlement have appealed that decision to the United States Court of Appeals for the District of Columbia. We believe these appeals are without merit and intend to vigorously defend against them.
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
Pension Benefits Action. On December 11, 2018, a lawsuit captioned Torres, et al. v. American Airlines, Inc., The Employee Benefits Committee and John/Jane Does 1-5, was filed in the United States District Court for the Northern District of Texas. The plaintiffs in this lawsuit purport to represent a class consisting of all participants in and beneficiaries under any of the four American defined benefit pension plans who elected to receive an optional form of benefit other than a lump sum distribution of a participant’s vested benefit. Under the Employee Retirement Income Security Act, participants covered by defined benefit plans accrue retirement benefits in the form of a single life annuity payable upon retirement on a monthly basis until the employee’s death, and may elect certain alternative forms of benefit payments. Plaintiffs contend that the mortality tables used by American for purposes of calculations related to these alternative forms of benefits are outdated and that more recent mortality tables would have provided more generous benefits and should have been used to make those calculations. The court has denied our motion to dismiss the complaint. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity.
The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our business, operations and financial condition to an unprecedented extent. Measures ranging from travel restrictions, “shelter in place” and quarantine orders, limitations on public gatherings to cancellation of public events and many others have resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material deterioration in demand, we have taken a number of aggressive actions to ameliorate our business, operations and financial condition. We have focused on reducing our capacity, making structural changes to our fleet, implementing cost reductions, preserving cash and improving our overall liquidity position. We have reduced our system-wide capacity and will continue to monitor conditions and to proactively evaluate and adjust our schedule to match demand. Additionally, we have determined to retire certain mainline aircraft earlier than planned including Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft, which we expect will allow us to be more efficient by reducing the number of sub-fleets we operate. We have moved quickly to attempt to align our costs with our reduced schedule and made other cost-saving initiatives (including reductions in heavy maintenance expense, the deferral of marketing expenditures and reductions in contractor, event and training expenses and management compensation). Nonetheless, we are presently incurring significant negative cash flow and we expect this circumstance to continue until there is a significant recovery in demand for air travel. The duration and severity of the COVID-19 pandemic remain uncertain, and there can be no assurance that these actions will suffice to sustain our business and operations through this pandemic.
We have taken and will take additional actions to improve our financial position, including measures to improve liquidity, such as obtaining financial assistance under the CARES Act. We expect to receive approximately $5.8 billion from Treasury through the Payroll Support Program. In connection with the financial assistance we have received and expect to receive under this legislation, we will be required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through September 30, 2020; the requirement that certain levels of commercial air service be maintained; provisions prohibiting the repurchase of AAG’s common stock and the payment of common stock dividends through September 30, 2021; and restrictions on the payment of certain executive compensation until March 24, 2022. Additionally, under the Payroll Support Program, we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. If we receive a secured loan from the U.S. Treasury Department pursuant to the CARES Act, the stock repurchase, dividend and executive compensation restrictions will remain in place through the date that is one year after such secured loan is fully repaid. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts.

We may also pursue the issuance of additional unsecured and secured debt securities, equity securities and equity-linked securities, the sale of assets and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature, could result in the incurrence of significant additional indebtedness and could impose significant covenants and restrictions to which we are not currently subject. The measures we have taken to reduce our expenditures and to improve our liquidity, and any other strategic actions that we may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and we will not be permitted to take certain strategic actions, such as prescribed levels of furloughs and lay-offs or reductions in capacity as a result of the restrictions imposed by the CARES Act, which could result in a material adverse effect on our business, operating results and financial condition.
The full extent of the ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, many of which are outside our control, including the effectiveness of the mitigation strategies discussed above, the duration and spread of COVID-19, including any recurrence of the pandemic, and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, the impact on demand and capacity which could result from government mandates on air service including, for instance, any requirement for passengers to wear masks while traveling or have their temperature checked or have administered other tests or examinations prior to entering an airport or boarding an airplane, or which would limit the number of seats that can be occupied on an aircraft to allow for social distancing, the impact of COVID-19 on the financial health and operations of our business partners and future governmental actions, all of which are highly uncertain and cannot be predicted.
In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could adversely impact our business, financial condition and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.
Downturns in economic conditions could adversely affect our business.
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our business. In particular, the ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels are expected to have a severe and prolonged effect on the global economy generally and, in turn, is expected to depress demand for air travel into the foreseeable future. Due to the uncertainty surrounding the duration and severity of this pandemic, we can provide no assurance as to when and at what pace demand for air travel will return to pre-pandemic levels, if at all. Accordingly, we cannot predict the ultimate impact of COVID-19 on our business, financial condition and results of operations. See also “The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our and other airlines’ business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity” and “The airline industry is intensely competitive and dynamic.”
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates continued significant investments related to modernizing our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of March 31, 2020, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2020-2024 would be approximately $8.4 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements, in particular given the severe decline in revenue we have experienced as a result of COVID-19. If needed to meet our liquidity needs, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed and contemplated in response to the impact of COVID-19; our non-investment grade credit rating; market conditions; the availability of assets to use as collateral for loans or other indebtedness, which has been reduced as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced as we continue to seek significant additional liquidity; and the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry in particular. Accordingly, we will need substantial financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If we are unable to arrange such financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft and engines or may seek to negotiate deferrals for such aircraft and engines with the applicable aircraft and engine manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
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
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on our business, we currently anticipate that it will be necessary to obtain a significant amount of additional financing in the near-term from a variety of sources. Such financing may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities, the sale of assets as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature, could result in the incurrence of significant additional indebtedness and could impose significant covenants and restrictions to which we are not currently subject. In particular, in connection with the financial assistance we have received and expect to receive through the Payroll Support and Loan Programs under the CARES Act, we will be required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through September 30, 2020; the requirement that certain levels of commercial air service be maintained; provisions prohibiting the repurchase of AAG common stock and the payment of common stock dividends through September 30, 2021; and restrictions on the payment of certain executive compensation until March 24, 2022. Additionally, under the Payroll Support Program we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. Moreover, as a result of the recent financing activities we have undertaken in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on us as we continue to seek additional liquidity.
The obligations discussed above, including those imposed as a result of the CARES Act and any additional financings we may be required to undertake as a result of the impact of COVID-19, could also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of March 31, 2020, we had $10.7 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Among other things, the CARES Act imposes significant restrictions on executive compensation which, assuming we receive a secured loan from the U.S. Treasury Department, will remain in place through the date that is one year after such secured loan is fully repaid. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries which may present retention challenges in the case of executives presented with alternative, non-airline opportunities. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.

The airline industry is intensely competitive and dynamic.
Our competitors include other major domestic airlines and foreign, regional and new entrant airlines, as well as joint ventures formed by some of these airlines, many of which have more financial or other resources and/or lower cost structures than ours, as well as other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one low-cost carrier (including so-called ultra-low-cost carriers). Our revenues are sensitive to the actions of other carriers in many areas including pricing, scheduling, capacity, amenities, loyalty benefits and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses (such as the current one caused by the COVID-19 pandemic), as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability.
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
We provide air travel internationally, directly as well as through joint business, alliance, codeshare and similar arrangements to which we are a party. While our network is comprehensive, compared to some of our key global competitors, we generally have somewhat greater relative exposure to certain regions (for example, Latin America) and somewhat lower relative exposure to others (for example, China). Our financial performance relative to our key competitors will therefore be influenced significantly by macro-economic conditions in particular regions around the world and the relative exposure of our network to the markets in those regions, including the duration of declines in demand for travel to specific regions as a result of the continuing outbreak of COVID-19 and the speed with which demand for travel to these regions returns.
In providing international air transportation, we compete to provide scheduled passenger and cargo service between the U.S. and various overseas locations with U.S. airlines, foreign investor-owned airlines and foreign state-owned or state-affiliated airlines. Competition is increasing from foreign state-owned and state-affiliated airlines in the Gulf region. These carriers have large numbers of international widebody aircraft in service and on order and are increasing service to the U.S. from locations both in and outside the Middle East. Service to and from locations outside of the Middle East is provided by some of these carriers under so-called “fifth freedom” rights permitted under international treaties which allow service to and from stopover points between an airline’s home country and the ultimate destination. Such flights, such as a stopover in Europe on flights to the United States, allow the carrier to sell tickets for travel between the stopover point and the United States in competition with service provided by us. We believe these state-owned and state-affiliated carriers in the Gulf region, including their affiliated carriers, benefit from significant government subsidies, which have allowed them to grow quickly, reinvest in their product and expand their global presence.
Our international service exposes us to foreign economies and the potential for reduced demand when any foreign country we serve suffers adverse local economic conditions or if governments restrict commercial air service to or from any of these markets. For example, the COVID-19 pandemic has resulted in a precipitous decline in demand for air travel, in particular international travel, in part as a result of the imposition by the U.S. and foreign governments of restrictions on travel from certain regions. In addition, open skies agreements, which are now in place with a substantial number of countries around the world, provide international airlines with open access to U.S. markets, potentially subjecting us to increased competition on our international routes. See also “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.”

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
American has established a transatlantic joint business agreement (JBA) with British Airways, Iberia and Finnair, a transpacific JBA with Japan Airlines and a JBA relating to Australia and New Zealand with Qantas Airways, each of which has been granted antitrust immunity. The transatlantic JBA relationship benefits from a grant of antitrust immunity from the Department of Transportation (DOT) and was reviewed by the European Commission (EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick (LGW) airports. The commitments accepted by the EC are binding for 10 years. In October 2018, in anticipation of the exit of the United Kingdom from the European Union (EU), commonly referred to as Brexit, and the expiry of the EC commitments in July 2020, the United Kingdom Competition and Markets Authority (CMA) opened an investigation into the transatlantic JBA. We continue to fully cooperate with the CMA. An application for antitrust immunity is also pending with the DOT to add Aer Lingus, which is owned by the parent company of British Airways and Iberia, to the transatlantic JBA. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those agreements. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented, or whether or not regulators will, or if granted continue to, approve or impose material conditions on our business activities.
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

•	changes in consumer preferences, perceptions, spending patterns and demographic trends;

•	changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations, and other factors;

•	actual or potential disruptions to the United States National Airspace System (the ATC system);

•	increases in costs of safety, security, and environmental measures;

•	outbreaks of diseases that affect travel behavior; and

•	weather and natural disasters, including increases in frequency, severity or duration of such disasters, and related costs caused by more severe weather due to climate change.

In particular, an outbreak of a contagious disease such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus, COVID-19 or any other similar illness, if it were to become associated with air travel or persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. See also "The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity.” As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.
Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity.
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business and thus is a significant factor in the price of airline tickets. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Although spot prices for oil and jet fuel are presently very low by historical standards, we do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, the forward curve for the purchase of such products, or hedges related to such products, is very steep, any hedging would potentially require significant capital or collateral to be placed at risk, and our future fuel needs remain unclear due to uncertainties regarding air travel demand. Accordingly, as of March 31, 2020, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices and, while the price of fuel has been at historically low levels during the COVID-19 pandemic, there is no assurance that it will remain so and any increase in fuel prices, coupled with the severe reduction in demand we are experiencing, during the COVID-19 pandemic will materially affect our business in an adverse manner. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”

Union disputes, employee strikes and other labor-related disruptions, or our inability to otherwise maintain labor costs at competitive levels may adversely affect our operations and financial performance.
Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements (CBAs) generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB). For the dates that the CBAs with our major work groups become amendable under the RLA, see Part I, Item 1. Business – “Employees and Labor Relations” in our 2019 Form 10-K.
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
None of the unions representing our employees presently may lawfully engage in concerted slowdowns or refusals to work, such as strikes, sick-outs or other similar activity, against us. Nonetheless, there is a risk that employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. Additionally, some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. If successful, there is a risk these arbitral avenues could result in material additional costs that we did not anticipate. See also Part I, Item 1. Business – “Employees and Labor Relations” in our 2019 Form 10-K.

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

Moreover, the outbreak and spread of COVID-19 have adversely impacted consumer perceptions of the health and safety of travel, and in particular airline travel, and these negative perceptions could continue even after the pandemic subsides. Actual or perceived risk of infection on our flights could have a material adverse effect on the public's perception of us, which could harm our reputation and business. We have taken various measures to reassure our team members and the traveling public of the safety of air travel, including the provision of protective equipment and enhanced cleaning procedures onboard aircraft and in airports. We expect that we will continue to incur COVID-19 related costs as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers. However, we cannot assure that these or any other actions we might take in response to COVID-19 will be sufficient to restore the confidence of consumers in the safety of air travel.
We are at risk of losses and adverse publicity stemming from any public incident involving our company, our people or our brand, including any accident or other public incident involving our personnel or aircraft, or the personnel or aircraft of our regional, codeshare or joint business operators.
In a modern world where news can be captured and travel rapidly, we are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. Such an incident could involve the actual or alleged behavior of any of our more than 131,000 employees. Further, if our personnel, one of our aircraft, a type of aircraft in our fleet, or personnel of, or an aircraft that is operated under our brand by, one of our regional operators or an airline with which we have a marketing alliance, joint business or codeshare relationship, were to be involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our personnel, one of our aircraft (or personnel and aircraft of our regional operators and our codeshare partners), or a type of aircraft fleet could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition.
Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the Transportation Security Administration, the Department of Homeland Security and several of their respective international counterparts have issued regulations and a number of other directives, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.
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
DOT consumer rules, and rules promulgated by certain analogous agencies in other countries we serve, dictate procedures for customer handling during long onboard delays, further regulate airline interactions with passengers, including passengers with disabilities, through the ticketing process, at the airport, and onboard the aircraft, and require disclosures concerning airline fares and ancillary fees such as baggage fees. Other DOT rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international airlines. In 2020, the DOT is expected to implement a number of new regulations that will impact us, including disability rules for accessible lavatories and refunds for checked bag fees in the event of certain delays in delivery.

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

•	restrictions on competitive practices (for example, court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);

•	the adoption of new passenger security standards or regulations that impact customer service standards;

•	restrictions on airport operations, such as restrictions on the use of slots at airports or the auction or reallocation of slot rights currently held by us;

•	the adoption of more restrictive locally-imposed noise restrictions; and

•	restrictions on travel or special guidelines regarding aircraft occupancy or hygiene related to COVID-19.
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
Any significant reduction in air traffic capacity at and in the airspace serving key airports in the U.S. or overseas could have a material adverse effect on our business, results of operations and financial condition. In addition, the ATC system is not successfully modernizing to meet the growing demand for U.S. air travel. Air traffic controllers rely on outdated procedures and technologies that routinely compel airlines to fly inefficient routes or take significant delays on the ground. The ATC system’s inability to manage existing travel demand has led government agencies to implement short-term capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions of air traffic. The outdated technologies also cause the ATC system to be less resilient in the event of a failure. For example, an automation failure and an evacuation, in 2015 and 2017, respectively, at the Washington Air Route Control Center resulted in cancellations and delays of hundreds of flights traversing the greater Washington, D.C. airspace.
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
Further, our business has been adversely impacted when government agencies have ceased to operate as expected including due to partial shut-downs, sequestrations or similar events and the COVID-19 pandemic. These events have resulted in, among other things, reduced demand for air travel, an actual or perceived reduction in ATC and security screening resources and related travel delays, as well as disruption in the ability of the FAA to grant required regulatory approvals, such as those that are involved when a new aircraft is first placed into service.
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
Brexit occurred on January 31, 2020 under the terms of the agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the EU and the European Atomic Energy Community (the Withdrawal Agreement). There will now be a transition period during which the United Kingdom and the EU will seek to negotiate an agreement governing their future relationship, including in relation to air services. Under the Withdrawal Agreement, this transition period is scheduled to end on December 31, 2020, with a potential extension of up to two years, although the United Kingdom government has passed legislation preventing any such extension of the transition period. We face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. During the transition period, our current air services may continue as we currently conduct them. However, Brexit will mandate further modification in the current regulatory regime, including in relation to commercial air service. The precise scope of traffic rights between the EU and the United Kingdom remains uncertain and therefore the continuation of our current services, and those of our partners, is not assured and could be subject to disruption. During the transition period, the United Kingdom and the EU will seek to implement a new air services agreement. We cannot predict the terms of any such successor air services agreement or whether changes in the relationship between the United Kingdom and the EU, including whether or not an agreement governing their future relationship is reached before the end of the transition period, could materially adversely affect our business, results of operations and financial condition. More generally, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations.
We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.
We operate a global business with significant operations outside of the U.S. Our current international activities and prospects have been and in the future could be adversely affected by government policies, reversals or delays in the opening of foreign markets, increased competition in international markets, the performance of our alliance, joint business and codeshare partners in a given market, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. In particular, the outbreak and global spread of COVID-19 has severely impacted the demand for international travel and has resulted in the imposition of significant governmental restrictions on commercial air service to or from certain regions. We have responded by suspending a significant majority of our international flights through at least June 2020 and have announced plans to delay the introduction of certain new international routes. We can provide no assurance as to when such restrictions will be eased or lifted, when demand for international travel will return to pre-pandemic levels, if at all, or whether certain international destinations we previously served will be economical in the future. Fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency.
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
Brexit occurred on January 31, 2020 under the terms of the Withdrawal Agreement. There will now be a transition period during which the United Kingdom and the EU will seek to negotiate an agreement governing their future relationship, including in relation to air services. Under the Withdrawal Agreement, this transition period is scheduled to end on December 31, 2020, with a potential extension of up to two years, although the United Kingdom government has passed legislation preventing any such extension of the transition period. We face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. During the transition period, our current air services may continue as we currently conduct them. The precise scope of traffic rights between the EU and the United Kingdom remains uncertain and therefore the continuation of our current services, and those of our partners, is not assured and could be subject to disruption. During the transition period, the United Kingdom and the EU will seek to implement a new air services agreement. We cannot predict the terms of any such successor air services agreement or whether changes in the relationship between the United Kingdom and the EU, including whether or not an agreement governing their future relationship is reached before the end of the transition period, could materially adversely affect our business, results of operations and financial condition.
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
There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions, including carbon dioxide (CO2). In particular, the International Civil Aviation Organization is in the process of adopting rules, including the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), that will require American to limit the CO2 emissions of a significant majority of our international flights to a baseline level equal to our 2019-2020 average emissions from such flights.
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
In the event that CORSIA does not come into force as expected, American and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that will often affect global competitors differently and frequently offer no meaningful aviation environmental improvements. Concerns over climate change are likely to result in continued attempts by municipal, state, regional, and federal agencies to adopt requirements or change business environments related to aviation that, if successful, may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs to regulate domestic GHG emissions. Finally, certain airports have adopted, and others could in the future adopt, GHG emission or climate-neutral goals that could impact our operations or require us to make changes or investments in our infrastructure.
All such climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offset credits, or otherwise incur additional costs related to our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.
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
The success of our business depends on, among other things, effectively managing the number and types of aircraft we operate. If, for any reason, we are unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have negative impacts on our business, results of operations and financial condition. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to our schedule, thereby reducing revenues. If new aircraft orders are not filled on a timely basis, we could face higher financing and operating costs than planned. In addition, if the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency, safety and reliability, we could face higher financing and operating costs than planned and our business, results of operations and financial condition could be adversely impacted. For instance, in March 2019, the FAA grounded all Boeing 737 MAX aircraft, including the 24 aircraft in our fleet. For the duration of the Boeing 737 MAX grounding, we have been unable to take delivery of the Boeing 737 MAX aircraft we have on order from Boeing and have in some instances been required to extend the service lives of older, less efficient aircraft and delay service that we planned to offer. Further, deliveries of Boeing 737 MAX aircraft have remained suspended following the grounding, and Boeing is not currently manufacturing new 737 MAX aircraft. Depending on the ultimate duration of the grounding, various Boeing 737 MAX aircraft financings and financing commitments we previously obtained may be terminated and, as a result, we may be required to obtain alternate financing and financing commitments for these aircraft, which may not be available on terms and conditions as favorable as the previously obtained financings and financing commitments. Further, once the grounding has been lifted, we are likely to be subject to training requirements. Boeing has recommended that pilots receive special flight simulator training before operating the Boeing 737 MAX aircraft, and although the FAA is ultimately responsible for establishing training requirements for operating the Boeing 737 MAX, such additional training would further delay the aircraft’s return to service and impose restrictions on our ability to optimize our fleet. This and other operational requirements and uncertainties regarding the timing of the delivery of Boeing 737 MAX aircraft we have on order and how rapidly we will be able to take delivery of and integrate such Boeing 737 MAX aircraft into our fleet could potentially result in further significant constraints on our operating efficiency, capacity and growth plans. In addition, the timing of the 737 MAX’s recertification and return to service, and the resumption of deliveries, could be significantly impacted by the COVID-19 pandemic.

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
A significant portion of our regional operations are conducted by third-party operators on our behalf, substantially all of which are provided for under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain skilled personnel, including pilots and mechanics, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Several of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of skilled personnel and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. In particular, the significant decline in demand for air travel resulting from the COVID-19 pandemic and related governmental restrictions on travel have materially impacted demand for services provided by our regional carriers and, as a result, we have significantly reduced our regional capacity and expect to maintain these reduced levels of capacity for the foreseeable future. We expect the disruption to services resulting from the COVID-19 pandemic to adversely affect our regional operators, some of whom may experience significant financial stress, declare bankruptcy or otherwise cease to operate. We may also experience disruption to our regional operations or incur financial damages if we terminate the capacity purchase agreement with one or more of our current operators or transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.
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
In light of constraints on existing facilities, there is presently a significant amount of capital spending underway at major airports in the United States, including large projects underway at a number of airports where we have significant operations, such as Chicago O'Hare International Airport (ORD), Los Angeles International Airport (LAX), LaGuardia Airport (LGA) and Ronald Reagan Washington National Airport (DCA). This spending is expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover their investments through increased rental, landing and other facility costs. In some circumstances, such costs could be imposed by the relevant airport authority without our approval. Accordingly, our operating costs are expected to increase significantly at many airports at which we operate, including a number of our hubs and gateways, as a result of capital spending projects currently underway and additional projects that we expect to commence over the next several years.
In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports we serve are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the DOT and the FAA currently regulate the allocation of slots or slot exemptions at DCA and two New York City airports: John F. Kennedy International Airport and LGA. Our operations at these airports generally require the allocation of slots or similar regulatory authority. In addition to slot restrictions, operations at DCA and LGA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,250 and 1,500 miles, respectively. Similarly, our operations at LHR, international airports in Beijing, Frankfurt, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Airline Trade Association Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. Due to the dramatic reduction in air travel resulting from the COVID-19 pandemic, we are in many instances relying on exemptions granted by applicable authorities from the requirement that we continuously use certain slots, gates and routes or risk having such operating rights revoked, and we cannot predict whether such exemptions will continue to be granted or whether we ultimately could be at risk of losing valuable operating rights. We cannot provide any assurance that regulatory changes regarding the allocation of slots, the continued enforcement of a perimeter rule or similar regulatory authority will not have a material adverse impact on our operations.
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
We operate principally through our hubs and gateways in Charlotte, Chicago, Dallas/Fort Worth, London Heathrow, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate at or fly into one of these locations. A significant interruption or disruption in service at one of our hubs, gateways or other airports where we have a significant presence, resulting from air traffic control delays, weather conditions, natural disasters, growth constraints, performance by third-party service providers (such as electric utility or telecommunications providers), failure of computer systems, disruptions at airport facilities or other key facilities used by us to manage our operations (such as occurred in the United Kingdom at LGW on December 20, 2018 and LHR on January 8, 2019 due to unauthorized drone activity), labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition. We have limited control, particularly in the short term, over the operation, quality or maintenance of many of the services on which our operations depend and over whether vendors of such services will improve or continue to provide services that are essential to our business.
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
A corporation’s ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50 percent during a rolling three-year period). In 2013, we experienced an ownership change in connection with our emergence from bankruptcy and US Airways Group experienced an ownership change in connection with the Merger. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $7.3 billion of unlimited NOL still remaining at December 31, 2019) of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules are determined not to apply, our ability to utilize such federal NOL Carryforwards may be subject to limitation. In addition, under the Loan Program of the CARES Act, a government acquisition of warrants, stock options, common or preferred stock or other equity acquired in relation to the program does not result in an ownership change for purposes of section 382. This exception does not apply for companies issuing warrants, stock options, common or preferred stock or other equity pursuant to the Payroll Support Program and accordingly will not apply to the warrants issued by us under that program. Substantially all of our remaining federal NOL Carryforwards attributable to US Airways Group and its subsidiaries are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.
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
An important part of our strategy to expand our network has been to expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in one recent instance involving China Southern Airlines, by making a significant equity investment in another airline in connection with initiating such a commercial relationship. We may explore similar non-controlling investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies. In addition, as a result of the global spread of COVID-19, the industry has experienced a precipitous decline in demand for air travel both internationally and domestically, which is expected to continue into the foreseeable future and could materially disrupt the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the expansion of existing relationships. These events could have a material adverse effect on our business, results of operations and financial condition.
If our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity.
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these credit card processing companies, under certain conditions (including, with respect to certain agreements, our failure to maintain certain levels of liquidity), to hold an amount of our cash (a holdback) equal to some or all of the advance ticket sales that have been processed by that credit card processor, but for which we have not yet provided the air transportation. Additionally, such credit card processing companies may require cash or other collateral reserves to be established. These credit card processing companies are not currently entitled to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. In light of the effect COVID-19 is having on demand for air travel and, in turn, capacity, we have seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the near future. Requests for refunds may reduce our liquidity and risk triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash or other collateral with the credit card processing companies in respect of advance ticket sales. The imposition of holdback requirements, up to and including 100% of relevant advanced ticket sales, would materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition. For example, we maintain certain letters of credit, insurance- and surety-related agreements under which counterparties may require collateral, including cash collateral.
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
Future impairment of goodwill or other long-lived assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. There can be no assurance that a material impairment charge of goodwill or tangible or intangible assets will be avoided. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines, including as a result of significant or prolonged declines in demand for air travel and corresponding reductions to capacity. In the first quarter of 2020, we recorded an $815 million impairment charge associated with our decision to retire certain mainline aircraft, principally Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft, earlier than previously planned as a result of the decline in demand for air travel due to COVID-19. We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our flight schedules and business. Such impairment charges could have a material adverse effect on our business, results of operations and financial condition.
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

•
expectations regarding our capital deployment program, including any existing or potential future share repurchase programs and any future dividend payments that may be declared by our Board of Directors, or any determination to cease repurchasing stock or paying dividends (which we have suspended for an indefinite period in accordance with the applicable requirements under the CARES Act);

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	changes in our key personnel;

•
public sales of a substantial number of shares of AAG common stock or issuances of AAG common stock upon the exercise or conversion of restricted stock unit awards, stock appreciation rights, or other securities that may be issued from time to time, including warrants we have or will issue in connection with our receipt of funds under the CARES Act;

•	increases or decreases in reported holdings by insiders or other significant stockholders; and

•	fluctuations in trading volume.
We have ceased making repurchases of our common stock and paying dividends on our common stock as required by the CARES Act. Following the end of those restrictions, if we do decide to make repurchases of or pay dividends on our common stock, we cannot guarantee that we will continue to do so or that our capital deployment program will enhance long-term stockholder value. Our capital deployment program could increase the volatility of the price of our common stock and diminish our cash reserves.
Since July 2014, as part of our capital deployment program, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of March 31, 2020, there was $420 million of remaining authority to repurchase shares under our current $2.0 billion share repurchase program. In connection with our receipt of payroll support under the CARES Act, we agreed not to repurchase shares of AAG common stock through September 30, 2021. If we receive a secured loan from the U.S. Treasury Department pursuant to the CARES Act, we will be prohibited from repurchasing shares of AAG common stock through the date that is one year after such secured loan is fully repaid. If we determine to make any share repurchases in the future, such repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended again at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements, such as the requirements of the CARES Act and other relevant factors. Our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
Our Board of Directors commenced declaring quarterly cash dividends in July 2014 as part of our capital deployment program. In connection with our receipt of payroll support under the CARES Act, we agreed not to pay dividends on AAG common stock through September 30, 2021. If we receive a secured loan from the U.S. Treasury Department pursuant to the CARES Act, we will be prohibited from paying dividends on AAG common stock through the date that is one year after such secured loan is fully repaid. If we determine to make any dividends in the future, such dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued again at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
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
Our Certificate of Incorporation and Bylaws include significant provisions that limit voting and ownership and disposition of our equity interests, as described in Part II, Item 5. Market for American Airlines Group's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities - "Ownership Restrictions" in our 2019 10-K. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In April 2018, we announced that our Board of Directors authorized a $2.0 billion share repurchase program that will expire on December 31, 2020. Since July 2014, our Board of Directors has approved seven share repurchase programs aggregating $13.0 billion of authority. As of March 31, 2020, there was $420 million of remaining authority to repurchase shares under our current $2.0 billion share repurchase program. In connection with our receipt of financial support under the Payroll Support Program, we agreed not to repurchase shares of AAG common stock through September 30, 2021.
The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended March 31, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
January 2020	1,129,820	$27.47	1,129,820	$534
February 2020	2,912,400	$25.61	2,912,400	$460
March 2020	2,335,805	$16.96	2,335,805	$420
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

4.1
Indenture, dated as of February 25, 2020, by and among American Airlines Group Inc., the Guarantor (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG's Current Report on Form 8-K filed on February 26, 2020 (Commission File No. 1-8400)).

4.2	Form of 3.75% Senior Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG's Current Report on Form 8-K filed on February 26, 2020 (Commission File No. 1-8400)).
4.3	Warrant Agreement, dated as of April 20, 2020, between American Airlines Group, Inc. and the United States Department of the Treasury.
4.4	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.3).
10.1	Supplemental Agreement No. 14, dated as of February 24, 2020, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company.*
10.2	Supplemental Agreement No. 15, dated as of March 16, 2020, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company.*
10.3
Eighth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of January 29, 2020, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto.

10.4
Credit and Guaranty Agreement, dated as of March 18, 2020, among American Airlines, Inc., as the borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, Citibank N.A., as administrative agent and collateral agent and certain other parties thereto.*

10.5	Payroll Support Program Agreement, dated as of April 20, 2020, between American Airlines, Inc. and the United States Department of the Treasury.
10.6
Promissory Note, dated as of April 20, 2020, issued by American Airlines Group Inc. in the name of the United States Department of the Treasury and guaranteed by American Airlines, Inc., Envoy Air Inc., Piedmont Airlines, Inc. and PSA Airlines, Inc.

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

American Airlines Group Inc.

Date: April 30, 2020	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: April 30, 2020	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)