Form 10-Q
period 2020-06-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2020-07-23
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2020

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
As of July 17, 2020, there were 508,561,163 shares of American Airlines Group Inc. common stock outstanding.
As of July 17, 2020, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2020

General
This report is filed by American Airlines Group Inc. (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this report to “we,” “us,” “our,” the “Company” and similar terms refer to AAG and its consolidated subsidiaries. References in this report to “mainline” refer to the operations of American only and exclude regional operations.
Glossary of Terms
For the convenience of the reader, the definitions of certain capitalized industry and other terms used in this report have been consolidated into a Glossary beginning on page 3.
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
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part II, Item 1A. Risk Factors and elsewhere in this report. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. In particular, the consequences of the coronavirus outbreak to economic conditions and the travel industry in general and our financial position and operating results in particular have been material, are changing rapidly, and cannot be predicted. We do not assume any obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such statements other than as required by law. Forward-looking statements speak only as of the date of this report or as of the dates indicated in the statements.

GLOSSARY OF TERMS
“2013 Credit Agreement” means the Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015, among American, AAG, the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and certain other parties thereto, as amended.
“2013 Revolving Facility” means the $750 million revolving credit facility provided for by the 2013 Credit Agreement.
“2013 Term Loan Facility” means the $1.9 billion term loan facility provided for under the 2013 Credit Agreement.
“2014 Credit Agreement” means the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015, among American, AAG, the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto, as amended.
“2014 Credit Facilities” means the 2014 Revolving Facility and the 2014 Term Loan Facility provided for by the 2014 Credit Agreement.
“2014 Revolving Facility” means the $1.6 billion revolving credit facility provided for by the 2014 Credit Agreement.
“2014 Term Loan Facility” means the $1.3 billion term loan facility provided for by the 2014 Credit Agreement.
“2016 JFK Bonds” means special facility revenue bonds issued on behalf of American by NYTDC in June 2016.
“2019 Form 10-K” means AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2019.
“2020 JFK Bonds” means the approximately $360 million of special facility revenue bonds issued on behalf of American by NYTDC in June 2020.
“3.75% senior notes” mean 3.75% senior notes due 2025 with an aggregate principal amount of $500 million.
“5.000% senior notes” means the 5.000% notes due in 2022 with an aggregate principal amount of $750 million.
“AAdvantage” means the AAdvantage® frequent flyer program.
“AAG”, “we”, “us”, “our” and similar terms means American Airlines Group Inc. and its consolidated subsidiaries.
“Air Transport Pilot’s certificate” means a commercial pilot’s license in the U.S.
“American” means American Airlines, Inc., a wholly-owned subsidiary of AAG.
“American Eagle” means our regional carriers, including our wholly-owned regional carriers Envoy, PSA and Piedmont, as well as third-party regional carriers including Mesa, Republic and SkyWest.
“AMR” or “AMR Corporation” means AMR Corporation and is used to reference AAG during the period of time prior to its emergence from Chapter 11 and the Merger.
“AMT” means alternative minimum tax.
“AOCI” means accumulated other comprehensive income (loss).
“April 2016 Credit Agreement” means the Credit and Guaranty Agreement, dated as of April 29, 2016, among American, AAG, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent, and certain other parties thereto, as amended.
“April 2016 Credit Facilities” means the April 2016 Revolving Facility and April 2016 Term Loan Facility provided for by the 2016 Credit Agreement.
“April 2016 Revolving Facility” means the $450 million revolving credit facility provided for by the April 2016 Credit Agreement.
“April 2016 Term Loan Facility” means the $1,000 million term loan facility provided for by the April 2016 Credit Agreement.
“ASC” means the FASB Accounting Standards Codification.
“ASC 350” means the FASB Accounting Standards Codification relating to “Intangibles - Goodwill and Other”.

“ASM” means available seat mile and is a basic measure of production. One ASM represents one seat flown one mile.
“ASU” means Accounting Standards Update.
“ATC” means air traffic control.
“ATC system” means the U.S. National Airspace System.
“Bankruptcy Court” means the United States Bankruptcy Court for the Southern District of New York.
“Base Indenture” means the indenture, dated as of June 25, 2020, between AAG and Wilmington Trust, National Association as trustee.
“Bylaws” means AAG’s Amended and Restated Bylaws, as amended.
“CARES Act” means the Coronavirus Air, Relief, and Economic Security Act, as amended.
“CASM” means operating cost per available seat mile and is equal to operating expenses divided by ASMs.
“CBAs” means collective bargaining agreements.
“CEO” means Chief Executive Officer.
“CFO” means Chief Financial Officer.
“Chapter 11 Cases” means the voluntary petitions for relief filed on November 29, 2011 by the Debtors.
“China Southern Airlines” means China Southern Airlines Company Limited.
“CMA” means the United Kingdom Competition and Markets Authority.
“CO2” means carbon dioxide.
“Code” means the Internal Revenue Code of 1986, as amended.
“Company” means AAG and its consolidated subsidiaries.
“Convertible Notes” means AAG’s 6.50% convertible senior notes due 2025.
“CORSIA” means the Carbon Offsetting and Reduction Scheme for International Aviation.
“COVID-19” means coronavirus.
“DCA” means Ronald Reagan Washington National Airport.
“DC Court” means the Federal District Court for the District of Columbia.
“Debtors” means AMR, American, and certain of AMR’s other direct and indirect domestic subsidiaries.
“December 2016 Credit Agreement” means the Credit and Guaranty Agreement dated as of December 15, 2016, among American, AAG, the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto, as amended.
“December 2016 Credit Facilities” means the revolving credit facility that may be established under the December 2016 Credit Agreement and December 2016 Term Loan Facility provided for by the December 2016 Credit Agreement.
“December 2016 Term Loan Facility” means the $1.2 billion term loan facility provided for under the December 2016 Credit Agreement.
“Delayed Draw Term Loan Credit Facility” means the Credit and Guaranty Agreement dated as of March 18, 2020, among American, AAG, the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto, as amended.

“Disputed Claims Reserve” means a reserve established by the Bankruptcy Court, pursuant to the Plan, to hold shares of AAG common stock for issuance to disputed claimholders at the Effective Date.
“DOT” means the U.S. Department of Transportation.
“EC” means the European Commission.
“EETC” means enhanced equipment trust certificate.
“Effective Date” means December 9, 2013.
“Eighth Amendment” means the Eighth Amendment to the 2014 Credit Agreement.
“Envoy” means Envoy Air Inc.
“EPS” means earnings (loss) per common share.
“EU” means European Union.
"EWR" means Newark Liberty International Airport.
“Exchange Act” means Securities Exchange Act of 1934, as amended.
“Exercise Price” means $12.51 per share, pursuant to the Warrant Agreement.
“FAA” means Federal Aviation Administration.
“GAAP” means generally accepted accounting principles in the U.S.
“GDSs” means global distribution systems.
“GHG” means greenhouse gas.
“Guarantors” means the Subsidiaries as guarantors pursuant to the PSP Promissory Note.
“Holdback” means an amount of cash held by our credit card processors in certain circumstances (including, with respect to certain agreements, our failure to maintain certain levels of liquidity).
“IAM” means International Association of Machinists & Aerospace Workers.
“IAM Pension Fund” means the IAM National Pension Fund.
“Indenture” means the Base Indenture together with the Supplemental Indenture.
“Installment” means the financial assistance payment, in installments, by Treasury pursuant to the PSP agreement.
“JBAs” means joint business agreements.
“JFK” means John F. Kennedy International Airport.
“LAX” means Los Angeles International Airport.
“LGA” means LaGuardia Airport.
“LGW” or “London Gatwick” means London Gatwick Airport.
“LHR” or “London Heathrow” means London Heathrow Airport.
“LIBOR” means the London interbank offered rate for deposits of U.S. dollars.
“Mainline” means the operations of American and excludes regional operations.
“Maturity Date” means the tenth anniversary of the PSP Closing Date.
“Merger” means the merger of US Airways Group and AMR Corporation on December 9, 2013.

“Mesa” means Mesa Airlines, Inc.
“NMB” means National Mediation Board.
“NOL Carryforwards” means a deduction in any taxable year for net operating losses carried over from prior taxable years.
“NOLs” means net operating losses.
“NYTDC” means the New York Transportation Development Corporation.
“ORD” means Chicago O’Hare International Airport.
“OTAs” means online travel agents.
“Passenger load factor” means the percentage of available seats that are filled with revenue passengers.
“Payroll Support Program” means the payroll support program under the CARES Act.
“PEB” means Presidential Emergency Board.
“Piedmont” means Piedmont Airlines, Inc.
“Plan” means the Debtors’ fourth amended joint plan of reorganization.
“PRASM” means passenger revenue per available seat mile and is equal to passenger revenues divided by ASMs.
“PSA” means PSA Airlines, Inc.
“PSP Agreement” means the Payroll Support Program Agreement entered into by the Subsidiaries with Treasury on the PSP Closing Date.
“PSP Closing Date” means April 20, 2020.
"PSP Financial Assistance" means the portion of financial assistance received from Treasury pursuant to the PSP Agreement that is not allocated to the PSP Warrants or PSP Promissory Note.
“PSP Promissory Note” means the promissory note issued to Treasury in connection with the Payroll Support Program.
“PSP Warrants” means the warrants issued or to be issued to Treasury pursuant to the Warrant Agreement.
“Republic” means Republic Airline Inc.
“RLA” means Railway Labor Act.
“ROU” means right-of-use.
“RPM” or “RPMs” means revenue passenger mile or miles and is a basic measure of sales volume. One RPM represents one passenger flown one mile.
“SEC” means Securities and Exchange Commission.
“Section 382” means Section 382 of the Internal Revenue Code.
“Securities Act” means Securities Act of 1933, as amended.
“Senior Secured Notes” means the 11.75% senior secured notes due in 2025 with an aggregate principal amount of $2.5 billion.
“SkyWest” means SkyWest Airlines, Inc.
“Slots” means landing and take-off rights and authorizations, as required by certain airports.
“Subsidiaries” means each of AAG's wholly-owned subsidiaries, PSA, American, Envoy and Piedmont.

“Supplemental Indenture” means the first supplemental indenture of the Base Indenture, dated as of June 25, 2020, among AAG, American Airlines and the Trustee with regards to the 6.50% convertible senior notes.
“Terminal” means the passenger terminal facility used by American at JFK.
“TRASM” means the total revenue per available seat mile and is equal to the total revenues divided by total mainline and third-party regional carrier ASMs.
“Treasury” means the U.S. Department of the Treasury.
“Trustee” means the Wilmington Trust, National Association as trustee.
“TWU-IAM Association” means Transport Workers Union and International Association of Machinists & Aerospace Workers.
“US Airways” means US Airways, Inc.
“US Airways Group” means US Airways Group, Inc. and its consolidated subsidiaries.
“USTR” means the Office of the U.S. Trade Representative.
“Warrant Agreement” means the agreement entered into between AAG and Treasury in connection with the PSP Agreement, pursuant to which AAG will issue PSP Warrants to Treasury to purchase up to an aggregate of approximately 13.7 million shares of AAG common stock.
“Warrant Shares” means up to approximately 13.7 million shares of AAG common stock which Treasury will have the right to purchase pursuant to PSP Warrants issued by AAG in accordance with the Warrant Agreement.
“Withdrawal Agreement” means the agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the European Union and the European Atomic Energy Community.
“WTO” means World Trade Organization.
“Yield” means a measure of airline revenue derived by dividing passenger revenue by RPMs.

PART I: FINANCIAL INFORMATION
This report on Form 10-Q is filed by both AAG and American and includes the Condensed Consolidated Financial Statements of each company in Item 1A and Item 1B, respectively.

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues:
Passenger	$1,108	$11,011	$8,788	$20,669
Cargo	130	221	277	439
Other	384	728	1,072	1,436
Total operating revenues	1,622	11,960	10,137	22,544
Operating expenses:
Aircraft fuel and related taxes	217	1,995	1,612	3,722
Salaries, wages and benefits	2,538	3,200	5,679	6,290
Regional expenses	801	1,886	2,724	3,648
Maintenance, materials and repairs	287	575	915	1,136
Other rent and landing fees	315	535	783	1,039
Aircraft rent	334	334	669	661
Selling expenses	43	401	348	771
Depreciation and amortization	499	489	1,059	969
Special items, net	(1,494)	121	(362)	259
Other	568	1,271	1,744	2,521
Total operating expenses	4,108	10,807	15,171	21,016
Operating income (loss)	(2,486)	1,153	(5,034)	1,528
Nonoperating income (expense):
Interest income	10	35	31	68
Interest expense, net	(254)	(275)	(512)	(546)
Other income (expense), net	71	(31)	(34)	78
Total nonoperating expense, net	(173)	(271)	(515)	(400)
Income (loss) before income taxes	(2,659)	882	(5,549)	1,128
Income tax provision (benefit)	(592)	220	(1,241)	281
Net income (loss)	$(2,067)	$662	$(4,308)	$847

Earnings (loss) per common share:
Basic	$(4.82)	$1.49	$(10.08)	$1.89
Diluted	$(4.82)	$1.49	$(10.08)	$1.88
Weighted average shares outstanding (in thousands):
Basic	428,807	445,008	427,260	448,479
Diluted	428,807	445,587	427,260	449,508
Cash dividends declared per common share	$—	$0.10	$0.10	$0.20
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(2,067)	$662	$(4,308)	$847
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(4)	(18)	(131)	(34)
Investments	21	—	(1)	3
Total other comprehensive income (loss), net of tax	17	(18)	(132)	(31)
Total comprehensive income (loss)	$(2,050)	$644	$(4,440)	$816
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$462	$280
Short-term investments	9,351	3,546
Restricted cash and short-term investments	539	158
Accounts receivable, net	879	1,750
Aircraft fuel, spare parts and supplies, net	1,653	1,851
Prepaid expenses and other	905	621
Total current assets	13,789	8,206
Operating property and equipment
Flight equipment	38,672	42,537
Ground property and equipment	9,386	9,443
Equipment purchase deposits	1,786	1,674
Total property and equipment, at cost	49,844	53,654
Less accumulated depreciation and amortization	(16,493)	(18,659)
Total property and equipment, net	33,351	34,995
Operating lease right-of-use assets	8,323	8,737
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $724 and $704, respectively	2,049	2,084
Deferred tax asset	1,725	645
Other assets	1,216	1,237
Total other assets	9,081	8,057
Total assets	$64,544	$59,995
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$2,575	$2,861
Accounts payable	1,175	2,062
Accrued salaries and wages	1,518	1,541
Air traffic liability	5,119	4,808
Loyalty program liability	2,354	3,193
Operating lease liabilities	1,804	1,708
Other accrued liabilities	3,455	2,138
Total current liabilities	18,000	18,311
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	28,698	21,454
Pension and postretirement benefits	6,019	6,052
Loyalty program liability	6,608	5,422
Operating lease liabilities	6,972	7,421
Other liabilities	1,416	1,453
Total noncurrent liabilities	49,713	41,802
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 508,556,154 shares issued and outstanding at June 30, 2020; 428,202,506 shares issued and outstanding at December 31, 2019	5	4
Additional paid-in capital	5,377	3,945
Accumulated other comprehensive loss	(6,463)	(6,331)
Retained earnings (deficit)	(2,088)	2,264
Total stockholders’ deficit	(3,169)	(118)
Total liabilities and stockholders’ equity (deficit)	$64,544	$59,995
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(1,076)	$2,387
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,233)	(2,323)
Proceeds from sale-leaseback transactions	376	518
Proceeds from sale of property and equipment	148	19
Purchases of short-term investments	(7,936)	(2,201)
Sales of short-term investments	2,131	1,611
Increase in restricted short-term investments	(386)	(2)
Other investing activities	(61)	(35)
Net cash used in investing activities	(6,961)	(2,413)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	9,464	2,589
Payments on long-term debt and finance leases	(2,477)	(1,781)
Proceeds from issuance of equity	1,527	—
Deferred financing costs	(84)	(23)
Treasury stock repurchases	(173)	(625)
Dividend payments	(43)	(90)
Net cash provided by financing activities	8,214	70
Net increase in cash and restricted cash	177	44
Cash and restricted cash at beginning of period	290	286
Cash and restricted cash at end of period (1)	$467	$330

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$421	$708
Settlement of bankruptcy obligations	56	7
Payroll Support Program Warrants	55	—
Deferred financing costs paid through issuance of debt	17	—
Property and equipment acquired through finance leases	—	4
Supplemental information:
Interest paid, net	501	559
Income taxes paid	2	4

(1)	The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$462	$319
Restricted cash included in restricted cash and short-term investments	5	11
Total cash and restricted cash	$467	$330

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2019	$4	$3,945	$(6,331)	$2,264	$(118)
Net loss	—	—	—	(2,241)	(2,241)
Other comprehensive loss, net	—	—	(149)	—	(149)
Purchase and retirement of 6,378,025 shares of AAG common stock	—	(145)	—	—	(145)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(44)	(44)
Issuance of 1,062,052 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	56	—	—	56
Share-based compensation expense	—	18	—	—	18
Balance at March 31, 2020	4	3,861	(6,480)	(21)	(2,636)
Net loss	—	—	—	(2,067)	(2,067)
Other comprehensive income, net	—	—	17	—	17
Payroll Support Program Warrants	—	55	—	—	55
Equity component of convertible debt issued, net of tax and offering costs	—	320	—	—	320
Issuance of 85,215,000 shares of AAG common stock pursuant to a public stock offering, net of offering costs	1	1,112	—	—	1,113
Issuance of 454,621 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(2)	—	—	(2)
Share-based compensation expense	—	31	—	—	31
Balance at June 30, 2020	$5	$5,377	$(6,463)	$(2,088)	$(3,169)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2018	$5	$4,964	$(5,896)	$758	$(169)
Net income	—	—	—	185	185
Other comprehensive loss, net	—	—	(13)	—	(13)
Purchase and retirement of 16,947,393 shares of AAG common stock	—	(610)	—	—	(610)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(46)	(46)
Issuance of 552,752 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(8)	—	—	(8)
Share-based compensation expense	—	25	—	—	25
Balance at March 31, 2019	5	4,371	(5,909)	897	(636)
Net income	—	—	—	662	662
Other comprehensive loss, net	—	—	(18)	—	(18)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(45)	(45)
Issuance of 1,046,122 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(17)	—	—	(17)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	7	—	—	7
Share-based compensation expense	—	25	—	—	25
Balance at June 30, 2019	$5	$4,386	$(5,927)	$1,514	$(22)
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While our business performed largely as expected in January and February of 2020, a severe reduction in air travel starting in March 2020 resulted in our total operating revenues decreasing approximately 20% in the first quarter of 2020 and 86% in the second quarter of 2020 as compared to the first and second quarter of 2019, respectively. While the length and severity of the reduction in demand due to COVID-19 is uncertain, we expect our results of operations for the remainder of 2020 to be severely impacted.
We have taken aggressive actions to mitigate the effect of COVID-19 on our business including deep capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position. We remain extremely focused on taking all self-help measures available to manage our business during this unprecedented time, consistent with the terms of the financial assistance we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security (CARES) Act which, among other things, includes obligations regarding minimum air service and restrictions on involuntary workforce actions.
Capacity Reductions
We have significantly reduced our capacity (as measured by available seat miles), with the second quarter of 2020 flying decreased by 76% year-over-year and third quarter of 2020 flying expected to decrease by approximately 60% year-over-year. The demand environment continues to be uncertain as COVID-19 cases have increased and new travel restrictions have been put into place. Due to this uncertainty, we will continue to adjust our future capacity to match developing trends in bookings for future travel and make further adjustments to our capacity as needed.
Fleet
To better align our network with lower passenger demand, we accelerated the retirement of Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. These retirements remove complexity from our operation and bring forward cost savings and efficiencies associated with operating fewer aircraft types. See Note 13 for further information on the accounting for our fleet retirements. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our current fleet and may decide to permanently retire additional aircraft. In addition, we have placed a significant number of aircraft, including our A330-200 fleet and a number of Boeing 737-800 and certain regional aircraft, into temporary storage.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

Cost Reductions
We are moving quickly to better align our costs with our reduced schedule. In aggregate, we estimate that we have reduced our 2020 operating and capital expenditures by more than $15.0 billion. These savings have been achieved primarily through capacity reductions. In addition, we have implemented a series of actions, including the accelerated fleet retirements discussed above as well as reductions in maintenance expense and non-aircraft capital expenditures through less fleet modification work, the elimination of ground service equipment purchases and pausing all non-critical facility investments and information technology projects. We have also suspended all non-essential hiring, paused non-contractual pay rate increases, reduced executive and board of director compensation, implemented voluntary leave and early retirement programs and decreased our management and support staff team, including officers, by approximately 5,100 positions, or 30%, to reduce our labor costs consistent with our obligations under the CARES Act. In total, more than 41,000 team members have opted for an early retirement, a reduced work schedule or partially paid leave. Additionally, we have made reductions in marketing, contractor, event and training expenses as well as consolidated space at airport facilities.
Liquidity
At June 30, 2020, we had $10.2 billion in total available liquidity, consisting of $9.8 billion in unrestricted cash and short-term investments and $400 million in an undrawn short-term revolving facility.
During the first six months of 2020, we completed the following financing transactions (see Note 6 for further information):

•	refinanced the $1.2 billion 2014 Term Loan Facility at a lower interest rate and extended the maturity from 2021 to 2027;

•	issued $500 million in aggregate principal amount of 3.75% unsecured senior notes due 2025 and repaid $500 million of 4.625% unsecured senior notes that matured in March 2020;

•	borrowed $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility;

•	issued $1.0 billion in aggregate principal amount of 6.50% convertible senior notes due 2025;

•	issued 85.2 million shares of AAG common stock at a price of $13.50 per share pursuant to a public offering of common stock for net proceeds of $1.1 billion;

•
issued $2.5 billion in aggregate principal amount of 11.75% senior secured notes due 2025 and repaid the $1.0 billion senior secured delayed draw term loan credit facility that we borrowed in March 2020;

•	issued approximately $360 million in special facility revenue bonds, of which $47 million was used to fund the redemption of certain outstanding bonds;

•	raised $336 million from aircraft sale-leaseback transactions; and

•	raised $197 million from aircraft financings, of which $17 million was used to repay existing indebtedness.
We have also been approved to receive an aggregate of $5.8 billion in financial assistance to be paid in installments through the payroll support program (Payroll Support Program) under the CARES Act. As of June 30, 2020, we had received $5.2 billion of such financial assistance and we had issued a promissory note (the PSP Promissory Note) to the U.S. Department of the Treasury (Treasury) for $1.5 billion in aggregate principal amount as well as warrants to purchase up to an aggregate of approximately 12.3 million shares (the Warrant Shares) of AAG common stock. See below for further discussion on the Payroll Support Program. Separately, American has signed a term sheet with Treasury for a $4.75 billion secured loan under the CARES Act.
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
We continue to evaluate future financing opportunities and have engaged third-party appraisers to evaluate some of our unencumbered assets. We expect to pledge a portion of these unencumbered assets as collateral for future financings,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

including as part of the approximately $4.75 billion secured loan under the CARES Act for which American has signed a term sheet with Treasury.
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
Payroll Support Program
On April 20, 2020 (the PSP Closing Date), American, Envoy Air Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA and together with American, Envoy and Piedmont, the Subsidiaries), each our wholly-owned subsidiary, entered into a Payroll Support Program Agreement (the PSP Agreement) with Treasury, with respect to the Payroll Support Program provided pursuant to the CARES Act. In connection with our entry into the PSP Agreement, on the PSP Closing Date, we also entered into a warrant agreement (the PSP Warrant Agreement) with Treasury, and we issued the PSP Promissory Note to Treasury, with the Subsidiaries as guarantors (the Guarantors).
Payroll Support Program Agreement
In connection with the Payroll Support Program, we are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP Agreement be used exclusively for the continuation of payment of employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits through September 30, 2020, the requirement that certain levels of commercial air service be maintained and the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through September 30, 2021, as well as those that restrict the payment of certain executive compensation until March 24, 2022. The PSP Agreement also imposes substantial reporting obligations on us. If we receive a secured loan from Treasury under the loan program, the stock repurchase, dividend and executive compensation restrictions will remain in place through the date that is one year after such secured loan is fully repaid.
Pursuant to the PSP Agreement, Treasury is to provide us financial assistance to be paid in installments (each, an Installment) expected to total in the aggregate approximately $5.8 billion, of which $5.2 billion has been received as of June 30, 2020 (representing 90% of the current expected total). We currently anticipate receiving one additional Installment in July 2020. As partial compensation to the U.S. Government for the provision of financial assistance under the Payroll Support Program, we expect to issue a total aggregate principal amount of approximately $1.7 billion under the PSP Promissory Note and issue warrants (each a PSP Warrant and, collectively, the PSP Warrants) to Treasury to purchase up to an aggregate of approximately 13.7 million shares of AAG common stock. See Note 6 for further information on the PSP Promissory Note and below for more information on the PSP Warrant Agreement and the PSP Warrants.
For accounting purposes, the $5.8 billion of aggregate financial assistance pursuant to the PSP Agreement is allocated to the PSP Promissory Note, the PSP Warrants and other Payroll Support Program financial assistance (the PSP Financial Assistance). The aggregate principal amount of approximately $1.7 billion of PSP Promissory Note will be recorded as unsecured long-term debt, and the total fair value of the PSP Warrants, estimated using a Black-Scholes option pricing model, will be recorded in stockholders' equity in the condensed consolidated balance sheet. The remaining amount of approximately $4.0 billion of PSP Financial Assistance will be recognized as a credit to special items, net in the condensed consolidated statement of operations in the second and third quarters of 2020, the period over which the continuation of payment of employee wages, salaries and benefits is required. At June 30, 2020, approximately $1.7 billion of the PSP Financial Assistance was deferred in other accrued liabilities in the condensed consolidated balance sheet and approximately $2.0 billion was recognized as a credit to special items, net in the condensed consolidated statement of operations.
We also applied for a secured loan from Treasury of approximately $4.75 billion under the CARES Act, which if granted will involve the issuance of additional warrants to purchase approximately 38.0 million shares of AAG common stock. As of the date of this report, American has signed a term sheet with Treasury for this secured loan. However, we have not yet finalized a definitive agreement for this secured loan, and thus final terms and conditions and closing remain subject to ongoing negotiation, entry by the parties into definitive documentation and satisfaction of closing conditions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

PSP Warrant Agreement and Warrants
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP Agreement, and pursuant to the PSP Warrant Agreement, we have agreed to issue warrants to Treasury to purchase up to an aggregate of approximately 13.7 million Warrant Shares of AAG common stock. The exercise price of the Warrant Shares is $12.51 per share (which was the closing price of AAG common stock on The Nasdaq Global Select Market on April 9, 2020) (the Exercise Price) subject to certain anti-dilution provisions provided for in the PSP Warrant.
Pursuant to the PSP Warrant Agreement, on the PSP Closing Date, May 29, 2020 and June 30, 2020, we issued to Treasury a PSP Warrant to purchase up to an aggregate of approximately 6.7 million shares, 2.8 million shares and 2.8 million shares, respectively, of AAG common stock based on the terms described herein. We anticipate issuing the final PSP Warrant for approximately 1.4 million shares of AAG common stock on or about July 30, 2020.
The PSP Warrants do not have any voting rights and are freely transferrable, with registration rights. Each PSP Warrant expires on the fifth anniversary of the date of issuance of such PSP Warrant. The PSP Warrants will be exercisable either through net share settlement or cash, at our option. The PSP Warrants were issued solely as compensation to the U.S. Government related to entry into the PSP Agreement. No separate proceeds (apart from the financial assistance described above) were received upon issuance of the PSP Warrants or will be received upon exercise thereof.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PSP Financial Assistance (1)	$(1,803)	$—	$(1,803)	$—
Severance expenses (2)	332	—	537	—
Labor contract expenses (3)	10	—	228	—
Fleet impairment (4)	—	—	743	—
Fleet restructuring expenses (5)	—	77	—	160
Merger integration expenses	—	39	—	76
Mark-to-market adjustments on bankruptcy obligations, net (6)	—	5	(49)	5
Other operating special items, net	(33)	—	(18)	18
Mainline operating special items, net	(1,494)	121	(362)	259

PSP Financial Assistance (1)	(216)	—	(216)	—
Fleet impairment (4)	24	—	117	—
Severance expenses (2)	14	—	14	—
Regional operating special items, net	(178)	—	(85)	—
Operating special items, net	(1,672)	121	(447)	259

Mark-to-market adjustments on equity and other investments, net (7)	—	61	180	(9)
Debt refinancing, extinguishment and other charges	11	8	48	8
Nonoperating special items, net	11	69	228	(1)

(1)	PSP Financial Assistance represents recognition of a portion of financial assistance received from Treasury pursuant to the PSP Agreement. See Note 1 for further information.

(2)
Severance expenses principally include salary and medical costs associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to COVID-19.

(3)
Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

(4)
Fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven by the decline in air travel due to COVID-19. Aircraft retired include Boeing 757, Boeing 767, Airbus A330-300, Embraer 190, certain Embraer 140 and Bombardier CRJ200 aircraft.

The three months ended June 30, 2020 primarily included a non-cash write-down of regional aircraft and spare parts. The six months ended June 30, 2020 included a $784 million non-cash write-down of mainline and regional aircraft and spare parts and $76 million in write-offs of ROU assets and lease return costs. See Note 13 for further information related to these charges.

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

3. Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic EPS:
Net income (loss)	$(2,067)	$662	$(4,308)	$847
Weighted average common shares outstanding (in thousands)	428,807	445,008	427,260	448,479
Basic EPS	$(4.82)	$1.49	$(10.08)	$1.89

Diluted EPS:
Net income (loss) for purposes of computing diluted EPS	$(2,067)	$662	$(4,308)	$847
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	428,807	445,008	427,260	448,479
Dilutive effect of stock awards	—	579	—	1,029
Diluted weighted average common shares outstanding	428,807	445,587	427,260	449,508
Diluted EPS	$(4.82)	$1.49	$(10.08)	$1.88

Securities that could potentially dilute EPS in the future, and which were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are as follows (in thousands):

Restricted stock unit awards	5,781	3,087	5,357	2,677
PSP Warrants	6,368	—	3,184	—
6.50% convertible senior notes	4,070	—	2,035	—

4. Share Repurchase Programs and Cash Dividends
During the six months ended June 30, 2020, we repurchased 6.4 million shares of AAG common stock for $145 million at a weighted average cost per share of $22.77, all of which were purchased in the first quarter of 2020.
In January 2020, our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of February 5, 2020 and paid on February 19, 2020, totaling $43 million.
We have suspended our capital return program, including share repurchases and the payment of future dividends. In connection with our receipt of financial assistance under the Payroll Support Program, we agreed not to repurchase shares of or make dividend payments in respect of AAG common stock through September 30, 2021. If we receive a secured loan from Treasury pursuant to the CARES Act, we will be prohibited from repurchasing shares of AAG common stock and the payment of common stock dividends through the date that is one year after such secured loan is fully repaid.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

5. Revenue Recognition
Revenue
The following are the significant categories comprising our reported operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Passenger revenue:
Passenger travel	$1,006	$10,217	$8,085	$18,989
Loyalty revenue - travel (1)	102	794	703	1,680
Total passenger revenue	1,108	11,011	8,788	20,669
Cargo	130	221	277	439
Other:
Loyalty revenue - marketing services	356	594	927	1,172
Other revenue	28	134	145	264
Total other revenue	384	728	1,072	1,436
Total operating revenues	$1,622	$11,960	$10,137	$22,544

(1)	Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Domestic	$1,026	$8,009	$6,806	$15,235
Latin America	34	1,241	1,214	2,612
Atlantic	42	1,407	565	2,080
Pacific	6	354	203	742
Total passenger revenue	$1,108	$11,011	$8,788	$20,669

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

	June 30, 2020	December 31, 2019
	(In millions)
Loyalty program liability	$8,962	$8,615
Air traffic liability	5,119	4,808
Total	$14,081	$13,423

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2019	$8,615
Deferral of revenue	1,149
Recognition of revenue (1)	(802)
Balance at June 30, 2020 (2)	$8,962

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

(2)
Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of June 30, 2020, our current loyalty program liability was $2.4 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to COVID-19, we will continue to monitor redemption patterns and may adjust our estimates in the future.

The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2020, $2.7 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2019. In response to COVID-19, we extended the contract duration for certain tickets to December 31, 2021, principally those with travel scheduled March 1, 2020 through September 30, 2020. Accordingly, any revenue associated with these tickets will be recognized within the next 18 months. Given this change in contract duration and uncertainty surrounding the future demand for air travel, our estimates of revenue that will be recognized from future flown or unused tickets may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

6. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2020	December 31, 2019
Secured
2013 Term Loan Facility, variable interest rate of 1.93%, installments through 2025	$1,788	$1,807
2013 Revolving Facility, variable interest rate of 2.17%, due 2024	750	—
2014 Term Loan Facility, variable interest rate of 1.93%, installments through 2027	1,220	1,202
2014 Revolving Facility, variable interest rate of 2.17%, due 2024	1,643	—
April 2016 Term Loan Facility, variable interest rate of 2.18%, installments through 2023	960	970
April 2016 Revolving Facility, variable interest rate of 2.17%, due 2024	450	—
December 2016 Term Loan Facility, variable interest rate of 2.18%, installments through 2023	1,213	1,213
11.75% senior secured notes, interest only payments until due in July 2025	2,500	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 4.03%, maturing from 2020 to 2032	11,410	11,933
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.38% to 5.83%, averaging 2.20%, maturing from 2020 to 2032	4,610	4,727
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2021 to 2036	1,064	754
	27,608	22,606
Unsecured
PSP Promissory Note	1,540	—
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	—
5.000% senior notes, interest only payments until due in June 2022	750	750
3.75% senior notes, interest only payments until due in March 2025	500	—
4.625% senior notes	—	500
	3,790	1,250
Total long-term debt	31,398	23,856
Less: Total unamortized debt discount, premium and issuance costs	734	211
Less: Current maturities	2,471	2,749
Long-term debt, net of current maturities	$28,193	$20,896

The maximum availability we had under any undrawn, revolving credit facility was $400 million in a short-term revolving credit facility we entered into in December 2019, all of which was undrawn, as of June 30, 2020. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and certain pre-delivery payments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

2020 Financing Activities
2014 Credit Facilities
In January 2020, American and AAG entered into the Eighth Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (as previously amended, the 2014 Credit Agreement; the revolving credit facility established thereunder, the 2014 Revolving Facility; the term loan facility established thereunder, the 2014 Term Loan Facility; and collectively, the 2014 Credit Facilities), pursuant to which American refinanced the 2014 Term Loan Facility, increasing the total aggregate principal amount outstanding to $1.2 billion, reducing the LIBOR margin from 2.00% to 1.75%, with a LIBOR floor of 0%, and reducing the base rate margin from 1.00% to 0.75%. In addition, the maturity date for the 2014 Term Loan Facility was extended to January 2027 from October 2021.
In April and May 2020, American borrowed $1.6 billion under the 2014 Revolving Facility. The 2014 Revolving Facility bears interest at LIBOR plus a margin of 2.00% and has a final maturity date of October 2024. Following the April and May draws, American had no remaining borrowing capacity available under the 2014 Revolving Facility.
2013 Revolving Facility and April 2016 Revolving Facility
In April 2020, American borrowed $750 million under the 2013 Revolving Facility. The 2013 Revolving Facility bears interest at LIBOR plus a margin of 2.00% and has a final maturity date of October 2024. Following the April draw, American had no remaining borrowing capacity available under the 2013 Revolving Facility.
In April 2020, American borrowed $450 million under the April 2016 Revolving Facility. The April 2016 Revolving Facility bears interest at LIBOR plus a margin of 2.00% and has a final maturity date of October 2024. Following the April draw, American had no remaining borrowing capacity available under the April 2016 Revolving Facility.
Delayed Draw Term Loan Credit Facility
In March 2020, American and AAG entered into a Credit and Guaranty Agreement which provided for a 364-day $1.0 billion senior secured delayed draw term loan credit facility (the Delayed Draw Term Loan Credit Facility), which was scheduled to be due and payable in a single installment on the maturity date in March 2021. In connection with the issuance of the 11.75% senior secured notes due 2025, as described below, the Delayed Draw Term Loan Credit Facility was repaid and the Delayed Draw Term Loan Credit Facility and all of the security documents and other loan documents related thereto were terminated as of June 30, 2020.
11.75% Senior Secured Notes
In June 2020, American issued $2.5 billion aggregate principal amount of 11.75% senior secured notes due 2025 (the Senior Secured Notes) at a price equal to 99% of their aggregate principal amount. The Senior Secured Notes bear interest at a rate of 11.75% per annum (subject to increase if a certain collateral coverage ratio is not met). Interest on the Senior Secured Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021. The Senior Secured Notes will mature on July 15, 2025. The obligations of American under the Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG. The proceeds from the Senior Secured Notes were used to repay and terminate the $1.0 billion Delayed Draw Term Loan Credit Facility (and to terminate all security documents and all other loan documents related thereto) with the remaining amount for general corporate purposes and to enhance our liquidity position.
American may redeem the Senior Secured Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus a make whole premium, together with accrued and unpaid interest, if any, to (but not including) the redemption date.
The Senior Secured Notes are American’s senior secured obligations. Subject to certain limitations and exceptions, the Senior Secured Notes are secured on a first-lien basis by security interests in certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in Australia, Canada, the Caribbean, Central America, China, Hong Kong, Japan, Mexico, South Korea, and Switzerland. American’s obligations with respect to the Senior Secured Notes are also secured on a second-lien basis by security interests in certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in the European Union and the United Kingdom. American may be required to pledge additional collateral in the future under the terms of the Senior Secured Notes, and in certain circumstances may

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

elect to pledge additional collateral as a replacement for existing collateral. The collateral that secures the Senior Secured Notes on a second-lien basis presently secures the 2014 Credit Facilities, on a first-lien basis.
Special Facility Revenue Bonds
In January 2020, American and British Airways announced the start of construction on a $344 million investment to upgrade New York's John F. Kennedy International Airport (JFK) Terminal 8.
In June 2020, the New York Transportation Development Corporation (NYTDC) issued approximately $360 million of special facility revenue bonds (the 2020 JFK Bonds) on behalf of American. A portion of the net proceeds from the 2020 JFK Bonds have been or will be used to fund costs of issuance of the 2020 JFK Bonds, to fund a substantial portion of the cost of the renovation and expansion of a passenger terminal facility (the Terminal) leased and utilized by American at JFK and to fund the August 2020 maturity of the outstanding bonds issued by NYTDC on behalf of American in 2016 (the 2016 JFK Bonds).
American is required to pay debt service on the 2020 JFK Bonds through payments under a loan agreement with NYTDC (as amended), and American and AAG guarantee the 2020 JFK Bonds. American continues to pay debt service on the outstanding 2016 JFK Bonds and American and AAG continue to guarantee the 2016 JFK Bonds. American’s and AAG’s obligations under these guarantees are secured by a leasehold mortgage on American’s lease of the Terminal and related property from the Port Authority of New York and New Jersey.
The 2020 JFK Bonds, in aggregate, were priced at approximately 98% of par value. The gross proceeds from the issuance of the 2020 JFK Bonds were approximately $353 million. Of this amount, approximately $8 million was used to fund the costs of issuance of the 2020 JFK Bonds, approximately $47 million was used to fund the redemption of the 2016 JFK Bonds due August 2020 and approximately $17 million was reimbursed to American for the Terminal construction costs incurred, with the remaining amount of proceeds received to be held in restricted cash and short-term investments on the condensed consolidated balance sheet and to be used to finance a substantial portion of the cost of the renovation and expansion of the Terminal. The 2020 JFK Bonds are comprised of term bonds, $214 million of which bear interest at 5.25% per annum and mature on August 1, 2031, and $146 million of which bear interest at 5.375% per annum and mature on August 1, 2036.
PSP Promissory Note
In April 2020, as partial compensation to the U.S. Government for the provision of financial assistance under the PSP Agreement, we issued the PSP Promissory Note to Treasury, which provides for our unconditional promise to pay to Treasury the initial principal sum of approximately $842 million, subject to an increase equal to 30% of the amount of each additional Installment disbursed under the PSP Agreement after the PSP Closing Date, and the guarantee of our obligations by the Guarantors. Assuming the total Installments to be paid pursuant to the PSP Agreement aggregate approximately $5.8 billion, the PSP Promissory Note will have a total principal sum of approximately $1.7 billion. As of June 30, 2020, the principal amount of the PSP Promissory Note was approximately $1.5 billion.
The PSP Promissory Note bears interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the PSP Closing Date and 2.00% plus an interest rate based on the secured overnight financing rate per annum or other benchmark replacement rate consistent with customary market conventions (but not to be less than 0.00%) thereafter until the tenth anniversary of the PSP Closing Date (the Maturity Date), and interest accrued thereon will be payable in arrears on the last business day of March and September of each year, beginning on September 30, 2020. The aggregate principal amount outstanding under the PSP Promissory Note, together with all accrued and unpaid interest thereon and all other amounts payable under the PSP Promissory Note, will be due and payable on the Maturity Date.
We may, at any time and from time to time, voluntarily prepay amounts outstanding under the PSP Promissory Note, in whole or in part, without penalty or premium. Within 30 days of the occurrence of certain change of control triggering events, we are required to prepay the aggregate outstanding principal amount of the PSP Promissory Note at such time, together with any accrued interest or other amounts owing under the PSP Promissory Note at such time.
The PSP Promissory Note is our senior unsecured obligation and each guarantee of the PSP Promissory Note is the senior unsecured obligation of each of the Guarantors, respectively.
The PSP Promissory Note contains events of default, including cross-default with respect to acceleration or failure to pay at maturity other material indebtedness. Upon the occurrence of an event of default and subject to certain grace periods, the outstanding obligations under the PSP Promissory Note may, and in certain circumstances will automatically, be accelerated and become due and payable immediately.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

6.50% Convertible Senior Notes
In June 2020, AAG completed the public offering of $1.0 billion aggregate principal amount of AAG’s 6.50% convertible senior notes due 2025 (the Convertible Notes). The Convertible Notes are fully and unconditionally guaranteed by American (the Guarantee). In connection with the offering of the Convertible Notes by the underwriters thereof, AAG granted the underwriters an option, exercisable for 30 days, to purchase up to an additional $150 million aggregate principal amount of the Convertible Notes solely to cover overallotments. The net proceeds to us from the Convertible Notes were approximately $970 million, after deducting the underwriters’ discounts and commissions and our estimated offering expenses. The net proceeds from the Convertible Notes are being used for general corporate purposes and to enhance our liquidity position.
The Convertible Notes were issued pursuant to an indenture, dated as of June 25, 2020 (the Base Indenture), between AAG and Wilmington Trust, National Association as trustee (the Trustee), as supplemented by that certain first supplemental indenture, dated as of June 25, 2020, among AAG, American and the Trustee (the Supplemental Indenture and, together with the Base Indenture, the Indenture). The Convertible Notes bear interest at a rate of 6.50% per annum. Interest on the Convertible Notes is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021. The Convertible Notes will mature on July 1, 2025, unless earlier converted or redeemed or repurchased by us.
The Convertible Notes were priced to investors in the offering at 100% of their principal amount. The Convertible Notes and the Guarantee will rank pari passu in right of payment with all of AAG’s and American's respective existing and future senior indebtedness and senior in right of payment to all of AAG’s and American's respective future subordinated indebtedness. The Convertible Notes and the Guarantee will be effectively subordinated to all of AAG's and American's respective existing and future secured indebtedness to the extent of the value of the assets pledged to secure those obligations. The Convertible Notes will also be structurally subordinated to all existing and future indebtedness of AAG’s non-guarantor subsidiaries.
Upon conversion, AAG will pay or deliver, as the case may be, cash, shares of AAG common stock or a combination of cash and shares of AAG common stock, at AAG’s election. The initial conversion rate is 61.7284 shares of AAG common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $16.20 per share of AAG common stock). The conversion rate is subject to adjustment in some events as described in the Indenture.
Holders may convert their Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2020, if the last reported sale price per share of AAG common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the measurement period) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of AAG common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on AAG common stock; (4) if AAG calls such Convertible Notes for redemption; and (5) at any time from, and including, April 1, 2025 until the close of business on the scheduled trading day immediately before the maturity date of the Convertible Notes.
In addition, following certain corporate events that occur prior to the maturity date or upon AAG’s issuance of a notice of redemption, AAG will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or during the related redemption period in certain circumstances by a specified number of shares of AAG common stock as described in the Indenture.
AAG will not have the right to redeem the Convertible Notes prior to July 5, 2023. On or after July 5, 2023 and on or before the 20th scheduled trading day immediately before the maturity date, AAG may redeem the Convertible Notes, in whole or in part, if the last reported sale price of AAG common stock has been at least 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date AAG sends the related redemption notice; and (2) the trading day immediately before the date AAG sends such notice. In the case of any optional redemption, AAG will redeem the Convertible Notes at a redemption price equal to 100% of the principal amount of such Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If AAG undergoes a fundamental change described in the Indenture prior to the maturity date of the Convertible Notes, except as described in the Indenture, holders of the Convertible Notes may require AAG to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

The Indenture provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the unpaid principal amount of the Convertible Notes and accrued and unpaid interest, if any, thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the Convertible Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As the Convertible Notes can be settled in cash upon conversion, for accounting purposes, the Convertible Notes were bifurcated into a debt component that was recorded at fair value and an equity component. The following table details the debt and equity components recognized related to the Convertible Notes as of June 30, 2020 (in millions):

June 30, 2020
Principal amount of 6.50% convertible senior notes	$1,000
Unamortized debt discount	(444)
Net carrying amount of 6.50% convertible senior notes	556
Additional paid-in capital	415

The effective interest rate on the liability component for the second quarter of 2020 approximated 20%. We recognized $2 million of interest expense in the second quarter of 2020 including $1 million of non-cash amortization of the debt discount as well as $1 million of contractual coupon interest. The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is five years as follows: $27 million in 2020, $63 million in 2021, $77 million in 2022, $95 million in 2023, $116 million in 2024 and $66 million in 2025.
At June 30, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
Equipment Notes and Other Notes Payable Issued in 2020
In the six months ended June 30, 2020, American entered into agreements under which it borrowed $197 million in connection with the financing or refinancing, as the case may be, of certain aircraft, of which $17 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2029 through 2032 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 2.27% at June 30, 2020.
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
During the three and six months ended June 30, 2020, we recorded an income tax benefit of $592 million and $1.2 billion, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

8. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2020.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2020
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$7,853	$7,853	$—	$—
Bank notes/certificates of deposit/time deposits	1,131	—	1,131	—
Corporate obligations	367	—	367	—
	9,351	7,853	1,498	—
Restricted cash and short-term investments (1), (4)	539	390	149	—
Long-term investments (3)	128	128	—	—
Total	$10,018	$8,371	$1,647	$—

(1)
All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.

(2)	Our short-term investments mature in one year or less except for $484 million of bank notes/certificates of deposit/time deposits and $120 million of corporate obligations.

(3)
Long-term investments primarily include our equity investment in China Southern Airlines, in which we presently own a 1.8% equity interest, and are classified in other assets on the condensed consolidated balance sheet.

(4)
Restricted cash and short-term investments primarily includes money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK and collateral held to support workers' compensation obligations.

Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$30,664	$26,081	$23,645	$24,508

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2020	2019	2020	2019
Service cost	$1	$1	$2	$1
Interest cost	154	176	8	8
Expected return on assets	(252)	(204)	(3)	(4)
Settlements	4	—	—	—
Amortization of:
Prior service cost (benefit)	7	7	(52)	(59)
Unrecognized net loss (gain)	41	38	(5)	(8)
Net periodic benefit cost (income)	$(45)	$18	$(50)	$(62)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2020	2019	2020	2019
Service cost	$2	$1	$3	$2
Interest cost	307	352	14	17
Expected return on assets	(505)	(406)	(6)	(8)
Settlements	4	—	—	—
Amortization of:
Prior service cost (benefit)	14	14	(106)	(118)
Unrecognized net loss (gain)	83	76	(12)	(16)
Net periodic benefit cost (income)	$(95)	$37	$(107)	$(123)

Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The components of net periodic benefit cost (income) other than the service cost component are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
Pursuant to the CARES Act, minimum required pension contributions to be made in the calendar year 2020 can be deferred to January 1, 2021, with interest accruing from the original due date to the new payment date. We expect to defer our $196 million 2020 minimum required contributions to January 1, 2021, which we intend to pay on December 31, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2019	$(5,238)	$(2)	$(1,091)		$(6,331)
Other comprehensive income (loss) before reclassifications	(152)	(1)	34		(119)
Amounts reclassified from AOCI	(17)	—	4	(2)	(13)
Net current-period other comprehensive income (loss)	(169)	(1)	38		(132)
Balance at June 30, 2020	$(5,407)	$(3)	$(1,053)		$(6,463)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(34)	$(41)	$(71)	$(81)	Nonoperating other income (expense), net
Actuarial loss	30	23	58	47	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$(4)	$(18)	$(13)	$(34)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

11. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Aircraft fuel and related taxes	$92	$487	$480	$909
Salaries, wages and benefits	368	439	838	848
Capacity purchases from third-party regional carriers (1)	179	352	533	692
Maintenance, materials and repairs	56	101	171	195
Other rent and landing fees	104	162	257	329
Aircraft rent	3	8	8	15
Selling expenses	14	106	94	197
Depreciation and amortization	84	83	168	162
Special items, net	(178)	—	(85)	—
Other	79	148	260	301
Total regional expenses	$801	$1,886	$2,724	$3,648

(1)
During the three months ended June 30, 2020 and 2019, we recognized $61 million and $149 million, respectively, of expense under our capacity purchase agreement with Republic Airline Inc. (Republic). During the six months ended June 30, 2020 and 2019, we recognized $211 million and $292 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. We are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. In February 2020, 2.2 million shares of AAG common stock were distributed from the Disputed Claims Reserve. After giving effect to this distribution, as of June 30, 2020, the Disputed Claims Reserve held 4.8 million shares of AAG common stock.
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
Pension Benefits Action. On December 11, 2018, a lawsuit captioned Torres, et al. v. American Airlines, Inc., The Employee Benefits Committee and John/Jane Does 1-5, was filed in the United States District Court for the Northern District of Texas. The plaintiffs in this lawsuit purport to represent a class consisting of all participants in and beneficiaries under each of American's defined benefit pension plans (except the pilot plan) who elected to receive an optional form of benefit other than a lump sum distribution of a participant’s vested benefit. Under the Employee Retirement Income Security Act, participants covered by defined benefit plans accrue retirement benefits in the form of a single life annuity payable upon retirement on a monthly basis until the employee’s death, and may elect certain alternative forms of benefit payments. Plaintiffs contend that the mortality tables used by American for purposes of calculations related to these alternative forms of benefits are outdated and that more recent mortality tables would have provided more generous benefits and should have been used to make those calculations. The parties have agreed to settle the case on an individual basis with the named plaintiffs, as well as a pilot who has threatened to bring suit under the pilot plan, for less than $1 million, which represents actual damages to the named and purported plaintiffs and attorneys' fees. The court has vacated the trial setting and all other deadlines and administratively closed the case, pending receipt of dismissal papers.
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
As previously discussed, in the first six months of 2020, our operations, liquidity and stock price were significantly impacted by decreased passenger demand and government travel restrictions due to COVID-19. Additionally, we decided to retire certain mainline aircraft earlier than planned including Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. As a result of these events and circumstances, we performed impairment tests on our long-lived assets in connection with the preparation of our financial statements.
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
As a result of the impairment tests performed on our long-lived assets, we determined the sum of the estimated undiscounted future cash flows exceeded the $43.4 billion carrying value for our long-lived assets except for the aircraft being retired earlier than planned as discussed above. For those aircraft and certain related spare parts, we recorded impairment charges reflecting the difference between the carrying values of these assets and their fair values of $23 million and $838 million for the three and six months ended June 30, 2020, respectively. Fair value reflects management’s best estimate including inputs from published pricing guides and bids from third parties as well as contracted sales agreements when applicable. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our current fleet (including aircraft in temporary storage) and may decide to permanently retire additional aircraft.

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
We performed interim impairment tests on our goodwill and indefinite-lived intangible assets as a result of the events and circumstances previously discussed due to the impact of COVID-19 on our business. In accordance with ASC 350, for goodwill, we performed a quantitative analysis by using a market approach. Under the market approach, the fair value of the reporting unit was determined based on quoted market prices for equity and the fair value of debt as described in Note 8. The fair value exceeded the carrying value of the reporting unit, and our $4.1 billion of goodwill was not impaired.
Additionally, we performed interim qualitative impairment tests on our $1.8 billion of indefinite-lived intangible assets and determined there was no material impairment.
As discussed above, due to the inherent uncertainties of the current operating environment, we will continue to evaluate our goodwill and indefinite-lived intangible assets for events or circumstances that indicate that their fair values may be lower than their carrying values.

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues:
Passenger	$1,108	$11,011	$8,788	$20,669
Cargo	130	221	277	439
Other	384	726	1,071	1,431
Total operating revenues	1,622	11,958	10,136	22,539
Operating expenses:
Aircraft fuel and related taxes	217	1,995	1,612	3,722
Salaries, wages and benefits	2,538	3,198	5,676	6,286
Regional expenses	756	1,911	2,647	3,702
Maintenance, materials and repairs	287	575	915	1,136
Other rent and landing fees	315	535	783	1,039
Aircraft rent	334	334	669	661
Selling expenses	43	401	348	771
Depreciation and amortization	499	489	1,059	969
Special items, net	(1,494)	121	(362)	259
Other	568	1,272	1,765	2,522
Total operating expenses	4,063	10,831	15,112	21,067
Operating income (loss)	(2,441)	1,127	(4,976)	1,472
Nonoperating income (expense):
Interest income	92	132	196	258
Interest expense, net	(255)	(277)	(515)	(554)
Other income (expense), net	72	(31)	(33)	79
Total nonoperating expense, net	(91)	(176)	(352)	(217)
Income (loss) before income taxes	(2,532)	951	(5,328)	1,255
Income tax provision (benefit)	(564)	237	(1,191)	311
Net income (loss)	$(1,968)	$714	$(4,137)	$944
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(1,968)	$714	$(4,137)	$944
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(4)	(18)	(131)	(34)
Investments	21	—	(1)	3
Total other comprehensive income (loss), net of tax	17	(18)	(132)	(31)
Total comprehensive income (loss)	$(1,951)	$696	$(4,269)	$913
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$452	$267
Short-term investments	9,349	3,543
Restricted cash and short-term investments	539	158
Accounts receivable, net	901	1,770
Receivables from related parties, net	9,147	12,451
Aircraft fuel, spare parts and supplies, net	1,558	1,754
Prepaid expenses and other	851	584
Total current assets	22,797	20,527
Operating property and equipment
Flight equipment	38,346	42,213
Ground property and equipment	9,024	9,089
Equipment purchase deposits	1,786	1,674
Total property and equipment, at cost	49,156	52,976
Less accumulated depreciation and amortization	(16,150)	(18,335)
Total property and equipment, net	33,006	34,641
Operating lease right-of-use assets	8,278	8,694
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $724 and $704, respectively	2,049	2,084
Deferred tax asset	1,786	689
Other assets	1,098	1,164
Total other assets	9,024	8,028
Total assets	$73,105	$71,890
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$2,578	$2,358
Accounts payable	1,108	1,990
Accrued salaries and wages	1,454	1,461
Air traffic liability	5,119	4,808
Loyalty program liability	2,354	3,193
Operating lease liabilities	1,789	1,695
Other accrued liabilities	3,216	2,055
Total current liabilities	17,618	17,560
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	25,339	20,684
Pension and postretirement benefits	5,975	6,008
Loyalty program liability	6,608	5,422
Operating lease liabilities	6,940	7,388
Other liabilities	1,367	1,406
Total noncurrent liabilities	46,229	40,908
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,008	16,903
Accumulated other comprehensive loss	(6,555)	(6,423)
Retained earnings (deficit)	(1,195)	2,942
Total stockholder's equity	9,258	13,422
Total liabilities and stockholder’s equity	$73,105	$71,890
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$2,295	$2,335
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,208)	(2,255)
Proceeds from sale-leaseback transactions	376	518
Proceeds from sale of property and equipment	148	19
Purchases of short-term investments	(7,936)	(2,190)
Sales of short-term investments	2,131	1,611
Increase in restricted short-term investments	(386)	(2)
Other investing activities	(62)	(35)
Net cash used in investing activities	(6,937)	(2,334)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	6,868	1,839
Payments on long-term debt and finance leases	(1,971)	(1,781)
Deferred financing costs	(75)	(13)
Net cash provided by financing activities	4,822	45
Net increase in cash and restricted cash	180	46
Cash and restricted cash at beginning of period	277	276
Cash and restricted cash at end of period (1)	$457	$322

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$412	$708
Settlement of bankruptcy obligations	56	7
Deferred financing costs paid through issuance of debt	17	—
Property and equipment acquired through finance leases	—	4
Supplemental information:
Interest paid, net	469	526
Income taxes paid	2	4

(1)	The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$452	$311
Restricted cash included in restricted cash and short-term investments	5	11
Total cash and restricted cash	$457	$322
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2019	$—	$16,903	$(6,423)	$2,942	$13,422
Net loss	—	—	—	(2,169)	(2,169)
Other comprehensive loss, net	—	—	(149)	—	(149)
Share-based compensation expense	—	18	—	—	18
Intercompany equity transfer	—	56	—	—	56
Balance at March 31, 2020	—	16,977	(6,572)	773	11,178
Net loss	—	—	—	(1,968)	(1,968)
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	31	—	—	31
Balance at June 30, 2020	$—	$17,008	$(6,555)	$(1,195)	$9,258

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2018	$—	$16,802	$(5,992)	$960	$11,770
Net income	—	—	—	230	230
Other comprehensive loss, net	—	—	(13)	—	(13)
Share-based compensation expense	—	25	—	—	25
Balance at March 31, 2019	—	16,827	(6,005)	1,190	12,012
Net income	—	—	—	714	714
Other comprehensive loss, net	—	—	(18)	—	(18)
Share-based compensation expense	—	25	—	—	25
Intercompany equity transfer	—	7	—	—	7
Balance at June 30, 2019	$—	$16,859	$(6,023)	$1,904	$12,740
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. As a result, American has experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in its revenues. While American's business performed largely as expected in January and February of 2020, a severe reduction in air travel starting in March 2020 resulted in its total operating revenues decreasing approximately 20% in the first quarter of 2020 and 86% in the second quarter of 2020 as compared to the first and second quarter of 2019, respectively. While the length and severity of the reduction in demand due to COVID-19 is uncertain, American expects its results of operations for the remainder of 2020 to be severely impacted.
American has taken aggressive actions to mitigate the effect of COVID-19 on its business including deep capacity reductions, structural changes to its fleet, cost reductions, and steps to preserve cash and improve its overall liquidity position. American remains extremely focused on taking all self-help measures available to manage its business during this unprecedented time, consistent with the terms of the financial assistance it has received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security (CARES) Act which, among other things, includes obligations regarding minimum air service and restrictions on involuntary workforce actions.
Capacity Reductions
American has significantly reduced its capacity (as measured by available seat miles), with the second quarter of 2020 flying decreased by 76% year-over-year and third quarter of 2020 flying expected to decrease by approximately 60% year-over-year. The demand environment continues to be uncertain as COVID-19 cases have increased and new travel restrictions have been put into place. Due to this uncertainty, American will continue to adjust its future capacity to match developing trends in bookings for future travel and make further adjustments to its capacity as needed.
Fleet
To better align American’s network with lower passenger demand, American accelerated the retirement of Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. These retirements remove complexity from its operation and bring forward cost savings and efficiencies associated with operating fewer aircraft types. See Note 12 for further information on the accounting for American's fleet retirements. Due to the inherent uncertainties of the current operating environment, American will continue to evaluate its current fleet and may decide to permanently retire additional aircraft. In addition, American has placed a significant number of aircraft, including its A330-200 fleet and a number of Boeing 737-800 and certain regional aircraft, into temporary storage.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Cost Reductions
American is moving quickly to better align its costs with its reduced schedule. In aggregate, American estimates that it has reduced its 2020 operating and capital expenditures by more than $15.0 billion. These savings have been achieved primarily through capacity reductions. In addition, American has implemented a series of actions, including the accelerated fleet retirements discussed above as well as reductions in maintenance expense and non-aircraft capital expenditures through less fleet modification work, the elimination of ground service equipment purchases and pausing all non-critical facility investments and information technology projects. American has also suspended all non-essential hiring, paused non-contractual pay rate increases, reduced executive and board of director compensation, implemented voluntary leave and early retirement programs and decreased its management and support staff team, including officers, by approximately 5,100 positions, or 30%, to reduce its labor costs consistent with its obligations under the CARES Act. In total, more than 41,000 team members have opted for an early retirement, a reduced work schedule or partially paid leave. Additionally, American has made reductions in marketing, contractor, event and training expenses as well as consolidated space at airport facilities.
Liquidity
At June 30, 2020, American had $10.2 billion in total available liquidity, consisting of $9.8 billion in unrestricted cash and short-term investments and $400 million in an undrawn short-term revolving facility.
During the first six months of 2020, American completed the following financing transactions (see Note 4 for further information):

•	refinanced the $1.2 billion 2014 Term Loan Facility at a lower interest rate and extended the maturity from 2021 to 2027;

•	borrowed $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility;

•
issued $2.5 billion in aggregate principal amount of 11.75% senior secured notes due 2025 and repaid the $1.0 billion senior secured delayed draw term loan credit facility that American borrowed in March 2020;

•	issued approximately $360 million in special facility revenue bonds, of which $47 million was used to fund the redemption of certain outstanding bonds;

•	raised $336 million from aircraft sale-leaseback transactions; and

•	raised $197 million from aircraft financings, of which $17 million was used to repay existing indebtedness.
AAG and the Subsidiaries (as defined below) have also been approved to receive an aggregate of $5.8 billion in financial assistance to be paid in installments through the payroll support program (Payroll Support Program) under the CARES Act. As of June 30, 2020, AAG and the Subsidiaries had received $5.2 billion of such financial assistance and AAG had issued a promissory note (the PSP Promissory Note) to the U.S. Department of the Treasury (Treasury) for $1.5 billion in aggregate principal amount as well as warrants to purchase up to an aggregate of approximately 12.3 million shares (the Warrant Shares) of AAG common stock. See below for further discussion on the Payroll Support Program. Separately, American has signed a term sheet with Treasury for a $4.75 billion secured loan under the CARES Act.
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
American continues to evaluate future financing opportunities and has engaged third-party appraisers to evaluate some of its unencumbered assets. American expects to pledge a portion of these unencumbered assets as collateral for future financings, including as part of the approximately $4.75 billion secured loan under the CARES Act for which American has signed a term sheet with Treasury.
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
Payroll Support Program
On April 20, 2020 (the PSP Closing Date), American, Envoy Air Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA and together with American, Envoy and Piedmont, the Subsidiaries), each a wholly-owned subsidiary, entered into a Payroll Support Program Agreement (the PSP Agreement) with Treasury, with respect to the Payroll Support Program provided pursuant to the CARES Act. In connection with the Subsidiaries' entry into the PSP Agreement, on the PSP Closing Date, AAG also entered into a warrant agreement (the PSP Warrant Agreement) with Treasury, and AAG issued the PSP Promissory Note to Treasury, with the Subsidiaries as guarantors (the Guarantors).
Payroll Support Program Agreement
In connection with the Payroll Support Program, AAG and the Subsidiaries are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP Agreement be used exclusively for the continuation of payment of employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits through September 30, 2020, the requirement that certain levels of commercial air service be maintained and the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through September 30, 2021, as well as those that restrict the payment of certain executive compensation until March 24, 2022. The PSP Agreement also imposes substantial reporting obligations on AAG and the Subsidiaries. If AAG and the Subsidiaries receive a secured loan from Treasury under the loan program, the stock repurchase, dividend and executive compensation restrictions will remain in place through the date that is one year after such secured loan is fully repaid.
Pursuant to the PSP Agreement, Treasury is to provide to AAG and the Subsidiaries financial assistance to be paid in installments (each, an Installment) expected to total in the aggregate approximately $5.8 billion, of which $5.2 billion has been received as of June 30, 2020 (representing 90% of the current expected total). AAG currently anticipates receiving one additional Installment in July 2020. As partial compensation to the U.S. Government for the provision of financial assistance under the Payroll Support Program, AAG is expected to issue a total aggregate principal amount of approximately $1.7 billion under the PSP Promissory Note and issue warrants (each a PSP Warrant and, collectively, the PSP Warrants) to Treasury to purchase up to an aggregate of approximately 13.7 million shares of AAG common stock. See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on the PSP Promissory Note and below for more information on the PSP Warrant Agreement and the PSP Warrants.
For accounting purposes, the $5.8 billion of aggregate financial assistance pursuant to the PSP Agreement is allocated to the PSP Promissory Note, the PSP Warrants and other Payroll Support Program financial assistance (the PSP Financial Assistance). The aggregate principal amount of approximately $1.7 billion of PSP Promissory Note will be recorded as unsecured long-term debt, and the total fair value of the PSP Warrants, estimated using a Black-Scholes option pricing model, will be recorded in stockholders' equity in AAG's condensed consolidated balance sheet. The remaining amount of approximately $4.0 billion of PSP Financial Assistance will be recognized as a credit to special items, net in the condensed consolidated statement of operations in the second and third quarters of 2020, the period over which the continuation of payment of employee wages, salaries and benefits is required. At June 30, 2020, approximately $1.5 billion of the PSP Financial Assistance was deferred in other accrued liabilities in the condensed consolidated balance sheet and approximately $2.0 billion was recognized as a credit to special items, net in the condensed consolidated statement of operations.
AAG and the Subsidiaries also applied for a secured loan from Treasury of approximately $4.75 billion under the CARES Act, which if granted will involve the issuance of additional warrants to purchase approximately 38.0 million shares of AAG common stock. As of the date of this report, American has signed a term sheet with Treasury for this secured loan. However, American has not yet finalized a definitive agreement for this secured loan, and thus final terms and conditions and closing remain subject to ongoing negotiation, entry by the parties into definitive documentation and satisfaction of closing conditions.
PSP Warrant Agreement and Warrants
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP Agreement, and pursuant to the PSP Warrant Agreement, AAG has agreed to issue warrants to Treasury to purchase up to an aggregate of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

approximately 13.7 million Warrant Shares of AAG common stock. The exercise price of the Warrant Shares is $12.51 per share (which was the closing price of AAG common stock on The Nasdaq Global Select Market on April 9, 2020) (the Exercise Price) subject to certain anti-dilution provisions provided for in the PSP Warrant.
Pursuant to the PSP Warrant Agreement, on the PSP Closing Date, May 29, 2020 and June 30, 2020, AAG issued to Treasury a PSP Warrant to purchase up to an aggregate of approximately 6.7 million shares, 2.8 million shares and 2.8 million shares, respectively, of AAG common stock based on the terms described herein. AAG anticipates issuing the final PSP Warrant for approximately 1.4 million shares of AAG common stock on or about July 30, 2020.
The PSP Warrants do not have any voting rights and are freely transferrable, with registration rights. Each PSP Warrant expires on the fifth anniversary of the date of issuance of such PSP Warrant. The PSP Warrants will be exercisable either through net share settlement or cash, at AAG's option. The PSP Warrants were issued solely as compensation to the U.S. Government related to entry into the PSP Agreement. No separate proceeds (apart from the financial assistance described above) were received upon issuance of the PSP Warrants or will be received upon exercise thereof.
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
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PSP Financial Assistance (1)	$(1,803)	$—	$(1,803)	$—
Severance expenses (2)	332	—	537	—
Labor contract expenses (3)	10	—	228	—
Fleet impairment (4)	—	—	743	—
Fleet restructuring expenses (5)	—	77	—	160
Merger integration expenses	—	39	—	76
Mark-to-market adjustments on bankruptcy obligations, net (6)	—	5	(49)	5
Other operating special items, net	(33)	—	(18)	18
Mainline operating special items, net	(1,494)	121	(362)	259

PSP Financial Assistance (1)	(216)	—	(216)	—
Fleet impairment (4)	13	—	106	—
Regional operating special items, net	(203)	—	(110)	—
Operating special items, net	(1,697)	121	(472)	259

Mark-to-market adjustments on equity and other investments, net (7)	—	61	180	(9)
Debt refinancing, extinguishment and other charges	11	8	48	8
Nonoperating special items, net	11	69	228	(1)

(1)	PSP Financial Assistance represents recognition of a portion of financial assistance received from Treasury pursuant to the PSP Agreement. See Note 1 for further information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(2)
Severance expenses principally include salary and medical costs associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to American's operation due to COVID-19.

(3)
Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

(4)
Fleet impairment resulted from American's decision to retire certain aircraft earlier than planned driven by the decline in air travel due to COVID-19. Aircraft retired include Boeing 757, Boeing 767, Airbus A330-300, Embraer 190, certain Embraer 140 and Bombardier CRJ200 aircraft.

The three months ended June 30, 2020 primarily included a non-cash write-down of regional aircraft and spare parts. The six months ended June 30, 2020 included a $773 million non-cash write-down of mainline and regional aircraft and spare parts and $76 million in write-offs of ROU assets and lease return costs. See Note 12 for further information related to these charges.

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

3. Revenue Recognition
Revenue
The following are the significant categories comprising American's reported operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Passenger revenue:
Passenger travel	$1,006	$10,217	$8,085	$18,989
Loyalty revenue - travel (1)	102	794	703	1,680
Total passenger revenue	1,108	11,011	8,788	20,669
Cargo	130	221	277	439
Other:
Loyalty revenue - marketing services	356	594	927	1,172
Other revenue	28	132	144	259
Total other revenue	384	726	1,071	1,431
Total operating revenues	$1,622	$11,958	$10,136	$22,539

(1)	Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Domestic	$1,026	$8,009	$6,806	$15,235
Latin America	34	1,241	1,214	2,612
Atlantic	42	1,407	565	2,080
Pacific	6	354	203	742
Total passenger revenue	$1,108	$11,011	$8,788	$20,669

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

	June 30, 2020	December 31, 2019
	(In millions)
Loyalty program liability	$8,962	$8,615
Air traffic liability	5,119	4,808
Total	$14,081	$13,423
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2019	$8,615
Deferral of revenue	1,149
Recognition of revenue (1)	(802)
Balance at June 30, 2020 (2)	$8,962

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

(2)
Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As of June 30, 2020, American's current loyalty program liability was $2.4 billion and represents American's current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to COVID-19, American will continue to monitor redemption patterns and may adjust its estimates in the future.

The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2020, $2.7 billion of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2019. In response to COVID-19, American extended the contract duration for certain tickets to December 31, 2021, principally those with travel scheduled March 1, 2020 through September 30, 2020. Accordingly, any revenue associated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

with these tickets will be recognized within the next 18 months. Given this change in contract duration and uncertainty surrounding the future demand for air travel, American's estimates of revenue that will be recognized from future flown or unused tickets may be subject to variability and differ from historical experience.
4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2020	December 31, 2019
Secured
2013 Term Loan Facility, variable interest rate of 1.93%, installments through 2025	$1,788	$1,807
2013 Revolving Facility, variable interest rate of 2.17%, due 2024	750	—
2014 Term Loan Facility, variable interest rate of 1.93%, installments through 2027	1,220	1,202
2014 Revolving Facility, variable interest rate of 2.17%, due 2024	1,643	—
April 2016 Term Loan Facility, variable interest rate of 2.18%, installments through 2023	960	970
April 2016 Revolving Facility, variable interest rate of 2.17%, due 2024	450	—
December 2016 Term Loan Facility, variable interest rate of 2.18%, installments through 2023	1,213	1,213
11.75% senior secured notes, interest only payments until due in July 2025	2,500	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 4.03%, maturing from 2020 to 2032	11,410	11,933
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.38% to 5.83%, averaging 2.20%, maturing from 2020 to 2032	4,610	4,727
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.38%, maturing from 2021 to 2036	1,040	725
Total long-term debt	27,584	22,577
Less: Total unamortized debt discount, premium and issuance costs	277	205
Less: Current maturities	2,474	2,246
Long-term debt, net of current maturities	$24,833	$20,126

The maximum availability American had under any undrawn, revolving credit facility was $400 million in a short-term revolving credit facility American entered into in December 2019, all of which was undrawn, as of June 30, 2020. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and certain pre-delivery payments.
2020 Financing Activities
2014 Credit Facilities
In January 2020, American and AAG entered into the Eighth Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (as previously amended, the 2014 Credit Agreement; the revolving credit facility established thereunder, the 2014 Revolving Facility; the term loan facility established thereunder, the 2014 Term Loan Facility; and collectively, the 2014 Credit Facilities), pursuant to which American refinanced the 2014 Term Loan Facility, increasing the total aggregate principal amount outstanding to $1.2 billion, reducing the LIBOR margin from 2.00% to 1.75%, with a LIBOR floor of 0%, and reducing the base rate margin from 1.00% to 0.75%. In addition, the maturity date for the 2014 Term Loan Facility was extended to January 2027 from October 2021.
In April and May 2020, American borrowed $1.6 billion under the 2014 Revolving Facility. The 2014 Revolving Facility bears interest at LIBOR plus a margin of 2.00% and has a final maturity date of October 2024. Following the April and May draws, American had no remaining borrowing capacity available under the 2014 Revolving Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2013 Revolving Facility and April 2016 Revolving Facility
In April 2020, American borrowed $750 million under the 2013 Revolving Facility. The 2013 Revolving Facility bears interest at LIBOR plus a margin of 2.00% and has a final maturity date of October 2024. Following the April draw, American had no remaining borrowing capacity available under the 2013 Revolving Facility.
In April 2020, American borrowed $450 million under the April 2016 Revolving Facility. The April 2016 Revolving Facility bears interest at LIBOR plus a margin of 2.00% and has a final maturity date of October 2024. Following the April draw, American had no remaining borrowing capacity available under the April 2016 Revolving Facility.
Delayed Draw Term Loan Credit Facility
In March 2020, American and AAG entered into a Credit and Guaranty Agreement which provided for a 364-day $1.0 billion senior secured delayed draw term loan credit facility (the Delayed Draw Term Loan Credit Facility), which was scheduled to be due and payable in a single installment on the maturity date in March 2021. In connection with the issuance of the 11.75% senior secured notes due 2025, as described below, the Delayed Draw Term Loan Credit Facility was repaid and the Delayed Draw Term Loan Credit Facility and all of the security documents and other loan documents related thereto were terminated as of June 30, 2020.
11.75% Senior Secured Notes
In June 2020, American issued $2.5 billion aggregate principal amount of 11.75% senior secured notes due 2025 (the Senior Secured Notes) at a price equal to 99% of their aggregate principal amount. The Senior Secured Notes bear interest at a rate of 11.75% per annum (subject to increase if a certain collateral coverage ratio is not met). Interest on the Senior Secured Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021. The Senior Secured Notes will mature on July 15, 2025. The obligations of American under the Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG. The proceeds from the Senior Secured Notes were used to repay and terminate the $1.0 billion Delayed Draw Term Loan Credit Facility (and to terminate all security documents and all other loan documents related thereto) with the remaining amount for general corporate purposes and to enhance its liquidity position.
American may redeem the Senior Secured Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus a make whole premium, together with accrued and unpaid interest, if any, to (but not including) the redemption date.
The Senior Secured Notes are American’s senior secured obligations. Subject to certain limitations and exceptions, the Senior Secured Notes are secured on a first-lien basis by security interests in certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in Australia, Canada, the Caribbean, Central America, China, Hong Kong, Japan, Mexico, South Korea, and Switzerland. American’s obligations with respect to the Senior Secured Notes are also secured on a second-lien basis by security interests in certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in the European Union and the United Kingdom. American may be required to pledge additional collateral in the future under the terms of the Senior Secured Notes, and in certain circumstances may elect to pledge additional collateral as a replacement for existing collateral. The collateral that secures the Senior Secured Notes on a second-lien basis presently secures the 2014 Credit Facilities, on a first-lien basis.
Special Facility Revenue Bonds
In January 2020, American and British Airways announced the start of construction on a $344 million investment to upgrade New York's John F. Kennedy International Airport (JFK) Terminal 8.
In June 2020, the New York Transportation Development Corporation (NYTDC) issued approximately $360 million of special facility revenue bonds (the 2020 JFK Bonds) on behalf of American. A portion of the net proceeds from the 2020 JFK Bonds have been or will be used to fund costs of issuance of the 2020 JFK Bonds, to fund a substantial portion of the cost of the renovation and expansion of a passenger terminal facility (the Terminal) leased and utilized by American at JFK and to fund the August 2020 maturity of the outstanding bonds issued by NYTDC on behalf of American in 2016 (the 2016 JFK Bonds).
American is required to pay debt service on the 2020 JFK Bonds through payments under a loan agreement with NYTDC (as amended), and American and AAG guarantee the 2020 JFK Bonds. American continues to pay debt service on the outstanding 2016 JFK Bonds and American and AAG continue to guarantee the 2016 JFK Bonds. American’s and AAG’s

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

obligations under these guarantees are secured by a leasehold mortgage on American’s lease of the Terminal and related property from the Port Authority of New York and New Jersey.
The 2020 JFK Bonds, in aggregate, were priced at approximately 98% of par value. The gross proceeds from the issuance of the 2020 JFK Bonds were approximately $353 million. Of this amount, approximately $8 million was used to fund the costs of issuance of the 2020 JFK Bonds, approximately $47 million was used to fund the redemption of the 2016 JFK Bonds due August 2020 and approximately $17 million was reimbursed to American for the Terminal construction costs incurred, with the remaining amount of proceeds received to be held in restricted cash and short-term investments on the condensed consolidated balance sheet and to be used to finance a substantial portion of the cost of the renovation and expansion of the Terminal. The 2020 JFK Bonds are comprised of term bonds, $214 million of which bear interest at 5.25% per annum and mature on August 1, 2031, and $146 million of which bear interest at 5.375% per annum and mature on August 1, 2036.
Equipment Notes and Other Notes Payable Issued in 2020
In the six months ended June 30, 2020, American entered into agreements under which it borrowed $197 million in connection with the financing or refinancing, as the case may be, of certain aircraft, of which $17 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2029 through 2032 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 2.27% at June 30, 2020.
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
During the three and six months ended June 30, 2020, American recorded an income tax benefit of $564 million and $1.2 billion, respectively.
6. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2020.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2020
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$7,851	$7,851	$—	$—
Bank notes/certificates of deposit/time deposits	1,131	—	1,131	—
Corporate obligations	367	—	367	—
	9,349	7,851	1,498	—
Restricted cash and short-term investments (1), (4)	539	390	149	—
Long-term investments (3)	128	128	—	—
Total	$10,016	$8,369	$1,647	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(1)
All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.

(2)	American’s short-term investments mature in one year or less except for $484 million of bank notes/certificates of deposit/time deposits and $120 million of corporate obligations.

(3)
Long-term investments primarily include American's equity investment in China Southern Airlines, in which American presently owns a 1.8% equity interest, and are classified in other assets on the condensed consolidated balance sheet.

(4)
Restricted cash and short-term investments primarily includes money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK and collateral held to support workers' compensation obligations.

Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$27,307	$23,284	$22,372	$23,196

7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2020	2019	2020	2019
Service cost	$1	$1	$2	$1
Interest cost	153	175	8	8
Expected return on assets	(251)	(203)	(3)	(4)
Settlements	4	—	—	—
Amortization of:
Prior service cost (benefit)	7	7	(52)	(59)
Unrecognized net loss (gain)	41	38	(5)	(8)
Net periodic benefit cost (income)	$(45)	$18	$(50)	$(62)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2020	2019	2020	2019
Service cost	$1	$1	$3	$2
Interest cost	306	350	14	17
Expected return on assets	(503)	(405)	(6)	(8)
Settlements	4	—	—	—
Amortization of:
Prior service cost (benefit)	14	14	(106)	(118)
Unrecognized net loss (gain)	83	76	(12)	(16)
Net periodic benefit cost (income)	$(95)	$36	$(107)	$(123)

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
Pursuant to the CARES Act, minimum required pension contributions to be made in the calendar year 2020 can be deferred to January 1, 2021, with interest accruing from the original due date to the new payment date. American expects to defer its $193 million 2020 minimum required contributions to January 1, 2021, which American intends to pay on December 31, 2020.
8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2019	$(5,218)	$(2)	$(1,203)		$(6,423)
Other comprehensive income (loss) before reclassifications	(152)	(1)	34		(119)
Amounts reclassified from AOCI	(17)	—	4	(2)	(13)
Net current-period other comprehensive income (loss)	(169)	(1)	38		(132)
Balance at June 30, 2020	$(5,387)	$(3)	$(1,165)		$(6,555)

(1)	Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.

(2)	Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(34)	$(41)	$(71)	$(81)	Nonoperating other income (expense), net
Actuarial loss	30	23	57	47	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$(4)	$(18)	$(14)	$(34)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

9. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Aircraft fuel and related taxes	$92	$487	$480	$909
Salaries, wages and benefits	71	85	155	165
Capacity purchases from third-party regional carriers (1)	570	907	1,483	1,765
Maintenance, materials and repairs	1	5	6	9
Other rent and landing fees	98	154	242	313
Aircraft rent	3	8	8	15
Selling expenses	14	105	94	197
Depreciation and amortization	71	71	141	138
Special items, net	(203)	—	(110)	—
Other	39	89	148	191
Total regional expenses	$756	$1,911	$2,647	$3,702

(1)
During the three months ended June 30, 2020 and 2019, American recognized $61 million and $149 million, respectively, of expense under its capacity purchase agreement with Republic Airline Inc. (Republic). During the six months ended June 30, 2020 and 2019, American recognized $211 million and $292 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	June 30, 2020	December 31, 2019
AAG (1)	$11,229	$14,597
AAG’s wholly-owned subsidiaries (2)	(2,082)	(2,146)
Total	$9,147	$12,451

(1)
The decrease in American’s net related party receivable from AAG is primarily due to cash received from the proceeds of AAG financing transactions including the PSP Promissory Note, the 6.50% convertible senior notes and the issuance of 85.2 million shares of AAG common stock pursuant to a public stock offering.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported by AAG from time to time in its quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. In February 2020, 2.2 million shares of AAG common stock were distributed from the Disputed Claims Reserve. After giving effect to this distribution, as of June 30, 2020, the Disputed Claims Reserve held 4.8 million shares of AAG common stock.
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
Pension Benefits Action. On December 11, 2018, a lawsuit captioned Torres, et al. v. American Airlines, Inc., The Employee Benefits Committee and John/Jane Does 1-5, was filed in the United States District Court for the Northern District of Texas. The plaintiffs in this lawsuit purport to represent a class consisting of all participants in and beneficiaries under each of American's defined benefit pension plans (except the pilot plan) who elected to receive an optional form of benefit other than a lump sum distribution of a participant’s vested benefit. Under the Employee Retirement Income Security Act, participants covered by defined benefit plans accrue retirement benefits in the form of a single life annuity payable upon retirement on a monthly basis until the employee’s death, and may elect certain alternative forms of benefit payments. Plaintiffs contend that the mortality tables used by American for purposes of calculations related to these alternative forms of benefits are outdated and that more recent mortality tables would have provided more generous benefits and should have been used to make those calculations. The parties have agreed to settle the case on an individual basis with the named plaintiffs, as well as a pilot who has threatened to bring suit under the pilot plan, for less than $1 million, which represents actual damages to the named and purported plaintiffs and attorneys' fees. The court has vacated the trial setting and all other deadlines and administratively closed the case, pending receipt of dismissal papers.

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
As previously discussed, in the first six months of 2020, American's operations, liquidity and stock price were significantly impacted by decreased passenger demand and government travel restrictions due to COVID-19. Additionally, American decided to retire certain mainline aircraft earlier than planned including Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. As a result of these events and circumstances, American performed impairment tests on its long-lived assets in connection with the preparation of American's financial statements.
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
As a result of the impairment tests performed on American's long-lived assets, American determined the sum of the estimated undiscounted future cash flows exceeded the $43.0 billion carrying value for its long-lived assets except for the aircraft being retired earlier than planned as discussed above. For those aircraft and certain related spare parts, American recorded impairment charges reflecting the difference between the carrying values of these assets and their fair values of $12 million and $827 million for the three and six months ended June 30, 2020, respectively. Fair value reflects management’s best estimate including inputs from published pricing guides and bids from third parties as well as contracted sales agreements when applicable. Due to the inherent uncertainties of the current operating environment, American will continue to evaluate its current fleet (including aircraft in temporary storage) and may decide to permanently retire additional aircraft.
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
American performed interim impairment tests on its goodwill and indefinite-lived intangible assets as a result of the events and circumstances previously discussed due to the impact of COVID-19 on its business. In accordance with ASC 350, for goodwill, American performed a quantitative analysis by using a market approach. Under the market approach, the fair value of the reporting unit was determined based on quoted market prices for equity and the fair value of debt as described in Note 6. The fair value exceeded the carrying value of the reporting unit, and American's $4.1 billion of goodwill was not impaired.
Additionally, American performed interim qualitative impairment tests on its $1.8 billion of indefinite-lived intangible assets and determined there was no material impairment.
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
Financial Overview
Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While our business performed largely as expected in January and February of 2020, a severe reduction in air travel starting in March 2020 resulted in our total operating revenues decreasing approximately 20% in the first quarter of 2020 and 86% in the second quarter of 2020 as compared to the first and second quarter of 2019, respectively. While the length and severity of the reduction in demand due to COVID-19 is uncertain, we expect our results of operations for the remainder of 2020 to be severely impacted.
We have taken aggressive actions to mitigate the effect of COVID-19 on our business including deep capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position. We remain extremely focused on taking all self-help measures available to manage our business during this unprecedented time, consistent with the terms of the financial assistance we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security (CARES) Act which, among other things, includes obligations regarding minimum air service and restrictions on involuntary workforce actions.
Capacity Reductions
We have significantly reduced our capacity (as measured by available seat miles), with the second quarter of 2020 flying decreased by 76% year-over-year and third quarter of 2020 flying expected to decrease by approximately 60% year-over-year. The demand environment continues to be uncertain as COVID-19 cases have increased and new travel restrictions have been put into place. Due to this uncertainty, we will continue to adjust our future capacity to match developing trends in bookings for future travel and make further adjustments to our capacity as needed.
We also announced changes to our international schedule for winter 2020 through summer 2021. We expect our summer 2021 long-haul international capacity to be down 25% compared to 2019, and also plan to exit 19 international routes from six hubs. These changes will allow us to reset our international network for future growth as demand returns.
Fleet
To better align our network with lower passenger demand, we accelerated the retirement of Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. These retirements remove complexity from our operation and bring forward cost savings and efficiencies associated with operating fewer aircraft types. See Note 13 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on the accounting for our fleet retirements. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our current fleet and may decide to permanently retire additional aircraft. In addition, we have placed a significant number of aircraft, including our A330-200 fleet and a number of Boeing 737-800 and certain regional aircraft, into temporary storage.
Cost Reductions
We are moving quickly to better align our costs with our reduced schedule. In aggregate, we estimate that we have reduced our 2020 operating and capital expenditures by more than $15.0 billion. These savings have been achieved primarily through capacity reductions. In addition, we have implemented a series of actions, including the accelerated fleet retirements discussed above as well as reductions in maintenance expense and non-aircraft capital expenditures through less fleet modification work, the elimination of ground service equipment purchases and pausing all non-critical facility investments and information technology projects. We have also suspended all non-essential hiring, paused non-contractual pay rate increases, reduced executive and board of director compensation, implemented voluntary leave and early retirement programs and decreased our management and support staff team, including officers, by approximately

5,100 positions, or 30%, to reduce our labor costs consistent with our obligations under the CARES Act. In total, more than 41,000 team members have opted for an early retirement, a reduced work schedule or partially paid leave. Additionally, we have made reductions in marketing, contractor, event and training expenses as well as consolidated space at airport facilities.
On July 15, 2020, we informed approximately 25,000 U.S.-based employees, either directly or through a union representative, of the possibility of a workforce reduction at their work location. We expect that any workforce reductions will take effect on or after October 1, 2020. In connection with this notification, we announced enhanced voluntary leave and early-out programs available to members of certain represented workgroups, who must opt-in by July 31, 2020.
Liquidity
At June 30, 2020, we had $10.2 billion in total available liquidity, consisting of $9.8 billion in unrestricted cash and short-term investments and $400 million in an undrawn short-term revolving facility.
During the first six months of 2020, we completed the following financing transactions (see Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information):

•	refinanced the $1.2 billion 2014 Term Loan Facility at a lower interest rate and extended the maturity from 2021 to 2027;

•	issued $500 million in aggregate principal amount of 3.75% unsecured senior notes due 2025 and repaid $500 million of 4.625% unsecured senior notes that matured in March 2020;

•	borrowed $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility;

•	issued $1.0 billion in aggregate principal amount of 6.50% convertible senior notes due 2025;

•	issued 85.2 million shares of AAG common stock at a price of $13.50 per share pursuant to a public offering of common stock for net proceeds of $1.1 billion;

•
issued $2.5 billion in aggregate principal amount of 11.75% senior secured notes due 2025 and repaid the $1.0 billion senior secured delayed draw term loan credit facility that we borrowed in March 2020;

•	issued approximately $360 million in special facility revenue bonds, of which $47 million was used to fund the redemption of certain outstanding bonds;

•	raised $336 million from aircraft sale-leaseback transactions; and

•	raised $197 million from aircraft financings, of which $17 million was used to repay existing indebtedness.
We have also been approved to receive an aggregate of $5.8 billion in financial assistance to be paid in installments through the payroll support program (Payroll Support Program) under the CARES Act. As of June 30, 2020, we had received $5.2 billion of such financial assistance and we had issued a promissory note (the PSP Promissory Note) to the U.S. Department of the Treasury (Treasury) for $1.5 billion in aggregate principal amount as well as warrants to purchase up to an aggregate of approximately 12.3 million shares of AAG common stock. See Note 1 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for further information on the Payroll Support Program. Separately, American has signed a term sheet with Treasury for a $4.75 billion secured loan under the CARES Act.
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
On July 22, 2020, American entered into a commitment letter for the sale of $1.2 billion of senior secured notes with the proceeds to be used for general corporate purposes. We presently expect this transaction to close in the third quarter of 2020, subject to the satisfaction of closing conditions, including the completion of definitive documentation. Refer to the Form 8-K filed on July 23, 2020 for further detail on this financing commitment.
We continue to evaluate future financing opportunities and have engaged third-party appraisers to evaluate some of our unencumbered assets. We expect to pledge a portion of these unencumbered assets as collateral for future financings, including as part of the approximately $4.75 billion secured loan under the CARES Act for which American has signed a term sheet with Treasury as well as the $1.2 billion commitment for senior secured notes discussed above.
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
Recent Developments
On July 16, 2020, we announced our intention to enter into a strategic relationship with JetBlue Airways Corp. This arrangement, once finalized, includes an alliance agreement with reciprocal codesharing on domestic and international routes from New York (JFK, LGA and EWR) and Boston, and will provide for reciprocal loyalty program benefits. The arrangement does not include JetBlue's future transatlantic flying. In addition, we announced new nonstop international service from JFK to Tel Aviv (TLV) and seasonal service to Athens (ATH), expected to commence upon implementation of the alliance agreement. We also plan to return seasonal service from JFK to Rio De Janeiro (GIG) beginning in the winter of 2021. The implementation of the alliance agreement and commencement of these new routes are subject to governmental review.
AAG’s Second Quarter 2020 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended June 30,		Decrease	Percent Decrease
	2020	2019
	(In millions, except percentage changes)
Passenger revenue	$1,108	$11,011	$(9,903)	(89.9)
Cargo revenue	130	221	(91)	(41.0)
Other operating revenue	384	728	(344)	(47.2)
Total operating revenues	1,622	11,960	(10,338)	(86.4)
Mainline and regional aircraft fuel and related taxes	309	2,482	(2,173)	(87.6)
Salaries, wages and benefits	2,538	3,200	(662)	(20.7)
Total operating expenses	4,108	10,807	(6,699)	(62.0)
Operating income (loss)	(2,486)	1,153	(3,639)	nm (2)
Pre-tax income (loss)	(2,659)	882	(3,541)	nm
Income tax provision (benefit)	(592)	220	(812)	nm
Net income (loss)	(2,067)	662	(2,729)	nm

Pre-tax income (loss) – GAAP	$(2,659)	$882	$(3,541)	nm
Adjusted for: Pre-tax net special items (1)	(1,661)	190	(1,851)	nm
Pre-tax income (loss) excluding net special items	$(4,320)	$1,072	$(5,392)	nm

(1)	See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.

(2)	Not meaningful or greater than 100% change.

Pre-Tax Income (Loss) and Net Income (Loss)
Pre-tax loss and net loss were $2.7 billion and $2.1 billion, respectively, in the second quarter of 2020. This compares to second quarter 2019 pre-tax income and net income of $882 million and $662 million, respectively. The quarter-over-quarter decrease in our pre-tax income was principally driven by lower revenues as a result of a decline in passenger demand and government travel restrictions related to the outbreak and spread of COVID-19. This decline in revenues was offset in part by a decrease in expenses due to our reduced schedule and cost reduction actions described above as well as other Payroll Support Program financial assistance (the PSP Financial Assistance) recognized in the second quarter of 2020. See Notes 1 and 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on the PSP Financial Assistance and net special items, respectively.
Excluding the effects of pre-tax net special items, pre-tax loss was $4.3 billion in the second quarter of 2020 and pre-tax income was $1.1 billion in the second quarter of 2019. The quarter-over-quarter decrease in our pre-tax income excluding pre-tax net special items was principally driven by lower revenues and decreased expenses due to our reduced schedule and cost reduction actions as described above.
Revenue
In the second quarter of 2020, we reported total operating revenues of $1.6 billion, a decrease of $10.3 billion, or 86.4%, as compared to the second quarter of 2019. Passenger revenue was $1.1 billion in the second quarter of 2020, a decrease of $9.9 billion, or 89.9%, as compared to the second quarter of 2019. The decrease in passenger revenue in the second quarter of 2020 was due to a decline in passenger demand and government travel restrictions related to COVID-19, resulting in an 88.5% quarter-over-quarter decrease in revenue passenger miles (RPMs) and a 44.3 point decrease in passenger load factor.
Cargo revenue decreased $91 million, or 41.0%, as compared to the second quarter of 2019, primarily due to a 72.6% decrease in cargo ton miles reflecting declines in freight volumes, principally as a result of international schedule reductions.
Other operating revenue decreased $344 million, or 47.2%, as compared to the second quarter of 2019, driven primarily by lower revenue associated with our loyalty program and airport clubs.
Our total revenue per available seat mile (TRASM) was 9.50 cents in the second quarter of 2020, a 42.6% decrease as compared to 16.54 cents in the second quarter of 2019.
Fuel
Our mainline and regional fuel expense totaled $309 million in the second quarter of 2020, which was $2.2 billion, or 87.6%, lower as compared to the second quarter of 2019. This decrease was primarily driven by a 76.3% decrease in gallons of fuel consumed as a result of lower capacity and a 47.5% decrease in the average price per gallon of aircraft fuel including related taxes to $1.13 in the second quarter of 2020 from $2.14 in the second quarter of 2019.
As of June 30, 2020, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Although spot prices for oil and jet fuel are presently very low by historical standards, we do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, the forward curve for the purchase of such products, or hedges related to such products, is very steep, any hedging would potentially require significant capital or collateral to be placed at risk, and our future fuel needs remain unclear due to uncertainties regarding air travel demand. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. In particular, the COVID-19 pandemic has resulted in a very rapid deterioration in general economic conditions.
Our 2020 second quarter total cost per available seat mile (CASM) was 24.05 cents, an increase of 61.0%, from 14.94 cents in the second quarter of 2019. Lower than planned capacity in the second quarter of 2020 due to decreased passenger demand and government travel restrictions related to COVID-19 drove the increase in our CASM, offset in part by the PSP Financial Assistance recognized in the second quarter of 2020.

Our 2020 second quarter CASM excluding net special items and fuel was 32.04 cents, as compared to 11.34 cents in the second quarter of 2019. The increase was primarily driven by lower capacity in the second quarter of 2020 as described above.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) - GAAP	$(2,659)	$882	$(5,549)	$1,128
Pre-tax net special items (1):
Operating special items, net	(1,672)	121	(447)	259
Nonoperating special items, net	11	69	228	(1)
Total pre-tax net special items	(1,661)	190	(219)	258
Pre-tax income (loss) excluding net special items	$(4,320)	$1,072	$(5,768)	$1,386

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

Additionally, the table below presents the reconciliation of total operating expenses (GAAP measure) to total operating costs excluding net special items and fuel (non-GAAP measure). Management uses total operating costs excluding net special items and aircraft fuel to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. The adjustment to exclude aircraft fuel and net special items allows management an additional tool to understand and analyze our non-fuel costs and core operating performance. Amounts may not recalculate due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Total Operating Costs per Available Seat Mile (CASM) Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses - GAAP	$4,108	$10,807	$15,171	$21,016
Operating net special items:
Mainline operating special items, net (1)	1,494	(121)	362	(259)
Regional operating special items, net	178	—	85	—
Fuel:
Aircraft fuel and related taxes - mainline	(217)	(1,995)	(1,612)	(3,722)
Aircraft fuel and related taxes - regional	(92)	(487)	(480)	(909)
Total operating expenses, excluding net special items and fuel	$5,471	$8,204	$13,526	$16,126
(In millions)
Total Available Seat Miles (ASM)	17,081	72,322	79,180	138,996
(In cents)
Total operating CASM	24.05	14.94	19.16	15.12
Operating net special items per ASM:
Mainline operating special items, net (1)	8.75	(0.17)	0.46	(0.19)
Regional operating special items, net	1.04	—	0.11	—
Fuel per ASM:
Aircraft fuel and related taxes - mainline	(1.27)	(2.76)	(2.04)	(2.68)
Aircraft fuel and related taxes - regional	(0.54)	(0.67)	(0.61)	(0.65)
Total operating CASM, excluding net special items and fuel	32.04	11.34	17.08	11.60

(1)	See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2020	2019			2020	2019
Revenue passenger miles (millions) (a)	7,231	62,658	(88.5)%		52,402	117,460	(55.4)%
Available seat miles (millions) (b)	17,081	72,322	(76.4)%		79,180	138,996	(43.0)%
Passenger load factor (percent) (c)	42.3	86.6	(44.3	)pts	66.2	84.5	(18.3	)pts
Yield (cents) (d)	15.32	17.57	(12.8)%		16.77	17.60	(4.7)%
Passenger revenue per available seat mile (cents) (e)	6.48	15.22	(57.4)%		11.10	14.87	(25.4)%
Total revenue per available seat mile (cents) (f)	9.50	16.54	(42.6)%		12.80	16.22	(21.1)%
Aircraft at end of period (g)	1,394	1,579	(11.7)%		1,394	1,579	(11.7)%
Fuel consumption (gallons in millions)	275	1,158	(76.3)%		1,246	2,211	(43.6)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.13	2.14	(47.5)%		1.68	2.09	(19.8)%
Full-time equivalent employees at end of period	107,400	133,800	(19.7)%		107,400	133,800	(19.7)%
Operating cost per available seat mile (cents) (h)	24.05	14.94	61.0%		19.16	15.12	26.7%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenue divided by ASMs.

(f)	Total revenue per available seat mile (TRASM) – Total revenues divided by ASMs.

(g)
Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes 22 mainline and 20 regional aircraft that are in temporary storage as follows: 15 Airbus A330-200, 13 Embraer 175, seven Boeing 737-800, four Embraer 145 and three Bombardier CRJ700 aircraft.

(h)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
As discussed above, our results of operations for the three months ended June 30, 2020 were significantly impacted by COVID-19. As a result, the comparison of these results to the three months ended June 30, 2019 are largely not meaningful. Refer to the "Financial Overview" above for discussion of our second quarter of 2020 financial results and the impact of COVID-19 on our business.

Operating Revenues

	Three Months Ended June 30,		Decrease	Percent Decrease
	2020	2019
	(In millions, except percentage changes)
Passenger	$1,108	$11,011	$(9,903)	(89.9)
Cargo	130	221	(91)	(41.0)
Other	384	728	(344)	(47.2)
Total operating revenues	$1,622	$11,960	$(10,338)	(86.4)
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Decrease vs. Three Months Ended June 30, 2019
	Three Months Ended June 30, 2020	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$1,108	(88.5)%	(76.4)%	(44.3	)pts	(12.8)%	(57.4)%
Total operating revenues in the second quarter of 2020 decreased $10.3 billion, or 86.4%, from the second quarter of 2019, primarily due to a decline in passenger demand and government travel restrictions related to COVID-19.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$217	$1,995	$(1,778)	(89.1)
Salaries, wages and benefits	2,538	3,200	(662)	(20.7)
Maintenance, materials and repairs	287	575	(288)	(50.1)
Other rent and landing fees	315	535	(220)	(41.2)
Aircraft rent	334	334	—	—
Selling expenses	43	401	(358)	(89.1)
Depreciation and amortization	499	489	10	1.9
Mainline operating special items, net	(1,494)	121	(1,615)	nm
Other	568	1,271	(703)	(55.3)
Regional expenses:
Aircraft fuel and related taxes	92	487	(395)	(81.1)
Other	709	1,399	(690)	(49.3)
Total operating expenses	$4,108	$10,807	$(6,699)	(62.0)
Total operating expenses decreased $6.7 billion, or 62.0%, in the second quarter of 2020 from the second quarter of 2019 due to our reduced schedule and cost reduction actions as described in the "Financial Overview" above.

Operating Special Items, Net

	Three Months Ended June 30,
	2020	2019
	(In millions)
PSP Financial Assistance (1)	$(1,803)	$—
Severance expenses (2)	332	—
Labor contract expenses (3)	10	—
Fleet restructuring expenses (4)	—	77
Merger integration expenses	—	39
Mark-to-market adjustments on bankruptcy obligations, net (5)	—	5
Other operating special items, net	(33)	—
Mainline operating special items, net	(1,494)	121

PSP Financial Assistance (1)	(216)	—
Fleet impairment (6)	24	—
Severance expenses (2)	14	—
Regional operating special items, net	(178)	—
Operating special items, net	$(1,672)	$121

(1)
PSP Financial Assistance represents recognition of a portion of financial assistance received from Treasury pursuant to the PSP Agreement. See Note 1 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for further information.

(2)
Severance expenses principally include salary and medical costs associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to COVID-19.

(3)
Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers (the TWU-IAM Association) for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

(4)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.

(5)	Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

(6)
Fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven by the decline in air travel due to COVID-19. Aircraft retired include certain Embraer 140 and Bombardier CRJ200 aircraft. The three months ended June 30, 2020 primarily included a non-cash write-down of regional aircraft and spare parts. See Note 13 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information related to these charges.

Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Interest income	$10	$35	$(25)	(72.5)
Interest expense, net	(254)	(275)	21	(7.5)
Other income (expense), net	71	(31)	102	nm
Total nonoperating expense, net	$(173)	$(271)	$98	(36.1)
Interest income and interest expense, net decreased in the second quarter of 2020 compared to the second quarter of 2019 generally as a result of lower returns on our short-term investments and lower interest rates on our variable-rate debt, respectively.
In the second quarter of 2020, other nonoperating expense, net included $98 million of non-service related pension and other postretirement benefit plan income, offset in part by $11 million of net special charges associated with debt refinancings and extinguishments and $10 million of net foreign currency losses, principally associated with losses from Latin American currencies.
In the second quarter of 2019, other nonoperating expense, net included $69 million of net special charges principally for mark-to-market unrealized losses associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines) and certain treasury rate lock derivative instruments and $11 million of net foreign currency losses, principally associated with losses from Latin American currencies. These charges were offset in part by $46 million of non-service related pension and other postretirement benefit plan income.
The increase in non-service related pension and other postretirement benefit plan income in the second quarter of 2020 as compared to the second quarter of 2019 is principally due to an increase in the expected return on pension plan assets.
Income Taxes
In the second quarter of 2020, we recorded an income tax benefit of $592 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
As discussed above, our results of operations for the six months ended June 30, 2020 were significantly impacted by COVID-19. As a result, the comparison of these results to the six months ended June 30, 2019 are largely not meaningful. Refer to the "Financial Overview" above for discussion of our first six months of 2020 financial results and the impact of COVID-19 on our business.
Operating Revenues

	Six Months Ended June 30,		Decrease	Percent Decrease
	2020	2019
	(In millions, except percentage changes)
Passenger	$8,788	$20,669	$(11,881)	(57.5)
Cargo	277	439	(162)	(36.9)
Other	1,072	1,436	(364)	(25.4)
Total operating revenues	$10,137	$22,544	$(12,407)	(55.0)

This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Decrease vs. Six Months Ended June 30, 2019
	Six Months Ended June 30, 2020	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$8,788	(55.4)%	(43.0)%	(18.3	)pts	(4.7)%	(25.4)%
Total operating revenues in the first six months of 2020 decreased $12.4 billion, or 55.0%, from the first six months of 2019, primarily due to a decline in passenger demand and government travel restrictions related to COVID-19.
Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,612	$3,722	(2,110)	(56.7)
Salaries, wages and benefits	5,679	6,290	(611)	(9.7)
Maintenance, materials and repairs	915	1,136	(221)	(19.4)
Other rent and landing fees	783	1,039	(256)	(24.6)
Aircraft rent	669	661	8	1.2
Selling expenses	348	771	(423)	(54.8)
Depreciation and amortization	1,059	969	90	9.2
Mainline operating special items, net	(362)	259	(621)	nm
Other	1,744	2,521	(777)	(30.8)
Regional expenses:
Aircraft fuel and related taxes	480	909	(429)	(47.2)
Other	2,244	2,739	(495)	(18.1)
Total operating expenses	$15,171	$21,016	(5,845)	(27.8)
Total operating expenses decreased $5.8 billion, or 27.8%, in the first six months of 2020 from the first six months of 2019 due to our reduced schedule and cost reduction actions as described in the "Financial Overview" above.
Depreciation and amortization increased $90 million, or 9.2%, in the first six months of 2020 from the first six months of 2019 due in part to accelerated depreciation for certain aircraft and related equipment expected to be retired earlier than planned. Depreciation associated with facility improvements also contributed to the increase.

Operating Special Items, Net

	Six Months Ended June 30,
	2020	2019
	(In millions)
PSP Financial Assistance (1)	$(1,803)	$—
Fleet impairment (2)	743	—
Severance expenses (3)	537	—
Labor contract expenses (4)	228	—
Fleet restructuring expenses (5)	—	160
Merger integration expenses	—	76
Mark-to-market adjustments on bankruptcy obligations, net (6)	(49)	5
Other operating special items, net	(18)	18
Mainline operating special items, net	(362)	259

PSP Financial Assistance (1)	(216)	—
Fleet impairment (2)	117	—
Severance expenses (3)	14	—
Regional operating special items, net	(85)	—
Operating special items, net	$(447)	$259

(1)
PSP Financial Assistance represents recognition of a portion of financial assistance received from Treasury pursuant to the PSP Agreement. See Note 1 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for further information.

(2)
Fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven by the decline in air travel due to COVID-19. Aircraft retired include Boeing 757, Boeing 767, Airbus A330-300, Embraer 190, certain Embraer 140 and Bombardier CRJ200 aircraft.

The six months ended June 30, 2020 included a $784 million non-cash write-down of mainline and regional aircraft and spare parts and $76 million in write-offs of right-of-use (ROU) assets and lease return costs. See Note 13 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information related to these charges.

(3)
Severance expenses principally include salary and medical costs associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to COVID-19.

(4)
Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the TWU-IAM Association for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

(5)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.

(6)	Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Interest income	$31	$68	$(37)	(54.7)
Interest expense, net	(512)	(546)	34	(6.2)
Other income (expense), net	(34)	78	(112)	nm
Total nonoperating expense, net	$(515)	$(400)	$(115)	28.6
Interest income and interest expense, net decreased in the first six months of 2020 compared to the first six months of 2019 generally as a result of lower returns on our short-term investments and lower interest rates on our variable-rate debt, respectively.
In the first six months of 2020, other nonoperating income, net included $228 million of net special charges principally for mark-to-market unrealized losses associated with our equity investment in China Southern Airlines and certain treasury rate lock derivative instruments and $15 million of net foreign currency losses, principally associated with losses from Latin American currencies, offset in part by $207 million of non-service related pension and other postretirement benefit plan income.
In the first six months of 2019, other nonoperating income, net principally included $89 million of non-service related pension and other postretirement benefit plan income, offset in part by $13 million of net foreign currency losses, principally associated with losses from Latin American currencies.
The increase in non-service related pension and other postretirement benefit plan income in the first six months of 2020 as compared to the first six months of 2019 is principally due to an increase in the expected return on pension plan assets.
Income Taxes
In the first six months of 2020, we recorded an income tax benefit of $1.2 billion. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
As discussed above, American's results of operations for the three months ended June 30, 2020 were significantly impacted by COVID-19. As a result, the comparison of these results to the three months ended June 30, 2019 are largely not meaningful. Refer to the "Financial Overview" above for discussion of American's second quarter of 2020 financial results and the impact of COVID-19 on American's business.
Operating Revenues

	Three Months Ended June 30,		Decrease	Percent Decrease
	2020	2019
	(In millions, except percentage changes)
Passenger	$1,108	$11,011	$(9,903)	(89.9)
Cargo	130	221	(91)	(41.0)
Other	384	726	(342)	(47.1)
Total operating revenues	$1,622	$11,958	$(10,336)	(86.4)
Total operating revenues in the second quarter of 2020 decreased $10.3 billion, or 86.4%, from the second quarter of 2019, primarily due to a decline in passenger demand and government travel restrictions related to COVID-19.

Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$217	$1,995	$(1,778)	(89.1)
Salaries, wages and benefits	2,538	3,198	(660)	(20.6)
Maintenance, materials and repairs	287	575	(288)	(50.1)
Other rent and landing fees	315	535	(220)	(41.2)
Aircraft rent	334	334	—	—
Selling expenses	43	401	(358)	(89.1)
Depreciation and amortization	499	489	10	1.9
Mainline operating special items, net	(1,494)	121	(1,615)	nm
Other	568	1,272	(704)	(55.4)
Regional expenses:
Aircraft fuel and related taxes	92	487	(395)	(81.1)
Other	664	1,424	(760)	(53.4)
Total operating expenses	$4,063	$10,831	$(6,768)	(62.5)
Total operating expenses decreased $6.8 billion, or 62.5%, in the second quarter of 2020 from the second quarter of 2019 due to American's reduced schedule and cost reduction actions as described in the "Financial Overview" above.
Operating Special Items, Net

	Three Months Ended June 30,
	2020	2019
	(In millions)
PSP Financial Assistance (1)	$(1,803)	$—
Severance expenses (2)	332	—
Labor contract expenses (3)	10	—
Fleet restructuring expenses (4)	—	77
Merger integration expenses	—	39
Mark-to-market adjustments on bankruptcy obligations, net (5)	—	5
Other operating special items, net	(33)	—
Mainline operating special items, net	(1,494)	121

PSP Financial Assistance (1)	(216)	—
Fleet impairment (6)	13	—
Regional operating special items, net	(203)	—
Operating special items, net	$(1,697)	$121

(1)
PSP Financial Assistance represents recognition of a portion of financial assistance received from Treasury pursuant to the PSP Agreement. See Note 1 to American's Condensed Consolidated Financial Statements in Part I, Item 1B for further information.

(2)
Severance expenses principally include salary and medical costs associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to American's operation due to COVID-19.

(3)
Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the TWU-IAM Association for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

(4)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.

(5)	Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.

(6)
Fleet impairment resulted from American's decision to retire certain aircraft earlier than planned driven by the decline in air travel due to COVID-19. Aircraft retired include certain Embraer 140 and Bombardier CRJ200 aircraft. The three months ended June 30, 2020 primarily included a non-cash write-down of regional aircraft and spare parts. See Note 12 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for further information related to these charges.

Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Interest income	$92	$132	$(40)	(30.6)
Interest expense, net	(255)	(277)	22	(8.1)
Other income (expense), net	72	(31)	103	nm
Total nonoperating expense, net	$(91)	$(176)	$85	(48.1)
Interest income and interest expense, net decreased in the second quarter of 2020 compared to the second quarter of 2019 generally as a result of lower returns on American's short-term investments and lower interest rates on American's variable-rate debt, respectively.
In the second quarter of 2020, other nonoperating expense, net included $98 million of non-service related pension and other postretirement benefit plan income, offset in part by $11 million of net special charges associated with debt refinancings and extinguishments and $10 million of net foreign currency losses, principally associated with losses from Latin American currencies.
In the second quarter of 2019, other nonoperating expense, net included $69 million of net special charges principally for mark-to-market unrealized losses associated with American's equity investment in China Southern Airlines and certain treasury rate lock derivative instruments and $11 million of net foreign currency losses, principally associated with losses from Latin American currencies. These charges were offset in part by $46 million of non-service related pension and other postretirement benefit plan income.
The increase in non-service related pension and other postretirement benefit plan income in the second quarter of 2020 as compared to the second quarter of 2019 is principally due to an increase in the expected return on pension plan assets.
Income Taxes
American is part of the AAG consolidated income tax return.
In the second quarter of 2020, American recorded an income tax benefit of $564 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
As discussed above, American's results of operations for the six months ended June 30, 2020 were significantly impacted by COVID-19. As a result, the comparison of these results to the six months ended June 30, 2019 are largely not meaningful. Refer to the "Financial Overview" above for discussion of American's first six months of 2020 financial results and the impact of COVID-19 on American's business.
Operating Revenues

	Six Months Ended June 30,		Decrease	Percent Decrease
	2020	2019
	(In millions, except percentage changes)
Passenger	$8,788	$20,669	$(11,881)	(57.5)
Cargo	277	439	(162)	(36.9)
Other	1,071	1,431	(360)	(25.2)
Total operating revenues	$10,136	$22,539	$(12,403)	(55.0)
Total operating revenues in the first six months of 2020 decreased $12.4 billion, or 55.0%, from the first six months of 2019, primarily due to a decline in passenger demand and government travel restrictions related to COVID-19.
Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,612	$3,722	$(2,110)	(56.7)
Salaries, wages and benefits	5,676	6,286	(610)	(9.7)
Maintenance, materials and repairs	915	1,136	(221)	(19.4)
Other rent and landing fees	783	1,039	(256)	(24.6)
Aircraft rent	669	661	8	1.2
Selling expenses	348	771	(423)	(54.8)
Depreciation and amortization	1,059	969	90	9.2
Mainline operating special items, net	(362)	259	(621)	nm
Other	1,765	2,522	(757)	(30.0)
Regional expenses:
Aircraft fuel and related taxes	480	909	(429)	(47.2)
Other	2,167	2,793	(626)	(22.4)
Total operating expenses	$15,112	$21,067	$(5,955)	(28.3)
Total operating expenses decreased $6.0 billion, or 28.3%, in the first six months of 2020 from the first six months of 2019 due to American's reduced schedule and cost reduction actions as described in the "Financial Overview" above.
Depreciation and amortization increased $90 million, or 9.2%, in the first six months of 2020 from the first six months of 2019 due in part to accelerated depreciation for certain aircraft and related equipment expected to be retired earlier than planned. Depreciation associated with facility improvements also contributed to the increase.

Operating Special Items, Net

	Six Months Ended June 30,
	2020	2019
	(In millions)
PSP Financial Assistance (1)	$(1,803)	$—
Fleet impairment (2)	743	—
Severance expenses (3)	537	—
Labor contract expenses (4)	228	—
Fleet restructuring expenses (5)	—	160
Merger integration expenses	—	76
Mark-to-market adjustments on bankruptcy obligations, net (6)	(49)	5
Other operating special items, net	(18)	18
Mainline operating special items, net	$(362)	$259

PSP Financial Assistance (1)	(216)	—
Fleet impairment (2)	106	—
Regional operating special items, net	(110)	—
Operating special items, net	$(472)	$259

(1)
PSP Financial Assistance represents recognition of a portion of financial assistance received from Treasury pursuant to the PSP Agreement. See Note 1 to American's Condensed Consolidated Financial Statements in Part I, Item 1B for further information.

(2)
Fleet impairment resulted from American's decision to retire certain aircraft earlier than planned driven by the decline in air travel due to COVID-19. Aircraft retired include Boeing 757, Boeing 767, Airbus A330-300, Embraer 190, certain Embraer 140 and Bombardier CRJ200 aircraft.

The six months ended June 30, 2020 included a $773 million non-cash write-down of mainline and regional aircraft and spare parts and $76 million in write-offs of ROU assets and lease return costs. See Note 12 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for further information related to these charges.

(3)
Severance expenses principally include salary and medical costs associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to American's operation due to COVID-19.

(4)
Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the TWU-IAM Association for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

(5)	Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.

(6)	Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.

Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Interest income	$196	$258	$(62)	(24.2)
Interest expense, net	(515)	(554)	39	(7.1)
Other income (expense), net	(33)	79	(112)	nm
Total nonoperating expense, net	$(352)	$(217)	$(135)	62.1
Interest income and interest expense, net decreased in the first six months of 2020 compared to the first six months of 2019 generally as a result of lower returns on American's short-term investments and lower interest-bearing related party receivables from American's parent company, AAG, and lower interest rates on American's variable-rate debt, respectively.
In the first six months of 2020, other nonoperating income, net included $228 million of net special charges principally for mark-to-market unrealized losses associated with American's equity investment in China Southern Airlines and certain treasury rate lock derivative instruments and $15 million of net foreign currency losses, principally associated with losses from Latin American currencies, offset in part by $206 million of non-service related pension and other postretirement benefit plan income.
In the first six months of 2019, other nonoperating income, net principally included $90 million of non-service related pension and other postretirement benefit plan income, offset in part by $13 million of net foreign currency losses, principally associated with losses from Latin American currencies.
The increase in non-service related pension and other postretirement benefit plan income in the first six months of 2020 as compared to the first six months of 2019 is principally due to an increase in the expected return on pension plan assets.
Income Taxes
American is part of the AAG consolidated income tax return.
In the first six months of 2020, American recorded an income tax benefit of $1.2 billion. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
As of June 30, 2020, AAG had approximately $10.2 billion in total available liquidity and $539 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Cash	$462	$280	$452	$267
Short-term investments	9,351	3,546	9,349	3,543
Undrawn revolving credit facilities	400	3,243	400	3,243
Total available liquidity	$10,213	$7,069	$10,201	$7,053

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
Share Repurchase Programs and Cash Dividends
During the six months ended June 30, 2020, we repurchased 6.4 million shares of AAG common stock for $145 million at a weighted average cost per share of $22.77, all of which were purchased in the first quarter of 2020.
In January 2020, our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of February 5, 2020 and paid on February 19, 2020, totaling $43 million.
We have suspended our capital return program, including share repurchases and the payment of future dividends. In connection with our receipt of financial assistance under the Payroll Support Program, we agreed not to repurchase shares of or make dividend payments in respect of AAG common stock through September 30, 2021. If we receive a secured loan from Treasury pursuant to the CARES Act, we will be prohibited from repurchasing shares of AAG common stock and the payment of common stock dividends through the date that is one year after such secured loan is fully repaid.
Certain Covenants
Certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value ratio covenants and require us to appraise the related collateral annually or semi-annually. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold or the value of the appraised collateral fails to meet a specified threshold, as the case may be, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing collateral coverage tests. Additionally, certain of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash used in operating activities was $1.1 billion for the first six months of 2020 as compared to net cash provided by operating activities of $2.4 billion for the first six months of 2019. The $3.5 billion period-over-period decrease in operating cash flows was primarily due to a net loss in the first six months of 2020. The net loss was primarily driven by lower revenues as a result of declining passenger demand and government travel restrictions related to COVID-19, offset in part by a decrease in expenses due to our reduced schedule and cost reduction actions. Additionally, we received cash proceeds of $3.7 billion in the first six months of 2020 associated with the PSP Financial Assistance.
Investing Activities
Our net cash used in investing activities was $7.0 billion and $2.4 billion for the first six months of 2020 and 2019, respectively.
Our principal investing activities in the first six months of 2020 included $5.8 billion in net purchases of short-term investments, expenditures of $1.2 billion for property and equipment, including six Airbus 321neo aircraft, three Embraer 175 aircraft and three Bombardier CRJ900 aircraft as well as a $386 million increase in restricted short-term investments primarily related to cash proceeds from special facility revenue bonds. These cash outflows were offset in part by $376 million of proceeds primarily from aircraft sale-leaseback transactions and $148 million of proceeds from the sale of property and equipment.
Our principal investing activities in the first six months of 2019 included expenditures of $2.3 billion for property and equipment, including 13 Embraer 175 aircraft, five Airbus 321neo aircraft, five Bombardier CRJ900 aircraft, four Boeing 737 MAX aircraft and two Boeing 787 Family aircraft as well as $590 million in net purchases of short-term investments. These cash outflows were offset in part by $518 million of proceeds primarily from aircraft sale-leaseback transactions.

Financing Activities
Our net cash provided by financing activities was $8.2 billion and $70 million for the first six months of 2020 and 2019, respectively.
Our principal financing activities in the first six months of 2020 included $9.5 billion in proceeds from the issuance of debt and $1.5 billion in proceeds from the issuance of equity. These proceeds principally include $2.8 billion borrowed under the 2014 Revolving Facility, the 2013 Revolving Facility and the April 2016 Revolving Facility, $2.5 billion in aggregate principal amount of 11.75% senior secured notes, $1.5 billion in aggregate principal amount under the PSP Promissory Note, $1.0 billion in aggregate principal amount of AAG’s 6.50% convertible senior notes, $1.0 billion under the Delayed Draw Term Loan Credit Facility, $500 million in aggregate principal amount of 3.75% unsecured senior notes due 2025 and the $360 million issuance of special facility revenue bonds as well as $1.1 billion of net proceeds from a public offering of common stock. These cash inflows were offset in part by $2.5 billion in debt repayments, consisting of approximately $1.5 billion in scheduled debt repayments, including repayment of $500 million of 4.625% senior notes, and the prepayment of the $1.0 billion Delayed Draw Term Loan Credit Facility, as well as $173 million in share repurchases (which occurred in the first quarter of 2020), $84 million of deferred financing costs and $43 million in dividend payments (which occurred in the first quarter of 2020).
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
American
Operating Activities
American’s net cash provided by operating activities was $2.3 billion for each of the first six months of 2020 and 2019. American's operating cash flow in the first six months of 2020 was flat as compared to the first six months of 2019 as intercompany cash receipts from AAG's financing transactions more than offset the decrease in operating cash flow due to a net loss in the first six months of 2020. The net loss was primarily driven by lower revenues as a result of declining passenger demand and government travel restrictions related to COVID-19, offset in part by a decrease in expenses due to American's reduced schedule and cost reduction actions. Additionally, American received cash proceeds of $3.3 billion in the first six months of 2020 associated with the PSP Financial Assistance.
Investing Activities
American’s net cash used in investing activities was $6.9 billion and $2.3 billion for the first six months of 2020 and 2019, respectively.
American’s principal investing activities in the first six months of 2020 included $5.8 billion in net purchases of short-term investments, expenditures of $1.2 billion for property and equipment, including six Airbus 321neo aircraft, three Embraer 175 aircraft and three Bombardier CRJ900 aircraft as well as a $386 million increase in restricted short-term investments primarily related to cash proceeds from special facility revenue bonds. These cash outflows were offset in part by $376 million of proceeds primarily from aircraft sale-leaseback transactions and $148 million of proceeds from the sale of property and equipment.
American’s principal investing activities in the first six months of 2019 included expenditures of $2.3 billion for property and equipment, including 13 Embraer 175 aircraft, five Airbus 321neo aircraft, five Bombardier CRJ900 aircraft, four Boeing 737 MAX aircraft and two Boeing 787 Family aircraft as well as $579 million in net purchases of short-term investments. These cash outflows were offset in part by $518 million of proceeds primarily from aircraft sale-leaseback transactions.
Financing Activities
American’s net cash provided by financing activities was $4.8 billion and $45 million for the first six months of 2020 and 2019, respectively.
American’s principal financing activities in the first six months of 2020 included $6.9 billion in proceeds from the issuance of debt, including $2.8 billion borrowed under the 2014 Revolving Facility, the 2013 Revolving Facility and the April 2016 Revolving Facility, $2.5 billion in aggregate principal amount of 11.75% senior secured notes, $1.0 billion under the Delayed

Draw Term Loan Credit Facility and the $360 million issuance of special facility revenue bonds. These cash inflows were offset in part by $2.0 billion in debt repayments, consisting of the prepayment of the $1.0 billion Delayed Draw Term Loan Credit Facility and approximately $1.0 billion in scheduled debt repayments, as well as $75 million of deferred financing costs.
American’s principal financing activities in the first six months of 2019 included proceeds of $1.8 billion from the issuance of debt for the financing of certain aircraft and spare engines. These cash inflows were offset in part by $1.8 billion in debt repayments, consisting of $1.3 billion in scheduled debt repayments and the prepayment of $464 million of secured loans.
Commitments
Significant Indebtedness
As of June 30, 2020, AAG had $31.4 billion in long-term debt, including current maturities of $2.5 billion. As of June 30, 2020, American had $27.6 billion in long-term debt, including current maturities of $2.5 billion. All material changes in our significant indebtedness since our 2019 Form 10-K are discussed in Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of June 30, 2020, we had definitive purchase agreements with Airbus, Boeing and Embraer for the acquisition of the following mainline and regional aircraft (1):

	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter	Total
Airbus
A320 Family (2)	10	16	26	8	22	20	102
Boeing
737 MAX Family (3)	16	10	10	—	—	40	76
787 Family	7	13	—	6	6	13	45
Embraer
E175	6	5	—	—	—	—	11
Total	39	44	36	14	28	73	234

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

(3)
On March 13, 2019, a directive from the Federal Aviation Administration (FAA) grounded all U.S.-registered Boeing 737 MAX aircraft. Our fleet currently includes 24 Boeing 737 MAX aircraft with an additional 76 on order. We have removed all Boeing 737 MAX aircraft flying from our flight schedule through September 9, 2020 and continue to assess this timeline. In addition, we have not taken delivery of any Boeing 737 MAX Family aircraft since the grounding. The extent of the delay to the scheduled deliveries of the Boeing 737 MAX aircraft included in the table above is expected to be impacted by the length of time the FAA order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA order, among other factors. The above table reflects our estimate of future Boeing 737 MAX aircraft deliveries based on information currently available to us; however, the actual delivery schedule may differ from the table above, potentially materially.

We also have agreements for 32 spare engines to be delivered in 2020 and beyond.
We currently have financing commitments in place for all aircraft on order and scheduled to be delivered through 2020 with the exception of three Boeing 737 MAX Family aircraft. Additionally, we have financing commitments in place for 24 aircraft scheduled to be delivered in 2021: 13 Boeing 787 Family aircraft, six Boeing 737 MAX Family aircraft and five Embraer

175 aircraft. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions, including in some cases, on our acquisition of the aircraft by a certain date and the lifting of the grounding directive from the FAA of the Boeing 737 MAX aircraft by a certain date and (2) the performance by the counterparty providing such financing commitments of its obligations thereunder. We do not have financing commitments in place for the remaining 20 aircraft scheduled to be delivered in 2021. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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
Contractual Obligations
The following table provides details of our future cash contractual obligations as of June 30, 2020 (in millions). Except to the extent set forth in the applicable accompanying footnotes, the table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$1,220	$2,531	$1,644	$4,110	$4,373	$13,706	$27,584
Interest obligations (b), (c)	375	1,004	903	832	735	1,300	5,149
Finance lease obligations	70	128	132	110	116	171	727
Aircraft and engine purchase commitments (d)	843	849	1,688	1,538	2,573	4,848	12,339
Operating lease commitments	1,044	1,967	1,817	1,639	1,258	4,680	12,405
Regional capacity purchase agreements (e)	360	993	1,014	1,028	1,038	3,479	7,912
Minimum pension obligations (f)	193	493	607	618	654	413	2,978
Retiree medical and other postretirement benefits	12	18	18	17	29	265	359
Other purchase obligations (g)	1,303	2,465	1,249	686	258	1,105	7,066
Total American Contractual Obligations	$5,420	$10,448	$9,072	$10,578	$11,034	$29,967	$76,519

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	2	752	2	2	3,056	3,814
Interest obligations (b)	35	140	120	101	100	325	821
Operating lease commitments	8	16	14	9	5	19	71
Minimum pension obligations (f)	3	4	4	4	5	13	33
Total AAG Contractual Obligations	$5,466	$10,610	$9,962	$10,694	$11,146	$33,380	$81,258

(a)
Amounts represent contractual amounts due. Excludes $277 million and $457 million of unamortized debt discount, premium and issuance costs as of June 30, 2020 for American and AAG Parent, respectively. For additional information, see Note 6 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.

(b)	For variable-rate debt, future interest obligations are estimated using the current forward rates at June 30, 2020.

(c)
Includes $11.4 billion of future principal payments and $2.1 billion of future interest payments as of June 30, 2020, related to EETCs associated with mortgage financings of certain aircraft and spare engines.

(d)
See "Aircraft and Engine Purchase Commitments" in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about the firm commitment aircraft delivery schedule, in particular the footnotes to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our current best estimate, including with respect to the delivery of Airbus A320 Family and Boeing 737 MAX aircraft; however, the actual delivery schedule may differ from the table above, potentially materially. Additionally, the amounts in the table exclude 20 787-8 aircraft to be delivered in 2020 and 2021 for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.

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

(f)
Includes minimum pension contributions based on actuarially determined estimates as of December 31, 2019 and is based on estimated payments through 2029. Pursuant to the CARES Act passed in March 2020, minimum required pension contributions to be made in the calendar year 2020 can be deferred to January 1, 2021, with interest accruing from the original due date to the new payment date. We expect to defer our $196 million 2020 minimum required contributions to January 1, 2021, which we intend to pay on December 31, 2020.

(g)	Includes purchase commitments for aircraft fuel, construction projects, flight equipment maintenance and information technology support.
Capital Raising Activity and Other Possible Actions
In light of the cash needs imposed by the current operating losses due to reduced demand in response to COVID-19 as well as our significant financial commitments related to, among other things, new flight equipment, the servicing and amortization of existing debt and equipment leasing arrangements, and future pension funding obligations, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising and liability management activity, which may include the entry into leasing transactions and future issuances of, and transactions designed to manage the timing and amount of, secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations (if any) and these sources, however, may not be sufficient to cover our cash obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks (in particular the ongoing global outbreak of COVID-19), natural disasters or other causes could reduce the demand for air travel, which would reduce the amount of cash generated by operations. See Part II, Item 1A. Risk Factors – "The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity" for additional discussion. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance or similar liquidity requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements. See Note 6 and Note 4 to AAG's and American's Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG's and American’s Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2019 Form 10-K except as updated below.
Aircraft Fuel
As of June 30, 2020, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Although spot prices for oil and jet fuel are presently very low by historical standards, we do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, the forward curve for the purchase of such products, or hedges related to such products, is very steep, any hedging would potentially require significant capital or collateral to be placed at risk, and our future fuel needs remain unclear due to uncertainties regarding air travel demand. Based on our 2020 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2020 annual fuel expense by $25 million.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our June 30, 2020 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $125 million and annual interest income on short-term investments would increase by approximately $100 million.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of June 30, 2020, we had $12.4 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of June 30, 2020 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
For the quarter ended June 30, 2020, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. We are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. In February 2020, 2.2 million shares of AAG common stock were distributed from the Disputed Claims Reserve. After giving effect to this distribution, as of June 30, 2020, the Disputed Claims Reserve held 4.8 million shares of AAG common stock.
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
Pension Benefits Action. On December 11, 2018, a lawsuit captioned Torres, et al. v. American Airlines, Inc., The Employee Benefits Committee and John/Jane Does 1-5, was filed in the United States District Court for the Northern District of Texas. The plaintiffs in this lawsuit purport to represent a class consisting of all participants in and beneficiaries under each of American's defined benefit pension plans (except the pilot plan) who elected to receive an optional form of benefit other than a lump sum distribution of a participant’s vested benefit. Under the Employee Retirement Income Security Act, participants covered by defined benefit plans accrue retirement benefits in the form of a single life annuity payable upon retirement on a monthly basis until the employee’s death, and may elect certain alternative forms of benefit payments. Plaintiffs contend that the mortality tables used by American for purposes of calculations related to these alternative forms of benefits are outdated and that more recent mortality tables would have provided more generous benefits and should have been used to make those calculations. The parties have agreed to settle the case on an individual basis with the named plaintiffs, as well as a pilot who has threatened to bring suit under the pilot plan, for less than $1 million, which represents actual damages to the named and purported plaintiffs and attorneys' fees. The court has vacated the trial setting and all other deadlines and administratively closed the case, pending receipt of dismissal papers.
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
The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our business, operations and financial condition to an unprecedented extent. Measures ranging from travel restrictions, “shelter in place” and quarantine orders, limitations on public gatherings to cancellation of public events and many others have resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material deterioration in demand, we have taken a number of aggressive actions to ameliorate our business, operations and financial condition. We have focused on reducing our capacity, making structural changes to our fleet, implementing cost reductions, preserving cash and improving our overall liquidity position. We have reduced our system-wide capacity and will continue to monitor conditions and to proactively evaluate and adjust our schedule to match demand. Additionally, we have determined to retire certain mainline aircraft earlier than planned including Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft, which we expect will allow us to be more efficient by reducing the number of sub-fleets we operate, and we have also placed a significant number of aircraft, including our A330-200 fleet and a number of Boeing 737-800 aircraft, into temporary storage. We have moved quickly to attempt to better align our costs with our reduced schedule and made other cost-saving initiatives (including reductions in maintenance expense, marketing expense, event and training expenses, airport facilities expense, salaries and benefits expense, and other volume-related expense reductions, including fuel). Nonetheless, we incurred significant negative cash flow in the first six months of 2020, we continue to do so, and we expect to continue to do so until there is a significant recovery in demand for air travel. The duration and severity of the COVID-19 pandemic remain uncertain, and there can be no assurance that these actions will suffice to sustain our business and operations through this pandemic. We expect our results of operations for fiscal 2020 to be materially impacted.
We have taken and will take additional actions to improve our financial position, including measures to improve liquidity, such as obtaining financial assistance under the CARES Act. We have been approved to receive approximately $5.8 billion from Treasury through the Payroll Support Program under the CARES Act of which $5.2 billion has been received as of June 30, 2020. In connection with the financial assistance we have received and expect to receive under the Payroll Support Program, we will be required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through September 30, 2020; the requirement that certain levels of commercial air service be maintained; provisions prohibiting the repurchase of AAG’s common stock and the payment of common stock dividends through September 30, 2021; and restrictions on the payment of certain executive compensation until March 24, 2022. Additionally, under the Payroll Support Program, we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. American also signed a term sheet with Treasury for a secured loan in the amount of approximately $4.75 billion through the loan program under the CARES Act and are in the process of obtaining such secured loan, the timing and terms of which remain subject to ongoing negotiation, entry by the parties into definitive documentation and certain closing conditions. If we receive a secured loan from Treasury under the loan program, the stock repurchase, dividend and executive compensation restrictions will remain in place through the date that is one year after such secured loan is fully repaid. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts.

We intend to pursue the issuance of additional unsecured and secured debt securities, equity securities and equity-linked securities and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature, could result in the incurrence of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. The measures we have taken to reduce our expenditures and to improve our liquidity, and any other strategic actions that we may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and we will not be permitted to take certain strategic actions, such as prescribed levels of furloughs and lay-offs or reductions in capacity as a result of the restrictions imposed by the CARES Act, which could result in a material adverse effect on our business, operating results and financial condition.
The full extent of the ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, many of which are outside our control, including the effectiveness of the mitigation strategies discussed above, the duration and spread of COVID-19, including any recurrence of the pandemic, and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, the impact on demand and capacity which could result from government mandates on air service including, for instance, any requirement for passengers to wear face coverings while traveling or have their temperature checked or have administered other checks prior to entering an airport or boarding an airplane, or which would limit the number of seats that can be occupied on an aircraft to allow for social distancing, if our employees are unable to work because they are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to additional governmental COVID-19 curfews or "shelter in place" health orders or similar restrictions, the impact of COVID-19 on the financial health and operations of our business partners and future governmental actions, all of which are highly uncertain and cannot be predicted. At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers' behavior, with such changes including but not limited to a permanent reduction in business travel as a result of increased usage of "virtual" and "teleconferencing" products and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business.
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
Our business plan contemplates continued significant investments related to modernizing our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of June 30, 2020, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2020-2024 would be approximately $8.1 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements, in particular given the severe decline in revenue we have experienced as a result of COVID-19. If needed to meet our liquidity needs, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed and contemplated in response to the impact of COVID-19; our non-investment grade credit rating; market conditions; the availability of assets to use as collateral for loans or other indebtedness, which has been reduced as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced as we continue to seek significant additional liquidity; and the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry in particular. Accordingly, we will need substantial financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If we are unable to arrange such financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft and engines or may seek to negotiate deferrals for such aircraft and engines with the applicable aircraft and engine manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
Our high level of debt and other obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and cause our business to be vulnerable to adverse economic and industry conditions.
We have significant amounts of indebtedness and other obligations, including pension obligations, obligations to make future payments on flight equipment and property leases related to airport and other facilities, and substantial non-cancelable obligations under aircraft and related spare engine purchase agreements. Moreover, currently a substantial portion of our assets are pledged to secure our indebtedness. Our substantial indebtedness and other obligations, which are generally greater than the indebtedness and other obligations of our competitors, could have important consequences. For example, they may:

•	make it more difficult for us to satisfy our obligations under our indebtedness;

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
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on our business, we currently anticipate that it will be necessary to obtain a significant amount of additional financing in the near-term from a variety of sources. Such financing may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature, could result in the incurrence of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. In particular, in connection with the financial assistance we have received and expect to receive through the Payroll Support Program and loan program under the CARES Act, we will be required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through September 30, 2020; the requirement that certain levels of commercial air service be maintained; provisions prohibiting the repurchase of AAG common stock and the payment of common stock dividends through September 30, 2021; and restrictions on the payment of certain executive compensation until March 24, 2022. If we receive a secured loan from Treasury under the loan program, the stock repurchase, dividend and executive compensation restrictions will remain in place through the date that is one year after such secured loan is fully repaid. Additionally, under the Payroll Support Program we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. Moreover, as a result of the recent financing activities we have undertaken in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on us as we continue to seek additional liquidity.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach an agreement with our lenders on any such amendments. As of June 30, 2020, we had $12.4 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Among other things, the CARES Act imposes significant restrictions on executive compensation which, assuming we receive a secured loan from Treasury, will remain in place through the date that is one year after such secured loan is fully repaid. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries which may present retention challenges in the case of executives presented with alternative, non-airline opportunities. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
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
Additionally, our AAdvantage loyalty program, which is an important element of our sales and marketing programs, faces significant and increasing competition from the loyalty programs offered by other travel companies, as well as from similar loyalty benefits offered by banks and other financial services companies. Competition among loyalty programs is intense regarding the rewards, fees, required usage, and other terms and conditions of these programs. In addition, we intend to use certain assets from our AAdvantage loyalty program as the collateral for the secured loan from Treasury for which we have applied, in which event we would expect the credit agreement governing that secured loan to impose restrictions on certain amendments or changes to our AAdvantage loyalty program. These competitive factors affect our ability to attract and retain customers, increase usage of our loyalty program and maximize the revenue generated by our loyalty program.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Although spot prices for oil and jet fuel are presently very low by historical standards, we do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, the forward curve for the purchase of such products, or hedges related to such products, is very steep, any hedging would potentially require significant capital or collateral to be placed at risk, and our future fuel needs remain unclear due to uncertainties regarding air travel demand. Accordingly, as of June 30, 2020, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices and, while the price of fuel has been at historically low levels during the COVID-19 pandemic, there is no assurance that it will remain so and any increase in fuel prices, coupled with the severe reduction in demand we are experiencing, during the COVID-19 pandemic will materially affect our business in an adverse manner. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
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
Moreover, the outbreak and spread of COVID-19 have adversely impacted consumer perceptions of the health and safety of travel, and in particular airline travel, and these negative perceptions could continue even after the pandemic subsides. Actual or perceived risk of infection on our flights could have a material adverse effect on the public's perception of us, which could harm our reputation and business. We have taken various measures to reassure our team members and the traveling public of the safety of air travel, including requirements that passengers wear face coverings, the provision of protective equipment for team members and enhanced cleaning procedures onboard aircraft and in airports. We expect that we will continue to incur COVID-19 related costs as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers. However, we cannot assure that these or any other actions we might take in response to COVID-19 will be sufficient to restore the confidence of consumers in the safety of air travel.
We are at risk of losses and adverse publicity stemming from any public incident involving our company, our people or our brand, including any accident or other public incident involving our personnel or aircraft, or the personnel or aircraft of our regional, codeshare or joint business operators.
In a modern world where news can be captured and travel rapidly, we are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. Such an incident could involve the actual or alleged behavior of any of our employees. Further, if our personnel, one of our aircraft, a type of aircraft in our fleet, or personnel of, or an aircraft that is operated under our brand by, one of our regional operators or an airline with which we have a marketing alliance, joint business or codeshare relationship, were to be involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our personnel, one of our aircraft (or personnel and aircraft of our regional operators and our codeshare partners), or a type of aircraft fleet could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition.
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
Any significant reduction in air traffic capacity at and in the airspace serving key airports in the U.S. or overseas could have a material adverse effect on our business, results of operations and financial condition. In addition, the ATC system is not successfully modernizing to meet the growing demand for U.S. air travel. Air traffic controllers rely on outdated procedures and technologies that routinely compel airlines, including ourselves, to fly inefficient routes or take significant delays on the ground. The ATC system’s inability to manage existing travel demand has led government agencies to implement short-term capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions of air traffic. The outdated technologies also cause the ATC system to be less resilient in the event of a failure. For example, an automation failure and an evacuation, in 2015 and 2017, respectively, at the Washington Air Route Control Center resulted in cancellations and delays of hundreds of flights traversing the greater Washington, D.C. airspace.
In the early 2000s, the FAA embarked on a path to modernize the national airspace system, including migration from the current radar-based ATC system to a GPS-based system. This modernization of the ATC system, generally referred to as “NextGen,” has been plagued by delays and cost overruns, and it remains uncertain when the full array of benefits expected from this modernization will be available to the public and the airlines, including ourselves. Failure to update the ATC system in a timely manner and the substantial costs that may be imposed on airlines, including ourselves, in order to fund a modernized ATC system may have a material adverse effect on our business.
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
We operate a global business with significant operations outside of the U.S. Our current international activities and prospects have been and in the future could be adversely affected by government policies, reversals or delays in the opening of foreign markets, increased competition in international markets, the performance of our alliance, joint business and codeshare partners in a given market, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. In particular, the outbreak and global spread of COVID-19 has severely impacted the demand for international travel and has resulted in the imposition of significant governmental restrictions on commercial air service to or from certain regions. We have responded by suspending a significant portion of our international flights through the summer of 2021 and delaying the introduction of certain new international routes. We can provide no assurance as to when such restrictions will be eased or lifted, when demand for international travel will return to pre-pandemic levels, if at all, or whether certain international destinations we previously served will be economical in the future. Fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency.

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
Moreover, Brexit could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, Brexit has created uncertainty as to the future trade relationship between the EU and the United Kingdom, including air traffic services. LHR is presently a very important element of our international network, however it may become less desirable as a destination or as a hub location after Brexit when compared to other airports in Europe. Brexit could also lead to legal and regulatory uncertainty such as the identity of the relevant regulators, new regulatory action and/or potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. For example, in October 2018, in anticipation of Brexit and the expiry of the EC commitments in July 2020, the CMA opened an investigation into the transatlantic JBA. We continue to fully cooperate with the CMA. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts, or other governmental or regulatory actions taken by the United Kingdom or the EU in connection with or subsequent to Brexit, cannot be predicted, including whether or not regulators will continue to approve or impose material conditions on our business activities. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
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
There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions, including carbon dioxide (CO2). In particular, the International Civil Aviation Organization is in the process of adopting rules, including the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), that will require American to limit the CO2 emissions of a significant majority of our international flights.
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
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, under our current fleet plan, by the end of 2020 all of our mainline aircraft will have been manufactured by either Airbus or Boeing and all of our regional aircraft will have been manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by the recent acquisition of Rockwell Collins by United Technologies, the recent transactions involving Airbus and Bombardier and Bombardier and Mitsubishi. Due to the limited number of these suppliers, we are vulnerable to any problems associated with the performance of their obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers, adverse perception by the public that would result in customer avoidance of any of our aircraft or any action by the FAA or any other regulatory authority resulting in an inability to operate our aircraft, even temporarily. In particular, in March 2019, the FAA ordered the grounding of all Boeing 737 MAX aircraft, which remains in place as of the date of this report.
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
We rely on third-party distribution channels, including those provided by or through global distribution systems (GDSs) (e.g., Amadeus, Sabre and Travelport), conventional travel agents, travel management companies and online travel agents (OTAs) (e.g., Expedia, including its booking sites Orbitz and Travelocity, and Booking Holdings, including its booking sites Kayak and Priceline), to distribute a significant portion of our airline tickets, and we expect in the future to continue to rely on these channels. We are also dependent upon the ability and willingness of these distribution channels to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our website at www.aa.com. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of our distribution channels, while maintaining an industry-competitive cost structure. Further, as distribution technology changes we will need to continue to update our technology by acquiring new technology from third parties, building the functionality ourselves, or a combination, which in any event will likely entail significant technological and commercial risk and involve potentially material investments. These imperatives may affect our relationships with conventional travel agents, travel management companies, GDSs and OTAs, including if consolidation of conventional travel agents, travel management companies, GDSs or OTAs continues, or should any of these parties seek to acquire other technology providers thereby potentially limiting our technology alternatives. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.

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
Our ability to use our NOL Carryforwards also will depend on the amount of taxable income generated in future periods. We presently do not have a valuation allowance on our net deferred tax assets. If our financial results continue to be adversely impacted by COVID-19, there can be no assurance that a valuation allowance on our net deferred tax assets will not be required in the future. Such valuation allowance could be material. Additionally, the NOL Carryforwards may expire before we can generate sufficient taxable income to use them.
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
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these credit card processing companies, under certain conditions (including, with respect to certain agreements, our failure to maintain certain levels of liquidity), to hold an amount of our cash (a holdback) equal to some or all of the advance ticket sales that have been processed by that credit card processor, but for which we have not yet provided the air transportation. Additionally, such credit card processing companies may require cash or other collateral reserves to be established. These credit card processing companies are not currently entitled to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in our financial condition or the triggering of a liquidity covenant. In light of the effect COVID-19 is having on demand for air travel and, in turn, capacity, we have seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the near future. Requests for refunds and the ongoing impact of COVID-19 on our longer-term financial performance may reduce our liquidity and cause us to be forced to post cash or other collateral with the credit card processing companies in respect of advance ticket sales. The imposition of holdback requirements, up to and including 100% of relevant advanced ticket sales, would materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition. For example, we maintain certain letters of credit, insurance- and surety-related agreements under which counterparties may require collateral, including cash collateral.
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
Future impairment of goodwill or other long-lived assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. There can be no assurance that a material impairment charge of goodwill or tangible or intangible assets will be avoided. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines, including as a result of significant or prolonged declines in demand for air travel and corresponding reductions to capacity. In the first six months of 2020, we recorded an $838 million impairment charge associated with our decision to retire certain mainline aircraft, principally Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft, earlier than previously planned as a result of the decline in demand for air travel due to COVID-19. We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our flight schedules and business. Such impairment charges could have a material adverse effect on our business, results of operations and financial condition.
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
Since July 2014, as part of our capital deployment program, our Board of Directors had approved seven share repurchase programs aggregating $13.0 billion of authority. As of June 30, 2020, there was $420 million of remaining authority to repurchase shares under our current $2.0 billion share repurchase program. In connection with our receipt of payroll support under the CARES Act, we agreed not to repurchase shares of AAG common stock through September 30, 2021. If we receive a secured loan from Treasury pursuant to the CARES Act, we will be prohibited from repurchasing shares of AAG common stock through the date that is one year after such secured loan is fully repaid. If we determine to make any share repurchases in the future, such repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended again at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements, such as the requirements of the CARES Act and other relevant factors. Our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
Our Board of Directors commenced declaring quarterly cash dividends in July 2014 as part of our capital deployment program. In connection with our receipt of payroll support under the CARES Act, we agreed not to pay dividends on AAG common stock through September 30, 2021. If we receive a secured loan from Treasury pursuant to the CARES Act, we will be prohibited from paying dividends on AAG common stock through the date that is one year after such secured loan is fully repaid. If we determine to make any dividends in the future, such dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued again at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
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
Our Certificate of Incorporation and Bylaws include significant provisions that limit voting and ownership and disposition of our equity interests as described in Part II, Item 5. Market for American Airlines Group's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities - "Ownership Restrictions" in our 2019 10-K. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.
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
The issuance or sale of shares of our common stock, rights to acquire shares of our common stock, or warrants issued to Treasury under the Payroll Support Program and in connection with the loan under the CARES Act, could depress the trading price of our common stock and the Convertible Notes.
We may conduct future offerings of common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations, to fund acquisitions, or for other purposes at any time and from time to time. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock could decline substantially.

We and our executive officers and our board members have entered into lock-up agreements with the underwriters of our recent offerings of common stock and the Convertible Notes under which we, our executive officers and our board members until August 21, 2020 (such period, the "lock-up period"), have agreed, subject to certain exceptions, not to sell, directly or indirectly, any shares of our common stock without the permission of the representatives of these underwriters. When the lock-up period expires, we, our executive officers and our board members will be able to sell our common stock in the public market, subject to compliance with applicable securities laws restrictions. Sales of a substantial number of such shares of our common stock upon expiration of the lock-up period or otherwise, the perception that such sales may occur, or early release of these agreements, could cause the market price of our common stock to fall or make it more difficult for stockholders to sell shares at a time and price they deem appropriate.
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

4.1
Warrant Agreement, dated as of April 20, 2020, between American Airlines Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).

4.2	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).
4.3
Indenture, dated as of June 25, 2020, by and between American Airlines Group Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on June 25, 2020 (Commission File No. 1-8400)).

4.4
First Supplemental Indenture, dated as of June 25, 2020, by and among American Airlines Group Inc., American Airlines, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on June 25, 2020 (Commission File No. 1-8400)).

4.5	Form of 6.50% Convertible Senior Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on June 25, 2020 (Commission File No. 1-8400)).
4.6
Indenture, dated as of June 30, 2020, by and among American Airlines, Inc., American Airlines Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on July 2, 2020 (Commission File No. 1-8400)).

4.7	Form of 11.75% Senior Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on July 2, 2020 (Commission File Number 1-8400)).
10.1
Payroll Support Program Agreement, dated as of April 20, 2020, between American Airlines, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).

10.2
Promissory Note, dated as of April 20, 2020, issued by American Airlines Group Inc. in the name of the United States Department of the Treasury and guaranteed by American Airlines, Inc., Envoy Air Inc., Piedmont Airlines, Inc. and PSA Airlines, Inc. (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).

10.3
Amendment No. 12, dated as of June 26, 2020, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise.*

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

American Airlines Group Inc.

Date: July 23, 2020	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: July 23, 2020	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)