Form 10-Q
period 2020-09-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2020-10-22
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2020

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
As of October 16, 2020, there were 508,631,777 shares of American Airlines Group Inc. common stock outstanding.
As of October 16, 2020, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2020

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
“2019 Form 10-K” means AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2019.
“2019-1 Aircraft EETCs” means the three pass-through trusts created by American in August 2019 that have issued approximately $1.1 billion aggregate face amount of Series 2019-1 Class AA, Class A and Class B EETCs.
“2020 JFK Bonds” means the approximately $360 million of special facility revenue bonds issued on behalf of American by NYTDC in June 2020.
“3.75% Senior Notes” mean 3.75% senior notes due 2025 with an aggregate principal amount of $500 million.
“5.000% senior notes” means the 5.000% notes due in 2022 with an aggregate principal amount of $750 million.
“10.75% Senior Secured Notes” means the LGA/DCA Notes and the IP Notes.
“10.75% Senior Secured Notes Closing Date” means September 25, 2020.
“10.75% Senior Secured Notes Collateral” means the IP Collateral and LGA/DCA Collateral.
“10.75% Senior Secured Notes Indenture” means the IP Notes Indenture and the LGA/DCA Notes Indenture.
“10.75% Senior Secured Notes Trustee” means the Wilmington Trust, National Association as trustee.
“11.75% Senior Secured Notes” means the 11.75% senior secured notes due in 2025 with an aggregate principal amount of $2.5 billion.
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
“ASC” means the FASB Accounting Standards Codification.
“ASC 350” means the FASB Accounting Standards Codification relating to “Intangibles - Goodwill and Other.”
“ASC 360” means the FASB Accounting Standards Codification relating to “Property, Plant, and Equipment.”
“ASM” means available seat mile and is a basic measure of production. One ASM represents one seat flown one mile.
“ASU” means Accounting Standards Update.
“ATC” means air traffic control.
“ATC system” means the U.S. National Airspace System.
“Bankruptcy Court” means the United States Bankruptcy Court for the Southern District of New York.
“Base Indenture” means the indenture, dated as of June 25, 2020, between AAG and the Convertible Notes Trustee.
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
“Convertible Notes Indenture” means the Base Indenture and the Convertible Notes Supplemental Indenture.
“Convertible Notes Guarantee” means the full and unconditional guarantee of the Convertible Notes by American.
“Convertible Notes Supplemental Indenture” means the first supplemental indenture, dated as of June 25, 2020, among AAG, American and the Convertible Notes Trustee.
“Convertible Notes Trustee” means the Wilmington Trust, National Association as trustee.

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
“EU” means European Union.
"EWR" means Newark Liberty International Airport.
“Exchange Act” means Securities Exchange Act of 1934, as amended.
“Exercise Price” means $12.51 per share, pursuant to the PSP Warrant Agreement and the Treasury Loan Warrant Agreement.
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
“IAM” means International Association of Machinists & Aerospace Workers.
“IAM Pension Fund” means the IAM National Pension Fund.

“IP Collateral” means the certain intellectual property of American, including the “American Airlines” trademark and the “aa.com” domain name in the United States and certain foreign jurisdictions, to which American has given a first lien security interest to secure the IP Notes.
“IP Notes” means American’s $1.0 billion in initial principal amount of PIK senior secured IP notes.
“IP Notes Indenture” means the indenture, dated as of September 25, 2020, by and among American, AAG and Wilmington Trust, National Association, as trustee and as collateral trustee, pursuant to which the IP Notes were issued.
“Installment” means the financial assistance payment, in installments, by Treasury pursuant to the PSP agreement.
“JBAs” means joint business agreements.
“JFK” means John F. Kennedy International Airport.
“LAX” means Los Angeles International Airport.
“LGA/DCA Collateral” means certain slots related to American’s operations at LGA and DCA and certain other assets that are used as (a) a first-lien security interest to secure the December 2016 Credit Facilities, (b) a first lien security interest to secure the LGA/DCA Notes and (c) a second lien security interest to secure the IP Notes.
“LGA/DCA Notes” means American’s $200 million in initial principal amount of PIK senior secured notes.
“LGA/DCA Notes Indenture” means the indenture, dated as of September 25, 2020, by and among American, AAG and Wilmington Trust, National Association, as trustee and as collateral trustee, pursuant to which the LGA/DCA Notes were issued.
“LGA” means LaGuardia Airport.
“LGW” or “London Gatwick” means London Gatwick Airport.
“LHR” or “London Heathrow” means London Heathrow Airport.
“LIBOR” means the London interbank offered rate for deposits of U.S. dollars.
“Loyalty Program Revenues” means the revenues received by American and AAG from the AAdvantage loyalty program.
“Mainline” means the operations of American and excludes regional operations.
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
“PSP Maturity Date” means the tenth anniversary of the PSP Closing Date.
“PSP Promissory Note” means the promissory note issued to Treasury in connection with the Payroll Support Program.
“PSP Warrant Agreement” means the agreement entered into between AAG and Treasury in connection with the PSP Agreement, pursuant to which AAG issued PSP Warrants to Treasury to purchase up to an aggregate of approximately 14.1 million shares of AAG common stock.
“PSP Warrant Shares” means up to approximately 14.1 million shares of AAG common stock which Treasury will have the right to purchase pursuant to PSP Warrants issued by AAG in accordance with the PSP Warrant Agreement.
“PSP Warrants” means the warrants issued or to be issued to Treasury pursuant to the PSP Warrant Agreement.
“Republic” means Republic Airways Inc.
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
“Treasury Collateral” means American's rights under U.S. co-branded credit card agreements and certain other loyalty program partner participation agreements (including rights to receive cash flows thereunder), documents, deposit accounts, securities accounts, books and records and intellectual property related to American's AAdvantage loyalty program and all proceeds, accessions, rents or profits related to the foregoing.
“Treasury Loan Agreement” means the Loan and Guarantee Agreement, dated as of September 25, 2020, between AAG, American and Treasury which provides for the Treasury Term Loan Facility.
“Treasury Loan Closing Date” means September 25, 2020.

“Treasury Loan Restatement Agreement” means the Restatement Agreement, dated as of October 21, 2020, to the Term Loan Agreement.
“Treasury Loan Warrant Agreement” means the warrant agreement, dated as of September 25, 2020, between AAG and Treasury entered into in connection with the Treasury Loan Agreement, pursuant to which AAG will issue Treasury Loan Warrants to Treasury to purchase shares of AAG common stock.
“Treasury Loan Warrants” means the warrants issued or to be issued to Treasury pursuant to the Treasury Loan Warrant Agreement.
“Treasury Loan Warrant Shares” means shares of AAG common stock which Treasury will have the right to purchase pursuant to Treasury Loan Warrants issued by AAG in accordance with the Treasury Loan Warrant Agreement.
“Treasury Term Loan Facility” means the term loan facility provided for under the Treasury Loan Agreement.
“Treasury Term Loan Maturity Date” means June 30, 2025.
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues:
Passenger	$2,540	$10,995	$11,328	$31,663
Cargo	207	208	484	647
Other	426	708	1,497	2,145
Total operating revenues	3,173	11,911	13,309	34,455
Operating expenses:
Aircraft fuel and related taxes	453	1,989	2,065	5,710
Salaries, wages and benefits	2,705	3,219	8,384	9,509
Regional expenses	914	1,933	3,638	5,582
Maintenance, materials and repairs	337	610	1,253	1,745
Other rent and landing fees	367	530	1,149	1,568
Aircraft rent	336	335	1,004	996
Selling expenses	70	424	418	1,194
Depreciation and amortization	498	499	1,557	1,469
Special items, net	(295)	228	(657)	487
Other	659	1,336	2,404	3,859
Total operating expenses	6,044	11,103	21,215	32,119
Operating income (loss)	(2,871)	808	(7,906)	2,336
Nonoperating income (expense):
Interest income	5	34	36	103
Interest expense, net	(340)	(284)	(851)	(830)
Other income (expense), net	111	(1)	77	76
Total nonoperating expense, net	(224)	(251)	(738)	(651)
Income (loss) before income taxes	(3,095)	557	(8,644)	1,685
Income tax provision (benefit)	(696)	132	(1,937)	413
Net income (loss)	$(2,399)	$425	$(6,707)	$1,272

Earnings (loss) per common share:
Basic	$(4.71)	$0.96	$(14.76)	$2.85
Diluted	$(4.71)	$0.96	$(14.76)	$2.84
Weighted average shares outstanding (in thousands):
Basic	509,049	441,915	454,523	446,291
Diluted	509,049	442,401	454,523	447,139
Cash dividends declared per common share	$—	$0.10	$0.10	$0.30
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(2,399)	$425	$(6,707)	$1,272
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(14)	(19)	(145)	(53)
Investments	1	—	—	3
Total other comprehensive loss, net of tax	(13)	(19)	(145)	(50)
Total comprehensive income (loss)	$(2,412)	$406	$(6,852)	$1,222
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$253	$280
Short-term investments	8,031	3,546
Restricted cash and short-term investments	508	158
Accounts receivable, net	1,135	1,750
Aircraft fuel, spare parts and supplies, net	1,633	1,851
Prepaid expenses and other	780	621
Total current assets	12,340	8,206
Operating property and equipment
Flight equipment	37,576	42,537
Ground property and equipment	9,451	9,443
Equipment purchase deposits	1,899	1,674
Total property and equipment, at cost	48,926	53,654
Less accumulated depreciation and amortization	(16,670)	(18,659)
Total property and equipment, net	32,256	34,995
Operating lease right-of-use assets	7,979	8,737
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $734 and $704, respectively	2,039	2,084
Deferred tax asset	2,425	645
Other assets	1,643	1,237
Total other assets	10,198	8,057
Total assets	$62,773	$59,995
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$2,710	$2,861
Accounts payable	1,077	2,062
Accrued salaries and wages	1,919	1,541
Air traffic liability	4,903	4,808
Loyalty program liability	2,051	3,193
Operating lease liabilities	1,736	1,708
Other accrued liabilities	2,188	2,138
Total current liabilities	16,584	18,311
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	30,076	21,454
Pension and postretirement benefits	6,310	6,052
Loyalty program liability	7,043	5,422
Operating lease liabilities	6,683	7,421
Other liabilities	1,605	1,453
Total noncurrent liabilities	51,717	41,802
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 508,603,895 shares issued and outstanding at September 30, 2020; 428,202,506 shares issued and outstanding at December 31, 2019	5	4
Additional paid-in capital	5,430	3,945
Accumulated other comprehensive loss	(6,476)	(6,331)
Retained earnings (deficit)	(4,487)	2,264
Total stockholders’ deficit	(5,528)	(118)
Total liabilities and stockholders’ equity (deficit)	$62,773	$59,995
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(3,680)	$3,215
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,810)	(3,129)
Proceeds from sale-leaseback transactions	433	629
Proceeds from sale of property and equipment	251	42
Purchases of short-term investments	(7,086)	(2,878)
Sales of short-term investments	2,603	2,524
Increase in restricted short-term investments	(317)	(2)
Other investing activities	(112)	(68)
Net cash used in investing activities	(6,038)	(2,882)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	11,564	3,550
Payments on long-term debt and finance leases	(3,018)	(2,835)
Proceeds from issuance of equity	1,527	—
Deferred financing costs	(132)	(51)
Treasury stock repurchases	(173)	(825)
Dividend payments	(43)	(135)
Net cash provided by (used in) financing activities	9,725	(296)
Net increase in cash and restricted cash	7	37
Cash and restricted cash at beginning of period	290	286
Cash and restricted cash at end of period (1)	$297	$323

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$468	$854
Payroll Support Program Warrants	63	—
Settlement of bankruptcy obligations	56	7
Treasury Loan Warrants	25	—
Deferred financing costs paid through issuance of debt	17	—
Property and equipment acquired through finance leases	—	46
Supplemental information:
Interest paid, net	715	817
Income taxes paid	2	5

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$253	$312
Restricted cash included in restricted cash and short-term investments	44	11
Total cash and restricted cash	$297	$323
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2019	$4	$3,945	$(6,331)	$2,264	$(118)
Net loss	—	—	—	(2,241)	(2,241)
Other comprehensive loss, net	—	—	(149)	—	(149)
Purchase and retirement of 6,378,025 shares of AAG common stock	—	(145)	—	—	(145)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(44)	(44)
Issuance of 1,062,052 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	56	—	—	56
Share-based compensation expense	—	18	—	—	18
Balance at March 31, 2020	4	3,861	(6,480)	(21)	(2,636)
Net loss	—	—	—	(2,067)	(2,067)
Other comprehensive income, net	—	—	17	—	17
Payroll Support Program Warrants	—	55	—	—	55
Equity component of convertible debt issued, net of tax and offering costs	—	320	—	—	320
Issuance of 85,215,000 shares of AAG common stock pursuant to a public stock offering, net of offering costs	1	1,112	—	—	1,113
Issuance of 454,621 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(2)	—	—	(2)
Share-based compensation expense	—	31	—	—	31
Balance at June 30, 2020	5	5,377	(6,463)	(2,088)	(3,169)
Net loss	—	—	—	(2,399)	(2,399)
Other comprehensive loss, net	—	—	(13)	—	(13)
Payroll Support Program Warrants	—	8	—	—	8
Treasury Loan Warrants	—	25	—	—	25
Issuance of 47,741 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	—	—	—	—
Share-based compensation expense	—	20	—	—	20
Balance at September 30, 2020	$5	$5,430	$(6,476)	$(4,487)	$(5,528)

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2018	$5	$4,964	$(5,896)	$758	$(169)
Net income	—	—	—	185	185
Other comprehensive loss, net	—	—	(13)	—	(13)
Purchase and retirement of 16,947,393 shares of AAG common stock	—	(610)	—	—	(610)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(46)	(46)
Issuance of 552,752 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(8)	—	—	(8)
Share-based compensation expense	—	25	—	—	25
Balance at March 31, 2019	5	4,371	(5,909)	897	(636)
Net income	—	—	—	662	662
Other comprehensive loss, net	—	—	(18)	—	(18)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(45)	(45)
Issuance of 1,046,122 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(17)	—	—	(17)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	7	—	—	7
Share-based compensation expense	—	25	—	—	25
Balance at June 30, 2019	5	4,386	(5,927)	1,514	(22)
Net income	—	—	—	425	425
Other comprehensive loss, net	—	—	(19)	—	(19)
Purchase and retirement of 7,275,610 shares of AAG common stock	(1)	(200)	—	—	(201)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(45)	(45)
Issuance of 48,547 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	—	—	—	—
Share-based compensation expense	—	22	—	—	22
Balance at September 30, 2019	$4	$4,208	$(5,946)	$1,894	$160
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While our business performed largely as expected in January and February of 2020, a severe reduction in air travel starting in March 2020 resulted in our total operating revenues decreasing approximately 20% in the first quarter of 2020, 86% in the second quarter of 2020 and 73% in the third quarter of 2020 as compared to the first, second and third quarters of 2019, respectively. While the length and severity of the reduction in demand due to COVID-19 is uncertain, we expect our results of operations for the remainder of 2020 to be severely impacted.
We have taken aggressive actions to mitigate the effect of COVID-19 on our business including deep capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position. We remain extremely focused on taking all self-help measures available to manage our business during this unprecedented time, consistent with the terms of the financial assistance we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.
Capacity Reductions
We have significantly reduced our capacity (as measured by available seat miles), with the third quarter of 2020 flying decreased by 59% year-over-year and fourth quarter of 2020 flying expected to decrease by more than 50% year-over-year, with long-haul international capacity down approximately 75% year-over-year. The demand environment continues to be uncertain as COVID-19 cases have continued to fluctuate in jurisdictions to which we fly and travel restrictions have generally remained in place. Due to this uncertainty, we will continue to adjust our future capacity to match developing trends in bookings for future travel and make further adjustments to our capacity as needed.
Fleet
To better align our network with lower passenger demand, we accelerated the retirement of Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. These retirements remove complexity from our operation and bring forward cost savings and efficiencies associated with operating fewer aircraft types. See Note 13 for further information on the accounting for our fleet retirements. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our current fleet and may decide to permanently retire additional aircraft. In addition, we have placed a number of Boeing 737-800 and certain regional aircraft into temporary storage.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Cost Reductions
We are moving quickly to better align our costs with our reduced schedule. In aggregate, we estimate that we have reduced our 2020 operating and capital expenditures by approximately $17.0 billion. These savings have been achieved primarily through capacity reductions. In addition, we have implemented a series of actions, including the accelerated fleet retirements discussed above as well as reductions in maintenance expense and non-aircraft capital expenditures through less fleet modification work, the elimination of ground service equipment purchases and pausing all non-critical facility investments and information technology projects. We have also suspended all non-essential hiring, paused non-contractual pay rate increases, reduced executive and board of director compensation, implemented voluntary leave and early retirement programs, decreased our management and support staff team, including officers, by approximately 5,100 positions, or 30%, and, as necessary, undertaken furloughs, to reduce our labor costs consistent with our obligations under the CARES Act. In total, more than 20,000 team members have opted for an early retirement or long-term paid leave and approximately 19,000 team members were furloughed starting October 1, 2020. Additionally, we have made reductions in marketing, contractor, event and training expenses as well as consolidated space at airport facilities.
Liquidity
At September 30, 2020, we had $13.6 billion in total available liquidity, consisting of $8.3 billion in unrestricted cash and short-term investments, $4.9 billion in an undrawn term loan facility under the CARES Act and $400 million in an undrawn short-term revolving facility.
During the first nine months of 2020, we completed the following financing transactions (see Note 6 for further information):
•refinanced the $1.2 billion 2014 Term Loan Facility at a lower interest rate and extended the maturity from 2021 to 2027;
•raised $1.0 billion from a senior secured delayed draw term loan credit facility;
•issued $500 million in aggregate principal amount of 3.75% unsecured senior notes due 2025 and repaid $500 million of 4.625% unsecured senior notes that matured in March 2020;
•borrowed $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility;
•issued $1.0 billion in aggregate principal amount of 6.50% convertible senior notes due 2025;
•issued 85.2 million shares of AAG common stock at a price of $13.50 per share pursuant to a public offering of common stock for net proceeds of $1.1 billion;
•issued $2.5 billion in aggregate principal amount of 11.75% senior secured notes due 2025 and repaid the $1.0 billion senior secured delayed draw term loan credit facility that we borrowed in March 2020;
•issued approximately $360 million in special facility revenue bonds, of which $47 million was used to fund the redemption of certain outstanding bonds;
•entered into a $5.5 billion secured term loan facility with the U.S. Department of Treasury (Treasury), of which we borrowed $550 million (see below for additional information on the Treasury Loan Agreement);
•issued $1.2 billion in aggregate principal amount of two series of 10.75% senior secured notes due 2026 secured by various collateral;
•raised $392 million from aircraft sale-leaseback transactions; and
•raised $323 million from enhanced equipment trust certificates (EETCs) and other aircraft and flight equipment financings, of which $17 million was used to repay existing indebtedness.
In addition to the foregoing financings, we were initially approved to receive an aggregate of $5.8 billion in financial assistance to be paid in installments through the payroll support program (Payroll Support Program) under the CARES Act, all of which was received by the end of July 2020. On September 30, 2020, we received an additional installment of $168 million for a total aggregate of $6.0 billion of such financial assistance and, as a result, the promissory note (the PSP Promissory Note) previously issued to Treasury for $1.7 billion was revised upwards to $1.8 billion in aggregate principal

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
amount and warrants to purchase up to an aggregate of approximately 13.7 million shares of AAG common stock were revised upwards to 14.1 million shares (the PSP Warrant Shares) of AAG common stock. See below for further discussion on the Payroll Support Program.
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
We continue to evaluate future financing opportunities and work with third-party appraisers on valuations of our remaining unencumbered assets.
Certain of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value and debt service coverage ratio covenants.
Given the above actions and our assumptions about the future impact of COVID-19 on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings and funds from government assistance obtained pursuant to the CARES Act) and projected cash flows from operations.
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
Payroll Support Program Agreement
In connection with the Payroll Support Program, we are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP Agreement be used exclusively for the continuation of payment of employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits, which expired on September 30, 2020, the requirement that certain levels of commercial air service be maintained and the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through September 30, 2021, as well as those that restrict the payment of certain executive compensation until March 24, 2022. The PSP Agreement also imposes substantial reporting obligations on us. As of September 30, 2020, we also received a secured loan from Treasury under the loan program that is due June 2025 and, as a result, the stock repurchase, dividend and executive compensation restrictions will remain in place through the date that is one year after such secured loan is fully repaid. See below for additional information on the Treasury Loan Agreement.
Pursuant to the PSP Agreement, Treasury provided us financial assistance which was paid in installments (each, an Installment) and totaled an aggregate of approximately $5.8 billion initially and was subsequently increased to $6.0 billion, and all of which has been received as of September 30, 2020. As partial compensation to the U.S. Government for the provision of financial assistance under the Payroll Support Program, we issued a total aggregate principal amount of approximately $1.8 billion under the PSP Promissory Note and issued warrants (each a PSP Warrant and, collectively, the PSP Warrants) to Treasury to purchase up to an aggregate of approximately 14.1 million PSP Warrant Shares. See Note 6 for further information on the PSP Promissory Note and below for more information on the PSP Warrant Agreement and the PSP Warrants.
For accounting purposes, the $6.0 billion of aggregate financial assistance we received pursuant to the PSP Agreement is allocated to the PSP Promissory Note, the PSP Warrants and other Payroll Support Program financial assistance (the PSP Financial Assistance). The aggregate principal amount of approximately $1.8 billion of PSP Promissory Note was recorded as unsecured long-term debt, and the total fair value of the PSP Warrants of $63 million, estimated using a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Black-Scholes option pricing model, was recorded in stockholders' equity in the condensed consolidated balance sheet. The remaining amount of approximately $4.2 billion of PSP Financial Assistance was recognized as a credit to special items, net in the condensed consolidated statement of operations in the second and third quarters of 2020, the period over which the continuation of payment of employee wages, salaries and benefits was required. For the three and nine months ended September 30, 2020, approximately $2.1 billion and $4.2 billion, respectively, was recognized as a credit to special items, net in the condensed consolidated statement of operations.
PSP Warrant Agreement and PSP Warrants
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP Agreement, and pursuant to the PSP Warrant Agreement, we agreed to issue warrants to Treasury to purchase up to an aggregate of approximately 14.1 million PSP Warrant Shares of AAG common stock. The exercise price of the PSP Warrant Shares is $12.51 per share (which was the closing price of AAG common stock on The Nasdaq Global Select Market on April 9, 2020) (the Exercise Price) subject to certain anti-dilution provisions provided for in the PSP Warrant.
Pursuant to the PSP Warrant Agreement, on the PSP Closing Date, May 29, 2020, June 30, 2020, July 30, 2020 and September 30, 2020, we issued to Treasury a PSP Warrant to purchase up to an aggregate of approximately 6.7 million shares, 2.8 million shares, 2.8 million shares, 1.4 million shares and 0.4 million shares, respectively, of AAG common stock based on the terms described herein.
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
Treasury Loan Agreement
On September 25, 2020 (the Treasury Loan Closing Date), AAG and American entered into a Loan and Guarantee Agreement (the Treasury Loan Agreement) with Treasury which provides for a secured term loan facility (the Treasury Term Loan Facility) that permitted American to borrow up to $5.5 billion. Subsequently, on October 21, 2020, AAG and American entered into an amendment to the Treasury Loan Agreement that permits American to borrow up to $7.5 billion. The Treasury Loan Agreement will involve the issuance of additional warrants to purchase up to an aggregate of approximately 60.0 million shares of AAG common stock, assuming the Treasury Term Loan Facility is fully drawn. As of September 30, 2020, American borrowed $550 million under the Treasury Term Loan Facility, which is scheduled to mature on June 30, 2025, and issued warrants to Treasury to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock. See Note 6 for further information on the Treasury Loan Agreement and below for more information on the Treasury Loan Warrant Agreement and Treasury Loan Warrants.
Treasury Loan Warrant Agreement and Warrants
In connection with the Treasury Loan Agreement, AAG also entered into a warrant agreement (the Treasury Loan Warrant Agreement) with Treasury. Pursuant to the Treasury Loan Warrant Agreement, AAG agreed to issue warrants (each a Treasury Loan Warrant and, collectively, the Treasury Loan Warrants) to Treasury to purchase up to an aggregate of approximately 60.0 million shares (the Treasury Loan Warrant Shares) of AAG's common stock based on the $7.5 billion commitment amount under the Treasury Term Loan Facility. The exercise price of the Treasury Loan Warrant Shares is $12.51 per share (the Exercise Price) subject to certain anti-dilution provisions provided for in the Treasury Loan Warrant Agreement. For accounting purposes, the fair value for the Treasury Loan Warrant Shares is estimated using a Black-Scholes option pricing model and recorded in stockholders' equity with an offsetting debt discount to the Treasury Term Loan Facility in the condensed consolidated balance sheet.
Pursuant to the Treasury Loan Warrant Agreement, on the Treasury Loan Closing Date, AAG issued to Treasury a Treasury Loan Warrant to purchase up to an aggregate of approximately 4.4 million Treasury Loan Warrant Shares based on the terms described herein. On the date of each additional borrowing under the Treasury Loan Agreement, AAG will issue to Treasury an additional Treasury Loan Warrant for a number of Treasury Loan Warrant Shares equal to 10% of such borrowing, divided by the Exercise Price.
The Treasury Loan Warrants do not have any voting rights and are freely transferrable, with registration rights. Each Treasury Loan Warrant expires on the fifth anniversary of the date of issuance of such Treasury Loan Warrant. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Treasury Loan Warrants will be exercisable either through net share settlement or cash, at AAG's option. The Treasury Loan Warrants were issued solely as compensation to the U.S. Government related to entry into the Treasury Loan Agreement. No separate proceeds were received upon issuance of the Treasury Loan Warrants or will be received upon exercise thereof.
(c) Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2016-13: Measurement of Credit Losses on Financial Instruments
This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. We adopted this accounting standard prospectively as of January 1, 2020, and it did not have a material impact on our condensed consolidated financial statements.
ASU 2020-06: Accounting for Convertible Instruments and Contracts In An Entity's Own Equity
This ASU simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this ASU amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt this ASU using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. This ASU is applicable to our 6.50% convertible senior notes due 2025, and we are assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PSP Financial Assistance (1)	$(1,908)	$—	$(3,710)	$—
Severance expenses (2)	871	—	1,408	—
Fleet impairment (3)	742	201	1,484	201
Labor contract expenses (4)	—	—	228	—
Mark-to-market adjustments on bankruptcy obligations, net (5)	—	(22)	(49)	(18)
Fleet restructuring expenses (6)	—	72	—	232
Litigation reserve adjustments	—	(53)	—	(53)
Merger integration expenses	—	29	—	106
Other operating special items, net	—	1	(18)	19
Mainline operating special items, net	(295)	228	(657)	487

PSP Financial Assistance (1)	(228)	—	(444)	—
Severance expenses (2)	4	—	18	—
Fleet impairment (3)	—	—	117	—
Other operating special items, net	—	6	—	6
Regional operating special items, net	(224)	6	(309)	6
Operating special items, net	(519)	234	(966)	493

Mark-to-market adjustments on equity and other investments, net (7)	(21)	45	159	37
Debt refinancing, extinguishment and other charges	—	(1)	48	6
Nonoperating special items, net	(21)	44	207	43

(1)PSP Financial Assistance represents recognition of a portion of financial assistance received from Treasury pursuant to the PSP Agreement. See Note 1 for further information.
(2)Severance expenses principally include salary and medical costs associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to COVID-19. These expenses in the three months ended September 30, 2020 also include salary and medical costs associated with team members who were notified in the third quarter of 2020 they were being involuntarily furloughed starting October 1, 2020, subsequent to the expiration of the Payroll Support Program requirement against involuntary furloughs. Cash payments related to these charges for the three and nine months ended September 30, 2020 were approximately $120 million and $170 million, respectively.
(3)Fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven by the decline in air travel due to COVID-19. Aircraft retired include Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300, Embraer 190, certain Embraer 140 and Bombardier CRJ200 aircraft. See Note 13 for further information related to these charges.
The three months ended September 30, 2020 included a $709 million non-cash write-down of Airbus A330-200 aircraft and spare parts and $33 million in cash charges primarily for lease return and other costs.
The nine months ended September 30, 2020 included a $1.5 billion non-cash write-down of mainline and regional aircraft and spare parts and $109 million in cash charges primarily for impairment of ROU assets and lease return costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
(4)Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(5)Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.
(6)Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.
(7)Mark-to-market adjustments on equity and other investments, net primarily relates to net unrealized gains and losses associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines) and certain treasury rate lock derivative instruments.
3. Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic EPS:
Net income (loss)	$(2,399)	$425	$(6,707)	$1,272
Weighted average common shares outstanding (in thousands)	509,049	441,915	454,523	446,291
Basic EPS	$(4.71)	$0.96	$(14.76)	$2.85

Diluted EPS:
Net income (loss) for purposes of computing diluted EPS	$(2,399)	$425	$(6,707)	$1,272
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	509,049	441,915	454,523	446,291
Dilutive effect of stock awards	—	486	—	848
Diluted weighted average common shares outstanding	509,049	442,401	454,523	447,139
Diluted EPS	$(4.71)	$0.96	$(14.76)	$2.84
Securities that could potentially dilute EPS in the future, and which were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock unit awards	4,559	2,590	5,091	2,648
PSP Warrants	25	—	2,131	—
Treasury Loan Warrants	1	—	—	—
6.50% convertible senior notes	61,728	—	21,933	—
4. Share Repurchase Programs and Cash Dividends
During the nine months ended September 30, 2020, we repurchased 6.4 million shares of AAG common stock for $145 million at a weighted average cost per share of $22.77, all of which were purchased in the first quarter of 2020.
In January 2020, our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of February 5, 2020 and paid on February 19, 2020, totaling $43 million.
We have suspended our capital return program, including share repurchases and the payment of future dividends. In connection with our receipt of financial assistance under the Payroll Support Program, we agreed not to repurchase

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
shares of or make dividend payments in respect of AAG common stock through September 30, 2021. As of September 30, 2020, we also entered into the Treasury Loan Agreement and, as a result, we will be prohibited from repurchasing shares of AAG common stock and paying dividends on AAG common stock through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid.
5. Revenue Recognition
Revenue
The following are the significant categories comprising our reported operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Passenger revenue:
Passenger travel	$2,407	$10,226	$10,491	$29,215
Loyalty revenue - travel (1)	133	769	837	2,448
Total passenger revenue	2,540	10,995	11,328	31,663
Cargo	207	208	484	647
Other:
Loyalty revenue - marketing services	389	570	1,317	1,742
Other revenue	37	138	180	403
Total other revenue	426	708	1,497	2,145
Total operating revenues	$3,173	$11,911	$13,309	$34,455

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Domestic	$2,296	$7,814	$9,102	$23,048
Latin America	172	1,218	1,386	3,829
Atlantic	56	1,596	621	3,677
Pacific	16	367	219	1,109
Total passenger revenue	$2,540	$10,995	$11,328	$31,663
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

	September 30, 2020	December 31, 2019
	(In millions)
Loyalty program liability	$9,094	$8,615
Air traffic liability	4,903	4,808
Total	$13,997	$13,423

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2019	$8,615
Deferral of revenue	1,456
Recognition of revenue (1)	(977)
Balance at September 30, 2020 (2)	$9,094

(1)Principally relates to revenue recognized from the redemption of mileage credits for both air and non-air travel awards. Mileage credits are combined in one homogenous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the loyalty program deferred revenue balance at the beginning of the period, as well as miles that were issued during the period.
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. In response to COVID-19, we suspended the expiration of mileage credits through December 31, 2020. As of September 30, 2020, our current loyalty program liability was $2.1 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to COVID-19, we will continue to monitor redemption patterns and may adjust our estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2020, $2.8 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2019. In response to COVID-19, we extended the contract duration for certain tickets to December 31, 2021, principally those with travel scheduled March 1, 2020 through December 31, 2020. As of September 30, 2020, the air traffic liability included approximately $2.5 billion of travel credits related to these unused tickets for travel prior to September 30, 2020. Accordingly, any revenue associated with these tickets will be recognized within the next 15 months. Given this change in contract duration and uncertainty surrounding the future demand for air travel, our estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as our estimates of refunds may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
6. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2020	December 31, 2019
Secured
2013 Term Loan Facility, variable interest rate of 1.89%, installments through 2025	$1,788	$1,807
2013 Revolving Facility, variable interest rate of 2.16%, due 2024	750	—
2014 Term Loan Facility, variable interest rate of 1.90%, installments through 2027	1,220	1,202
2014 Revolving Facility, variable interest rate of 2.16%, due 2024	1,643	—
April 2016 Term Loan Facility, variable interest rate of 2.15%, installments through 2023	960	970
April 2016 Revolving Facility, variable interest rate of 2.16%, due 2024	450	—
December 2016 Term Loan Facility, variable interest rate of 2.15%, installments through 2023	1,213	1,213
11.75% senior secured notes, interest only payments until due in July 2025	2,500	—
Treasury Term Loan Facility, variable interest rate of 3.73%, due June 2025	550	—
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	—
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 3.99%, maturing from 2021 to 2032	11,146	11,933
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.33% to 5.83%, averaging 1.88%, maturing from 2020 to 2032	4,484	4,727
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2021 to 2036	1,064	754
	28,968	22,606
Unsecured
PSP Promissory Note	1,765	—
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	—
5.000% senior notes, interest only payments until due in June 2022	750	750
3.75% senior notes, interest only payments until due in March 2025	500	—
4.625% senior notes	—	500
	4,015	1,250
Total long-term debt	32,983	23,856
Less: Total unamortized debt discount, premium and issuance costs	780	211
Less: Current maturities	2,610	2,749
Long-term debt, net of current maturities	$29,593	$20,896

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The table below shows the maximum availability under our credit facilities, as of September 30, 2020 (in millions):

Treasury Term Loan Facility	$4,927
Other Short-term Revolving Facility	400
Total	$5,327
Pursuant to the Treasury Loan Agreement (as defined below), at September 30, 2020, we had a $5.5 billion Treasury Term Loan Facility (as defined below) of which we have drawn $550 million. In addition, we have an undrawn $400 million short-term revolving credit facility we entered into in December 2019, which was set to expire at the end of December 2020 but which we have extended through the beginning of July 2021. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and certain pre-delivery payments, as well as certain intellectual property and loyalty program assets.
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
Delayed Draw Term Loan Credit Facility
In March 2020, American and AAG entered into a Credit and Guaranty Agreement which provided for a $1.0 billion senior secured delayed draw term loan credit facility (the Delayed Draw Term Loan Credit Facility), which was scheduled to be due and payable in a single installment on the maturity date in March 2021. In connection with the issuance of the 11.75% senior secured notes due 2025, as described below, the Delayed Draw Term Loan Credit Facility was repaid and the Delayed Draw Term Loan Credit Facility and all of the security documents and other loan documents related thereto were terminated as of June 30, 2020.
11.75% Senior Secured Notes
In June 2020, American issued $2.5 billion aggregate principal amount of 11.75% senior secured notes due 2025 (the 11.75% Senior Secured Notes) at a price equal to 99% of their aggregate principal amount. The 11.75% Senior Secured Notes bear interest at a rate of 11.75% per annum (subject to increase if a certain collateral coverage ratio is not met). Interest on the 11.75% Senior Secured Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021. The 11.75% Senior Secured Notes will mature on July 15, 2025. The obligations of American under the 11.75% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG. The proceeds from the 11.75% Senior Secured Notes were used to repay and terminate the Delayed Draw Term

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Loan Credit Facility (and to terminate all security documents and all other loan documents related thereto) with the remaining amount for general corporate purposes and to enhance our liquidity position.
American may redeem the 11.75% Senior Secured Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus a make whole premium, together with accrued and unpaid interest, if any, to (but not including) the redemption date.
The 11.75% Senior Secured Notes are American’s senior secured obligations. Subject to certain limitations and exceptions, the 11.75% Senior Secured Notes are secured on a first-lien basis by security interests in certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in Australia, Canada, the Caribbean, Central America, China, Hong Kong, Japan, Mexico, South Korea, and Switzerland. American’s obligations with respect to the 11.75% Senior Secured Notes are also secured on a second-lien basis by security interests in certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in the European Union and the United Kingdom. American may be required to pledge additional collateral in the future under the terms of the 11.75% Senior Secured Notes, and in certain circumstances may elect to pledge additional collateral as a replacement for existing collateral. The collateral that secures the 11.75% Senior Secured Notes on a second-lien basis presently secures the 2014 Credit Facilities, on a first-lien basis.
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
PSP Promissory Note
In April 2020, as partial compensation to the U.S. Government for the provision of financial assistance under the PSP Agreement, we issued the PSP Promissory Note to Treasury, which provides for our unconditional promise to pay to Treasury 30% of the total amount of financial assistance disbursed under the PSP Agreement, and the guarantee of our obligations by the Guarantors. The total financial assistance we received pursuant to the PSP Agreement is approximately $6.0 billion. As of September 30, 2020, the principal amount of the PSP Promissory Note was approximately $1.8 billion.
The PSP Promissory Note bears interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the PSP Closing Date and 2.00% plus an interest rate based on the secured overnight financing rate per annum or other benchmark replacement rate consistent with customary market conventions (but not to be less than 0.00%) thereafter until the tenth anniversary of the PSP Closing Date (the PSP Maturity Date), and interest accrued thereon will be payable in arrears on the last business day of March and September of each year, beginning on

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
September 30, 2020. The aggregate principal amount outstanding under the PSP Promissory Note, together with all accrued and unpaid interest thereon and all other amounts payable under the PSP Promissory Note, will be due and payable on the PSP Maturity Date.
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
6.50% Convertible Senior Notes
In June 2020, AAG completed the public offering of $1.0 billion aggregate principal amount of AAG’s 6.50% convertible senior notes due 2025 (the Convertible Notes). The Convertible Notes are fully and unconditionally guaranteed by American (the Convertible Notes Guarantee). The net proceeds to us from the Convertible Notes were approximately $970 million, after deducting the underwriters’ discounts and commissions and our estimated offering expenses. The net proceeds from the Convertible Notes are being used for general corporate purposes and to enhance our liquidity position.
The Convertible Notes were issued pursuant to an indenture, dated as of June 25, 2020 (the Base Indenture), between AAG and Wilmington Trust, National Association as trustee (the Convertible Notes Trustee), as supplemented by that certain first supplemental indenture, dated as of June 25, 2020, among AAG, American and the Convertible Notes Trustee (the Convertible Notes Supplemental Indenture and, together with the Base Indenture, the Convertible Notes Indenture). The Convertible Notes bear interest at a rate of 6.50% per annum. Interest on the Convertible Notes is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021. The Convertible Notes will mature on July 1, 2025, unless earlier converted or redeemed or repurchased by us.
The Convertible Notes were priced to investors in the offering at 100% of their principal amount. The Convertible Notes and the Convertible Notes Guarantee will rank pari passu in right of payment with all of AAG’s and American's respective existing and future senior indebtedness and senior in right of payment to all of AAG’s and American's respective future subordinated indebtedness. The Convertible Notes and the Convertible Notes Guarantee will be effectively subordinated to all of AAG's and American's respective existing and future secured indebtedness to the extent of the value of the assets pledged to secure those obligations. The Convertible Notes will also be structurally subordinated to all existing and future indebtedness of AAG’s non-guarantor subsidiaries.
Upon conversion, AAG will pay or deliver, as the case may be, cash, shares of AAG common stock or a combination of cash and shares of AAG common stock, at AAG’s election. The initial conversion rate is 61.7284 shares of AAG common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $16.20 per share of AAG common stock). The conversion rate is subject to adjustment in some events as described in the Convertible Notes Indenture.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
In addition, following certain corporate events that occur prior to the maturity date or upon AAG’s issuance of a notice of redemption, AAG will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or during the related redemption period in certain circumstances by a specified number of shares of AAG common stock as described in the Convertible Notes Indenture.
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
If AAG undergoes a fundamental change described in the Convertible Notes Indenture prior to the maturity date of the Convertible Notes, except as described in the Convertible Notes Indenture, holders of the Convertible Notes may require AAG to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Convertible Notes Indenture provides for customary terms and covenants, including that upon certain events of default, either the Convertible Notes Trustee or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the unpaid principal amount of the Convertible Notes and accrued and unpaid interest, if any, thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the Convertible Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As the Convertible Notes can be settled in cash upon conversion, for accounting purposes, the Convertible Notes were bifurcated into a debt component that was recorded at fair value and an equity component. The following table details the debt and equity components recognized related to the Convertible Notes as of September 30, 2020 (in millions):

September 30, 2020
Principal amount of 6.50% convertible senior notes	$1,000
Unamortized debt discount	(430)
Net carrying amount of 6.50% convertible senior notes	570
Additional paid-in capital	415
The effective interest rate on the liability component for the third quarter of 2020 approximated 20%. We recognized $30 million of interest expense in the third quarter of 2020 including $14 million of non-cash amortization of the debt discount as well as $16 million of contractual coupon interest. The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is five years as follows: $13 million in 2020, $63 million in 2021, $77 million in 2022, $95 million in 2023, $116 million in 2024 and $66 million in 2025.
At September 30, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.
Treasury Loan Agreement
On September 25, 2020, American and AAG entered into a Loan and Guarantee Agreement (the Treasury Loan Agreement) with Treasury which provides for a secured term loan facility (the Treasury Term Loan Facility) that permitted American to borrow up to $5.5 billion. Subsequently, on October 21, 2020, American and AAG entered into an amendment to the Treasury Loan Agreement that permits American to borrow up to $7.5 billion.
As of September 30, 2020, American borrowed $550 million under the Treasury Term Loan Facility and may, at its option, borrow additional amounts in up to two subsequent borrowings until March 26, 2021. The proceeds from the Treasury Term Loan Facility will be used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the Treasury Loan Agreement and the applicable provisions of the CARES Act.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The Treasury Term Loan Facility will bear interest at a variable rate per annum equal to (a)(i) the LIBOR rate divided by (ii) one minus the Eurodollar Reserve Percentage plus (b) 3.50%. Accrued interest on the loans will be payable in arrears on the first business day following the 14th day of each March, June, September and December, beginning with September 15, 2021, and on June 30, 2025 (the Treasury Term Loan Maturity Date). As of September 30, 2020, the applicable interest rate for the $550 million loan drawn under the Treasury Term Loan Facility will be 3.73% per annum through September 15, 2021 at which time the interest rate will reset.
All advances under the Treasury Term Loan Facility will be in the form of term loans, all of which will mature and be due and payable in a single installment on the Treasury Term Loan Maturity Date. American may, at any time and from time to time, voluntarily prepay amounts outstanding under the Treasury Loan Agreement, in whole or in part, without penalty or premium. Amounts prepaid may not be reborrowed. Mandatory prepayments of loans under the Treasury Term Loan Facility are required, without penalty or premium, to the extent necessary to comply with American's covenants regarding the expiry of certain agreements constituting Treasury Collateral (as defined below), the debt service coverage ratio, certain dispositions of Treasury Collateral, certain debt issuances secured by liens on the Treasury Collateral and certain indemnity, termination, liquidated damages or insurance payments related to the Treasury Collateral, in addition to the occurrence of a change in control of AAG.
American's obligations under the Treasury Loan Agreement are secured by a first priority security interest on American's rights under U.S. co-branded credit card agreements and certain other loyalty program partner participation agreements (including rights to receive cash flows thereunder), documents, deposit accounts, securities accounts, books and records and intellectual property related to American's AAdvantage loyalty program and all proceeds, accessions, rents or profits related to the foregoing (collectively, the Treasury Collateral). American is permitted under the Treasury Loan Agreement to add certain types of assets to the Treasury Collateral and, subject to certain conditions, release Treasury Collateral, in each case from time to time at its discretion.
The Treasury Loan Agreement requires American, under certain circumstances, including within 10 business days prior to the last business day of March and September of each year, beginning March 2021, to appraise the value of the Treasury Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.6 to 1.0, American will be required either to provide additional Treasury Collateral (which may include cash collateral) to secure its obligations under the Treasury Loan Agreement or repay the term loans under the Treasury Term Loan Facility, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Treasury Collateral or repayment, is at least 1.6 to 1.0. Based on the appraisal American submitted in connection with the execution of the Treasury Loan Agreement, the appraised value of the Treasury Collateral is presently significantly in excess of the 2.0 to 1.0 collateral coverage ratio necessary to access the amount under the Treasury Term Loan Facility, including any contemplated increase.
The Treasury Loan Agreement also requires American to calculate the debt service coverage ratio on a quarterly basis. If the calculated debt service coverage ratio is less than 1.75 to 1.00, then AAG and its subsidiaries will be required to place an amount equal to at least 50% of certain revenues received from the AAdvantage loyalty program (the Loyalty Program Revenues) into a blocked account to be held for the benefit of the lenders who may choose to use such funds to prepay the outstanding term loans until the debt service coverage ratio is recalculated to be greater than or equal to 1.75 to 1.00. If the calculated debt service coverage ratio is less than or equal to 1.50 to 1.00, but greater than 1.25 to 1.00, then all amounts previously deposited into the blocked account will be used to prepay outstanding term loans and an amount equal to at least 50% of all future Loyalty Program Revenues will be transferred into the payment account and used to prepay outstanding term loans until the debt service coverage ratio is recalculated to be greater than 1.50 to 1.00. If the calculated debt service coverage ratio is less than or equal to 1.25 to 1.00, then all amounts previously deposited into the blocked account will be used to prepay outstanding term loans and an amount equal to at least 75% of all future Loyalty Program Revenues will be transferred into the payment account and used to prepay outstanding term loans until the debt service coverage ratio is recalculated to be greater than 1.25 to 1.00.
The Treasury Loan Agreement also includes affirmative, negative and financial covenants that, among other things, limit AAG's ability to pay dividends, repurchase common stock of AAG or make certain other payments, make certain investments, incur liens on the Treasury Collateral, dispose of the Treasury Collateral, amend material AAdvantage loyalty program agreements, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions. In addition, under the Treasury Loan Agreement, AAG must maintain a minimum aggregate liquidity of $2.0 billion.
The Treasury Loan Agreement requires AAG and American to comply with the relevant provisions of the CARES Act, including, but not limited to, the provisions that prohibit the repurchase of AAG’s common stock, the payment of common

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
stock dividends and those that restrict the payment of certain executive compensation, in each case, through the date that is 12 months after the date on which all amounts of loan outstanding under the Treasury Term Loan Facility have been repaid in full.
The Treasury Loan Agreement contains events of default, including cross-default with respect to acceleration or failure to pay at maturity other material indebtedness. Upon the occurrence of an event of default and subject to certain grace periods, the outstanding obligations under the Treasury Loan Agreement may be accelerated and become due and payable immediately.
10.75% Senior Secured Notes
On September 25, 2020 (the 10.75% Senior Secured Notes Closing Date), American completed its previously announced sale of $1.0 billion in initial principal amount of PIK senior secured IP notes (the IP Notes) and $200 million in initial principal amount of PIK senior secured notes (the LGA/DCA Notes and together with the IP Notes, the 10.75% Senior Secured Notes). The obligations of American under the 10.75% Senior Secured Notes are fully and unconditionally guaranteed (the 10.75% Senior Secured Notes Guarantees) on a senior unsecured basis by AAG. The 10.75% Senior Secured Notes bear interest at a rate of 10.75% per annum in cash. For any interest period on or prior to September 1, 2022, American may, at its election, pay interest at a rate of 12.00% per annum payable one-half in cash and one-half in kind.
American expects to use the proceeds from the 10.75% Senior Secured Notes to pay transaction-related fees and expenses and for general corporate purposes.
The 10.75% Senior Secured Notes were each issued pursuant to a separate indenture, dated as of September 25, 2020 (individually, the IP Notes Indenture and the LGA/DCA Notes Indenture and collectively, the 10.75% Senior Secured Notes Indentures), by and among American, AAG and Wilmington Trust, National Association, as trustee and as collateral trustee (the 10.75% Senior Secured Notes Trustee). The IP Notes are secured by a first lien security interest on certain intellectual property of American, including the “American Airlines” trademark and the “aa.com” domain name in the United States and certain foreign jurisdictions (the IP Collateral), and a second lien on certain slots related to American’s operations at New York LaGuardia and Ronald Reagan Washington National airports and certain other assets (the LGA/DCA Collateral and together with the IP Collateral, the 10.75% Senior Secured Notes Collateral). Subject to certain conditions, American will be permitted to incur up to $4.0 billion of additional pari passu debt and unlimited second lien debt secured by the IP Collateral securing the IP Notes. The LGA/DCA Notes are secured by a first lien security interest in the LGA/DCA Collateral. American may be required to pledge additional collateral in the future under the terms of the 10.75% Senior Secured Notes, and in certain circumstances may elect to pledge additional collateral including as a replacement for existing collateral. The LGA/DCA Collateral presently secures (and will continue to secure), on a first-lien basis the December 2016 Credit Facilities.
Interest on the 10.75% Senior Secured Notes is payable semiannually in arrears on September 1 and March 1 of each year, beginning on March 1, 2021. The 10.75% Senior Secured Notes will mature on February 15, 2026.
On or prior to the fourth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at a redemption price equal to 100% of the principal amount of the 10.75% Senior Secured Notes redeemed plus a make whole premium, together with accrued and unpaid interest. After the fourth anniversary of the 10.75% Senior Secured Notes Closing Date and on or prior to the fifth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at a redemption price equal to 105.375% of the principal amount of the 10.75% Senior Secured Notes redeemed, together with accrued and unpaid interest. After the fifth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at par, together with accrued and unpaid interest.
In the event of a specified change of control, each holder of 10.75% Senior Secured Notes may require American to repurchase its 10.75% Senior Secured Notes, in whole or in part, at a repurchase price of 101% of the aggregate principal amount of the 10.75% Senior Secured Notes so repurchased, plus accrued and unpaid interest, if any, to (but not including) the repurchase date.
The 10.75% Senior Secured Notes Indentures contain covenants that, among other things, restrict the ability of AAG and the ability of its restricted subsidiaries (including American) to: (i) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (ii) incur liens on the 10.75% Senior Secured Notes Collateral and dispose of or release the 10.75% Senior Secured Notes Collateral, (iii) repay subordinated indebtedness, (iv) make certain loans and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
investments, (v) incur indebtedness or issue preferred stock, (vi) merge, consolidate or sell assets, and (vii) designate subsidiaries as unrestricted. These covenants are subject to a number of important exceptions and qualifications set forth in the 10.75% Senior Secured Notes Indentures.
Upon the occurrence of any event of default (other than certain bankruptcy or insolvency or reorganization events affecting AAG or certain of its subsidiaries, including American), the 10.75% Senior Secured Notes may be declared to be due and payable immediately. Upon the occurrence of certain bankruptcy, insolvency or reorganization events affecting AAG or certain of its subsidiaries (including American), all outstanding 10.75% Senior Secured Notes will become due and payable immediately without further action or notice on the part of the 10.75% Senior Secured Notes Trustee or any holder of the 10.75% Senior Secured Notes.
2019-1 Aircraft EETCs
In August 2019, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2019-1 Class AA, Class A and Class B EETCs (the 2019-1 Aircraft EETCs) in connection with the financing of 35 aircraft previously delivered or scheduled to be delivered to American through September 2020 (the 2019-1 Aircraft). In 2019, $804 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of 28 aircraft under the 2019-1 Aircraft EETCs, of which $608 million was used to repay existing indebtedness. During the third quarter of 2020, $126 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of three aircraft under the 2019-1 Aircraft EETCs. Interest and principal payments on equipment notes issued in connection with the 2019-1 Aircraft EETCs are payable semiannually in February and August of each year, which interest payments began in February 2020 and which principal payments began or are scheduled to begin (i) in the case of equipment notes with respect to any 2019-1 Aircraft owned by American at the time of issuance of the 2019-1 Aircraft EETCs, in February 2020 and (ii) in the case of equipment notes with respect to the Embraer E175 aircraft and the Airbus A321neo aircraft scheduled to be delivered after the issuance of the 2019-1 Aircraft EETCs, in August 2020 and August 2021, respectively. The remaining proceeds of approximately $168 million as of September 30, 2020 were being held in escrow with a depositary for the benefit of the holders of the 2019-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2019-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depositary for the benefit of the holders of the 2019-1 Aircraft EETCs are not American’s assets.
Certain information regarding the 2019-1 Aircraft EETC equipment notes and remaining escrowed proceeds, as of September 30, 2020, is set forth in the table below.

	2019-1 Aircraft EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$579	$289	$229
Remaining escrowed proceeds	$89	$44	$35
Fixed interest rate per annum	3.15%	3.50%	3.85%
Maturity date	February 2032	February 2032	February 2028
3.75% Senior Notes
In February 2020, AAG issued $500 million aggregate principal amount of 3.75% senior notes due 2025 (the 3.75% Senior Notes). These notes bear interest at a rate of 3.75% per annum, payable semiannually in arrears in March and September of each year, beginning in September 2020. The 3.75% Senior Notes are senior unsecured obligations of AAG and are fully and unconditionally guaranteed by American. The 3.75% Senior Notes mature in March 2025.
Equipment Notes and Other Notes Payable Issued in 2020
In the nine months ended September 30, 2020, American entered into agreements under which it borrowed $197 million in connection with the financing or refinancing, as the case may be, of certain aircraft, of which $17 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2029 through 2032 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 1.88% at September 30, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
7. Income Taxes
At December 31, 2019, we had approximately $9.1 billion of federal net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income. The federal NOL Carryforwards will expire beginning in 2023 if unused. We also had approximately $3.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2019, which will expire in years 2020 through 2039 if unused. Our ability to use our NOL Carryforwards depends on the amount of taxable income generated in future periods. We presently do not have a valuation allowance on our net deferred tax assets. There can be no assurance that a valuation allowance on our net deferred tax assets will not be required in the future. Such valuation allowance could be material.
At December 31, 2019, we had an Alternative Minimum Tax (AMT) credit carryforward of approximately $170 million available for federal income tax purposes, which was fully refunded as of September 30, 2020 as a result of the CARES Act enacted in March of 2020.
During the three and nine months ended September 30, 2020, we recorded an income tax benefit of $696 million and $1.9 billion, respectively.
8. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2020.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2020
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$2,828	$2,828	$—	$—
Corporate obligations	2,454	—	2,454	—
Bank notes/certificates of deposit/time deposits	1,974	—	1,974	—
Repurchase agreements	775	—	775	—
	8,031	2,828	5,203	—
Restricted cash and short-term investments (1), (4)	508	385	123	—
Long-term investments (3)	146	146	—	—
Total	$8,685	$3,359	$5,326	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments mature in one year or less except for $286 million of bank notes/certificates of deposit/time deposits and $70 million of corporate obligations.
(3)Long-term investments primarily include our equity investment in China Southern Airlines, in which we presently own a 1.8% equity interest, and are classified in other assets on the condensed consolidated balance sheet.
(4)Restricted cash and short-term investments primarily includes money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK and collateral held to support workers' compensation obligations.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $2.3 billion which would have been classified as Level 3 in the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$32,203	$28,047	$23,645	$24,508
9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2020	2019	2020	2019
Service cost	$1	$1	$2	$1
Interest cost	154	175	8	9
Expected return on assets	(253)	(204)	(3)	(4)
Special termination benefits	—	—	410	—
Settlements	—	—	—	—
Amortization of:
Prior service cost (benefit)	7	7	(33)	(59)
Unrecognized net loss (gain)	41	37	(5)	(8)
Net periodic benefit cost (income)	$(50)	$16	$379	$(61)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2020	2019	2020	2019
Service cost	$3	$2	$5	$3
Interest cost	461	527	22	26
Expected return on assets	(757)	(611)	(9)	(12)
Special termination benefits	—	—	410	—
Settlements	4	—	—	—
Amortization of:
Prior service cost (benefit)	21	21	(139)	(177)
Unrecognized net loss (gain)	124	113	(17)	(24)
Net periodic benefit cost (income)	$(144)	$52	$272	$(184)
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses, the cost for the special termination benefits is included in special items, net and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the third quarter of 2020, we remeasured our retiree medical and other postretirement benefits to account for enhanced healthcare benefits provided to eligible team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to COVID-19. For the three months ended September 30, 2020, we recognized a $410 million special charge for these enhanced healthcare benefits and increased our postretirement benefits obligation by $410 million as of September 30, 2020.
Pursuant to the CARES Act, minimum required pension contributions to be made in the calendar year 2020 can be deferred to January 1, 2021, with interest accruing from the original due date to the new payment date. We expect to defer our $133 million 2020 minimum required contributions to January 1, 2021, which we intend to pay or otherwise satisfy on or prior to December 31, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2019	$(5,238)	$(2)	$(1,091)		$(6,331)
Other comprehensive income (loss) before reclassifications	(180)	—	41		(139)
Amounts reclassified from AOCI	(7)	—	1	(2)	(6)
Net current-period other comprehensive income (loss)	(187)	—	42		(145)
Balance at September 30, 2020	$(5,425)	$(2)	$(1,049)		$(6,476)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(20)	$(40)	$(91)	$(121)	Nonoperating other income (expense), net
Actuarial loss	28	22	85	69	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$8	$(18)	$(6)	$(52)
11. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Aircraft fuel and related taxes	$158	$485	$638	$1,395
Salaries, wages and benefits	379	461	1,218	1,310
Capacity purchases from third-party regional carriers (1)	233	354	765	1,046
Maintenance, materials and repairs	72	108	244	303
Other rent and landing fees	112	167	369	495
Aircraft rent	3	8	11	23
Selling expenses	27	102	121	299
Depreciation and amortization	79	84	247	246
Special items, net	(224)	6	(309)	6
Other	75	158	334	459
Total regional expenses	$914	$1,933	$3,638	$5,582

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

(1)During the three months ended September 30, 2020 and 2019, we recognized $102 million and $150 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2020 and 2019, we recognized $313 million and $442 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
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
Pursuant to rulings of the Bankruptcy Court, the Plan established a disputed claims reserve (the Disputed Claims Reserve) to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. We are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. In February 2020, 2.2 million shares of AAG common stock were distributed from the Disputed Claims Reserve. After giving effect to this distribution, as of September 30, 2020, the Disputed Claims Reserve held 4.8 million shares of AAG common stock.
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
As previously discussed, in the first nine months of 2020, our operations, liquidity and stock price were significantly impacted by decreased passenger demand and government travel restrictions due to COVID-19. Additionally, we decided to retire certain mainline aircraft earlier than planned including Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. As a result of these events and circumstances, in each of the first three quarters of 2020, we performed impairment tests on our long-lived assets in connection with the preparation of our financial statements.
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
As a result of the impairment tests performed on our long-lived assets, we determined the sum of the estimated undiscounted future cash flows exceeded the $42.0 billion carrying value for our long-lived assets except for the aircraft being retired earlier than planned as discussed above. For those aircraft and certain related spare parts, we recorded impairment charges reflecting the difference between the carrying values of these assets and their fair values of $714 million and $1.5 billion for the three and nine months ended September 30, 2020, respectively. Fair value reflects management’s best estimate including inputs from published pricing guides and bids from third parties as well as contracted sales agreements when applicable. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our current fleet (including aircraft in temporary storage) and may decide to permanently retire additional aircraft.
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
In each of the first three quarters of 2020, we performed interim impairment tests on our goodwill and indefinite-lived intangible assets as a result of the events and circumstances previously discussed due to the impact of COVID-19 on our business. In accordance with ASC 350, for goodwill, we performed a quantitative analysis by using a market approach. Under the market approach, the fair value of the reporting unit was determined based on quoted market prices for equity and the fair value of debt as described in Note 8. The fair value exceeded the carrying value of the reporting unit, and our $4.1 billion of goodwill was not impaired.
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
14. Subsequent Events
On October 21, 2020, we entered into a Restatement Agreement (the Treasury Loan Restatement Agreement) to the Treasury Loan Agreement. The Treasury Loan Restatement Agreement increased the commitment under the Treasury Term Loan Facility to $7.5 billion, representing an increase of approximately $2.0 billion beyond the approximately $5.5 billion of commitment under the Treasury Term Loan Facility as of the date of execution of the Treasury Loan Agreement. No additional borrowing was made by American on October 21, 2020 in connection with the entry into the Treasury Loan Restatement Agreement. Due to the increase in the commitment under the Treasury Term Loan Facility to $7.5 billion,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
AAG may now issue up to an aggregate of approximately 60.0 million Treasury Loan Warrant Shares, assuming the Treasury Term Loan Facility, as amended by the Restatement Agreement, is fully drawn.

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues:
Passenger	$2,540	$10,995	$11,328	$31,663
Cargo	207	208	484	647
Other	425	707	1,496	2,139
Total operating revenues	3,172	11,910	13,308	34,449
Operating expenses:
Aircraft fuel and related taxes	453	1,989	2,065	5,710
Salaries, wages and benefits	2,704	3,217	8,380	9,503
Regional expenses	852	1,913	3,500	5,616
Maintenance, materials and repairs	337	610	1,253	1,745
Other rent and landing fees	367	530	1,149	1,568
Aircraft rent	336	335	1,004	996
Selling expenses	70	424	418	1,194
Depreciation and amortization	498	499	1,557	1,469
Special items, net	(295)	228	(657)	487
Other	659	1,337	2,425	3,860
Total operating expenses	5,981	11,082	21,094	32,148
Operating income (loss)	(2,809)	828	(7,786)	2,301
Nonoperating income (expense):
Interest income	72	131	268	389
Interest expense, net	(310)	(281)	(825)	(835)
Other income (expense), net	111	(10)	78	69
Total nonoperating expense, net	(127)	(160)	(479)	(377)
Income (loss) before income taxes	(2,936)	668	(8,265)	1,924
Income tax provision (benefit)	(660)	160	(1,852)	472
Net income (loss)	$(2,276)	$508	$(6,413)	$1,452
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(2,276)	$508	$(6,413)	$1,452
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(15)	(19)	(146)	(53)
Investments	1	—	—	3
Total other comprehensive loss, net of tax	(14)	(19)	(146)	(50)
Total comprehensive income (loss)	$(2,290)	$489	$(6,559)	$1,402
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$243	$267
Short-term investments	8,029	3,543
Restricted cash and short-term investments	508	158
Accounts receivable, net	1,129	1,770
Receivables from related parties, net	9,183	12,451
Aircraft fuel, spare parts and supplies, net	1,535	1,754
Prepaid expenses and other	727	584
Total current assets	21,354	20,527
Operating property and equipment
Flight equipment	37,252	42,213
Ground property and equipment	9,088	9,089
Equipment purchase deposits	1,899	1,674
Total property and equipment, at cost	48,239	52,976
Less accumulated depreciation and amortization	(16,318)	(18,335)
Total property and equipment, net	31,921	34,641
Operating lease right-of-use assets	7,942	8,694
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $734 and $704, respectively	2,039	2,084
Deferred tax asset	2,450	689
Other assets	1,521	1,164
Total other assets	10,101	8,028
Total assets	$71,318	$71,890
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$2,713	$2,358
Accounts payable	999	1,990
Accrued salaries and wages	1,859	1,461
Air traffic liability	4,903	4,808
Loyalty program liability	2,051	3,193
Operating lease liabilities	1,724	1,695
Other accrued liabilities	2,093	2,055
Total current liabilities	16,342	17,560
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	26,478	20,684
Pension and postretirement benefits	6,267	6,008
Loyalty program liability	7,043	5,422
Operating lease liabilities	6,655	7,388
Other liabilities	1,545	1,406
Total noncurrent liabilities	47,988	40,908
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,028	16,903
Accumulated other comprehensive loss	(6,569)	(6,423)
Retained earnings (deficit)	(3,471)	2,942
Total stockholder's equity	6,988	13,422
Total liabilities and stockholder’s equity	$71,318	$71,890
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(90)	$2,910
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,781)	(3,043)
Proceeds from sale-leaseback transactions	433	629
Proceeds from sale of property and equipment	251	42
Purchases of short-term investments	(7,086)	(2,878)
Sales of short-term investments	2,603	2,524
Increase in restricted short-term investments	(317)	(2)
Other investing activities	(112)	(68)
Net cash used in investing activities	(6,009)	(2,796)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	8,743	2,800
Payments on long-term debt and finance leases	(2,512)	(2,835)
Deferred financing costs	(122)	(41)
Net cash provided by (used in) financing activities	6,109	(76)
Net increase in cash and restricted cash	10	38
Cash and restricted cash at beginning of period	277	276
Cash and restricted cash at end of period (1)	$287	$314

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$459	$853
Settlement of bankruptcy obligations	56	7
Deferred financing costs paid through issuance of debt	17	—
Property and equipment acquired through finance leases	—	46
Supplemental information:
Interest paid, net	668	772
Income taxes paid	2	5

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$243	$303
Restricted cash included in restricted cash and short-term investments	44	11
Total cash and restricted cash	$287	$314
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2019	$—	$16,903	$(6,423)	$2,942	$13,422
Net loss	—	—	—	(2,169)	(2,169)
Other comprehensive loss, net	—	—	(149)	—	(149)
Share-based compensation expense	—	18	—	—	18
Intercompany equity transfer	—	56	—	—	56
Balance at March 31, 2020	—	16,977	(6,572)	773	11,178
Net loss	—	—	—	(1,968)	(1,968)
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	31	—	—	31
Balance at June 30, 2020	—	17,008	(6,555)	(1,195)	9,258
Net loss	—	—	—	(2,276)	(2,276)
Other comprehensive loss, net	—	—	(14)	—	(14)
Share-based compensation expense	—	20	—	—	20
Balance at September 30, 2020	$—	$17,028	$(6,569)	$(3,471)	$6,988

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2018	$—	$16,802	$(5,992)	$960	$11,770
Net income	—	—	—	230	230
Other comprehensive loss, net	—	—	(13)	—	(13)
Share-based compensation expense	—	25	—	—	25
Balance at March 31, 2019	—	16,827	(6,005)	1,190	12,012
Net income	—	—	—	714	714
Other comprehensive loss, net	—	—	(18)	—	(18)
Share-based compensation expense	—	25	—	—	25
Intercompany equity transfer	—	7	—	—	7
Balance at June 30, 2019	—	16,859	(6,023)	1,904	12,740
Net income	—	—	—	508	508
Other comprehensive loss, net	—	—	(19)	—	(19)
Share-based compensation expense	—	22	—	—	22
Intercompany equity transfer	—	—	—	9	9
Balance at September 30, 2019	$—	$16,881	$(6,042)	$2,421	$13,260
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. As a result, American has experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in its revenues. While American's business performed largely as expected in January and February of 2020, a severe reduction in air travel starting in March 2020 resulted in its total operating revenues decreasing approximately 20% in the first quarter of 2020, 86% in the second quarter of 2020 and 73% in the third quarter of 2020 as compared to the first, second and third quarters of 2019, respectively. While the length and severity of the reduction in demand due to COVID-19 is uncertain, American expects its results of operations for the remainder of 2020 to be severely impacted.
American has taken aggressive actions to mitigate the effect of COVID-19 on its business including deep capacity reductions, structural changes to its fleet, cost reductions, and steps to preserve cash and improve its overall liquidity position. American remains extremely focused on taking all self-help measures available to manage its business during this unprecedented time, consistent with the terms of the financial assistance it has received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.
Capacity Reductions
American has significantly reduced its capacity (as measured by available seat miles), with the third quarter of 2020 flying decreased by 59% year-over-year and fourth quarter of 2020 flying expected to decrease by more than 50% year-over-year, with long-haul international capacity down approximately 75% year-over-year. The demand environment continues to be uncertain as COVID-19 cases have continued to fluctuate in jurisdictions to which American flies and travel restrictions have generally remained in place. Due to this uncertainty, American will continue to adjust its future capacity to match developing trends in bookings for future travel and make further adjustments to its capacity as needed.
Fleet
To better align American’s network with lower passenger demand, American accelerated the retirement of Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. These retirements remove complexity from its operation and bring forward cost savings and efficiencies associated with operating fewer aircraft types. See Note 12 for further information on the accounting for American's fleet retirements. Due to the inherent uncertainties of the current operating environment, American will continue to evaluate its current fleet and may decide to permanently retire additional aircraft. In addition, American has placed a number of Boeing 737-800 and certain regional aircraft into temporary storage.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Cost Reductions
American is moving quickly to better align its costs with its reduced schedule. In aggregate, American estimates that it has reduced its 2020 operating and capital expenditures by approximately $17.0 billion. These savings have been achieved primarily through capacity reductions. In addition, American has implemented a series of actions, including the accelerated fleet retirements discussed above as well as reductions in maintenance expense and non-aircraft capital expenditures through less fleet modification work, the elimination of ground service equipment purchases and pausing all non-critical facility investments and information technology projects. American has also suspended all non-essential hiring, paused non-contractual pay rate increases, reduced executive and board of director compensation, implemented voluntary leave and early retirement programs, decreased its management and support staff team, including officers, by approximately 5,100 positions, or 30%, and, as necessary, undertaken furloughs, to reduce its labor costs consistent with its obligations under the CARES Act. In total, more than 20,000 team members have opted for an early retirement or long-term paid leave and approximately 19,000 team members were furloughed starting October 1, 2020. Additionally, American has made reductions in marketing, contractor, event and training expenses as well as consolidated space at airport facilities.
Liquidity
At September 30, 2020, American had $13.6 billion in total available liquidity, consisting of $8.3 billion in unrestricted cash and short-term investments, $4.9 billion in an undrawn term loan facility under the CARES Act and $400 million in an undrawn short-term revolving facility.
During the first nine months of 2020, American completed the following financing transactions (see Note 4 for further information):
•refinanced the $1.2 billion 2014 Term Loan Facility at a lower interest rate and extended the maturity from 2021 to 2027;
•raised $1.0 billion from a senior secured delayed draw term loan credit facility;
•borrowed $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility;
•issued $2.5 billion in aggregate principal amount of 11.75% senior secured notes due 2025 and repaid the $1.0 billion senior secured delayed draw term loan credit facility that American borrowed in March 2020;
•issued approximately $360 million in special facility revenue bonds, of which $47 million was used to fund the redemption of certain outstanding bonds;
•entered into a $5.5 billion secured term loan facility with the U.S. Department of Treasury (Treasury), of which American borrowed $550 million (see below for additional information on the Treasury Loan Agreement);
•issued $1.2 billion in aggregate principal amount of two series of 10.75% senior secured notes due 2026 secured by various collateral;
•raised $392 million from aircraft sale-leaseback transactions; and
•raised $323 million from enhanced equipment trust certificates (EETCs) and other aircraft and flight equipment financings, of which $17 million was used to repay existing indebtedness.
In addition to the foregoing financings, AAG and the Subsidiaries (as defined below) were initially approved to receive an aggregate of $5.8 billion in financial assistance to be paid in installments through the payroll support program (Payroll Support Program) under the CARES Act, all of which was received by the end of July 2020. On September 30, 2020, AAG and the Subsidiaries received an additional installment of $168 million for a total aggregate of $6.0 billion of such financial assistance and, as a result, the promissory note (the PSP Promissory Note) previously issued to Treasury for $1.7 billion was revised upwards to $1.8 billion in aggregate principal amount and warrants to purchase up to an aggregate of approximately 13.7 million shares of AAG common stock were revised upwards to 14.1 million shares (the PSP Warrant Shares) of AAG common stock. See below for further discussion on the Payroll Support Program.
Also, American is permitted to, and will, defer payment of the employer portion of Social Security taxes through the end of 2020 (with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022). This

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

deferral is expected to provide approximately $300 million in additional liquidity during 2020. Additionally, AAG has suspended its capital return program, including share repurchases and the payment of future dividends for at least the period that the restrictions imposed by the CARES Act are applicable.
American continues to evaluate future financing opportunities and work with third-party appraisers on valuations of its remaining unencumbered assets.
Certain of American’s debt financing agreements contain covenants requiring it to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value and debt service coverage ratio covenants.
Given the above actions and American’s assumptions about the future impact of COVID-19 on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, American expects to meet its cash obligations as well as remain in compliance with the debt covenants in its existing financing agreements for the next 12 months based on its current level of unrestricted cash and short-term investments, its anticipated access to liquidity (including via proceeds from financings and funds from government assistance obtained pursuant to the CARES Act) and projected cash flows from operations.
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
Payroll Support Program Agreement
In connection with the Payroll Support Program, AAG and the Subsidiaries are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP Agreement be used exclusively for the continuation of payment of employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits, which expired on September 30, 2020, the requirement that certain levels of commercial air service be maintained and the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through September 30, 2021, as well as those that restrict the payment of certain executive compensation until March 24, 2022. The PSP Agreement also imposes substantial reporting obligations on AAG and the Subsidiaries. As of September 30, 2020, AAG and the Subsidiaries received a secured loan from Treasury under the loan program that is due June 2025 and, as a result, the stock repurchase, dividend and executive compensation restrictions will remain in place through the date that is one year after such secured loan is fully repaid. See below for additional information on the Treasury Loan Agreement.
Pursuant to the PSP Agreement, Treasury provided to AAG and the Subsidiaries financial assistance which was paid in installments (each, an Installment) and totaled an aggregate of approximately $5.8 billion initially and was subsequently increased to $6.0 billion, and all of which has been received as of September 30, 2020. As partial compensation to the U.S. Government for the provision of financial assistance under the Payroll Support Program, AAG issued a total aggregate principal amount of approximately $1.8 billion under the PSP Promissory Note and issued warrants (each a PSP Warrant and, collectively, the PSP Warrants) to Treasury to purchase up to an aggregate of approximately 14.1 million PSP Warrant Shares. See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on the PSP Promissory Note and below for more information on the PSP Warrant Agreement and the PSP Warrants.
For accounting purposes, the $6.0 billion of aggregate financial assistance AAG and the Subsidiaries received pursuant to the PSP Agreement is allocated to the PSP Promissory Note, the PSP Warrants and other Payroll Support Program financial assistance (the PSP Financial Assistance). The aggregate principal amount of approximately $1.8 billion of PSP Promissory Note was recorded as unsecured long-term debt, and the total fair value of the PSP Warrants of $63 million, estimated using a Black-Scholes option pricing model, was recorded in stockholders' equity in AAG's condensed consolidated balance sheet. The remaining amount of approximately $4.2 billion of PSP Financial Assistance was recognized as a credit to special items, net in the condensed consolidated statement of operations in the second and third quarters of 2020, the period over which the continuation of payment of employee wages, salaries and benefits was

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

required. For the three and nine months ended September 30, 2020, approximately $2.1 billion and $4.2 billion, respectively, was recognized as a credit to special items, net in the condensed consolidated statement of operations.
PSP Warrant Agreement and PSP Warrants
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP Agreement, and pursuant to the PSP Warrant Agreement, AAG has agreed to issue warrants to Treasury to purchase up to an aggregate of approximately 14.1 million PSP Warrant Shares of AAG common stock. The exercise price of the PSP Warrant Shares is $12.51 per share (which was the closing price of AAG common stock on The Nasdaq Global Select Market on April 9, 2020) (the Exercise Price) subject to certain anti-dilution provisions provided for in the PSP Warrant.
Pursuant to the PSP Warrant Agreement, on the PSP Closing Date, May 29, 2020, June 30, 2020, July 30, 2020 and September 30, 2020, AAG issued to Treasury a PSP Warrant to purchase up to an aggregate of approximately 6.7 million shares, 2.8 million shares, 2.8 million shares, 1.4 million shares and 0.4 million shares, respectively, of AAG common stock based on the terms described herein.
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
Treasury Loan Agreement
On September 25, 2020 (the Treasury Loan Closing Date), AAG and American entered into a Loan and Guarantee Agreement (the Treasury Loan Agreement) with Treasury which provides for a secured term loan facility (the Treasury Term Loan Facility) that permitted American to borrow up to $5.5 billion. Subsequently, on October 21, 2020, AAG and American entered into an amendment to the Treasury Loan Agreement that permits American to borrow up to $7.5 billion. The Treasury Loan Agreement will involve the issuance of additional warrants to purchase up to an aggregate of approximately 60.0 million shares of AAG common stock, assuming the Treasury Term Loan Facility is fully drawn. As of September 30, 2020, American borrowed $550 million under the Treasury Term Loan Facility, which is scheduled to mature on June 30, 2025, and issued warrants to Treasury to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock. See Note 4 for further information on the Treasury Loan Agreement and below for more information on the Treasury Loan Warrant Agreement and Treasury Loan Warrants.
Treasury Loan Warrant Agreement and Warrants
In connection with the Treasury Loan Agreement, AAG also entered into a warrant agreement (the Treasury Loan Warrant Agreement) with Treasury. Pursuant to the Treasury Loan Warrant Agreement, AAG agreed to issue warrants (each a Treasury Loan Warrant and, collectively, the Treasury Loan Warrants) to Treasury to purchase up to an aggregate of approximately 60.0 million shares (the Treasury Loan Warrant Shares) of AAG's common stock based on the $7.5 billion commitment amount under the Treasury Term Loan Facility. The exercise price of the Treasury Loan Warrant Shares is $12.51 per share (the Exercise Price) subject to certain anti-dilution provisions provided for in the Treasury Loan Warrant Agreement. For accounting purposes, the fair value for the Treasury Loan Warrant Shares is estimated using a Black-Scholes option pricing model and recorded in stockholders' equity in AAG's condensed consolidated balance sheet with an offsetting debt discount to the Treasury Term Loan Facility in American's condensed consolidated balance sheet.
Pursuant to the Treasury Loan Warrant Agreement, on the Treasury Loan Closing Date, AAG issued to Treasury a Treasury Loan Warrant to purchase up to an aggregate of approximately 4.4 million Treasury Loan Warrant Shares based on the terms described herein. On the date of each additional borrowing under the Treasury Loan Agreement, AAG will issue to Treasury an additional Treasury Loan Warrant for a number of Treasury Loan Warrant Shares equal to 10% of such borrowing, divided by the Exercise Price.
The Treasury Loan Warrants do not have any voting rights and are freely transferrable, with registration rights. Each Treasury Loan Warrant expires on the fifth anniversary of the date of issuance of such Treasury Loan Warrant. The Treasury Loan Warrants will be exercisable either through net share settlement or cash, at AAG's option. The Treasury Loan Warrants were issued solely as compensation to the U.S. Government related to entry into the Treasury Loan Agreement. No separate proceeds were received upon issuance of the Treasury Loan Warrants or will be received upon exercise thereof.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(c) Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2016-13: Measurement of Credit Losses on Financial Instruments
This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. American adopted this accounting standard prospectively as of January 1, 2020, and it did not have a material impact on American's condensed consolidated financial statements.
ASU 2020-06: Accounting for Convertible Instruments and Contracts In An Entity's Own Equity
This ASU simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this ASU amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt this ASU using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. This ASU is applicable to AAG's 6.50% convertible senior notes due 2025, and AAG is assessing the impact the adoption of this ASU will have on its condensed consolidated financial statements.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PSP Financial Assistance (1)	$(1,908)	$—	$(3,710)	$—
Severance expenses (2)	871	—	1,408	—
Fleet impairment (3)	742	201	1,484	201
Labor contract expenses (4)	—	—	228	—
Mark-to-market adjustments on bankruptcy obligations, net (5)	—	(22)	(49)	(18)
Fleet restructuring expenses (6)	—	72	—	232
Litigation reserve adjustments	—	(53)	—	(53)
Merger integration expenses	—	29	—	106
Other operating special items, net	—	1	(18)	19
Mainline operating special items, net	(295)	228	(657)	487

PSP Financial Assistance (1)	(228)	—	(444)	—
Fleet impairment (3)	—	—	106	—
Regional operating special items, net	(228)	—	(338)	—
Operating special items, net	(523)	228	(995)	487

Mark-to-market adjustments on equity and other investments, net (7)	(21)	45	159	37
Debt refinancing, extinguishment and other charges	—	7	48	14
Nonoperating special items, net	(21)	52	207	51

(1)PSP Financial Assistance represents recognition of a portion of financial assistance received from Treasury pursuant to the PSP Agreement. See Note 1 for further information.
(2)Severance expenses principally include salary and medical costs associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to American's operation due to COVID-19.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

These expenses in the three months ended September 30, 2020 also include salary and medical costs associated with team members who were notified in the third quarter of 2020 they were being involuntarily furloughed starting October 1, 2020, subsequent to the expiration of the Payroll Support Program requirement against involuntary furloughs. Cash payments related to these charges for the three and nine months ended September 30, 2020 were approximately $120 million and $170 million, respectively.
(3)Fleet impairment resulted from American's decision to retire certain aircraft earlier than planned driven by the decline in air travel due to COVID-19. Aircraft retired include Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300, Embraer 190, certain Embraer 140 and Bombardier CRJ200 aircraft. See Note 12 for further information related to these charges.
The three months ended September 30, 2020 included a $709 million non-cash write-down of Airbus A330-200 aircraft and spare parts and $33 million in cash charges primarily for lease return and other costs.
The nine months ended September 30, 2020 included a $1.5 billion non-cash write-down of mainline and regional aircraft and spare parts and $109 million in cash charges primarily for impairment of ROU assets and lease return costs.
(4)Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(5)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.
(6)Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.
(7)Mark-to-market adjustments on equity and other investments, net primarily relates to net unrealized gains and losses associated with American's equity investment in China Southern Airlines Company Limited (China Southern Airlines) and certain treasury rate lock derivative instruments.
3. Revenue Recognition
Revenue
The following are the significant categories comprising American's reported operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Passenger revenue:
Passenger travel	$2,407	$10,226	$10,491	$29,215
Loyalty revenue - travel (1)	133	769	837	2,448
Total passenger revenue	2,540	10,995	11,328	31,663
Cargo	207	208	484	647
Other:
Loyalty revenue - marketing services	389	570	1,317	1,742
Other revenue	36	137	179	397
Total other revenue	425	707	1,496	2,139
Total operating revenues	$3,172	$11,910	$13,308	$34,449

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Domestic	$2,296	$7,814	$9,102	$23,048
Latin America	172	1,218	1,386	3,829
Atlantic	56	1,596	621	3,677
Pacific	16	367	219	1,109
Total passenger revenue	$2,540	$10,995	$11,328	$31,663
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

	September 30, 2020	December 31, 2019
	(In millions)
Loyalty program liability	$9,094	$8,615
Air traffic liability	4,903	4,808
Total	$13,997	$13,423
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2019	$8,615
Deferral of revenue	1,456
Recognition of revenue (1)	(977)
Balance at September 30, 2020 (2)	$9,094

(1)Principally relates to revenue recognized from the redemption of mileage credits for both air and non-air travel awards. Mileage credits are combined in one homogenous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the loyalty program deferred revenue balance at the beginning of the period, as well as miles that were issued during the period.
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. In response to COVID-19, American suspended the expiration of mileage credits through December 31, 2020. As of September 30, 2020, American's current loyalty program liability was $2.1 billion and represents American's current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to COVID-19, American will continue to monitor redemption patterns and may adjust its estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2020, $2.8 billion of revenue was recognized in passenger revenue that was included in American's air

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

traffic liability at December 31, 2019. In response to COVID-19, American extended the contract duration for certain tickets to December 31, 2021, principally those with travel scheduled March 1, 2020 through December 31, 2020. As of September 30, 2020, the air traffic liability included approximately $2.5 billion of travel credits related to these unused tickets for travel prior to September 30, 2020. Accordingly, any revenue associated with these tickets will be recognized within the next 15 months. Given this change in contract duration and uncertainty surrounding the future demand for air travel, American's estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as American's estimates of refunds may be subject to variability and differ from historical experience.
4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2020	December 31, 2019
Secured
2013 Term Loan Facility, variable interest rate of 1.89%, installments through 2025	$1,788	$1,807
2013 Revolving Facility, variable interest rate of 2.16%, due 2024	750	—
2014 Term Loan Facility, variable interest rate of 1.90%, installments through 2027	1,220	1,202
2014 Revolving Facility, variable interest rate of 2.16%, due 2024	1,643	—
April 2016 Term Loan Facility, variable interest rate of 2.15%, installments through 2023	960	970
April 2016 Revolving Facility, variable interest rate of 2.16%, due 2024	450	—
December 2016 Term Loan Facility, variable interest rate of 2.15%, installments through 2023	1,213	1,213
11.75% senior secured notes, interest only payments until due in July 2025	2,500	—
Treasury Term Loan Facility, variable interest rate of 3.73%, due June 2025	550	—
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	—
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 3.99%, maturing from 2021 to 2032	11,146	11,933
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.33% to 5.83%, averaging 1.88%, maturing from 2020 to 2032	4,484	4,727
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.38%, maturing from 2021 to 2036	1,040	725
Total long-term debt	28,944	22,577
Less: Total unamortized debt discount, premium and issuance costs	337	205
Less: Current maturities	2,612	2,246
Long-term debt, net of current maturities	$25,995	$20,126

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The table below shows the maximum availability under American's credit facilities, as of September 30, 2020 (in millions):

Treasury Term Loan Facility	$4,927
Other Short-term Revolving Facility	400
Total	$5,327
Pursuant to the Treasury Loan Agreement (as defined below), at September 30, 2020, American had a $5.5 billion Treasury Term Loan Facility (as defined below) of which it has drawn $550 million. In addition, American has an undrawn $400 million short-term revolving credit facility it entered into in December 2019, which was set to expire at the end of December 2020 but which American has extended through the beginning of July 2021. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings are collateralized by assets, primarily aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and certain pre-delivery payments, as well as certain intellectual property and loyalty program assets.
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
Delayed Draw Term Loan Credit Facility
In March 2020, American and AAG entered into a Credit and Guaranty Agreement which provided for a $1.0 billion senior secured delayed draw term loan credit facility (the Delayed Draw Term Loan Credit Facility), which was scheduled to be due and payable in a single installment on the maturity date in March 2021. In connection with the issuance of the 11.75% senior secured notes due 2025, as described below, the Delayed Draw Term Loan Credit Facility was repaid and the Delayed Draw Term Loan Credit Facility and all of the security documents and other loan documents related thereto were terminated as of June 30, 2020.
11.75% Senior Secured Notes
In June 2020, American issued $2.5 billion aggregate principal amount of 11.75% senior secured notes due 2025 (the 11.75% Senior Secured Notes) at a price equal to 99% of their aggregate principal amount. The 11.75% Senior Secured Notes bear interest at a rate of 11.75% per annum (subject to increase if a certain collateral coverage ratio is not met). Interest on the 11.75% Senior Secured Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021. The 11.75% Senior Secured Notes will mature on July 15, 2025. The obligations of American under the 11.75% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

by AAG. The proceeds from the 11.75% Senior Secured Notes were used to repay and terminate the Delayed Draw Term Loan Credit Facility (and to terminate all security documents and all other loan documents related thereto) with the remaining amount for general corporate purposes and to enhance American's liquidity position.
American may redeem the 11.75% Senior Secured Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus a make whole premium, together with accrued and unpaid interest, if any, to (but not including) the redemption date.
The 11.75% Senior Secured Notes are American’s senior secured obligations. Subject to certain limitations and exceptions, the 11.75% Senior Secured Notes are secured on a first-lien basis by security interests in certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in Australia, Canada, the Caribbean, Central America, China, Hong Kong, Japan, Mexico, South Korea, and Switzerland. American’s obligations with respect to the 11.75% Senior Secured Notes are also secured on a second-lien basis by security interests in certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in the European Union and the United Kingdom. American may be required to pledge additional collateral in the future under the terms of the 11.75% Senior Secured Notes, and in certain circumstances may elect to pledge additional collateral as a replacement for existing collateral. The collateral that secures the 11.75% Senior Secured Notes on a second-lien basis presently secures the 2014 Credit Facilities, on a first-lien basis.
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
Treasury Loan Agreement
On September 25, 2020, American and AAG entered into a Loan and Guarantee Agreement (the Treasury Loan Agreement) with Treasury which provides for a secured term loan facility (the Treasury Term Loan Facility) that permitted American to borrow up to $5.5 billion. Subsequently, on October 21, 2020, American and AAG entered into an amendment to the Treasury Loan Agreement that permits American to borrow up to $7.5 billion.
As of September 30, 2020, American borrowed $550 million under the Treasury Term Loan Facility and may, at its option, borrow additional amounts in up to two subsequent borrowings until March 26, 2021. The proceeds from the Treasury Term Loan Facility will be used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the Treasury Loan Agreement and the applicable provisions of the CARES Act.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The Treasury Term Loan Facility will bear interest at a variable rate per annum equal to (a)(i) the LIBOR rate divided by (ii) one minus the Eurodollar Reserve Percentage plus (b) 3.50%. Accrued interest on the loans will be payable in arrears on the first business day following the 14th day of each March, June, September and December, beginning with September 15, 2021, and on June 30, 2025 (the Treasury Term Loan Maturity Date). As of September 30, 2020, the applicable interest rate for the $550 million loan drawn under the Treasury Term Loan Facility will be 3.73% per annum through September 15, 2021 at which time the interest rate will reset.
All advances under the Treasury Term Loan Facility will be in the form of term loans, all of which will mature and be due and payable in a single installment on the Treasury Term Loan Maturity Date. American may, at any time and from time to time, voluntarily prepay amounts outstanding under the Treasury Loan Agreement, in whole or in part, without penalty or premium. Amounts prepaid may not be reborrowed. Mandatory prepayments of loans under the Treasury Term Loan Facility are required, without penalty or premium, to the extent necessary to comply with American's covenants regarding the expiry of certain agreements constituting Treasury Collateral (as defined below), the debt service coverage ratio, certain dispositions of Treasury Collateral, certain debt issuances secured by liens on the Treasury Collateral and certain indemnity, termination, liquidated damages or insurance payments related to the Treasury Collateral, in addition to the occurrence of a change in control of AAG.
American's obligations under the Treasury Loan Agreement are secured by a first priority security interest on American's rights under U.S. co-branded credit card agreements and certain other loyalty program partner participation agreements (including rights to receive cash flows thereunder), documents, deposit accounts, securities accounts, books and records and intellectual property related to American's AAdvantage loyalty program and all proceeds, accessions, rents or profits related to the foregoing (collectively, the Treasury Collateral). American is permitted under the Treasury Loan Agreement to add certain types of assets to the Treasury Collateral and, subject to certain conditions, release Treasury Collateral, in each case from time to time at its discretion.
The Treasury Loan Agreement requires American, under certain circumstances, including within 10 business days prior to the last business day of March and September of each year, beginning March 2021, to appraise the value of the Treasury Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.6 to 1.0, American will be required either to provide additional Treasury Collateral (which may include cash collateral) to secure its obligations under the Treasury Loan Agreement or repay the term loans under the Treasury Term Loan Facility, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Treasury Collateral or repayment, is at least 1.6 to 1.0. Based on the appraisal American submitted in connection with the execution of the Treasury Loan Agreement, the appraised value of the Treasury Collateral is presently significantly in excess of the 2.0 to 1.0 collateral coverage ratio necessary to access the amount under the Treasury Term Loan Facility, including any contemplated increase.
The Treasury Loan Agreement also requires American to calculate the debt service coverage ratio on a quarterly basis. If the calculated debt service coverage ratio is less than 1.75 to 1.00, then AAG and its subsidiaries will be required to place an amount equal to at least 50% of certain revenues received from the AAdvantage loyalty program (the Loyalty Program Revenues) into a blocked account to be held for the benefit of the lenders who may choose to use such funds to prepay the outstanding term loans until the debt service coverage ratio is recalculated to be greater than or equal to 1.75 to 1.00. If the calculated debt service coverage ratio is less than or equal to 1.50 to 1.00, but greater than 1.25 to 1.00, then all amounts previously deposited into the blocked account will be used to prepay outstanding term loans and an amount equal to at least 50% of all future Loyalty Program Revenues will be transferred into the payment account and used to prepay outstanding term loans until the debt service coverage ratio is recalculated to be greater than 1.50 to 1.00. If the calculated debt service coverage ratio is less than or equal to 1.25 to 1.00, then all amounts previously deposited into the blocked account will be used to prepay outstanding term loans and an amount equal to at least 75% of all future Loyalty Program Revenues will be transferred into the payment account and used to prepay outstanding term loans until the debt service coverage ratio is recalculated to be greater than 1.25 to 1.00.
The Treasury Loan Agreement also includes affirmative, negative and financial covenants that, among other things, limit AAG's ability to pay dividends, repurchase common stock of AAG or make certain other payments, make certain investments, incur liens on the Treasury Collateral, dispose of the Treasury Collateral, amend material AAdvantage loyalty program agreements, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions. In addition, under the Treasury Loan Agreement, AAG must maintain a minimum aggregate liquidity of $2.0 billion.
The Treasury Loan Agreement requires AAG and American to comply with the relevant provisions of the CARES Act, including, but not limited to, the provisions that prohibit the repurchase of AAG’s common stock, the payment of common

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

stock dividends and those that restrict the payment of certain executive compensation, in each case, through the date that is 12 months after the date on which all amounts of loan outstanding under the Treasury Term Loan Facility have been repaid in full.
The Treasury Loan Agreement contains events of default, including cross-default with respect to acceleration or failure to pay at maturity other material indebtedness. Upon the occurrence of an event of default and subject to certain grace periods, the outstanding obligations under the Treasury Loan Agreement may be accelerated and become due and payable immediately.
10.75% Senior Secured Notes
On September 25, 2020 (the 10.75% Senior Secured Notes Closing Date), American completed its previously announced sale of $1.0 billion in initial principal amount of PIK senior secured IP notes (the IP Notes) and $200 million in initial principal amount of PIK senior secured notes (the LGA/DCA Notes and together with the IP Notes, the 10.75% Senior Secured Notes). The obligations of American under the 10.75% Senior Secured Notes are fully and unconditionally guaranteed (the 10.75% Senior Secured Notes Guarantees) on a senior unsecured basis by AAG. The 10.75% Senior Secured Notes bear interest at a rate of 10.75% per annum in cash. For any interest period on or prior to September 1, 2022, American may, at its election, pay interest at a rate of 12.00% per annum payable one-half in cash and one-half in kind.
American expects to use the proceeds from the 10.75% Senior Secured Notes to pay transaction-related fees and expenses and for general corporate purposes.
The 10.75% Senior Secured Notes were each issued pursuant to a separate indenture, dated as of September 25, 2020 (individually, the IP Notes Indenture and the LGA/DCA Notes Indenture and collectively, the 10.75% Senior Secured Notes Indentures), by and among American, AAG and Wilmington Trust, National Association, as trustee and as collateral trustee (the 10.75% Senior Secured Notes Trustee). The IP Notes are secured by a first lien security interest on certain intellectual property of American, including the “American Airlines” trademark and the “aa.com” domain name in the United States and certain foreign jurisdictions (the IP Collateral), and a second lien on certain slots related to American’s operations at New York LaGuardia and Ronald Reagan Washington National airports and certain other assets (the LGA/DCA Collateral and together with the IP Collateral, the 10.75% Senior Secured Notes Collateral). Subject to certain conditions, American will be permitted to incur up to $4.0 billion of additional pari passu debt and unlimited second lien debt secured by the IP Collateral securing the IP Notes. The LGA/DCA Notes are secured by a first lien security interest in the LGA/DCA Collateral. American may be required to pledge additional collateral in the future under the terms of the 10.75% Senior Secured Notes, and in certain circumstances may elect to pledge additional collateral including as a replacement for existing collateral. The LGA/DCA Collateral presently secures (and will continue to secure), on a first-lien basis the December 2016 Credit Facilities.
Interest on the 10.75% Senior Secured Notes is payable semiannually in arrears on September 1 and March 1 of each year, beginning on March 1, 2021. The 10.75% Senior Secured Notes will mature on February 15, 2026.
On or prior to the fourth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at a redemption price equal to 100% of the principal amount of the 10.75% Senior Secured Notes redeemed plus a make whole premium, together with accrued and unpaid interest. After the fourth anniversary of the 10.75% Senior Secured Notes Closing Date and on or prior to the fifth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at a redemption price equal to 105.375% of the principal amount of the 10.75% Senior Secured Notes redeemed, together with accrued and unpaid interest. After the fifth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at par, together with accrued and unpaid interest.
In the event of a specified change of control, each holder of 10.75% Senior Secured Notes may require American to repurchase its 10.75% Senior Secured Notes, in whole or in part, at a repurchase price of 101% of the aggregate principal amount of the 10.75% Senior Secured Notes so repurchased, plus accrued and unpaid interest, if any, to (but not including) the repurchase date.
The 10.75% Senior Secured Notes Indentures contain covenants that, among other things, restrict the ability of AAG and the ability of its restricted subsidiaries (including American) to: (i) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (ii) incur liens on the 10.75% Senior Secured Notes Collateral and dispose of or release the 10.75% Senior Secured Notes Collateral, (iii) repay subordinated indebtedness, (iv) make certain loans and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

investments, (v) incur indebtedness or issue preferred stock, (vi) merge, consolidate or sell assets, and (vii) designate subsidiaries as unrestricted. These covenants are subject to a number of important exceptions and qualifications set forth in the 10.75% Senior Secured Notes Indentures.
Upon the occurrence of any event of default (other than certain bankruptcy or insolvency or reorganization events affecting AAG or certain of its subsidiaries, including American), the 10.75% Senior Secured Notes may be declared to be due and payable immediately. Upon the occurrence of certain bankruptcy, insolvency or reorganization events affecting AAG or certain of its subsidiaries (including American), all outstanding 10.75% Senior Secured Notes will become due and payable immediately without further action or notice on the part of the 10.75% Senior Secured Notes Trustee or any holder of the 10.75% Senior Secured Notes.
2019-1 Aircraft EETCs
In August 2019, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2019-1 Class AA, Class A and Class B EETCs (the 2019-1 Aircraft EETCs) in connection with the financing of 35 aircraft previously delivered or scheduled to be delivered to American through September 2020 (the 2019-1 Aircraft). In 2019, $804 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of 28 aircraft under the 2019-1 Aircraft EETCs, of which $608 million was used to repay existing indebtedness. During the third quarter of 2020, $126 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of three aircraft under the 2019-1 Aircraft EETCs. Interest and principal payments on equipment notes issued in connection with the 2019-1 Aircraft EETCs are payable semiannually in February and August of each year, which interest payments began in February 2020 and which principal payments began or are scheduled to begin (i) in the case of equipment notes with respect to any 2019-1 Aircraft owned by American at the time of issuance of the 2019-1 Aircraft EETCs, in February 2020 and (ii) in the case of equipment notes with respect to the Embraer E175 aircraft and the Airbus A321neo aircraft scheduled to be delivered after the issuance of the 2019-1 Aircraft EETCs, in August 2020 and August 2021, respectively. The remaining proceeds of approximately $168 million as of September 30, 2020 were being held in escrow with a depositary for the benefit of the holders of the 2019-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2019-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depositary for the benefit of the holders of the 2019-1 Aircraft EETCs are not American’s assets.
Certain information regarding the 2019-1 Aircraft EETC equipment notes and remaining escrowed proceeds, as of September 30, 2020, is set forth in the table below.

	2019-1 Aircraft EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$579	$289	$229
Remaining escrowed proceeds	$89	$44	$35
Fixed interest rate per annum	3.15%	3.50%	3.85%
Maturity date	February 2032	February 2032	February 2028
Equipment Notes and Other Notes Payable Issued in 2020
In the nine months ended September 30, 2020, American entered into agreements under which it borrowed $197 million in connection with the financing or refinancing, as the case may be, of certain aircraft, of which $17 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2029 through 2032 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 1.88% at September 30, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

5. Income Taxes
At December 31, 2019, American had approximately $9.2 billion of federal net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $9.1 billion to reduce AAG's future federal taxable income. The federal NOL Carryforwards will expire beginning in 2023 if unused. American also had approximately $2.9 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2019, which will expire in years 2020 through 2039 if unused. American's ability to use its NOL Carryforwards depends on the amount of taxable income generated in future periods. American presently does not have a valuation allowance on its net deferred tax assets. There can be no assurance that a valuation allowance on American's net deferred tax assets will not be required in the future. Such valuation allowance could be material.
At December 31, 2019, American had an Alternative Minimum Tax (AMT) credit carryforward of approximately $226 million available for federal income tax purposes, which was fully refunded as of September 30, 2020 as a result of the CARES Act enacted in March of 2020.
During the three and nine months ended September 30, 2020, American recorded an income tax benefit of $660 million and $1.9 billion, respectively.
6. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2020.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2020
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$2,827	$2,827	$—	$—
Corporate obligations	2,454	—	2,454	—
Bank notes/certificates of deposit/time deposits	1,973	—	1,973	—
Repurchase agreements	775	—	775	—
	8,029	2,827	5,202	—
Restricted cash and short-term investments (1), (4)	508	385	123	—
Long-term investments (3)	146	146	—	—
Total	$8,683	$3,358	$5,325	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments mature in one year or less except for $286 million of bank notes/certificates of deposit/time deposits and $70 million of corporate obligations.
(3)Long-term investments primarily include American's equity investment in China Southern Airlines, in which American presently owns a 1.8% equity interest, and are classified in other assets on the condensed consolidated balance sheet.
(4)Restricted cash and short-term investments primarily includes money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK and collateral held to support workers' compensation obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 except for $550 million which would have been classified as Level 3 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$28,607	$24,585	$22,372	$23,196
7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2020	2019	2020	2019
Service cost	$1	$1	$2	$1
Interest cost	153	174	8	9
Expected return on assets	(252)	(203)	(3)	(4)
Special termination benefits	—	—	410	—
Settlements	—	—	—	—
Amortization of:
Prior service cost (benefit)	7	7	(33)	(59)
Unrecognized net loss (gain)	41	37	(5)	(8)
Net periodic benefit cost (income)	$(50)	$16	$379	$(61)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2020	2019	2020	2019
Service cost	$2	$2	$5	$3
Interest cost	459	524	22	26
Expected return on assets	(754)	(609)	(9)	(12)
Special termination benefits	—	—	410	—
Settlements	4	—	—	—
Amortization of:
Prior service cost (benefit)	21	21	(139)	(177)
Unrecognized net loss (gain)	123	113	(17)	(24)
Net periodic benefit cost (income)	$(145)	$51	$272	$(184)
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The service cost component of net periodic benefit cost (income) is included in operating expenses, the cost for the special termination benefits is included in special items, net and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the third quarter of 2020, American remeasured its retiree medical and other postretirement benefits to account for enhanced healthcare benefits provided to eligible team members who opted in to voluntary early retirement programs offered as a result of reductions to its operation due to COVID-19. For the three months ended September 30, 2020, American recognized a $410 million special charge for these enhanced healthcare benefits and increased its postretirement benefits obligation by $410 million as of September 30, 2020.
Pursuant to the CARES Act, minimum required pension contributions to be made in the calendar year 2020 can be deferred to January 1, 2021, with interest accruing from the original due date to the new payment date. American expects to defer its $130 million 2020 minimum required contributions to January 1, 2021, which American intends to pay or otherwise satisfy on or prior to December 31, 2020.
8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2019	$(5,218)	$(2)	$(1,203)		$(6,423)
Other comprehensive income (loss) before reclassifications	(180)	—	41		(139)
Amounts reclassified from AOCI	(8)	—	1	(2)	(7)
Net current-period other comprehensive income (loss)	(188)	—	42		(146)
Balance at September 30, 2020	$(5,406)	$(2)	$(1,161)		$(6,569)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(20)	$(40)	$(91)	$(121)	Nonoperating other income (expense), net
Actuarial loss	27	22	84	69	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$7	$(18)	$(7)	$(52)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

9. Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Aircraft fuel and related taxes	$158	$485	$638	$1,395
Salaries, wages and benefits	59	76	214	241
Capacity purchases from third-party regional carriers (1)	622	900	2,105	2,665
Maintenance, materials and repairs	(4)	14	2	23
Other rent and landing fees	106	159	347	472
Aircraft rent	3	8	11	23
Selling expenses	27	102	121	299
Depreciation and amortization	66	72	207	210
Special items, net	(228)	—	(338)	—
Other	43	97	193	288
Total regional expenses	$852	$1,913	$3,500	$5,616

(1)During the three months ended September 30, 2020 and 2019, American recognized $102 million and $150 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2020 and 2019, American recognized $313 million and $442 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	September 30, 2020	December 31, 2019
AAG (1)	$11,212	$14,597
AAG’s wholly-owned subsidiaries (2)	(2,029)	(2,146)
Total	$9,183	$12,451

(1)The decrease in American’s net related party receivable from AAG is primarily due to cash received from the proceeds of AAG financing transactions including the PSP Promissory Note, the 6.50% convertible senior notes and the issuance of 85.2 million shares of AAG common stock pursuant to a public stock offering.
(2)The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established a disputed claims reserve (the Disputed Claims Reserve) to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported by AAG from time to time in its quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. In February 2020, 2.2 million shares of AAG common stock were distributed from the Disputed Claims Reserve. After giving effect to this distribution, as of September 30, 2020, the Disputed Claims Reserve held 4.8 million shares of AAG common stock.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

As previously discussed, in the first nine months of 2020, American's operations, liquidity and stock price were significantly impacted by decreased passenger demand and government travel restrictions due to COVID-19. Additionally, American decided to retire certain mainline aircraft earlier than planned including Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. As a result of these events and circumstances, in each of the first three quarters of 2020, American performed impairment tests on its long-lived assets in connection with the preparation of American's financial statements.
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
As a result of the impairment tests performed on American's long-lived assets, American determined the sum of the estimated undiscounted future cash flows exceeded the $41.5 billion carrying value for its long-lived assets except for the aircraft being retired earlier than planned as discussed above. For those aircraft and certain related spare parts, American recorded impairment charges reflecting the difference between the carrying values of these assets and their fair values of $714 million and $1.5 billion for the three and nine months ended September 30, 2020, respectively. Fair value reflects management’s best estimate including inputs from published pricing guides and bids from third parties as well as contracted sales agreements when applicable. Due to the inherent uncertainties of the current operating environment, American will continue to evaluate its current fleet (including aircraft in temporary storage) and may decide to permanently retire additional aircraft.
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
In each of the first three quarters of 2020, American performed interim impairment tests on its goodwill and indefinite-lived intangible assets as a result of the events and circumstances previously discussed due to the impact of COVID-19 on its business. In accordance with ASC 350, for goodwill, American performed a quantitative analysis by using a market approach. Under the market approach, the fair value of the reporting unit was determined based on quoted market prices for equity and the fair value of debt as described in Note 6. The fair value exceeded the carrying value of the reporting unit, and American's $4.1 billion of goodwill was not impaired.
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
13. Subsequent Events
On October 21, 2020, American and AAG entered into a Restatement Agreement (the Treasury Loan Restatement Agreement) to the Treasury Loan Agreement. The Treasury Loan Restatement Agreement increased the commitment under the Treasury Term Loan Facility to $7.5 billion, representing an increase of approximately $2.0 billion beyond the approximately $5.5 billion of commitment under the Treasury Term Loan Facility as of the date of execution of the Treasury Loan Agreement. No additional borrowing was made by American on October 21, 2020 in connection with the entry into the Treasury Loan Restatement Agreement. Due to the increase in the commitment under the Treasury Term Loan Facility to $7.5 billion, AAG may now issue up to an aggregate of approximately 60.0 million Treasury Loan Warrant Shares, assuming the Treasury Term Loan Facility, as amended by the Restatement Agreement, is fully drawn.

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
Financial Overview
Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While our business performed largely as expected in January and February of 2020, a severe reduction in air travel starting in March 2020 resulted in our total operating revenues decreasing approximately 20% in the first quarter of 2020, 86% in the second quarter of 2020 and 73% in the third quarter of 2020 as compared to the first, second and third quarters of 2019, respectively. While the length and severity of the reduction in demand due to COVID-19 is uncertain, we expect our results of operations for the remainder of 2020 to be severely impacted.
We have taken aggressive actions to mitigate the effect of COVID-19 on our business including deep capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position. We remain extremely focused on taking all self-help measures available to manage our business during this unprecedented time, consistent with the terms of the financial assistance we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.
Capacity Reductions
We have significantly reduced our capacity (as measured by available seat miles), with the third quarter of 2020 flying decreased by 59% year-over-year and fourth quarter of 2020 flying expected to decrease by more than 50% year-over-year, with long-haul international capacity down approximately 75% year-over-year. The demand environment continues to be uncertain as COVID-19 cases have continued to fluctuate in jurisdictions to which we fly and travel restrictions have generally remained in place. Due to this uncertainty, we will continue to adjust our future capacity to match developing trends in bookings for future travel and make further adjustments to our capacity as needed.
We also announced changes to our international schedule for winter 2020 through summer 2021. We expect our summer 2021 long-haul international capacity to be down 25% compared to 2019, and also plan to exit 19 international routes from six hubs. These changes will allow us to reset our international network for future growth as demand returns.
Fleet
To better align our network with lower passenger demand, we accelerated the retirement of Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. These retirements remove complexity from our operation and bring forward cost savings and efficiencies associated with operating fewer aircraft types. See Note 13 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on the accounting for our fleet retirements. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our current fleet and may decide to permanently retire additional aircraft. In addition, we have placed a number of Boeing 737-800 and certain regional aircraft into temporary storage.
Cost Reductions
We are moving quickly to better align our costs with our reduced schedule. In aggregate, we estimate that we have reduced our 2020 operating and capital expenditures by approximately $17.0 billion. These savings have been achieved primarily through capacity reductions. In addition, we have implemented a series of actions, including the accelerated fleet retirements discussed above as well as reductions in maintenance expense and non-aircraft capital expenditures through less fleet modification work, the elimination of ground service equipment purchases and pausing all non-critical facility investments and information technology projects. We have also suspended all non-essential hiring, paused non-contractual pay rate increases, reduced executive and board of director compensation, implemented voluntary leave and early retirement programs, decreased our management and support staff team, including officers, by approximately 5,100 positions, or 30%, and, as necessary, undertaken furloughs, to reduce our labor costs consistent with our obligations under the CARES Act. In total, more than 20,000 team members have opted for an early retirement or long-term paid leave and approximately 19,000 team members were furloughed starting October 1, 2020. Additionally, we have made reductions in marketing, contractor, event and training expenses as well as consolidated space at airport facilities.
Liquidity
At September 30, 2020, we had $13.6 billion in total available liquidity, consisting of $8.3 billion in unrestricted cash and short-term investments, $4.9 billion in an undrawn term loan facility under the CARES Act and $400 million in an undrawn short-term revolving facility.
During the first nine months of 2020, we completed the following financing transactions (see Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information):
•refinanced the $1.2 billion 2014 Term Loan Facility at a lower interest rate and extended the maturity from 2021 to 2027;
•raised $1.0 billion from a senior secured delayed draw term loan credit facility;
•issued $500 million in aggregate principal amount of 3.75% unsecured senior notes due 2025 and repaid $500 million of 4.625% unsecured senior notes that matured in March 2020;
•borrowed $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility;
•issued $1.0 billion in aggregate principal amount of 6.50% convertible senior notes due 2025;
•issued 85.2 million shares of AAG common stock at a price of $13.50 per share pursuant to a public offering of common stock for net proceeds of $1.1 billion;
•issued $2.5 billion in aggregate principal amount of 11.75% senior secured notes due 2025 and repaid the $1.0 billion senior secured delayed draw term loan credit facility that we borrowed in March 2020;
•issued approximately $360 million in special facility revenue bonds, of which $47 million was used to fund the redemption of certain outstanding bonds;
•entered into a $5.5 billion secured term loan facility with the U.S. Department of Treasury (Treasury) (the Treasury Loan Agreement), of which we borrowed $550 million;
•issued $1.2 billion in aggregate principal amount of two series of 10.75% senior secured notes due 2026 secured by various collateral;
•raised $392 million from aircraft sale-leaseback transactions; and
•raised $323 million from enhanced equipment trust certificates (EETCs) and other aircraft and flight equipment financings, of which $17 million was used to repay existing indebtedness.
In addition to the foregoing financings, we were initially approved to receive an aggregate of $5.8 billion in financial assistance to be paid in installments through the payroll support program (Payroll Support Program) under the CARES Act, all of which was received by the end of July 2020. On September 30, 2020, we received an additional installment of $168 million for a total aggregate of $6.0 billion of such financial assistance and, as a result, the promissory note (the PSP Promissory Note) previously issued to Treasury for $1.7 billion was revised upwards to $1.8 billion in aggregate principal amount and warrants to purchase up to an aggregate of approximately 13.7 million shares of AAG common stock were revised upwards to 14.1 million shares (the PSP Warrant Shares) of AAG common stock. See Note 1 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for further discussion on the Payroll Support Program.
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
We continue to evaluate future financing opportunities and work with third-party appraisers on valuations of our remaining unencumbered assets.
Certain of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value and debt service coverage ratio covenants.
Given the above actions and our assumptions about the future impact of COVID-19 on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings and funds from government assistance obtained pursuant to the CARES Act) and projected cash flows from operations.
AAG’s Third Quarter 2020 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended September 30,		Decrease	Percent Decrease
	2020	2019
	(In millions, except percentage changes)
Passenger revenue	$2,540	$10,995	$(8,455)	(76.9)
Cargo revenue	207	208	(1)	(0.4)
Other operating revenue	426	708	(282)	(39.9)
Total operating revenues	3,173	11,911	(8,738)	(73.4)
Mainline and regional aircraft fuel and related taxes	611	2,474	(1,863)	(75.3)
Salaries, wages and benefits	2,705	3,219	(514)	(16.0)
Total operating expenses	6,044	11,103	(5,059)	(45.6)
Operating income (loss)	(2,871)	808	(3,679)	nm (2)
Pre-tax income (loss)	(3,095)	557	(3,652)	nm
Income tax provision (benefit)	(696)	132	(828)	nm
Net income (loss)	(2,399)	425	(2,824)	nm

Pre-tax income (loss) – GAAP	$(3,095)	$557	$(3,652)	nm
Adjusted for: Pre-tax net special items (1)	(540)	278	(818)	nm
Pre-tax income (loss) excluding net special items	$(3,635)	$835	$(4,470)	nm

(1)See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Not meaningful or greater than 100% change.

Pre-Tax Income (Loss) and Net Income (Loss)
Pre-tax loss and net loss were $3.1 billion and $2.4 billion, respectively, in the third quarter of 2020. This compares to third quarter 2019 pre-tax income and net income of $557 million and $425 million, respectively. The quarter-over-quarter decrease in our pre-tax income was principally driven by lower revenues as a result of a decline in passenger demand and government travel restrictions related to the outbreak and spread of COVID-19. This decline in revenues was offset in part by a decrease in expenses due to our reduced schedule and cost reduction actions described above. Additionally, we recognized $540 million of net special credits during the third quarter of 2020 driven principally by the Payroll Support Program financial assistance (the PSP Financial Assistance), offset in part by severance expenses and fleet impairment charges. See Notes 1 and 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on the PSP Financial Assistance and net special items, respectively.
Excluding the effects of pre-tax net special items, pre-tax loss was $3.6 billion in the third quarter of 2020 and pre-tax income was $835 million in the third quarter of 2019. The quarter-over-quarter decrease in our pre-tax income excluding pre-tax net special items was principally driven by lower revenues and decreased expenses due to our reduced schedule and cost reduction actions as described above.
Revenue
In the third quarter of 2020, we reported total operating revenues of $3.2 billion, a decrease of $8.7 billion, or 73.4%, as compared to the third quarter of 2019. Passenger revenue was $2.5 billion in the third quarter of 2020, a decrease of $8.5 billion, or 76.9%, as compared to the third quarter of 2019. The decrease in passenger revenue in the third quarter of 2020 was due to a decline in passenger demand and government travel restrictions related to COVID-19, resulting in a 72.1% quarter-over-quarter decrease in revenue passenger miles (RPMs) and a 26.7 point decrease in passenger load factor.
Cargo revenue decreased $1 million, or 0.4%, as compared to the third quarter of 2019, primarily due to an 83.6% increase in yield as a result of rate increases which was offset by a 45.8% decrease in cargo ton miles reflecting declines in freight volumes, principally as a result of international schedule reductions.
Other operating revenue decreased $282 million, or 39.9%, as compared to the third quarter of 2019, driven primarily by lower revenue associated with our loyalty program and airport clubs.
Our total revenue per available seat mile (TRASM) was 10.31 cents in the third quarter of 2020, a 34.4% decrease as compared to 15.71 cents in the third quarter of 2019.
Fuel
Our mainline and regional fuel expense totaled $611 million in the third quarter of 2020, which was $1.9 billion, or 75.3%, lower as compared to the third quarter of 2019. This decrease was primarily driven by a 58.7% decrease in gallons of fuel consumed as a result of lower capacity and a 40.1% decrease in the average price per gallon of aircraft fuel including related taxes to $1.23 in the third quarter of 2020 from $2.05 in the third quarter of 2019.
As of September 30, 2020, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Although spot prices for oil and jet fuel are presently very low by historical standards, we do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, the forward curve for the purchase of such products, or hedges related to such products, is very steep, any hedging would potentially require significant capital or collateral to be placed at risk, and our future fuel needs remain unclear due to uncertainties regarding air travel demand. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. In particular, the COVID-19 pandemic has resulted in a very rapid deterioration in general economic conditions.

Our 2020 third quarter total cost per available seat mile (CASM) was 19.64 cents, an increase of 34.2%, from 14.64 cents in the third quarter of 2019. Lower than planned capacity in the third quarter of 2020 due to decreased passenger demand and government travel restrictions related to COVID-19 drove the increase in our CASM, offset in part by the PSP Financial Assistance recognized in the third quarter of 2020.
Our 2020 third quarter CASM excluding net special items and fuel was 19.34 cents, as compared to 11.07 cents in the third quarter of 2019. The increase was primarily driven by lower capacity in the third quarter of 2020 as described above.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) - GAAP	$(3,095)	$557	$(8,644)	$1,685
Pre-tax net special items (1):
Operating special items, net	(519)	234	(966)	493
Nonoperating special items, net	(21)	44	207	43
Total pre-tax net special items	(540)	278	(759)	536
Pre-tax income (loss) excluding net special items	$(3,635)	$835	$(9,403)	$2,221

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Total Operating Costs per Available Seat Mile (CASM) Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses - GAAP	$6,044	$11,103	$21,215	$32,119
Operating net special items (1):
Mainline operating special items, net	295	(228)	657	(487)
Regional operating special items, net	224	(6)	309	(6)
Fuel:
Aircraft fuel and related taxes - mainline	(453)	(1,989)	(2,065)	(5,710)
Aircraft fuel and related taxes - regional	(158)	(485)	(638)	(1,395)
Total operating expenses, excluding net special items and fuel	$5,952	$8,395	$19,478	$24,521

Total Available Seat Miles (ASM)	30,768	75,820	109,948	214,816
(In cents)
Total operating CASM	19.64	14.64	19.30	14.95
Operating net special items per ASM (1):
Mainline operating special items, net	0.96	(0.30)	0.60	(0.23)
Regional operating special items, net	0.73	(0.01)	0.28	—
Fuel per ASM:
Aircraft fuel and related taxes - mainline	(1.47)	(2.62)	(1.88)	(2.66)
Aircraft fuel and related taxes - regional	(0.51)	(0.64)	(0.58)	(0.65)
Total operating CASM, excluding net special items and fuel	19.34	11.07	17.72	11.41

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and nine months ended September 30, 2020 and 2019. Amounts may not recalculate due to rounding.

	Three Months Ended September 30,			Increase (Decrease)	Nine Months Ended September 30,			Increase (Decrease)
	2020	2019			2020	2019
Revenue passenger miles (millions) (a)	18,121	64,874		(72.1)%	70,523	182,334		(61.3)%
Available seat miles (millions) (b)	30,768	75,820		(59.4)%	109,948	214,816		(48.8)%
Passenger load factor (percent) (c)	58.9	85.6	(26.7)	pts	64.1	84.9	(20.8)	pts
Yield (cents) (d)	14.01	16.95		(17.3)%	16.06	17.37		(7.5)%
Passenger revenue per available seat mile (cents) (e)	8.25	14.50		(43.1)%	10.30	14.74		(30.1)%
Total revenue per available seat mile (cents) (f)	10.31	15.71		(34.4)%	12.11	16.04		(24.5)%
Aircraft at end of period (g)	1,381	1,552		(11.0)%	1,381	1,552		(11.0)%
Fuel consumption (gallons in millions)	499	1,209		(58.7)%	1,745	3,420		(49.0)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.23	2.05		(40.1)%	1.55	2.08		(25.4)%
Full-time equivalent employees at end of period	110,500	131,900		(16.2)%	110,500	131,900		(16.2)%
Operating cost per available seat mile (cents) (h)	19.64	14.64		34.2%	19.30	14.95		29.1%

(a)Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.
(c)Passenger load factor – The percentage of available seats that are filled with revenue passengers.
(d)Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)Passenger revenue per available seat mile (PRASM) – Passenger revenue divided by ASMs.
(f)Total revenue per available seat mile (TRASM) – Total revenues divided by ASMs.
(g)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes 12 mainline and 29 regional aircraft that are in temporary storage as follows: 13 Embraer 175, 12 Boeing 737-800, seven Embraer 140, six Embraer 145 and three Bombardier CRJ900 aircraft.
(h)Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
As discussed above, our results of operations for the three months ended September 30, 2020 were significantly impacted by COVID-19. As a result, the comparison of these results to the three months ended September 30, 2019 are largely not meaningful. Refer to the "Financial Overview" above for discussion of our third quarter of 2020 financial results and the impact of COVID-19 on our business.
Operating Revenues

	Three Months Ended September 30,		Decrease	Percent Decrease
	2020	2019
	(In millions, except percentage changes)
Passenger	$2,540	$10,995	$(8,455)	(76.9)
Cargo	207	208	(1)	(0.4)
Other	426	708	(282)	(39.9)
Total operating revenues	$3,173	$11,911	$(8,738)	(73.4)
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Decrease vs. Three Months Ended September 30, 2019
	Three Months Ended September 30, 2020	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$2,540	(72.1)%	(59.4)%	(26.7)	pts	(17.3)%	(43.1)%
Total operating revenues in the third quarter of 2020 decreased $8.7 billion, or 73.4%, from the third quarter of 2019, primarily due to a decline in passenger demand and government travel restrictions related to COVID-19.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$453	$1,989	$(1,536)	(77.2)
Salaries, wages and benefits	2,705	3,219	(514)	(16.0)
Maintenance, materials and repairs	337	610	(273)	(44.7)
Other rent and landing fees	367	530	(163)	(30.8)
Aircraft rent	336	335	1	0.2
Selling expenses	70	424	(354)	(83.5)
Depreciation and amortization	498	499	(1)	(0.3)
Mainline operating special items, net	(295)	228	(523)	nm
Other	659	1,336	(677)	(50.7)
Regional expenses:
Aircraft fuel and related taxes	158	485	(327)	(67.4)
Other	756	1,448	(692)	(47.8)
Total operating expenses	$6,044	$11,103	$(5,059)	(45.6)
Total operating expenses decreased $5.1 billion, or 45.6%, in the third quarter of 2020 from the third quarter of 2019 due to our reduced schedule and cost reduction actions as described in the "Financial Overview" above.

Operating Special Items, Net

	Three Months Ended September 30,
	2020	2019
	(In millions)
PSP Financial Assistance (1)	$(1,908)	$—
Severance expenses (2)	871	—
Fleet impairment (3)	742	201
Fleet restructuring expenses (4)	—	72
Litigation reserve adjustments	—	(53)
Merger integration expenses	—	29
Mark-to-market adjustments on bankruptcy obligations, net (5)	—	(22)
Other operating special items, net	—	1
Mainline operating special items, net	(295)	228

PSP Financial Assistance (1)	(228)	—
Severance expenses (2)	4	—
Other operating special items, net	—	6
Regional operating special items, net	(224)	6
Operating special items, net	$(519)	$234

(1)PSP Financial Assistance represents recognition of a portion of financial assistance received from Treasury pursuant to the Payroll Support Program Agreement (PSP Agreement). See Note 1 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for further information.
(2)Severance expenses principally include salary and medical costs associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to COVID-19. These expenses in the three months ended September 30, 2020 also include salary and medical costs associated with team members who were notified in the third quarter of 2020 they were being involuntarily furloughed starting October 1, 2020, subsequent to the expiration of the Payroll Support Program requirement against involuntary furloughs. Cash payments related to these charges for the three months ended September 30, 2020 were approximately $120 million.
(3)Fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven by the decline in air travel due to COVID-19. See Note 13 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information related to these charges.
The three months ended September 30, 2020 included a $709 million non-cash write-down of Airbus A330-200 aircraft and spare parts and $33 million in cash charges primarily for lease return and other costs.
(4)Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.
(5)Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Interest income	$5	$34	$(29)	(84.9)
Interest expense, net	(340)	(284)	(56)	19.6
Other income (expense), net	111	(1)	112	nm
Total nonoperating expense, net	$(224)	$(251)	$27	(10.8)
Interest income decreased in the third quarter of 2020 compared to the third quarter of 2019 primarily as a result of lower returns on our short-term investments. Interest expense, net increased in the third quarter of 2020 compared to the third quarter of 2019 primarily due to the issuance of debt.
In the third quarter of 2020, other nonoperating income, net included $84 million of non-service related pension and other postretirement benefit plan income and $21 million of net special credits principally for mark-to-market unrealized gains associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines).
In the third quarter of 2019, other nonoperating expense, net included $44 million of net special charges principally for mark-to-market unrealized losses associated with our equity investment in China Southern Airlines and certain treasury rate lock derivative instruments, offset in part by $47 million of non-service related pension and other postretirement benefit plan income.
The increase in non-service related pension and other postretirement benefit plan income in the third quarter of 2020 as compared to the third quarter of 2019 is principally due to an increase in the expected return on pension plan assets.
Income Taxes
In the third quarter of 2020, we recorded an income tax benefit of $696 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
As discussed above, our results of operations for the nine months ended September 30, 2020 were significantly impacted by COVID-19. As a result, the comparison of these results to the nine months ended September 30, 2019 are largely not meaningful. Refer to the "Financial Overview" above for discussion of our first nine months of 2020 financial results and the impact of COVID-19 on our business.
Operating Revenues

	Nine Months Ended September 30,		Decrease	Percent Decrease
	2020	2019
	(In millions, except percentage changes)
Passenger	$11,328	$31,663	$(20,335)	(64.2)
Cargo	484	647	(163)	(25.1)
Other	1,497	2,145	(648)	(30.2)
Total operating revenues	$13,309	$34,455	$(21,146)	(61.4)

This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Decrease vs. Nine Months Ended September 30, 2019
	Nine Months Ended September 30, 2020	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$11,328	(61.3)%	(48.8)%	(20.8)	pts	(7.5)%	(30.1)%
Total operating revenues in the first nine months of 2020 decreased $21.1 billion, or 61.4%, from the first nine months of 2019, primarily due to a decline in passenger demand and government travel restrictions related to COVID-19.
Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,065	$5,710	$(3,645)	(63.8)
Salaries, wages and benefits	8,384	9,509	(1,125)	(11.8)
Maintenance, materials and repairs	1,253	1,745	(492)	(28.2)
Other rent and landing fees	1,149	1,568	(419)	(26.7)
Aircraft rent	1,004	996	8	0.8
Selling expenses	418	1,194	(776)	(65.0)
Depreciation and amortization	1,557	1,469	88	6.0
Mainline operating special items, net	(657)	487	(1,144)	nm
Other	2,404	3,859	(1,455)	(37.7)
Regional expenses:
Aircraft fuel and related taxes	638	1,395	(757)	(54.2)
Other	3,000	4,187	(1,187)	(28.3)
Total operating expenses	$21,215	$32,119	$(10,904)	(33.9)
Total operating expenses decreased $10.9 billion, or 33.9%, in the first nine months of 2020 from the first nine months of 2019 due to our reduced schedule and cost reduction actions as described in the "Financial Overview" above.
Depreciation and amortization increased $88 million, or 6.0%, in the first nine months of 2020 from the first nine months of 2019 due in part to accelerated depreciation for certain aircraft and related equipment expected to be retired earlier than planned. Depreciation associated with facility improvements also contributed to the increase.

Operating Special Items, Net

	Nine Months Ended September 30,
	2020	2019
	(In millions)
PSP Financial Assistance (1)	$(3,710)	$—
Fleet impairment (2)	1,484	201
Severance expenses (3)	1,408	—
Labor contract expenses (4)	228	—
Mark-to-market adjustments on bankruptcy obligations, net (5)	(49)	(18)
Fleet restructuring expenses (6)	—	232
Litigation reserve adjustments	—	(53)
Merger integration expenses	—	106
Other operating special items, net	(18)	19
Mainline operating special items, net	(657)	487

PSP Financial Assistance (1)	(444)	—
Fleet impairment (2)	117	—
Severance expenses (3)	18	—
Other operating special items, net	—	6
Regional operating special items, net	(309)	6
Operating special items, net	$(966)	$493

(1)PSP Financial Assistance represents recognition of a portion of financial assistance received from Treasury pursuant to the PSP Agreement. See Note 1 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for further information.
(2)Fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven by the decline in air travel due to COVID-19. Aircraft retired include Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300, Embraer 190, certain Embraer 140 and Bombardier CRJ200 aircraft. See Note 13 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information related to these charges.
The nine months ended September 30, 2020 included a $1.5 billion non-cash write-down of mainline and regional aircraft and spare parts and $109 million in cash charges primarily for impairment of right-of-use (ROU) assets and lease return costs.
(3)Severance expenses principally include salary and medical costs associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to COVID-19. These expenses also include salary and medical costs associated with team members who were notified in the third quarter of 2020 they were being involuntarily furloughed starting October 1, 2020, subsequent to the expiration of the Payroll Support Program requirement against involuntary furloughs. Cash payments related to these charges for the nine months ended September 30, 2020 were approximately $170 million.
(4)Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers (TWU-IAM Association) for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(5)Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.
(6)Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.

Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Interest income	$36	$103	$(67)	(64.9)
Interest expense, net	(851)	(830)	(21)	2.6
Other income, net	77	76	1	1.2
Total nonoperating expense, net	$(738)	$(651)	$(87)	13.4
Interest income decreased in the first nine months of 2020 compared to the first nine months of 2019 primarily as a result of lower returns on our short-term investments. Interest expense, net increased in the first nine months of 2020 compared to the first nine months of 2019 primarily due to the issuance of debt and lower capitalized interest offset in part by lower interest expense on our variable-rate debt.
In the first nine months of 2020, other nonoperating income, net included $290 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $207 million of net special charges principally for mark-to-market unrealized losses associated with our equity investment in China Southern Airlines and certain treasury rate lock derivative instruments and $20 million of net foreign currency losses, primarily associated with losses from Latin American currencies.
In the first nine months of 2019, other nonoperating income, net principally included $137 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $43 million of net special charges principally for mark-to-market unrealized losses associated with our equity investment in China Southern Airlines and certain treasury rate lock derivative instruments and $24 million of net foreign currency losses, primarily associated with losses from Latin American currencies.
The increase in non-service related pension and other postretirement benefit plan income in the first nine months of 2020 as compared to the first nine months of 2019 is principally due to an increase in the expected return on pension plan assets.
Income Taxes
In the first nine months of 2020, we recorded an income tax benefit of $1.9 billion. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 7 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
As discussed above, American's results of operations for the three months ended September 30, 2020 were significantly impacted by COVID-19. As a result, the comparison of these results to the three months ended September 30, 2019 are largely not meaningful. Refer to the "Financial Overview" above for discussion of American's third quarter of 2020 financial results and the impact of COVID-19 on American's business.
Operating Revenues

	Three Months Ended September 30,		Decrease	Percent Decrease
	2020	2019
	(In millions, except percentage changes)
Passenger	$2,540	$10,995	$(8,455)	(76.9)
Cargo	207	208	(1)	(0.4)
Other	425	707	(282)	(39.8)
Total operating revenues	$3,172	$11,910	$(8,738)	(73.4)

Total operating revenues in the third quarter of 2020 decreased $8.7 billion, or 73.4%, from the third quarter of 2019, primarily due to a decline in passenger demand and government travel restrictions related to COVID-19.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$453	$1,989	$(1,536)	(77.2)
Salaries, wages and benefits	2,704	3,217	(513)	(16.0)
Maintenance, materials and repairs	337	610	(273)	(44.7)
Other rent and landing fees	367	530	(163)	(30.8)
Aircraft rent	336	335	1	0.2
Selling expenses	70	424	(354)	(83.5)
Depreciation and amortization	498	499	(1)	(0.3)
Mainline operating special items, net	(295)	228	(523)	nm
Other	659	1,337	(678)	(50.7)
Regional expenses:
Aircraft fuel and related taxes	158	485	(327)	(67.4)
Other	694	1,428	(734)	(51.4)
Total operating expenses	$5,981	$11,082	$(5,101)	(46.0)
Total operating expenses decreased $5.1 billion, or 46.0%, in the third quarter of 2020 from the third quarter of 2019 due to American's reduced schedule and cost reduction actions as described in the "Financial Overview" above.
Operating Special Items, Net

	Three Months Ended September 30,
	2020	2019
	(In millions)
PSP Financial Assistance (1)	$(1,908)	$—
Severance expenses (2)	871	—
Fleet impairment (3)	742	201
Fleet restructuring expenses (4)	—	72
Litigation reserve adjustments	—	(53)
Merger integration expenses	—	29
Mark-to-market adjustments on bankruptcy obligations, net (5)	—	(22)
Other operating special items, net	—	1
Mainline operating special items, net	(295)	228

PSP Financial Assistance (1)	(228)	—
Regional operating special items, net	(228)	—
Operating special items, net	$(523)	$228

(1)PSP Financial Assistance represents recognition of a portion of financial assistance received from Treasury pursuant to the PSP Agreement. See Note 1 to American's Condensed Consolidated Financial Statements in Part I, Item 1B for further information.
(2)Severance expenses principally include salary and medical costs associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to American's operation due to COVID-19. These expenses in the three months ended September 30, 2020 also include salary and medical costs associated with team members who were notified in the third quarter of 2020 they were being involuntarily furloughed starting October 1, 2020, subsequent to the expiration of the Payroll Support Program requirement against involuntary furloughs. Cash payments related to these charges for the three months ended September 30, 2020 were approximately $120 million.
(3)Fleet impairment resulted from American's decision to retire certain aircraft earlier than planned driven by the decline in air travel due to COVID-19. See Note 12 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for further information related to these charges.
The three months ended September 30, 2020 included a $709 million non-cash write-down of Airbus A330-200 aircraft and spare parts and $33 million in cash charges primarily for lease return and other costs.
(4)Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.
(5)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Interest income	$72	$131	$(59)	(44.9)
Interest expense, net	(310)	(281)	(29)	10.2
Other income (expense), net	111	(10)	121	nm
Total nonoperating expense, net	$(127)	$(160)	$33	(20.7)
Interest income decreased in the third quarter of 2020 compared to the third quarter of 2019 primarily as a result of lower returns on American's short-term investments and lower interest-bearing related party receivables from American's parent company, AAG. Interest expense, net increased in the third quarter of 2020 compared to the third quarter of 2019 primarily due to the issuance of debt.
In the third quarter of 2020, other nonoperating income, net included $84 million of non-service related pension and other postretirement benefit plan income and $21 million of net special credits principally for mark-to-market unrealized gains associated with American's equity investment in China Southern Airlines.
In the third quarter of 2019, other nonoperating expense, net included $52 million of net special charges principally for mark-to-market unrealized losses associated with American's equity investment in China Southern Airlines and certain treasury rate lock derivative instruments, offset in part by $47 million of non-service related pension and other postretirement benefit plan income.
The increase in non-service related pension and other postretirement benefit plan income in the third quarter of 2020 as compared to the third quarter of 2019 is principally due to an increase in the expected return on pension plan assets.
Income Taxes
American is part of the AAG consolidated income tax return.
In the third quarter of 2020, American recorded an income tax benefit of $660 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
As discussed above, American's results of operations for the nine months ended September 30, 2020 were significantly impacted by COVID-19. As a result, the comparison of these results to the nine months ended September 30, 2019 are largely not meaningful. Refer to the "Financial Overview" above for discussion of American's first nine months of 2020 financial results and the impact of COVID-19 on American's business.
Operating Revenues

	Nine Months Ended September 30,		Decrease	Percent Decrease
	2020	2019
	(In millions, except percentage changes)
Passenger	$11,328	$31,663	$(20,335)	(64.2)
Cargo	484	647	(163)	(25.1)
Other	1,496	2,139	(643)	(30.0)
Total operating revenues	$13,308	$34,449	$(21,141)	(61.4)
Total operating revenues in the first nine months of 2020 decreased $21.1 billion, or 61.4%, from the first nine months of 2019, primarily due to a decline in passenger demand and government travel restrictions related to COVID-19.
Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,065	$5,710	$(3,645)	(63.8)
Salaries, wages and benefits	8,380	9,503	(1,123)	(11.8)
Maintenance, materials and repairs	1,253	1,745	(492)	(28.2)
Other rent and landing fees	1,149	1,568	(419)	(26.7)
Aircraft rent	1,004	996	8	0.8
Selling expenses	418	1,194	(776)	(65.0)
Depreciation and amortization	1,557	1,469	88	6.0
Mainline operating special items, net	(657)	487	(1,144)	nm
Other	2,425	3,860	(1,435)	(37.2)
Regional expenses:
Aircraft fuel and related taxes	638	1,395	(757)	(54.2)
Other	2,862	4,221	(1,359)	(32.2)
Total operating expenses	$21,094	$32,148	$(11,054)	(34.4)
Total operating expenses decreased $11.1 billion, or 34.4%, in the first nine months of 2020 from the first nine months of 2019 due to American's reduced schedule and cost reduction actions as described in the "Financial Overview" above.
Depreciation and amortization increased $88 million, or 6.0%, in the first nine months of 2020 from the first nine months of 2019 due in part to accelerated depreciation for certain aircraft and related equipment expected to be retired earlier than planned. Depreciation associated with facility improvements also contributed to the increase.

Operating Special Items, Net

	Nine Months Ended September 30,
	2020	2019
	(In millions)
PSP Financial Assistance (1)	$(3,710)	$—
Fleet impairment (2)	1,484	201
Severance expenses (3)	1,408	—
Labor contract expenses (4)	228	—
Mark-to-market adjustments on bankruptcy obligations, net (5)	(49)	(18)
Fleet restructuring expenses (6)	—	232
Litigation reserve adjustments	—	(53)
Merger integration expenses	—	106
Other operating special items, net	(18)	19
Mainline operating special items, net	(657)	487

PSP Financial Assistance (1)	(444)	—
Fleet impairment (2)	106	—
Regional operating special items, net	(338)	—
Operating special items, net	$(995)	$487

(1)PSP Financial Assistance represents recognition of a portion of financial assistance received from Treasury pursuant to the PSP Agreement. See Note 1 to American's Condensed Consolidated Financial Statements in Part I, Item 1B for further information.
(2)Fleet impairment resulted from American's decision to retire certain aircraft earlier than planned driven by the decline in air travel due to COVID-19. Aircraft retired include Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300, Embraer 190, certain Embraer 140 and Bombardier CRJ200 aircraft. See Note 12 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for further information related to these charges.
The nine months ended September 30, 2020 included a $1.5 billion non-cash write-down of mainline and regional aircraft and spare parts and $109 million in cash charges primarily for impairment of ROU assets and lease return costs.
(3)Severance expenses principally include salary and medical costs associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to American's operation due to COVID-19. These expenses also include salary and medical costs associated with team members who were notified in the third quarter of 2020 they were being involuntarily furloughed starting October 1, 2020, subsequent to the expiration of the Payroll Support Program requirement against involuntary furloughs. Cash payments related to these charges for the nine months ended September 30, 2020 were approximately $170 million.
(4)Labor contract expenses primarily relate to one-time charges resulting from the ratification of a new contract with the TWU-IAM Association for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(5)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.
(6)Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.

Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Interest income	$268	$389	$(121)	(31.1)
Interest expense, net	(825)	(835)	10	(1.2)
Other income, net	78	69	9	13.2
Total nonoperating expense, net	$(479)	$(377)	$(102)	26.9
Interest income decreased in the first nine months of 2020 compared to the first nine months of 2019 primarily as a result of lower returns on American's short-term investments and lower interest-bearing related party receivables from American's parent company, AAG. Interest expense, net decreased in the first nine months of 2020 compared to the first nine months of 2019 primarily due to the issuance of debt and lower capitalized interest offset in part by lower interest expense on American's variable-rate debt.
In the first nine months of 2020, other nonoperating income, net included $290 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $207 million of net special charges principally for mark-to-market unrealized losses associated with American's equity investment in China Southern Airlines and certain treasury rate lock derivative instruments and $20 million of net foreign currency losses, primarily associated with losses from Latin American currencies.
In the first nine months of 2019, other nonoperating income, net principally included $138 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $51 million of net special charges principally for mark-to-market unrealized losses associated with American's equity investment in China Southern Airlines and certain treasury rate lock derivative instruments and $24 million of net foreign currency losses, primarily associated with losses from Latin American currencies.
The increase in non-service related pension and other postretirement benefit plan income in the first nine months of 2020 as compared to the first nine months of 2019 is principally due to an increase in the expected return on pension plan assets.
Income Taxes
American is part of the AAG consolidated income tax return.
In the first nine months of 2020, American recorded an income tax benefit of $1.9 billion. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
As of September 30, 2020, AAG had approximately $13.6 billion in total available liquidity and $508 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Cash	$253	$280	$243	$267
Short-term investments	8,031	3,546	8,029	3,543
Undrawn credit facilities	5,327	3,243	5,327	3,243
Total available liquidity	$13,611	$7,069	$13,599	$7,053

Given the actions we have taken in response to COVID-19 and our assumptions about its future impact on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings and funds from government assistance obtained pursuant to the CARES Act) and projected cash flows from operations.
Share Repurchase Programs and Cash Dividends
During the nine months ended September 30, 2020, we repurchased 6.4 million shares of AAG common stock for $145 million at a weighted average cost per share of $22.77, all of which were purchased in the first quarter of 2020.
In January 2020, our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of February 5, 2020 and paid on February 19, 2020, totaling $43 million.
We have suspended our capital return program, including share repurchases and the payment of future dividends. In connection with our receipt of financial assistance under the Payroll Support Program, we agreed not to repurchase shares of or make dividend payments in respect of AAG common stock through September 30, 2021. As of September 30, 2020, we also entered into the Treasury Loan Agreement, and, as a result, we will be prohibited from repurchasing shares of AAG common stock and paying dividends on AAG common stock through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid.
Certain Covenants
Certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value ratio covenants and require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold or the value of the appraised collateral fails to meet a specified threshold, as the case may be, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing collateral coverage tests. Additionally, certain of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our Treasury Term Loan Facility contains a debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in mandatory prepayment of the Treasury Term Loan Facility.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash used in operating activities was $3.7 billion for the first nine months of 2020 as compared to net cash provided by operating activities of $3.2 billion for the first nine months of 2019. The $6.9 billion period-over-period decrease in operating cash flows was primarily due to a net loss in the first nine months of 2020. The net loss was primarily driven by lower revenues as a result of a decline in passenger demand and government travel restrictions related to the outbreak and spread of COVID-19, offset in part by a decrease in expenses due to our reduced schedule and cost reduction actions. Additionally, we received cash proceeds of $4.2 billion in the first nine months of 2020 associated with the PSP Financial Assistance. In the first nine months of 2020, we also recorded a $1.4 billion special charge for salary and medical costs associated with certain team members who opted in to voluntary early retirement programs as well as team members who were involuntarily furloughed starting October 1, 2020. Approximately $170 million of this charge has been paid to team members in the first nine months of 2020. We expect cash payments under these programs of approximately $200 million in the fourth quarter of 2020 and approximately $600 million in 2021 with the remaining payments in 2022 and beyond.
Investing Activities
Our net cash used in investing activities was $6.0 billion and $2.9 billion for the first nine months of 2020 and 2019, respectively.

Our principal investing activities in the first nine months of 2020 included $4.5 billion in net purchases of short-term investments, expenditures of $1.8 billion for property and equipment, including 10 Airbus 321neo aircraft, three Embraer 175 aircraft and three Bombardier CRJ900 aircraft as well as a $317 million increase in restricted short-term investments primarily related to cash proceeds from special facility revenue bonds. These cash outflows were offset in part by $433 million of proceeds primarily from aircraft sale-leaseback transactions and $251 million of proceeds from the sale of property and equipment.
Our principal investing activities in the first nine months of 2019 included expenditures of $3.1 billion for property and equipment, including 15 Embraer 175 aircraft, eight Bombardier CRJ900 aircraft, six Airbus 321neo aircraft, four Boeing 737 MAX aircraft and two Boeing 787 Family aircraft, and $354 million in net purchases of short-term investments. These cash outflows were offset in part by $629 million of proceeds primarily from aircraft sale-leaseback transactions.
Financing Activities
Our net cash provided by financing activities was $9.7 billion for the first nine months of 2020 as compared to net cash used in financing activities of $296 million for the first nine months of 2019.
Our principal financing activities in the first nine months of 2020 included $11.6 billion in proceeds from the issuance of debt and $1.5 billion in proceeds from the issuance of equity. These proceeds principally include $2.8 billion borrowed under the 2014 Revolving Facility, the 2013 Revolving Facility and the April 2016 Revolving Facility, $2.5 billion in aggregate principal amount of 11.75% senior secured notes, $1.8 billion in aggregate principal amount under the PSP Promissory Note, $1.2 billion in aggregate principal amount of two series of 10.75% senior secured notes due 2026, $1.0 billion in aggregate principal amount of AAG’s 6.50% convertible senior notes, $1.0 billion under the Delayed Draw Term Loan Credit Facility, $550 million under the Treasury Term Loan Facility, $500 million in aggregate principal amount of 3.75% unsecured senior notes due 2025 and the $360 million issuance of special facility revenue bonds as well as $1.1 billion of net proceeds from a public offering of common stock. These cash inflows were offset in part by $3.0 billion in debt repayments, consisting of approximately $2.0 billion in scheduled debt repayments, including repayment of $500 million of 4.625% senior notes, and the prepayment of the $1.0 billion Delayed Draw Term Loan Credit Facility, as well as $173 million in share repurchases (which occurred in the first quarter of 2020), $132 million of deferred financing costs and $43 million in dividend payments (which occurred in the first quarter of 2020).
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
American
Operating Activities
American’s net cash used in operating activities was $90 million for the first nine months of 2020 as compared to net cash provided by operating activities of $2.9 billion for the first nine months of 2019. The $3.0 billion period-over-period decrease in operating cash flows was primarily due to a net loss in the first nine months of 2020, offset in part by intercompany cash receipts from AAG's financing transactions. The net loss was primarily driven by lower revenues as a result of a decline in passenger demand and government travel restrictions related to the outbreak and spread of COVID-19, offset in part by a decrease in expenses due to American's reduced schedule and cost reduction actions. Additionally, American received cash proceeds of $3.7 billion in the first nine months of 2020 associated with the PSP Financial Assistance. In the first nine months of 2020, American also recorded a $1.4 billion special charge for salary and medical costs associated with certain team members who opted in to voluntary early retirement programs as well as team members who were involuntarily furloughed starting October 1, 2020. Approximately $170 million of this charge has been paid to team members in the first nine months of 2020. American expects cash payments under these programs of approximately $200 million in the fourth quarter of 2020 and approximately $600 million in 2021 with the remaining payments in 2022 and beyond.
Investing Activities
American’s net cash used in investing activities was $6.0 billion and $2.8 billion for the first nine months of 2020 and 2019, respectively.

American’s principal investing activities in the first nine months of 2020 included $4.5 billion in net purchases of short-term investments, expenditures of $1.8 billion for property and equipment, including 10 Airbus 321neo aircraft, three Embraer 175 aircraft and three Bombardier CRJ900 aircraft as well as a $317 million increase in restricted short-term investments primarily related to cash proceeds from special facility revenue bonds. These cash outflows were offset in part by $433 million of proceeds primarily from aircraft sale-leaseback transactions and $251 million of proceeds from the sale of property and equipment.
American’s principal investing activities in the first nine months of 2019 included expenditures of $3.0 billion for property and equipment, including 15 Embraer 175 aircraft, eight Bombardier CRJ900 aircraft, six Airbus 321neo aircraft, four Boeing 737 MAX aircraft and two Boeing 787 Family aircraft, and $354 million in net purchases of short-term investments. These cash outflows were offset in part by $629 million of proceeds primarily from aircraft sale-leaseback transactions.
Financing Activities
American’s net cash provided by financing activities was $6.1 billion for the first nine months of 2020 as compared to net cash used in financing activities of $76 million for the first nine months of 2019.
American’s principal financing activities in the first nine months of 2020 included $8.7 billion in proceeds from the issuance of debt, including $2.8 billion borrowed under the 2014 Revolving Facility, the 2013 Revolving Facility and the April 2016 Revolving Facility, $2.5 billion in aggregate principal amount of 11.75% senior secured notes, $1.2 billion in aggregate principal amount of two series of 10.75% senior secured notes due 2026, $1.0 billion under the Delayed Draw Term Loan Credit Facility, $550 million under the Treasury Term Loan Facility and the $360 million issuance of special facility revenue bonds. These cash inflows were offset in part by $2.5 billion in debt repayments, consisting of approximately $1.5 billion in scheduled debt repayments and the prepayment of the $1.0 billion Delayed Draw Term Loan Credit Facility, as well as $122 million of deferred financing costs.
American’s principal financing activities in the first nine months of 2019 included $2.8 billion in debt repayments, consisting of $1.7 billion in scheduled debt repayments and the prepayment of $1.1 billion of secured loans, offset in part by $2.8 billion in net proceeds from the issuance of debt for the financing of certain aircraft and spare engines.
Commitments
Significant Indebtedness
As of September 30, 2020, AAG had $33.0 billion in long-term debt, including current maturities of $2.6 billion. As of September 30, 2020, American had $28.9 billion in long-term debt, including current maturities of $2.6 billion. All material changes in our significant indebtedness since our 2019 Form 10-K are discussed in Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of September 30, 2020, we had definitive purchase agreements with Airbus, Boeing and Embraer for the acquisition of the following mainline and regional aircraft (1):

	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter	Total
Airbus
A320 Family (2)	6	16	26	8	22	20	98
Boeing
737 MAX Family (3)	8	18	10	—	—	40	76
787 Family	7	13	—	6	6	13	45
Embraer
E175	6	5	—	—	—	—	11
Total	27	52	36	14	28	73	230

(1)Delivery schedule represents our best estimate as of the date of this report. Actual delivery dates are subject to change based on many potential factors including production delays by the manufacturer.

(2)In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new Airbus aircraft imported from Europe. Effective March 18, 2020, this tariff rate increased to 15%. We continue to take every effort to mitigate the effect of these tariffs on our Airbus deliveries. See Part II, Item 1A. Risk Factors - “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.”
(3)On March 13, 2019, a directive from the Federal Aviation Administration (FAA) grounded all U.S.-registered Boeing 737 MAX aircraft. Our fleet currently includes 24 Boeing 737 MAX aircraft with an additional 76 on order. We have removed all Boeing 737 MAX aircraft flying from our flight schedule through December 29, 2020 and continue to assess this timeline. In addition, we have not taken delivery of any Boeing 737 MAX Family aircraft since the grounding. The extent of the delay to the scheduled deliveries of the Boeing 737 MAX aircraft included in the table above is expected to be impacted by the length of time the FAA order remains in place, Boeing's production rate and the pace at which Boeing can deliver aircraft following the lifting of the FAA order, among other factors. The above table reflects our estimate of future Boeing 737 MAX aircraft deliveries based on information currently available to us; however, the actual delivery schedule may differ from the table above, potentially materially.
We also have agreements for 30 spare engines to be delivered in 2020 and beyond.
We currently have financing commitments in place for all aircraft on order and scheduled to be delivered through 2020. Additionally, we have financing commitments in place for 44 aircraft scheduled to be delivered in 2021: 16 Airbus A320 Family aircraft, 13 Boeing 787 Family aircraft, 10 Boeing 737 MAX Family aircraft and five Embraer 175 aircraft. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions, including in some cases, on our acquisition of the aircraft by a certain date and the lifting of the grounding directive from the FAA of the Boeing 737 MAX aircraft by a certain date and (2) the performance by the counterparty providing such financing commitments of its obligations thereunder. We do not have financing commitments in place for the remaining eight Boeing 737 MAX Family aircraft scheduled to be delivered in 2021, however, we do have rights to defer these eight Boeing 737 MAX Family aircraft from 2021 to 2023. In addition, we also have rights to defer to 2023-2024 the 10 Boeing 737 MAX Family aircraft currently scheduled to be delivered in 2022. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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

Contractual Obligations
The following table provides details of our future cash contractual obligations as of September 30, 2020 (in millions). Except to the extent set forth in the applicable accompanying footnotes, the table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$614	$2,609	$1,653	$4,142	$4,381	$15,545	$28,944
Interest obligations (b), (c)	191	1,156	1,057	985	885	1,513	5,787
Finance lease obligations	36	128	132	110	116	171	693
Aircraft and engine purchase commitments (d)	441	866	1,669	1,518	2,531	4,768	11,793
Operating lease commitments	539	1,974	1,828	1,651	1,270	4,710	11,972
Regional capacity purchase agreements (e)	228	1,192	1,555	1,570	1,582	4,743	10,870
Minimum pension obligations (f)	130	564	607	618	654	413	2,986
Retiree medical and other postretirement benefits	6	18	18	17	29	265	353
Other purchase obligations (g)	674	2,134	1,223	895	260	1,104	6,290
Total American Contractual Obligations	2,859	10,641	9,742	11,506	11,708	33,232	79,688

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	2	752	2	2	3,281	4,039
Interest obligations (b)	20	142	122	103	102	366	855
Operating lease commitments	3	14	13	10	7	20	67
Minimum pension obligations (f)	3	4	4	4	5	13	33
Total AAG Contractual Obligations	$2,885	$10,803	$10,633	$11,625	$11,824	$36,912	$84,682

(a)Amounts represent contractual amounts due. Excludes $337 million and $443 million of unamortized debt discount, premium and issuance costs as of September 30, 2020 for American and AAG Parent, respectively. For additional information, see Note 6 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at September 30, 2020.
(c)Includes $11.1 billion of future principal payments and $2.0 billion of future interest payments as of September 30, 2020, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(d)See "Aircraft and Engine Purchase Commitments" in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about the firm commitment aircraft delivery schedule, in particular the footnotes to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our current best estimate, including with respect to the delivery of Airbus A320 Family and Boeing 737 MAX aircraft; however, the actual delivery schedule may differ from the table above, potentially materially. Additionally, the amounts in the table exclude 20 787-8 aircraft to be delivered in 2020 and 2021 for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.

(e)Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially. Rental payments under operating leases for certain aircraft flown under these capacity purchase agreements are reflected in the operating lease commitments line above.
(f)Includes minimum pension contributions based on actuarially determined estimates as of December 31, 2019 and is based on estimated payments through 2029. Pursuant to the CARES Act passed in March 2020, minimum required pension contributions to be made in the calendar year 2020 can be deferred to January 1, 2021, with interest accruing from the original due date to the new payment date. We expect to defer our $133 million 2020 minimum required contributions to January 1, 2021, which we intend to pay or otherwise satisfy on or prior to December 31, 2020.
(g)Includes purchase commitments for aircraft fuel, construction projects, flight equipment maintenance and information technology support.
Capital Raising Activity and Other Possible Actions
In light of the cash needs imposed by the current operating losses due to reduced demand in response to COVID-19 as well as our significant financial commitments related to, among other things, new flight equipment, the servicing and amortization of existing debt and equipment leasing arrangements, and pension funding obligations, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising and liability management activity, which may include the entry into leasing transactions and future issuances of, and transactions designed to manage the timing and amount of, secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations (if any) and these sources, however, may not be sufficient to cover our cash obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks (in particular the ongoing global outbreak of COVID-19), natural disasters or other causes could reduce the demand for air travel, which would reduce the amount of cash generated by operations. See Part II, Item 1A. Risk Factors – "The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity" for additional discussion. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance or similar liquidity requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements. See Note 6 and Note 4 to AAG's and American's Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
In the past, we have from time to time refinanced, redeemed or repurchased our debt and taken other steps to reduce or otherwise manage the aggregate amount and cost of our debt, lease and other obligations or otherwise improve our balance sheet. Going forward, depending on market conditions, our cash position and other considerations, we may continue to take such actions.
Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2019 Form 10-K and Note 13 and Note 12 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.

Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2016-13: Measurement of Credit Losses on Financial Instruments
This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. We adopted this accounting standard prospectively as of January 1, 2020, and it did not have a material impact on our condensed consolidated financial statements.
ASU 2020-06: Accounting for Convertible Instruments and Contracts In An Entity's Own Equity
This ASU simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this ASU amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt this ASU using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. This ASU is applicable to our 6.50% convertible senior notes due 2025, and we are assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG's and American’s Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2019 Form 10-K except as updated below.
Aircraft Fuel
As of September 30, 2020, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Although spot prices for oil and jet fuel are presently very low by historical standards, we do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, the forward curve for the purchase of such products, or hedges related to such products, is very steep, any hedging would potentially require significant capital or collateral to be placed at risk, and our future fuel needs remain unclear due to uncertainties regarding air travel demand. Based on our 2020 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2020 annual fuel expense by $23 million.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our September 30, 2020 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $130 million and annual interest income on short-term investments would increase by approximately $80 million.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of September 30, 2020, we had $12.8 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of September 30, 2020 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
For the quarter ended September 30, 2020, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established a disputed claims reserve (the Disputed Claims Reserve) to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. We are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. In February 2020, 2.2 million shares of AAG common stock were distributed from the Disputed Claims Reserve. After giving effect to this distribution, as of September 30, 2020, the Disputed Claims Reserve held 4.8 million shares of AAG common stock.
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
The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our business, operations and financial condition to an unprecedented extent. Measures ranging from travel restrictions, “shelter in place” and quarantine orders, limitations on public gatherings to cancellation of public events and many others have resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material deterioration in demand, we have taken a number of aggressive actions to ameliorate our business, operations and financial condition. We have focused on reducing our capacity, making structural changes to our fleet, implementing cost reductions, preserving cash and improving our overall liquidity position. We have reduced our system-wide capacity and will continue to monitor conditions and to proactively evaluate and adjust our schedule to match demand. Additionally, we have determined to retire certain mainline aircraft earlier than planned, including Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft, which we expect will allow us to be more efficient by reducing the number of sub-fleets we operate, and we have also placed a number of Boeing 737-800 aircraft, into temporary storage. We have moved quickly to attempt to better align our costs with our reduced schedule and made other cost-saving initiatives (including reductions in maintenance expense, marketing expense, event and training expenses, airport facilities expense, salaries and benefits expense, and other volume-related expense reductions, including fuel). Nonetheless, we incurred significant negative operating cash flow in the first nine months of 2020, we continue to do so, and we expect to continue to do so until there is a significant recovery in demand for air travel. The duration and severity of the COVID-19 pandemic remain uncertain, and there can be no assurance that these actions will suffice to sustain our business and operations through this pandemic. We expect our results of operations for fiscal 2020 to be materially impacted.
We have taken and will take additional actions to improve our financial position, including measures to improve liquidity, such as obtaining financial assistance under the CARES Act. We received approximately $6.0 billion in financial assistance from Treasury through the Payroll Support Program under the CARES Act as of September 30, 2020. In connection with the financial assistance we have received under the Payroll Support Program, we are required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through September 30, 2020; the requirement that certain levels of commercial air service be maintained; provisions prohibiting the repurchase of AAG’s common stock and the payment of common stock dividends through September 30, 2021; and restrictions on the payment of certain executive compensation until March 24, 2022. Additionally, under the Payroll Support Program, we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. In addition, we received a secured loan from Treasury under the loan program pursuant to the CARES Act that is due in June 2025 and, as a result, the stock repurchase, dividend and executive compensation restrictions will remain in place through the date that is one year after such secured loan is fully repaid. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts.

We intend to pursue the issuance of additional unsecured and secured debt securities, equity securities and equity-linked securities and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. The measures we have taken to reduce our expenditures and to improve our liquidity, and any other strategic actions that we may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and we may not be permitted to take certain strategic actions that we believe are beneficial if such strategic actions are in contravention of the requirements under the CARES Act, which could result in a material adverse effect on our business, operating results and financial condition.
The full extent of the ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, many of which are outside our control, including the effectiveness of the mitigation strategies discussed above, the duration and spread of COVID-19, including any recurrence of the pandemic, and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, the impact on demand and capacity which could result from government mandates on air service including, for instance, requirements for passengers to wear face coverings while traveling or have their temperature checked or have administered COVID-19 tests and other checks prior to entering an airport or boarding an airplane, or which would limit the number of seats that can be occupied on an aircraft to allow for social distancing, if our employees are unable to work because they are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to additional governmental COVID-19 curfews or "shelter in place" health orders or similar restrictions, the impact of COVID-19 on the financial health and operations of our business partners and future governmental actions, all of which are highly uncertain and cannot be predicted. At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers' behavior, with such changes including but not limited to a permanent reduction in business travel as a result of increased usage of "virtual" and "teleconferencing" products and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business.
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
Our business plan contemplates continued significant investments related to modernizing our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of September 30, 2020, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2020-2024 would be approximately $8.0 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements, in particular given the severe decline in revenue we have experienced as a result of

COVID-19. If needed to meet our liquidity needs, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed and contemplated in response to the impact of COVID-19; our non-investment grade credit rating; market conditions; the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced as we continue to seek significant additional liquidity; and the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry in particular. Accordingly, we will need substantial financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If we are unable to arrange such financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft and engines or may seek to negotiate deferrals for such aircraft and engines with the applicable aircraft and engine manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
Our high level of debt and other obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and cause our business to be vulnerable to adverse economic and industry conditions.
We have significant amounts of indebtedness and other obligations, including pension obligations, obligations to make future payments on flight equipment and property leases related to airport and other facilities, and substantial non-cancelable obligations under aircraft and related spare engine purchase agreements. Moreover, currently a very significant portion of our assets are pledged to secure our indebtedness. Our substantial indebtedness and other obligations, which are generally greater than the indebtedness and other obligations of our competitors, could have important consequences. For example, they may:
•make it more difficult for us to satisfy our obligations under our indebtedness;
•limit our ability to obtain additional funding for working capital, capital expenditures, acquisitions, investments, integration costs and general corporate purposes, and adversely affect the terms on which such funding can be obtained;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;
•make us more vulnerable to economic downturns, industry conditions and catastrophic external events, particularly relative to competitors with lower relative levels of financial leverage;
•significantly constrain our ability to respond, or respond quickly, to unexpected disruptions in our own operations, the U.S. or global economies, or the businesses in which we operate, or to take advantage of opportunities that would improve our business, operations, or competitive position versus other airlines;
•limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions;
•contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities; and
•contain restrictive covenants that could, among other things:
◦limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends; and
◦if breached, result in an event of default under our indebtedness.
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on our business, we have obtained and currently anticipate that it will be necessary to continue to obtain a significant amount of additional financing in the near term from a variety of sources. Such financing may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. In particular, in connection with the financial assistance we have received through the Payroll Support Program, we are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits, which expired effective October 1, 2020; the requirement that certain levels of commercial air service be maintained; provisions prohibiting the repurchase of AAG common stock and the payment of common stock dividends through September 30, 2021; and restrictions on the payment of certain executive compensation until March 24, 2022. In addition, we have entered into the Treasury Loan Agreement and, as a result, the stock repurchase, dividend and executive compensation restrictions will remain in place through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid. Additionally, under the Payroll Support Program we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. Moreover, as a result of the recent financing activities we have undertaken in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on us as we continue to seek additional liquidity.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach an agreement with our lenders on any such amendments. As of September 30, 2020, we had $12.8 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Among other things, the CARES Act imposes significant restrictions on executive compensation, which will remain in place through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries which may present retention challenges in the case of executives presented with alternative, non-airline opportunities or with opportunities from airlines that are not subject to such restrictions because they never entered into such Treasury loans or have repaid their Treasury loans prior to us. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
The airline industry is intensely competitive and dynamic.
Our competitors include other major domestic airlines and foreign, regional and new entrant airlines, as well as joint ventures formed by some of these airlines, many of which have more financial or other resources and/or lower cost structures than ours, as well as other forms of transportation, including rail and private automobiles. In many of our markets, we compete with at least one low-cost carrier (including so-called ultra-low-cost carriers). Our revenues are sensitive to the actions of other carriers in many areas, including pricing, scheduling, capacity, fees (including cancellation, change and baggage fees), amenities, loyalty benefits and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses (such as the current one caused by the COVID-19 pandemic), as airlines under financial stress, or in bankruptcy, may institute pricing or fee structures intended to attract more customers to achieve near term survival at the expense of long-term viability.
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
American has established a transatlantic joint business agreement (JBA) with British Airways, Iberia and Finnair, a transpacific JBA with Japan Airlines and a JBA relating to Australia and New Zealand with Qantas Airways, each of which has been granted antitrust immunity. The transatlantic JBA relationship benefits from a grant of antitrust immunity from the Department of Transportation (DOT) and was reviewed by the European Commission (EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick (LGW) airports. The commitments accepted by the EC were binding for 10 years. In October 2018, in anticipation of the exit of the United Kingdom from the European Union (EU), commonly referred to as Brexit, and the expiry of the EC commitments in July 2020, the United Kingdom Competition and Markets Authority (CMA) opened an investigation into the transatlantic JBA. We continue to fully cooperate with the CMA and, in September 2020, the CMA adopted interim measures that effectively extend the EC commitments for an additional three years until March 2024 as a result of the uncertainty created by the COVID-19 pandemic. The CMA plans to complete its investigation before the interim measures expire. An application for antitrust immunity is also pending with the DOT to add Aer Lingus, which is owned by the parent company of British Airways and Iberia, to the transatlantic JBA. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those agreements.
Additionally, on July 16, 2020, we announced our intention to enter into a strategic relationship with JetBlue Airways Corp. This arrangement, once finalized, includes an alliance agreement with reciprocal codesharing on domestic and international routes from New York (JFK, LGA and EWR) and Boston, and will provide for reciprocal loyalty program benefits. The arrangement does not include JetBlue's future transatlantic flying. The implementation of the alliance agreement is subject to governmental review. No assurances can be given as to any benefits that we may derive from any of the foregoing arrangements or any other arrangements that may ultimately be implemented, or whether or not regulators will, or if granted continue to, approve or impose material conditions on our business activities.
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
Additionally, our AAdvantage loyalty program, which is an important element of our sales and marketing programs, faces significant and increasing competition from the loyalty programs offered by other travel companies, as well as from similar loyalty benefits offered by banks and other financial services companies. Competition among loyalty programs is intense regarding the rewards, fees, required usage, and other terms and conditions of these programs. In addition, we have used certain assets from our AAdvantage loyalty program as collateral for the secured loan under the Treasury Loan Agreement, which contains covenants that impose restrictions on certain amendments or changes to our AAdvantage loyalty program. These competitive factors and covenants (to the extent applicable) may affect our ability to attract and retain customers, increase usage of our loyalty program and maximize the revenue generated by our loyalty program.
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
Our business, results of operations and financial condition have been and will continue to be affected by many changing economic and other conditions beyond our control, including, among others:
•actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation, higher interest rates, wars, terrorist attacks and political instability;
•changes in consumer preferences, perceptions, spending patterns and demographic trends;
•changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations, and other factors;
•actual or potential disruptions to the United States National Airspace System (the ATC system);
•increases in costs of safety, security, and environmental measures;
•outbreaks of diseases that affect travel behavior; and
•weather and natural disasters, including increases in frequency, severity or duration of such disasters, and related costs caused by more severe weather due to climate change.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Although spot prices for oil and jet fuel are presently very low by historical standards, we do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, the forward curve for the purchase of such products, or hedges related to such products, is very steep, any hedging would potentially require significant capital or collateral to be placed at risk, and our future fuel needs remain unclear due to uncertainties regarding air travel demand. Accordingly, as of September 30, 2020, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices and, while the price of fuel has been at historically low levels during the COVID-19 pandemic, there is no assurance that it will remain so and any increase in fuel prices, coupled with the severe reduction in demand we are experiencing, during the COVID-19 pandemic will materially affect our business in an adverse manner. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
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
Moreover, the outbreak and spread of COVID-19 have adversely impacted consumer perceptions of the health and safety of travel, and in particular airline travel, and these negative perceptions could continue even after the pandemic subsides. Actual or perceived risk of infection on our flights has had, and may continue to have, a material adverse effect on the public's perception of us, which has harmed, and may continue to harm, our reputation and business. We have taken various measures to reassure our team members and the traveling public of the safety of air travel, including requirements that passengers wear face coverings, the provision of protective equipment for team members and enhanced cleaning procedures onboard aircraft and in airports. We expect that we will continue to incur COVID-19 related costs as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers. However, we cannot assure that these or any other actions we might take in response to COVID-19 will be sufficient to restore the confidence of consumers in the safety of air travel.
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
The results of our operations, demand for air travel, and the manner in which we conduct business each may be affected by changes in law and future actions taken by governmental agencies, including:
•changes in law that affect the services that can be offered by airlines in particular markets and at particular airports, or the types of fares offered or fees that can be charged to passengers;
•the granting and timing of certain governmental approvals (including antitrust or foreign government approvals) needed for codesharing alliances, joint businesses and other arrangements with other airlines;
•restrictions on competitive practices (for example, court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);
•the adoption of new passenger security standards or regulations that impact customer service standards;
•restrictions on airport operations, such as restrictions on the use of slots at airports or the auction or reallocation of slot rights currently held by us;
•the adoption of more restrictive locally-imposed noise restrictions; and
•restrictions on travel or special guidelines regarding aircraft occupancy or hygiene related to COVID-19.
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
Brexit occurred on January 31, 2020 under the terms of the agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the EU and the European Atomic Energy Community (the Withdrawal Agreement). There will now be a transition period during which the United Kingdom and the EU will seek to negotiate an agreement governing their future relationship, including in relation to air services. Under the Withdrawal Agreement, this transition period is scheduled to end on December 31, 2020, with a potential extension of up to two years, although the United Kingdom government previously passed legislation preventing any such extension of the transition period and the deadline to request such an extension has passed. We face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. During the transition period, our current air services may continue as we currently conduct them. However, Brexit will mandate further modification in the current regulatory regime, including in relation to commercial air service. The precise scope of traffic rights between the EU and the United Kingdom remains uncertain and therefore the continuation of our current services, and those of our partners, is not assured and could be subject to disruption. During the transition period, the United Kingdom and the EU will seek to implement a new air services agreement. We cannot predict the terms of any such successor air services agreement or whether changes in the relationship between the United Kingdom and the EU, including whether or not an agreement governing their future relationship is reached before the end of the transition period, could materially adversely affect our business, results of operations and financial condition. More generally, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations.
We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.
We operate a global business with significant operations outside of the U.S. Our current international activities and prospects have been and in the future could be adversely affected by government policies, reversals or delays in the opening of foreign markets, increased competition in international markets, the performance of our alliance, joint business and codeshare partners in a given market, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. In particular, the outbreak and global spread of COVID-19 have severely impacted the demand for international travel and have resulted in the imposition of significant governmental restrictions on commercial air service to or from certain regions. We have responded by suspending a significant portion of our international flights through the summer of 2021 and delaying the introduction of certain new international routes. We can provide no assurance as to when such restrictions will be eased or lifted, when demand for international travel will return to pre-pandemic levels, if at all, or whether certain international destinations we previously served will be economical in the future. Fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency.
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
Brexit occurred on January 31, 2020 under the terms of the Withdrawal Agreement. There will now be a transition period during which the United Kingdom and the EU will seek to negotiate an agreement governing their future relationship, including in relation to air services. Under the Withdrawal Agreement, this transition period is scheduled to end on December 31, 2020, with a potential extension of up to two years, although the United Kingdom government previously passed legislation preventing any such extension of the transition period and the deadline to request such an extension has passed. We face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. During the transition period, our current air services may continue as we currently conduct them. The precise scope of traffic rights between the EU and the United Kingdom remains uncertain and therefore the continuation of our current services, and those of our partners, is not assured and could be subject to disruption. During the transition period, the United Kingdom and the EU will seek to implement a new air services agreement. We cannot predict the terms of any such successor air services agreement or whether changes in the relationship between the United Kingdom and the EU, including whether or not an agreement governing their future relationship is reached before the end of the transition period, could materially adversely affect our business, results of operations and financial condition.
Moreover, Brexit could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, Brexit has created uncertainty as to the future trade relationship between the EU and the United Kingdom, including air traffic services. LHR is presently a very important element of our international network, however it may become less desirable as a destination or as a hub location after Brexit when compared to other airports in Europe. Brexit could also lead to legal and regulatory uncertainty such as the identity of the relevant regulators, new regulatory action and/or potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. For example, in October 2018, in anticipation of Brexit and the expiry of the EC commitments in July 2020, the CMA opened an investigation into the transatlantic JBA. We continue to fully cooperate with the CMA and, in September 2020, the CMA adopted interim measures that effectively extend the EC commitments for an additional three years until March 2024 as a result of the uncertainty created by the COVID-19 pandemic. The CMA plans to complete its investigation before the interim measures expire. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts, or other governmental or regulatory actions taken by the United Kingdom or the EU in connection with or subsequent to Brexit, cannot be predicted, including whether or not regulators will continue to approve or impose material conditions on our business activities. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
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
Efforts to transition to a low-carbon future have increased the focus by global, regional and national regulators on climate change and greenhouse gas (GHG) emissions, including carbon dioxide (CO2). In particular, the International Civil Aviation Organization is in the process of adopting rules, including those pertaining to the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), that will require American to limit the CO2 emissions of a significant majority of our international flights.

At this time, the costs of our obligations under CORSIA are uncertain and cannot be fully predicted. For example, we will not directly control our CORSIA compliance costs during the CORSIA Pilot and First Phases because such phases include a sharing mechanism for the growth in emissions for the global aviation sector. In addition, there is uncertainty with respect to the future supply, demand and price of sustainable or lower carbon aircraft fuel, carbon offset credits and technologies that could allow us to reduce our emissions of CO2. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset our costs of meeting obligations under CORSIA.
In the event that CORSIA does not come into force as expected, American and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that could affect global competitors differently without offering meaningful aviation environmental improvements. Concerns over climate change are likely to result in continued attempts by municipal, state, regional, and federal agencies to adopt requirements or change business environments related to aviation that, if successful, may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs, including new taxes, to regulate domestic GHG emissions. Finally, certain airports have adopted, and others could in the future adopt, GHG emission or climate-related goals that could impact our operations or require us to make changes or investments in our infrastructure.
All such climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to purchase specific types of equipment or technologies, purchase carbon offset credits, or otherwise incur additional costs related to our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.
Finally, the potential acute and chronic physical effects of climate change, such as increased frequency and severity of storms, floods, fires, sea-level rise, excessive heat, longer-term changes in weather patterns and other climate-related events, could affect our operations, infrastructure and financial results. Operational impacts, such as the canceling of flights, could result in loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to predict accurately the materiality of any potential losses or costs associated with the physical effects of climate change.
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
The success of our business depends on, among other things, effectively managing the number and types of aircraft we operate. If, for any reason, we are unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have negative impacts on our business, results of operations and financial condition. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to our schedule, thereby reducing revenues. If new aircraft orders are not filled on a timely basis, we could face higher financing and operating costs than planned. In addition, if the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency, safety and reliability, we could face higher financing and operating costs than planned and our business, results of operations and financial condition could be adversely impacted. For instance, in March 2019, the FAA grounded all Boeing 737 MAX aircraft, including the 24 aircraft in our fleet. For the duration of the Boeing 737 MAX grounding, we have been unable to take delivery of the Boeing 737 MAX aircraft we have on order from Boeing and have in some instances been required to extend the service lives of older, less efficient aircraft and delay service that we planned to offer. Further, deliveries of Boeing 737 MAX aircraft have remained suspended following the grounding, and Boeing is not currently manufacturing new 737 MAX aircraft. Depending on the ultimate duration of the grounding, various Boeing 737 MAX aircraft financings and financing commitments we previously obtained may be terminated and, as a result, we may be required to prepay such financings and obtain alternate financing and financing commitments for these aircraft. Such a need to obtain substitute financing could be material and any such substitute financing may not be available at all or may require that we agree to terms and conditions less favorable than the previously obtained financings and financing commitments. Further, once the grounding has been lifted, we will be subject to additional training requirements, and such additional training would further delay the aircraft’s return to service and impose restrictions on our ability to optimize our fleet. This and other operational requirements and uncertainties regarding the timing of the delivery of Boeing 737 MAX aircraft we have on order and how rapidly we will be able to take delivery of and integrate such Boeing 737 MAX aircraft into our fleet could potentially result in further significant constraints on our operating efficiency, capacity and growth plans. In addition, the timing of the 737 MAX’s recertification and return to service, and the resumption of deliveries, could be significantly impacted by the COVID-19 pandemic.

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
In addition, we have used certain of our branding and AAdvantage loyalty program intellectual property as collateral for various financings (including the Treasury Loan Agreement), which contain covenants that impose restrictions on the use of such intellectual property and, in the case of the Treasury Loan Agreement, on certain amendments or changes to our AAdvantage loyalty program. These covenants may have an adverse effect on our ability to use such intellectual property.
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
We currently have a higher than normal number of pilots eligible for retirement. Large numbers of pilots in the industry are approaching the FAA’s mandatory retirement age of 65. Our pilots and other employees are subject to rigorous certification standards, and our pilots and other crew members must adhere to flight time and rest requirements. Commencing in 2013, the minimum flight hour requirement to achieve a commercial pilot’s license in the United States increased from 250 to 1,500 hours, thereby significantly increasing the time and cost commitment required to become licensed to fly commercial aircraft. Additionally, the number of military pilots being trained by the U.S. armed forces and available as commercial pilots upon their retirement from military service has been decreasing. These and other factors have contributed to a shortage of qualified, entry-level pilots and increased compensation costs, particularly for our regional subsidiaries and our other regional partners who are being required by market conditions to pay significantly increased wages and large signing bonuses to their pilots in an attempt to achieve desired staffing levels. The foregoing factors have also led to increased competition from large, mainline carriers attempting to meet their hiring needs. We believe that this industry-wide pilot shortage is becoming an increasing problem for airlines in the United States. Our regional partners have recently been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions, increased costs of operations, financial difficulties and other adverse effects, and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business.
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
Our ability to use our NOL Carryforwards also will depend on the amount of taxable income generated in future periods. We presently do not have a valuation allowance on our net deferred tax assets. If our financial results continue to be adversely impacted by COVID-19, there can be no assurance that a valuation allowance on our net deferred tax assets will not be required in the future. Such valuation allowance could be material. Additionally, due to COVID-19 and other economic factors, the NOL Carryforwards may expire before we can generate sufficient taxable income to use them.
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
An important part of our strategy to expand our network has been to expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in one instance involving China Southern Airlines, by making a significant equity investment in another airline in connection with initiating such a commercial relationship. We may explore similar non-controlling investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies. In addition, as a result of the global spread of COVID-19, the industry has experienced a precipitous decline in demand for air travel both internationally and domestically, which is expected to continue into the foreseeable future and could materially disrupt the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the expansion of existing relationships. These events could have a material adverse effect on our business, results of operations and financial condition.
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
Future impairment of goodwill or other long-lived assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. There can be no assurance that a material impairment charge of goodwill or tangible or intangible assets will be avoided. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines, including as a result of significant or prolonged declines in demand for air travel and corresponding reductions to capacity. In the first nine months of 2020, we recorded an $1.5 billion impairment charge associated with our decision to retire certain mainline aircraft, principally Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft, earlier than previously planned as a result of the decline in demand for air travel due to COVID-19. We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our flight schedules and business. Such impairment charges could have a material adverse effect on our business, results of operations and financial condition.
The price of AAG common stock has been and may in the future be volatile.
The market price of AAG common stock has fluctuated in the past, and may fluctuate substantially in the future, due to a variety of factors, many of which are beyond our control, including:
•the effects of the COVID-19 pandemic on our business or the U.S. and global economies;
•macro-economic conditions, including the price of fuel;
•changes in market values of airline companies as well as general market conditions;
•our operating and financial results failing to meet the expectations of securities analysts or investors;
•changes in financial estimates or recommendations by securities analysts;
•changes in our level of outstanding indebtedness and other obligations;
•changes in our credit ratings;
•material announcements by us or our competitors;
•expectations regarding our capital deployment program, including any existing or potential future share repurchase programs and any future dividend payments that may be declared by our Board of Directors, or any determination to cease repurchasing stock or paying dividends (which we have suspended for an indefinite period in accordance with the applicable requirements under the CARES Act);
•new regulatory pronouncements and changes in regulatory guidelines;
•general and industry-specific economic conditions;
•changes in our key personnel;

•public or private sales of a substantial number of shares of AAG common stock or issuances of AAG common stock upon the exercise or conversion of restricted stock unit awards, stock appreciation rights, or other securities that may be issued from time to time, including warrants we have or will issue in connection with our receipt of funds under the CARES Act;
•increases or decreases in reported holdings by insiders or other significant stockholders; and
•fluctuations in trading volume.
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
Since July 2014, as part of our capital deployment program, our Board of Directors had approved seven share repurchase programs aggregating $13.0 billion of authority. As of September 30, 2020, there was $420 million of remaining authority to repurchase shares under our current $2.0 billion share repurchase program. In connection with our receipt of payroll support under the CARES Act, we agreed not to repurchase shares of AAG common stock through September 30, 2021. In addition, we have entered into the Treasury Loan Agreement and, as a result, we are prohibited from repurchasing shares of AAG common stock through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid. If we determine to make any share repurchases in the future, such repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended again at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements, such as the requirements of the CARES Act and other relevant factors. Our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
Our Board of Directors commenced declaring quarterly cash dividends in July 2014 as part of our capital deployment program. In connection with our receipt of payroll support under the CARES Act, we agreed not to pay dividends on AAG common stock through September 30, 2021. In addition, we have entered into the Treasury Loan Agreement, and as a result, we are prohibited from paying dividends on AAG common stock through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid. If we determine to make any dividends in the future, such dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued again at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
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
Certain provisions of our Certificate of Incorporation and Bylaws, as currently in effect, may have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in our best interest and the best interest of our stockholders. These provisions include, among other things, the following:
•advance notice procedures for stockholder proposals to be considered at stockholders’ meetings;
•the ability of our Board of Directors to fill vacancies on the board;
•a prohibition against stockholders taking action by written consent;
•stockholders are restricted from calling a special meeting unless they hold at least 20% of our outstanding shares and follow the procedures provided for in the amended Bylaws;
•a requirement that holders of at least 80% of the voting power of the shares entitled to vote in the election of directors approve any amendment of our Bylaws submitted to stockholders for approval; and
•super-majority voting requirements to modify or amend specified provisions of our Certificate of Incorporation.
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
We may conduct future offerings of common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations, to fund acquisitions, or for any other purposes at any time and from time to time (including as compensation to the U.S. Government for the proceeds received pursuant to the Payroll Support Program and the loan under the CARES Act). If these additional shares or securities are sold, or if it is perceived that they will be sold, into the public market or otherwise, the price of our common stock and Convertible Notes could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock and Convertible Notes could decline substantially.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 30, 2020, as partial compensation to the U.S. Government for an additional installment of $168 million of financial assistance under the Payroll Support Program, we issued a PSP Warrant to purchase up to 0.4 million PSP

Warrant Shares. The exercise price of the PSP Warrant Shares is $12.51 per share, subject to certain anti-dilution provisions provided for in the PSP Warrant.
The PSP Warrant does not have any voting rights and is freely transferrable, with registration rights. The PSP Warrant expires on September 30, 2025. The PSP Warrant will be exercisable either through net share settlement or cash, at our option.
The PSP Warrant was issued pursuant to an exemption from registration provided for under Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. Any issuance of the PSP Warrant Shares upon exercise of the PSP Warrant will be exempt as an exchange by the Company exclusively with its security holders eligible for exemption under Section 3(a)(9) of the Securities Act.
The PSP Warrant was issued solely as compensation to the U.S. Government related to our receipt of financial assistance under the Payroll Support Program. No separate proceeds were received upon issuance of the PSP Warrant or will be received upon exercise thereof.
ITEM 5. OTHER INFORMATION
(a) On July 15, 2020, we filed a Form 8-K (the July Form 8-K) disclosing that American had started an involuntary furlough process by issuing Worker Adjustment and Retraining Notification Act notices to certain of its team members. On August 25, 2020, we filed a Form 8-K (the August Form 8-K) disclosing additional details regarding the planned workforce reduction. At the respective times of the filings of the July Form 8-K and August Form 8-K, we were unable to make a good faith determination of an estimate or range of estimates required by paragraphs (b), (c) and (d) of Item 2.05 of Form 8-K with respect to such workforce reduction actions.
In connection with the preparation of the financial statements for the third quarter of 2020 as contained in this Form 10-Q, American recorded a charge of approximately $115 million consisting principally of severance and medical costs for these furloughed team members. We are providing this disclosure in lieu of amendments to the July Form 8-K and August Form 8-K solely to provide the information required by paragraphs (b), (c) and (d) of Item 2.05 of Form 8-K. Except as set forth herein, the disclosures in the July Form 8-K and August Form 8-K remain unchanged.
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

4.1
Indenture (IP Notes), dated as of September 25, 2020, by and among American Airlines, Inc., American Airlines Group Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee.#

4.2	Form of 10.75%/12.00% PIK Senior Secured IP Notes due 2026 (included as Exhibit A to Exhibit 4.1).
4.3
Indenture (LGA/DCA Notes), dated as of September 25, 2020, by and among American Airlines, Inc., American Airlines Group Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee.#

4.4	Form of 10.75%/12.00% PIK Senior Secured Notes due 2026 (included as Exhibit A to Exhibit 4.3).
4.5	Warrant Agreement, dated as of September 25, 2020, between American Airlines Group Inc. and the United States Department of the Treasury.
4.6	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.5).
10.1
Loan and Guarantee Agreement, dated as of September 25, 2020, among American Airlines, Inc., American Airlines Group Inc., the other guarantors party thereto from time to time, the United States Department of the Treasury and the Bank of New York Mellon, as administrative and collateral agent.*

10.2
Amendment No. 13, dated as of July 13, 2020, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise.*

10.3	Letter Agreement, dated as of September 4, 2020, to the Purchase Agreement No. 03735 between American Airlines, Inc. and The Boeing Company, dated as of February 1, 2013.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).
* Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
# Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, certain exhibits and schedules to this agreement have been omitted. Such exhibits and schedules are described in the referenced agreement. AAG and American hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: October 22, 2020	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: October 22, 2020	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)