Form 10-K
period 2020-12-31
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2021-02-17
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

American Airlines Group Inc.	Yes	☒	No	☐
American Airlines, Inc.	Yes	☒	No	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

American Airlines Group Inc.	Yes	☐	No	☒
American Airlines, Inc.	Yes	☐	No	☒
As of February 12, 2021, there were 639,675,800 shares of American Airlines Group Inc. common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, was approximately $6.6 billion.
As of February 12, 2021, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.
OMISSION OF CERTAIN INFORMATION
American Airlines Group Inc. and American Airlines, Inc. meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and have therefore omitted the information otherwise called for by Items 10-13 of Form 10-K as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement related to American Airlines Group Inc.’s 2021 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of American Airlines Group Inc.’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-K
Year Ended December 31, 2020

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
Glossary of Terms
For the convenience of the reader, the definitions of certain industry and other terms used in this report have been consolidated into a glossary beginning on page 20.
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

Summary Risk Factors
Our business is subject to a number of risks and uncertainties that may affect our business, results of operations and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. These risks are more fully described in Part I, Item 1A. Risk Factors These risks include, among others, the following:
Risks Related to our Business
•The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has and will continue to adversely impact our business, operating results, financial condition and liquidity.
•Downturns in economic conditions and related depressed demand for air travel could adversely affect our business.
•We will need to obtain sufficient financing or other capital to operate successfully.
•Our high level of debt and other obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and cause our business to be vulnerable to adverse economic and industry conditions.
•We have significant pension and other postretirement benefit funding obligations, which may adversely affect our liquidity, results of operations and financial condition.
•The loss of key personnel upon whom we depend to operate our business or the inability to attract and develop additional qualified personnel could adversely affect our business.
•Our business has been and will continue to be affected by many changing economic and other conditions beyond our control, including global events that affect travel behavior, and our results of operations could be volatile and fluctuate due to seasonality.
•Union disputes, employee strikes and other labor-related disruptions, or our inability to otherwise maintain labor costs at competitive levels may adversely affect our operations and financial performance.
•If we encounter problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
•Any negative publicity stemming from any public incident involving our company, our people, our brand or any of our regional, codeshare or joint business operators or any damage to our reputation or brand image could adversely affect our business or financial results.
•Our intellectual property rights, particularly our branding rights, are valuable, and any inability to protect them may adversely affect our business and financial results.
•Our ability to utilize our NOL Carryforwards may be limited.
•We have a significant amount of goodwill, which is assessed for impairment at least annually. In addition, we may never realize the full value of our intangible assets or long-lived assets, causing us to record material impairment charges.

Risks Related to the Airline Industry
•The airline industry is intensely competitive and dynamic.
•The commercial relationships that we have with other airlines, including any related equity investment, may not produce the returns or results we expect.
•Our business is very dependent on the price and availability of aircraft fuel and continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity.
•Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
•We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.
•We may be adversely affected by conflicts overseas or terrorist attacks; the travel industry continues to face ongoing security concerns.
•We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure.
•We depend on a limited number of suppliers for aircraft, aircraft engines and parts.
•Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected, may adversely impact our business, results of operations and financial condition.

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
Airline Operations
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, our primary business activity is the operation of a major network air carrier, providing scheduled air transportation for passengers and cargo through our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. and partner gateways, including in London, Madrid, Seattle/Tacoma, Sydney and Tokyo (among others).
Approximately 95 million passengers boarded our flights in 2020, a decrease from approximately 215 million passengers in 2019. During 2020, we experienced an unprecedented decline in the demand for air travel due to the impact of coronavirus (COVID-19). COVID-19 has been declared a global health pandemic by the World Health Organization and has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, testing regimes, closing of borders, “stay at home” orders and business closures. While the length and severity of the reduction in demand due to the COVID-19 pandemic is uncertain, our business, operations and financial condition in 2020 was severely impacted.
As of December 31, 2020, we operated 855 mainline aircraft supported by our regional airline subsidiaries and third-party regional carriers, which operated an additional 544 regional aircraft. See Part I, Item 2. Properties for further discussion on our mainline and regional aircraft and “Regional” below for further discussion on our regional operations.
American is a founding member of the oneworld® Alliance, which brings together a global network of 13 world-class member airlines and their affiliates, working together to provide a superior and seamless travel experience. See below for further discussion on the oneworld Alliance and other agreements with domestic and international airlines.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –“2020 Financial Overview,” “AAG’s Results of Operations” and “American’s Results of Operations” for further discussion of AAG’s and American’s operating results and operating performance. Also, see Note 14 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 12 to American’s Consolidated Financial Statements in Part II, Item 8B for information regarding operating segments and see Note 1(l) to each of AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, for passenger revenue by geographic region.
Regional
Our regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include our wholly-owned regional carriers Envoy, PSA and Piedmont, as well as third-party regional carriers including Republic Airways Inc. (Republic), SkyWest Airlines, Inc. (SkyWest), and Mesa Airlines, Inc. (Mesa). In addition, Compass Airlines, LLC operated regional jet aircraft for us during 2020; however, this arrangement ended in April 2020. Our regional carriers are an integral component of our operating network. We rely heavily on regional carriers to drive feeder traffic to our hubs from low-density markets that are not economical for us to serve with larger, mainline aircraft. In addition, regional carriers offer complementary service in many of our mainline markets. All American Eagle carriers use logos, service marks, aircraft paint schemes and uniforms similar to those of our mainline operations. In 2020, approximately 30 million passengers boarded our regional carriers’ planes, approximately 48% of whom connected to or from our mainline flights, a decrease from approximately 59 million passengers in 2019, due to the effects of the COVID-19 pandemic.

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
Cargo
Our cargo division provides a wide range of freight and mail services, with facilities and interline connections available across the globe. In 2020, we expanded our cargo service and launched our first cargo-only flights since 1984 to transport critical goods, including the COVID-19 vaccine, between the U.S. and Europe, Asia and Latin America. We operated more than 5,200 cargo-only flights serving 41 destinations. These cargo-only flights have helped our customers move more than 167 million pounds of critical goods around the world amidst the COVID-19 pandemic.
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
In general, beyond nonstop city pairs, carriers that have the greatest ability to seamlessly connect passengers to and from markets have a competitive advantage. In some cases, however, foreign governments limit U.S. air carriers’ rights to transport passengers beyond designated gateway cities in foreign countries. In order to improve access to domestic and foreign markets, we have arrangements with other airlines including through the oneworld Alliance, other cooperation agreements, joint business agreements, and marketing relationships, as further discussed below.
Member of oneworld Alliance
American is a founding member of the oneworld Alliance, which currently includes British Airways, Cathay Pacific, Finnair, Iberia, Japan Airlines, Malaysia Airlines, Qantas Airways (Qantas), Qatar Airways, Royal Air Maroc, Royal Jordanian, S7 Airlines and SriLankan Airlines. Fiji Airways is a oneworld connect partner and Alaska Airlines is a oneworld member elect, expected to join the oneworld Alliance in 2021. The oneworld Alliance links the networks of member carriers and their respective affiliates to enhance customer service and provide smooth connections to the destinations served by the alliance, including linking the carriers’ loyalty programs and providing access to the carriers’ airport lounge facilities.
Cooperation and Joint Business Agreements
American has established a transatlantic joint business with British Airways, Aer Lingus, Iberia and Finnair, a transpacific joint business with Japan Airlines and a joint business relating to Australia and New Zealand with Qantas, each of which has been granted antitrust immunity. Joint business agreements enable the carriers involved to cooperate on flights between particular destinations and allow pooling and sharing of certain revenues and costs, enhanced loyalty program reciprocity and cooperation in other areas. American and its joint business partners received regulatory approval to enter into these cooperation agreements. Joint business agreements have become a common approach among major carriers to address key regulatory restrictions typically applicable to international airline service, including limitations on the foreign ownership of airlines and national laws prohibiting foreign airlines from carrying passengers beyond specific gateway cities. Our competitors, including Delta Air Lines and United Airlines, are party to similar arrangements.
The business relationship under the transatlantic joint business benefits from a grant of antitrust immunity from the U.S. Department of Transportation (DOT) and was reviewed by the European Commission (EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick (LGW) airports. The commitments accepted by the EC were binding for 10 years. In October 2018, in anticipation of the exit of the United Kingdom from the European Union (EU), commonly referred to as Brexit, and the expiry of the EC commitments in July 2020, the United Kingdom Competition and Markets Authority (CMA) opened an investigation into the transatlantic joint business. We continue to fully cooperate with the CMA and, in September 2020, the CMA adopted interim measures that effectively extend the EC commitments for an additional three years until March 2024 in light of the uncertainty created by the COVID-19 pandemic. The CMA plans to complete its investigation before the interim measures expire. In December 2020, the DOT issued its final approval for the inclusion of Aer Lingus, which is owned by the parent company of British Airways and Iberia, into the transatlantic joint business and granted antitrust immunity.
Marketing Relationships
To improve access to each other’s markets, various U.S. and foreign air carriers, including American, have established marketing agreements with other airlines. These marketing agreements generally provide enhanced customer choice by means of an expanded network with reciprocal loyalty program participation and joint sales cooperation. As of December 31, 2020, American had codeshare and/or loyalty program relationships with Aer Lingus, Air Tahiti Nui, Alaska Airlines, British Airways, Cape Air, Cathay Pacific, China Southern Airlines Company Limited (China Southern Airlines), EL AL Israel Airlines, Etihad Airways, Fiji Airways, Finnair, GOL, Gulf Air, Hawaiian Airlines, Iberia, Interjet Airlines, Japan Airlines, Jetstar Airways, Jetstar Japan, JetBlue Airways Corporation (JetBlue), Korean Air Lines, Malaysia Airlines, Qantas, Qatar Airways, Royal Air Maroc, Royal Jordanian, S7 Airlines, Seaborne Airlines, SriLankan Airlines and Vueling Airlines.
In 2020, we entered into an expanded marketing relationship with Alaska Airlines. This arrangement, once implemented, will expand our existing codeshare relationship, including codeshare on certain of our international routes from Seattle-Tacoma International Airport (SEA) and Los Angeles International Airport (LAX), and will provide for reciprocal loyalty program benefits and shared lounge access. Pursuant to federal law, American and Alaska Airlines submitted this proposed arrangement to the DOT for review. After the DOT allowed the review period to expire with no further actions, American and Alaska Airlines commenced implementation of this arrangement.
Also, in 2020, we announced our intention to enter into a marketing relationship with JetBlue. This arrangement, once implemented, will include an alliance agreement with reciprocal codesharing on domestic and international routes from New York (John F. Kennedy International Airport (JFK), La Guardia Airport (LGA), and Newark Liberty International Airport (EWR)) and Boston Logan International Airport (BOS), and will provide for reciprocal loyalty program benefits. The arrangement does not include JetBlue’s future transatlantic flying. Pursuant to federal law, American and JetBlue submitted this proposed alliance arrangement to the DOT for review. After American, JetBlue and the DOT agreed to a series of commitments, the DOT terminated its review of the proposed alliance. The commitments include growth commitments to ensure capacity expansion, slot divestitures at JFK and at Ronald Reagan Washington National Airport (DCA) near Washington, D.C. and antitrust compliance measures. Beyond this agreement with the DOT, American and JetBlue will also be refraining from certain kinds of coordination on certain city pair markets. In addition to the DOT review, the U.S. Department of Justice (DOJ) and the New York Attorney General, the Massachusetts Attorney General, and the Attorneys General of certain other state and local jurisdictions are investigating this proposed alliance, which remains ongoing. American and JetBlue intend to cooperate with those investigations, but are proceeding with plans to implement this alliance.
Loyalty Program
Our loyalty program, AAdvantage®, was established to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage was named Best Elite Program in the Americas for the ninth consecutive year at the 2020 Freddie Awards, which are annual awards that recognize the world’s most outstanding frequent travel programs. AAdvantage members earn mileage credits by flying on American, any oneworld Alliance airline or other partner airlines. For every dollar spent by flying on American, members earn five mileage credits, but Gold, Platinum, Platinum Pro and Executive Platinum elite status holders earn additional bonus mileage credits of 40%, 60%, 80% and 120%, respectively. Members also earn mileage credits by using the services of over 1,000 program participants, such as the Citi and Barclaycard US co-branded credit cards, and certain hotels and car rental companies.
All travel on eligible tickets counts toward qualification for elite status in the AAdvantage program. Mileage credits can be redeemed for free or upgraded travel on American and participating airlines, membership to our Admirals Club® or for other non-flight awards from our program participants. Most travel awards are subject to capacity-controlled seating. A member’s mileage credit generally does not expire as long as that member has any type of qualifying activity at least once every 18 months. In response to the COVID-19 pandemic, we suspended the expiration of mileage credits through June 30, 2021 and eliminated mileage reinstatement fees for canceled award tickets. Elite members can enjoy additional benefits of the AAdvantage program, including complimentary upgrades, checked bags, and Preferred and Main Cabin Extra seats, as well as priority check-in, security, boarding and baggage delivery. We also made it easier for top-tier customers to earn AAdvantage elite status in 2020 and 2021 and extended 2020 AAdvantage status into early 2022 for all members.
Under our agreements with AAdvantage members and program partners, we reserve the right to change the terms of the AAdvantage program at any time and without notice, and may end the program with six months’ notice. Program rules, partners, special offers, awards and requisite mileage levels for awards are subject to change.
During 2020, our members redeemed approximately 7 million awards, including travel redemptions for flights and upgrades on American and other air carriers, as well as redemption of car and hotel awards, club memberships and merchandise. Approximately 6% of our 2020 total revenue passenger miles flown were from award travel.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies and Estimates” for more information on our loyalty program.
Industry Competition
Domestic
The markets in which we operate are highly competitive. On most of our domestic nonstop routes, we face competing service from other domestic airlines, including major network airlines, low-cost carriers and ultra-low-cost carriers such as Alaska Airlines, Allegiant Air, Delta Air Lines, Frontier Airlines, Hawaiian Airlines, JetBlue, Southwest Airlines, Spirit Airlines and United Airlines. Between cities that require a connection, where the major airlines compete via their respective hubs, competition is significant. In addition, we face competition on some of our connecting routes from airlines operating point-to-point service on such routes. We also compete with all-cargo and charter airlines and, particularly on shorter segments, ground and rail transportation.
On all of our routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, targeted promotions and loyalty program initiatives. Airlines typically use discounted fares and other promotions to stimulate traffic during normally weak travel periods, when they begin service to new cities, when they have excess capacity, to generate cash flow, to maximize revenue per available seat mile or to establish, increase or preserve market share. Most airlines will quickly match price reductions in a particular market, and we have often elected to match discounted or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. In addition, so-called ultra-low-cost carriers, such as Allegiant Air, Frontier Airlines and Spirit Airlines, compete in many of the markets in which we operate, competition from these carriers is increasing and several new entrants have announced their intention to start up new ultra-low-cost carriers.
In addition to price competition, airlines compete for market share by increasing the size of their route system and the number of markets they serve. The American Eagle regional carriers increase the number of markets we serve by flying to smaller markets and providing connections at our hubs. Many of our competitors also own or have agreements with regional airlines that provide similar services at their hubs and other locations. We also compete on the basis of scheduling (frequency and flight times), availability of nonstop flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, loyalty programs, the automation of travel agent reservation systems, onboard products, health and safety and other services.
International
In addition to our extensive domestic service, we provide international service to Canada, Mexico, the Caribbean, Central and South America, Asia, Europe, Australia and New Zealand. In providing international air transportation, we compete with other U.S. airlines, foreign investor-owned airlines and foreign state-owned or state-affiliated airlines. Before the COVID-19 pandemic, competition had been increasing from foreign state-owned and state-affiliated airlines in the Gulf region. These carriers have large numbers of international widebody aircraft in service and on order and had been increasing service to the U.S. from locations both in and outside the Middle East. Service to and from locations outside of the Middle East was provided by some of these carriers under so-called “fifth freedom” rights permitted under international treaties which allow service to and from stopover points between an airline’s home country and the ultimate destination. Such flights, such as a stopover in Europe on flights to the United States, allow the carrier to sell tickets for travel between the stopover point and the United States in competition with service provided by us. We believe these state-owned and state-affiliated carriers in the Gulf region, including their affiliated carriers, benefit from significant government subsidies, which have allowed them to grow quickly, reinvest in their product and expand their global presence. We expect this to continue after the COVID-19 pandemic subsides. Competition had also been increasing from low-cost airlines executing international long-haul expansion strategies, a trend we also expect to continue after the COVID-19 pandemic subsides and the delivery of planned, long-range narrowbody aircraft commences.
In order to increase our ability to compete for international air transportation service, which is subject to extensive government regulation, U.S. and foreign carriers have entered into bilateral and multilateral marketing relationships, alliances, cooperation agreements and joint business agreements to exchange traffic among each other’s flights and route networks. See “Distribution and Marketing Agreements” above for further discussion.
Our People
The airline business is labor intensive, and our team members are our most important asset. The operational complexity of our business requires a diverse team of personnel trained and experienced in a variety of technical areas such as flight operations, ground operations, safety and maintenance, customer service, and airline scheduling and planning. We believe that if we create an environment where our team members feel supported, they will take care of our customers and thereby support the success of our business. To do this, we must continue to build a diverse and inclusive environment, helping all team members reach their full potential and providing them with the right resources and support.
Talent Development
We give our team members the tools, training and resources they need to do their best work and stay true to our purpose – caring for people on life’s journey. We have a suite of programs aimed at helping our people develop the skills and experience to succeed in their roles and build rewarding, long-term careers within our company. Additionally, we’ve partnered with leading online learning platforms to make professional development available on-demand to all our team members.
Diversity, Equity and Inclusion
Cultivating an environment that celebrates diversity, equity and inclusion (DEI) is a top priority for us, and we seek to create a workplace where diverse perspectives and experiences are welcomed and encouraged, where team members feel comfortable to be their authentic selves and where we are always learning from one another. In 2020, we:
•established the role of Chief Inclusion and Diversity Officer and created the DEI office within our talent function so that hiring and development is viewed through the lens of equity and inclusion;
•formed a team member experience organization to listen to the concerns of team members;
•launched an Executive Sponsorship Program whereby a group of 15 Black leaders have been paired with an executive leader for a year-long mentorship program; this program will be scaled to an expanded audience starting in late 2021;
•created an implicit bias training program delivered to approximately 105,000 team members;
•launched an external community council composed of executives and a cross-section of Black community leaders to provide feedback on our company initiatives; and
•formed a specialized customer relations team to listen to, resolve and learn from customer complaints of discrimination.
Our DEI goals include:
•diversifying our leadership team by establishing specific objectives and laying out a plan to achieve them, including by enhancing our recruiting, development and mentoring programs;
•providing additional learning opportunities beyond implicit bias to generate further education and awareness of diversity and inclusion matters; and
•pledging to assist Black youth in developing job skills and expanding access to well-paying careers as part of our overall strategy to increase opportunities in our hub cities and Tulsa, Oklahoma, where our largest maintenance facility is based.

Competitive Pay and Comprehensive Benefits
We offer competitive pay and comprehensive benefits that support the physical, emotional and financial well-being of our team members. We’re committed to providing medical coverage that is both affordable and flexible along with health care navigation and support tools. Additionally, we launched a well-being program in 2020 to help team members and their families make lasting changes in four key areas: physical, emotional, financial and work.
Our internal recognition programs give team members and customers the opportunity to show their appreciation for a job well done. In 2019, our team members were recognized by customers, peers and company leaders more than 2.5 million times. Last year, we launched a new Nonstop Thanks program whereby team members award each other points for a job well done or as an expression of gratitude. Those points can be redeemed for items in an online catalog. Every quarter, hundreds of team members are nominated for the Chairman’s Award, the highest honor that we bestow upon our team members.
Effects of the COVID-19 Pandemic
The COVID-19 pandemic has resulted in a severe decline in demand for our services. In 2020, we moved quickly to better align our costs with our reduced schedule. In addition to other cost reduction measures discussed below, we suspended all non-essential hiring, paused non-contractual pay rate increases, reduced executive and board of director compensation, implemented voluntary leave and early retirement programs and decreased our management and support staff team, including officers, by approximately 30%. In total, more than 20,000 team members opted for an early retirement or long-term partially paid leave.
Pursuant to the payroll support program (PSP1) established under the Coronavirus Aid, Relief, and Economic Security Act, as amended (the CARES Act), the U.S. Department of the Treasury (Treasury) provided us with an aggregate of $6.0 billion of financial assistance in 2020. These funds were used to fund eligible salaries, wages and benefits of our team members. Due to the effects of the COVID-19 pandemic, we involuntarily furloughed certain team members starting October 1, 2020.
Pursuant to the payroll support program (PSP2) established under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law), Treasury is to provide us financial assistance to be paid in installments expected to total at least $3.0 billion in the aggregate, of which $1.5 billion was received on January 15, 2021. Using these funds, we recalled the involuntarily furloughed team members covered by PSP2 and provided them with back pay to December 1, 2020. PSP2 includes restrictions on involuntary furloughs and reductions in employee pay rates and benefits through March 31, 2021.
On February 5, 2021, we informed approximately 13,000 U.S.-based team members of the possibility of a workforce reduction at their work location. We expect that any workforce reductions will take effect on or after April 1, 2021. In connection with this notification, we announced the reopening of the voluntary early out and long-term leave of absence programs for team members of certain represented workgroups. Eligible team members must opt in by February 26, 2021 for the early out program and March 12, 2021 for the voluntary leave program.
Our future success depends in large part on our ability to attract, develop and retain highly qualified management, technical and other personnel. For more discussion, see Part I, Item 1A. Risk Factors – “The loss of key personnel upon whom we depend to operate our business or the inability to attract and develop additional qualified personnel could adversely affect our business.”
Labor Relations
In 2020, salaries, wages and benefits were our largest expense and represented 45% of our total operating expenses. As of December 31, 2020, we had approximately 102,700 active full-time equivalent employees, approximately 84% of whom were represented by various labor unions responsible for negotiating the collective bargaining agreements (CBAs) governing their compensation and job duties, among other things.

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
The following table shows our domestic airline employee groups that are represented by unions:

Union	Class or Craft	Employees (1)	Contract Amendable Date
Mainline:
Allied Pilots Association (APA)	Pilots	13,400	2020
Association of Professional Flight Attendants (APFA)	Flight Attendants	24,550	2019
Airline Customer Service Employee Association – Communications Workers of America and International Brotherhood of Teamsters (CWA-IBT)	Passenger Service	13,500	2020
Transport Workers Union and International Association of Machinists & Aerospace Workers (TWU-IAM Association)	Mechanics and Related	12,300	2025
TWU-IAM Association	Fleet Service	16,600	2025
TWU-IAM Association	Stock Clerks	1,750	2025
TWU-IAM Association	Flight Simulator Engineers	140	2021
TWU-IAM Association	Maintenance Control Technicians	190	2025
TWU-IAM Association	Maintenance Training Instructors	50	2025
Professional Airline Flight Control Association (PAFCA)	Dispatchers	470	2021
Transport Workers Union (TWU)	Flight Crew Training Instructors	350	2021
Envoy:
Air Line Pilots Associations (ALPA)	Pilots	2,150	2024
Association of Flight Attendants-CWA (AFA)	Flight Attendants	1,500	2020
TWU	Ground School Instructors	10	2023
TWU	Mechanics and Related	1,400	2020
TWU	Stock Clerks	140	2020
TWU	Fleet Service	3,800	2019
TWU	Dispatchers	70	2025
Communications Workers of America (CWA)	Passenger Service	4,850	2026

Union	Class or Craft	Employees (1)	Contract Amendable Date
Piedmont:
ALPA	Pilots	550	2024
AFA	Flight Attendants	350	2019
International Brotherhood of Teamsters (IBT)	Mechanics and Related	450	2021
IBT	Stock Clerks	60	2021
CWA	Fleet and Passenger Service	5,950	2023
IBT	Dispatchers	30	2019
ALPA	Flight Crew Training Instructors	30	2024
PSA:
ALPA	Pilots	1,750	2023
AFA	Flight Attendants	1,150	2023
International Association of Machinists & Aerospace Workers (IAM)	Mechanics and Related	800	2022
TWU	Dispatchers	60	2022

(1)Represents approximate number of active employees as well as employees who opted for a voluntary partially paid leave as a result of the COVID-19 pandemic as of December 31, 2020.
Joint collective bargaining agreements (JCBAs) have been reached with post-Merger employee groups, including a new five-year JCBA ratified on March 26, 2020 by the TWU-IAM Association, which represents the mechanics and related, fleet service, stock clerks, maintenance control technicians and maintenance training instructors. Additionally, the post-Merger JCBAs covering our pilots and flight attendants are now amendable. JCBAs covering passenger service employees and dispatchers are also amendable.
Among our wholly-owned regional subsidiaries, the Envoy flight attendants, Envoy mechanics and related, Envoy stock clerks, Envoy fleet service clerks, Piedmont flight attendants and Piedmont dispatchers have agreements that are now amendable and are engaged in traditional RLA negotiations.
For more discussion, see Part I, Item 1A. Risk Factors – “Union disputes, employee strikes and other labor-related disruptions, or our inability to otherwise maintain labor costs at competitive levels may adversely affect our operations and financial performance.”
Aircraft Fuel
Our operations and financial results are materially affected by the availability and price of aircraft fuel, which represents one of the largest single cost items in our business. Based on our 2021 forecasted mainline and regional fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2021 annual fuel expense by $38 million.
The following table shows annual aircraft fuel consumption and costs, including taxes, for our mainline and regional operations for 2020 and 2019 (gallons and aircraft fuel expense in millions).

Year	Gallons	Average Price per Gallon	Aircraft Fuel Expense	Percent of Total Operating Expenses
2020	2,297	$1.48	$3,402	12.3%
2019	4,537	2.07	9,395	22.0%
As of December 31, 2020, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. We do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, our future fuel needs remain unclear due to uncertainties regarding air travel demand and any hedging would potentially require significant capital or collateral to be placed at risk. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in aircraft fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Aircraft fuel prices have in the past, and may in the future, experience substantial volatility. We cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil-producing countries or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity or competing demand for fuel from other transport industries, such as maritime shipping, environmental concerns and other unpredictable events may result in fuel supply shortages, distribution challenges, additional fuel price volatility and cost increases in the future. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity.”
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
The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our business, operations and financial condition to an unprecedented extent, and affected the traditional seasonal trends of the airline business. Measures ranging from travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings to cancellation of public events and many others have resulted in a precipitous decline in demand for both domestic and international business and leisure travel.
Domestic and Global Regulatory Landscape
General
Airlines are subject to extensive domestic and international regulatory requirements. Domestically, the DOT and the Federal Aviation Administration (FAA) exercise significant regulatory authority over air carriers.
The DOT, among other things, oversees and regulates domestic and international codeshare agreements, international route authorities, competition and consumer protection matters such as advertising, denied boarding compensation and baggage liability. The Antitrust Division of the DOJ, along with the DOT in certain instances, have jurisdiction over airline antitrust matters.
The FAA similarly exercises safety oversight and regulates most operational matters of our business, including how we operate and maintain our aircraft. FAA requirements cover, among other things, required technology and necessary onboard equipment; systems, procedures and training necessary to ensure the continuous airworthiness of our fleet of aircraft; safety measures and equipment; crew scheduling limitations and experience requirements; and many other technical aspects of airline operations. Additionally, our pilots and other employees are subject to rigorous certification standards, and our pilots and other crew members must adhere to flight time and rest requirements. In 2021, the FAA is expected to issue a number of rules that will impact us, including regulations mandating certain rest requirements for flight attendants.
The FAA also controls the national airspace system, including operational rules and fees for air traffic control (ATC) services. The efficiency, reliability and capacity of the ATC network has a significant impact on our costs and on the timeliness of our operations.
The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services.

Airport Access and Operations
Domestically, any U.S. airline authorized by the DOT is generally free to operate scheduled passenger service between any two points within the U.S. and its territories, with the exception of certain airports that require landing and take-off rights and authorizations (slots) and other facilities, and certain airports that impose geographic limitations on operations or curtail operations based on the time of day. Operations at three major domestic airports we serve (JFK and LGA in New York City, and DCA near Washington, D.C.) and many foreign airports we serve (including LHR) are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In addition to slot restrictions, operations at DCA and LGA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,250 and 1,500 miles, respectively.
Our ability to provide service can also be impaired at airports, such as Chicago O’Hare International Airport (ORD) and LAX where the airport gate and other facilities are currently inadequate to accommodate all of the service that we would like to provide, or airports such as Dallas Love Field Airport where we have no access to gates at all.
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
Airlines are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation, and to collect other taxes and charge other fees, such as foreign taxes, security fees and passenger facility charges. Although these taxes and fees are not our operating expenses, they represent an additional cost to our customers. These taxes and fees are subject to increase from time to time. The CARES Act provided for a temporary tax holiday from collecting and remitting certain government ticket taxes for tickets purchased between March 28, 2020 and December 31, 2020.
DOT Passenger Protection Rules
The DOT regulates airline interactions with passengers through the ticketing process, at the airport and on board the aircraft. Among other things, these regulations govern how our fares are displayed online, required customer disclosures, access by disabled passengers, handling of long onboard flight delays and reporting of mishandled bags. In 2021, the DOT is expected to implement a number of new regulations that will impact us, including disability rules for accessible lavatories and wheelchair assistance, and refunds for checked bag fees in the event of certain delays in delivery.
International
International air transportation is subject to extensive government regulation, including aviation agreements between the U.S. and other countries or governmental authorities, such as the EU and the United Kingdom. Moreover, our alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. The U.S. government has negotiated “open skies” agreements with 130 trading partners, which allow unrestricted route authority access between the U.S. and the foreign markets. While the U.S. has worked to increase the number of countries with which open skies agreements are in effect, a number of markets important to us, including China, do not have open skies agreements.
In addition, foreign countries impose passenger protection rules, which are analogous to, and often meet or exceed the requirements of, the DOT passenger protection rules discussed above. In cases where these foreign requirements exceed the DOT rules, we may bear additional burdens and liabilities. Further, various foreign airport authorities impose noise and curfew restrictions at their local airports.

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
Aircraft Emissions and Climate Change Requirements
Efforts to transition to a low-carbon future have increased the focus by global, regional and national regulators on climate change and greenhouse gas (GHG) emissions. We have taken a number of actions that mitigate the GHG emitted by our operations both en route and on the ground, such as:
•retiring older, less fuel-efficient aircraft and replacing them with new, more fuel-efficient aircraft, resulting in the youngest mainline fleet of any U.S. network carrier;
•reducing fuel consumption through operational initiatives such as single-engine taxi, optimal planned arrival fuel and our new flight planning system;
•entering into an agreement with a leading producer of renewable fuels to purchase nine million gallons of sustainable alternative aircraft fuel over three years;

•working with the FAA and vendors to facilitate efficient airspace procedures, which also reduces aircraft emissions;
•updating our fleet with lightweight interiors including seats and furnishings and replacing existing cargo containers with lighter weight versions;
•replacing older, inefficient ground support equipment with new, more fuel-efficient ground support equipment, including alternative-fuel and electric powered equipment;
•purchasing renewable electricity to reduce indirect emissions associated with the production of the power we consume; and
•obtaining certification of certain of our buildings to the U.S. Green Building Council’s Leadership in Energy and Environmental Design (LEED) standard.
In addition, American is subject to the requirements of the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), an international, market-based emissions reduction program adopted by the International Civil Aviation Organization (ICAO) in 2016. CORSIA is intended to achieve carbon-neutral growth in the international aviation sector from 2021 through 2035 by requiring airlines to compensate for the growth in carbon dioxide (CO2) emissions, relative to a predetermined baseline, of a significant majority of international flights through the purchase of carbon offsets or the use of low-carbon fuels. For each year from 2021 through 2029, CORSIA requires each airline to compensate for the rate of growth of the CO2 emissions of the aviation sector as a whole as determined by ICAO. Starting in 2030, CORSIA will require airlines to compensate for growth in CO2 emissions using a formula determined by ICAO that will combine the growth in aviation sector emissions and the growth in the individual airline’s emissions, with the proportion of the latter rising from at least 20 percent over the period 2030-2032 to at least 70 percent over the period 2033-2035.
ICAO originally defined the baseline as the average emissions from covered flights in 2019 and 2020. However, due to the impact of the pandemic on air travel, in June 2020 ICAO determined to remove 2020 from the baseline for the first few years of CORSIA implementation (2021-2023). Accordingly, we do not expect to be required to purchase offset credits over that period, unless the recovery in demand for international travel is unexpectedly strong and exceeds that of 2019 in those years.
At this time, the costs of complying with our future obligations under CORSIA are uncertain, primarily because of the difficulty in estimating the return of demand for international air travel in the recovery from the pandemic. There is also significant uncertainty with respect to the future supply and price of carbon offset credits and sustainable or lower carbon aircraft fuels that could allow us to reduce our emissions of CO2. In addition, as described above, we will not directly control our CORSIA compliance costs because our compliance obligations through 2029 are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth starting in 2030.
For more information on American’s approach to environmental, social and governance issues, see our 2019-2020 Environmental, Social and Governance Report at aa.com/esg. None of the information or contents of our 2019-2020 Environmental, Social and Governance Report is incorporated into this Annual Report on Form 10-K.
Impact of Regulatory Requirements on Our Business
Regulatory requirements, including but not limited to those discussed above, affect operations and increase operating costs for the airline industry, including our airline subsidiaries, and future regulatory developments may continue to do the same in the future. See Part I, Item 1A. Risk Factors – “Evolving data security and privacy requirements could increase our costs, and any significant data security incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition,” “If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations,” “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages,” “The airline industry is heavily taxed,” “We are subject to many forms of environmental and noise regulation and may incur substantial costs as a result,” and “We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure” for additional information.

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

GLOSSARY OF TERMS
“103-12 Investment Trust” means the 103-12 investment entity into which our pension plan master trust invests plan assets and which facilitates investing the plan assets of more than one unrelated employer.
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
“2013 Credit Facilities” means the 2013 Revolving Facility and 2013 Term Loan Facility provided for by the 2013 Credit Agreement.
“2013 Framework” means the criteria for internal control over financial reporting as set forth in the Internal Control – Internal Framework by the Committee of Sponsoring Organizations of the Treadway Commission.
“2013 Plan” means the AAG 2013 Incentive Award Plan.
“2013 Revolving Facility” means the $750 million revolving credit facility provided for by the 2013 Credit Agreement.
“2013 Term Loan Facility” means the $1.9 billion term loan facility provided for under the 2013 Credit Agreement.
“2014 Credit Agreement” means the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American, AAG, the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto, as amended.
“2014 Credit Facilities” means the 2014 Revolving Facility and the 2014 Term Loan Facility provided for by the 2014 Credit Agreement.
“2014 Revolving Facility” means the $1.6 billion revolving credit facility provided for by the 2014 Credit Agreement.
“2014 Term Loan Facility” means the $1.2 billion term loan facility provided for by the 2014 Credit Agreement.
“2016 JFK Bonds” means special facility revenue bonds issued on behalf of American by NYTDC in June 2016.
“2019 Form 10-K” means AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2019.
“2019-1 Aircraft” means the 35 aircraft financed by American under the 2019-1 Aircraft EETCs.
“2019-1 Aircraft EETCs” means the three pass-through trusts created by American in August 2019 that have issued approximately $1.1 billion aggregate face amount of Series 2019-1 Class AA, Class A and Class B EETCs.
“2019-1 Engine EETCs” means the $650 million in aggregate face amount of 2019-1 Engine EETCs.
“2020 JFK Bonds” means the approximately $360 million of special facility revenue bonds issued on behalf of American by NYTDC in June 2020.
“3.75% Senior Notes” mean 3.75% senior notes due 2025 with an aggregate principal amount of $500 million.
“5.000% Senior Notes” means the 5.000% senior notes due in 2022 with an aggregate principal amount of $750 million.
“10.75% Senior Secured Notes” means, collectively, the LGA/DCA Notes and the IP Notes.
“10.75% Senior Secured Notes Closing Date” means September 25, 2020.
“10.75% Senior Secured Notes Collateral” means the IP Collateral and LGA/DCA Collateral.
“10.75% Senior Secured Notes Indentures” means the IP Notes Indenture and the LGA/DCA Notes Indenture.
“10.75% Senior Secured Notes Trustee” means Wilmington Trust, National Association, as trustee with respect to the 10.75% Senior Secured Notes.
“11.75% Senior Secured Notes” means the 11.75% senior secured notes due in 2025 with an aggregate principal amount of $2.5 billion.

“11.75% Senior Secured Notes Collateral” means the First Lien 11.75% Senior Secured Notes Collateral and the Second Lien 11.75% Senior Secured Notes Collateral.
“11.75% Senior Secured Notes Indenture” means the indenture, dated as of June 30, 2020, by and among American, AAG and Wilmington Trust, National Association, as trustee.
“11.75% Senior Secured Notes Trustee” means Wilmington Trust, National Association, as trustee with respect to the 11.75% Senior Secured Notes.
“AAdvantage” means the AAdvantage® frequent flyer program.
“AAG”, “we”, “us”, “our” and similar terms means American Airlines Group Inc. and its consolidated subsidiaries.
“ABO” means accumulated benefit obligation.
“AFA” means Association of Flight Attendants-CWA.
“ALPA” means Air Line Pilots Association.
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
“APA” means Allied Pilots Association.
“APFA” means Association of Professional Flight Attendants.
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
“CARES Act” means the Coronavirus Aid, Relief, and Economic Security Act, as amended.
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
“Convertible Notes Trustee” means Wilmington Trust, National Association, as trustee with respect to the Convertible Notes.
“CORSIA” means the Carbon Offsetting and Reduction Scheme for International Aviation.
“COVID-19” means coronavirus.
“Credit Facilities” means, collectively, the 2013 Credit Facilities, 2014 Credit Facilities, April 2016 Credit Facilities and December 2016 Credit Facilities.
“CWA” means Communications Workers of America.
“CWA-IBT” means the Airline Employees Customer Service Association – Communications Workers of America and International Brotherhood of Teamsters.
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
“December 2016 Credit Facilities” means the revolving credit facility that may be established under the December 2016 Credit Agreement and the December 2016 Term Loan Facility provided for by the December 2016 Credit Agreement.

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
“DOJ” means the U.S. Department of Justice.
“DOT” means the U.S. Department of Transportation.
“EC” means the European Commission.
“EETC” means enhanced equipment trust certificate.
“Effective Date” means December 9, 2013.
“Eighth Amendment” means the Eighth Amendment entered into in January 2020 to the 2014 Credit Agreement.
“Envoy” means Envoy Air Inc.
“EPA” means the U.S. Environmental Protection Agency.
“EPS” means earnings (loss) per common share.
“ERISA” means the Employee Retirement Income Security Act of 1974, as amended.
“Ethics Standards” means AAG’s and American’s Standards of Business Conduct.
“ETS” means EU Emissions Trading Scheme.
“EU” means European Union.
"EWR" means Newark Liberty International Airport.
“Exchange Act” means Securities Exchange Act of 1934, as amended.
“FAA” means Federal Aviation Administration.
“First Lien 11.75% Senior Secured Notes Collateral” means certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in Australia, Canada, the Caribbean, Central America, China, Hong Kong, Japan, Mexico, South Korea, and Switzerland which are used to secure the 11.75% Senior Secured Notes on a first-lien basis.
“GAAP” means generally accepted accounting principles in the U.S.
“GDSs” means global distribution systems.
“GHG” means greenhouse gas.
“GSPC” means S&P 500 Index.
“holdback” means an amount of cash held by our credit card processors in certain circumstances (including, with respect to certain agreements, our failure to maintain certain levels of liquidity).
“IAM” means International Association of Machinists & Aerospace Workers.
“IAM Pension Fund” means the IAM National Pension Fund.
“IBT” means International Brotherhood of Teamsters.

“ICAO” means International Civil Aviation Organization.
“IP Collateral” means certain intellectual property of American, including the “American Airlines” trademark and the “aa.com” domain name in the United States and certain foreign jurisdictions, to which American has given a first lien security interest to secure the IP Notes.
“IP Notes” means American’s $1.0 billion in initial principal amount of 10.75% senior secured IP notes.
“IP Notes Indenture” means the indenture, dated as of September 25, 2020, by and among American, AAG and Wilmington Trust, National Association, as trustee and as collateral trustee, pursuant to which the IP Notes were issued.
“Installment” means the financial assistance payment, in installments, by Treasury pursuant to the PSP2 Agreement.
“JCBA” means joint collective bargaining agreement.
“JetBlue” means JetBlue Airways Corporation.
“JFK” means John F. Kennedy International Airport.
“LAWA” means the Los Angeles World Airports.
“LAX” means Los Angeles International Airport.
“LEED” means U.S. Green Building Council’s Leadership in Energy and Environmental Design.
“LGA/DCA Collateral” means certain slots related to American’s operations at LGA and DCA and certain other assets that are used as (a) a first-lien security interest to secure the December 2016 Credit Facilities, (b) a first lien security interest to secure the LGA/DCA Notes and (c) a second lien security interest to secure the IP Notes.
“LGA/DCA Notes” means American’s $200 million in initial principal amount of 10.75% senior secured LGA/DCA notes.
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
“LTV” means loan to value ratio.
“Mainline” means the operations of American and excludes regional operations.
“marketing component” means, with respect to the AAdvantage program, the use of intellectual property, including the American brand and access to loyalty program member lists, which is the predominant element in the co-branded credit card agreements, as well as advertising.
“Merger” means the merger of US Airways Group and AMR Corporation on December 9, 2013.
“Mesa” means Mesa Airlines, Inc.
“New Lease Standard” means ASU 2016-02: Leases (Topic 842)
“New Retirement Standard” means ASU 2017-07: Compensation – Retirement Benefits.
“New Revenue Standard” means ASU 2014-09: Revenue from Contracts with Customers.
“NMB” means National Mediation Board.

“NOL Carryforwards” means a deduction in any taxable year for net operating losses carried over from prior taxable years.
“NOLs” means net operating losses.
“NYSE” means the New York Stock Exchange.
“NYTDC” means the New York Transportation Development Corporation.
“ORD” means Chicago O’Hare International Airport.
“OTAs” means online travel agents.
“PAFCA” means Professional Airline Flight Control Association.
“Passenger load factor” means the percentage of available seats that are filled with revenue passengers.
“PCAOB” means the Public Company Accounting Oversight Board in the U.S.
“PEB” means Presidential Emergency Board.
“Piedmont” means Piedmont Airlines, Inc.
“Plan” means the Debtors’ fourth amended joint plan of reorganization.
“PRASM” means passenger revenue per available seat mile and is equal to passenger revenues divided by ASMs.
“Proxy Statement” means American Airlines Group Inc.’s Proxy Statement for the 2021 Annual Meeting of Stockholders of American Airlines Group Inc.
“PRP” means potentially responsible party.
“PSA” means PSA Airlines, Inc.
“PSP1” means the payroll support program established under the CARES Act.
“PSP1 Agreement” means the Payroll Support Program Agreement entered into by the Subsidiaries with Treasury on the PSP1 Closing Date.
“PSP1 Closing Date” means April 20, 2020.
"PSP1 Financial Assistance" means the portion of financial assistance received from Treasury pursuant to the PSP1 Agreement that is not allocated to the PSP1 Warrants or PSP1 Promissory Note.
“PSP1 Maturity Date” means the tenth anniversary of the PSP1 Closing Date.
“PSP1 Promissory Note” means the promissory note issued to Treasury in connection with PSP1.
“PSP1 Warrant Agreement” means the agreement entered into between AAG and Treasury in connection with the PSP1 Agreement, pursuant to which AAG issued PSP1 Warrants to Treasury to purchase up to an aggregate of approximately 14.1 million shares of AAG common stock.
“PSP1 Warrant Shares” means up to approximately 14.1 million shares of AAG common stock which Treasury will have the right to purchase pursuant to PSP1 Warrants issued by AAG in accordance with the PSP1 Warrant Agreement.
“PSP1 Warrants” means the warrants issued or to be issued to Treasury pursuant to the PSP1 Warrant Agreement.
“PSP2” means the payroll support program established under the PSP Extension Law.
“PSP2 Agreement” means the Payroll Support Program Extension Agreement entered into by the Subsidiaries with Treasury on the PSP2 Closing Date.
“PSP2 Closing Date” means January 15, 2021.
“PSP2 Maturity Date” means the tenth anniversary of the PSP2 Closing Date.

“PSP2 Promissory Note” means the promissory note issued to Treasury in connection with PSP2.
“PSP2 Warrant Agreement” means the agreement entered into between AAG and Treasury in connection with the PSP2 Agreement, pursuant to which AAG issued PSP2 Warrants to Treasury to purchase at least 5.7 million shares of AAG common stock.
“PSP2 Warrant Shares” means at least 5.7 million shares of AAG common stock which Treasury will have the right to purchase pursuant to PSP2 Warrants issued or to be issued by AAG in accordance with the PSP2 Warrant Agreement.
“PSP2 Warrants” means the warrants issued or to be issued to Treasury pursuant to the PSP2 Warrant Agreement.
“PSP Extension Law” means Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021.
“Rehabilitation Plan” means the rehabilitation plan adopted by the IAM Pension Fund on April 17, 2019.
“Republic” means Republic Airways Inc.
“Republic Holdings” means Republic Airways Holdings Inc., the parent company of Republic.
“RLA” means Railway Labor Act.
“ROU” means right-of-use.
“RPM” or “RPMs” means revenue passenger mile or miles and is a basic measure of sales volume. One RPM represents one passenger flown one mile.
“RSUs” means restricted stock units.
“S&P” means Standard and Poor’s Financial Services, LLC.
“SEA” means Seattle-Tacoma International Airport.
“SEC” means Securities and Exchange Commission.
“Second Lien 11.75% Senior Secured Notes Collateral” means certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in the European Union and the United Kingdom which are used to secure the 11.75% Senior Secured Notes on a first-lien basis.
“Section 382” means Section 382 of the Internal Revenue Code.
“Securities Act” means Securities Act of 1933, as amended.
“SGRs” means slots, foreign gate leaseholds, and routine authorities.
“SkyWest” means SkyWest Airlines, Inc.
“slots” means landing and take-off rights and authorizations, as required by certain airports.
“SOFR” means the Secured Overnight Financing Rate.
“Subsidiaries” means American, Envoy, PSA and Piedmont, each a wholly-owned subsidiary of AAG.
“Superfund Act” means Comprehensive Environmental Response, Compensation and Liability Act.
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
“Treasury Loan Closing Date” means September 25, 2020.
“Treasury Loan Restatement Agreement” means the Restatement Agreement, dated as of October 21, 2020, to the Treasury Loan Agreement.
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
“TSA” means Transportation Security Administration.
“TWU” means Transport Workers Union.
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
“XAL” means NYSE ARCA Airline Index.
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
Risks Related to our Business
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
The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our business, operations and financial condition to an unprecedented extent. Measures ranging from travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings to cancellation of public events and many others have resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material deterioration in demand, we have taken a number of aggressive actions to ameliorate our business, operations and financial condition. We have focused on reducing our capacity, making structural changes to our fleet, implementing cost reductions, preserving cash and improving our overall liquidity position. We have reduced our system-wide capacity and will continue to monitor conditions and to proactively evaluate and adjust our schedule to match demand. Additionally, we have retired certain mainline aircraft earlier than planned, including Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft, which we expect will allow us to be more efficient by reducing the number of sub-fleets we operate, and we have also placed a number of Boeing 737-800 aircraft into temporary storage. We have moved quickly to attempt to better align our costs with our reduced schedule and made other cost-saving initiatives (including reductions in maintenance expense, marketing expense, event and training expense, airport facilities expense, salaries and benefits expense, and other volume-related expense reductions, including fuel). Nonetheless, we incurred significant negative operating cash flow in 2020, we continue to do so, and we expect to continue to do so until there is a significant recovery in demand for air travel. The duration and severity of the COVID-19 pandemic remain uncertain, and there can be no assurance that any of the mitigating actions we have taken will suffice to sustain our business and operations through this pandemic.
We have taken and will take additional actions to improve our financial position, including measures to improve liquidity, such as obtaining financial assistance under the CARES Act and the PSP Extension Law. In 2020, we received approximately $6.0 billion in financial assistance from Treasury through PSP1 established under the CARES Act. Pursuant to PSP2 established under the PSP Extension Law, Treasury is to provide us financial assistance to be paid in installments expected to total at least $3.0 billion in the aggregate, of which $1.5 billion was received in January 2021. In connection with the financial assistance we have received under PSP1 and PSP2, we are required to comply with certain provisions of the CARES Act and the PSP Extension Law, including the requirement that funds provided pursuant to PSP1 and PSP2 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through March 31, 2021; the requirement to recall employees involuntarily terminated or furloughed after September 30, 2020; the requirement that certain levels of commercial air service be maintained; provisions prohibiting the repurchase of AAG’s common stock and the payment of common stock dividends through at least March 31, 2022; and restrictions on the payment of certain executive compensation until October 1, 2022. Additionally, under PSP1 and PSP2, we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. In addition, we have entered into the Treasury Loan Agreement and, as a result, the stock repurchase, dividend and executive compensation restrictions imposed by the Treasury Loan Agreement will remain in place through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid even if the restrictions imposed by PSP1 and PSP2 had previously lapsed. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts.

We intend to pursue the issuance of additional unsecured and secured debt securities, equity securities and equity-linked securities and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject.
The measures we have taken to reduce our expenditures and to improve our liquidity, and any other strategic actions that we may take in the future in response to the COVID-19 pandemic may not be effective in offsetting decreased demand, and we may not be permitted to take certain strategic actions that we believe are beneficial if such strategic actions are in contravention of the requirements under the CARES Act, the PSP Extension Law or the Treasury loan program, which could result in a material adverse effect on our business, operating results and financial condition.
The full extent of the ongoing impact of the COVID-19 pandemic on our longer-term operational and financial performance will depend on future developments, many of which are outside our control, including the effectiveness of the mitigation strategies discussed above; the duration and spread of COVID-19, including recurrence of the pandemic, and related travel advisories, restrictions and testing regimes; the impact of the COVID-19 pandemic on overall long-term demand for air travel; the impact on demand and capacity which could result from government mandates on air service (including, for instance, requirements for passengers to wear face coverings while traveling or have their temperature checked or have administered COVID-19 tests and other checks prior to or after entering an airport or boarding an airplane, or which would limit the number of seats that can be occupied on an aircraft to allow for social distancing); the impact of COVID-19 on our employees’ ability to work because they are quarantined or sickened as a result of exposure to COVID-19 or if they are subject to additional governmental COVID-19 curfews or "stay at home" health orders or similar restrictions; the impact of the COVID-19 pandemic on the financial health and operations of our business partners and future governmental actions, all of which are highly uncertain and cannot be predicted. At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers' behavior, with such changes including but not limited to a permanent reduction in business travel as a result of increased usage of "virtual" and "teleconferencing" products and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business.
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
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our business. In particular, the ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels are expected to have a severe and prolonged effect on the global economy generally and, in turn, is expected to depress demand for air travel into the foreseeable future. Due to the uncertainty surrounding the duration and severity of this pandemic, we can provide no assurance as to when and at what pace demand for air travel will return to pre-COVID-19 pandemic levels, if at all. Accordingly, we cannot predict the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations. See also “The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity” and “The airline industry is intensely competitive and dynamic.”
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates continued significant investments related to modernizing our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of December 31, 2020, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2021-2025 would be approximately $9.5 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements, in particular, given the severe decline in revenue we have experienced as a result of the COVID-19 pandemic. If needed to meet our liquidity needs, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed and contemplated in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; market conditions; the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced as we continue to seek significant additional liquidity; and the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry in particular. Accordingly, we will need substantial financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If we are unable to arrange such financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft and engines or may seek to negotiate deferrals for such aircraft and engines with the applicable aircraft and engine manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
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

In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on our business, we have obtained and currently anticipate that it will be necessary to continue to obtain a significant amount of additional financing in the near term from a variety of sources. Such financing may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. In particular, in connection with the financial assistance we have received through PSP1 and PSP2, we are required to comply with the relevant provisions of the CARES Act and the PSP Extension Law, including the requirement that funds provided pursuant to PSP1 and PSP2 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through March 31, 2021; provisions prohibiting the repurchase of AAG common stock and the payment of common stock dividends through at least March 31, 2022; and restrictions on the payment of certain executive compensation until October 1, 2022. In addition, we have entered into the Treasury Loan Agreement and, as a result, the stock repurchase, dividend and executive compensation restrictions imposed by the Treasury Loan Agreement will remain in place through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid. Additionally, under PSP1 and PSP2, we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. Moreover, as a result of the recent financing activities we have undertaken in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on us as we continue to seek additional liquidity.
The obligations discussed above, including those imposed as a result of the CARES Act, the PSP Extension Law and any additional financings we may be required to undertake as a result of the impact of the COVID-19 pandemic, could also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.
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
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month, and 12-month) is currently under consultation by the ICE Benchmark Administration (the administrator of LIBOR) and may be extended until June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the Secured Overnight Financing Rate (SOFR) as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. See also the discussion of interest rate risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “Interest.”
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach an agreement with our lenders on any such amendments. As of December 31, 2020, we had $12.8 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

We have significant pension and other postretirement benefit funding obligations, which may adversely affect our liquidity, results of operations and financial condition.
Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. The minimum funding obligation applicable to our pension plans was subject to favorable temporary funding rules that expired at the end of 2017 and, as a result, our minimum pension funding obligations increased materially beginning in 2019. Pursuant to the CARES Act, minimum required contributions to be made in calendar year 2020 can be deferred to January 1, 2021 with interest accruing from the original due date to the payment date. In January 2021, we made $241 million of required pension contributions, including the $130 million minimum contributions required for 2020. In addition, we have significant obligations for retiree medical and other postretirement benefits. Additionally, we participate in the IAM National Pension Fund (the IAM Pension Fund). The funding status of the IAM Pension Fund is subject to the risk that other employers may not meet their obligations, which under certain circumstances could cause our obligations to increase. Furthermore, if we were to withdraw from the IAM Pension Fund, if the IAM Pension fund were to terminate, or if the IAM Pension Fund were to undergo a mass withdrawal, we could be subject to liability as imposed by law.
If our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity.
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these credit card processing companies, under certain conditions (including, with respect to certain agreements, our failure to maintain certain levels of liquidity), to hold an amount of our cash (referred to as a holdback) equal to some or all of the advance ticket sales that have been processed by that credit card processor, but for which we have not yet provided the air transportation. Additionally, such credit card processing companies may require cash or other collateral reserves to be established. These credit card processing companies are not currently entitled to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in our financial condition or the triggering of a liquidity covenant. In light of the effect the COVID-19 pandemic is having on demand for air travel and, in turn, capacity, we have seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the near future. Requests for refunds and the ongoing impact of the COVID-19 pandemic on our longer-term financial performance may reduce our liquidity and cause us to be forced to post cash or other collateral with the credit card processing companies in respect of advance ticket sales. The imposition of holdback requirements, up to and including 100% of relevant advanced ticket sales, would materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition. For example, we maintain certain letters of credit, insurance- and surety-related agreements under which counterparties may require collateral, including cash collateral.
The loss of key personnel upon whom we depend to operate our business or the inability to attract and develop additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to attract, develop and retain highly qualified management, technical and other personnel. We may not be successful in attracting, developing or retaining key personnel or other highly qualified personnel. Among other things, the CARES Act, the PSP Extension Law and the Treasury Loan Agreement impose significant restrictions on executive compensation, which will remain in place through the date that is the later to occur of one year after the secured loan provided under the Treasury Loan Agreement is fully repaid and October 1, 2022. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries, which may create retention challenges in the case of executives presented with alternative, non-airline opportunities or with opportunities from airlines that are not subject to such restrictions because they never entered into such Treasury loans or have repaid their Treasury loans prior to us. Any inability to attract, develop and retain significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.

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
•the effects of the ongoing COVID-19 pandemic;
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
•actual or potential disruptions to the U.S. National Airspace System (the ATC system);
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
As of December 31, 2020, approximately 84% of our employees were represented for collective bargaining purposes by labor unions. Currently, we believe our labor costs are generally competitive relative to the other large network carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because we are in negotiations for several important new labor agreements now and other agreements are scheduled to become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions unilaterally or in connection with our current or future labor negotiations.
If we encounter problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
A significant portion of our regional operations are conducted by third-party operators on our behalf, substantially all of which are provided for under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain skilled personnel, including pilots and mechanics, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Several of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of skilled personnel and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. In particular, the severe decline in demand for air travel resulting from the COVID-19 pandemic and related governmental restrictions on travel have materially impacted demand for services provided by our regional carriers and, as a result, we have significantly reduced our regional capacity and expect to maintain these reduced levels of capacity for the foreseeable future. We expect the disruption to services resulting from the COVID-19 pandemic to continue to adversely affect our regional operators, some of whom may experience significant financial stress, declare bankruptcy or otherwise cease to operate. We may also experience disruption to our regional operations or incur financial damages if we terminate the capacity purchase agreement with one or more of our current operators or transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.
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
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, such as movements to institute a “living wage,” customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. In addition, we operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our customers, vendors or employees, can spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed.

Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.
Moreover, the outbreak and spread of COVID-19 have adversely impacted consumer perceptions of the health and safety of travel, and in particular airline travel, and these negative perceptions could continue even after the pandemic subsides. Actual or perceived risk of infection on our flights has had, and may continue to have, a material adverse effect on the public's perception of us, which has harmed, and may continue to harm, our reputation and business. We have taken various measures to reassure our team members and the traveling public of the safety of air travel, including requirements that passengers wear face coverings, the provision of protective equipment for team members and enhanced cleaning procedures onboard aircraft and in airports. We expect that we will continue to incur COVID-19 related costs as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers. However, we cannot assure that these or any other actions we might take in response to the COVID-19 pandemic will be sufficient to restore the confidence of consumers in the safety of air travel.
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
While we have to date successfully integrated many of our computer, communication and other technology systems in connection with the merger of US Airways and American, including our customer reservations system and our pilot, flight attendant and fleet scheduling system, we still have to complete several additional important system integration or replacement projects. In a number of prior airline mergers, the integration of these systems or deployment of replacement systems has taken longer, been more disruptive and cost more than originally forecasted. The implementation process to integrate or replace these various systems will involve a number of risks that could adversely impact our business, results of operations and financial condition. New systems will replace multiple legacy systems and the related implementations will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.
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
We have recently instituted, and intend to institute in the future, changes to our business model designed to increase revenues and offset costs. These measures include further segmentation of the classes of services we offer, such as Premium Economy service and Basic Economy service, enhancements to our AAdvantage loyalty program, charging separately for services that had previously been included within the price of a ticket, changing (whether it be increasing, decreasing or eliminating) other pre-existing fees, reconfiguration of our aircraft cabins, and efforts to optimize our network including by focusing growth on a limited number of large hubs. For example, in 2020, we eliminated change fees for most domestic and international tickets, which has reduced our change fee revenue, a trend which is expected to continue as demand for air travel recovers, assuming this change remains in place. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure that these measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline or result in decreased demand. Also, our implementation of any new or increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.
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
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved, and additional claims may arise in the future. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a legal proceeding is resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to operate or market our services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business. Additional information regarding certain legal matters in which we are involved can be found in Note 12 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 10 to American’s Consolidated Financial Statements in Part II, Item 8B.
Our ability to utilize our NOL Carryforwards may be limited.
Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards). As of December 31, 2020, we had approximately $16.5 billion of federal NOLs available to reduce future federal taxable income, of which $8.5 billion will expire beginning in 2023 if unused and $8.0 billion can be carried forward indefinitely. We also had approximately $5.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2020, which will expire in taxable years 2020 through 2040 if unused. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities. Additionally, due to the COVID-19 pandemic and other economic factors, the NOL Carryforwards may expire before we can generate sufficient taxable income to use them.

Our ability to use our NOL Carryforwards will depend on the amount of taxable income generated in future periods. We presently have a $34 million valuation allowance on certain net deferred tax assets related to state NOL Carryforwards. If our financial results continue to be adversely impacted by the COVID-19 pandemic, there can be no assurance that an additional valuation allowance on our net deferred tax assets will not be required. Such valuation allowance could be material.
A corporation’s ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50 percent during a rolling three-year period). In 2013, we experienced an ownership change in connection with our emergence from bankruptcy and US Airways Group experienced an ownership change in connection with the Merger. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $7.0 billion of unlimited NOLs still remaining at December 31, 2020) of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules are determined not to apply, our ability to utilize such federal NOL Carryforwards may be subject to limitation. In addition, under the loan program of the CARES Act, the Treasury’s acquisition of warrants, stock options, common or preferred stock or other equity acquired in relation to the program does not result in an ownership change for purposes of Section 382. This exception does not apply for companies issuing warrants, stock options, common or preferred stock or other equity pursuant to PSP1 and PSP2 and accordingly will not apply to the warrants issued by us under PSP1 and PSP2. Substantially all of our remaining federal NOL Carryforwards attributable to US Airways Group and its subsidiaries are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.
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
Future impairment of goodwill or other long-lived assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. There can be no assurance that a material impairment charge of goodwill or tangible or intangible assets will be avoided. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines, including as a result of significant or prolonged declines in demand for air travel and corresponding reductions to capacity. In 2020, we recorded a $1.5 billion impairment charge associated with our decision to retire certain mainline aircraft, principally Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft, earlier than previously planned as a result of the severe decline in demand for air travel due to the COVID-19 pandemic. We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our flight schedules and business. Such impairment charges could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to the Airline Industry
The airline industry is intensely competitive and dynamic.
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
Low-cost carriers (including so-called ultra-low-cost carriers) have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently, are price sensitive and therefore tend not to be loyal to any one particular carrier. A number of these low-cost carriers have announced growth strategies including commitments to acquire significant numbers of new aircraft for delivery in the next few years. These low-cost carriers are attempting to continue to increase their market share through growth and several new entrants have announced their intention to start up new ultra-low-cost carriers and, potentially, consolidation, and are expected to continue to have an impact on our revenues and overall performance. We and several other large network carriers have implemented “Basic Economy” fares designed to more effectively compete against low-cost carriers, but we cannot predict whether these initiatives will be successful. While historically these carriers have provided competition in domestic markets, we have recently experienced new competition from low-cost carriers on international routes, including low-cost airlines executing international long-haul expansion strategies, a trend likely to continue with the delivery of planned, long-range narrowbody aircraft. The actions of existing or future low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
We provide air travel internationally, directly as well as through joint businesses, alliances, codeshare and similar arrangements to which we are a party. While our network is comprehensive, compared to some of our key global competitors, we generally have somewhat greater relative exposure to certain regions (for example, Latin America) and somewhat lower relative exposure to others (for example, China). Our financial performance relative to our key competitors will therefore be influenced significantly by macro-economic conditions in particular regions around the world and the relative exposure of our network to the markets in those regions, including the duration of declines in demand for travel to specific regions as a result of the continuing outbreak of COVID-19 and the speed with which demand for travel to these regions returns.
In providing international air transportation, we compete to provide scheduled passenger and cargo service between the U.S. and various overseas locations with U.S. airlines, foreign investor-owned airlines and foreign state-owned or state-affiliated airlines. Before the COVID-19 pandemic, competition had been increasing from foreign state-owned and state-affiliated airlines in the Gulf region. These carriers have large numbers of international widebody aircraft in service and on order and had been increasing service to the U.S. from locations both in and outside the Middle East. Service to and from locations outside of the Middle East was provided by some of these carriers under so-called “fifth freedom” rights permitted under international treaties which allow service to and from stopover points between an airline’s home country and the ultimate destination. Such flights, such as a stopover in Europe on flights to the United States, allow the carrier to sell tickets for travel between the stopover point and the United States in competition with service provided by us. We believe these state-owned and state-affiliated carriers in the Gulf region, including their affiliated carriers, benefit from significant government subsidies, which have allowed them to grow quickly, reinvest in their product and expand their global presence. We expect this to continue after the COVID-19 pandemic subsides.
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
American has established a transatlantic joint business with British Airways, Aer Lingus, Iberia and Finnair, a transpacific joint business with Japan Airlines and a joint business relating to Australia and New Zealand with Qantas, each of which has been granted antitrust immunity. The transatlantic joint business benefits from a grant of antitrust immunity from the DOT and was reviewed by the EC in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at LHR or LGW airports. The commitments accepted by the EC were binding for 10 years. In October 2018, in anticipation of the exit of the United Kingdom from the EU, commonly referred to as Brexit, and the expiry of the EC commitments in July 2020, the CMA opened an investigation into the transatlantic joint business. We continue to fully cooperate with the CMA and, in September 2020, the CMA adopted interim measures that effectively extend the EC commitments for an additional three years until March 2024 in light of the uncertainty created by the COVID-19 pandemic. The CMA plans to complete its investigation before the interim measures expire. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those arrangements.
In 2020, we entered into an expanded marketing relationship with Alaska Airlines. This arrangement, once implemented, will expand our existing codeshare relationship, including codeshare on certain of our international routes from SEA and LAX, and will provide for reciprocal loyalty program benefits and shared lounge access. Pursuant to federal law, American and Alaska Airlines submitted this proposed arrangement to the DOT for review. After the DOT allowed the review period to expire with no further actions, American and Alaska Airlines commenced implementation of this arrangement.
Also, in 2020, we announced our intention to enter into a marketing relationship with JetBlue. This arrangement, once implemented, will include an alliance agreement with reciprocal codesharing on domestic and international routes from New York (JFK, LGA, and EWR) and BOS, and will provide for reciprocal loyalty program benefits. The arrangement does not include JetBlue’s future transatlantic flying. Pursuant to federal law, American and JetBlue submitted this proposed alliance arrangement to the DOT for review. After American, JetBlue and the DOT agreed to a series of commitments, the DOT terminated its review of the proposed alliance. The commitments include growth commitments to ensure capacity expansion, slot divestitures at JFK and at DCA near Washington, D.C. and antitrust compliance measures. Beyond this agreement with the DOT, American and JetBlue will also be refraining from certain kinds of coordination on certain city pair markets. In addition to the DOT review, the DOJ and the New York Attorney General, the Massachusetts Attorney General, and the Attorneys General of certain other state and local jurisdictions are investigating this proposed alliance, which remains ongoing. American and JetBlue intend to cooperate with those investigations, but are proceeding with plans to implement this alliance.
Notwithstanding the DOT’s termination of its reviews of the Alaska Airlines and JetBlue alliances, the DOT maintains authority to conduct investigations under the scope of its existing statutes and regulations, including conduct related to these alliances.
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
An important part of our strategy to expand our network has been to expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in one instance involving China Southern Airlines, by making a significant equity investment in another airline in connection with initiating such a commercial relationship. We may explore similar non-controlling investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies. In addition, as a result of the global spread of COVID-19, the industry has experienced a precipitous decline in demand for air travel both internationally and domestically, which is expected to continue into the foreseeable future and could materially disrupt our partners’ abilities to provide air service, the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the expansion of existing relationships. These events could have a material adverse effect on our business, results of operations and financial condition.
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

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. We do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, our future fuel needs remain unclear due to uncertainties regarding air travel demand and any hedging would potentially require significant capital or collateral to be placed at risk. Accordingly, as of December 31, 2020, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress and state and local governments have passed laws and regulatory initiatives, and the DOT, the FAA, the TSA and several of their respective international counterparts have issued regulations and a number of other directives, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.
For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary and prolonged grounding of aircraft types altogether (including, for example, the March 2019 grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020), or otherwise caused substantial disruption and resulted in material costs to us and lost revenues. The FAA also exercises comprehensive regulatory authority over nearly all technical aspects of our operations. Our failure to comply with such requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In the future, any new regulatory requirements, particularly requirements that limit our ability to operate or price our products, could have a material adverse effect on us and the industry. In 2021, the FAA is expected to issue a number of rules that will impact us, including regulations mandating certain rest requirements for flight attendants.
DOT consumer rules, and rules promulgated by certain analogous agencies in other countries we serve, dictate procedures for customer handling during long onboard delays, further regulate airline interactions with passengers, including passengers with disabilities, through the ticketing process, at the airport, and onboard the aircraft, and require disclosures concerning airline fares and ancillary fees such as baggage fees. Other DOT rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international airlines. In 2021, the DOT is expected to implement a number of new regulations that will impact us, including disability rules for accessible lavatories and wheelchair assistance, and refunds for checked bag fees in the event of certain delays in delivery.
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
Similarly, there are a number of legislative and regulatory initiatives and reforms at the state and local levels. These initiatives include increasingly stringent laws to protect the environment, wage/hour requirements, mandatory paid sick or family leave, and health care mandates. These laws could affect our relationship with our workforce and the vendors that serve our airlines and cause our expenses to increase without an ability to pass through these costs. In recent years, the airline industry has experienced an increase in litigation over the application of state and local employment laws, particularly in California. Application of these laws may result in operational disruption, increased litigation risk and impact our negotiated labor agreements.
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
•the adoption of more restrictive locally-imposed noise restrictions; and
•restrictions on travel or special guidelines regarding aircraft occupancy or hygiene related to COVID-19, including the imposition of preflight testing regimes which have to date and may in the future have the effect of reducing demand for air travel in the markets where such requirements are imposed.
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
In the early 2000s, the FAA embarked on a path to modernize the national airspace system, including migration from the current radar-based ATC system to a GPS-based system. This modernization of the ATC system, generally referred to as “NextGen,” has been plagued by delays and cost overruns, and it remains uncertain when the full array of benefits expected from this modernization will be available to the public and the airlines, including ourselves. Failure to update the ATC system and the substantial costs that may be imposed on airlines, including ourselves, to fund a modernized ATC system may have a material adverse effect on our business.
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
Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities, such as the EU, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. The U.S. government has negotiated “open skies” agreements with 130 trading partners, which agreements allow unrestricted route authority access between the U.S. and the foreign markets. While the U.S. has worked to increase the number of countries with which open skies agreements are in effect, a number of markets important to us, including China, do not have open skies agreements. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU. As a result of the agreement and a subsequent open skies agreement involving the U.S. and the United Kingdom, which was agreed in anticipation of Brexit, we face increased competition in these markets, including LHR. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries we serve but which are not covered by an open skies treaty are subject to periodic renegotiation. We currently operate a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these markets, it could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from foreign airlines, revenue-sharing joint ventures, joint business agreements, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes.
Brexit occurred on January 31, 2020 under the terms of the agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the EU and the European Atomic Energy Community (the Withdrawal Agreement). The Withdrawal Agreement provided for a transition period that ended on December 31, 2020. Prior to the end of the transition period, on December 24, 2020, EU and United Kingdom negotiators agreed to a new trade and cooperation agreement (the EU-UK Trade and Cooperation Agreement). Provisional application of the EU-UK Trade and Cooperation Agreement between January 1 and February 28, 2021 has been approved by the European Commission, the European Council and the United Kingdom Parliament to allow sufficient time for the formal ratification of the EU-UK Trade and Cooperation Agreement. We face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. The EU-UK Trade and Cooperation Agreement includes provisions in relation to commercial air service that we expect to be sufficient to sustain our current services under the transatlantic joint business. However, the scope of traffic rights under the EU-UK Trade and Cooperation Agreement is less extensive than before Brexit and therefore the impact of the EU-UK Trade and Cooperation Agreement is uncertain at this stage pending ratification and eventual implementation. As a result, the continuation of our current services, and those of our partners could be disrupted. This could materially adversely affect our business, results of operations and financial condition. More generally, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations.
We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.
We operate a global business with significant operations outside of the U.S. Our current international activities and prospects have been and in the future could be adversely affected by government policies, reversals or delays in the opening of foreign markets, increased competition in international markets, the performance of our alliance, joint business and codeshare partners in a given market, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. In particular, the outbreak and global spread of COVID-19 have severely impacted the demand for international travel and have resulted in the imposition of significant governmental restrictions on commercial air service to or from certain regions. We have responded by suspending a significant portion of our international flights through the summer of 2021 and delaying the introduction of certain new international routes. We can provide no assurance as to when such restrictions will be eased or lifted, when demand for international travel will return to pre-COVID-19 pandemic levels, if at all, or whether certain international destinations we previously served will be economical in the future.
More generally, our industry may be affected by any deterioration in global trade relations, including shifts in the trade policies of individual nations. For example, much of the demand for international air travel is the result of business travel in support of global trade. Should protectionist governmental policies, such as increased tariff or other trade barriers, travel limitations and other regulatory actions, have the effect of reducing global commercial activity, the result could be a material decrease in the demand for international air travel. Additionally, certain of the products and services that we purchase, including certain of our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government in respect of the importation of such products could materially increase the amounts we pay for them. In particular, on October 2, 2019, the Office of the U.S. Trade Representative (USTR), as part of an ongoing dispute with the EU before the World Trade Organization (WTO) concerning, among other things, aircraft subsidies, was authorized by an arbitration tribunal of the WTO to impose up to $7.5 billion per year in import tariffs on certain goods originating from the EU. In October 2019, the USTR imposed tariffs on certain imports from the EU, including on certain Airbus aircraft that we previously contracted to purchase; these aircraft were initially subject to an ad valorem duty of 10% that was subsequently increased to 15% in March 2020. In January 2021, the USTR expanded the scope of the 15% tariff to apply to certain imported aircraft parts in addition to imported aircraft. While the scope and rate of these tariffs remain subject to further changes, if and to the extent any of these tariffs are imposed on us without any available means for us to mitigate or pass on the burden of these tariffs to Airbus, the effective cost of new Airbus aircraft required to implement our fleet plan would increase.
Brexit occurred on January 31, 2020 under the terms of the Withdrawal Agreement. The Withdrawal Agreement provided for a transition period that ended on December 31, 2020. Prior to the end of the transition period, on December 24, 2020, EU and United Kingdom negotiators agreed to the EU-UK Trade and Cooperation Agreement. Provisional application of the EU-UK Trade and Cooperation Agreement between January 1 and February 28, 2021 has been approved by the European Commission, the European Council and the United Kingdom Parliament to allow sufficient time for the formal ratification of the EU-UK Trade and Cooperation Agreement. We face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. The EU-UK Trade and Cooperation Agreement includes provisions in relation to commercial air service that we expect to be sufficient to sustain our current services under the transatlantic joint business. However, the scope of traffic rights under the EU-UK Trade and Cooperation Agreement is less extensive than before Brexit and therefore the impact of the EU-UK Trade and Cooperation Agreement is uncertain at this stage pending ratification and eventual implementation. As a result, the continuation of our current services, and those of our partners could be disrupted. This could materially adversely affect our business, results of operations and financial condition.
Moreover, Brexit could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, Brexit has created uncertainty as to the future trade relationship between the EU and the United Kingdom, including air traffic services. LHR is presently a very important element of our international network, however it may become less desirable as a destination or as a hub location after Brexit when compared to other airports in Europe. Brexit could also lead to legal and regulatory uncertainty such as the identity of the relevant regulators, new regulatory action and/or potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. For example, in October 2018, in anticipation of Brexit and the expiry of the EC commitments in July 2020, the CMA opened an investigation into the transatlantic joint business. We continue to fully cooperate with the CMA and, in September 2020, the CMA adopted interim measures that effectively extend the EC commitments for an additional three years until March 2024 in light of the uncertainty created by the COVID-19 pandemic. The CMA plans to complete its investigation before the interim measures expire. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts, or other governmental or regulatory actions taken by the United Kingdom or the EU in connection with or subsequent to Brexit, cannot be predicted, including whether or not regulators will continue to approve or impose material conditions on our business activities. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
Additionally, fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency. Such fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition.
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
We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure.
Efforts to transition to a low-carbon future have increased the focus by global, regional and national regulators on climate change and GHG emissions, including CO2 emissions. In particular, ICAO has adopted rules to implement CORSIA, which will require American to address the growth in CO2 emissions of a significant majority of our international flights. For more information on CORSIA, see “Aircraft Emissions and Climate Change Requirements” under Item 1. Business – Domestic and Global Regulatory Landscape – Environmental Matters.
At this time, the costs of complying with our future obligations under CORSIA are uncertain, primarily because it is difficult to estimate the return of demand for international air travel during and in the recovery from the COVID-19 pandemic. There is also significant uncertainty with respect to the future supply and price of carbon offset credits and sustainable or lower carbon aircraft fuels that could allow us to reduce our emissions of CO2. In addition, we will not directly control our CORSIA compliance costs through 2029 because those obligations are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth beginning in 2030. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset our costs of meeting obligations under CORSIA.
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
Growing recognition among consumers of the dangers of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that is more sustainable to the climate. Business customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying with us. Our collateral to secure loans, in the form of aircraft, spare parts and airport slots, could lose value as customer demand shifts and economies move to low-carbon alternatives, which may increase our financing cost.
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
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, as of the end of 2020 all of our mainline aircraft were manufactured by either Airbus or Boeing and all of our regional aircraft were manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by the recent acquisition of Rockwell Collins by United Technologies, the recent transactions involving Airbus and Bombardier and Bombardier and Mitsubishi. Due to the limited number of these suppliers, we are vulnerable to any problems associated with the performance of their obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers, adverse perception by the public that would result in customer avoidance of any of our aircraft or any action by the FAA or any other regulatory authority resulting in an inability to operate our aircraft, even temporarily. For instance, in March 2019, the FAA ordered the grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020. The limited number of these suppliers may also result in reduced competition and potentially higher prices than if the supplier base was less concentrated.
Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected, may adversely impact our business, results of operations and financial condition.
The success of our business depends on, among other things, effectively managing the number and types of aircraft we operate. If, for any reason, we are unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have negative impacts on our business, results of operations and financial condition. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to our schedule, thereby reducing revenues. If new aircraft orders are not filled on a timely basis, we could face higher financing and operating costs than planned. In addition, if the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency, safety and reliability, we could face higher financing and operating costs than planned and our business, results of operations and financial condition could be adversely impacted. For instance, in March 2019, the FAA grounded all Boeing 737 MAX Family aircraft, including the 24 aircraft in our fleet at the time of the grounding, and which caused us to be unable to take delivery of the Boeing 737 MAX Family aircraft we had on order from Boeing.

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
In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports we serve are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the DOT and the FAA currently regulate the allocation of slots or slot exemptions at DCA and two New York City airports: JFK and LGA. Our operations at these airports generally require the allocation of slots or similar regulatory authority. In addition to slot restrictions, operations at DCA and LGA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,250 and 1,500 miles, respectively. Similarly, our operations at LHR, international airports in Beijing, Frankfurt, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Airline Trade Association Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. Due to the dramatic reduction in air travel resulting from the COVID-19 pandemic, we are in many instances relying on exemptions granted by applicable authorities from the requirement that we continuously use certain slots, gates and routes or risk having such operating rights revoked, and we cannot predict whether such exemptions will continue to be granted or whether we ultimately could be at risk of losing valuable operating rights. We cannot provide any assurance that regulatory changes resulting in changes in the application of slot controls or the allocation of or any reallocation of existing slots, the continued enforcement or termination of a perimeter rule or similar regulatory regime will not have a material adverse impact on our operations.
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
We operate principally through our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. and partner gateways including in London Heathrow (among others). Substantially all of our flights either originate at or fly into one of these locations. A significant interruption or disruption in service at one of our hubs, gateways or other airports where we have a significant presence, resulting from ATC delays, weather conditions, natural disasters, growth constraints, performance by third-party service providers (such as electric utility or telecommunications providers), failure of computer systems, disruptions at airport facilities or other key facilities used by us to manage our operations (such as occurred in the United Kingdom at LGW on December 20, 2018 and LHR on January 8, 2019 due to unauthorized drone activity), labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition. We have limited control, particularly in the short term, over the operation, quality or maintenance of many of the services on which our operations depend and over whether vendors of such services will improve or continue to provide services that are essential to our business.
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
The airline industry is heavily taxed.
The airline industry is subject to extensive government fees and taxation that negatively impact our revenue and profitability. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a per-passenger facility charge on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as passenger security fees), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes and fees are not our operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers, including the passenger facility charge, and we may not be able to recover all of these charges from our customers. Increases in such taxes, fees and charges could negatively impact our business, results of operations and financial condition. The CARES Act provided for a temporary tax holiday from collecting and remitting certain government ticket taxes for tickets purchased between March 28, 2020 and December 31, 2020.
Under DOT regulations, all governmental taxes and fees must be included in the prices we quote or advertise to our customers. Due to the competitive revenue environment, many increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the customer. Further increases in fees and taxes may reduce demand for air travel, and thus our revenues.
Risks Related to Ownership of AAG Common Stock and Convertible Notes
The price of AAG common stock has been and may in the future be volatile.
The market price of AAG common stock has fluctuated substantially in the past, and may fluctuate substantially in the future, due to a variety of factors, many of which are beyond our control, including:
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
•expectations regarding our capital deployment program, including any existing or potential future share repurchase programs and any future dividend payments that may be declared by our Board of Directors, or any determination to cease repurchasing stock or paying dividends (which we have suspended for an indefinite period in accordance with the applicable requirements under the CARES Act and the PSP Extension Law);
•new regulatory pronouncements and changes in regulatory guidelines;
•general and industry-specific economic conditions;
•changes in our key personnel;
•public or private sales of a substantial number of shares of AAG common stock or issuances of AAG common stock upon the exercise or conversion of restricted stock unit awards, stock appreciation rights, or other securities that may be issued from time to time, including warrants we have or will issue in connection with our receipt of funds under the CARES Act and the PSP Extension Law;
•increases or decreases in reported holdings by insiders or other significant stockholders;
•fluctuations in trading volume; and
•technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other technical trading factors.
The closing price of our common stock on Nasdaq varied from $9.04 to $30.47 during 2020 and $15.00 to $18.10 during 2021 year-to-date through February 12, 2021. At times during this period, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that this wide range of trading prices is broadly indicative of the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
We have ceased making repurchases of our common stock and paying dividends on our common stock as required by the CARES Act and the PSP Extension Law. Following the end of those restrictions, if we do decide to make repurchases of or pay dividends on our common stock, we cannot guarantee that we will continue to do so or that our capital deployment program will enhance long-term stockholder value.
In connection with our receipt of financial assistance under PSP1 and PSP2, we agreed not to repurchase shares of AAG common stock through at least March 31, 2022. In addition, we have entered into the Treasury Loan Agreement and, as a result, we are further prohibited from repurchasing shares of AAG common stock through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid. If we determine to make any share repurchases in the future, such repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended again at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements, such as the requirements of the CARES Act, the PSP Extension Law and other relevant factors. Our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
In connection with our receipt of financial assistance under PSP1 and PSP2, we agreed not to pay dividends on AAG common stock through at least March 31, 2022. In addition, we have entered into the Treasury Loan Agreement, and as a result, we are further prohibited from paying dividends on AAG common stock through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid. If we determine to make any dividends in the future, such dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued again at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
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
The issuance or sale of shares of our common stock, rights to acquire shares of our common stock, or warrants issued to Treasury under the CARES Act, the PSP Extension Law, PSP1, PSP2 and in connection with the loan under the CARES Act, could depress the trading price of our common stock and the Convertible Notes.
We may conduct future offerings of material amounts of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations, to fund acquisitions, or for any other purposes at any time and from time to time (including as compensation to the U.S. Government for the proceeds received pursuant to PSP1, PSP2 and the secured loan provided under the Treasury Loan Agreement). If these additional shares or securities are issued or sold, or if it is perceived that they will be sold, into the public market or otherwise, the price of our common stock and Convertible Notes could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock and Convertible Notes could decline substantially.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved Securities and Exchange Commission staff comments that were issued 180 days or more preceding December 31, 2020.

ITEM 2. PROPERTIES
Flight Equipment and Fleet Renewal
As of December 31, 2020, American operated a mainline fleet of 855 aircraft and American Eagle operated 544 regional aircraft. During 2020, American accepted delivery of 30 and 17 mainline and regional aircraft, respectively, and retired 95 and 63 mainline and regional aircraft, respectively. Additionally, during 2020, American temporarily parked 22 and 15 mainline and regional aircraft, respectively. To better align our network with lower passenger demand due to the impact of the COVID-19 pandemic on our business, during 2020, we accelerated the retirement of Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. These retirements remove complexity from our operation and bring forward cost savings and efficiencies associated with operating fewer aircraft types. See Note 1(g) to each of AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, for further information on the accounting for our fleet retirements.
Mainline
As of December 31, 2020, American’s mainline fleet consisted of the following aircraft:

	Average Seating Capacity	Average Age (Years)	Owned	Leased	Total
Airbus A319	128	16.7	21	112	133
Airbus A320	150	19.7	10	38	48
Airbus A321	179	8.4	164	54	218
Airbus A321neo	196	0.8	9	19	28
Boeing 737-800 (1)	168	10.3	111	171	282
Boeing 737-8 MAX (2)	172	1.7	9	25	34
Boeing 777-200ER	273	20.0	44	3	47
Boeing 777-300ER	304	6.8	18	2	20
Boeing 787-8	234	4.5	20	3	23
Boeing 787-9	285	3.2	17	5	22
Total		10.8	423	432	855

(1)Excluded from the total operating aircraft count above are 21 owned and one leased Boeing 737-800 that are being held in temporary storage.
(2)On November 18, 2020, a directive from the FAA cleared the U.S.-registered Boeing 737 MAX Family aircraft to return to service following its grounding in March 2019. We resumed scheduled service on December 29, 2020 and gradually phased more Boeing 737 MAX Family aircraft into service throughout January 2021 and beyond.

Regional
As of December 31, 2020, the fleet of our wholly-owned and third-party regional carriers operating as American Eagle consisted of the following aircraft:

	Average Seating Capacity	Owned	Leased	Owned or Leased by Third Party Regional Carrier	Total	Operating Regional Carrier	Number of Aircraft Operated
Bombardier CRJ 700	65	54	7	65	126	SkyWest	65
						PSA	61
						Total	126

Bombardier CRJ 900	77	69	—	54	123	PSA	69
						Mesa	54
						Total	123

Embraer 175 (1)	76	91	—	82	173	Envoy	91
						Republic	82
						Total	173

Embraer 140 (1)	44	8	—	—	8	Envoy	8

Embraer 145 (1)	50	114	—	—	114	Piedmont	57
						Envoy	57
						Total	114
Total		336	7	201	544		544

(1)Excluded from the total operating aircraft count above are 27 regional aircraft that are being held in temporary storage as follows: 18 owned Embraer 140s, seven owned Embraer 175s and two owned Embraer 145s.
See Note 12 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 10 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on our capacity purchase agreements with third-party regional carriers.
Aircraft and Engine Purchase Commitments
As of December 31, 2020, we had definitive purchase agreements for the acquisition of the following aircraft (1):

	2021	2022	2023	2024	2025	2026 and Thereafter	Total
Airbus
A320neo Family (2)	16	26	5	18	22	5	92
Boeing
737 MAX Family (3)	9	10	7	—	20	20	66
787 Family	19	—	6	6	8	5	44
Total	44	36	18	24	50	30	202

(1)Delivery schedule represents our best estimate as of the date of this report. Actual delivery dates are subject to change based on various potential factors including production delays by the manufacturer and, where applicable, our decision to exercise rights to defer certain deliveries.
(2)In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new Airbus aircraft imported from Europe. Effective March 18, 2020, this tariff rate increased to 15%, and effective January 12, 2021, the scope of the 15% tariff was expanded to include certain imported aircraft parts in addition to aircraft. We continue to endeavor to mitigate the effect of these tariffs on our Airbus deliveries. See Part I, Item 1A. Risk Factors - “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.” Additionally, as of February 16, 2021, we had accepted delivery of one of the 16 Airbus A320neo Family aircraft presently scheduled for delivery in 2021.
(3)On March 13, 2019, a directive from the FAA grounded all U.S.-registered Boeing 737 MAX Family aircraft and, as a result, all deliveries of Boeing 737 MAX Family aircraft were suspended. Since the time of the FAA recertification of the Boeing 737 MAX Family aircraft on November 18, 2020, deliveries have resumed and we had accepted delivery of 10 Boeing 737 MAX Family aircraft during the period between the date of recertification and December 31, 2020. Additionally, as of February 16, 2021, we had accepted delivery of six of the nine Boeing 737 MAX Family aircraft presently scheduled for delivery in 2021.
We also have agreements for 29 spare engines to be delivered in 2021 and beyond.
We currently have financing commitments in place for 43 aircraft scheduled to be delivered in 2021: 19 Boeing 787 Family aircraft, 16 Airbus A320neo Family aircraft and eight Boeing 737 MAX Family aircraft. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions, including in some cases, on our acquisition of the aircraft by a certain date and (2) the performance by the counterparty providing such financing commitments of its obligations thereunder. We do not have financing commitments in place for one of the Boeing 737 MAX Family aircraft scheduled to be delivered in 2021, however, we do have rights to defer this Boeing 737 MAX Family aircraft from 2021 to 2023. In addition, we also have rights to defer to 2023-2024 the 10 Boeing 737 MAX Family aircraft currently scheduled to be delivered in 2022. See Part I, Item 1A. Risk Factors –“We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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
ITEM 3.  LEGAL PROCEEDINGS
See Note 12 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 10 to American’s Consolidated Financial Statements in Part II, Item 8B for information on legal proceedings.
ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR AMERICAN AIRLINES GROUP’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Exchange Listing
Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “AAL.” There is no trading market for the common stock of American, which is a wholly-owned subsidiary of AAG.
As of February 12, 2021, the closing price of our common stock was $17.27 and there were 12,527 holders of record. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.
Information on securities authorized for issuance under our equity compensation plans will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders of American Airlines Group Inc. (the Proxy Statement) under the caption “Equity Compensation Plan Information” and is incorporated by reference into this Annual Report on Form 10-K.
Dividends on Common Stock
The total cash payment for dividends during the years ended December 31, 2020 and 2019 was $43 million and $178 million, respectively. In connection with our receipt of financial assistance under PSP1 and PSP2, we agreed not to pay dividends on AAG common stock through at least March 31, 2022. In addition, we have entered into the Treasury Loan Agreement, and as a result, we are further prohibited from paying dividends on AAG common stock through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid. If we determine to make any dividends in the future, such dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued again at any time at our discretion and without prior notice.
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
The following stock performance graph compares the cumulative total stockholder returns during the period from December 31, 2015 to December 31, 2020 of our common stock to the New York Stock Exchange (NYSE) ARCA Airline Index and the Standard and Poor’s Financial Services, LLC (S&P) 500 Stock Index. The comparison assumes $100 was invested on December 31, 2015 in our common stock and in each of the foregoing indices and assumes that all dividends were reinvested. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
American Airlines Group Inc. (AAL)	$100	$111	$125	$78	$71	$39
NYSE ARCA Airline Index (XAL)	100	128	134	104	126	95
S&P 500 Index (GSPC)	100	110	131	123	158	184
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Since July 2014, as part of our capital deployment program, our Board of Directors had approved seven share repurchase programs aggregating $13.0 billion of authority. The $420 million of remaining authority to repurchase shares under our most recent $2.0 billion share repurchase program expired on December 31, 2020. In connection with our receipt of financial assistance under PSP1 and PSP2, we agreed not to repurchase shares of AAG common stock through at least March 31, 2022. In addition, we have entered into the Treasury Loan Agreement and, as a result, we are further prohibited from repurchasing shares of AAG common stock through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid.
In 2020, we repurchased 6.4 million shares of AAG common stock for $145 million at a weighted average cost per share of $22.77, all of which were purchased in the first quarter of 2020. In 2019, we repurchased 33.8 million shares of AAG common stock for $1.1 billion at a weighted average cost per share of $32.09.
If we determine to make any share repurchases in the future, such repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended again at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements, such as the requirements of the CARES Act, the PSP Extension Law and other relevant factors. Our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
See Part I, Item 1A. Risk Factors – “We have ceased making repurchases of our common stock and paying dividends on our common stock as required by the CARES Act and the PSP Extension Law. Following the end of those restrictions, if we do decide to make repurchases of or pay dividends on our common stock, we cannot guarantee that we will continue to do so or that our capital deployment program will enhance long-term stockholder value.”

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
In addition, to reduce the risk of a potential adverse effect on our ability to use our NOL Carryforwards and certain other tax attributes for federal income tax purposes, our Certificate of Incorporation contains certain restrictions on the acquisition and disposition of our common stock by substantial stockholders (generally holders of more than 4.75%). This provision is currently scheduled to expire by its terms in December 2021.
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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
We adopted three new accounting standards as of January 1, 2018: Accounting Standards Update (ASU) 2016-02: Leases (Topic 842) (the New Lease Standard), ASU 2014-09: Revenue from Contracts with Customers (the New Revenue Standard) and ASU 2017-07: Compensation - Retirement Benefits (the New Retirement Standard). The 2017 and 2016 financial information presented within this Item 6. Selected Consolidated Financial Data has been recast to reflect the impact of the adoption of the New Revenue Standard and the New Retirement Standard. The New Lease Standard did not require the recast of prior periods. See Note 1(b) to each of AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2018, for further information on the impacts of these new accounting standards.
Selected Consolidated Financial Data of AAG
The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended and as of December 31, 2020, 2019, 2018, 2017 and 2016, are derived from AAG’s audited consolidated financial statements.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In millions, except share and per share amounts)
Consolidated Statements of Operations data:
Total operating revenues	$17,337	$45,768	$44,541	$42,622	$40,142
Total operating expenses	27,758	42,703	41,885	38,391	35,082
Operating income (loss)	(10,421)	3,065	2,656	4,231	5,060
Net income (loss)	(8,885)	1,686	1,412	1,282	2,584
Earnings (loss) per common share:
Basic	$(18.36)	$3.80	$3.04	$2.62	$4.68
Diluted	(18.36)	3.79	3.03	2.61	4.65
Shares used for computation (in thousands):
Basic	483,888	443,363	464,236	489,164	552,308
Diluted	483,888	444,269	465,660	491,692	556,099
Cash dividends declared per common share	$0.10	$0.40	$0.40	$0.40	$0.40

Consolidated Balance Sheet data (at end of period):
Total assets	$62,008	$59,995	$60,580	$52,785	$53,610
Debt and finance leases	32,593	24,315	24,473	25,065	24,344
Pension and postretirement obligations (1)	7,131	6,081	6,937	7,596	7,946
Operating lease liabilities	8,428	9,129	9,556	—	—
Stockholders’ deficit	(6,867)	(118)	(169)	(780)	(286)

(1)Substantially all defined benefit pension plans were frozen effective November 1, 2012. See Note 10 to AAG's Consolidated Financial Statements in Part II, Item 8A for further information on pension and postretirement benefits.
Reconciliation of GAAP to Non-GAAP Financial Measures
We sometimes use financial measures that are derived from the consolidated financial statements but that are not presented in accordance with accounting principles generally accepted in the U.S. (GAAP) to understand and evaluate our current operating performance and to allow for period-to-period comparisons. We believe these non-GAAP financial measures may also provide useful information to investors and others. These non-GAAP measures may not be comparable to similarly titled non-GAAP measures of other companies, and should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flow or liquidity prepared in accordance with GAAP. We are providing a reconciliation of reported non-GAAP financial measures to their comparable financial measures on a GAAP basis.

The following table presents the components of our total net special items and the reconciliation of pre-tax income (loss) and net income (loss) (GAAP measures) to pre-tax income (loss) excluding net special items and net income (loss) excluding net special items (non-GAAP measures). Management uses pre-tax income (loss) excluding net special items and net income (loss) excluding net special items to evaluate our current operating performance and to allow for period-to-period comparisons. As net special items may vary from period-to-period in nature and amount, the adjustment to exclude net special items allows management an additional tool to understand our core operating performance.

	Year Ended December 31,
	2020	2019
	(In millions)
Components of Total Special Items, Net: (1)
PSP1 Financial Assistance (2)	$(3,710)	$—
Fleet impairment (3)	1,484	213
Severance expenses (4)	1,408	11
Labor contract expenses (5)	228	—
Mark-to-market adjustments on bankruptcy obligations, net (6)	(49)	(11)
Fleet restructuring expenses (7)	—	271
Merger integration expenses (8)	—	191
Litigation reserve adjustments	—	(53)
Other operating special items, net	(18)	13
Mainline operating special items, net	(657)	635

PSP1 Financial Assistance (2)	(444)	—
Fleet impairment (3)	117	—
Severance expenses (4)	18	—
Other operating special items, net	—	6
Regional operating special items, net	(309)	6
Operating special items, net	(966)	641

Mark-to-market adjustments on equity and other investments, net (9)	135	(5)
Debt refinancing, extinguishment and other, net	35	8
Nonoperating special items, net	170	3
Pre-tax special items, net	(796)	644
Total special items, net	$(796)	$644

Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$(11,453)	$2,256
Adjusted for: Pre-tax special items, net	(796)	644
Pre-tax income (loss) excluding net special items	$(12,249)	$2,900

Reconciliation of Net Income (Loss) Excluding Net Special Items:
Net income (loss) – GAAP	$(8,885)	$1,686
Adjusted for: Total special items, net	(796)	644
Adjusted for: Net tax effect of net special items	170	(151)
Net income (loss) excluding net special items	$(9,511)	$2,179

(1)See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on net special items.
(2)PSP1 Financial Assistance represents recognition of financial assistance received from Treasury pursuant to the PSP1 Agreement. See Note 1(b) to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information.

(3)The 2020 fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven by the severe decline in air travel due to the COVID-19 pandemic. Aircraft retired include Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300, Embraer 190, certain Embraer 140 and Bombardier CRJ200 aircraft. This included a $1.5 billion non-cash write-down of mainline and regional aircraft and spare parts and $109 million in cash charges primarily for impairment of right-of-use (ROU) assets and lease return costs. See Note 1(g) to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information related to these charges.
The 2019 fleet impairment principally included a non-cash write-down of aircraft related to the retirement of our Embraer 190 fleet.
(4)The 2020 severance expenses included salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments related to these charges for the year ended December 31, 2020 were approximately $365 million.
The 2019 severance expenses primarily included costs associated with reductions of management and support staff team members.
(5)Labor contract expenses primarily related to one-time charges resulting from the ratification of a new contract with the TWU-IAM Association for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(6)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG’s stock price.
(7)Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.
(8)Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.
(9)Mark-to-market adjustments on equity and other investments, net primarily related to net unrealized gains and losses associated with our equity investment in China Southern Airlines and certain treasury rate lock derivative instruments.

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

	Year Ended December 31,
	2020	2019
Reconciliation of Total Operating Costs per Available Seat Mile (CASM) Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$27,758	$42,703
Operating net special items (1):
Mainline operating special items, net	657	(635)
Regional operating special items, net	309	(6)
Fuel:
Aircraft fuel and related taxes – mainline	(2,581)	(7,526)
Aircraft fuel and related taxes – regional	(821)	(1,869)
Total operating expenses, excluding net special items and fuel	$25,322	$32,667
(In millions)
Total Available Seat Miles (ASM)	143,167	285,088
(In cents)
Total operating CASM	19.39	14.98
Operating net special items per ASM (1):
Mainline operating special items, net	0.46	(0.22)
Regional operating special items, net	0.22	—
Fuel per ASM:
Aircraft fuel and related taxes – mainline	(1.80)	(2.64)
Aircraft fuel and related taxes – regional	(0.57)	(0.66)
Total operating CASM, excluding net special items and fuel	17.69	11.46

(1)See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on net special items.

Selected Consolidated Financial Data of American
The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended and as of December 31, 2020, 2019, 2018, 2017 and 2016 are derived from American’s audited consolidated financial statements.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In millions)
Consolidated Statements of Operations data:
Total operating revenues	$17,335	$45,761	$44,530	$42,610	$40,125
Total operating expenses	27,559	42,714	41,807	38,405	35,045
Operating income (loss)	(10,224)	3,047	2,723	4,205	5,080
Net income (loss)	(8,450)	1,972	1,658	1,285	2,689

Consolidated Balance Sheet data (at end of period):
Total assets	$69,215	$71,890	$70,878	$61,401	$60,428
Debt and finance leases	28,982	23,042	23,197	23,294	22,577
Pension and postretirement obligations (1)	7,089	6,037	6,893	7,550	7,904
Operating lease liabilities	8,380	9,083	9,496	—	—
Stockholder’s equity	4,348	13,422	11,770	9,888	8,578

(1)Substantially all defined benefit pension plans were frozen effective November 1, 2012. See Note 8 to American's Consolidated Financial Statements in Part II, Item 8B for further information on pension and postretirement benefits.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2020 Financial Overview
Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, testing regimes, closing of borders, “stay at home” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While our business performed largely as expected in January and February of 2020, a severe reduction in air travel starting in March 2020 resulted in our total operating revenues decreasing approximately 62% in 2020 as compared to 2019. While the length and severity of the reduction in demand due to the COVID-19 pandemic is uncertain, we expect our results of operations for 2021 to be severely impacted.
We have taken aggressive actions to mitigate the effects of the COVID-19 pandemic on our business including deep capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position. We remain extremely focused on taking all self-help measures available to manage our business during this unprecedented time, consistent with the terms of the financial assistance we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law).
Capacity Reductions
We have significantly reduced our capacity (as measured by available seat miles), with 2020 flying decreasing by 50% year-over-year. Domestic capacity in 2020 was down 41% year-over-year while international capacity was down 68% year-over-year.
We also reset our international capacity and network for 2021 in response to the severe decline in demand. We have exited 19 international routes from six hubs. These changes will allow us to operate more efficiently when demand returns.
We currently expect our first quarter 2021 system capacity to decrease by 45% as compared to the first quarter of 2019. The demand environment continues to be uncertain as COVID-19 cases have continued to fluctuate in jurisdictions to which we fly and travel restrictions have generally remained in place. Due to this uncertainty, we will continue to adjust our future capacity to match observed booking trends for future travel and make further adjustments to our capacity as needed.
Fleet
To better align our network with lower passenger demand, we accelerated the retirement of Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. These retirements remove complexity from our operation and bring forward cost savings and efficiencies associated with operating fewer aircraft types. See Note 1(g) to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on the accounting for our fleet retirements. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our current fleet and may decide to permanently retire additional aircraft. In addition, we have placed a number of Boeing 737-800 and certain regional aircraft into temporary storage.
Cost Reductions
We moved quickly to better align our costs with our reduced schedule. In aggregate, we estimate that we reduced our 2020 operating and capital expenditures by more than $17 billion. These savings were achieved primarily through capacity reductions. In addition, we implemented a series of actions, including the accelerated fleet retirements discussed above as well as reductions in maintenance expense and $700 million in non-aircraft capital expenditures through less fleet modification work, the elimination of ground service equipment purchases and pausing non-critical facility investments and information technology projects. We also suspended all non-essential hiring, paused non-contractual pay rate increases, reduced executive and board of director compensation, implemented voluntary leave and early retirement programs and decreased our management and support staff team, including officers, by approximately 30%. In total, more than 20,000 team members have opted for an early retirement or long-term partially paid leave. Additionally, we have made reductions in marketing, contractor, event and training expenses as well as consolidated space at airport facilities.

Due to the effects of the COVID-19 pandemic, we involuntarily furloughed certain team members starting October 1, 2020, and subsequently recalled the team members covered by the PSP2 financial assistance effective December 1, 2020 (see Note 18 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information).
On February 5, 2021, we informed approximately 13,000 U.S.-based team members of the possibility of a workforce reduction at their work location. We expect that any workforce reductions will take effect on or after April 1, 2021. In connection with this notification, we announced the reopening of the voluntary early out and long-term leave of absence programs for team members of certain represented workgroups. Eligible team members must opt in by February 26, 2021 for the early out program and March 12, 2021 for the voluntary leave program.
Liquidity
As of December 31, 2020, we had $14.3 billion in total available liquidity, consisting of $6.9 billion in unrestricted cash and short-term investments, $7.0 billion in an undrawn term loan facility under the CARES Act and a total of $446 million in undrawn short-term revolving and other facilities.
During 2020, we completed the following financing transactions (see Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information):
•refinanced the $1.2 billion 2014 Term Loan Facility at a lower interest rate and extended the maturity from 2021 to 2027;
•issued $500 million in aggregate principal amount of 3.75% unsecured senior notes due 2025;
•raised $1.0 billion from the senior secured delayed draw term loan credit facility (Delayed Draw Term Loan Credit Facility);
•borrowed $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility;
•issued $1.0 billion in aggregate principal amount of 6.50% convertible senior notes due 2025;
•issued 85.2 million shares of AAG common stock at a price of $13.50 per share and 44.3 million shares of AAG common stock at a price of $12.975 per share pursuant to two underwritten public offerings of common stock for aggregate net proceeds of $1.7 billion;
•issued $2.5 billion in aggregate principal amount of 11.75% senior secured notes due 2025 and used the proceeds thereof, in part, to repay the $1.0 billion Delayed Draw Term Loan Credit Facility that we borrowed in March 2020;
•issued approximately $360 million in special facility revenue bonds, of which $47 million was used to fund the redemption of certain outstanding bonds;
•entered into a $7.5 billion secured term loan facility with the U.S. Department of Treasury (Treasury) (the Treasury Loan Agreement), of which we borrowed $550 million;
•issued $1.2 billion in aggregate principal amount of two series of 10.75% senior secured notes due 2026 secured by various collateral;
•issued 68.6 million shares of AAG common stock at an average price of $12.87 per share pursuant to an at-the-market offering for net proceeds of $869 million (see Note 18 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information);
•raised $665 million principally from aircraft sale-leaseback transactions as well as $351 million from asset sales primarily related to previously parked aircraft; and
•received approximately $600 million of proceeds from enhanced equipment trust certificates (EETCs) and other aircraft and flight equipment financings, of which $17 million was used to repay existing indebtedness.

In addition to the foregoing financings, we received an aggregate of $6.0 billion in financial assistance through PSP1 established under the CARES Act, all of which was received by the end of September 2020. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP1 Promissory Note) to Treasury for $1.8 billion in aggregate principal amount and warrants to purchase up to an aggregate of approximately 14.1 million shares (the PSP1 Warrant Shares) of AAG common stock. See Note 1(b) to AAG’s Consolidated Financial Statements in Part II, Item 8A for further discussion on PSP1.
In January 2021, we received $1.5 billion (of an expected total of at least $3.0 billion) in financial assistance through PSP2 established under the PSP Extension Law. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP2 Promissory Note) to Treasury for an initial principal sum of approximately $433 million and warrants to purchase up to an aggregate of approximately 2.8 million shares (the PSP2 Warrant Shares) of AAG common stock. See Note 18 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further discussion on PSP2.
Also, we are permitted to, and have, deferred payment of the employer portion of Social Security taxes through the end of 2020 (with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022). This deferral provided approximately $350 million in additional liquidity during 2020. Additionally, we have suspended our capital return program, including share repurchases and the payment of future dividends for at least the period that the restrictions imposed by the CARES Act and the PSP Extension Law are applicable.
We continue to evaluate future financing opportunities and work with third-party appraisers on valuations of our remaining unencumbered assets.
A significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value, collateral coverage and/or debt service coverage ratio covenants.
Given the above actions and our current assumptions about the future impact of the COVID-19 pandemic on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings and funds from government assistance obtained pursuant to the CARES Act and the PSP Extension Law) and projected cash flows from operations.
See Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on our debt obligations.

AAG’s 2020 Results
The selected financial data presented below is derived from AAG’s audited consolidated financial statements included in Part II, Item 8A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Passenger revenue	$14,518	$42,010	$(27,492)	(65.4)
Cargo revenue	769	863	(94)	(10.8)
Other operating revenue	2,050	2,895	(845)	(29.2)
Total operating revenues	17,337	45,768	(28,431)	(62.1)
Mainline and regional aircraft fuel and related taxes	3,402	9,395	(5,993)	(63.8)
Salaries, wages and benefits	10,960	12,609	(1,649)	(13.1)
Total operating expenses	27,758	42,703	(14,945)	(35.0)
Operating income (loss)	(10,421)	3,065	(13,486)	nm (2)
Pre-tax income (loss)	(11,453)	2,256	(13,709)	nm
Income tax provision (benefit)	(2,568)	570	(3,138)	nm
Net income (loss)	(8,885)	1,686	(10,571)	nm

Pre-tax income (loss) – GAAP	$(11,453)	$2,256	$(13,709)	nm
Adjusted for: Pre-tax net special items (1)	(796)	644	(1,440)	nm
Pre-tax income (loss) excluding net special items	$(12,249)	$2,900	$(15,149)	nm

(1)See Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for details on the components of net special items.
(2)Not meaningful or greater than 100% change.
Pre-Tax Income (Loss) and Net Income (Loss)
Pre-tax loss and net loss were $11.5 billion and $8.9 billion, respectively, in 2020. This compares to 2019 pre-tax income and net income of $2.3 billion and $1.7 billion, respectively. The year-over-year decrease in our pre-tax income was principally driven by lower revenues as a result of a severe decline in passenger demand and government travel restrictions related to the outbreak and spread of COVID-19. This decline in revenues was offset in part by a decrease in expenses due to our reduced schedule and cost reduction actions described above. Additionally, we recognized $796 million of net special credits in 2020 driven principally by the PSP1 financial assistance (the PSP1 Financial Assistance), offset in part by severance expenses and fleet impairment charges. See Notes 1 and 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on the PSP1 Financial Assistance and net special items, respectively.
Excluding the effects of pre-tax net special items, pre-tax loss was $12.2 billion in 2020 and pre-tax income was $2.9 billion in 2019. The year-over-year decrease in our pre-tax income excluding pre-tax net special items was principally driven by lower revenues and decreased expenses due to our reduced schedule and cost reduction actions as described above.
Revenue
In 2020, we reported total operating revenues of $17.3 billion, a decrease of $28.4 billion, or 62.1%, as compared to 2019. Passenger revenue was $14.5 billion, a decrease of $27.5 billion, or 65.4%, as compared to 2019. The decrease in passenger revenue in 2020 was due to a severe decline in passenger demand and government travel restrictions related to the COVID-19 pandemic, resulting in a 61.9% decrease in revenue passenger miles (RPMs) and a 20.5 point decrease in passenger load factor.

In 2020, cargo revenue was $769 million, a decrease of $94 million, or 10.8%, as compared to 2019, primarily due to a 44.4% decrease in cargo ton miles reflecting declines in freight volumes, principally as a result of international schedule reductions, which was offset in part by a 60.5% increase in yield as a result of rate increases.
Other operating revenue decreased $845 million, or 29.2%, in 2020 as compared to 2019, driven primarily by lower revenue associated with our loyalty program and airport clubs.
Our total revenue per available seat mile (TRASM) was 12.11 cents in 2020, a 24.6% decrease as compared to 16.05 cents in 2019.
Fuel
Our mainline and regional fuel expense totaled $3.4 billion in 2020, which was $6.0 billion, or 63.8%, lower compared to 2019. This decrease was primarily driven by a 49.4% decrease in gallons of fuel consumed as a result of lower capacity and a 28.5% decrease in the average price per gallon of aircraft fuel including related taxes to $1.48 in 2020 from $2.07 in 2019.
As of December 31, 2020, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. We do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, our future fuel needs remain unclear due to uncertainties regarding air travel demand and any hedging would potentially require significant capital or collateral to be placed at risk. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. In particular, the COVID-19 pandemic has resulted in a very rapid deterioration in general economic conditions, particularly as applicable to the travel industry.
Our 2020 total cost per available seat mile (CASM) was 19.39 cents, an increase of 29.4%, from 14.98 cents in 2019. Lower than planned capacity in 2020 due to decreased passenger demand and government travel restrictions related to the COVID-19 pandemic drove the increase in our CASM, offset in part by the PSP1 Financial Assistance recognized in 2020.
Our 2020 CASM excluding net special items and fuel was 17.69 cents, an increase of 54.4%, from 11.46 cents in 2019. The increase was primarily driven by lower capacity in 2020 as described above.
For a reconciliation of total operating CASM to total operating CASM excluding net special items and fuel, see Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures.”

AAG’s Results of Operations
As discussed above, our results of operations for 2020 were significantly impacted by the COVID-19 pandemic. As a result, the comparison of our 2020 operating statistics and financial results to 2019 are largely not meaningful. Refer to the "2020 Financial Overview" above for discussion of our 2020 financial results and the impact of the COVID-19 pandemic on our business.
For a comparison of the 2019 to 2018 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations – 2019 Compared to 2018” of our 2019 Form 10-K.
Operating Statistics
The table below sets forth selected operating data for the years ended December 31, 2020 and 2019.

	Year Ended December 31,		Increase (Decrease)
	2020	2019
Revenue passenger miles (millions) (a)	91,825	241,252	(61.9)%
Available seat miles (millions) (b)	143,167	285,088	(49.8)%
Passenger load factor (percent) (c)	64.1	84.6	(20.5)pts
Yield (cents) (d)	15.81	17.41	(9.2)%
Passenger revenue per available seat mile (cents) (e)	10.14	14.74	(31.2)%
Total revenue per available seat mile (cents) (f)	12.11	16.05	(24.6)%
Aircraft at end of period (g)	1,399	1,547	(9.6)%
Fuel consumption (gallons in millions)	2,297	4,537	(49.4)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.48	2.07	(28.5)%
Full-time equivalent employees at end of period	102,700	133,700	(23.2)%
Operating cost per available seat mile (cents) (h)	19.39	14.98	29.4%

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
(g)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes 22 mainline and 27 regional aircraft that are in temporary storage as follows: 22 Boeing 737-800, 18 Embraer 140, seven Embraer 175 and two Embraer 145.
(h)Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.

Operating Revenues

	Year Ended December 31,		Decrease	Percent Decrease
	2020	2019
	(In millions, except percentage changes)
Passenger	$14,518	$42,010	$(27,492)	(65.4)
Cargo	769	863	(94)	(10.8)
Other	2,050	2,895	(845)	(29.2)
Total operating revenues	$17,337	$45,768	$(28,431)	(62.1)
This table presents our passenger revenue and the year-over-year change in certain operating statistics:

		Decrease vs. Year Ended December 31, 2019
	Year Ended December 31, 2020	Passenger Revenue	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$14,518	(65.4)%	(61.9)%	(49.8)%	(20.5)pts	(9.2)%	(31.2)%
Total operating revenues in 2020 decreased $28.4 billion, or 62.1%, from 2019, primarily due to a severe decline in passenger demand and government travel restrictions related to the COVID-19 pandemic.
Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,581	$7,526	$(4,945)	(65.7)
Salaries, wages and benefits	10,960	12,609	(1,649)	(13.1)
Maintenance, materials and repairs	1,583	2,380	(797)	(33.5)
Other rent and landing fees	1,536	2,055	(519)	(25.3)
Aircraft rent	1,341	1,326	15	1.1
Selling expenses	513	1,602	(1,089)	(68.0)
Depreciation and amortization	2,040	1,982	58	3.0
Mainline operating special items, net	(657)	635	(1,292)	nm
Other	2,969	5,087	(2,118)	(41.6)
Regional expenses:
Aircraft fuel and related taxes	821	1,869	(1,048)	(56.1)
Other	4,071	5,632	(1,561)	(27.7)
Total operating expenses	$27,758	$42,703	$(14,945)	(35.0)
Total operating expenses decreased $14.9 billion, or 35.0%, in 2020 from 2019 due to our reduced schedule and cost reduction actions as described in the "2020 Financial Overview" above.
Depreciation and amortization increased $58 million, or 3.0%, in 2020 from 2019 due in part to accelerated depreciation for certain aircraft and related equipment expected to be retired earlier than planned. Depreciation associated with facility improvements also contributed to the increase.

Operating Special Items, Net

	Year Ended December 31,
	2020	2019
	(In millions)
PSP1 Financial Assistance (1)	$(3,710)	$—
Fleet impairment (2)	1,484	213
Severance expenses (3)	1,408	11
Labor contract expenses (4)	228	—
Mark-to-market adjustments on bankruptcy obligations, net (5)	(49)	(11)
Fleet restructuring expenses (6)	—	271
Merger integration expenses (7)	—	191
Litigation reserve adjustments	—	(53)
Other operating special items, net	(18)	13
Mainline operating special items, net	(657)	635

PSP1 Financial Assistance (1)	(444)	—
Fleet impairment (2)	117	—
Severance expenses (3)	18	—
Other operating special items, net	—	6
Regional operating special items, net	(309)	6
Operating special items, net	$(966)	$641

(1)PSP1 Financial Assistance represents recognition of financial assistance received from Treasury pursuant to the PSP1 Agreement. See Note 1(b) to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information.
(2)The 2020 fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven by the severe decline in air travel due to the COVID-19 pandemic. Aircraft retired include Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300, Embraer 190, certain Embraer 140 and Bombardier CRJ200 aircraft. This included a $1.5 billion non-cash write-down of mainline and regional aircraft and spare parts and $109 million in cash charges primarily for impairment of right-of-use (ROU) assets and lease return costs. See Note 1(g) to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information related to these charges.
The 2019 fleet impairment principally included a non-cash write-down of aircraft related to the retirement of our Embraer 190 fleet.
(3)The 2020 severance expenses included salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments related to these charges for the year ended December 31, 2020 were approximately $365 million.
The 2019 severance expenses primarily included costs associated with reductions of management and support staff team members.
(4)Labor contract expenses primarily related to one-time charges resulting from the ratification of a new contract with the TWU-IAM Association for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(5)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG’s stock price.
(6)Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.

(7)Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.
Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Interest income	$41	$127	$(86)	(67.7)
Interest expense, net	(1,227)	(1,095)	(132)	12.0
Other income, net	154	159	(5)	(3.2)
Total nonoperating expense, net	$(1,032)	$(809)	$(223)	27.5
Interest income decreased in 2020 compared to 2019 primarily as a result of lower returns on our short-term investments. Interest expense, net increased in 2020 compared to 2019 primarily due to the issuance of debt and lower capitalized interest offset in part by lower interest expense on our variable-rate debt.
In 2020, other nonoperating income, net included $329 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $170 million of net special charges principally for mark-to-market unrealized losses associated with our equity investment in China Southern Airlines and certain treasury rate lock derivative instruments and $24 million of net foreign currency losses, primarily associated with losses from Latin American currencies.
In 2019, other nonoperating income, net principally included $183 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $32 million of net foreign currency losses, primarily associated with losses from Latin American currencies.
The increase in non-service related pension and other postretirement benefit plan income in 2020 as compared to 2019 is principally due to an increase in the expected return on pension plan assets.
Income Taxes
In 2020, we recorded an income tax benefit of $2.6 billion at an effective rate of approximately 22%. Substantially all of our income or loss before income taxes is attributable to the United States. At December 31, 2020, we had approximately $16.5 billion of federal NOLs available to reduce future federal taxable income, of which $8.5 billion will expire beginning in 2023 if unused and $8.0 billion can be carried forward indefinitely. We also had approximately $5.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2020, which will expire in taxable years 2020 through 2040 if unused.
In 2019, we recorded an income tax provision of $570 million at an effective rate of approximately 25%, which was substantially non-cash.
See Note 7 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on income taxes.
American’s Results of Operations
As discussed above, American’s results of operations for 2020 were significantly impacted by the COVID-19 pandemic. As a result, the comparison of American’s 2020 financial results to 2019 are largely not meaningful. Refer to the "2020 Financial Overview" above for discussion of American’s 2020 financial results and the impact of the COVID-19 pandemic on American’s business.
For a comparison of the 2019 to 2018 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “American’s Results of Operations – 2019 Compared to 2018” of American’s 2019 Form 10-K.

Operating Revenues

	Year Ended December 31,		Decrease	Percent Decrease
	2020	2019
	(In millions, except percentage changes)
Passenger	$14,518	$42,010	$(27,492)	(65.4)
Cargo	769	863	(94)	(10.8)
Other	2,048	2,888	(840)	(29.1)
Total operating revenues	$17,335	$45,761	$(28,426)	(62.1)
Total operating revenues in 2020 decreased $28.4 billion, or 62.1%, from 2019, primarily due to a severe decline in passenger demand and government travel restrictions related to the COVID-19 pandemic.
Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,581	$7,526	$(4,945)	(65.7)
Salaries, wages and benefits	10,955	12,600	(1,645)	(13.1)
Maintenance, materials and repairs	1,583	2,380	(797)	(33.5)
Other rent and landing fees	1,536	2,055	(519)	(25.3)
Aircraft rent	1,341	1,326	15	1.1
Selling expenses	513	1,602	(1,089)	(68.0)
Depreciation and amortization	2,040	1,982	58	3.0
Mainline operating special items, net	(657)	635	(1,292)	nm
Other	2,991	5,090	(2,099)	(41.3)
Regional expenses:
Aircraft fuel and related taxes	821	1,869	(1,048)	(56.1)
Other	3,855	5,649	(1,794)	(31.8)
Total operating expenses	$27,559	$42,714	$(15,155)	(35.5)
Total operating expenses decreased $15.2 billion, or 35.5%, in 2020 from 2019 due to American's reduced schedule and cost reduction actions as described in the "2020 Financial Overview" above.
Depreciation and amortization increased $58 million, or 3.0%, in 2020 from 2019 due in part to accelerated depreciation for certain aircraft and related equipment expected to be retired earlier than planned. Depreciation associated with facility improvements also contributed to the increase.

Operating Special Items, Net

	Year Ended December 31,
	2020	2019
	(In millions)
PSP1 Financial Assistance (1)	$(3,710)	$—
Fleet impairment (2)	1,484	213
Severance expenses (3)	1,408	11
Labor contract expenses (4)	228	—
Mark-to-market adjustments on bankruptcy obligations, net (5)	(49)	(11)
Fleet restructuring expenses (6)	—	271
Merger integration expenses (7)	—	191
Litigation reserve adjustments	—	(53)
Other operating special items, net	(18)	13
Mainline operating special items, net	(657)	635

PSP1 Financial Assistance (1)	(444)	—
Fleet impairment (2)	106	—
Regional operating special items, net	(338)	—
Operating special items, net	$(995)	$635

(1)PSP1 Financial Assistance represents recognition of financial assistance received from Treasury pursuant to the PSP1 Agreement. See Note 1(b) to American’s Consolidated Financial Statements in Part II, Item 8B for further information.
(2)The 2020 fleet impairment resulted from American's decision to retire certain aircraft earlier than planned driven by the severe decline in air travel due to the COVID-19 pandemic. Aircraft retired include Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300, Embraer 190, certain Embraer 140 and Bombardier CRJ200 aircraft. This included a $1.5 billion non-cash write-down of mainline and regional aircraft and spare parts and $109 million in cash charges primarily for impairment of ROU assets and lease return costs. See Note 1(g) to American’s Consolidated Financial Statements in Part II, Item 8B for further information related to these charges.
The 2019 fleet impairment principally included a non-cash write-down of aircraft related to the retirement of American’s Embraer 190 fleet.
(3)The 2020 severance expenses included salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments related to these charges for the year ended December 31, 2020 were approximately $365 million.
The 2019 severance expenses primarily included costs associated with reductions of management and support staff team members.
(4)Labor contract expenses primarily related to one-time charges resulting from the ratification of a new contract with the TWU-IAM Association for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(5)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG’s stock price.
(6)Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.
(7)Merger integration expenses included costs associated with integration projects, principally American’s technical operations, flight attendant, human resources and payroll systems.

Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2020	2019
	(In millions, except percentage changes)
Interest income	$337	$515	$(178)	(34.7)
Interest expense, net	(1,171)	(1,109)	(62)	5.6
Other income, net	155	152	3	2.3
Total nonoperating expense, net	$(679)	$(442)	$(237)	53.7
Interest income decreased in 2020 compared to 2019 primarily as a result of lower returns on American's short-term investments and lower interest-bearing related party receivables from American's parent company, AAG. Interest expense, net increased in 2020 compared to 2019 primarily due to the issuance of debt and lower capitalized interest offset in part by lower interest expense on American's variable-rate debt.
In 2020, other nonoperating income, net included $329 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $170 million of net special charges principally for mark-to-market unrealized losses associated with American’s equity investment in China Southern Airlines and certain treasury rate lock derivative instruments and $24 million of net foreign currency losses, primarily associated with losses from Latin American currencies.
In 2019, other nonoperating income, net principally included $183 million of non-service related pension and other postretirement benefit plan income. This income was offset in part by $32 million of net foreign currency losses, primarily associated with losses from Latin American currencies.
The increase in non-service related pension and other postretirement benefit plan income in 2020 as compared to 2019 is principally due to an increase in the expected return on pension plan assets.
Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In 2020, American recorded an income tax benefit of $2.5 billion at an effective rate of approximately 22%. Substantially all of American’s income or loss before income taxes is attributable to the United States. At December 31, 2020, American had approximately $16.5 billion of federal NOLs available to reduce future federal taxable income, of which $8.9 billion will expire beginning in 2023 if unused and $7.6 billion can be carried forward indefinitely. American also had approximately $5.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2020, which will expire in taxable years 2020 through 2040 if unused.
In 2019, American recorded an income tax provision of $633 million at an effective rate of approximately 24%, which was substantially non-cash.
See Note 5 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on income taxes.

Liquidity and Capital Resources
Liquidity
At December 31, 2020, AAG had $14.3 billion in total available liquidity and $609 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	December 31,		December 31,
	2020	2019	2020	2019
Cash	$245	$280	$231	$267
Short-term investments	6,619	3,546	6,617	3,543
Undrawn facilities	7,396	3,243	7,396	3,243
Total available liquidity	$14,260	$7,069	$14,244	$7,053
Given the actions we have taken in response to the COVID-19 pandemic and our assumptions about its future impact on travel demand, which could be materially different due to the current inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings and funds from government assistance obtained pursuant to the CARES Act and the PSP Extension Law) and projected cash flows from operations.
Share Repurchase Programs and Cash Dividends
In 2020, we repurchased 6.4 million shares of AAG common stock for $145 million at a weighted average cost per share of $22.77, all of which were purchased in the first quarter of 2020.
In January 2020, our Board of Directors declared a cash dividend of $0.10 per share for stockholders of record as of February 5, 2020 and paid on February 19, 2020, totaling $43 million.
We have suspended our capital return program, including share repurchases and the payment of future dividends. In connection with our receipt of financial assistance under PSP1 and PSP2, we agreed not to repurchase shares of or make dividend payments in respect of AAG common stock through at least March 31, 2022. In addition, we have entered into the Treasury Loan Agreement, and, as a result, we are further prohibited from repurchasing shares of AAG common stock and paying dividends on AAG common stock through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid.
Certain Covenants
Certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV) or collateral coverage ratio covenants and require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the LTV or collateral coverage ratio exceeds a specified threshold or if the value of the appraised collateral fails to meet a specified threshold, as the case may be, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part, or the interest rate for the financing under such agreements will be increased. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing collateral coverage tests. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our Treasury Term Loan Facility contains a debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in mandatory prepayment of the Treasury Term Loan Facility. For further information regarding our debt covenants, see Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 3 to American’s Consolidated Financial Statements in Part II, Item 8B.

Sources and Uses of Cash
For a comparison of the 2019 and 2018 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Sources and Uses of Cash” of our 2019 Form 10-K.
AAG
Operating Activities
Our net cash used in operating activities was $6.5 billion in 2020 as compared to net cash provided by operating activities of $3.8 billion in 2019. The $10.4 billion year-over-year decrease in operating cash flows was primarily due to a net loss in 2020. The net loss was driven by lower revenues as a result of a severe decline in passenger demand and government travel restrictions related to the outbreak and spread of COVID-19, offset in part by a decrease in expenses due to our reduced schedule and cost reduction actions. Additionally, we received cash proceeds of $4.2 billion in 2020 associated with the PSP1 Financial Assistance. In 2020, we also recorded a $1.4 billion special charge for salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs. Approximately $365 million of this charge has been paid to team members in 2020. We expect cash payments under these programs of approximately $600 million in 2021 with the remaining payments in 2022 and beyond.
Investing Activities
Our net cash used in investing activities was $4.3 billion and $2.2 billion in 2020 and 2019, respectively.
Our principal investing activities in 2020 included $3.1 billion in net purchases of short-term investments, expenditures of $2.0 billion for property and equipment, including 16 Airbus A321neo aircraft, eight Embraer 175 aircraft, three Bombardier CRJ900 aircraft and the harmonization of interior configurations across the mainline fleet as well as a $308 million increase in restricted short-term investments primarily related to cash proceeds from special facility revenue bonds. These cash outflows were offset in part by $665 million of proceeds primarily from aircraft sale-leaseback transactions, $351 million of proceeds from the sale of property and equipment and $90 million of proceeds from a vendor.
Our principal investing activities in 2019 included expenditures of $4.3 billion for property and equipment, including 21 Embraer 175 aircraft, 12 Bombardier CRJ900 aircraft, 12 Airbus A321neo aircraft, four Boeing 737 MAX Family aircraft and two Boeing 787 Family aircraft. These cash outflows were offset in part by $960 million in net sales of short-term investments, $850 million of proceeds primarily from aircraft sale-leaseback transactions and $250 million in proceeds from a vendor.
Financing Activities
Our net cash provided by financing activities was $11.0 billion in 2020 as compared to net cash used in financing activities of $1.6 billion in 2019.
Our principal financing activities in 2020 included $11.8 billion in proceeds from the issuance of debt and $3.0 billion in proceeds from the issuance of equity. These proceeds principally include $2.8 billion borrowed under the 2014 Revolving Facility, the 2013 Revolving Facility and the April 2016 Revolving Facility, $2.5 billion in aggregate principal amount of 11.75% senior secured notes, $1.8 billion in aggregate principal amount under the PSP1 Promissory Note, $1.2 billion in aggregate principal amount of two series of 10.75% senior secured notes due 2026, $1.0 billion in aggregate principal amount of AAG’s 6.50% convertible senior notes, $1.0 billion under the Delayed Draw Term Loan Credit Facility, $600 million in connection with the issuance of equipment notes related to EETCs and the financing of certain aircraft, $550 million under the Treasury Term Loan Facility, $500 million in aggregate principal amount of 3.75% unsecured senior notes due 2025 and the $360 million issuance of special facility revenue bonds as well as $1.7 billion of net proceeds from two underwritten public offerings of common stock and $869 million of net proceeds from an at-the-market offering of common stock. These cash inflows were offset in part by $3.5 billion in debt repayments, consisting of approximately $2.5 billion in scheduled debt repayments, including repayment of $500 million of 4.625% senior notes, and the prepayment of the $1.0 billion Delayed Draw Term Loan Credit Facility, as well as $216 million in share repurchases and dividend payments (which occurred in the first quarter of 2020).

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
American
Operating Activities
American’s net cash used in operating activities was $1.4 billion in 2020 as compared to net cash provided by operating activities of $2.4 billion in 2019. The $3.9 billion year-over-year decrease in operating cash flows was primarily due to a net loss in 2020, offset in part by intercompany cash receipts from AAG's financing transactions. The net loss was driven by lower revenues as a result of a severe decline in passenger demand and government travel restrictions related to the outbreak and spread of COVID-19, offset in part by a decrease in expenses due to American's reduced schedule and cost reduction actions. Additionally, American received cash proceeds of $3.7 billion in 2020 associated with the PSP1 Financial Assistance. In 2020, American also recorded a $1.4 billion special charge for salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs. Approximately $365 million of this charge has been paid to team members in 2020. American expects cash payments under these programs of approximately $600 million in 2021 with the remaining payments in 2022 and beyond.
Investing Activities
American’s net cash used in investing activities was $4.3 billion and $2.1 billion in 2020 and 2019, respectively.
American’s principal investing activities in 2020 included $3.1 billion in net purchases of short-term investments, expenditures of $1.9 billion for property and equipment, including 16 Airbus A321neo aircraft, eight Embraer 175 aircraft, three Bombardier CRJ900 aircraft and the harmonization of interior configurations across the mainline fleet as well as a $308 million increase in restricted short-term investments primarily related to cash proceeds from special facility revenue bonds. These cash outflows were offset in part by $665 million of proceeds primarily from aircraft sale-leaseback transactions, $351 million of proceeds from the sale of property and equipment and $90 million of proceeds from a vendor.
American’s principal investing activities in 2019 included expenditures of $4.2 billion for property and equipment, including 21 Embraer 175 aircraft, 12 Bombardier CRJ900 aircraft, 12 Airbus A321neo aircraft, four Boeing 737 MAX Family aircraft and two Boeing 787 Family aircraft. These cash outflows were offset in part by $960 million in net sales of short-term investments, $850 million of proceeds primarily from aircraft sale-leaseback transactions and $250 million in proceeds from a vendor.
Financing Activities
American’s net cash provided by financing activities was $5.8 billion in 2020 as compared to net cash used in financing activities of $282 million in 2019.
American’s principal financing activities in 2020 included $9.0 billion in proceeds from the issuance of debt, including $2.8 billion borrowed under the 2014 Revolving Facility, the 2013 Revolving Facility and the April 2016 Revolving Facility, $2.5 billion in aggregate principal amount of 11.75% senior secured notes, $1.2 billion in aggregate principal amount of two series of 10.75% senior secured notes due 2026, $1.0 billion under the Delayed Draw Term Loan Credit Facility, $600 million in connection with the issuance of equipment notes related to EETCs and the financing of certain aircraft, $550 million under the Treasury Term Loan Facility and the $360 million issuance of special facility revenue bonds. These cash inflows were offset in part by $3.0 billion in debt repayments, consisting of approximately $2.0 billion in scheduled debt repayments and the prepayment of the $1.0 billion Delayed Draw Term Loan Credit Facility.
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
Pass-Through Trusts
American currently operates 350 owned aircraft and 24 leased aircraft, and owns 62 spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of the spare engine EETCs, the trusts allow American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2020, $11.0 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities; however, American concluded it is not the primary beneficiary under these leasing arrangements and accounts for the majority of its EETC leveraged lease financings as operating leases. American’s total future payments to the trusts of each of the relevant EETCs under these leveraged lease financings are $78 million as of December 31, 2020, which are reflected in the operating lease obligations in Note 6 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 4 to American’s Consolidated Financial Statements in Part II, Item 8B.

Letters of Credit and Other
We provide financial assurance, such as letters of credit, surety bonds or restricted cash and investments, primarily to support projected workers’ compensation obligations and airport commitments. As of December 31, 2020, we had $476 million of letters of credit and surety bonds securing various obligations, of which $110 million is collateralized with our restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2024.
Contractual Obligations
The following table provides details of our future cash contractual obligations as of December 31, 2020 (in millions). Except to the extent set forth in the applicable accompanying footnotes, the table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	2021	2022	2023	2024	2025	2026 and Thereafter	Total
American (a)
Long-term debt:
Principal amount (b), (d) (See Note 3)	$2,749	$1,672	$4,162	$4,401	$6,421	$9,326	$28,731
Interest obligations (c), (d)	1,161	1,065	997	900	767	800	5,690
Finance lease obligations (See Note 4)	131	136	114	120	85	89	675
Aircraft and engine purchase commitments (e) (See Note 10(a))	527	1,661	1,592	2,377	3,381	1,742	11,280
Operating lease commitments (See Note 4)	2,036	1,932	1,743	1,352	975	4,194	12,232
Regional capacity purchase agreements (f) (See Note 10(b))	1,120	1,666	1,685	1,663	1,511	3,646	11,291
Minimum pension obligations (g) (See Note 8)	694	553	552	580	264	31	2,674
Retiree medical and other postretirement benefits (See Note 8)	75	71	68	66	63	269	612
Other purchase obligations (h) (See Note 10(a))	2,278	1,282	1,184	242	163	1,047	6,196
Total American Contractual Obligations	$10,771	$10,038	$12,097	$11,701	$13,630	$21,144	$79,381

AAG Parent and Other AAG Subsidiaries (a)
Long-term debt:
Principal amount (b) (See Note 5)	$2	$752	$2	$2	$1,503	$1,778	$4,039
Interest obligations (c)	142	122	103	102	109	274	852
Operating lease commitments (See Note 6)	14	13	11	8	4	16	66
Minimum pension obligations (g) (See Note 10)	3	3	3	3	3	5	20
Total AAG Contractual Obligations	$10,932	$10,928	$12,216	$11,816	$15,249	$23,217	$84,358

(a)For additional information, see the Notes to AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, referenced in the table above.
(b)Amounts represent contractual amounts due. Excludes $321 million and $428 million of unamortized debt discount, premium and issuance costs as of December 31, 2020 for American and AAG Parent, respectively.
(c)For variable-rate debt, future interest obligations are estimated using the current forward rates at December 31, 2020.
(d)Includes $11.0 billion of future principal payments and $1.9 billion of future interest payments as of December 31, 2020, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(e)See Part I, Item 2. Properties – “Aircraft and Engine Purchase Commitments” for additional information about the firm commitment aircraft delivery schedule, in particular the footnotes to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our current best estimate; however, the actual delivery schedule may differ from the table above, potentially materially. Additionally, the amounts in the table exclude 19 Boeing 787-8 aircraft to be delivered in 2021 for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.
(f)Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially. Rental payments under operating leases for certain aircraft flown under these capacity purchase agreements are reflected in the operating lease commitments line above.
(g)Includes minimum pension contributions based on actuarially determined estimates as of December 31, 2020 and is based on estimated payments through 2030. Pursuant to the CARES Act passed in March 2020, minimum required pension contributions to be made in the calendar year 2020 can be deferred to January 1, 2021, with interest accruing from the original due date to the new payment date. In January 2021, we made $241 million of required pension contributions, including the $130 million minimum contributions required for 2020.
(h)Includes purchase commitments for aircraft fuel, flight equipment maintenance, construction projects and information technology support.
Capital Raising Activity and Other Possible Actions
In light of the cash needs imposed by the current operating losses due to reduced demand in response to the COVID-19 pandemic as well as our significant financial commitments related to, among other things, new flight equipment, the servicing and amortization of existing debt and equipment leasing arrangements, and pension funding obligations, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising and liability management activity, which may include the entry into leasing transactions and future issuances of, and transactions designed to manage the timing and amount of, secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations (if any) and these sources, however, may not be sufficient to cover our cash obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks (in particular the ongoing global outbreak of COVID-19), natural disasters or other causes could reduce the demand for air travel, which would reduce the amount of cash generated by operations. See Part I, Item 1A. Risk Factors – "The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity" for additional discussion. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance or similar liquidity requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements. See Note 5 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 3 to American’s Consolidated Financial Statements in Part II, Item 8B for information regarding our financing arrangements.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that impact the preparation of our consolidated financial statements. See the “Basis of Presentation and Summary of Significant Accounting Policies” included in Note 1 to each of AAG’s and American’s Consolidated Financial Statements in Part II, Item 8A and 8B, respectively, for additional discussion of the application of these estimates and other accounting policies.
Passenger Revenue
We recognize all revenues generated from transportation on American and our regional flights operated under the brand name American Eagle, including associated baggage fees and other inflight services, as passenger revenue when transportation is provided. Ticket and other related sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on our consolidated balance sheets. The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel.
The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in passenger revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. We have consistently applied this accounting method to estimate revenue from unused tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of our estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in passenger revenue during the period in which the evaluations are completed. While the contract duration of passenger tickets is generally one year, in response to the COVID-19 pandemic, we extended the contract duration for certain tickets to December 31, 2021, principally those with travel scheduled from March 1, 2020 through December 31, 2020. Additionally, we have eliminated change fees for most domestic and international tickets. As of December 31, 2020, the air traffic liability included approximately $2.6 billion of travel credits related to these unused tickets for travel prior to December 31, 2020. Accordingly, any revenue associated with these tickets will be recognized within the next 12 months. Given this change in contract duration and uncertainty surrounding the future demand for air travel, our estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as our estimates of refunds may be subject to variability and differ from historical experience.
Various taxes and fees assessed on the sale of tickets to end customers are collected by us as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statements of operations and recorded as a liability until remitted to the appropriate taxing authority. The CARES Act provided for a temporary tax holiday from collecting and remitting certain government ticket taxes for tickets purchased between March 28, 2020 and December 31, 2020.
Loyalty Revenue
We currently operate the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as the Citi and Barclaycard US co-branded credit cards, and certain hotels and car rental companies. Mileage credits can be redeemed for travel on American and other participating partner airlines, as well as other non-air travel awards such as hotels and rental cars. For mileage credits earned by AAdvantage loyalty program members, we apply the deferred revenue method. In response to the COVID-19 pandemic, we suspended the expiration of mileage credits through June 30, 2021 and eliminated mileage reinstatement fees for canceled award tickets.
Mileage credits earned through travel
For mileage credits earned through travel, we apply a relative selling price approach whereby the total amount collected from each passenger ticket sale is allocated between the air transportation and the mileage credits earned. The portion of each passenger ticket sale attributable to mileage credits earned is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided. The estimated selling price of mileage credits is determined using an equivalent ticket value approach, which uses historical data, including award redemption patterns by geographic region and class of service, as well as similar fares as those used to settle award redemptions. The estimated selling price of miles is adjusted for an estimate of the miles that will not be redeemed using statistical models based on historical redemption patterns to develop an estimate of the likelihood of future redemption. Given the inherent uncertainty of the current operating environment due to the COVID-19 pandemic, we will continue to monitor redemption patterns and may adjust our estimates in the future. For the year ended December 31, 2020, a hypothetical 10% increase in the estimated selling price of miles would have decreased revenues by approximately $40 million as a result of additional amounts deferred from passenger ticket sales to be recognized in future periods.
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
Our most significant partner agreements are our co-branded credit card agreements with Citi and Barclaycard US. We identified the following revenue elements in these co-branded credit card agreements: the transportation component; and the use of intellectual property, including the American brand and access to loyalty program member lists, which is the predominant element in the agreements, as well as advertising (collectively, the marketing component). Accordingly, we recognize the marketing component in other revenue in the period of the mileage sale following the sales-based royalty method.
The transportation component represents the estimated selling price of future travel awards and is determined using the same equivalent ticket value approach described above. The portion of each mileage credit sold attributable to transportation is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided.
For the portion of our outstanding mileage credits that we estimate will not be redeemed, we recognize the associated value proportionally as the remaining mileage credits are redeemed. Our estimates use statistical models based on historical redemption patterns to develop an estimate of the likelihood of future redemption. For the year ended December 31, 2020, a hypothetical 10% increase in our estimate of miles not expected to be redeemed would have increased revenues by approximately $35 million.
Long-lived Assets
Long-lived assets consist of owned flight and ground equipment, ROU assets and definite-lived intangible assets such as certain domestic airport slots and gate leasehold rights, customer relationships and marketing agreements. In addition to the original cost, the recorded value of our fixed assets is impacted by a number of estimates made, including estimated useful lives, salvage values and our determination as to whether aircraft are temporarily or permanently grounded. The majority of our aircraft fleet types are depreciated over 25-30 years. It is possible that the ultimate useful lives of our aircraft will be significantly different than the current estimate due to unforeseen events in the future that impact our fleet plan. Definite-lived intangible assets are originally recorded at their acquired fair values and are subsequently amortized over their estimated useful lives.
Accounting Standards Codification (ASC) 360 – Property, Plant and Equipment (ASC 360) requires long-lived assets to be assessed for impairment when events and circumstances indicate that the assets may be impaired. An impairment of a long-lived asset or group of long-lived assets exists only when the sum of the estimated undiscounted cash flows expected to be generated directly by the assets are less than the carrying value of the assets. We group assets principally by fleet-type when estimating future cash flows, which is generally the lowest level for which identifiable cash flows exist. Estimates of future cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, including our current fleet plan. If such assets are impaired, the impairment charge recognized is the amount by which the carrying value of the assets exceeds their fair value. Fair value reflects management’s best estimate including inputs from published pricing guides and bids from third parties as well as contracted sales agreements when applicable.

In 2020, our operations, liquidity and stock price were significantly impacted by decreased passenger demand and government travel restrictions due to the COVID-19 pandemic. Additionally, we decided to retire certain mainline aircraft earlier than planned, including Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. As a result of these events and circumstances, we performed impairment tests for our long-lived assets in the first three quarters of 2020.
As a result of the impairment tests performed on our long-lived assets, we determined the sum of the estimated undiscounted future cash flows exceeded the carrying value for our long-lived assets except for the aircraft being retired earlier than planned as discussed above. For those aircraft and certain related spare parts, we recorded impairment charges reflecting the difference between the carrying values of these assets and their fair values of $1.5 billion for the year ended December 31, 2020. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our current fleet (including aircraft in temporary storage) and may decide to permanently retire additional aircraft.
Goodwill and Indefinite-lived Assets
Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the merger with US Airways Group. We have one reporting unit. Indefinite-lived intangible assets other than goodwill consist of certain domestic airport slots and international slots and route authorities. ASC 350 – Intangibles – Goodwill and Other (ASC 350) requires goodwill and indefinite-lived intangible assets to be assessed for impairment annually or more frequently if events or circumstances indicate that the fair values of goodwill and indefinite-lived intangible assets may be lower than their carrying values. Our annual assessment date is October 1.
Goodwill and indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. Under the qualitative approach, we analyze the following factors, among others, to determine if events or circumstances have affected the fair value of goodwill and indefinite-lived intangible assets: (1) negative trends in our market capitalization, (2) an increase in fuel prices, (3) declining per mile passenger yields, (4) lower passenger demand as a result of a weakened U.S. and global economy and (5) changes to the regulatory environment. If we determine that it is more likely than not that our goodwill or indefinite-lived intangible assets may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any.
In addition to our annual impairment assessment, we performed interim impairment tests in 2020 on our goodwill and indefinite-lived intangible assets as a result of the events and circumstances previously discussed due to the impact of the COVID-19 pandemic on our business. For goodwill, we performed a quantitative analysis by using a market approach. Under the market approach, the fair value of the reporting unit was determined based on quoted market prices for equity and the fair value of debt as described in Note 9 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 7 to American’s Consolidated Financial Statements in Part II, Item 8B. The fair value exceeded the carrying value of the reporting unit, and our $4.1 billion of goodwill was not impaired.
We performed qualitative impairment tests on our $1.8 billion of indefinite-lived intangible assets and determined there was no material impairment.
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

Our pension and retiree medical and other postretirement benefits costs and liabilities are calculated using various actuarial assumptions and methodologies. We use certain assumptions including, but not limited to, the selection of the: (1) discount rate and (2) expected return on plan assets (as discussed below). These assumptions as of December 31 were:

	2020	2019
Pension weighted average discount rate (1)	2.7%	3.4%
Retiree medical and other postretirement benefits weighted average discount rate (1)	2.4%	3.3%
Expected rate of return on plan assets (2)	8.0%	8.0%

(1)When establishing our discount rate to measure our obligations, we match high quality corporate bonds available in the marketplace whose cash flows approximate our projected benefit disbursements. Lowering the discount rate by 50 basis points as of December 31, 2020 would increase our pension and retiree medical and other postretirement benefits obligations by approximately $1.4 billion and $45 million, respectively, decrease estimated 2021 pension expense by approximately $15 million and increase estimated 2021 retiree medical and other postretirement benefits expense by less than $1 million.
(2)The expected rate of return on plan assets is based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions and our target asset allocation of 30% fixed income securities, 24% U.S. stocks, 22% alternative (private) investments, 16% developed international stocks and 8% emerging market stocks. The expected rate of return on plan assets component of our net periodic benefit cost is calculated based on the fair value of plan assets and our target asset allocation. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2020 would increase estimated 2021 pension expense and retiree medical and other postretirement benefits expense by approximately $70 million and $1 million, respectively.
During 2020, we reviewed and revised certain economic and demographic assumptions including the pension and retiree medical and other postretirement benefits discount rates and health care cost trend rates. The net effect of changing these assumptions for the pension plans resulted in an increase of $1.7 billion in the projected benefit obligation at December 31, 2020. The net effect of changing these assumptions for retiree medical and other postretirement benefits plans resulted in an increase of $80 million in the accumulated postretirement benefit obligation at December 31, 2020. We also revised our mortality assumptions to incorporate the new improvement scale issued by the Society of Actuaries. This resulted in a decrease in our pension and retiree medical and other postretirement benefit obligations by $140 million and $1 million, respectively.
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
We presently have a $34 million valuation allowance on certain net deferred tax assets related to state NOL Carryforwards. There can be no assurance that an additional valuation allowance on our net deferred tax assets will not be required. Such valuation allowance could be material.

Recent Accounting Pronouncements
ASU 2016-13: Measurement of Credit Losses on Financial Instruments
This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. We adopted this accounting standard prospectively as of January 1, 2020, and it did not have a material impact on our consolidated financial statements.
ASU 2020-06: Accounting for Convertible Instruments and Contracts In An Entity's Own Equity (the New Convertible Debt Standard)
The New Convertible Debt Standard simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, the New Convertible Debt Standard amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the New Convertible Debt Standard using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. The New Convertible Debt Standard is applicable to our 6.50% convertible senior notes due 2025. We early adopted the New Convertible Debt Standard as of January 1, 2021 using the modified retrospective method to recognize our 6.50% convertible senior notes as a single liability instrument. As of January 1, 2021, we recorded a $415 million ($320 million net of tax) reduction to additional paid-in capital to remove the equity component of the 6.50% convertible senior notes from our balance sheet and a $19 million cumulative effect adjustment credit, net of tax, to retained deficit related to non-cash debt discount amortization recognized in periods prior to adoption resulting in a corresponding reduction of $389 million to the debt discount associated with the 6.50% convertible senior notes. See Note 5(h) to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on our 6.50% convertible senior notes.
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
Aircraft Fuel
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of aircraft fuel can have a material effect on our operating results and liquidity. Market prices for aircraft fuel can be volatile, with market spot prices ranging from a low of approximately $0.37 per gallon to a high of approximately $2.35 per gallon during the period from January 1, 2018 to December 31, 2020.
As of December 31, 2020, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. We do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, our future fuel needs remain unclear due to uncertainties regarding air travel demand and any hedging would potentially require significant capital or collateral to be placed at risk. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Based on our 2021 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2021 annual fuel expense by $38 million.

Foreign Currency
We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated transactions. Our largest exposure comes from the British pound sterling, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. We do not currently have a foreign currency hedge program. We estimate a uniform 10% strengthening in the value of the U.S. dollar from 2020 levels relative to each of the currencies in which we have foreign currency exposure would have resulted in a decrease in pre-tax income of approximately $56 million for the year ended December 31, 2020.
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
Our largest exposure with respect to variable-rate debt comes from changes in LIBOR. We had variable-rate debt instruments representing approximately 40% of our total long-term debt at December 31, 2020. We currently do not have an interest rate hedge program to hedge our exposure to floating interest rates on our variable-rate debt obligations. If annual interest rates increase 100 basis points, based on our December 31, 2020 variable-rate debt and short-term investments balances, annual interest expense on variable-rate debt would increase by approximately $130 million and annual interest income on short-term investments would increase by approximately $70 million. Additionally, the fair value of fixed-rate debt would have decreased by approximately $590 million for AAG and $450 million for American.
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month, and 12-month) is currently under consultation by the ICE Benchmark Administration (the administrator of LIBOR) and may be extended until June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen SOFR as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of December 31, 2020, we had $12.8 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES GROUP INC.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Airlines Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Airlines Group Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Estimate of mileage credits not expected to be redeemed
As discussed in Note 1(l) to the consolidated financial statements, the Company’s loyalty program awards mileage credits to passengers for flights on the Company’s airline, flights on partner airlines, or for using the services of other program participants. The Company accounts for such mileage credits earned using the deferred revenue method, which includes an estimate for mileage credits not expected to be redeemed. The Company’s loyalty program liability was $9.2 billion as of December 31, 2020 and the associated passenger revenue for mileage credits redeemed for travel was $1.1 billion for the year ended December 31, 2020.
We identified the assessment of the estimated number of mileage credits not expected to be redeemed as a critical audit matter. A high degree of auditor judgment was required to evaluate the applicability of historical data used to develop the estimate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s loyalty program accounting process, including controls related to the estimation of mileage credits not expected to be redeemed. We assessed the Company’s methodology used to evaluate this estimate and determined it was consistent with historical periods. We developed an independent expectation of mileage credits not expected to be redeemed, which included consideration of industry and historical information. We compared the results of our independent expectation to the Company’s recorded amount of loyalty program liability and the associated passenger revenue.
Sufficiency of audit evidence over realizability of operating loss carryforwards
As discussed in Notes 1(i) and 7 to the consolidated financial statements, the Company had $4.0 billion of operating loss carryforwards, which are recorded as deferred tax assets at December 31, 2020. Deferred tax assets are recognized related to operating loss carryforwards that will reduce future taxable income. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all the deferred tax assets, will not be realized. In evaluating the need for a valuation allowance, management considers the weighting of all available positive and negative evidence, which includes, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, as well as future projections of profitability.
We identified the evaluation of the sufficiency of audit evidence over the realizability of operating loss carryforwards as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment, and the involvement of tax professionals in order to assess the nature and extent of procedures performed in assessing the realizability of the operating loss carryforwards.
The following are the primary procedures we performed to address this critical audit matter. We performed risk assessment procedures and applied auditor judgment to determine the nature and extent of procedures to be performed over the income tax accounts and disclosures. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s deferred tax asset valuation allowance process, including controls related to the realizability of operating loss carryforwards. We evaluated positive and negative evidence used in assessing whether the deferred tax assets were more-likely-than-not to be realized in the future, including evaluating the nature, frequency and severity of current and cumulative taxable income or losses, as well as future projections of profitability. We evaluated the reasonableness of management’s future projections of profitability considering (i) historical profitability of the Company, (ii) consistency with industry data and economic trends, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. We involved tax professionals who assisted in the evaluation of the nature, frequency and severity of current and cumulative taxable income or losses. Further, we assessed the sufficiency of audit evidence obtained over the realizability of the operating loss carryforwards by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices, and potential bias in the accounting estimate.
/s/    KPMG LLP

We have served as the Company’s auditor since 2014.
Dallas, Texas
February 17, 2021

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Operating revenues:
Passenger	$14,518	$42,010	$40,676
Cargo	769	863	1,013
Other	2,050	2,895	2,852
Total operating revenues	17,337	45,768	44,541
Operating expenses:
Aircraft fuel and related taxes	2,581	7,526	8,053
Salaries, wages and benefits	10,960	12,609	12,251
Regional expenses	4,892	7,501	7,133
Maintenance, materials and repairs	1,583	2,380	2,050
Other rent and landing fees	1,536	2,055	1,900
Aircraft rent	1,341	1,326	1,264
Selling expenses	513	1,602	1,520
Depreciation and amortization	2,040	1,982	1,839
Special items, net	(657)	635	787
Other	2,969	5,087	5,088
Total operating expenses	27,758	42,703	41,885
Operating income (loss)	(10,421)	3,065	2,656
Nonoperating income (expense):
Interest income	41	127	118
Interest expense, net	(1,227)	(1,095)	(1,056)
Other income, net	154	159	166
Total nonoperating expense, net	(1,032)	(809)	(772)
Income (loss) before income taxes	(11,453)	2,256	1,884
Income tax provision (benefit)	(2,568)	570	472
Net income (loss)	$(8,885)	$1,686	$1,412

Earnings (loss) per common share:
Basic	$(18.36)	$3.80	$3.04
Diluted	$(18.36)	$3.79	$3.03
Weighted average shares outstanding (in thousands):
Basic	483,888	443,363	464,236
Diluted	483,888	444,269	465,660
Cash dividends declared per common share	$0.10	$0.40	$0.40
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(8,885)	$1,686	$1,412
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(772)	(438)	(117)
Investments	—	3	(3)
Total other comprehensive loss, net of tax	(772)	(435)	(120)
Total comprehensive income (loss)	$(9,657)	$1,251	$1,292
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$245	$280
Short-term investments	6,619	3,546
Restricted cash and short-term investments	609	158
Accounts receivable, net	1,342	1,750
Aircraft fuel, spare parts and supplies, net	1,614	1,851
Prepaid expenses and other	666	621
Total current assets	11,095	8,206
Operating property and equipment
Flight equipment	37,816	42,537
Ground property and equipment	9,194	9,443
Equipment purchase deposits	1,446	1,674
Total property and equipment, at cost	48,456	53,654
Less accumulated depreciation and amortization	(16,757)	(18,659)
Total property and equipment, net	31,699	34,995
Operating lease right-of-use assets	8,039	8,737
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $745 and $704, respectively	2,029	2,084
Deferred tax asset	3,239	645
Other assets	1,816	1,237
Total other assets	11,175	8,057
Total assets	$62,008	$59,995

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$2,797	$2,861
Accounts payable	1,196	2,062
Accrued salaries and wages	1,716	1,541
Air traffic liability	4,757	4,808
Loyalty program liability	2,033	3,193
Operating lease liabilities	1,651	1,708
Other accrued liabilities	2,419	2,138
Total current liabilities	16,569	18,311
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	29,796	21,454
Pension and postretirement benefits	7,069	6,052
Loyalty program liability	7,162	5,422
Operating lease liabilities	6,777	7,421
Other liabilities	1,502	1,453
Total noncurrent liabilities	52,306	41,802
Commitments and contingencies (Note 12)
Stockholders' equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 621,479,522 shares issued and outstanding at December 31, 2020; 428,202,506 shares issued and outstanding at December 31, 2019	6	4
Additional paid-in capital	6,894	3,945
Accumulated other comprehensive loss	(7,103)	(6,331)
Retained earnings (deficit)	(6,664)	2,264
Total stockholders' deficit	(6,867)	(118)
Total liabilities and stockholders’ equity (deficit)	$62,008	$59,995
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(8,885)	$1,686	$1,412
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,370	2,318	2,159
Net gains from sale of property and equipment and sale-leaseback transactions	(95)	(112)	(59)
Special items, net non-cash	1,599	376	458
Pension and postretirement	(319)	(178)	(300)
Deferred income tax provision (benefit)	(2,568)	560	440
Share-based compensation	91	94	86
Other, net	47	(62)	(97)
Changes in operating assets and liabilities:
Decrease in accounts receivable	538	73	222
Increase in other assets	(38)	(373)	(390)
Increase (decrease) in accounts payable and accrued liabilities	(626)	327	(147)
Increase (decrease) in air traffic liability	(51)	469	297
Increase (decrease) in loyalty program liability	580	76	(283)
Contributions to pension plans	(9)	(1,230)	(475)
Increase (decrease) in other liabilities	823	(209)	210
Net cash provided by (used in) operating activities	(6,543)	3,815	3,533
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,958)	(4,268)	(3,745)
Proceeds from sale-leaseback transactions	665	850	1,096
Proceeds from sale of property and equipment	351	54	111
Purchases of short-term investments	(5,873)	(3,184)	(3,412)
Sales of short-term investments	2,803	4,144	3,705
Proceeds from vendor	90	250	—
Decrease (increase) in restricted short-term investments	(308)	(3)	72
Proceeds from sale of investments	41	—	207
Other investing activities	(153)	(86)	(7)
Net cash used in investing activities	(4,342)	(2,243)	(1,973)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	11,780	3,960	2,354
Payments on long-term debt and finance leases	(3,535)	(4,190)	(2,941)
Proceeds from issuance of equity	2,970	—	—
Deferred financing costs	(93)	(61)	(59)
Treasury stock repurchases and shares withheld for taxes pursuant to employee stock plans	(173)	(1,097)	(837)
Dividend payments	(43)	(178)	(186)
Other financing activities	88	(2)	(3)
Net cash provided by (used in) financing activities	10,994	(1,568)	(1,672)
Net increase (decrease) in cash and restricted cash	109	4	(112)
Cash and restricted cash at beginning of year	290	286	398
Cash and restricted cash at end of year (a)	$399	$290	$286

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:

Cash	$245	$280	$275
Restricted cash included in restricted cash and short-term investments	154	10	11
Total cash and restricted cash	$399	$290	$286
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2017	$5	$5,714	$(5,776)	$(723)	$(780)
Net income	—	—	—	1,412	1,412
Other comprehensive loss, net	—	—	(120)	—	(120)
Issuance of 1,709,140 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(37)	—	—	(37)
Purchase and retirement of 16,606,157 shares of AAG common stock	—	(799)	—	—	(799)
Dividends declared on AAG common stock ($0.40 per share)	—	—	—	(188)	(188)
Share-based compensation expense	—	86	—	—	86
Impact of adoption of Accounting Standards Update (ASU) 2016-01 related to financial instruments	—	—	—	60	60
Impact of adoption of ASU 2016-02 related to leases	—	—	—	197	197
Balance at December 31, 2018	5	4,964	(5,896)	758	(169)
Net income	—	—	—	1,686	1,686
Other comprehensive loss, net	—	—	(435)	—	(435)
Issuance of 1,682,202 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(25)	—	—	(25)
Purchase and retirement of 34,090,566 shares of AAG common stock	(1)	(1,095)	—	—	(1,096)
Dividends declared on AAG common stock ($0.40 per share)	—	—	—	(180)	(180)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	7	—	—	7
Share-based compensation expense	—	94	—	—	94
Balance at December 31, 2019	4	3,945	(6,331)	2,264	(118)
Net loss	—	—	—	(8,885)	(8,885)
Other comprehensive loss, net	—	—	(772)	—	(772)
Issuance of PSP1 Warrants (see Note 1(b))	—	63	—	—	63
Issuance of Treasury Loan Warrants (see Note 1(b))	—	25	—	—	25
Issuance of 1,603,554 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(15)	—	—	(15)
Issuance of 129,490,000 shares of AAG common stock pursuant to public stock offerings, net of offering costs	1	1,686	—	—	1,687
Issuance of 68,561,487 shares of AAG common stock pursuant to an at-the-market offering, net of offering costs	1	868	—	—	869
Equity component of convertible debt issued, net of tax and offering costs	—	320	—	—	320
Purchase and retirement of 6,378,025 shares of AAG common stock	—	(145)	—	—	(145)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(43)	(43)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	56	—	—	56
Share-based compensation expense	—	91	—	—	91
Balance at December 31, 2020	$6	$6,894	$(7,103)	$(6,664)	$(6,867)
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, testing regimes, closing of borders, “stay at home” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While our business performed largely as expected in January and February of 2020, a severe reduction in air travel starting in March 2020 resulted in our total operating revenues decreasing approximately 62% in 2020 as compared to 2019. While the length and severity of the reduction in demand due to the COVID-19 pandemic is uncertain, our business, operations and financial condition in 2020 were severely impacted.
We have taken aggressive actions to mitigate the effects of the COVID-19 pandemic on our business including deep capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position. We remain extremely focused on taking all self-help measures available to manage our business during this unprecedented time, consistent with the terms of the financial assistance we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
Capacity Reductions
We have significantly reduced our capacity (as measured by available seat miles), with 2020 flying decreasing by 50% year-over-year. Domestic capacity in 2020 was down 41% year-over-year while international capacity was down 68% year-over-year. The demand environment continues to be uncertain as COVID-19 cases have continued to fluctuate in jurisdictions to which we fly and travel restrictions have generally remained in place. Due to this uncertainty, we will continue to adjust our future capacity to match observed booking trends for future travel and make further adjustments to our capacity as needed.
Fleet
To better align our network with lower passenger demand, we accelerated the retirement of Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. These retirements remove complexity from our operation and bring forward cost savings and efficiencies associated with operating fewer aircraft types. See Note 1(g) below for further information on the accounting for our fleet retirements. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our current fleet and may decide to permanently retire additional aircraft. In addition, we have placed a number of Boeing 737-800 and certain regional aircraft into temporary storage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Cost Reductions
We moved quickly to better align our costs with our reduced schedule. In aggregate, we estimate that we reduced our 2020 operating and capital expenditures by more than $17 billion. These savings were achieved primarily through capacity reductions. In addition, we implemented a series of actions, including the accelerated fleet retirements discussed above as well as reductions in maintenance expense and $700 million in non-aircraft capital expenditures through less fleet modification work, the elimination of ground service equipment purchases and pausing non-critical facility investments and information technology projects. We also suspended all non-essential hiring, paused non-contractual pay rate increases, reduced executive and board of director compensation, implemented voluntary leave and early retirement programs and decreased our management and support staff team, including officers, by approximately 30%. In total, more than 20,000 team members have opted for an early retirement or long-term partially paid leave. Additionally, we have made reductions in marketing, contractor, event and training expenses as well as consolidated space at airport facilities.
Due to the effects of the COVID-19 pandemic, we involuntarily furloughed certain team members starting October 1, 2020, and subsequently recalled the team members effective December 1, 2020 covered by the financial assistance provided pursuant to the payroll support program (PSP2) established under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law) (see Note 18 for further information).
Liquidity
As of December 31, 2020, we had $14.3 billion in total available liquidity, consisting of $6.9 billion in unrestricted cash and short-term investments, $7.0 billion in an undrawn term loan facility under the CARES Act and a total of $446 million in undrawn short-term revolving and other facilities.
During 2020, we completed the following financing transactions (see Note 5 for further information):
•refinanced the $1.2 billion 2014 Term Loan Facility at a lower interest rate and extended the maturity from 2021 to 2027;
•issued $500 million in aggregate principal amount of 3.75% unsecured senior notes due 2025;
•raised $1.0 billion from the senior secured delayed draw term loan credit facility (Delayed Draw Term Loan Credit Facility);
•borrowed $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility;
•issued $1.0 billion in aggregate principal amount of 6.50% convertible senior notes due 2025;
•issued 85.2 million shares of AAG common stock at a price of $13.50 per share and 44.3 million shares of AAG common stock at a price of $12.975 per share pursuant to two underwritten public offerings of common stock for aggregate net proceeds of $1.7 billion;
•issued $2.5 billion in aggregate principal amount of 11.75% senior secured notes due 2025 and used the proceeds thereof, in part, to repay the $1.0 billion Delayed Draw Term Loan Credit Facility that we borrowed in March 2020;
•issued approximately $360 million in special facility revenue bonds, of which $47 million was used to fund the redemption of certain outstanding bonds;
•entered into a $7.5 billion secured term loan facility with the U.S. Department of Treasury (Treasury), of which we borrowed $550 million (see below for additional information on the Treasury Loan Agreement);
•issued $1.2 billion in aggregate principal amount of two series of 10.75% senior secured notes due 2026 secured by various collateral;
•issued 68.6 million shares of AAG common stock at an average price of $12.87 per share pursuant to an at-the-market offering for net proceeds of $869 million (see Note 18 for further information);
•raised $665 million principally from aircraft sale-leaseback transactions as well as $351 million from asset sales primarily related to previously parked aircraft; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
•received approximately $600 million of proceeds from enhanced equipment trust certificates (EETCs) and other aircraft and flight equipment financings, of which $17 million was used to repay existing indebtedness.
In addition to the foregoing financings, we received an aggregate of $6.0 billion in financial assistance through the payroll support program (PSP1) established under the CARES Act, all of which was received by the end of September 2020. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP1 Promissory Note) to Treasury for $1.8 billion in aggregate principal amount and warrants to purchase up to an aggregate of approximately 14.1 million shares (the PSP1 Warrant Shares) of AAG common stock. See below for further discussion on PSP1.
In January 2021, we received $1.5 billion (of an expected total of at least $3.0 billion) in financial assistance through PSP2. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP2 Promissory Note) to Treasury for an initial principal sum of approximately $433 million and warrants to purchase up to an aggregate of approximately 2.8 million shares (the PSP2 Warrant Shares) of AAG common stock. See Note 18 for further discussion on PSP2.
Also, we are permitted to, and have, deferred payment of the employer portion of Social Security taxes through the end of 2020 (with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022). This deferral provided approximately $350 million in additional liquidity during 2020. Additionally, we have suspended our capital return program, including share repurchases and the payment of future dividends for at least the period that the restrictions imposed by the CARES Act and the PSP Extension Law are applicable.
We continue to evaluate future financing opportunities and work with third-party appraisers on valuations of our remaining unencumbered assets.
A significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value, collateral coverage and/or debt service coverage ratio covenants.
Given the above actions and our current assumptions about the future impact of the COVID-19 pandemic on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings and funds from government assistance obtained pursuant to the CARES Act and the PSP Extension Law) and projected cash flows from operations.
PSP1
On April 20, 2020 (the PSP1 Closing Date), American, Envoy Air Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA and together with American, Envoy and Piedmont, the Subsidiaries), entered into a Payroll Support Program Agreement (the PSP1 Agreement) with Treasury, with respect to PSP1 provided pursuant to the CARES Act. In connection with our entry into the PSP1 Agreement, on the PSP1 Closing Date, AAG also entered into a warrant agreement (the PSP1 Warrant Agreement) with Treasury and issued the PSP1 Promissory Note to Treasury, with the Subsidiaries as guarantors (the Guarantors).
PSP1 Agreement
In connection with PSP1, we are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP1 Agreement be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits, which expired on September 30, 2020, the requirement that certain levels of commercial air service be maintained and the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through at least September 30, 2021, as well as those that restrict the payment of certain executive compensation until March 24, 2022. The PSP1 Agreement also imposes substantial reporting obligations on us. These provisions were subsequently extended upon our entry into PSP2. See Note 18 for further discussion on PSP2. In addition, we have entered into the Treasury Loan Agreement (as defined below) and, as a result, the stock repurchase, dividend and executive compensation restrictions imposed by the Treasury Loan Agreement will remain in place through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid. See below for additional information on the Treasury Loan Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Pursuant to the PSP1 Agreement, Treasury provided us financial assistance in an aggregate of approximately $6.0 billion. As partial compensation to the U.S. Government for the provision of financial assistance under PSP1, AAG issued the PSP1 Promissory Note in an aggregate principal amount of approximately $1.8 billion and issued warrants (each a PSP1 Warrant and, collectively, the PSP1 Warrants) to Treasury to purchase up to an aggregate of approximately 14.1 million PSP1 Warrant Shares. See Note 5 for further information on the PSP1 Promissory Note and below for more information on the PSP1 Warrant Agreement and the PSP1 Warrants.
For accounting purposes, the $6.0 billion of aggregate financial assistance we received pursuant to the PSP1 Agreement is allocated to the PSP1 Promissory Note, the PSP1 Warrants and other PSP1 financial assistance (the PSP1 Financial Assistance). The aggregate principal amount of approximately $1.8 billion of the PSP1 Promissory Note was recorded as unsecured long-term debt, and the total fair value of the PSP1 Warrants of $63 million, estimated using a Black-Scholes option pricing model, was recorded in stockholders' equity in the consolidated balance sheet. The remaining amount of approximately $4.2 billion of PSP1 Financial Assistance was recognized as a credit to special items, net in the consolidated statement of operations in the second and third quarters of 2020, the period over which the continuation of payment of eligible employee wages, salaries and benefits was required.
PSP1 Warrant Agreement and PSP1 Warrants
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP1 Agreement, and pursuant to the PSP1 Warrant Agreement, AAG agreed to issue warrants to Treasury to purchase up to an aggregate of approximately 14.1 million PSP1 Warrant Shares of AAG common stock. The exercise price of the PSP1 Warrant Shares is $12.51 per share (which was the closing price of AAG common stock on The Nasdaq Global Select Market on April 9, 2020) subject to certain anti-dilution provisions provided for in the PSP1 Warrants.
Pursuant to the PSP1 Warrant Agreement, on each of the PSP1 Closing Date, May 29, 2020, June 30, 2020, July 30, 2020 and September 30, 2020, AAG issued to Treasury a PSP1 Warrant to purchase up to an aggregate of approximately 6.7 million shares, 2.8 million shares, 2.8 million shares, 1.4 million shares and 0.4 million shares, respectively, of AAG common stock based on the terms described herein.
The PSP1 Warrants do not have any voting rights and are freely transferrable, with registration rights. Each PSP1 Warrant expires on the fifth anniversary of the date of issuance of such PSP1 Warrant. The PSP1 Warrants will be exercisable either through net share settlement or cash, at our option. The PSP1 Warrants were issued solely as compensation to the U.S. Government related to entry into the PSP1 Agreement. No separate proceeds (apart from the financial assistance described above) were received upon issuance of the PSP1 Warrants or will be received upon exercise thereof.
Treasury Loan Agreement
On September 25, 2020 (the Treasury Loan Closing Date), AAG and American entered into a Loan and Guarantee Agreement (the Treasury Loan Agreement) with Treasury, which provided for a secured term loan facility (the Treasury Term Loan Facility) that permitted American to borrow up to $5.5 billion. Subsequently, on October 21, 2020, AAG and American entered into an amendment to the Treasury Loan Agreement, which increased the borrowing amount to up to $7.5 billion. The Treasury Loan Agreement will involve the issuance of additional warrants to purchase up to an aggregate of approximately 60.0 million shares of AAG common stock, assuming the Treasury Term Loan Facility is fully drawn. As of December 31, 2020, American had borrowed $550 million under the Treasury Term Loan Facility, which is scheduled to mature on June 30, 2025, and issued warrants to Treasury to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock. See Note 5 for further information on the Treasury Loan Agreement and below for more information on the Treasury Loan Warrant Agreement and Treasury Loan Warrants.
Treasury Loan Warrant Agreement and Warrants
In connection with the Treasury Loan Agreement, AAG also entered into a warrant agreement (the Treasury Loan Warrant Agreement) with Treasury. Pursuant to the Treasury Loan Warrant Agreement, AAG agreed to issue warrants (each a Treasury Loan Warrant and, collectively, the Treasury Loan Warrants) to Treasury to purchase up to an aggregate of approximately 60.0 million shares (the Treasury Loan Warrant Shares) of AAG's common stock based on the $7.5 billion commitment amount under the Treasury Term Loan Facility. The exercise price of the Treasury Loan Warrant Shares is $12.51 per share, subject to certain anti-dilution provisions provided for in the Treasury Loan Warrant Agreement. For accounting purposes, the fair value for the Treasury Loan Warrant Shares is estimated using a Black-Scholes option pricing model and recorded in stockholders' equity with an offsetting debt discount to the Treasury Term Loan Facility in the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Pursuant to the Treasury Loan Warrant Agreement, on the Treasury Loan Closing Date, AAG issued to Treasury a Treasury Loan Warrant to purchase up to an aggregate of approximately 4.4 million Treasury Loan Warrant Shares based on the terms described herein. On the date of each additional borrowing under the Treasury Loan Agreement, AAG will issue to Treasury an additional Treasury Loan Warrant for a number of Treasury Loan Warrant Shares equal to 10% of such borrowing, divided by $12.51, the exercise price of such shares.
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
(c) Recent Accounting Pronouncements
ASU 2016-13: Measurement of Credit Losses on Financial Instruments
This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. We adopted this accounting standard prospectively as of January 1, 2020, and it did not have a material impact on our consolidated financial statements.
ASU 2020-06: Accounting for Convertible Instruments and Contracts In An Entity's Own Equity (the New Convertible Debt Standard)
The New Convertible Debt Standard simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, the New Convertible Debt Standard amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the New Convertible Debt Standard using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. The New Convertible Debt Standard is applicable to our 6.50% convertible senior notes due 2025. We early adopted the New Convertible Debt Standard as of January 1, 2021 using the modified retrospective method to recognize our 6.50% convertible senior notes as a single liability instrument. As of January 1, 2021, we recorded a $415 million ($320 million net of tax) reduction to additional paid-in capital to remove the equity component of the 6.50% convertible senior notes from our balance sheet and a $19 million cumulative effect adjustment credit, net of tax, to retained deficit related to non-cash debt discount amortization recognized in periods prior to adoption resulting in a corresponding reduction of $389 million to the debt discount associated with the 6.50% convertible senior notes. See Note 5(h) for additional information on our 6.50% convertible senior notes.
(d) Short-term Investments
Short-term investments are classified as available-for-sale and stated at fair value. Realized gains and losses are recorded in nonoperating expense on our consolidated statements of operations. Unrealized gains and losses are recorded in accumulated other comprehensive loss on our consolidated balance sheets. For investments in an unrealized loss position, we determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. There have been no credit losses.
(e) Restricted Cash and Short-term Investments
We have restricted cash and short-term investments related primarily to money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK and collateral held to support workers’ compensation obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(f) Aircraft Fuel, Spare Parts and Supplies, Net
Aircraft fuel is recorded on a first-in, first-out basis. Spare parts and supplies are recorded at average costs less an allowance for obsolescence. These items are expensed when used.
(g) Operating Property and Equipment
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
Total depreciation and amortization expense was $2.4 billion, $2.6 billion and $2.4 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
We assess impairment of operating property and equipment when events and circumstances indicate that the assets may be impaired. An impairment of an asset or group of assets exists only when the sum of the estimated undiscounted cash flows expected to be generated directly by the assets are less than the carrying value of the assets. We group assets principally by fleet-type when estimating future cash flows, which is generally the lowest level for which identifiable cash flows exist. Estimates of future cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, including our current fleet plan. If such assets are impaired, the impairment charge recognized is the amount by which the carrying value of the assets exceed their fair value. Fair value reflects management’s best estimate including inputs from published pricing guides and bids from third parties as well as contracted sales agreements when applicable.
In 2020, our operations, liquidity and stock price were significantly impacted by decreased passenger demand and government travel restrictions due to the COVID-19 pandemic. Additionally, we decided to retire certain mainline aircraft earlier than planned, including Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as certain regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. As a result of these events and circumstances, we performed impairment tests for our long-lived assets in the first three quarters of 2020.
As a result of the impairment tests performed, we determined the sum of the estimated undiscounted future cash flows exceeded the carrying value except for the aircraft being retired earlier than planned as discussed above. For those aircraft and certain related spare parts, we recorded $1.5 billion in non-cash special impairment charges reflecting the difference between the carrying values of these assets and their fair values for the year ended December 31, 2020. At December 31, 2020, prepaid expense and other on the consolidated balance sheet included $164 million of these retired aircraft that are expected to be sold in the next year, and other assets on the consolidated balance sheet included $401 million of nonoperating retired aircraft. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our current fleet (including aircraft in temporary storage) and may decide to permanently retire additional aircraft.
(h) Leases
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
(i) Income Taxes
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
(j) Goodwill
Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the merger with US Airways Group. We have one reporting unit. We assess goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of goodwill may be lower than the carrying value. Our annual assessment date is October 1.
Goodwill is assessed for impairment by initially performing a qualitative assessment. If we determine that it is more likely than not that our goodwill may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any.
In addition to our annual impairment assessment, we performed interim impairment tests in 2020 on our goodwill as a result of the events and circumstances previously discussed due to the impact of the COVID-19 pandemic on our business. We performed a quantitative analysis by using a market approach. Under the market approach, the fair value of the reporting unit was determined based on quoted market prices for equity and the fair value of debt as described in Note 9. The fair value exceeded the carrying value of the reporting unit, and our goodwill was not impaired. The carrying value of our goodwill on our consolidated balance sheets was $4.1 billion as of December 31, 2020 and 2019.
As discussed above, due to the inherent uncertainties of the current operating environment, we will continue to evaluate our goodwill for events and circumstances that indicate that the fair value of the reporting unit may be lower than the carrying value.
(k) Other Intangibles, Net
Intangible assets consist primarily of certain domestic airport slots and gate leasehold rights, customer relationships, marketing agreements, international slots and route authorities and tradenames.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Definite-Lived Intangible Assets
Definite-lived intangible assets are originally recorded at their acquired fair values, subsequently amortized over their respective estimated useful lives and are assessed for impairment whenever events and circumstances indicate that the assets may be impaired.
The following table provides information relating to our amortizable intangible assets as of December 31, 2020 and 2019 (in millions):

	December 31,
	2020	2019
Domestic airport slots	$365	$365
Customer relationships	300	300
Marketing agreements	105	105
Tradenames	35	35
Airport gate leasehold rights	137	137
Accumulated amortization	(745)	(704)
Total	$197	$238
Certain domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. The customer relationships and marketing agreements were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately nine years and 30 years, respectively. Tradenames are fully amortized.
We recorded amortization expense related to these intangible assets of $41 million for each of the years ended December 31, 2020, 2019 and 2018. We expect to record annual amortization expense for these intangible assets as follows (in millions):

2021	$41
2022	41
2023	7
2024	7
2025	7
2026 and thereafter	94
Total	$197
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets include certain domestic airport slots and international slots and route authorities. We assess indefinite-lived intangible assets for impairment annually or more frequently if events or circumstances indicate that the fair values of indefinite-lived intangible assets may be lower than their carrying values. Our annual assessment date is October 1.
Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. If we determine that it is more likely than not that our indefinite-lived intangible assets may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any.
In addition to our annual impairment assessment, we performed interim impairment tests in 2020 on our indefinite-lived intangible assets as a result of the events and circumstances previously discussed due to the impact of the COVID-19 pandemic on our business. We performed qualitative impairment tests on our indefinite-lived intangible assets and determined there was no material impairment. We had $1.8 billion of indefinite-lived intangible assets on our consolidated balance sheets at each of December 31, 2020 and 2019.
As discussed above, due to the inherent uncertainties of the current operating environment, we will continue to evaluate our indefinite-lived intangible assets for events and circumstances that indicate that their fair values may be lower than the carrying values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(l) Revenue Recognition
Revenue
The following are the significant categories comprising our reported operating revenues (in millions):

	Year Ended December 31,
	2020	2019	2018
Passenger revenue:
Passenger travel	$13,456	$38,831	$37,457
Loyalty revenue - travel (1)	1,062	3,179	3,219
Total passenger revenue	14,518	42,010	40,676
Cargo	769	863	1,013
Other:
Loyalty revenue - marketing services	1,825	2,361	2,352
Other revenue	225	534	500
Total other revenue	2,050	2,895	2,852
Total operating revenues	$17,337	$45,768	$44,541

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners. See “Loyalty Revenue” below for further discussion on these mileage credits.
The following is our total passenger revenue by geographic region (in millions):

	Year Ended December 31,
	2020	2019	2018
Domestic	$11,765	$30,881	$29,573
Latin America	1,852	5,047	5,125
Atlantic	654	4,624	4,376
Pacific	247	1,458	1,602
Total passenger revenue	$14,518	$42,010	$40,676
We attribute passenger revenue by geographic region based upon the origin and destination of each flight segment.
Passenger Revenue
We recognize all revenues generated from transportation on American and our regional flights operated under the brand name American Eagle, including associated baggage fees and other inflight services, as passenger revenue when transportation is provided. Ticket and other related sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on our consolidated balance sheets. The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel.
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
Various taxes and fees assessed on the sale of tickets to end customers are collected by us as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statements of operations and recorded as a liability until remitted to the appropriate taxing authority. The CARES Act

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
provided for a temporary tax holiday from collecting and remitting certain government ticket taxes for tickets purchased between March 28, 2020 and December 31, 2020.
Loyalty Revenue
We currently operate the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as the Citi and Barclaycard US co-branded credit cards, and certain hotels and car rental companies. Mileage credits can be redeemed for travel on American and other participating partner airlines, as well as other non-air travel awards such as hotels and rental cars. For mileage credits earned by AAdvantage loyalty program members, we apply the deferred revenue method. In response to the COVID-19 pandemic, we suspended the expiration of mileage credits through June 30, 2021 and eliminated mileage reinstatement fees for canceled award tickets.
Mileage credits earned through travel
For mileage credits earned through travel, we apply a relative selling price approach whereby the total amount collected from each passenger ticket sale is allocated between the air transportation and the mileage credits earned. The portion of each passenger ticket sale attributable to mileage credits earned is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided. The estimated selling price of mileage credits is determined using an equivalent ticket value approach, which uses historical data, including award redemption patterns by geographic region and class of service, as well as similar fares as those used to settle award redemptions. The estimated selling price of miles is adjusted for an estimate of the miles that will not be redeemed using statistical models based on historical redemption patterns to develop an estimate of the likelihood of future redemption. Given the inherent uncertainty of the current operating environment due to the COVID-19 pandemic, we will continue to monitor redemption patterns and may adjust our estimates in the future.
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
Our most significant partner agreements are our co-branded credit card agreements with Citi and Barclaycard US. We identified the following revenue elements in these co-branded credit card agreements: the transportation component; and the use of intellectual property, including the American brand and access to loyalty program member lists, which is the predominant element in the agreements, as well as advertising (collectively, the marketing component). Accordingly, we recognize the marketing component in other revenue in the period of the mileage sale following the sales-based royalty method.
The transportation component represents the estimated selling price of future travel awards and is determined using the same equivalent ticket value approach described above. The portion of each mileage credit sold attributable to transportation is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided.
For the portion of our outstanding mileage credits that we estimate will not be redeemed, we recognize the associated value proportionally as the remaining mileage credits are redeemed. Our estimates use statistical models based on historical redemption patterns to develop an estimate of the likelihood of future redemption.
Cargo Revenue
Cargo revenue is recognized when we provide the transportation.
Other Revenue
Other revenue includes revenue associated with our loyalty program, which is comprised principally of the marketing component of mileage sales to co-branded credit card and other partners and other marketing related payments. Loyalty revenue included in other revenue was $1.8 billion for the year ended December 31, 2020 and $2.4 billion for both 2019 and 2018. The accounting and recognition for the loyalty program marketing services are discussed above in “Loyalty

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Revenue.” The remaining amounts included within other revenue relate to airport clubs, advertising and vacation-related services.
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

	December 31,
	2020	2019
	(in millions)
Loyalty program liability	$9,195	$8,615
Air traffic liability	4,757	4,808
Total	$13,952	$13,423
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2019	$8,615
Deferral of revenue	1,812
Recognition of revenue (1)	(1,232)
Balance at December 31, 2020 (2)	$9,195

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As previously discussed, in response to the COVID-19 pandemic, we suspended the expiration of mileage credits through June 30, 2021 and eliminated mileage reinstatement fees for canceled award tickets. As of December 31, 2020, our current loyalty program liability was $2.0 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the COVID-19 pandemic, we will continue to monitor redemption patterns and may adjust our estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For 2020, $2.8 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2019. In response to the COVID-19 pandemic, we extended the contract duration for certain tickets to December 31, 2021, principally those with travel scheduled from March 1, 2020 through December 31, 2020. Additionally, we have eliminated change fees for most domestic and international tickets. As of December 31, 2020, the air traffic liability included approximately $2.6 billion of travel credits related to these unused tickets for travel prior to December 31, 2020. Accordingly, any revenue associated with these tickets will be recognized within the next 12 months. Given this change in contract duration and uncertainty surrounding the future demand for air travel, our estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as our estimates of refunds may be subject to variability and differ from historical experience.
Our ticket contract receivables relate to ticket sales to individual passengers primarily through the use of major credit cards and are reflected as accounts receivable, net on the accompanying consolidated balance sheets. These receivables are short-term, mostly settled within seven days after sale. All accounts receivable are reported net of an allowance for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
credit losses, which have been minimal in the past. We consider past and future financial and qualitative factors when establishing the allowance for credit losses.
(m) Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.
(n) Selling Expenses
Selling expenses include credit card fees, commissions, computerized reservations systems fees and advertising. Selling expenses associated with passenger revenue are expensed when the transportation or service is provided. Advertising costs are expensed as incurred. Advertising expense was $50 million, $129 million and $128 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(o) Share-based Compensation
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
(p) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other income, net within total nonoperating expense, net in our consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, respectively, foreign currency losses were $24 million, $32 million and $55 million.
(q) Other Operating Expenses
Other operating expenses includes costs associated with ground and cargo handling, crew travel, aircraft food and catering, aircraft cleaning, passenger accommodation, airport security, international navigation fees and certain general and administrative expenses.
(r) Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on our consolidated statements of operations. Regional expenses consist of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Aircraft fuel and related taxes	$821	$1,869	$1,843
Salaries, wages and benefits	1,591	1,781	1,591
Capacity purchases from third-party regional carriers (1)	1,054	1,398	1,431
Maintenance, materials and repairs	314	403	340
Other rent and landing fees	496	651	610
Aircraft rent	13	29	32
Selling expenses	153	402	369
Depreciation and amortization	325	336	318
Special items, net	(309)	6	6
Other	434	626	593
Total regional expenses	$4,892	$7,501	$7,133

(1)In 2020, 2019, and 2018, we recognized $438 million, $590 million and $565 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). We hold a 25% equity interest in Republic Airways Holdings Inc. (Republic Holdings), the parent company of Republic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
2.  Special Items, Net
Special items, net on our consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
PSP1 Financial Assistance (1)	$(3,710)	$—	$—
Fleet impairment (2)	1,484	213	—
Severance expenses (3)	1,408	11	58
Labor contract expenses (4)	228	—	13
Mark-to-market adjustments on bankruptcy obligations, net (5)	(49)	(11)	(76)
Fleet restructuring expenses (6)	—	271	422
Merger integration expenses (7)	—	191	268
Litigation reserve adjustments	—	(53)	45
Intangible asset impairment (8)	—	—	26
Other operating special items, net	(18)	13	31
Mainline operating special items, net	(657)	635	787

PSP1 Financial Assistance (1)	(444)	—	—
Fleet impairment (2)	117	—	—
Severance expenses (3)	18	—	—
Other operating special items, net	—	6	6
Regional operating special items, net	(309)	6	6
Operating special items, net	(966)	641	793

Mark-to-market adjustments on equity and other investments, net (9)	135	(5)	104
Debt refinancing, extinguishment and other, net	35	8	9
Nonoperating special items, net	170	3	113

Income tax special items (10)	—	—	18

(1)PSP1 Financial Assistance represents recognition of financial assistance received from Treasury pursuant to the PSP1 Agreement. See Note 1(b) for further information.
(2)The 2020 fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven by the severe decline in air travel due to the COVID-19 pandemic. Aircraft retired include Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300, Embraer 190, certain Embraer 140 and Bombardier CRJ200 aircraft. This included a $1.5 billion non-cash write-down of mainline and regional aircraft and spare parts and $109 million in cash charges primarily for impairment of ROU assets and lease return costs. See Note 1(g) for further information related to these charges.
The 2019 fleet impairment principally included a non-cash write-down of aircraft related to the retirement of our Embraer 190 fleet.
(3)The 2020 severance expenses included salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments related to these charges for the year ended December 31, 2020 were approximately $365 million.
The 2019 and 2018 severance expenses primarily included costs associated with reductions of management and support staff team members.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(4)The 2020 labor contract expenses primarily related to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers (TWU-IAM Association) for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(5)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG’s stock price.
(6)Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.
(7)Merger integration expenses included costs associated with integration projects, principally our technical operations, flight attendant, human resources and payroll systems.
(8)Intangible asset impairment included a non-cash charge to write-off our Brazil route authority as a result of the U.S.-Brazil open skies agreement.
(9)Mark-to-market adjustments on equity and other investments, net primarily related to net unrealized gains and losses associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines) and certain treasury rate lock derivative instruments.
(10)Income tax special items included an $18 million charge related to an international income tax matter.
3.  Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Basic EPS:
Net income (loss)	$(8,885)	$1,686	$1,412
Weighted average common shares outstanding (in thousands)	483,888	443,363	464,236
Basic EPS	$(18.36)	$3.80	$3.04

Diluted EPS:
Net income (loss) for purposes of computing diluted EPS	$(8,885)	$1,686	$1,412
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	483,888	443,363	464,236
Dilutive effect of stock awards	—	906	1,424
Diluted weighted average common shares outstanding	483,888	444,269	465,660
Diluted EPS	$(18.36)	$3.79	$3.03
Securities that could potentially dilute EPS in the future, and which were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
6.50% convertible senior notes	31,882	—	—
Restricted stock unit awards	4,584	2,520	1,266
PSP1 Warrants	349	—	—
Treasury Loan Warrants	107	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
4.  Share Repurchase Programs and Dividends
Since July 2014, as part of our capital deployment program, our Board of Directors had approved seven share repurchase programs aggregating $13.0 billion of authority. The $420 million of remaining authority to repurchase shares under our most recent $2.0 billion share repurchase program expired on December 31, 2020. In connection with our receipt of financial assistance under PSP1 and PSP2, we agreed not to repurchase shares of or make dividend payments in respect of AAG common stock through at least March 31, 2022. In addition, we have entered into the Treasury Loan Agreement, and, as a result, we are further prohibited from repurchasing shares of AAG common stock and paying dividends on AAG common stock through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid.
In 2020, we repurchased 6.4 million shares of AAG common stock for $145 million at a weighted average cost per share of $22.77, all of which were purchased in the first quarter of 2020. In 2019, we repurchased 33.8 million shares of AAG common stock for $1.1 billion at a weighted average cost per share of $32.09. In 2018, we repurchased 16.6 million shares of AAG common stock for $800 million at a weighted average cost per share of $48.15.
Our Board of Directors declared quarterly cash dividends of $0.10 per share totaling $43 million, $178 million and $186 million for 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
5.  Debt
Long-term debt included on our consolidated balance sheets consisted of (in millions):

	December 31,
	2020	2019
Secured
2013 Term Loan Facility, variable interest rate of 1.90%, installments through 2025 (a)	$1,788	$1,807
2013 Revolving Facility, variable interest rate of 2.15%, due 2024 (a)	750	—
2014 Term Loan Facility, variable interest rate of 1.90%, installments through 2027 (a)	1,220	1,202
2014 Revolving Facility, variable interest rate of 2.15%, due 2024 (a)	1,643	—
April 2016 Term Loan Facility, variable interest rate of 2.15%, installments through 2023 (a)	960	970
April 2016 Revolving Facility, variable interest rate of 2.15%, due 2024 (a)	450	—
December 2016 Term Loan Facility, variable interest rate of 2.16%, installments through 2023 (a)	1,200	1,213
11.75% senior secured notes, interest only payments until due in July 2025 (b)	2,500	—
10.75% senior secured IP notes, interest only payments until due in February 2026 (b)	1,000	—
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026 (b)	200	—
Treasury Term Loan Facility, variable interest rate of 3.73%, interest only payments until due June 2025 (c)	550	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 3.98%, maturing from 2021 to 2032 (d)	11,013	11,933
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.32% to 5.83%, averaging 1.88%, maturing from 2021 to 2032 (e)	4,417	4,727
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2021 to 2036 (f)	1,064	754
	28,755	22,606
Unsecured
PSP1 Promissory Note (g)	1,765	—
6.50% convertible senior notes, interest only payments until due in July 2025 (h)	1,000	—
5.000% senior notes, interest only payments until due in June 2022 (i)	750	750
3.75% senior notes, interest only payments until due in March 2025 (i)	500	—
4.625% senior notes	—	500
	4,015	1,250
Total long-term debt	32,770	23,856
Less: Total unamortized debt discount, premium and issuance costs	749	211
Less: Current maturities	2,697	2,749
Long-term debt, net of current maturities	$29,324	$20,896
As of December 31, 2020, the maximum availability under our Treasury Term Loan Facility and other facilities is as follows (in millions):

Treasury Term Loan Facility	$6,950
Short-term Revolving and Other Facilities	446
Total	$7,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Pursuant to the Treasury Loan Agreement, at December 31, 2020, American had a $7.5 billion Treasury Term Loan Facility of which it has drawn $550 million. In addition, American has an undrawn $400 million short-term revolving credit facility it entered into in December 2019, which was set to expire at the end of December 2020 but which has been extended through the beginning of July 2021. American also currently has approximately $46 million of available borrowing base under a cargo receivables facility that was entered into in December 2020. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and certain pre-delivery payments, as well as certain intellectual property and loyalty program assets.
At December 31, 2020, the maturities of long-term debt are as follows (in millions):

2021	$2,751
2022	2,424
2023	4,164
2024	4,403
2025	7,924
2026 and thereafter	11,104
Total	$32,770
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
In January 2020, American and AAG entered into the Eighth Amendment to the 2014 Credit Agreement, pursuant to which American refinanced the 2014 Term Loan Facility, increasing the total aggregate principal amount outstanding to $1.2 billion, reducing the LIBOR margin from 2.00% to 1.75%, with a LIBOR floor of 0%, and reducing the base rate margin from 1.00% to 0.75%. In addition, the maturity date for the 2014 Term Loan Facility was extended to January 2027 from October 2021.
In April and May 2020, American borrowed, in aggregate, $1.6 billion under the 2014 Revolving Facility. The 2014 Revolving Facility bears interest at LIBOR plus a margin of 2.00% and has a final maturity date of October 2024. Following the April and May draws, American had no remaining borrowing capacity available under the 2014 Revolving Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
April 2016 Credit Facilities
In November 2019, American and AAG entered into the Fifth Amendment to Credit and Guaranty Agreement, amending the Credit and Guaranty Agreement dated as of April 29, 2016 (as previously amended, the April 2016 Credit Agreement; the revolving credit facility established thereunder, the April 2016 Revolving Facility; the term loan facility established thereunder, the 2016 Term Loan Facility; and the April 2016 Revolving Facility together with the 2016 Term Loan Facility, the April 2016 Credit Facilities), which increased the total aggregate commitments under the April 2016 Revolving Facility to $450 million from $300 million. In addition, certain lenders party to the April 2016 Credit Agreement extended the maturity date of their commitments under the April 2016 Revolving Facility to October 2024 from October 2023.
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
Certain details of our 2013 Credit Facilities, 2014 Credit Facilities, April 2016 Credit Facilities and December 2016 Credit Facilities (collectively referred to as the Credit Facilities) are shown in the table below as of December 31, 2020:

	2013 Credit Facilities		2014 Credit Facilities		April 2016 Credit Facilities		December 2016 Credit Facilities
	2013 Term Loan	2013 Revolving Facility	2014 Term Loan	2014 Revolving Facility	April 2016 Term Loan	April 2016 Revolving Facility	December 2016 Term Loan
Aggregate principal issued or credit facility availability (in millions)	$1,919	$750	$1,280	$1,643	$1,000	$450	$1,250
Principal outstanding or drawn (in millions)	$1,788	$750	$1,220	$1,643	$960	$450	$1,200
Maturity date	June 2025	October 2024	January 2027	October 2024	April 2023	October 2024	December 2023
LIBOR margin	1.75%	2.00%	1.75%	2.00%	2.00%	2.00%	2.00%
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
Subject to certain limitations and exceptions, the Credit Facilities are secured by collateral, including certain spare parts, slots, route authorities, simulators and leasehold rights. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans as further described below in “Certain Covenants.”
The Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become due and payable immediately. In addition, if a “change of control” occurs, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the Credit Facilities and terminate the 2013 Revolving Facility, 2014 Revolving Facility and April 2016 Revolving Facility and any revolving credit facility established under the December

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
2016 Credit Facilities. The Credit Facilities also include covenants that, among other things, require AAG to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.
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
(b) Senior Secured Notes
11.75% Senior Secured Notes
In June 2020, American issued $2.5 billion aggregate principal amount of 11.75% senior secured notes due 2025 (the 11.75% Senior Secured Notes) at a price equal to 99% of their aggregate principal amount. The 11.75% Senior Secured Notes bear interest at a rate of 11.75% per annum (subject to increase if the collateral coverage ratio described below is not met). Interest on the 11.75% Senior Secured Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021. The 11.75% Senior Secured Notes will mature on July 15, 2025. The obligations of American under the 11.75% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG. The proceeds from the 11.75% Senior Secured Notes were used to repay and terminate the Delayed Draw Term Loan Credit Facility (and to terminate all security documents and all other loan documents related thereto) with the remaining amount for general corporate purposes and to enhance our liquidity position.
The 11.75% Senior Secured Notes were issued pursuant to an indenture, dated as of June 30, 2020 (the 11.75% Senior Secured Notes Indenture), by and among American, AAG and Wilmington Trust, National Association, as trustee (the 11.75% Senior Secured Notes Trustee). The 11.75% Senior Secured Notes are American’s senior secured obligations. Subject to certain limitations and exceptions, the 11.75% Senior Secured Notes are secured on a first-lien basis by security interests in certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in Australia, Canada, the Caribbean, Central America, China, Hong Kong, Japan, Mexico, South Korea, and Switzerland (collectively, the First Lien 11.75% Senior Secured Notes Collateral). American’s obligations with respect to the 11.75% Senior Secured Notes are also secured on a second-lien basis by security interests in certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in the European Union and the United Kingdom (collectively, the Second Lien 11.75% Senior Secured Notes Collateral and together with the First Lien 11.75% Senior Secured Notes Collateral, the 11.75% Senior Secured Notes Collateral). American may be required to pledge additional collateral in the future under the terms of the 11.75% Senior Secured Notes, and in certain circumstances may elect to pledge additional collateral as a replacement for existing collateral. The Second Lien 11.75% Senior Secured Notes Collateral also secures the 2014 Credit Facilities on a first-lien basis.
American may redeem the 11.75% Senior Secured Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 11.75% Senior Secured Notes being redeemed plus a make whole premium, together with accrued and unpaid interest thereon, if any, to (but not including) the redemption date.
In the event of a specified change of control, each holder of 11.75% Senior Secured Notes may require American to repurchase its 11.75% Senior Secured Notes in whole or in part at a repurchase price of 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to (but not including) the repurchase date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
American is required to deliver an appraisal of the First Lien 11.75% Senior Secured Notes Collateral and officer’s certificate on a semi-annual basis demonstrating the calculation of a collateral coverage ratio in relation to the First Lien 11.75% Senior Secured Notes Collateral as of the end of each semi-annual period based on such appraisal. If American fails to deliver the officer’s certificate in a timely manner or the collateral coverage ratio is less than 1.6 to 1.0 as of the end of the semi-annual period, then, subject to an opportunity to cure the deficiency in the collateral coverage ratio, American will be required to pay special interest in an additional amount equal to 2.0% per annum of the outstanding principal amount of the 11.75% Senior Secured Notes until the collateral coverage ratio is established to be at least 1.6 to 1.0.
The 11.75% Senior Secured Notes Indenture contains covenants that, among other things, restrict the ability of AAG and the ability of its restricted subsidiaries (including American) to: (i) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (ii) incur liens on the 11.75% Senior Secured Notes Collateral and dispose of or release the 11.75% Senior Secured Notes Collateral, (iii) repay subordinated indebtedness, (iv) make certain loans and investments, (v) incur indebtedness or issue preferred stock, (vi) merge, consolidate or sell assets, (vii) undergo certain change of control transactions, and (viii) designate subsidiaries as unrestricted. These covenants are subject to a number of important exceptions and qualifications set forth in the 11.75% Senior Secured Notes Indenture.
Upon the occurrence of any event of default (other than certain bankruptcy or insolvency or reorganization events affecting AAG or certain of its subsidiaries, including American), the 11.75% Senior Secured Notes may be declared to be due and payable immediately. Upon the occurrence of certain bankruptcy, insolvency or reorganization events affecting American or certain of its subsidiaries (including American), all outstanding 11.75% Senior Secured Notes will become due and payable immediately without further action or notice on the part of the 11.75% Senior Secured Notes Trustee or any holder of the 11.75% Senior Secured Notes.
10.75% Senior Secured Notes
On September 25, 2020 (the 10.75% Senior Secured Notes Closing Date), American issued $1.0 billion in initial principal amount of senior secured IP notes (the IP Notes) and $200 million in initial principal amount of senior secured LGA/DCA notes (the LGA/DCA Notes and together with the IP Notes, the 10.75% Senior Secured Notes). The obligations of American under the 10.75% Senior Secured Notes are fully and unconditionally guaranteed (the 10.75% Senior Secured Notes Guarantees) on a senior unsecured basis by AAG. The 10.75% Senior Secured Notes bear interest at a rate of 10.75% per annum in cash. For any interest period on or prior to September 1, 2022, American may, at its election, pay interest at a rate of 12.00% per annum payable one-half in cash and one-half in kind. Interest on the 10.75% Senior Secured Notes is payable semiannually in arrears on September 1 and March 1 of each year, beginning on March 1, 2021. The 10.75% Senior Secured Notes will mature on February 15, 2026.
The proceeds from the 10.75% Senior Secured Notes were used to pay transaction-related fees and expenses and for general corporate purposes.
The 10.75% Senior Secured Notes were each issued pursuant to a separate indenture, dated as of September 25, 2020 (individually, the IP Notes Indenture and the LGA/DCA Notes Indenture and collectively, the 10.75% Senior Secured Notes Indentures), by and among American, AAG and Wilmington Trust, National Association, as trustee and as collateral trustee (the 10.75% Senior Secured Notes Trustee). The IP Notes are secured by a first lien security interest on certain intellectual property of American, including the “American Airlines” trademark and the “aa.com” domain name in the United States and certain foreign jurisdictions (the IP Collateral), and a second lien on certain slots related to American’s operations at New York LaGuardia and Ronald Reagan Washington National airports and certain other assets (the LGA/DCA Collateral and together with the IP Collateral, the 10.75% Senior Secured Notes Collateral). Subject to certain conditions, American will be permitted to incur up to $4.0 billion of additional pari passu debt and unlimited second lien debt secured by the IP Collateral securing the IP Notes. The LGA/DCA Notes are secured by a first lien security interest in the LGA/DCA Collateral. American may be required to pledge additional collateral in the future under the terms of the 10.75% Senior Secured Notes, and in certain circumstances may elect to pledge additional collateral including as a replacement for existing collateral. The LGA/DCA Collateral also secures on a first-lien basis the December 2016 Credit Facilities.
On or prior to the fourth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at a redemption price equal to 100% of the principal amount of the 10.75% Senior Secured Notes redeemed plus a make whole premium, together with accrued and unpaid interest thereon, if any. After the fourth anniversary of the 10.75% Senior Secured Notes Closing Date and on or prior to the fifth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at a redemption price equal to 105.375% of the principal amount of the 10.75% Senior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Secured Notes redeemed, together with accrued and unpaid interest thereon, if any. After the fifth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at par, together with accrued and unpaid interest thereon, if any.
In the event of a specified change of control, each holder of 10.75% Senior Secured Notes may require American to repurchase its 10.75% Senior Secured Notes, in whole or in part, at a repurchase price of 101% of the aggregate principal amount of the 10.75% Senior Secured Notes so repurchased, plus accrued and unpaid interest thereon, if any, to (but not including) the repurchase date.
The 10.75% Senior Secured Notes Indentures contain covenants that, among other things, restrict the ability of AAG and the ability of its restricted subsidiaries (including American) to: (i) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (ii) incur liens on the 10.75% Senior Secured Notes Collateral and dispose of or release the 10.75% Senior Secured Notes Collateral, (iii) repay subordinated indebtedness, (iv) make certain loans and investments, (v) incur indebtedness or issue preferred stock, (vi) merge, consolidate or sell assets, and (vii) designate subsidiaries as unrestricted. In addition, the 10.75% Senior Secured Notes Indentures include covenants that require AAG to maintain (a) an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and (b) a certain minimum ratio of appraised value of the collateral to outstanding debt secured thereby on a first lien basis as further described below in “Certain Covenants.” These covenants are subject to a number of important exceptions and qualifications set forth in the 10.75% Senior Secured Notes Indentures.
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
(c) Treasury Loan Agreement
On September 25, 2020, American and AAG entered into a Loan and Guarantee Agreement (the Treasury Loan Agreement) with Treasury, which provided for a secured term loan facility (the Treasury Term Loan Facility) that permitted American to borrow up to $5.5 billion. Subsequently, on October 21, 2020, American and AAG entered into an amendment to the Treasury Loan Agreement, which increased the borrowing amount to up to $7.5 billion.
As of December 31, 2020, American had borrowed $550 million under the Treasury Term Loan Facility and may, at its option, borrow additional amounts in up to two subsequent borrowings until March 26, 2021. Subsequently, on January 15, 2021, American and AAG entered into an amendment to the Treasury Loan Agreement, which extended this deadline to May 28, 2021. The proceeds from the Treasury Term Loan Facility were, and will be, used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the Treasury Loan Agreement and the applicable provisions of the CARES Act.
The Treasury Term Loan Facility bears interest at a variable rate per annum equal to (a)(i) the LIBOR rate divided by (ii) one minus the Eurodollar Reserve Percentage plus (b) 3.50%. Accrued interest on the loans will be payable in arrears on the first business day following the 14th day of each March, June, September and December, beginning with September 15, 2021, and on June 30, 2025 (the Treasury Term Loan Maturity Date). As of December 31, 2020, the applicable interest rate for the $550 million loan drawn under the Treasury Term Loan Facility was 3.73% per annum through September 15, 2021, at which time the interest rate will reset.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
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
The Treasury Loan Agreement requires AAG and American to comply with the relevant provisions of the CARES Act and the Treasury Loan Agreement, including, but not limited to, the provisions that prohibit the repurchase of AAG’s common stock, the payment of common stock dividends and those that restrict the payment of certain executive compensation, in each case, through the date that is 12 months after the date on which all amounts of loan outstanding under the Treasury Term Loan Facility have been repaid in full.
The Treasury Loan Agreement contains events of default, including cross-default with respect to acceleration or failure to pay at maturity other material indebtedness. Upon the occurrence of an event of default and subject to certain grace periods, the outstanding obligations under the Treasury Loan Agreement may be accelerated and become due and payable immediately.
(d) EETCs
2019-1 Aircraft EETCs
In August 2019, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2019-1 Class AA, Class A and Class B EETCs (the 2019-1 Aircraft EETCs) in connection with the financing of 35 aircraft (the 2019-1 Aircraft). In 2019, $804 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of 28 aircraft under the 2019-1 Aircraft EETCs, of which $608 million was used to repay existing indebtedness. In 2020, the remaining $293 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of seven aircraft under the 2019-1 Aircraft EETCs. Interest and principal payments on equipment notes issued in connection with the 2019-1 Aircraft EETCs are payable semiannually in February and August of each year, which interest payments began in February 2020 and which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
principal payments began or are scheduled to begin (i) in the case of equipment notes with respect to any 2019-1 Aircraft owned by American at the time of issuance of the 2019-1 Aircraft EETCs, in February 2020 and (ii) in the case of equipment notes with respect to the Embraer 175 aircraft and the Airbus A321neo aircraft scheduled to be delivered after the issuance of the 2019-1 Aircraft EETCs, in August 2020 and August 2021, respectively.
Certain information regarding the 2019-1 Aircraft EETC equipment notes, as of December 31, 2020, is set forth in the table below.

2019-1 Aircraft EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$579 million	$289 million	$229 million
Fixed interest rate per annum	3.15%	3.50%	3.85%
Maturity date	February 2032	February 2032	February 2028
(e) Equipment Loans and Other Notes Payable Issued in 2020
In 2020, American entered into agreements under which it borrowed $307 million in connection with the financing or refinancing, as the case may be, of certain aircraft and other flight equipment, of which $17 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2029 through 2032 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 2.28% at December 31, 2020.
(f) Special Facility Revenue Bonds Issued in 2020
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
The 2020 JFK Bonds, in aggregate, were priced at approximately 98% of par value. The gross proceeds from the issuance of the 2020 JFK Bonds were approximately $353 million. Of this amount, approximately $8 million was used to fund the costs of issuance of the 2020 JFK Bonds, approximately $47 million was used to fund the redemption of the 2016 JFK Bonds due August 2020 and approximately $17 million was reimbursed to American for the Terminal construction costs incurred, with the remaining amount of proceeds received to be held in restricted cash and short-term investments on the consolidated balance sheet and to be used to finance a substantial portion of the cost of the renovation and expansion of the Terminal. The 2020 JFK Bonds are comprised of term bonds, $214 million of which bear interest at 5.25% per annum and mature on August 1, 2031, and $146 million of which bear interest at 5.375% per annum and mature on August 1, 2036.
(g) PSP1 Promissory Note
In April 2020, as partial compensation to the U.S. Government for the provision of financial assistance under the PSP1 Agreement, AAG issued the PSP1 Promissory Note to Treasury, which provides for our unconditional promise to pay to Treasury 30% of the total amount of financial assistance disbursed under the PSP1 Agreement, and the guarantee of our obligations by the Subsidiaries. The total financial assistance we received pursuant to the PSP1 Agreement is approximately $6.0 billion. As of December 31, 2020, the principal amount of the PSP1 Promissory Note was approximately $1.8 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The PSP1 Promissory Note bears interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the PSP1 Closing Date and 2.00% plus an interest rate based on the secured overnight financing rate per annum or other benchmark replacement rate consistent with customary market conventions (but not to be less than 0.00%) thereafter until the tenth anniversary of the PSP1 Closing Date (the PSP1 Maturity Date), and interest accrued thereon will be payable in arrears on the last business day of March and September of each year, which began on September 30, 2020. The aggregate principal amount outstanding under the PSP1 Promissory Note, together with all accrued and unpaid interest thereon and all other amounts payable under the PSP1 Promissory Note, will be due and payable on the PSP1 Maturity Date.
We may, at any time and from time to time, voluntarily prepay amounts outstanding under the PSP1 Promissory Note, in whole or in part, without penalty or premium. Within 30 days of the occurrence of certain change of control triggering events, we are required to prepay the aggregate outstanding principal amount of the PSP1 Promissory Note at such time, together with any accrued interest or other amounts owing under the PSP1 Promissory Note at such time.
The PSP1 Promissory Note is our senior unsecured obligation and each guarantee of the PSP1 Promissory Note is the senior unsecured obligation of each of the Subsidiaries, respectively.
The PSP1 Promissory Note contains events of default, including cross-default with respect to acceleration or failure to pay at maturity other material indebtedness. Upon the occurrence of an event of default and subject to certain grace periods, the outstanding obligations under the PSP1 Promissory Note may, and in certain circumstances will automatically, be accelerated and become due and payable immediately.
(h) 6.50% Convertible Senior Notes
In June 2020, AAG completed the public offering of $1.0 billion aggregate principal amount of AAG’s 6.50% convertible senior notes due 2025 (the Convertible Notes). The Convertible Notes are fully and unconditionally guaranteed by American on a senior unsecured basis (the Convertible Notes Guarantee). The net proceeds to us from the Convertible Notes were approximately $970 million, after deducting the underwriters’ discounts and commissions and our estimated offering expenses. The net proceeds from the Convertible Notes are being used for general corporate purposes and to enhance our liquidity position. The Convertible Notes were priced to investors in the offering at 100% of their principal amount.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
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
The Convertible Notes Indenture provides for customary terms and covenants, including that upon certain events of default, either the Convertible Notes Trustee or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the unpaid principal amount of the Convertible Notes and accrued and unpaid interest, if any, thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the Convertible Notes together with accrued and unpaid interest thereon, if any, will automatically become and be immediately due and payable.
As the Convertible Notes can be settled in cash upon conversion, for accounting purposes, the Convertible Notes were bifurcated into a debt component that was recorded at fair value and an equity component. The following table details the debt and equity components recognized related to the Convertible Notes as of December 31, 2020 (in millions):

December 31, 2020
Principal amount of 6.50% convertible senior notes	$1,000
Unamortized debt discount	(417)
Net carrying amount of 6.50% convertible senior notes	583
Additional paid-in capital	415
The effective interest rate on the liability component approximates 20%. We recognized $61 million of interest expense in 2020 including $28 million of non-cash amortization of the debt discount and $33 million of contractual coupon interest. The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is five years as follows: $63 million in 2021, $77 million in 2022, $95 million in 2023, $116 million in 2024 and $66 million in 2025. As previously discussed in Note 1(c), as of January 1, 2021, we early adopted the New Convertible Debt Standard. Accordingly, our unamortized debt discount as of January 1, 2021 was reduced by $389 million and the adjusted non-cash interest expense to be recognized over the next five years is as follows: $5 million in 2021, $6 million in 2022, $6 million in 2023, $7 million in 2024 and $4 million in 2025.
At December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.
(i) Unsecured Senior Notes
5.000% Senior Notes
In May 2019, AAG issued $750 million aggregate principal amount of 5.000% senior notes due 2022 (the 5.000% Senior Notes). The 5.000% Senior Notes bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, which began on December 1, 2019. The 5.000% Senior Notes mature in June 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
3.75% Senior Notes
In February 2020, AAG issued $500 million aggregate principal amount of 3.75% senior notes due 2025 (the 3.75% Senior Notes). The 3.75% Senior Notes bear interest at a rate of 3.75% per annum, payable semiannually in arrears in March and September of each year, which began in September 2020. The 3.75% Senior Notes mature in March 2025.
The details of our 5.000% and 3.75% Senior Notes are shown in the table below as of December 31, 2020:

	5.000% Senior Notes	3.75% Senior Notes
Aggregate principal issued and outstanding	$750 million	$500 million
Maturity date	June 2022	March 2025
Fixed interest rate per annum	5.000%	3.75%
Interest payments	Semi-annually in arrears in June and December	Semi-annually in arrears in March and September
The 5.000% and 3.75% Senior Notes are senior unsecured obligations of AAG. These Senior Notes are fully and unconditionally guaranteed by American. The indentures for these Senior Notes contain covenants and events of default generally customary for similar financings. In addition, if we experience specific kinds of changes of control, we must offer to repurchase these Senior Notes in whole or in part at a price of 101% of the principal amount plus accrued and unpaid interest thereon, if any, to (but not including) the repurchase date. Upon the occurrence of certain events of default, these Senior Notes may be accelerated and become due and payable.
Guarantees
As of December 31, 2020, AAG had issued guarantees covering approximately $15.0 billion of American’s secured debt (and interest thereon), including the Credit Facilities and certain EETC financings and $1.0 billion of American’s special facility revenue bonds (and interest thereon).
Certain Covenants
Certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV) or collateral coverage ratio covenants and require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the LTV or collateral coverage ratio exceeds a specified threshold or if the value of the appraised collateral fails to meet a specified threshold, as the case may be, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part, or the interest rate for the financing under such agreements will be increased. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our Treasury Term Loan Facility contains a debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in mandatory prepayment of the Treasury Term Loan Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Specifically, we are required to meet certain collateral coverage tests for our Credit Facilities, 10.75% Senior Secured Notes, 11.75% Senior Secured Notes and Treasury Loan Agreement, as described below:

	2013 Credit Facilities	2014 Credit Facilities	April 2016 Credit Facilities	December 2016 Credit Facilities	10.75% Senior Secured Notes	11.75% Senior Secured Notes	Treasury Loan Agreement
Frequency of Appraisals of Appraised Collateral	Annual	Annual	Annual	Annual	Annual	Semi-Annual	Semi-Annual
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	53.1%	44.3%	48.0%	61.2%	61.2%	35.2%	De Minimis
Collateral Description	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate all services between the U.S. and South America	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and European Union (including London Heathrow)	Generally, certain spare parts	Generally, certain Ronald Reagan Washington National Airport (DCA) slots, certain La Guardia Airport (LGA) slots, certain simulators and certain leasehold rights	Generally, certain DCA slots, certain LGA slots, certain simulators and certain leasehold rights and, in the case of the IP Notes, certain intellectual property of American	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and the Caribbean, Central America and various other countries	Generally, certain rights under U.S. co-branded credit card agreements and certain other loyalty program agreements and intellectual property related to AAdvantage
At December 31, 2020, we were in compliance with the applicable collateral coverage tests as of the most recent measurement dates.
6.  Leases
We lease certain aircraft and engines, including aircraft under capacity purchase agreements. As of December 31, 2020, we had 641 leased aircraft, with remaining terms ranging from less than one year to 12 years.
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
The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Operating lease cost	$1,957	$2,027	$1,907
Finance lease cost:
Amortization of assets	92	79	78
Interest on lease liabilities	38	43	48
Variable lease cost	1,801	2,558	2,353
Total net lease cost	$3,888	$4,707	$4,386
Included in the table above is $172 million, $236 million and $226 million of operating lease cost under our capacity purchase agreement with Republic for the years ended December 31, 2020, 2019 and 2018, respectively. We hold a 25% equity interest in Republic Holdings, the parent company of Republic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Additionally, not included in the table above, we recognized $109 million in cash special charges in 2020 related to the impairment of ROU assets and lease return costs resulting from our decision to retire certain leased aircraft earlier than planned driven by the severe decline in air travel due to the COVID-19 pandemic.
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2020	2019
Operating leases:
Operating lease ROU assets	$8,039	$8,737

Current operating lease liabilities	$1,651	$1,708
Noncurrent operating lease liabilities	6,777	7,421
Total operating lease liabilities	$8,428	$9,129

Finance leases:
Property and equipment, at cost	$1,021	$954
Accumulated amortization	(539)	(447)
Property and equipment, net	$482	$507

Current finance lease liabilities	$100	$112
Noncurrent finance lease liabilities	472	558
Total finance lease liabilities	$572	$670

Weighted average remaining lease term (in years):
Operating leases	7.4	7.4
Finance leases	5.4	6.2

Weighted average discount rate:
Operating leases	5.6%	4.7%
Finance leases	6.3%	6.2%
Supplemental cash flow and other information related to leases was as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,028	$2,013	$1,931
Operating cash flows from finance leases	39	43	48
Financing cash flows from finance leases	114	83	78

Non-cash transactions:
ROU assets acquired through operating leases	917	1,145	1,292
Operating lease conversion to finance lease	5	41	—
Property and equipment acquired through finance leases	11	20	—

Gain on sale leaseback transactions, net	107	107	59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Maturities of lease liabilities were as follows (in millions):

	December 31, 2020
	Operating Leases	Finance Leases
2021	$1,946	$131
2022	1,777	136
2023	1,586	114
2024	1,192	120
2025	812	85
2026 and thereafter	3,307	89
Total lease payments	10,620	675
Less: Imputed interest	(2,192)	(103)
Total lease obligations	8,428	572
Less: Current obligations	(1,651)	(100)
Long-term lease obligations	$6,777	$472
As of December 31, 2020, we have additional operating lease commitments that have not yet commenced of approximately $1.7 billion for 19 Boeing 787-8 aircraft to be delivered in 2021 with lease terms of 10 years.
7.  Income Taxes
The significant components of the income tax provision (benefit) were (in millions):

	Year Ended December 31,
	2020	2019	2018
Current income tax provision (benefit):
State and Local	$—	$2	$3
Foreign	—	8	29
Current income tax provision (benefit)	—	10	32
Deferred income tax provision (benefit):
Federal	(2,335)	498	390
State and Local	(233)	62	50
Deferred income tax provision (benefit)	(2,568)	560	440
Total income tax provision (benefit)	$(2,568)	$570	$472
 The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Statutory income tax provision (benefit)	$(2,405)	$474	$396
State income tax provision (benefit), net of federal tax effect	(183)	47	44
Book expenses not deductible for tax purposes	22	31	12
Foreign income taxes, net of federal tax effect	—	8	23
Change in valuation allowance	—	4	(6)
Other, net	(2)	6	3
Income tax provision (benefit)	$(2,568)	$570	$472

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The components of our deferred tax assets and liabilities were (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Operating loss carryforwards and other credits	$4,027	$2,103
Loyalty program liability	1,977	1,755
Leases	1,913	2,077
Pensions	1,405	1,229
Postretirement benefits other than pensions	203	145
Rent expense	96	126
Reorganization items	28	30
Alternative minimum tax (AMT) credit carryforwards	—	90
Other	847	613
Total deferred tax assets	10,496	8,168
Valuation allowance	(34)	(34)
Net deferred tax assets	10,462	8,134
Deferred tax liabilities:
Accelerated depreciation and amortization	(5,028)	(5,196)
Leases	(1,818)	(1,979)
Other	(386)	(343)
Total deferred tax liabilities	(7,232)	(7,518)
Net deferred tax asset	$3,230	$616
At December 31, 2020, we had approximately $16.5 billion of federal net operating losses (NOLs) available to reduce future federal taxable income, of which $8.5 billion will expire beginning in 2023 if unused and $8.0 billion can be carried forward indefinitely (NOL Carryforwards). We also had approximately $5.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2020, which will expire in taxable years 2020 through 2040 if unused.
Our ability to use our NOL Carryforwards depends on the amount of taxable income generated in future periods. We provide a valuation allowance for our deferred tax assets, which include our NOLs, when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. We presently have a $34 million valuation allowance on certain net deferred tax assets related to state NOL Carryforwards. There can be no assurance that an additional valuation allowance on our net deferred tax assets will not be required. Such valuation allowance could be material.
Our ability to deduct our NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. Substantially all of our remaining federal NOL Carryforwards attributable to US Airways Group are subject to limitation under Section 382; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes. Our ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs. Under the Section 382 limitation, cumulative stock ownership changes among material stockholders exceeding 50% during a rolling three-year period can potentially limit our future use of NOLs and tax credits.
At December 31, 2019, we had an AMT credit carryforward of approximately $170 million available for federal income tax purposes, which was fully refunded in 2020 as a result of the CARES Act.
In 2020, we recorded an income tax benefit of $2.6 billion, with an effective rate of approximately 22%, which was substantially non-cash. Substantially all of our income before income taxes is attributable to the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our 2017 through 2019 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and we are under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. We believe that the effect of any assessments will not be material to our consolidated financial statements.
The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. We accrue interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively.
8.  Risk Management
Our economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel.
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our business. In particular, the ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels are expected to have a severe and prolonged effect on the global economy generally and, in turn, is expected to depress demand for air travel into the foreseeable future. Due to the uncertainty surrounding the duration and severity of this pandemic, we can provide no assurance as to when and at what pace demand for air travel will return to pre-COVID-19 pandemic levels, if at all. Accordingly, we cannot predict the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on our revenues.
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
These additional factors could impact our results of operations, financial performance and liquidity:
(a) Credit Risk
Our accounts receivable relate primarily to our contracts with airline and non-airline business partners, including our co-branded credit card partners, and to tickets sold to individual passengers primarily through the use of major credit cards. Receivables from our business partners are typically settled within 30 days. Receivables from ticket sales are short-term, mostly settled within seven days after sale. All accounts receivable are reported net of an allowance for credit losses, which have been minimal in the past. We consider past and future financial and qualitative factors when establishing the allowance for credit losses. We do not believe we are subject to any significant concentration of credit risk.
(b) Interest Rate Risk
We have exposure to market risk associated with changes in interest rates related primarily to our LIBOR variable-rate debt obligations. Interest rates on $12.8 billion principal amount of long-term debt as of December 31, 2020 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on our variable-rate debt was 2.0% at December 31, 2020. We currently do not have an interest rate hedge program to hedge our exposure to floating interest rates on our variable-rate debt obligations.
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month, and 12-month) is currently under consultation by the ICE Benchmark Administration (the administrator of LIBOR) and may be extended until June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
have on financial markets for LIBOR-linked financial instruments. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
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
•Level 1 – Observable inputs such as quoted prices in active markets;
•Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
When available, we use quoted market prices to determine the fair value of our financial assets. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates.
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2020.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$247	$247	$—	$—
Corporate obligations	3,449	—	3,449	—
Bank notes/certificates of deposit/time deposits	2,168	—	2,168	—
Repurchase agreements	755	—	755	—
	6,619	247	6,372	—
Restricted cash and short-term investments (1), (3)	609	448	161	—
Long-term investments (4)	161	161	—	—
Total	$7,389	$856	$6,533	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Short-term investments (1):
Money market funds	$333	$333	$—	$—
Bank notes/certificates of deposit/time deposits	2,107	—	2,107	—
Corporate obligations	1,021	—	1,021	—
Repurchase agreements	85	—	85	—
	3,546	333	3,213	—
Restricted cash and short-term investments (1)	158	10	148	—
Long-term investments (4)	204	204	—	—
Total	$3,908	$547	$3,361	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments as of December 31, 2020 mature in one year or less except for $235 million of bank notes/certificates of deposit/time deposits.
(3)Restricted cash and short-term investments primarily include money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK and collateral held to support workers' compensation obligations.
(4)Long-term investments primarily include our equity investment in China Southern Airlines, in which we presently own a 1.8% equity interest, and are classified in other assets on the consolidated balance sheets.
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
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$32,021	$30,454	$23,645	$24,508
Other Investments
We have an approximate 25% ownership interest in Republic Holdings, which we received in 2017 in consideration for our unsecured claim in the Republic Holdings bankruptcy case. This ownership interest is accounted for under the equity method and our portion of Republic Holdings’ financial results is recognized within other, net on the consolidated statements of operations and the investment is reflected within other assets on our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
10.  Employee Benefit Plans
We sponsor defined benefit and defined contribution pension plans for eligible employees. The defined benefit pension plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen and we began providing enhanced benefits under our defined contribution pension plans for certain employee groups. We use a December 31 measurement date for all of our defined benefit pension plans. We also provide certain retiree medical and other postretirement benefits, including health care and life insurance benefits, to retired employees. Effective November 1, 2012, we modified our retiree medical and other postretirement benefits plans to eliminate the company subsidy for employees who retire on or after November 1, 2012. As a result of modifications to our retiree medical and other postretirement benefits plans in 2012, we recognized a negative plan amendment of $1.9 billion, which was included as a component of prior service benefit in accumulated other comprehensive income (loss) (AOCI) and was amortized over the future service life of the active plan participants for whom the benefit was eliminated. As of December 31, 2020, this prior service benefit was fully amortized.
Effective January 1, 2021, health coverage under our retiree medical benefit program that is currently provided to certain retirees age 65 and over who retired prior to November 1, 2012, transitioned from a self-insured plan to a fully-insured Medicare Advantage plan. Benefits coverage has not been reduced and cost shared has not changed as a result of this transition. Due to this transition, as of December 31, 2020, we recognized a negative plan amendment of $313 million to reduce our benefit obligation, which was included as a component of prior service cost in accumulated other comprehensive loss and will be amortized over the average remaining life expectancy of all retirees, or approximately 13.3 years.
Benefit Obligations, Fair Value of Plan Assets and Funded Status
The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and a statement of funded status as of December 31, 2020 and 2019:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2020	2019	2020	2019

	(In millions)
Benefit obligation at beginning of period	$18,358	$16,378	$824	$837
Service cost	2	2	8	3
Interest cost	615	703	30	33
Actuarial loss (1), (2)	1,613	1,965	46	20
Special termination benefits (3)	—	—	410	—
Plan amendments (4)	—	—	(195)	—
Settlements	(36)	(2)	—	—
Benefit payments	(740)	(689)	(77)	(74)
Other	—	1	—	5
Benefit obligation at end of period	$19,812	$18,358	$1,046	$824

Fair value of plan assets at beginning of period	$12,897	$10,053	$204	$225
Actual return on plan assets	1,427	2,305	13	41
Employer contributions (5)	9	1,230	30	12
Settlements	(36)	(2)	—	—
Benefit payments	(740)	(689)	(77)	(74)
Fair value of plan assets at end of period	$13,557	$12,897	$170	$204
Funded status at end of period	$(6,255)	$(5,461)	$(876)	$(620)

(1)The 2020 and 2019 pension actuarial loss primarily relates to the change in our weighted average discount rate assumption and, additionally, in 2019, the change to our mortality assumption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(2)The 2020 retiree medical and other postretirement benefits actuarial loss primarily relates to the change in our weighted average discount rate assumption.
The 2019 retiree medical and other postretirement benefits actuarial loss primarily relates to changes in our weighted average discount rate assumption and plan experience adjustments.
(3)During the third quarter of 2020, we remeasured our retiree medical and other postretirement benefits to account for enhanced healthcare benefits provided to eligible team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. During the third quarter of 2020, we recognized a $410 million special charge for these enhanced healthcare benefits and increased our postretirement benefits obligation by $410 million.
(4)Principally relates to the transition of our retiree medical benefit program from a self-insured plan to a fully-insured Medicare Advantage plan as discussed above.
(5)Pursuant to the CARES Act, minimum required contributions to be made in the calendar year 2020 can be deferred to January 1, 2021, with interest accruing from the original due date to the new payment date. During 2019, we contributed $1.2 billion to our defined benefit pension plans, including a $786 million minimum required contribution and supplemental contributions of $444 million.
Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2020	2019	2020	2019

	(In millions)
As of December 31,
Current liability	$7	$5	$55	$24
Noncurrent liability	6,248	5,456	821	596
Total liabilities	$6,255	$5,461	$876	$620

Net actuarial loss (gain)	$6,700	$5,680	$(358)	$(426)
Prior service cost (benefit)	75	104	(181)	(120)
Total accumulated other comprehensive loss (income), pre-tax	$6,775	$5,784	$(539)	$(546)
Plans with Projected Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits
	2020	2019

	(In millions)
Projected benefit obligation	$19,812	$18,327
Fair value of plan assets	13,557	12,862
Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2020	2019	2020	2019

	(In millions)
Accumulated benefit obligation (ABO)	$19,799	$18,315	$—	$—
Accumulated postretirement benefit obligation	—	—	1,046	824
Fair value of plan assets	13,557	12,862	170	204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018

	(In millions)
Defined benefit plans:
Service cost	$2	$2	$3	$8	$3	$5
Interest cost	615	703	674	30	33	35
Expected return on assets	(1,010)	(815)	(905)	(11)	(15)	(24)
Special termination benefits	—	—	—	410	—	—
Settlements	12	—	—	—	—	—
Amortization of:
Prior service cost (benefit)	30	28	28	(135)	(236)	(236)
Unrecognized net loss (gain)	164	150	141	(24)	(31)	(21)
Net periodic benefit cost (income)	$(187)	$68	$(59)	$278	$(246)	$(241)
The service cost component of net periodic benefit cost (income) is included in operating expenses, the cost for the special termination benefits is included in special items, net and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in our consolidated statements of operations.
Assumptions
The following actuarial assumptions were used to determine our benefit obligations and net periodic benefit cost (income) for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2020	2019	2020	2019
Benefit obligations:
Weighted average discount rate	2.7%	3.4%	2.4%	3.3%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Net periodic benefit cost (income):
Weighted average discount rate	3.4%	4.4%	3.8%	3.2%	4.3%	3.6%
Weighted average expected rate of return on plan assets	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	4.0%	3.7%	3.9%

(1)The weighted average health care cost trend rate at December 31, 2020 is assumed to decline gradually to 3.4% by 2027 and remain level thereafter.
As of December 31, 2020, our estimate of the long-term rate of return on plan assets was 8.0% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management and securities lending programs.
Minimum Contributions
We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and various other laws for U.S. based plans as well as underfunding rules specific to countries where we maintain defined benefit plans. Based on current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
funding assumptions, we have minimum required contributions of $697 million for 2021 including contributions to defined benefit plans for our wholly-owned regional subsidiaries and $130 million of minimum contributions required for 2020 that were deferred pursuant to the CARES Act as discussed above. In January 2021, we made $241 million of required pension contributions, including the $130 million minimum contributions required for 2020. Our funding obligations will depend on the performance of our investments held in trust by the pension plans, interest rates for determining liabilities, the amount of and timing of any supplemental contributions and our actuarial experience.
Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2021	2022	2023	2024	2025	2026-2030
Pension benefits	$790	$830	$872	$914	$952	$5,150
Retiree medical and other postretirement benefits	102	93	89	86	82	356
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
Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving the funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range
Equity	45% - 80%
Public:
U.S. Large	10% - 40%
U.S. Small/Mid	2% - 10%
International	10% - 25%
International Small/Mid	0% - 10%
Emerging Markets	2% - 15%
Alternative Investments	5% - 30%
Fixed Income	20% - 55%
Public:
U.S. Long Duration	15% - 45%
High Yield and Emerging Markets	0% - 10%
Private Income	0% - 15%
Other	0% - 5%
Cash Equivalents	0% - 20%
U.S. long duration bonds are used to partially hedge the assets from declines in interest rates. Public equity as well as high yield fixed income securities are used to provide diversification and are expected to generate higher returns over the long-term than U.S. long duration bonds. Alternative (private) investments are used to provide expected returns in excess of the public markets over the long-term. The pension plan’s master trust also participates in securities lending programs to generate additional income by loaning plan assets to borrowers on a fully collateralized basis. These programs are subject to market risk.

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
Benefit Plan Assets Measured at Fair Value on a Recurring Basis
The fair value of our pension plan assets at December 31, 2020 and 2019, by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2020
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$40	$—	$—	$40
Equity securities:
International markets (a), (b)	2,282	—	—	2,282
Large-cap companies (b)	2,085	—	—	2,085
Mid-cap companies (b)	428	—	—	428
Small-cap companies (b)	73	1	—	74
Mutual funds (c)	80	—	—	80
Fixed income:
Corporate debt (d)	—	3,026	—	3,026
Government securities (e)	—	1,010	—	1,010
U.S. municipal securities	—	30	—	30
Alternative instruments:
Private market partnerships (f)	—	—	15	15
Private market partnerships measured at net asset value (f), (g)	—	—	—	1,791
Common/collective trusts (h)	—	259	—	259
Common/collective trusts measured at net asset value (g), (h)	—	—	—	2,384
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	49	—	—	49
Due from brokers for sale of securities – net	1	—	—	1
Other receivables – net	1	—	—	1
Total	$5,039	$4,326	$17	$13,557

(a)Holdings are diversified as follows: 11% Switzerland, 11% Ireland, 10% United Kingdom, 9% France, 8% Japan, 7% Germany, 6% Netherlands, 13% emerging markets and the remaining 25% with no concentration greater than 5% in any one country.
(b)There are no significant concentrations of holdings by company or industry.
(c)Investment includes mutual funds invested 39% in equity securities of large-cap, mid-cap and small-cap U.S. companies, 35% in U.S. treasuries and corporate bonds and 26% in equity securities of international companies.
(d)Includes approximately 77% investments in corporate debt with a S&P rating lower than A and 23% investments in corporate debt with a S&P rating A or higher. Holdings include 89% U.S. companies, 9% international companies and 2% emerging market companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(e)Includes approximately 89% investments in U.S. domestic government securities, 9% in emerging market government securities and 2% in international government securities. There are no significant foreign currency risks within this classification.
(f)Includes limited partnerships that invest primarily in domestic private equity and private income opportunities. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its net asset value, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $1.6 billion over the next ten years.
(g)Certain investments that are measured using net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the notes to the consolidated financial statements.
(h)Investment includes 34% in a common/collective trust investing in large market capitalization equity securities within the U.S., 30% in three common/collective trusts investing in emerging country equity securities, 21% in a common/collective trust investing in equity securities of companies located outside the U.S., 9% in a collective interest trust investing primarily in short-term securities, 5% in a common/collective trust investing in smaller market capitalization equity securities within the U.S. and 1% in Canadian segregated balanced value, income growth and diversified pooled funds. For some trusts, requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

	Fair Value Measurements as of December 31, 2019
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$20	$—	$—	$20
Equity securities:
International markets (a), (b)	2,769	—	—	2,769
Large-cap companies (b)	2,312	—	—	2,312
Mid-cap companies (b)	543	—	—	543
Small-cap companies (b)	97	—	—	97
Mutual funds (c)	68	—	—	68
Fixed income:
Corporate debt (d)	—	2,804	—	2,804
Government securities (e)	—	923	—	923
U.S. municipal securities	—	51	—	51
Mortgage backed securities	—	4	—	4
Alternative instruments:
Private market partnerships (f)	—	—	10	10
Private market partnerships measured at net asset value (f), (g)	—	—	—	1,464
Common/collective trusts (h)	—	358	—	358
Common/collective trusts and 103-12 Investment Trust measured at net asset value (g), (h)	—	—	—	1,423
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	53	—	—	53
Due to brokers for sale of securities – net	(4)	—	—	(4)
Total	$5,858	$4,140	$12	$12,897

(a)Holdings are diversified as follows: 14% United Kingdom, 8% Switzerland, 8% Ireland, 7% Japan, 7% France, 6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
South Korea, 6% Canada, 18% emerging markets and the remaining 26% with no concentration greater than 5% in any one country.
(b)There are no significant concentrations of holdings by company or industry.
(c)Investment includes mutual funds invested 40% in equity securities of large-cap, mid-cap and small-cap U.S. companies, 33% in U.S. treasuries and corporate bonds and 27% in equity securities of international companies.
(d)Includes approximately 76% investments in corporate debt with a S&P rating lower than A and 24% investments in corporate debt with a S&P rating A or higher. Holdings include 86% U.S. companies, 11% international companies and 3% emerging market companies.
(e)Includes approximately 79% investments in U.S. domestic government securities, 13% in emerging market government securities and 8% in international government securities. There are no significant foreign currency risks within this classification.
(f)Includes limited partnerships that invest primarily in domestic private equity and private income opportunities. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its net asset value, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $1.4 billion over the next ten years.
(g)Certain investments that are measured using net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the notes to the consolidated financial statements.
(h)Investment includes 36% in a common/collective trust investing in securities of larger companies within the U.S., 29% in a common/collective trust investing in securities of smaller companies located outside the U.S., 16% in a collective interest trust investing primarily in short-term securities, 15% in an emerging market 103-12 Investment Trust with investments in emerging country equity securities and 4% in Canadian segregated balanced value, income growth and diversified pooled funds. For some trusts, requests for withdrawals must meet specific requirements with advance notice of redemption preferred.
Changes in fair value measurements of Level 3 investments during the year ended December 31, 2020, were as follows (in millions):

	Private Market Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2019	$10	$2
Actual gain on plan assets:
Relating to assets still held at the reporting date	1	—
Purchases	4	—
Ending balance at December 31, 2020	$15	$2
Changes in fair value measurements of Level 3 investments during the year ended December 31, 2019, were as follows (in millions):

	Private Market Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2018	$7	$2
Purchases	3	—
Ending balance at December 31, 2019	$10	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The fair value of our retiree medical and other postretirement benefits plans assets by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2020
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – AAL Class	—	166	—	166
Total	$4	$166	$—	$170

	Fair Value Measurements as of December 31, 2019
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – AAL Class	—	200	—	200
Total	$4	$200	$—	$204
Investments in the retiree medical and other postretirement benefits plans’ mutual funds are valued by quoted prices on the active market, which is fair value, and represents the net asset value of the shares of such funds as of the close of business at the end of the period. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination. The AAL Class mutual funds are offered only to benefit plans of American, therefore, trading is restricted only to American, resulting in a fair value classification of Level 2. Investments included approximately 25% and 24% of investments in non-U.S. common stocks in 2020 and 2019, respectively.
Defined Contribution and Multiemployer Plans
The costs associated with our defined contribution plans were $860 million for each of the years ended December 31, 2020 and 2019 and $846 million for the year ended December 31, 2018.
We participate in the International Association of Machinists & Aerospace Workers (IAM) National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the IAM Pension Fund). Our contributions to the IAM Pension Fund were $40 million, $32 million and $31 million for the years ended December 31, 2020, 2019 and 2018, respectively. The IAM Pension Fund reported $510 million in employers’ contributions for the year ended December 31, 2019, which is the most recent year for which such information is available. For 2019, our contributions represented more than 5% of total contributions to the IAM Pension Fund.
On March 29, 2019, the actuary for the IAM Pension Fund certified that the fund was in “endangered” status despite reporting a funded status of over 80%. Additionally, the IAM Pension Fund’s Board voluntarily elected to enter into “critical” status on April 17, 2019. Upon entry into critical status, the IAM Pension Fund was required by law to adopt a rehabilitation plan aimed at restoring the financial health of the pension plan and did so on April 17, 2019 (the Rehabilitation Plan). Under the Rehabilitation Plan, we were subject to an immaterial contribution surcharge, which ceased to apply June 14, 2019 upon our mandatory adoption of a contribution schedule under the Rehabilitation Plan. The contribution schedule requires 2.5% annual increases to our contribution rate. This contribution schedule will remain in effect through the earlier of December 31, 2031 or the date the IAM Pension Fund emerges from critical status.
Profit Sharing Program
We accrue 5% of our pre-tax income excluding net special items for our profit sharing program. As a result of our pre-tax loss excluding net special items, there will not be a payout for 2020 under our profit sharing program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
11.  Accumulated Other Comprehensive Loss
The components of AOCI are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2018	$(4,673)	$(5)	$(1,218)		$(5,896)
Other comprehensive income (loss) before reclassifications	(476)	3	107		(366)
Amounts reclassified from AOCI	(89)	—	20	(2)	(69)
Net current-period other comprehensive income (loss)	(565)	3	127		(435)
Balance at December 31, 2019	(5,238)	(2)	(1,091)		(6,331)
Other comprehensive income (loss) before reclassifications	(1,045)	—	236		(809)
Amounts reclassified from AOCI	47	—	(10)	(2)	37
Net current-period other comprehensive income (loss)	(998)	—	226		(772)
Balance at December 31, 2020	$(6,236)	$(2)	$(865)		$(7,103)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on our consolidated statements of operations.
Reclassifications out of AOCI for the years ended December 31, 2020 and 2019 are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the consolidated statements of operations
	Year Ended December 31,
AOCI Components	2020	2019
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(81)	$(162)	Nonoperating other income, net
Actuarial loss	118	93	Nonoperating other income, net
Total reclassifications for the period, net of tax	$37	$(69)
Amounts allocated to other comprehensive income for income taxes as further described in Note 7 will remain in AOCI until we cease all related activities, such as termination of the pension plan.
12.  Commitments, Contingencies and Guarantees
(a) Aircraft, Engine and Other Purchase Commitments
Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2020 are expected to be as follows (approximately, in millions):

	2021	2022	2023	2024	2025	2026 and Thereafter	Total
Payments for aircraft commitments and certain engines (1)	$527	$1,661	$1,592	$2,377	$3,381	$1,742	$11,280

(1)These amounts are net of purchase deposits currently held by the manufacturers. We have granted a security interest in certain of our purchase deposits with Boeing to secure certain obligations to Boeing and third-party financing sources. Our purchase deposits held by all manufacturers totaled $1.4 billion as of December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
On March 13, 2019, a directive from the Federal Aviation Administration (FAA) grounded all U.S.-registered Boeing 737 MAX Family aircraft and, as a result, all deliveries of Boeing 737 MAX Family aircraft were suspended. Since the time of the FAA recertification of the Boeing 737 MAX Family aircraft on November 18, 2020, deliveries have resumed and we accepted delivery of 10 Boeing 737 MAX Family aircraft during the period between the date of recertification and December 31, 2020. We have rights to defer one Boeing 737 MAX Family aircraft from delivery in 2021 to 2023 and rights to defer 10 Boeing 737 MAX Family aircraft from delivery in 2022 to 2023-2024.
Due to the uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our current best estimate; however, the actual delivery schedule may differ from the table above, potentially materially.
The amounts in the table exclude 19 Boeing 787-8 aircraft to be delivered in 2021 for which we have obtained committed lease financing. See Note 6 for information regarding this operating lease commitment.
Additionally, we have purchase commitments related to aircraft fuel, flight equipment maintenance, construction projects and information technology support as follows (approximately): $2.3 billion in 2021, $1.3 billion in 2022, $1.2 billion in 2023, $242 million in 2024, $163 million in 2025 and $1.0 billion in 2026 and thereafter.
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
As of December 31, 2020, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2021 to 2027, with rights of American to extend the respective terms of certain agreements.
As of December 31, 2020, American’s minimum obligations under its capacity purchase agreements with third-party regional carriers are as follows (approximately, in millions):

	2021	2022	2023	2024	2025	2026 and Thereafter	Total
Minimum obligations under capacity purchase agreements with third-party regional carriers (1)	$1,120	$1,666	$1,685	$1,663	$1,511	$3,646	$11,291

(1)Represents minimum payments under capacity purchase agreements with third-party regional carriers, which are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. Excludes payments for the lease of certain aircraft under capacity purchase agreements, which are reflected in the operating lease obligations in Note 6.
(c) Airport Redevelopment
Los Angeles International Airport (LAX)
From time to time, airports where we have operations engage in construction projects, often substantial, that result in new or improved facilities that are ultimately funded through increases in the rent and other occupancy costs payable by airlines using the airport. Unlike this construction and funding model, we are managing a project at LAX where we have legal title to the assets during construction. In 2018, we executed a lease agreement with Los Angeles World Airports (LAWA), which owns and operates LAX, in connection with a $1.6 billion modernization project related to LAX Terminals 4 and 5. Construction, which started in October 2018 and is expected to be completed in 2028, will occur in a phased approach. The modernization project will include a unified departure hall to the entranceway of Terminals 4 and 5, reconfigured ticket counter and check-in areas with seamless access to security screening areas, 10 new security screening lanes with automated technology in addition to the existing Terminal 5 lanes, and a new Terminal 4 South concourse with more open and upgraded amenities at gate areas. The project will also include renovated break rooms, multi-use meeting rooms and team gathering spaces throughout the terminals to support our team members at LAX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
As each phase is completed, the assets will be sold and transferred to LAWA, including the site improvements and non-proprietary improvements. As we control the assets during construction, they are recognized on our balance sheet until legal title has transferred. As of December 31, 2020, we have incurred approximately $223 million in costs relating to the LAX modernization project, of which $114 million were incurred during 2020, and have been included within operating property and equipment on our consolidated balance sheet. As of December 31, 2020, we have sold and transferred $111 million of non-proprietary improvements to LAWA, all of which occurred during 2020.
(d) Off-Balance Sheet Arrangements
Aircraft and Engines
American currently operates 350 owned aircraft and 24 leased aircraft, and owns 62 spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of the spare engine EETCs, the trusts allow American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2020, $11.0 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities; however, American concluded it is not the primary beneficiary under these leasing arrangements and accounts for the majority of its EETC leveraged lease financings as operating leases. American’s total future payments to the trusts of each of the relevant EETCs under these leveraged lease financings are $78 million as of December 31, 2020, which are reflected in the operating lease obligations in Note 6.
Letters of Credit and Other
We provide financial assurance, such as letters of credit, surety bonds or restricted cash and investments, primarily to support projected workers’ compensation obligations and airport commitments. As of December 31, 2020, we had $476 million of letters of credit and surety bonds securing various obligations, of which $110 million is collateralized with our restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2024.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. We are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. In February 2020, 2.2 million shares of AAG common stock were distributed from the Disputed Claims Reserve. After giving effect to this distribution, as of December 31, 2020, the Disputed Claims Reserve held approximately 4.8 million shares of AAG common stock.
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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the Bankruptcy Court. The complaint named as defendants US Airways Group, US Airways, AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in our favor. We expect the plaintiffs to appeal this ruling. We believe this lawsuit is without merit and intend to continue to vigorously defend against the allegations, including in respect of any appeal of the January 29, 2021 ruling.
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
American is required to make principal and interest payments for certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment, which are leased to American. The payment of principal and interest of certain special facility revenue bonds is guaranteed by AAG. As of December 31, 2020, the remaining lease payments through 2035 guaranteeing the principal and interest on these bonds are $572 million and the current carrying amount of the associated operating lease liability in the accompanying consolidated balance sheet is $321 million.
As of December 31, 2020, AAG had issued guarantees covering approximately $15.0 billion of American’s secured debt (and interest thereon), including the Credit Facilities and certain EETC financings and $1.0 billion of American’s special facility revenue bonds (and interest thereon).
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
(h) Labor Negotiations
As of December 31, 2020, we employed approximately 102,700 active full-time equivalent (FTE) employees, of which 24,400 were employed by our wholly-owned regional subsidiaries. Of the total active FTE employees, 84% are covered by collective bargaining agreements (CBAs) with various labor unions and 43% are covered by CBAs that are currently amendable or that will become amendable within one year. Joint collective bargaining agreements (JCBAs) have been reached with post-Merger employee groups, including a new five-year JCBA ratified with the TWU-IAM Association, which represents our mainline mechanics and related, fleet service, stock clerks, maintenance control technicians and maintenance training instructors. Additionally, the post-Merger JCBAs covering our pilots and flight attendants are now amendable. The JCBA covering our passenger service employees and CBAs covering certain employee groups at our wholly-owned regional subsidiaries are also amendable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
13.  Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$56	$7	$—
Supplemental information:
Interest paid, net	944	1,111	1,091
Income taxes paid	6	8	18
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
See Note 1(l) for our passenger revenue by geographic region. Our tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.
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
For the years ended December 31, 2020, 2019 and 2018, we recorded $91 million, $95 million and $88 million, respectively, of share-based compensation costs principally in salaries, wages and benefits expense on our consolidated statements of operations.
During 2020, 2019 and 2018, we withheld approximately 0.7 million, 0.8 million and 0.8 million shares of AAG common stock, respectively, and paid approximately $15 million, $25 million and $37 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
RSU award activity for all plans for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2017	4,324	$46.94
Granted	2,194	47.65
Vested and released	(1,999)	44.99
Forfeited	(199)	45.72
Outstanding at December 31, 2018	4,320	$44.29
Granted	3,206	34.00
Vested and released	(2,002)	44.90
Forfeited	(337)	42.55
Outstanding at December 31, 2019	5,187	$37.01
Granted	5,883	22.07
Vested and released	(2,268)	39.46
Forfeited	(920)	29.78
Outstanding at December 31, 2020	7,882	$23.66
As of December 31, 2020, there was $107 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $51 million, $68 million and $91 million, respectively.
16.  Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Additions Charged to Statement of Operations Accounts	Deductions	Balance at End of Year
Allowance for obsolescence of spare parts
Year ended December 31, 2020	$784	$100	$(394)	$490
Year ended December 31, 2019	814	91	(121)	784
Year ended December 31, 2018	769	70	(25)	814
Allowance for credit losses on accounts receivable
Year ended December 31, 2020	$31	$27	$(22)	$36
Year ended December 31, 2019	29	19	(17)	31
Year ended December 31, 2018	24	42	(37)	29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
17.  Quarterly Financial Data (Unaudited)
Unaudited summarized financial data by quarter for 2020 and 2019 (in millions, except share and per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Operating revenues	$8,515	$1,622	$3,173	$4,027
Operating expenses	11,064	4,108	6,044	6,542
Operating loss	(2,549)	(2,486)	(2,871)	(2,515)
Net loss	(2,241)	(2,067)	(2,399)	(2,178)
Loss per share:
Basic and diluted	$(5.26)	$(4.82)	$(4.71)	$(3.81)
Shares used for computation (in thousands):
Basic and diluted	425,713	428,807	509,049	571,984

2019
Operating revenues	$10,584	$11,960	$11,911	$11,313
Operating expenses	10,209	10,807	11,103	10,584
Operating income	375	1,153	808	729
Net income	185	662	425	414
Earnings per share:
Basic	$0.41	$1.49	$0.96	$0.95
Diluted	$0.41	$1.49	$0.96	$0.95
Shares used for computation (in thousands):
Basic	451,951	445,008	441,915	434,578
Diluted	453,429	445,587	442,401	435,659
Our fourth quarter 2020 results included $36 million of total pre-tax net special items driven principally by mark-to-market net unrealized gains and losses associated with certain equity investments and treasury rate lock derivative instruments.
Our fourth quarter 2019 results included $108 million of total pre-tax net special items that principally included $85 million of merger integration expenses and $39 million of fleet restructuring expenses, offset in part by $42 million of mark-to-market net unrealized gains associated with certain equity investments and treasury rate lock derivative instruments.
18.  Subsequent Events
PSP2
On January 15, 2021 (the PSP2 Closing Date), the Subsidiaries entered into a Payroll Support Program Extension Agreement (the PSP2 Agreement) with Treasury, with respect to PSP2 provided pursuant to the PSP Extension Law. In connection with our entry into the PSP2 Agreement, on the PSP2 Closing Date, AAG also entered into a warrant agreement (the PSP2 Warrant Agreement) with Treasury and issued the PSP2 Promissory Note to Treasury, with the Subsidiaries as guarantors.
PSP2 Agreement
In connection with PSP2, we are required to comply with the relevant provisions of the PSP Extension Law, which are substantially similar as the restrictions contained in the PSP1 Agreement, but are in effect for a longer time period. These provisions include the requirement that funds provided pursuant to the PSP2 Agreement be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits through March 31, 2021, the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through at least March 31, 2022, the provisions that restrict the payment of certain executive compensation until October 1, 2022, as well as a requirement to recall employees involuntarily terminated or furloughed after September 30, 2020. As was the case with PSP1, the PSP2 Agreement also imposes substantial reporting obligations on us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Pursuant to the PSP2 Agreement, Treasury is to provide us financial assistance to be paid in installments (each, an Installment) expected to total at least $3.0 billion in the aggregate, of which $1.5 billion was received on January 15, 2021. As partial compensation to the U.S. Government for the provision of financial assistance under PSP2, and assuming a total principal sum of approximately $3.0 billion, we expect AAG to issue a PSP2 Promissory Note in the aggregate principal amount of approximately $896 million and issue warrants (each a PSP2 Warrant and, collectively, the PSP2 Warrants) to Treasury to purchase up to an aggregate of approximately 5.7 million shares of AAG common stock.
PSP2 Promissory Note
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP2 Agreement, AAG issued the PSP2 Promissory Note to Treasury, which provides for our unconditional promise to pay to Treasury the initial principal sum of approximately $433 million, subject to an increase equal to 30% of the amount of each additional Installment disbursed under the PSP2 Agreement after the PSP2 Closing Date, and the guarantee of the Company’s obligations by the Subsidiaries. Assuming the total Installments to be paid pursuant to the PSP2 Agreement aggregate approximately $3.0 billion, the PSP2 Promissory Note will have a total principal sum of approximately $896 million.
The PSP2 Promissory Note bears interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the PSP2 Closing Date and 2.00% plus an interest rate based on the secured overnight financing rate per annum or other benchmark replacement rate consistent with customary market conventions (but not to be less than 0.00%) thereafter until the tenth anniversary of the PSP2 Closing Date (the PSP2 Maturity Date), and interest accrued thereon will be payable in arrears on the last business day of March and September of each year, beginning on March 31, 2021. The aggregate principal amount outstanding under the PSP2 Promissory Note, together with all accrued and unpaid interest thereon and all other amounts payable under the PSP2 Promissory Note, will be due and payable on the PSP2 Maturity Date.
We may, at any time and from time to time, voluntarily prepay amounts outstanding under the PSP2 Promissory Note, in whole or in part, without penalty or premium. Within 30 days of the occurrence of certain change of control triggering events, we are required to prepay the aggregate outstanding principal amount of the PSP2 Promissory Note at such time, together with any accrued interest or other amounts owing under the PSP2 Promissory Note at such time.
The PSP2 Promissory Note is our senior unsecured obligation and each guarantee of the PSP2 Promissory Note is the senior unsecured obligation of each of the Subsidiaries, respectively.
The PSP2 Promissory Note contains events of default, including cross-default with respect to acceleration or failure to pay at maturity other material indebtedness. Upon the occurrence of an event of default and subject to certain grace periods, the outstanding obligations under the PSP2 Promissory Note may, and in certain circumstances will automatically, be accelerated and become due and payable immediately.
PSP2 Warrant Agreement and PSP2 Warrants
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP2 Agreement, and pursuant to the PSP2 Warrant Agreement, AAG agreed to issue warrants to Treasury to purchase PSP2 Warrant Shares. The exercise price of the PSP2 Warrant Shares is $15.66 per share (which was the closing price of the AAG common stock on The Nasdaq Global Select Market on December 24, 2020), subject to certain anti-dilution provisions provided for in the PSP2 Warrants.
Pursuant to the PSP2 Warrant Agreement, (a) on the PSP2 Closing Date, AAG issued to Treasury a PSP2 Warrant to purchase up to an aggregate of approximately 2.8 million shares of Common Stock based on the terms described herein and (b) on the date of each increase of the principal amount of the PSP2 Promissory Note in connection with the disbursement of an additional Installment under the PSP2 Agreement, AAG will issue to Treasury an additional PSP2 Warrant for a number of shares of AAG common stock equal to 10% of such increase of the principal amount of the PSP2 Promissory Note, divided by $15.66, the exercise price of such shares. Assuming the total Installments to be paid pursuant to the PSP2 Agreement aggregate approximately $3.0 billion, the total number of PSP2 Warrant Shares issuable is approximately 5.7 million, subject to certain anti-dilution provisions, provided for in the PSP2 Warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The PSP2 Warrants do not have any voting rights and are freely transferrable, with registration rights. Each PSP2 Warrant expires on the fifth anniversary of the date of issuance of such PSP2 Warrant. The PSP2 Warrants will be exercisable either through net share settlement or cash, at our option. The PSP2 Warrants were and will be issued solely as compensation to the U.S. Government related to entry into the PSP2 Agreement. No separate proceeds (apart from the financial assistance described above) were received upon issuance of the PSP2 Warrants or will be received upon exercise thereof.
At the Market Offering
On October 22, 2020, AAG entered into an Equity Distribution Agreement (Prior ATM) relating to the issuance and sale of shares of AAG common stock pursuant to an at-the-market offering up to an aggregate value of $1.0 billion. Since the inception of the Prior ATM through January 28, 2021, we issued 68.6 million shares of AAG common stock at an average price of $12.87 per share for net proceeds of $869 million. We provided notice to terminate the Prior ATM effective as of January 28, 2021 with $118 million of shares of AAG common stock available for issuance.
On January 29, 2021, AAG entered into a new Equity Distribution Agreement (ATM Offering) relating to the issuance and sale of shares of AAG common stock pursuant to an at-the-market offering up to an aggregate value of $1.1 billion. The net proceeds from the sale of shares of AAG common stock related to the ATM Offering will be used for general corporate purposes and to enhance our liquidity position. Since the inception of the ATM Offering through February 16, 2021, we have issued 18.2 million shares of AAG common stock at an average price of $17.59 per share for proceeds of $320 million.

ITEM 8B. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES, INC.
Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
American Airlines, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Airlines, Inc. and subsidiaries (American) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), American’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2021 expressed an unqualified opinion on the effectiveness of American’s internal control over financial reporting.
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

Estimate of mileage credits not expected to be redeemed
As discussed in Note 1(l) to the consolidated financial statements, American’s loyalty program awards mileage credits to passengers for flights on American, flights on partner airlines, or for using the services of other program participants. American accounts for such mileage credits earned using the deferred revenue method, which includes an estimate for mileage credits not expected to be redeemed. American’s loyalty program liability was $9.2 billion as of December 31, 2020 and the associated passenger revenue for mileage credits redeemed for travel was $1.1 billion for the year ended December 31, 2020.
We identified the assessment of the estimated number of mileage credits not expected to be redeemed as a critical audit matter. A high degree of auditor judgment was required to evaluate the applicability of historical data used to develop the estimate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over American’s loyalty program accounting process, including controls related to the estimation of mileage credits not expected to be redeemed. We assessed American’s methodology used to evaluate this estimate and determined it was consistent with historical periods. We developed an independent expectation of mileage credits not expected to be redeemed, which included consideration of industry and historical information. We compared the results of our independent expectation to American’s recorded amount of loyalty program liability and the associated passenger revenue.
Sufficiency of audit evidence over realizability of operating loss carryforwards
As discussed in Notes 1(i) and 5 to the consolidated financial statements, American had $3.9 billion of operating loss carryforwards, which are recorded as deferred tax assets at December 31, 2020. Deferred tax assets are recognized related to operating loss carryforwards that will reduce future taxable income. American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all the deferred tax assets, will not be realized. In evaluating the need for a valuation allowance, management considers the weighting of all available positive and negative evidence, which includes, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, as well as future projections of profitability.
We identified the evaluation of the sufficiency of audit evidence over the realizability of operating loss carryforwards as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment, and the involvement of tax professionals in order to assess the nature and extent of procedures performed in assessing the realizability of the operating loss carryforwards.
The following are the primary procedures we performed to address this critical audit matter. We performed risk assessment procedures and applied auditor judgment to determine the nature and extent of procedures to be performed over the income tax accounts and disclosures. We evaluated the design and tested the operating effectiveness of certain internal controls over American’s deferred tax asset valuation allowance process, including controls related to the realizability of operating loss carryforwards. We evaluated positive and negative evidence used in assessing whether the deferred tax assets were more-likely-than-not to be realized in the future, including evaluating the nature, frequency and severity of current and cumulative taxable income or losses, as well as future projections of profitability. We evaluated the reasonableness of management’s future projections of profitability considering (i) historical profitability of American, (ii) consistency with industry data and economic trends, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. We involved tax professionals who assisted in the evaluation of the nature, frequency and severity of current and cumulative taxable income or losses. Further, we assessed the sufficiency of audit evidence obtained over the realizability of the operating loss carryforwards by evaluating the cumulative results of the audit procedures, qualitative aspects of American’s accounting practices, and potential bias in the accounting estimate.
/s/    KPMG LLP

We have served as American’s auditor since 2014.
Dallas, Texas
February 17, 2021

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating revenues:
Passenger	$14,518	$42,010	$40,676
Cargo	769	863	1,013
Other	2,048	2,888	2,841
Total operating revenues	17,335	45,761	44,530
Operating expenses:
Aircraft fuel and related taxes	2,581	7,526	8,053
Salaries, wages and benefits	10,955	12,600	12,240
Regional expenses	4,676	7,518	7,064
Maintenance, materials and repairs	1,583	2,380	2,050
Other rent and landing fees	1,536	2,055	1,900
Aircraft rent	1,341	1,326	1,264
Selling expenses	513	1,602	1,520
Depreciation and amortization	2,040	1,982	1,839
Special items, net	(657)	635	787
Other	2,991	5,090	5,090
Total operating expenses	27,559	42,714	41,807
Operating income (loss)	(10,224)	3,047	2,723
Nonoperating income (expense):
Interest income	337	515	330
Interest expense, net	(1,171)	(1,109)	(1,028)
Other income, net	155	152	167
Total nonoperating expense, net	(679)	(442)	(531)
Income (loss) before income taxes	(10,903)	2,605	2,192
Income tax provision (benefit)	(2,453)	633	534
Net income (loss)	$(8,450)	$1,972	$1,658
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(8,450)	$1,972	$1,658
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(771)	(434)	(116)
Investments	—	3	(3)
Total other comprehensive loss, net of tax	(771)	(431)	(119)
Total comprehensive income (loss)	$(9,221)	$1,541	$1,539
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$231	$267
Short-term investments	6,617	3,543
Restricted cash and short-term investments	609	158
Accounts receivable, net	1,334	1,770
Receivables from related parties, net	7,877	12,451
Aircraft fuel, spare parts and supplies, net	1,520	1,754
Prepaid expenses and other	633	584
Total current assets	18,821	20,527
Operating property and equipment
Flight equipment	37,485	42,213
Ground property and equipment	8,836	9,089
Equipment purchase deposits	1,446	1,674
Total property and equipment, at cost	47,767	52,976
Less accumulated depreciation and amortization	(16,393)	(18,335)
Total property and equipment, net	31,374	34,641
Operating lease right-of-use assets	7,994	8,694
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $745 and $704, respectively	2,029	2,084
Deferred tax asset	3,235	689
Other assets	1,671	1,164
Total other assets	11,026	8,028
Total assets	$69,215	$71,890

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$2,800	$2,358
Accounts payable	1,116	1,990
Accrued salaries and wages	1,661	1,461
Air traffic liability	4,757	4,808
Loyalty program liability	2,033	3,193
Operating lease liabilities	1,641	1,695
Other accrued liabilities	2,300	2,055
Total current liabilities	16,308	17,560
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	26,182	20,684
Pension and postretirement benefits	7,027	6,008
Loyalty program liability	7,162	5,422
Operating lease liabilities	6,739	7,388
Other liabilities	1,449	1,406
Total noncurrent liabilities	48,559	40,908
Commitments and contingencies (Note 10)
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,050	16,903
Accumulated other comprehensive loss	(7,194)	(6,423)
Retained earnings (deficit)	(5,508)	2,942
Total stockholder’s equity	4,348	13,422
Total liabilities and stockholder’s equity	$69,215	$71,890
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(8,450)	$1,972	$1,658
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,313	2,267	2,108
Net gains from sale of property and equipment and sale-leaseback transactions	(98)	(109)	(57)
Special items, net non-cash	1,588	384	458
Pension and postretirement	(319)	(178)	(302)
Deferred income tax provision (benefit)	(2,453)	623	503
Share-based compensation	91	94	86
Other, net	14	(56)	(102)
Changes in operating assets and liabilities:
Decrease in accounts receivable	595	130	232
Decrease (increase) in other assets	42	(321)	(354)
Increase (decrease) in accounts payable and accrued liabilities	(619)	273	(171)
Increase (decrease) in air traffic liability	(51)	469	297
Decrease (increase) in receivables from related parties, net	4,134	(1,772)	(1,849)
Increase (decrease) in loyalty program liability	580	76	(283)
Contributions to pension plans	(6)	(1,224)	(472)
Increase (decrease) in other liabilities	1,210	(199)	191
Net cash provided by (used in) operating activities	(1,429)	2,429	1,943
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,922)	(4,156)	(3,677)
Proceeds from sale-leaseback transactions	665	850	1,096
Proceeds from sale of property and equipment	351	49	106
Purchases of short-term investments	(5,874)	(3,184)	(3,412)
Sales of short-term investments	2,803	4,144	3,705
Proceeds from vendor	90	250	—
Decrease (increase) in restricted short-term investments	(308)	(3)	72
Proceeds from sale of investments	41	—	207
Other investing activities	(154)	(96)	(7)
Net cash used in investing activities	(4,308)	(2,146)	(1,910)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	8,959	3,210	2,354
Payments on long-term debt and finance leases	(3,029)	(3,440)	(2,442)
Deferred financing costs	(85)	(52)	(59)
Net cash provided by (used in) financing activities	5,845	(282)	(147)
Net increase (decrease) in cash and restricted cash	108	1	(114)
Cash and restricted cash at beginning of year	277	276	390
Cash and restricted cash at end of year (a)	$385	$277	$276

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:

Cash	$231	$267	$265
Restricted cash included in restricted cash and short-term investments	154	10	11
Total cash and restricted cash	$385	$277	$276
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2017	$—	$16,716	$(5,873)	$(955)	$9,888
Net income	—	—	—	1,658	1,658
Other comprehensive loss, net	—	—	(119)	—	(119)
Share-based compensation expense	—	86	—	—	86
Impact of adoption of Accounting Standards Update (ASU) 2016-01 related to financial instruments	—	—	—	60	60
Impact of adoption of ASU 2016-02 related to leases	—	—	—	197	197
Balance at December 31, 2018	—	16,802	(5,992)	960	11,770
Net income	—	—	—	1,972	1,972
Other comprehensive loss, net	—	—	(431)	—	(431)
Share-based compensation expense	—	94	—	—	94
Intercompany equity transfer	—	7	—	10	17
Balance at December 31, 2019	—	16,903	(6,423)	2,942	13,422
Net loss	—	—	—	(8,450)	(8,450)
Other comprehensive loss, net	—	—	(771)	—	(771)
Share-based compensation expense	—	91	—	—	91
Intercompany equity transfer	—	56	—	—	56
Balance at December 31, 2020	$—	$17,050	$(7,194)	$(5,508)	$4,348
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
1.  Basis of Presentation and Summary of Significant Accounting Policies
(a) Basis of Presentation
American Airlines, Inc. (American) is a Delaware corporation whose primary business activity is the operation of a major network air carrier, providing scheduled air transportation for passengers and cargo. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG), which owns all of American’s outstanding common stock, par value $1.00 per share. On December 9, 2013, a subsidiary of AMR Corporation (AMR) merged with and into US Airways Group, Inc. (US Airways Group), a Delaware corporation, which survived as a wholly-owned subsidiary of AAG, and AAG emerged from Chapter 11 (the Merger). Upon closing of the Merger and emergence from Chapter 11, AMR changed its name to American Airlines Group Inc. All significant intercompany transactions have been eliminated.
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, testing regimes, closing of borders, “stay at home” orders and business closures. As a result, American has experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in its revenues. While American's business performed largely as expected in January and February of 2020, a severe reduction in air travel starting in March 2020 resulted in its total operating revenues decreasing approximately 62% in 2020 as compared to 2019. While the length and severity of the reduction in demand due to the COVID-19 pandemic is uncertain, American's business, operations and financial condition in 2020 were severely impacted.
American has taken aggressive actions to mitigate the effects of the COVID-19 pandemic on its business including deep capacity reductions, structural changes to its fleet, cost reductions, and steps to preserve cash and improve its overall liquidity position. American remains extremely focused on taking all self-help measures available to manage its business during this unprecedented time, consistent with the terms of the financial assistance it has received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
Capacity Reductions
American has significantly reduced its capacity (as measured by available seat miles), with 2020 flying decreasing by 50% year-over-year. Domestic capacity in 2020 was down 41% year-over-year while international capacity was down 68% year-over-year. The demand environment continues to be uncertain as COVID-19 cases have continued to fluctuate in jurisdictions to which American flies and travel restrictions have generally remained in place. Due to this uncertainty, American will continue to adjust its future capacity to match observed booking trends for future travel and make further adjustments to its capacity as needed.
Fleet
To better align American’s network with lower passenger demand, American accelerated the retirement of Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. These retirements remove complexity from American’s operation and bring forward cost savings and efficiencies associated with operating fewer aircraft types. See Note 1(g) below for further information on the accounting for American's fleet retirements. Due to the inherent uncertainties of the current operating environment, American will continue to evaluate its current fleet and may decide to permanently retire additional aircraft. In addition, American has placed a number of Boeing 737-800 and certain regional aircraft into temporary storage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Cost Reductions
American moved quickly to better align its costs with its reduced schedule. In aggregate, American estimates that it has reduced its 2020 operating and capital expenditures by more than $17 billion. These savings were achieved primarily through capacity reductions. In addition, American implemented a series of actions, including the accelerated fleet retirements discussed above as well as reductions in maintenance expense and $700 million in non-aircraft capital expenditures through less fleet modification work, the elimination of ground service equipment purchases and pausing non-critical facility investments and information technology projects. American also suspended all non-essential hiring, paused non-contractual pay rate increases, reduced executive and board of director compensation, implemented voluntary leave and early retirement programs and decreased its management and support staff team, including officers, by approximately 30%. In total, more than 20,000 team members have opted for an early retirement or long-term partially paid leave. Additionally, American has made reductions in marketing, contractor, event and training expenses as well as consolidated space at airport facilities.
Due to the effects of the COVID-19 pandemic, American involuntarily furloughed certain team members starting October 1, 2020, and subsequently recalled the team members effective December 1, 2020 covered by the financial assistance provided pursuant to the payroll support program (PSP2) established under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law) (see Note 17 for further information).
Liquidity
As of December 31, 2020, American had $14.3 billion in total available liquidity, consisting of $6.9 billion in unrestricted cash and short-term investments, $7.0 billion in an undrawn term loan facility under the CARES Act and a total of $446 million in undrawn short-term revolving and other facilities.
During 2020, American completed the following financing transactions (see Note 3 for further information):
•refinanced the $1.2 billion 2014 Term Loan Facility at a lower interest rate and extended the maturity from 2021 to 2027;
•raised $1.0 billion from the senior secured delayed draw term loan credit facility (Delayed Draw Term Loan Credit Facility);
•borrowed $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility;
•issued $2.5 billion in aggregate principal amount of 11.75% senior secured notes due 2025 and used the proceeds thereof, in part, to repay the $1.0 billion Delayed Draw Term Loan Credit Facility that American borrowed in March 2020;
•issued approximately $360 million in special facility revenue bonds, of which $47 million was used to fund the redemption of certain outstanding bonds;
•entered into a $7.5 billion secured term loan facility with the U.S. Department of Treasury (Treasury), of which American borrowed $550 million (see below for additional information on the Treasury Loan Agreement);
•issued $1.2 billion in aggregate principal amount of two series of 10.75% senior secured notes due 2026 secured by various collateral;
•raised $665 million principally from aircraft sale-leaseback transactions as well as $351 million from asset sales primarily related to previously parked aircraft; and
•received approximately $600 million of proceeds from enhanced equipment trust certificates (EETCs) and other aircraft and flight equipment financings, of which $17 million was used to repay existing indebtedness.
In addition to the foregoing financings, AAG and the Subsidiaries (as defined below) received an aggregate of $6.0 billion in financial assistance through the payroll support program (PSP1) established under the CARES Act, all of which was received by the end of September 2020. In connection with the receipt by AAG and the Subsidiaries of this financial assistance, AAG issued a promissory note (the PSP1 Promissory Note) to Treasury for $1.8 billion in aggregate principal amount and warrants to purchase up to an aggregate of approximately 14.1 million shares (the PSP1 Warrant Shares) of AAG common stock. See below for further discussion on PSP1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
In January 2021, AAG and the Subsidiaries received $1.5 billion (of an expected total of at least $3.0 billion) in financial assistance through PSP2. In connection with the receipt by AAG and the Subsidiaries of this financial assistance, AAG issued a promissory note (the PSP2 Promissory Note) to Treasury for an initial principal sum of approximately $433 million and warrants to purchase up to an aggregate of approximately 2.8 million shares (the PSP2 Warrant Shares) of AAG common stock. See Note 17 for further discussion on PSP2.
Also, American is permitted to, and has, deferred payment of the employer portion of Social Security taxes through the end of 2020 (with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022). This deferral provided approximately $325 million in additional liquidity during 2020. Additionally, AAG has suspended its capital return program, including share repurchases and the payment of future dividends for at least the period that the restrictions imposed by the CARES Act and the PSP Extension Law are applicable.
American continues to evaluate future financing opportunities and work with third-party appraisers on valuations of its remaining unencumbered assets.
A significant portion of American’s debt financing agreements contain covenants requiring it to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value, collateral coverage and/or debt service coverage ratio covenants.
Given the above actions and American’s current assumptions about the future impact of the COVID-19 pandemic on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, American expects to meet its cash obligations as well as remain in compliance with the debt covenants in its existing financing agreements for the next 12 months based on its current level of unrestricted cash and short-term investments, its anticipated access to liquidity (including via proceeds from financings and funds from government assistance obtained pursuant to the CARES Act and the PSP Extension Law) and projected cash flows from operations.
PSP1
On April 20, 2020 (the PSP1 Closing Date), American, Envoy Air Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA and together with American, Envoy and Piedmont, the Subsidiaries), entered into a Payroll Support Program Agreement (the PSP1 Agreement) with Treasury, with respect to PSP1 provided pursuant to the CARES Act. In connection with the Subsidiaries' entry into the PSP1 Agreement, on the PSP1 Closing Date, AAG also entered into a warrant agreement (the PSP1 Warrant Agreement) with Treasury and issued the PSP1 Promissory Note to Treasury, with the Subsidiaries as guarantors.
PSP1 Agreement
In connection with PSP1, AAG and the Subsidiaries are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP1 Agreement be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits, which expired on September 30, 2020, the requirement that certain levels of commercial air service be maintained and the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through at least September 30, 2021, as well as those that restrict the payment of certain executive compensation until March 24, 2022. The PSP1 Agreement also imposes substantial reporting obligations on AAG and the Subsidiaries. These provisions were subsequently extended upon the entry of AAG and its Subsidiaries into PSP2. See Note 17 for further discussion on PSP2. In addition, AAG and the Subsidiaries have entered into the Treasury Loan Agreement (as defined below) and, as a result, the stock repurchase, dividend and executive compensation restrictions imposed by the Treasury Loan Agreement will remain in place through the date that is one year after the secured loan provided under the Treasury Loan Agreement is fully repaid. See below for additional information on the Treasury Loan Agreement.
Pursuant to the PSP1 Agreement, Treasury provided to AAG and the Subsidiaries financial assistance in an aggregate of approximately $6.0 billion. As partial compensation to the U.S. Government for the provision of financial assistance under PSP1, AAG issued the PSP1 Promissory Note in an aggregate principal amount of approximately $1.8 billion and issued warrants (each a PSP1 Warrant and, collectively, the PSP1 Warrants) to Treasury to purchase up to an aggregate of approximately 14.1 million PSP1 Warrant Shares. See below for more information on the PSP1 Warrant Agreement and the PSP1 Warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
For accounting purposes, the $6.0 billion of aggregate financial assistance AAG and the Subsidiaries received pursuant to the PSP1 Agreement is allocated to the PSP1 Promissory Note, the PSP1 Warrants and other PSP1 financial assistance (the PSP1 Financial Assistance). The aggregate principal amount of approximately $1.8 billion of the PSP1 Promissory Note was recorded as unsecured long-term debt, and the total fair value of the PSP1 Warrants of $63 million, estimated using a Black-Scholes option pricing model, was recorded in stockholders' equity in AAG's consolidated balance sheet. The remaining amount of approximately $4.2 billion of PSP1 Financial Assistance was recognized as a credit to special items, net in the consolidated statement of operations in the second and third quarters of 2020, the period over which the continuation of payment of eligible employee wages, salaries and benefits was required.
PSP1 Warrant Agreement and PSP1 Warrants
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP1 Agreement, and pursuant to the PSP1 Warrant Agreement, AAG agreed to issue warrants to Treasury to purchase up to an aggregate of approximately 14.1 million PSP1 Warrant Shares of AAG common stock. The exercise price of the PSP1 Warrant Shares is $12.51 per share (which was the closing price of AAG common stock on The Nasdaq Global Select Market on April 9, 2020) subject to certain anti-dilution provisions provided for in the PSP1 Warrants.
Pursuant to the PSP1 Warrant Agreement, on each of the PSP1 Closing Date, May 29, 2020, June 30, 2020, July 30, 2020 and September 30, 2020, AAG issued to Treasury a PSP1 Warrant to purchase up to an aggregate of approximately 6.7 million shares, 2.8 million shares, 2.8 million shares, 1.4 million shares and 0.4 million shares, respectively, of AAG common stock based on the terms described herein.
The PSP1 Warrants do not have any voting rights and are freely transferrable, with registration rights. Each PSP1 Warrant expires on the fifth anniversary of the date of issuance of such PSP1 Warrant. The PSP1 Warrants will be exercisable either through net share settlement or cash, at AAG's option. The PSP1 Warrants were issued solely as compensation to the U.S. Government related to entry into the PSP1 Agreement. No separate proceeds (apart from the financial assistance described above) were received upon issuance of the PSP1 Warrants or will be received upon exercise thereof.
Treasury Loan Agreement
On September 25, 2020 (the Treasury Loan Closing Date), AAG and American entered into a Loan and Guarantee Agreement (the Treasury Loan Agreement) with Treasury, which provided for a secured term loan facility (the Treasury Term Loan Facility) that permitted American to borrow up to $5.5 billion. Subsequently, on October 21, 2020, AAG and American entered into an amendment to the Treasury Loan Agreement, which increased the borrowing amount to up to $7.5 billion. The Treasury Loan Agreement will involve the issuance of additional warrants to purchase up to an aggregate of approximately 60.0 million shares of AAG common stock, assuming the Treasury Term Loan Facility is fully drawn. As of December 31, 2020, American had borrowed $550 million under the Treasury Term Loan Facility, which is scheduled to mature on June 30, 2025, and issued warrants to Treasury to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock. See Note 3 for further information on the Treasury Loan Agreement and below for more information on the Treasury Loan Warrant Agreement and Treasury Loan Warrants.
Treasury Loan Warrant Agreement and Warrants
In connection with the Treasury Loan Agreement, AAG also entered into a warrant agreement (the Treasury Loan Warrant Agreement) with Treasury. Pursuant to the Treasury Loan Warrant Agreement, AAG agreed to issue warrants (each a Treasury Loan Warrant and, collectively, the Treasury Loan Warrants) to Treasury to purchase up to an aggregate of approximately 60.0 million shares (the Treasury Loan Warrant Shares) of AAG's common stock based on the $7.5 billion commitment amount under the Treasury Term Loan Facility. The exercise price of the Treasury Loan Warrant Shares is $12.51 per share subject to certain anti-dilution provisions provided for in the Treasury Loan Warrant Agreement. For accounting purposes, the fair value for the Treasury Loan Warrant Shares is estimated using a Black-Scholes option pricing model and recorded in stockholders' equity in AAG's consolidated balance sheet with an offsetting debt discount to the Treasury Term Loan Facility in American’s consolidated balance sheet.
Pursuant to the Treasury Loan Warrant Agreement, on the Treasury Loan Closing Date, AAG issued to Treasury a Treasury Loan Warrant to purchase up to an aggregate of approximately 4.4 million Treasury Loan Warrant Shares based on the terms described herein. On the date of each additional borrowing under the Treasury Loan Agreement, AAG will issue to Treasury an additional Treasury Loan Warrant for a number of Treasury Loan Warrant Shares equal to 10% of such borrowing, divided by $12.51, the exercise price of such shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
(c) Recent Accounting Pronouncement
ASU 2016-13: Measurement of Credit Losses on Financial Instruments
This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. American adopted this accounting standard prospectively as of January 1, 2020, and it did not have a material impact on American's consolidated financial statements.
(d) Short-term Investments
Short-term investments are classified as available-for-sale and stated at fair value. Realized gains and losses are recorded in nonoperating expense on American’s consolidated statements of operations. Unrealized gains and losses are recorded in accumulated other comprehensive loss on American’s consolidated balance sheets. For investments in an unrealized loss position, American determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. There have been no credit losses.
(e) Restricted Cash and Short-term Investments
American has restricted cash and short-term investments related primarily to money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK and collateral held to support workers’ compensation obligations.
(f) Aircraft Fuel, Spare Parts and Supplies, Net
Aircraft fuel is recorded on a first-in, first-out basis. Spare parts and supplies are recorded at average costs less an allowance for obsolescence. These items are expensed when used.
(g) Operating Property and Equipment
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
Total depreciation and amortization expense was $2.3 billion, $2.5 billion and $2.4 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
American assesses impairment of operating property and equipment when events and circumstances indicate that the assets may be impaired. An impairment of an asset or group of assets exists only when the sum of the estimated undiscounted cash flows expected to be generated directly by the assets are less than the carrying value of the assets. American groups assets principally by fleet-type when estimating future cash flows, which is generally the lowest level for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
which identifiable cash flows exist. Estimates of future cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, including American’s current fleet plan. If such assets are impaired, the impairment charge recognized is the amount by which the carrying value of the assets exceed their fair value. Fair value reflects management’s best estimate including inputs from published pricing guides and bids from third parties as well as contracted sales agreements when applicable.
In 2020, American’s operations, liquidity and stock price were significantly impacted by decreased passenger demand and government travel restrictions due to the COVID-19 pandemic. Additionally, American decided to retire certain mainline aircraft earlier than planned, including Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as certain regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft. As a result of these events and circumstances, American performed impairment tests for its long-lived assets in the first three quarters of 2020.
As a result of the impairment tests performed, American determined the sum of the estimated undiscounted future cash flows exceeded the carrying value except for the aircraft being retired earlier than planned as discussed above. For those aircraft and certain related spare parts, American recorded $1.5 billion in non-cash special impairment charges reflecting the difference between the carrying values of these assets and their fair values for the year ended December 31, 2020. At December 31, 2020, prepaid expense and other on the consolidated balance sheet included $164 million of these retired aircraft that are expected to be sold in the next year, and other assets on the consolidated balance sheet included $400 million of nonoperating retired aircraft. Due to the inherent uncertainties of the current operating environment, American will continue to evaluate its current fleet (including aircraft in temporary storage) and may decide to permanently retire additional aircraft.
(h) Leases
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
(i) Income Taxes
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
(j) Goodwill
Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the merger with US Airways Group. American has one reporting unit. American assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of goodwill may be lower than the carrying value. American’s annual assessment date is October 1.
Goodwill is assessed for impairment by initially performing a qualitative assessment. If American determines that it is more likely than not that its goodwill may be impaired, it uses a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any.
In addition to American’s annual impairment assessment, it performed interim impairment tests in 2020 on its goodwill as a result of the events and circumstances previously discussed due to the impact of the COVID-19 pandemic on American’s business. American performed a quantitative analysis by using a market approach. Under the market approach, the fair value of the reporting unit was determined based on quoted market prices for equity and the fair value of debt as described in Note 7. The fair value exceeded the carrying value of the reporting unit, and American’s goodwill was not impaired. The carrying value of American’s goodwill on its consolidated balance sheets was $4.1 billion as of December 31, 2020 and 2019.
As discussed above, due to the inherent uncertainties of the current operating environment, American will continue to evaluate its goodwill for events and circumstances that indicate that the fair value of the reporting unit may be lower than the carrying value.
(k) Other Intangibles, Net
Intangible assets consist primarily of certain domestic airport slots and gate leasehold rights, customer relationships, marketing agreements, international slots and route authorities and tradenames.
Definite-Lived Intangible Assets
Definite-lived intangible assets are originally recorded at their acquired fair values, subsequently amortized over their respective estimated useful lives and are assessed for impairment whenever events and circumstances indicate that the assets may be impaired.
The following table provides information relating to American’s amortizable intangible assets as of December 31, 2020 and 2019 (in millions):

	December 31,
	2020	2019
Domestic airport slots	$365	$365
Customer relationships	300	300
Marketing agreements	105	105
Tradenames	35	35
Airport gate leasehold rights	137	137
Accumulated amortization	(745)	(704)
Total	$197	$238
Certain domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. The customer relationships and marketing agreements were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately nine years and 30 years, respectively. Tradenames are fully amortized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
American recorded amortization expense related to these intangible assets of $41 million for each of the years ended December 31, 2020, 2019 and 2018. American expects to record annual amortization expense for these intangible assets as follows (in millions):

2021	$41
2022	41
2023	7
2024	7
2025	7
2026 and thereafter	94
Total	$197
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets include certain domestic airport slots and international slots and route authorities. American assesses indefinite-lived intangible assets for impairment annually or more frequently if events or circumstances indicate that the fair values of indefinite-lived intangible assets may be lower than their carrying values. American’s annual assessment date is October 1.
Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. If American determines that it is more likely than not that its indefinite-lived intangible assets may be impaired, American uses a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any.
In addition to its annual impairment assessment, American performed interim impairment tests in 2020 on its indefinite-lived intangible assets as a result of the events and circumstances previously discussed due to the impact of the COVID-19 pandemic on American’s business. American performed qualitative impairment tests on its indefinite-lived intangible assets and determined there was no material impairment. American had $1.8 billion of indefinite-lived intangible assets on its consolidated balance sheets at each of December 31, 2020 and 2019.
As discussed above, due to the inherent uncertainties of the current operating environment, American will continue to evaluate its indefinite-lived intangible assets for events and circumstances that indicate that their fair values may be lower than the carrying values.
(l) Revenue Recognition
Revenue
The following are the significant categories comprising American’s reported operating revenues (in millions):

	Year Ended December 31,
	2020	2019	2018
Passenger revenue:
Passenger travel	$13,456	$38,831	$37,457
Loyalty revenue - travel (1)	1,062	3,179	3,219
Total passenger revenue	14,518	42,010	40,676
Cargo	769	863	1,013
Other:
Loyalty revenue - marketing services	1,825	2,361	2,352
Other revenue	223	527	489
Total other revenue	2,048	2,888	2,841
Total operating revenues	$17,335	$45,761	$44,530

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners. See “Loyalty Revenue” below for further discussion on these mileage credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
The following is American’s total passenger revenue by geographic region (in millions):

	Year Ended December 31,
	2020	2019	2018
Domestic	$11,765	$30,881	$29,573
Latin America	1,852	5,047	5,125
Atlantic	654	4,624	4,376
Pacific	247	1,458	1,602
Total passenger revenue	$14,518	$42,010	$40,676
American attributes passenger revenue by geographic region based upon the origin and destination of each flight segment.
Passenger Revenue
American recognizes all revenues generated from transportation on American and its regional flights operated under the brand name American Eagle, including associated baggage fees and other inflight services, as passenger revenue when transportation is provided. Ticket and other related sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on American’s consolidated balance sheets. The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel.
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
Various taxes and fees assessed on the sale of tickets to end customers are collected by American as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statements of operations and recorded as a liability until remitted to the appropriate taxing authority. The CARES Act provided for a temporary tax holiday from collecting and remitting certain government ticket taxes for tickets purchased between March 28, 2020 and December 31, 2020.
Loyalty Revenue
American currently operates the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as the Citi and Barclaycard US co-branded credit cards, and certain hotels and car rental companies. Mileage credits can be redeemed for travel on American and other participating partner airlines, as well as other non-air travel awards such as hotels and rental cars. For mileage credits earned by AAdvantage loyalty program members, American applies the deferred revenue method. In response to the COVID-19 pandemic, American suspended the expiration of mileage credits through June 30, 2021 and eliminated mileage reinstatement fees for canceled award tickets.
Mileage credits earned through travel
For mileage credits earned through travel, American applies a relative selling price approach whereby the total amount collected from each passenger ticket sale is allocated between the air transportation and the mileage credits earned. The portion of each passenger ticket sale attributable to mileage credits earned is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided. The estimated selling price of mileage credits is determined using an equivalent ticket value approach, which uses historical data, including award redemption patterns by geographic region and class of service, as well as similar fares as those used to settle award redemptions. The estimated selling price of miles is adjusted for an estimate of the miles that will not be redeemed using statistical models based on historical redemption patterns to develop an estimate of the likelihood of future redemption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Given the inherent uncertainty of the current operating environment due to the COVID-19 pandemic, American will continue to monitor redemption patterns and may adjust its estimates in the future.
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
American’s most significant partner agreements are its co-branded credit card agreements with Citi and Barclaycard US. American identified the following revenue elements in these co-branded credit card agreements: the transportation component; and the use of intellectual property, including the American brand and access to loyalty program member lists, which is the predominant element in the agreements, as well as advertising (collectively, the marketing component). Accordingly, American recognizes the marketing component in other revenue in the period of the mileage sale following the sales-based royalty method.
The transportation component represents the estimated selling price of future travel awards and is determined using the same equivalent ticket value approach described above. The portion of each mileage credit sold attributable to transportation is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided.
For the portion of American’s outstanding mileage credits that it estimates will not be redeemed, American recognizes the associated value proportionally as the remaining mileage credits are redeemed. American’s estimates use statistical models based on historical redemption patterns to develop an estimate of the likelihood of future redemption.
Cargo Revenue
Cargo revenue is recognized when American provides the transportation.
Other Revenue
Other revenue includes revenue associated with American’s loyalty program, which is comprised principally of the marketing component of mileage sales to co-branded credit card and other partners and other marketing related payments. Loyalty revenue included in other revenue was $1.8 billion for the year ended December 31, 2020 and $2.4 billion for both 2019 and 2018. The accounting and recognition for the loyalty program marketing services are discussed above in “Loyalty Revenue.” The remaining amounts included within other revenue relate to airport clubs, advertising and vacation-related services.
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

	December 31,
	2020	2019
	(in millions)
Loyalty program liability	$9,195	$8,615
Air traffic liability	4,757	4,808
Total	$13,952	$13,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2019	$8,615
Deferral of revenue	1,812
Recognition of revenue (1)	(1,232)
Balance at December 31, 2020 (2)	$9,195

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. As previously discussed, in response to the COVID-19 pandemic, American suspended the expiration of mileage credits through June 30, 2021 and eliminated mileage reinstatement fees for canceled award tickets. As of December 31, 2020, American’s current loyalty program liability was $2.0 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the COVID-19 pandemic, American will continue to monitor redemption patterns and may adjust its estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For 2020, $2.8 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2019. In response to the COVID-19 pandemic, American extended the contract duration for certain tickets to December 31, 2021, principally those with travel scheduled from March 1, 2020 through December 31, 2020. Additionally, American has eliminated change fees for most domestic and international tickets. As of December 31, 2020, the air traffic liability included approximately $2.6 billion of travel credits related to these unused tickets for travel prior to December 31, 2020. Accordingly, any revenue associated with these tickets will be recognized within the next 12 months. Given this change in contract duration and uncertainty surrounding the future demand for air travel, American's estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as American's estimates of refunds may be subject to variability and differ from historical experience.
American’s ticket contract receivables relate to ticket sales to individual passengers primarily through the use of major credit cards and are reflected as accounts receivable, net on the accompanying consolidated balance sheets. These receivables are short-term, mostly settled within seven days after sale. All accounts receivable are reported net of an allowance for credit losses, which have been minimal in the past. American considers past and future financial and qualitative factors when establishing the allowance for credit losses.
(m) Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.
(n) Selling Expenses
Selling expenses include credit card fees, commissions, computerized reservations systems fees and advertising. Selling expenses associated with passenger revenue are expensed when the transportation or service is provided. Advertising costs are expensed as incurred. Advertising expense was $50 million, $129 million and $128 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(o) Share-based Compensation
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
(p) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other income, net within total nonoperating expense, net in American’s consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, respectively, foreign currency losses were $24 million, $32 million and $54 million.
(q) Other Operating Expenses
Other operating expenses includes costs associated with ground and cargo handling, crew travel, aircraft food and catering, aircraft cleaning, passenger accommodation, airport security, international navigation fees and certain general and administrative expenses.
(r) Regional Expenses
Expenses associated with American Eagle operations are classified as regional expenses on American’s consolidated statements of operations. Regional expenses consist of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Aircraft fuel and related taxes	$821	$1,869	$1,843
Salaries, wages and benefits	275	325	338
Capacity purchases from third-party regional carriers (1)	2,750	3,562	3,267
Maintenance, materials and repairs	3	30	8
Other rent and landing fees	468	621	583
Aircraft rent	13	29	27
Selling expenses	153	402	369
Depreciation and amortization	273	286	267
Special items, net	(338)	—	—
Other	258	394	362
Total regional expenses	$4,676	$7,518	$7,064

(1)In 2020, 2019, and 2018, American recognized $438 million, $590 million and $565 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). American holds a 25% equity interest in Republic Airways Holdings Inc. (Republic Holdings), the parent company of Republic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
2.  Special Items, Net
Special items, net on American’s consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
PSP1 Financial Assistance (1)	$(3,710)	$—	$—
Fleet impairment (2)	1,484	213	—
Severance expenses (3)	1,408	11	58
Labor contract expenses (4)	228	—	13
Mark-to-market adjustments on bankruptcy obligations, net (5)	(49)	(11)	(76)
Fleet restructuring expenses (6)	—	271	422
Merger integration expenses (7)	—	191	268
Litigation reserve adjustments	—	(53)	45
Intangible asset impairment (8)	—	—	26
Other operating special items, net	(18)	13	31
Mainline operating special items, net	(657)	635	787

PSP1 Financial Assistance (1)	(444)	—	—
Fleet impairment (2)	106	—	—
Regional operating special items, net	(338)	—	—
Operating special items, net	(995)	635	787

Mark-to-market adjustments on equity and other investments, net (9)	135	(5)	104
Debt refinancing, extinguishment and other, net	35	16	9
Nonoperating special items, net	170	11	113

Income tax special items (10)	—	—	18

(1)PSP1 Financial Assistance represents recognition of financial assistance received from Treasury pursuant to the PSP1 Agreement. See Note 1(b) for further information.
(2)The 2020 fleet impairment resulted from American's decision to retire certain aircraft earlier than planned driven by the severe decline in air travel due to the COVID-19 pandemic. Aircraft retired include Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300, Embraer 190, certain Embraer 140 and Bombardier CRJ200 aircraft. This included a $1.5 billion non-cash write-down of mainline and regional aircraft and spare parts and $109 million in cash charges primarily for impairment of ROU assets and lease return costs. See Note 1(g) for further information related to these charges.
The 2019 fleet impairment principally included a non-cash write-down of aircraft related to the retirement of American’s Embraer 190 fleet.
(3)The 2020 severance expenses included salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments related to these charges for the year ended December 31, 2020 were approximately $365 million.
The 2019 and 2018 severance expenses primarily included costs associated with reductions of management and support staff team members.
(4)The 2020 labor contract expenses primarily related to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers (TWU-IAM Association) for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(5)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG’s stock price.
(6)Fleet restructuring expenses principally included accelerated depreciation and rent expense for aircraft and related equipment expected to be retired earlier than planned.
(7)Merger integration expenses included costs associated with integration projects, principally American's technical operations, flight attendant, human resources and payroll systems.
(8)Intangible asset impairment included a non-cash charge to write-off American’s Brazil route authority as a result of the U.S.-Brazil open skies agreement.
(9)Mark-to-market adjustments on equity and other investments, net primarily related to net unrealized gains and losses associated with American’s equity investment in China Southern Airlines Company Limited (China Southern Airlines) and certain treasury rate lock derivative instruments.
(10)Income tax special items included an $18 million charge related to an international income tax matter.
3.  Debt
Long-term debt included on American’s consolidated balance sheets consisted of (in millions):

	December 31,
	2020	2019
Secured
2013 Term Loan Facility, variable interest rate of 1.90%, installments through 2025 (a)	$1,788	$1,807
2013 Revolving Facility, variable interest rate of 2.15%, due 2024 (a)	750	—
2014 Term Loan Facility, variable interest rate of 1.90%, installments through 2027 (a)	1,220	1,202
2014 Revolving Facility, variable interest rate of 2.15%, due 2024 (a)	1,643	—
April 2016 Term Loan Facility, variable interest rate of 2.15%, installments through 2023 (a)	960	970
April 2016 Revolving Facility, variable interest rate of 2.15%, due 2024 (a)	450	—
December 2016 Term Loan Facility, variable interest rate of 2.16%, installments through 2023 (a)	1,200	1,213
11.75% senior secured notes, interest only payments until due in July 2025 (b)	2,500	—
10.75% senior secured IP notes, interest only payments until due in February 2026 (b)	1,000	—
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026 (b)	200	—
Treasury Term Loan Facility, variable interest rate of 3.73%, interest only payments until due June 2025 (c)	550	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 3.98%, maturing from 2021 to 2032 (d)	11,013	11,933
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.32% to 5.83%, averaging 1.88%, maturing from 2021 to 2032 (e)	4,417	4,727
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.38%, maturing from 2021 to 2036 (f)	1,040	725
Total long-term debt	28,731	22,577
Less: Total unamortized debt discount, premium and issuance costs	321	205
Less: Current maturities	2,700	2,246
Long-term debt, net of current maturities	$25,710	$20,126

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
As of December 31, 2020, the maximum availability under American’s Treasury Term Loan Facility and other facilities is as follows (in millions):

Treasury Term Loan Facility	$6,950
Short-term Revolving and Other Facilities	446
Total	$7,396
Pursuant to the Treasury Loan Agreement, at December 31, 2020, American had a $7.5 billion Treasury Term Loan Facility of which it has drawn $550 million. In addition, American has an undrawn $400 million short-term revolving credit facility it entered into in December 2019, which was set to expire at the end of December 2020 but which has been extended through the beginning of July 2021. American also currently has approximately $46 million of available borrowing base under a cargo receivables facility that was entered into in December 2020. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and certain pre-delivery payments, as well as certain intellectual property and loyalty program assets.
At December 31, 2020, the maturities of long-term debt are as follows (in millions):

2021	$2,749
2022	1,672
2023	4,162
2024	4,401
2025	6,421
2026 and thereafter	9,326
Total	$28,731
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
In January 2020, American and AAG entered into the Eighth Amendment to the 2014 Credit Agreement, pursuant to which American refinanced the 2014 Term Loan Facility, increasing the total aggregate principal amount outstanding to $1.2 billion, reducing the LIBOR margin from 2.00% to 1.75%, with a LIBOR floor of 0%, and reducing the base rate margin from 1.00% to 0.75%. In addition, the maturity date for the 2014 Term Loan Facility was extended to January 2027 from October 2021.
In April and May 2020, American borrowed, in aggregate, $1.6 billion under the 2014 Revolving Facility. The 2014 Revolving Facility bears interest at LIBOR plus a margin of 2.00% and has a final maturity date of October 2024. Following the April and May draws, American had no remaining borrowing capacity available under the 2014 Revolving Facility.
April 2016 Credit Facilities
In November 2019, American and AAG entered into the Fifth Amendment to Credit and Guaranty Agreement, amending the Credit and Guaranty Agreement dated as of April 29, 2016 (as previously amended, the April 2016 Credit Agreement; the revolving credit facility established thereunder, the April 2016 Revolving Facility; the term loan facility established thereunder, the 2016 Term Loan Facility; and the April 2016 Revolving Facility together with the 2016 Term Loan Facility, the April 2016 Credit Facilities), which increased the total aggregate commitments under the April 2016 Revolving Facility to $450 million from $300 million. In addition, certain lenders party to the April 2016 Credit Agreement extended the maturity date of their commitments under the April 2016 Revolving Facility to October 2024 from October 2023.
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
Certain details of American’s 2013 Credit Facilities, 2014 Credit Facilities, April 2016 Credit Facilities and December 2016 Credit Facilities (collectively referred to as the Credit Facilities) are shown in the table below as of December 31, 2020:

	2013 Credit Facilities		2014 Credit Facilities		April 2016 Credit Facilities		December 2016 Credit Facilities
	2013 Term Loan	2013 Revolving Facility	2014 Term Loan	2014 Revolving Facility	April 2016 Term Loan	April 2016 Revolving Facility	December 2016 Term Loan
Aggregate principal issued or credit facility availability (in millions)	$1,919	$750	$1,280	$1,643	$1,000	$450	$1,250
Principal outstanding or drawn (in millions)	$1,788	$750	$1,220	$1,643	$960	$450	$1,200
Maturity date	June 2025	October 2024	January 2027	October 2024	April 2023	October 2024	December 2023
LIBOR margin	1.75%	2.00%	1.75%	2.00%	2.00%	2.00%	2.00%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Subject to certain limitations and exceptions, the Credit Facilities are secured by collateral, including certain spare parts, slots, route authorities, simulators and leasehold rights. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans as further described below in “Certain Covenants.”
The Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become due and payable immediately. In addition, if a “change of control” occurs, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the Credit Facilities and terminate the 2013 Revolving Facility, 2014 Revolving Facility and April 2016 Revolving Facility and any revolving credit facility established under the December 2016 Credit Facilities. The Credit Facilities also include covenants that, among other things, require AAG to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.
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
(b) Senior Secured Notes
11.75% Senior Secured Notes
In June 2020, American issued $2.5 billion aggregate principal amount of 11.75% senior secured notes due 2025 (the 11.75% Senior Secured Notes) at a price equal to 99% of their aggregate principal amount. The 11.75% Senior Secured Notes bear interest at a rate of 11.75% per annum (subject to increase if the collateral coverage ratio described below is not met). Interest on the 11.75% Senior Secured Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021. The 11.75% Senior Secured Notes will mature on July 15, 2025. The obligations of American under the 11.75% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG. The proceeds from the 11.75% Senior Secured Notes were used to repay and terminate the Delayed Draw Term Loan Credit Facility (and to terminate all security documents and all other loan documents related thereto) with the remaining amount for general corporate purposes and to enhance American’s liquidity position.
The 11.75% Senior Secured Notes were issued pursuant to an indenture, dated as of June 30, 2020 (the 11.75% Senior Secured Notes Indenture), by and among American, AAG and Wilmington Trust, National Association, as trustee (the 11.75% Senior Secured Notes Trustee). The 11.75% Senior Secured Notes are American’s senior secured obligations. Subject to certain limitations and exceptions, the 11.75% Senior Secured Notes are secured on a first-lien basis by security interests in certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in Australia, Canada, the Caribbean, Central America, China, Hong Kong, Japan, Mexico, South Korea, and Switzerland (collectively, the First Lien 11.75% Senior Secured Notes Collateral). American’s obligations with respect to the 11.75% Senior Secured Notes are also secured on a second-lien basis by security interests in certain assets, rights and properties utilized by American in providing its scheduled air carrier services to and from certain airports in the United States and certain airports in the European Union and the United Kingdom (collectively, the Second Lien 11.75% Senior Secured Notes Collateral and together with the First Lien 11.75% Senior Secured Notes Collateral, the 11.75% Senior Secured Notes Collateral). American may be required to pledge additional collateral in the future under the terms of the 11.75% Senior Secured Notes, and in certain circumstances may elect to pledge additional collateral as a replacement for existing collateral. The Second Lien 11.75% Senior Secured Notes Collateral also secures the 2014 Credit Facilities on a first-lien basis.
American may redeem the 11.75% Senior Secured Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 11.75% Senior Secured Notes being redeemed plus a make whole premium, together with accrued and unpaid interest thereon, if any, to (but not including) the redemption date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
In the event of a specified change of control, each holder of 11.75% Senior Secured Notes may require American to repurchase its 11.75% Senior Secured Notes in whole or in part at a repurchase price of 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to (but not including) the repurchase date.
American is required to deliver an appraisal of the First Lien 11.75% Senior Secured Notes Collateral and officer’s certificate on a semi-annual basis demonstrating the calculation of a collateral coverage ratio in relation to the First Lien 11.75% Senior Secured Notes Collateral as of the end of each semi-annual period based on such appraisal. If American fails to deliver the officer’s certificate in a timely manner or the collateral coverage ratio is less than 1.6 to 1.0 as of the end of the semi-annual period, then, subject to an opportunity to cure the deficiency in the collateral coverage ratio, American will be required to pay special interest in an additional amount equal to 2.0% per annum of the outstanding principal amount of the 11.75% Senior Secured Notes until the collateral coverage ratio is established to be at least 1.6 to 1.0.
The 11.75% Senior Secured Notes Indenture contains covenants that, among other things, restrict the ability of AAG and the ability of its restricted subsidiaries (including American) to: (i) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (ii) incur liens on the 11.75% Senior Secured Notes Collateral and dispose of or release the 11.75% Senior Secured Notes Collateral, (iii) repay subordinated indebtedness, (iv) make certain loans and investments, (v) incur indebtedness or issue preferred stock, (vi) merge, consolidate or sell assets, (vii) undergo certain change of control transactions, and (viii) designate subsidiaries as unrestricted. These covenants are subject to a number of important exceptions and qualifications set forth in the 11.75% Senior Secured Notes Indenture.
Upon the occurrence of any event of default (other than certain bankruptcy or insolvency or reorganization events affecting AAG or certain of its subsidiaries, including American), the 11.75% Senior Secured Notes may be declared to be due and payable immediately. Upon the occurrence of certain bankruptcy, insolvency or reorganization events affecting American or certain of its subsidiaries (including American), all outstanding 11.75% Senior Secured Notes will become due and payable immediately without further action or notice on the part of the 11.75% Senior Secured Notes Trustee or any holder of the 11.75% Senior Secured Notes.
10.75% Senior Secured Notes
On September 25, 2020 (the 10.75% Senior Secured Notes Closing Date), American issued $1.0 billion in initial principal amount of senior secured IP notes (the IP Notes) and $200 million in initial principal amount of senior secured LGA/DCA notes (the LGA/DCA Notes and together with the IP Notes, the 10.75% Senior Secured Notes). The obligations of American under the 10.75% Senior Secured Notes are fully and unconditionally guaranteed (the 10.75% Senior Secured Notes Guarantees) on a senior unsecured basis by AAG. The 10.75% Senior Secured Notes bear interest at a rate of 10.75% per annum in cash. For any interest period on or prior to September 1, 2022, American may, at its election, pay interest at a rate of 12.00% per annum payable one-half in cash and one-half in kind. Interest on the 10.75% Senior Secured Notes is payable semiannually in arrears on September 1 and March 1 of each year, beginning on March 1, 2021. The 10.75% Senior Secured Notes will mature on February 15, 2026.
The proceeds from the 10.75% Senior Secured Notes were used to pay transaction-related fees and expenses and for general corporate purposes.
The 10.75% Senior Secured Notes were each issued pursuant to a separate indenture, dated as of September 25, 2020 (individually, the IP Notes Indenture and the LGA/DCA Notes Indenture and collectively, the 10.75% Senior Secured Notes Indentures), by and among American, AAG and Wilmington Trust, National Association, as trustee and as collateral trustee (the 10.75% Senior Secured Notes Trustee). The IP Notes are secured by a first lien security interest on certain intellectual property of American, including the “American Airlines” trademark and the “aa.com” domain name in the United States and certain foreign jurisdictions (the IP Collateral), and a second lien on certain slots related to American’s operations at New York LaGuardia and Ronald Reagan Washington National airports and certain other assets (the LGA/DCA Collateral and together with the IP Collateral, the 10.75% Senior Secured Notes Collateral). Subject to certain conditions, American will be permitted to incur up to $4.0 billion of additional pari passu debt and unlimited second lien debt secured by the IP Collateral securing the IP Notes. The LGA/DCA Notes are secured by a first lien security interest in the LGA/DCA Collateral. American may be required to pledge additional collateral in the future under the terms of the 10.75% Senior Secured Notes, and in certain circumstances may elect to pledge additional collateral including as a replacement for existing collateral. The LGA/DCA Collateral also secures on a first-lien basis the December 2016 Credit Facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
On or prior to the fourth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at a redemption price equal to 100% of the principal amount of the 10.75% Senior Secured Notes redeemed plus a make whole premium, together with accrued and unpaid interest thereon, if any. After the fourth anniversary of the 10.75% Senior Secured Notes Closing Date and on or prior to the fifth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at a redemption price equal to 105.375% of the principal amount of the 10.75% Senior Secured Notes redeemed, together with accrued and unpaid interest thereon, if any. After the fifth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at par, together with accrued and unpaid interest thereon, if any.
In the event of a specified change of control, each holder of 10.75% Senior Secured Notes may require American to repurchase its 10.75% Senior Secured Notes, in whole or in part, at a repurchase price of 101% of the aggregate principal amount of the 10.75% Senior Secured Notes so repurchased, plus accrued and unpaid interest thereon, if any, to (but not including) the repurchase date.
The 10.75% Senior Secured Notes Indentures contain covenants that, among other things, restrict the ability of AAG and the ability of its restricted subsidiaries (including American) to: (i) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (ii) incur liens on the 10.75% Senior Secured Notes Collateral and dispose of or release the 10.75% Senior Secured Notes Collateral, (iii) repay subordinated indebtedness, (iv) make certain loans and investments, (v) incur indebtedness or issue preferred stock, (vi) merge, consolidate or sell assets, and (vii) designate subsidiaries as unrestricted. In addition, the 10.75% Senior Secured Notes Indentures include covenants that require AAG to maintain (a) an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and (b) a certain minimum ratio of appraised value of the collateral to outstanding debt secured thereby on a first lien basis as further described below in “Certain Covenants.” These covenants are subject to a number of important exceptions and qualifications set forth in the 10.75% Senior Secured Notes Indentures.
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
(c) Treasury Loan Agreement
On September 25, 2020, American and AAG entered into a Loan and Guarantee Agreement (the Treasury Loan Agreement) with Treasury, which provided for a secured term loan facility (the Treasury Term Loan Facility) that permitted American to borrow up to $5.5 billion. Subsequently, on October 21, 2020, American and AAG entered into an amendment to the Treasury Loan Agreement, which increased the borrowing amount to up to $7.5 billion.
As of December 31, 2020, American had borrowed $550 million under the Treasury Term Loan Facility and may, at its option, borrow additional amounts in up to two subsequent borrowings until March 26, 2021. Subsequently, on January 15, 2021, American and AAG entered into an amendment to the Treasury Loan Agreement, which extended this deadline to May 28, 2021. The proceeds from the Treasury Term Loan Facility were, and will be, used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the Treasury Loan Agreement and the applicable provisions of the CARES Act.
The Treasury Term Loan Facility bears interest at a variable rate per annum equal to (a)(i) the LIBOR rate divided by (ii) one minus the Eurodollar Reserve Percentage plus (b) 3.50%. Accrued interest on the loans will be payable in arrears on the first business day following the 14th day of each March, June, September and December, beginning with September 15, 2021, and on June 30, 2025 (the Treasury Term Loan Maturity Date). As of December 31, 2020, the applicable interest rate for the $550 million loan drawn under the Treasury Term Loan Facility was 3.73% per annum through September 15, 2021, at which time the interest rate will reset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
The Treasury Loan Agreement requires AAG and American to comply with the relevant provisions of the CARES Act and the Treasury Loan Agreement, including, but not limited to, the provisions that prohibit the repurchase of AAG’s common stock, the payment of common stock dividends and those that restrict the payment of certain executive compensation, in each case, through the date that is 12 months after the date on which all amounts of loan outstanding under the Treasury Term Loan Facility have been repaid in full.
The Treasury Loan Agreement contains events of default, including cross-default with respect to acceleration or failure to pay at maturity other material indebtedness. Upon the occurrence of an event of default and subject to certain grace periods, the outstanding obligations under the Treasury Loan Agreement may be accelerated and become due and payable immediately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(d) EETCs
2019-1 Aircraft EETCs
In August 2019, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2019-1 Class AA, Class A and Class B EETCs (the 2019-1 Aircraft EETCs) in connection with the financing of 35 aircraft (the 2019-1 Aircraft). In 2019, $804 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of 28 aircraft under the 2019-1 Aircraft EETCs, of which $608 million was used to repay existing indebtedness. In 2020, the remaining $293 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of seven aircraft under the 2019-1 Aircraft EETCs. Interest and principal payments on equipment notes issued in connection with the 2019-1 Aircraft EETCs are payable semiannually in February and August of each year, which interest payments began in February 2020 and which principal payments began or are scheduled to begin (i) in the case of equipment notes with respect to any 2019-1 Aircraft owned by American at the time of issuance of the 2019-1 Aircraft EETCs, in February 2020 and (ii) in the case of equipment notes with respect to the Embraer 175 aircraft and the Airbus A321neo aircraft scheduled to be delivered after the issuance of the 2019-1 Aircraft EETCs, in August 2020 and August 2021, respectively.
Certain information regarding the 2019-1 Aircraft EETC equipment notes, as of December 31, 2020, is set forth in the table below.

2019-1 Aircraft EETCs
	Series AA	Series A	Series B
Aggregate principal issued	$579 million	$289 million	$229 million
Fixed interest rate per annum	3.15%	3.50%	3.85%
Maturity date	February 2032	February 2032	February 2028
(e) Equipment Loans and Other Notes Payable Issued in 2020
In 2020, American entered into agreements under which it borrowed $307 million in connection with the financing or refinancing, as the case may be, of certain aircraft and other flight equipment, of which $17 million was used to repay existing indebtedness. Debt incurred under these agreements matures in 2029 through 2032 and bears interest at variable rates (comprised of LIBOR plus an applicable margin) averaging 2.28% at December 31, 2020.
(f) Special Facility Revenue Bonds Issued in 2020
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
The 2020 JFK Bonds, in aggregate, were priced at approximately 98% of par value. The gross proceeds from the issuance of the 2020 JFK Bonds were approximately $353 million. Of this amount, approximately $8 million was used to fund the costs of issuance of the 2020 JFK Bonds, approximately $47 million was used to fund the redemption of the 2016 JFK Bonds due August 2020 and approximately $17 million was reimbursed to American for the Terminal construction costs incurred, with the remaining amount of proceeds received to be held in restricted cash and short-term investments on the consolidated balance sheet and to be used to finance a substantial portion of the cost of the renovation and expansion of the Terminal. The 2020 JFK Bonds are comprised of term bonds, $214 million of which bear interest at 5.25% per annum and mature on August 1, 2031, and $146 million of which bear interest at 5.375% per annum and mature on August 1, 2036.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Guarantees
As of December 31, 2020, American had issued guarantees covering AAG’s $1.8 billion aggregate principal amount of the PSP1 Promissory Note due April 2030, $1.0 billion aggregate principal amount of 6.50% convertible senior notes due July 2025, $750 million aggregate principal amount of 5.000% senior notes due June 2022 and $500 million aggregate principal amount of 3.75% senior notes due March 2025.
Certain Covenants
Certain of American’s debt financing agreements (including its secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV) or collateral coverage ratio covenants and require American to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the LTV or collateral coverage ratio exceeds a specified threshold or if the value of the appraised collateral fails to meet a specified threshold, as the case may be, American is required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part, or the interest rate for the financing under such agreements will be increased. Additionally, a significant portion of American’s debt financing agreements contain covenants requiring it to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and its Treasury Term Loan Facility contains a debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in mandatory prepayment of the Treasury Term Loan Facility.
Specifically, American is required to meet certain collateral coverage tests for its Credit Facilities, 10.75% Senior Secured Notes, 11.75% Senior Secured Notes and Treasury Loan Agreement, as described below:

	2013 Credit Facilities	2014 Credit Facilities	April 2016 Credit Facilities	December 2016 Credit Facilities	10.75% Senior Secured Notes	11.75% Senior Secured Notes	Treasury Loan Agreement
Frequency of Appraisals of Appraised Collateral	Annual	Annual	Annual	Annual	Annual	Semi-Annual	Semi-Annual
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	53.1%	44.3%	48.0%	61.2%	61.2%	35.2%	De Minimis
Collateral Description	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate all services between the U.S. and South America	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and European Union (including London Heathrow)	Generally, certain spare parts	Generally, certain Ronald Reagan Washington National Airport (DCA) slots, certain La Guardia Airport (LGA) slots, certain simulators and certain leasehold rights	Generally, certain DCA slots, certain LGA slots, certain simulators and certain leasehold rights and, in the case of the IP Notes, certain intellectual property of American	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and the Caribbean, Central America and various other countries	Generally, certain rights under U.S. co-branded credit card agreements and certain other loyalty program agreements and intellectual property related to AAdvantage
At December 31, 2020, American was in compliance with the applicable collateral coverage tests as of the most recent measurement dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
4.  Leases
American leases certain aircraft and engines, including aircraft under capacity purchase agreements. As of December 31, 2020, American had 641 leased aircraft, with remaining terms ranging from less than one year to 12 years.
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
The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Operating lease cost	$1,943	$2,012	$1,889
Finance lease cost:
Amortization of assets	92	79	78
Interest on lease liabilities	38	43	48
Variable lease cost	1,786	2,542	2,353
Total net lease cost	$3,859	$4,676	$4,368
Included in the table above is $172 million, $236 million and $226 million of operating lease cost under American’s capacity purchase agreement with Republic for the years ended December 31, 2020, 2019 and 2018, respectively. American holds a 25% equity interest in Republic Holdings, the parent company of Republic.
Additionally, not included in the table above, American recognized $109 million in cash special charges in 2020 related to the impairment of ROU assets and lease return costs resulting from its decision to retire certain leased aircraft earlier than planned driven by the severe decline in air travel due to the COVID-19 pandemic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2020	2019
Operating leases:
Operating lease ROU assets	$7,994	$8,694

Current operating lease liabilities	$1,641	$1,695
Noncurrent operating lease liabilities	6,739	7,388
Total operating lease liabilities	$8,380	$9,083

Finance leases:
Property and equipment, at cost	$1,021	$954
Accumulated amortization	(539)	(447)
Property and equipment, net	$482	$507

Current finance lease liabilities	$100	$112
Noncurrent finance lease liabilities	472	558
Total finance lease liabilities	$572	$670

Weighted average remaining lease term (in years):
Operating leases	7.4	7.4
Finance leases	5.4	6.2

Weighted average discount rate:
Operating leases	5.6%	4.7%
Finance leases	6.3%	6.2%
Supplemental cash flow and other information related to leases was as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,015	$1,996	$1,914
Operating cash flows from finance leases	39	43	48
Financing cash flows from finance leases	114	83	78

Non-cash transactions:
ROU assets acquired through operating leases	898	1,144	1,258
Operating lease conversion to finance lease	5	41	—
Property and equipment acquired through finance leases	11	20	—

Gain on sale leaseback transactions, net	107	107	59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Maturities of lease liabilities were as follows (in millions):

	December 31, 2020
	Operating Leases	Finance Leases
2021	$1,932	$131
2022	1,764	136
2023	1,575	114
2024	1,184	120
2025	808	85
2026 and thereafter	3,291	89
Total lease payments	10,554	675
Less: Imputed interest	(2,174)	(103)
Total lease obligations	8,380	572
Less: Current obligations	(1,641)	(100)
Long-term lease obligations	$6,739	$472
As of December 31, 2020, American has additional operating lease commitments that have not yet commenced of approximately $1.7 billion for 19 Boeing 787-8 aircraft to be delivered in 2021 with lease terms of 10 years.
5.  Income Taxes
The significant components of the income tax provision (benefit) were (in millions):

	Year Ended December 31,
	2020	2019	2018
Current income tax provision (benefit):
State and Local	$—	$2	$3
Foreign	—	8	28
Current income tax provision (benefit)	—	10	31
Deferred income tax provision (benefit):
Federal	(2,224)	567	453
State and Local	(229)	56	50
Deferred income tax provision (benefit)	(2,453)	623	503
Total income tax provision (benefit)	$(2,453)	$633	$534
The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Statutory income tax provision (benefit)	$(2,290)	$547	$460
State income tax provision (benefit), net of federal tax effect	(181)	41	46
Book expenses not deductible for tax purposes	20	29	10
Foreign income taxes, net of federal tax effect	—	8	22
Change in valuation allowance	—	5	(6)
Other, net	(2)	3	2
Income tax provision (benefit)	$(2,453)	$633	$534

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
The components of American’s deferred tax assets and liabilities were (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Operating loss carryforwards and other credits	$3,944	$2,115
Loyalty program liability	1,977	1,755
Leases	1,904	2,067
Pensions	1,397	1,219
Postretirement benefits other than pensions	203	145
Rent expense	96	126
Reorganization items	28	30
Alternative minimum tax (AMT) credit carryforwards	—	118
Other	796	569
Total deferred tax assets	10,345	8,144
Valuation allowance	(24)	(24)
Net deferred tax assets	10,321	8,120
Deferred tax liabilities:
Accelerated depreciation and amortization	(4,992)	(5,153)
Leases	(1,809)	(1,968)
Other	(294)	(340)
Total deferred tax liabilities	(7,095)	(7,461)
Net deferred tax asset	$3,226	$659
At December 31, 2020, American had approximately $16.5 billion of federal net operating losses (NOLs) available to reduce future federal taxable income, of which $8.9 billion will expire beginning in 2023 if unused and $7.6 billion can be carried forward indefinitely (NOL Carryforwards). American is a member of AAG’s consolidated federal and certain state income tax returns. American also had approximately $5.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2020, which will expire in taxable years 2020 through 2040 if unused.
American’s ability to use its NOL Carryforwards depends on the amount of taxable income generated in future periods. American provides a valuation allowance for its deferred tax assets, which include the NOLs, when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s assessment of future profitability, including conditions which are beyond its control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. American presently has a $24 million valuation allowance on certain net deferred tax assets related to state NOL Carryforwards. There can be no assurance that an additional valuation allowance on American’s net deferred tax assets will not be required. Such valuation allowance could be material.
American’s ability to deduct its NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. Substantially all of American’s remaining federal NOL Carryforwards attributable to US Airways Group are subject to limitation under Section 382; however, American’s ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes. American’s ability to utilize any new NOL Carryforwards arising after the ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs. Under the Section 382 limitation, cumulative stock ownership changes among material stockholders exceeding 50% during a rolling three-year period can potentially limit American’s future use of NOLs and tax credits.
At December 31, 2019, American had an AMT credit carryforward of approximately $226 million available for federal income tax purposes, which was fully refunded in 2020 as a result of the CARES Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
In 2020, American recorded an income tax benefit of $2.5 billion, with an effective rate of approximately 22%, which was substantially non-cash. Substantially all of American’s income before income taxes is attributable to the United States.
American files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. American’s 2017 through 2019 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and American is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. American believes that the effect of any assessments will not be material to its consolidated financial statements.
The amount of, and changes to, American’s uncertain tax positions were not material in any of the years presented. American accrues interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively.
6.  Risk Management
American’s economic prospects are heavily dependent upon two variables it cannot control: general economic conditions and the price of fuel.
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, American’s revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by American’s competitors, all of which in turn have had, and may have in the future, a strong negative effect on American’s business. In particular, the ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels are expected to have a severe and prolonged effect on the global economy generally and, in turn, is expected to depress demand for air travel into the foreseeable future. Due to the uncertainty surrounding the duration and severity of this pandemic, American can provide no assurance as to when and at what pace demand for air travel will return to pre-COVID-19 pandemic levels, if at all. Accordingly, American cannot predict the ultimate impact of the COVID-19 pandemic on its business, financial condition and results of operations. In addition, during challenging economic times, actions by its competitors to increase their revenues can have an adverse impact on American’s revenues.
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
These additional factors could impact American’s results of operations, financial performance and liquidity:
(a) Credit Risk
American’s accounts receivable relate primarily to its contracts with airline and non-airline business partners, including its co-branded credit card partners, and to tickets sold to individual passengers primarily through the use of major credit cards. Receivables from American’s business partners are typically settled within 30 days. Receivables from ticket sales are short-term, mostly settled within seven days after sale. All accounts receivable are reported net of an allowance for credit losses, which have been minimal in the past. American considers past and future financial and qualitative factors when establishing the allowance for credit losses. American does not believe it is subject to any significant concentration of credit risk.
(b) Interest Rate Risk
American has exposure to market risk associated with changes in interest rates related primarily to its LIBOR variable-rate debt obligations. Interest rates on $12.8 billion principal amount of long-term debt as of December 31, 2020 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on American’s variable-rate debt was 2.0% at December 31, 2020. American currently does not have an interest rate hedge program to hedge its exposure to floating interest rates on its variable-rate debt obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month, and 12-month) is currently under consultation by the ICE Benchmark Administration (the administrator of LIBOR) and may be extended until June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on American’s long-term debt to be different or higher than expected.
(c) Foreign Currency Risk
American is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated transactions. American’s largest exposure comes from the British pound sterling, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. American does not currently have a foreign currency hedge program.
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
•Level 1 – Observable inputs such as quoted prices in active markets;
•Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
When available, American uses quoted market prices to determine the fair value of its financial assets. If quoted market prices are not available, American measures fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates.
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2020.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$245	$245	$—	$—
Corporate obligations	3,449	—	3,449	—
Bank notes/certificates of deposit/time deposits	2,168	—	2,168	—
Repurchase agreements	755	—	755	—
	6,617	245	6,372	—
Restricted cash and short-term investments (1), (3)	609	448	161	—
Long-term investments (4)	161	161	—	—
Total	$7,387	$854	$6,533	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Short-term investments (1):
Money market funds	$331	$331	$—	$—
Bank notes/certificates of deposit/time deposits	2,106	—	2,106	—
Corporate obligations	1,021	—	1,021	—
Repurchase agreements	85	—	85	—
	3,543	331	3,212	—
Restricted cash and short-term investments (1)	158	10	148	—
Long-term investments (4)	204	204	—	—
Total	$3,905	$545	$3,360	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments as of December 31, 2020 mature in one year or less except for $235 million of bank notes/certificates of deposit/time deposits.
(3)Restricted cash and short-term investments primarily include money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK and collateral held to support workers' compensation obligations.
(4)Long-term investments primarily include American's equity investment in China Southern Airlines, in which American presently owns a 1.8% equity interest, and are classified in other assets on the consolidated balance sheets.
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
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$28,410	$27,193	$22,372	$23,196
Other Investments
American has an approximate 25% ownership interest in Republic Holdings, which it received in 2017 in consideration for its unsecured claim in the Republic Holdings bankruptcy case. This ownership interest is accounted for under the equity method and American’s portion of Republic Holdings’ financial results is recognized within other, net on the consolidated statements of operations and the investment is reflected within other assets on its consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
8.  Employee Benefit Plans
American sponsors defined benefit and defined contribution pension plans for eligible employees. The defined benefit pension plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen and American began providing enhanced benefits under its defined contribution pension plans for certain employee groups. American uses a December 31 measurement date for all of its defined benefit pension plans. American also provides certain retiree medical and other postretirement benefits, including health care and life insurance benefits, to retired employees. Effective November 1, 2012, American modified its retiree medical and other postretirement benefits plans to eliminate the company subsidy for employees who retire on or after November 1, 2012. As a result of modifications to its retiree medical and other postretirement benefits plans in 2012, American recognized a negative plan amendment of $1.9 billion, which was included as a component of prior service benefit in accumulated other comprehensive income (loss) (AOCI) and was amortized over the future service life of the active plan participants for whom the benefit was eliminated. As of December 31, 2020, this prior service benefit was fully amortized.
Effective January 1, 2021, health coverage under American’s retiree medical benefit program that is currently provided to certain retirees age 65 and over who retired prior to November 1, 2012, transitioned from a self-insured plan to a fully-insured Medicare Advantage plan. Benefits coverage has not been reduced and cost shared has not changed as a result of this transition. Due to this transition, as of December 31, 2020, American recognized a negative plan amendment of $313 million to reduce its benefit obligation, which was included as a component of prior service cost in accumulated other comprehensive loss and will be amortized over the average remaining life expectancy of all retirees, or approximately 13.3 years.
Benefit Obligations, Fair Value of Plan Assets and Funded Status
The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and a statement of funded status as of December 31, 2020 and 2019:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2020	2019	2020	2019

	(In millions)
Benefit obligation at beginning of period	$18,246	$16,282	$824	$837
Service cost	2	2	8	3
Interest cost	611	699	30	33
Actuarial loss (1), (2)	1,603	1,951	46	20
Special termination benefits (3)	—	—	410	—
Plan amendments (4)	—	—	(195)	—
Settlements	(36)	(2)	—	—
Benefit payments	(736)	(686)	(77)	(74)
Other	—	—	—	5
Benefit obligation at end of period	$19,690	$18,246	$1,046	$824

Fair value of plan assets at beginning of period	$12,829	$10,001	$204	$225
Actual return on plan assets	1,414	2,292	13	41
Employer contributions (5)	6	1,224	30	12
Settlements	(36)	(2)	—	—
Benefit payments	(736)	(686)	(77)	(74)
Fair value of plan assets at end of period	$13,477	$12,829	$170	$204
Funded status at end of period	$(6,213)	$(5,417)	$(876)	$(620)

(1)The 2020 and 2019 pension actuarial loss primarily relates to the change in American’s weighted average discount rate assumption and, additionally, in 2019, the change to American’s mortality assumption.
(2)The 2020 retiree medical and other postretirement benefits actuarial loss primarily relates to the change in American’s weighted average discount rate assumption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
The 2019 retiree medical and other postretirement benefits actuarial loss primarily relates to changes in American’s weighted average discount rate assumption and plan experience adjustments.
(3)During the third quarter of 2020, American remeasured its retiree medical and other postretirement benefits to account for enhanced healthcare benefits provided to eligible team members who opted in to voluntary early retirement programs offered as a result of reductions to its operation due to the COVID-19 pandemic. During the third quarter of 2020, American recognized a $410 million special charge for these enhanced healthcare benefits and increased its postretirement benefits obligation by $410 million.
(4)Principally relates to the transition of American’s retiree medical benefit program from a self-insured plan to a fully-insured Medicare Advantage plan as discussed above.
(5)Pursuant to the CARES Act, minimum required contributions to be made in the calendar year 2020 can be deferred to January 1, 2021, with interest accruing from the original due date to the new payment date. During 2019, American contributed $1.2 billion to its defined benefit pension plans, including a $780 million minimum required contribution and supplemental contributions of $444 million.
Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2020	2019	2020	2019

	(In millions)
As of December 31,
Current liability	$7	$5	$55	$24
Noncurrent liability	6,206	5,412	821	596
Total liabilities	$6,213	$5,417	$876	$620

Net actuarial loss (gain)	$6,679	$5,662	$(358)	$(426)
Prior service cost (benefit)	75	102	(181)	(120)
Total accumulated other comprehensive loss (income), pre-tax	$6,754	$5,764	$(539)	$(546)
Plans with Projected Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits
	2020	2019

	(In millions)
Projected benefit obligation	$19,690	$18,215
Fair value of plan assets	13,477	12,794
Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2020	2019	2020	2019

	(In millions)
Accumulated benefit obligation (ABO)	$19,678	$18,204	$—	$—
Accumulated postretirement benefit obligation	—	—	1,046	824
Fair value of plan assets	13,477	12,794	170	204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018

	(In millions)
Defined benefit plans:
Service cost	$2	$2	$2	$8	$3	$5
Interest cost	611	699	670	30	33	35
Expected return on assets	(1,005)	(811)	(901)	(11)	(15)	(24)
Special termination benefits	—	—	—	410	—	—
Settlements	12	—	—	—	—	—
Amortization of:
Prior service cost (benefit)	29	28	28	(135)	(236)	(236)
Unrecognized net loss (gain)	164	150	140	(24)	(31)	(21)
Net periodic benefit cost (income)	$(187)	$68	$(61)	$278	$(246)	$(241)
The service cost component of net periodic benefit cost (income) is included in operating expenses, the cost for the special termination benefits is included in special items, net and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in American’s consolidated statements of operations.
Assumptions
The following actuarial assumptions were used to determine American’s benefit obligations and net periodic benefit cost (income) for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2020	2019	2020	2019
Benefit obligations:
Weighted average discount rate	2.7%	3.4%	2.4%	3.3%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Net periodic benefit cost (income):
Weighted average discount rate	3.4%	4.4%	3.8%	3.2%	4.3%	3.6%
Weighted average expected rate of return on plan assets	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	4.0%	3.7%	3.9%

(1)The weighted average health care cost trend rate at December 31, 2020 is assumed to decline gradually to 3.4% by 2027 and remain level thereafter.
As of December 31, 2020, American’s estimate of the long-term rate of return on plan assets was 8.0% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management and securities lending programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Minimum Contributions
American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and various other laws for U.S. based plans as well as underfunding rules specific to countries where American maintains defined benefit plans. Based on current funding assumptions, American has minimum required contributions of $694 million for 2021 including $130 million of minimum contributions required for 2020 that were deferred pursuant to the CARES Act as discussed above. In January 2021, American made $241 million of required pension contributions, including the $130 million minimum contributions required for 2020. American’s funding obligations will depend on the performance of American’s investments held in trust by the pension plans, interest rates for determining liabilities, the amount of and timing of any supplemental contributions and American’s actuarial experience.
Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2021	2022	2023	2024	2025	2026-2030
Pension benefits	$786	$825	$868	$909	$947	$5,120
Retiree medical and other postretirement benefits	102	93	89	86	82	356
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
Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving the funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range
Equity	45% - 80%
Public:
U.S. Large	10% - 40%
U.S. Small/Mid	2% - 10%
International	10% - 25%
International Small/Mid	0% - 10%
Emerging Markets	2% - 15%
Alternative Investments	5% - 30%
Fixed Income	20% - 55%
Public:
U.S. Long Duration	15% - 45%
High Yield and Emerging Markets	0% - 10%
Private Income	0% - 15%
Other	0% - 5%
Cash Equivalents	0% - 20%
U.S. long duration bonds are used to partially hedge the assets from declines in interest rates. Public equity as well as high yield fixed income securities are used to provide diversification and are expected to generate higher returns over the long-term than U.S. long duration bonds. Alternative (private) investments are used to provide expected returns in excess of the public markets over the long-term. The pension plan’s master trust also participates in securities lending programs to generate additional income by loaning plan assets to borrowers on a fully collateralized basis. These programs are subject to market risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
Benefit Plan Assets Measured at Fair Value on a Recurring Basis
The fair value of American’s pension plan assets at December 31, 2020 and 2019, by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2020
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$40	$—	$—	$40
Equity securities:
International markets (a), (b)	2,282	—	—	2,282
Large-cap companies (b)	2,085	—	—	2,085
Mid-cap companies (b)	428	—	—	428
Small-cap companies (b)	73	1	—	74
Fixed income:
Corporate debt (c)	—	3,026	—	3,026
Government securities (d)	—	1,010	—	1,010
U.S. municipal securities	—	30	—	30
Alternative instruments:
Private market partnerships (e)	—	—	15	15
Private market partnerships measured at net asset value (e), (f)	—	—	—	1,791
Common/collective trusts (g)	—	259	—	259
Common/collective trusts measured at net asset value (f), (g)	—	—	—	2,384
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	49	—	—	49
Due from brokers for sale of securities – net	1	—	—	1
Other receivables – net	1	—	—	1
Total	$4,959	$4,326	$17	$13,477

(a)Holdings are diversified as follows: 11% Switzerland, 11% Ireland, 10% United Kingdom, 9% France, 8% Japan, 7% Germany, 6% Netherlands, 13% emerging markets and the remaining 25% with no concentration greater than 5% in any one country.
(b)There are no significant concentrations of holdings by company or industry.
(c)Includes approximately 77% investments in corporate debt with a S&P rating lower than A and 23% investments in corporate debt with a S&P rating A or higher. Holdings include 89% U.S. companies, 9% international companies and 2% emerging market companies.
(d)Includes approximately 89% investments in U.S. domestic government securities, 9% in emerging market government securities and 2% in international government securities. There are no significant foreign currency risks within this classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(e)Includes limited partnerships that invest primarily in domestic private equity and private income opportunities. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its net asset value, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $1.6 billion over the next ten years.
(f)Certain investments that are measured using net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the notes to the consolidated financial statements.
(g)Investment includes 34% in a common/collective trust investing in large market capitalization equity securities within the U.S., 30% in three common/collective trusts investing in emerging country equity securities, 21% in a common/collective trust investing in equity securities of companies located outside the U.S., 9% in a collective interest trust investing primarily in short-term securities, 5% in a common/collective trust investing in smaller market capitalization equity securities within the U.S. and 1% in Canadian segregated balanced value, income growth and diversified pooled funds. For some trusts, requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

	Fair Value Measurements as of December 31, 2019
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$20	$—	$—	$20
Equity securities:
International markets (a), (b)	2,769	—	—	2,769
Large-cap companies (b)	2,312	—	—	2,312
Mid-cap companies (b)	543	—	—	543
Small-cap companies (b)	97	—	—	97
Fixed income:
Corporate debt (c)	—	2,804	—	2,804
Government securities (d)	—	923	—	923
U.S. municipal securities	—	51	—	51
Mortgage backed securities	—	4	—	4
Alternative instruments:
Private market partnerships (e)	—	—	10	10
Private market partnerships measured at net asset value (e), (f)	—	—	—	1,464
Common/collective trusts (g)	—	358	—	358
Common/collective trusts and 103-12 Investment Trust measured at net asset value (f), (g)	—	—	—	1,423
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	53	—	—	53
Due to brokers for sale of securities – net	(4)	—	—	(4)
Total	$5,790	$4,140	$12	$12,829

(a)Holdings are diversified as follows: 14% United Kingdom, 8% Switzerland, 8% Ireland, 7% Japan, 7% France, 6% South Korea, 6% Canada, 18% emerging markets and the remaining 26% with no concentration greater than 5% in any one country.
(b)There are no significant concentrations of holdings by company or industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(c)Includes approximately 76% investments in corporate debt with a S&P rating lower than A and 24% investments in corporate debt with a S&P rating A or higher. Holdings include 86% U.S. companies, 11% international companies and 3% emerging market companies.
(d)Includes approximately 79% investments in U.S. domestic government securities, 13% in emerging market government securities and 8% in international government securities. There are no significant foreign currency risks within this classification.
(e)Includes limited partnerships that invest primarily in domestic private equity and private income opportunities. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its net asset value, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the pension plan’s master trust has future funding commitments of approximately $1.4 billion over the next ten years.
(f)Certain investments that are measured using net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the notes to the consolidated financial statements.
(g)Investment includes 36% in a common/collective trust investing in securities of larger companies within the U.S., 29% in a common/collective trust investing in securities of smaller companies located outside the U.S., 16% in a collective interest trust investing primarily in short-term securities, 15% in an emerging market 103-12 Investment Trust with investments in emerging country equity securities and 4% in Canadian segregated balanced value, income growth and diversified pooled funds. For some trusts, requests for withdrawals must meet specific requirements with advance notice of redemption preferred.
Changes in fair value measurements of Level 3 investments during the year ended December 31, 2020, were as follows (in millions):

	Private Market Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2019	$10	$2
Actual gain on plan assets:
Relating to assets still held at the reporting date	1	—
Purchases	4	—
Ending balance at December 31, 2020	$15	$2
Changes in fair value measurements of Level 3 investments during the year ended December 31, 2019, were as follows (in millions):

	Private Market Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2018	$7	$2
Purchases	3	—
Ending balance at December 31, 2019	$10	$2
The fair value of American’s retiree medical and other postretirement benefits plans assets by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2020
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – AAL Class	—	166	—	166
Total	$4	$166	$—	$170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

	Fair Value Measurements as of December 31, 2019
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds – AAL Class	—	200	—	200
Total	$4	$200	$—	$204
Investments in the retiree medical and other postretirement benefits plans’ mutual funds are valued by quoted prices on the active market, which is fair value, and represents the net asset value of the shares of such funds as of the close of business at the end of the period. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination. The AAL Class mutual funds are offered only to benefit plans of American, therefore, trading is restricted only to American, resulting in a fair value classification of Level 2. Investments included approximately 25% and 24% of investments in non-U.S. common stocks in 2020 and 2019, respectively.
Defined Contribution and Multiemployer Plans
The costs associated with American’s defined contribution plans were $835 million, $836 million and $825 million for the years ended December 31, 2020, 2019 and 2018, respectively.
American participates in the International Association of Machinists & Aerospace Workers (IAM) National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the IAM Pension Fund). American’s contributions to the IAM Pension Fund were $40 million, $32 million and $31 million for the years ended December 31, 2020, 2019 and 2018, respectively. The IAM Pension Fund reported $510 million in employers’ contributions for the year ended December 31, 2019, which is the most recent year for which such information is available. For 2019, American’s contributions represented more than 5% of total contributions to the IAM Pension Fund.
On March 29, 2019, the actuary for the IAM Pension Fund certified that the fund was in “endangered” status despite reporting a funded status of over 80%. Additionally, the IAM Pension Fund’s Board voluntarily elected to enter into “critical” status on April 17, 2019. Upon entry into critical status, the IAM Pension Fund was required by law to adopt a rehabilitation plan aimed at restoring the financial health of the pension plan and did so on April 17, 2019 (the Rehabilitation Plan). Under the Rehabilitation Plan, American was subject to an immaterial contribution surcharge, which ceased to apply June 14, 2019 upon American’s mandatory adoption of a contribution schedule under the Rehabilitation Plan. The contribution schedule requires 2.5% annual increases to its contribution rate. This contribution schedule will remain in effect through the earlier of December 31, 2031 or the date the IAM Pension Fund emerges from critical status.
Profit Sharing Program
American accrues 5% of its pre-tax income excluding net special items for its profit sharing program. As a result of American’s pre-tax loss excluding net special items, there will not be a payout for 2020 under its profit sharing program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
9.  Accumulated Other Comprehensive Loss
The components of AOCI are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2018	$(4,658)	$(5)	$(1,329)		$(5,992)
Other comprehensive income (loss) before reclassifications	(471)	3	106		(362)
Amounts reclassified from AOCI	(89)	—	20	(2)	(69)
Net current-period other comprehensive income (loss)	(560)	3	126		(431)
Balance at December 31, 2019	(5,218)	(2)	(1,203)		(6,423)
Other comprehensive income (loss) before reclassifications	(1,043)	—	236		(807)
Amounts reclassified from AOCI	46	—	(10)	(2)	36
Net current-period other comprehensive income (loss)	(997)	—	226		(771)
Balance at December 31, 2020	$(6,215)	$(2)	$(977)		$(7,194)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on American’s consolidated statements of operations.
Reclassifications out of AOCI for the years ended December 31, 2020 and 2019 are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the consolidated statements of operations
	Year Ended December 31,
AOCI Components	2020	2019
Amortization of pension, retiree medical and other postretirement benefits:
Prior service benefit	$(82)	$(162)	Nonoperating other income, net
Actuarial loss	118	93	Nonoperating other income, net
Total reclassifications for the period, net of tax	$36	$(69)
Amounts allocated to other comprehensive income for income taxes as further described in Note 5 will remain in AOCI until American ceases all related activities, such as termination of the pension plan.
10.  Commitments, Contingencies and Guarantees
(a) Aircraft, Engine and Other Purchase Commitments
Under all of American’s aircraft and engine purchase agreements, its total future commitments as of December 31, 2020 are expected to be as follows (approximately, in millions):

	2021	2022	2023	2024	2025	2026 and Thereafter	Total
Payments for aircraft commitments and certain engines (1)	$527	$1,661	$1,592	$2,377	$3,381	$1,742	$11,280

(1)These amounts are net of purchase deposits currently held by the manufacturers. American has granted a security interest in certain of its purchase deposits with Boeing to secure certain obligations to Boeing and third-party financing sources. American’s purchase deposits held by all manufacturers totaled $1.4 billion as of December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
On March 13, 2019, a directive from the Federal Aviation Administration (FAA) grounded all U.S.-registered Boeing 737 MAX Family aircraft and, as a result, all deliveries of Boeing 737 MAX Family aircraft were suspended. Since the time of the FAA recertification of the Boeing 737 MAX Family aircraft on November 18, 2020, deliveries have resumed and American accepted delivery of 10 Boeing 737 MAX Family aircraft during the period between the date of recertification and December 31, 2020. American has rights to defer one Boeing 737 MAX Family aircraft from delivery in 2021 to 2023 and rights to defer 10 Boeing 737 MAX Family aircraft from delivery in 2022 to 2023-2024.
Due to the uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent American’s current best estimate; however, the actual delivery schedule may differ from the table above, potentially materially.
The amounts in the table exclude 19 Boeing 787-8 aircraft to be delivered in 2021 for which American has obtained committed lease financing. See Note 4 for information regarding this operating lease commitment.
Additionally, American has purchase commitments related to aircraft fuel, flight equipment maintenance, construction projects and information technology support as follows (approximately): $2.3 billion in 2021, $1.3 billion in 2022, $1.2 billion in 2023, $242 million in 2024, $163 million in 2025 and $1.0 billion in 2026 and thereafter.
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
As of December 31, 2020, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2021 to 2027, with rights of American to extend the respective terms of certain agreements.
As of December 31, 2020, American’s minimum obligations under its capacity purchase agreements with third-party regional carriers are as follows (approximately, in millions):

	2021	2022	2023	2024	2025	2026 and Thereafter	Total
Minimum obligations under capacity purchase agreements with third-party regional carriers (1)	$1,120	$1,666	$1,685	$1,663	$1,511	$3,646	$11,291

(1)Represents minimum payments under capacity purchase agreements with third-party regional carriers, which are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. Excludes payments for the lease of certain aircraft under capacity purchase agreements, which are reflected in the operating lease obligations in Note 4.
(c) Airport Redevelopment
Los Angeles International Airport (LAX)
From time to time, airports where American has operations engage in construction projects, often substantial, that result in new or improved facilities that are ultimately funded through increases in the rent and other occupancy costs payable by airlines using the airport. Unlike this construction and funding model, American is managing a project at LAX where it has legal title to the assets during construction. In 2018, American executed a lease agreement with Los Angeles World Airports (LAWA), which owns and operates LAX, in connection with a $1.6 billion modernization project related to LAX Terminals 4 and 5. Construction, which started in October 2018 and is expected to be completed in 2028, will occur in a phased approach. The modernization project will include a unified departure hall to the entranceway of Terminals 4 and 5, reconfigured ticket counter and check-in areas with seamless access to security screening areas, 10 new security screening lanes with automated technology in addition to the existing Terminal 5 lanes, and a new Terminal 4 South concourse with more open and upgraded amenities at gate areas. The project will also include renovated break rooms, multi-use meeting rooms and team gathering spaces throughout the terminals to support American’s team members at LAX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
As each phase is completed, the assets will be sold and transferred to LAWA, including the site improvements and non-proprietary improvements. As American controls the assets during construction, they are recognized on its balance sheet until legal title has transferred. As of December 31, 2020, American has incurred approximately $223 million in costs relating to the LAX modernization project, of which $114 million were incurred during 2020, and have been included within operating property and equipment on its consolidated balance sheet. As of December 31, 2020, American has sold and transferred $111 million of non-proprietary improvements to LAWA, all of which occurred during 2020.
(d) Off-Balance Sheet Arrangements
Aircraft and Engines
American currently operates 350 owned aircraft and 24 leased aircraft, and owns 62 spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of the spare engine EETCs, the trusts allow American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leases the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2020, $11.0 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity. American concluded the leasing entities met the criteria for variable interest entities; however, American concluded it is not the primary beneficiary under these leasing arrangements and accounts for the majority of its EETC leveraged lease financings as operating leases. American’s total future payments to the trusts of each of the relevant EETCs under these leveraged lease financings are $78 million as of December 31, 2020, which are reflected in the operating lease obligations in Note 4.
Letters of Credit and Other
American provides financial assurance, such as letters of credit, surety bonds or restricted cash and investments, primarily to support projected workers’ compensation obligations and airport commitments. As of December 31, 2020, American had $476 million of letters of credit and surety bonds securing various obligations, of which $110 million is collateralized with American’s restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2024.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported by AAG from time to time in its quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. In February 2020, 2.2 million shares of AAG common stock were distributed from the Disputed Claims Reserve. After giving effect to this distribution, as of December 31, 2020, the Disputed Claims Reserve held approximately 4.8 million shares of AAG common stock.
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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the Bankruptcy Court. The complaint named as defendants US Airways Group, US Airways, AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in American’s favor. American expects the plaintiffs to appeal this ruling. American believes this lawsuit is without merit and intends to continue to vigorously defend against the allegations, including in respect of any appeal of the January 29, 2021 ruling.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
American is required to make principal and interest payments for certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment, which are leased to American. The payment of principal and interest of certain special facility revenue bonds is guaranteed by American. As of December 31, 2020, the remaining lease payments through 2035 guaranteeing the principal and interest on these bonds are $572 million and the current carrying amount of the associated operating lease liability in the accompanying consolidated balance sheet is $321 million.
As of December 31, 2020, American had issued guarantees covering AAG’s $1.8 billion aggregate principal amount of the PSP1 Promissory Note due April 2030, $1.0 billion aggregate principal amount of 6.50% convertible senior notes due July 2025, $750 million aggregate principal amount of 5.000% senior notes due June 2022 and $500 million aggregate principal amount of 3.75% senior notes due March 2025.
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
(h) Labor Negotiations
As of December 31, 2020, American employed approximately 78,300 active full-time equivalent (FTE) employees. Of the total active FTE employees, 84% are covered by collective bargaining agreements (CBAs) with various labor unions and 47% are covered by CBAs that are currently amendable or that will become amendable within one year. Joint collective bargaining agreements (JCBAs) have been reached with post-Merger employee groups, including a new five-year JCBA ratified with the TWU-IAM Association, which represents American’s mainline mechanics and related, fleet service, stock clerks, maintenance control technicians and maintenance training instructors. Additionally, the post-Merger JCBAs covering American’s pilots and flight attendants are now amendable. The JCBA covering American’s passenger service employees is also amendable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
11.  Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$56	$7	$—
Supplemental information:
Interest paid, net	877	1,025	1,009
Income taxes paid	6	8	16
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
See Note 1(l) for American’s passenger revenue by geographic region. American’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.
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
For the years ended December 31, 2020, 2019 and 2018, American recorded $91 million, $95 million and $88 million, respectively, of share-based compensation costs principally in salaries, wages and benefits expense on its consolidated statements of operations.
During 2020, 2019 and 2018, AAG withheld approximately 0.7 million, 0.8 million and 0.8 million shares of AAG common stock, respectively, and paid approximately $15 million, $25 million and $37 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
RSU award activity for all plans for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2017	4,324	$46.94
Granted	2,194	47.65
Vested and released	(1,999)	44.99
Forfeited	(199)	45.72
Outstanding at December 31, 2018	4,320	$44.29
Granted	3,206	34.00
Vested and released	(2,002)	44.90
Forfeited	(337)	42.55
Outstanding at December 31, 2019	5,187	$37.01
Granted	5,883	22.07
Vested and released	(2,268)	39.46
Forfeited	(920)	29.78
Outstanding at December 31, 2020	7,882	$23.66
As of December 31, 2020, there was $107 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $51 million, $68 million and $91 million, respectively.
14.  Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Additions Charged to Statement of Operations Accounts	Deductions	Balance at End of Year
Allowance for obsolescence of spare parts
Year ended December 31, 2020	$729	$81	$(368)	$442
Year ended December 31, 2019	754	79	(104)	729
Year ended December 31, 2018	717	57	(20)	754
Allowance for credit losses on accounts receivable
Year ended December 31, 2020	$25	$25	$(21)	$29
Year ended December 31, 2019	24	17	(16)	25
Year ended December 31, 2018	21	39	(36)	24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
15.  Quarterly Financial Data (Unaudited)
Unaudited summarized financial data by quarter for 2020 and 2019 (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Operating revenues	$8,514	$1,622	$3,172	$4,027
Operating expenses	11,050	4,063	5,981	6,465
Operating loss	(2,536)	(2,441)	(2,809)	(2,438)
Net loss	(2,169)	(1,968)	(2,276)	(2,037)

2019
Operating revenues	$10,581	$11,958	$11,910	$11,312
Operating expenses	10,236	10,831	11,082	10,565
Operating income	345	1,127	828	747
Net income	230	714	508	520
American’s fourth quarter 2020 results included $36 million of total pre-tax net special items driven principally by mark-to-market net unrealized gains and losses associated with certain equity investments and treasury rate lock derivative instruments.
American’s fourth quarter 2019 results included $108 million of total pre-tax net special items that principally included $85 million of merger integration expenses and $39 million of fleet restructuring expenses, offset in part by $42 million of mark-to-market net unrealized gains associated with certain equity investments and treasury rate lock derivative instruments.
16.  Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	December 31,
	2020	2019
AAG (1)	$9,940	$14,597
AAG’s wholly-owned subsidiaries (2)	(2,063)	(2,146)
Total	$7,877	$12,451

(1)The decrease in American’s net related party receivable from AAG is primarily due to cash received from the proceeds of AAG financing transactions including the PSP1 Promissory Note, the 6.50% convertible senior notes, the issuance of shares of AAG common stock pursuant to two public stock offerings and an at-the-market offering.
(2)The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.
Pursuant to a capacity purchase agreement between American and AAG’s wholly-owned regional airlines operating as American Eagle, American purchases all of the capacity from these carriers and recognizes passenger revenue from flights operated by American Eagle. In 2020, 2019 and 2018, American recognized expense of approximately $1.8 billion, $2.2 billion and $1.8 billion, respectively, related to wholly-owned regional airline capacity purchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
17.  Subsequent Event
PSP2
On January 15, 2021 (the PSP2 Closing Date), the Subsidiaries entered into a Payroll Support Program Extension Agreement (the PSP2 Agreement) with Treasury, with respect to PSP2 provided pursuant to the PSP Extension Law. In connection with the Subsidiaries’ entry into the PSP2 Agreement, on the PSP2 Closing Date, AAG also entered into a warrant agreement (the PSP2 Warrant Agreement) with Treasury and issued the PSP2 Promissory Note to Treasury, with the Subsidiaries as guarantors.
PSP2 Agreement
In connection with PSP2, AAG and the Subsidiaries are required to comply with the relevant provisions of the PSP Extension Law, which are substantially similar as the restrictions contained in the PSP1 Agreement, but are in effect for a longer time period. These provisions include the requirement that funds provided pursuant to the PSP2 Agreement be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits through March 31, 2021, the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through at least March 31, 2022, the provisions that restrict the payment of certain executive compensation until October 1, 2022, as well as a requirement to recall employees involuntarily terminated or furloughed after September 30, 2020. As was the case with PSP1, the PSP2 Agreement also imposes substantial reporting obligations on AAG and its Subsidiaries.
Pursuant to the PSP2 Agreement, Treasury is to provide AAG and its Subsidiaries financial assistance to be paid in installments (each, an Installment) expected to total at least $3.0 billion in the aggregate, of which $1.5 billion was received on January 15, 2021. As partial compensation to the U.S. Government for the provision of financial assistance under PSP2, and assuming a total principal sum of approximately $3.0 billion, AAG expects to issue a PSP2 Promissory Note in the aggregate principal amount of approximately $896 million and issue warrants (each a PSP2 Warrant and, collectively, the PSP2 Warrants) to Treasury to purchase up to an aggregate of approximately 5.7 million shares of AAG common stock.
PSP2 Promissory Note
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP2 Agreement, AAG issued the PSP2 Promissory Note to Treasury, which provides for AAG’s unconditional promise to pay to Treasury the initial principal sum of approximately $433 million, subject to an increase equal to 30% of the amount of each additional Installment disbursed under the PSP2 Agreement after the PSP2 Closing Date, and the guarantee of AAG’s obligations by the Subsidiaries. Assuming the total Installments to be paid pursuant to the PSP2 Agreement aggregate approximately $3.0 billion, the PSP2 Promissory Note will have a total principal sum of approximately $896 million.
The PSP2 Promissory Note bears interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the PSP2 Closing Date and 2.00% plus an interest rate based on the secured overnight financing rate per annum or other benchmark replacement rate consistent with customary market conventions (but not to be less than 0.00%) thereafter until the tenth anniversary of the PSP2 Closing Date (the PSP2 Maturity Date), and interest accrued thereon will be payable in arrears on the last business day of March and September of each year, beginning on March 31, 2021. The aggregate principal amount outstanding under the PSP2 Promissory Note, together with all accrued and unpaid interest thereon and all other amounts payable under the PSP2 Promissory Note, will be due and payable on the PSP2 Maturity Date.
AAG may, at any time and from time to time, voluntarily prepay amounts outstanding under the PSP2 Promissory Note, in whole or in part, without penalty or premium. Within 30 days of the occurrence of certain change of control triggering events, AAG is required to prepay the aggregate outstanding principal amount of the PSP2 Promissory Note at such time, together with any accrued interest or other amounts owing under the PSP2 Promissory Note at such time.
The PSP2 Promissory Note is AAG’s senior unsecured obligation and each guarantee of the PSP2 Promissory Note is the senior unsecured obligation of each of the Subsidiaries, respectively.
The PSP2 Promissory Note contains events of default, including cross-default with respect to acceleration or failure to pay at maturity other material indebtedness. Upon the occurrence of an event of default and subject to certain grace periods, the outstanding obligations under the PSP2 Promissory Note may, and in certain circumstances will automatically, be accelerated and become due and payable immediately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
PSP2 Warrant Agreement and PSP2 Warrants
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP2 Agreement, and pursuant to the PSP2 Warrant Agreement, AAG agreed to issue warrants to Treasury to purchase PSP2 Warrant Shares. The exercise price of the PSP2 Warrant Shares is $15.66 per share (which was the closing price of the AAG common stock on The Nasdaq Global Select Market on December 24, 2020), subject to certain anti-dilution provisions provided for in the PSP2 Warrants.
Pursuant to the PSP2 Warrant Agreement, (a) on the PSP2 Closing Date, AAG issued to Treasury a PSP2 Warrant to purchase up to an aggregate of approximately 2.8 million shares of Common Stock based on the terms described herein and (b) on the date of each increase of the principal amount of the PSP2 Promissory Note in connection with the disbursement of an additional Installment under the PSP2 Agreement, AAG will issue to Treasury an additional PSP2 Warrant for a number of shares of AAG common stock equal to 10% of such increase of the principal amount of the PSP2 Promissory Note, divided by $15.66, the exercise price of such shares. Assuming the total Installments to be paid pursuant to the PSP2 Agreement aggregate approximately $3.0 billion, the total number of PSP2 Warrant Shares issuable is approximately 5.7 million, subject to certain anti-dilution provisions, provided for in the PSP2 Warrants.
The PSP2 Warrants do not have any voting rights and are freely transferrable, with registration rights. Each PSP2 Warrant expires on the fifth anniversary of the date of issuance of such PSP2 Warrant. The PSP2 Warrants will be exercisable either through net share settlement or cash, at AAG’s option. The PSP2 Warrants were and will be issued solely as compensation to the U.S. Government related to entry into the PSP2 Agreement. No separate proceeds (apart from the financial assistance described above) were received upon issuance of the PSP2 Warrants or will be received upon exercise thereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of December 31, 2020 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
For the three months ended December 31, 2020, there have been no changes in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of AAG or American, respectively;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of AAG or American are being made only in accordance with authorizations of management and directors of AAG or American, respectively; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of AAG’s or American’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of AAG’s and American’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control – Integrated Framework (2013 Framework).

Based on our assessment and those criteria, AAG’s and American’s management concludes that AAG and American, respectively, maintained effective internal control over financial reporting as of December 31, 2020.
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

Opinion on Internal Control Over Financial Reporting
We have audited American Airlines Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 17, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
American Airlines, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited American Airlines, Inc. and subsidiaries’ (American) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, American maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of American as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 17, 2021

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
4.1
Description of securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 1-8400).

4.2
Pass Through Trust Agreement, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.3
Trust Supplement No. 2014-1A, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.4
Trust Supplement No. 2014-1B, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.5
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

4.6
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

4.7
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
4.8
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

4.9
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (Exhibit C to Note Purchase Agreement) (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.10
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

4.11
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

4.12
First Supplemental Indenture, dated as of December 30, 2015, among American Airlines Group Inc., American Airlines, Inc. and Wilmington Trust, National Association, as trustee, to the Indenture dated as of March 5, 2015 (incorporated by reference to Exhibit 4.3 to AAG’s Current Report on Form 8-K filed on December 31, 2015 (Commission File No. 1-8400)).

4.13
Trust Supplement No. 2015-1A, dated as of March 16, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.14
Trust Supplement No. 2015-1B, dated as of March 16, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.15
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

4.16
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

4.17
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

4.18
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.19
Form of Pass Through Trust Certificate, Series 2015-1A (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.20
Form of Pass Through Trust Certificate, Series 2015-1B (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on March 16, 2015 (Commission File No. 1-2691)).

4.21
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
4.22
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

4.23
Trust Supplement No. 2015-2AA, dated as of September 24, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.24
Trust Supplement No. 2015-2A, dated as of September 24, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.25
Trust Supplement No. 2015-2B, dated as of September 24, 2015, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.26
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

4.27
Note Purchase Agreement, dated as of September 24, 2015, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.28
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

4.29
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.30
Form of Pass Through Trust Certificate, Series 2015-2AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.31
Form of Pass Through Trust Certificate, Series 2015-2A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.32
Form of Pass Through Trust Certificate, Series 2015-2B (incorporated by reference to Exhibit A to Exhibit 4.4 to American’s Current Report on Form 8-K filed on September 24, 2015 (Commission File No. 1-2691)).

4.33
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

4.34
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

4.35
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
4.36
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

4.37
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

4.38
Form of Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (incorporated by reference to Exhibit 4.13 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

4.39
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

4.40
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

4.41
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

4.42
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

4.43
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

4.44
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

4.45
Form of Participation Agreement (Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

4.46
Form of Indenture (Trust Indenture and Security Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.15 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

4.47
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

4.48
Form of Participation Agreement (Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

Exhibit Number	Description
4.49
Form of Indenture (Trust Indenture and Security Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

4.50
Guarantee, dated as of June 28, 2011, from American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.) (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 1-08444)).

4.51
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

4.52
Form of Participation Agreement (Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 1-08444)).

4.53
Form of Indenture (Trust Indenture and Security Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 1-08444)).

4.54
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

4.55
Form of Participation Agreement (Participation Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit B to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 1-08444)).

4.56
Form of Indenture (Trust Indenture and Security Agreement between American Airlines, Inc. (as successor in interest to US Airways, Inc.), as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 1-08444)).

4.57
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

4.58
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

4.59
Trust Supplement No. 2016-1AA, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.60
Trust Supplement No. 2016-1A, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.61
Trust Supplement No. 2016-1B, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

Exhibit Number	Description
4.62
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

4.63
Note Purchase Agreement, dated as of January 19, 2016, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.64
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

4.65
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.66
Form of Pass Through Trust Certificate, Series 2016-1AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.67
Form of Pass Through Trust Certificate, Series 2016-1A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.68
Form of Pass Through Trust Certificate, Series 2016-1B (incorporated by reference to Exhibit A to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.69
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

4.70
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

4.71
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

4.72
Trust Supplement No. 2016-2AA, dated as of May 16, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.73
Trust Supplement No. 2016-2A, dated as of May 16, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.74
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

4.75
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

4.76
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
4.77
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.9 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.78
Form of Pass Through Trust Certificate, Series 2016-2AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.79
Form of Pass Through Trust Certificate, Series 2016-2A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.80
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

4.81
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

4.82
Trust Supplement No. 2016-2B, dated as of July 8, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.83
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

4.84
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

4.85
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

4.86
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

4.87
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.88
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

4.90
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

4.91
Trust Supplement No. 2016-3AA, dated as of October 3, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

Exhibit Number	Description
4.92
Trust Supplement No. 2016-3A, dated as of October 3, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.93
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

4.94
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

4.95
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

4.96
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

4.97
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.9 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.98
Form of Pass Through Trust Certificate, Series 2016-3AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.99
Form of Pass Through Trust Certificate, Series 2016-3A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.100
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

4.101
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

4.102
Trust Supplement No. 2017-1AA, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.103
Trust Supplement No. 2017-1A, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014, (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.104
Trust Supplement No. 2017-1B, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.105
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
4.106
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

4.107
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

4.108
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.109
Form of Pass Through Trust Certificate, Series 2017-1AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.110
Form of Pass Through Trust Certificate, Series 2017-1A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.111
Form of Pass Through Trust Certificate, Series 2017-1B (incorporated by reference to Exhibit A to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.112
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

4.113
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

4.114
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

4.115
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

4.116
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

4.117
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

4.118
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

4.119
Form of American Airlines Group Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.1 to AAG’s Registration Statement on Form S-3ASR filed on February 22, 2017 (Commission File No. 333-216167).

4.120
Form of American Airlines, Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.2 to AAG’s Registration Statement on Form S-3ASR filed on February 22, 2017 (Commission File No. 333-216167).

4.121
Trust Supplement No. 2017-2AA, dated as of August 14, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

Exhibit Number	Description
4.122
Trust Supplement No. 2017-2A, dated as of August 14, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.123
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

4.124
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

4.125
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

4.126
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.9 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.127
Form of Pass Through Trust Certificate, Series 2017-2AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.128
Form of Pass Through Trust Certificate, Series 2017-2A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.129
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

4.130
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

4.131
Trust Supplement No. 2016-3B, dated as of October 4, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 5, 2017 (Commission File No. 1-2691)).

4.132
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

4.133
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

4.134
Form of First Amendment to Indenture and Security Agreement (First Amendment to Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit E to Exhibit 4.6 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.135
Form of First Amendment to Indenture and Security Agreement (First Amendment to Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit B to Exhibit 4.4 to American’s Current Report on Form 8-K filed on October 5, 2017 (Commission File No. 1-2691)).

4.136
Form of Pass Through Trust Certificate, Series 2016-3B (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 5, 2017 (Commission File No. 1-2691)).

Exhibit Number	Description
4.137
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

4.138
Trust Supplement No. 2017-2B, dated as of October 5, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.139
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

4.140
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

4.142
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

4.143
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

4.145
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

4.146
Trust Supplement No. 2012-2C(R), dated as of May 15, 2018, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1-2691)).

4.147
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

4.148
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

4.149
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

Exhibit Number	Description
4.150
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

4.151
Form of Pass Through Trust Certificate, Series 2012-2C(R) (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on May 16, 2018 (Commission File No. 1-2691)).

4.152
Trust Supplement No. 2019-1AA (Aircraft EETC), dated as of August 15, 2019, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.153
Trust Supplement No. 2019-1A (Aircraft EETC), dated as of August 15, 2019, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.154
Trust Supplement No. 2019-1B (Aircraft EETC), dated as of August 15, 2019, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.155
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

4.156
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

4.158
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.159
Form of Pass Through Trust Certificate, Series 2019-1AA (Aircraft EETC) (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.160
Form of Pass Through Trust Certificate, Series 2019-1A (Aircraft EETC) (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.161
Form of Pass Through Trust Certificate, Series 2019-1B (Aircraft EETC) (incorporated by reference to Exhibit A to Exhibit 4.4 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.162
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

4.163
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
4.164
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

4.165
Indenture, dated as of May 20, 2019, by and among American Airlines Group Inc., the Guarantor (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on May 21, 2019 (Commission File No. 1-8400)).

4.166	Form of 5.000% Senior Notes due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on May 21, 2019 (Commission File No. 1-8400)).
4.167
Indenture, dated as of February 25, 2020, by and among American Airlines Group Inc., the Guarantor (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG's Current Report on Form 8-K filed on February 26, 2020 (Commission File No. 1-8400)).

4.168	Form of 3.75% Senior Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG's Current Report on Form 8-K filed on February 26, 2020 (Commission File No. 1-8400)).
4.169
Indenture, dated as of June 25, 2020, by and between American Airlines Group Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on June 25, 2020 (Commission File No. 1-8400)).

4.170
First Supplemental Indenture, dated as of June 25, 2020, by and among American Airlines Group Inc., American Airlines, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on June 25, 2020 (Commission File No. 1-8400)).

4.171	Form of 6.50% Convertible Senior Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on June 25, 2020 (Commission File No. 1-8400)).
4.172
Indenture, dated as of June 30, 2020, by and among American Airlines, Inc., American Airlines Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on July 2, 2020 (Commission File No. 1-8400)).

4.173	Form of 11.75% Senior Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on July 2, 2020 (Commission File Number 1-8400)).
4.174
Indenture (IP Notes), dated as of September 25, 2020, by and among American Airlines, Inc., American Airlines Group Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee (incorporated by reference to Exhibit 4.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).#

4.175
Form of 10.75%/12.00% PIK Senior Secured IP Notes due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).

4.176
Indenture (LGA/DCA Notes), dated as of September 25, 2020, by and among American Airlines, Inc., American Airlines Group Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee (incorporated by reference to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).#

4.177
Form of 10.75%/12.00% PIK Senior Secured Notes due 2026 (incorporated by reference to Exhibit A to Exhibit 4.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).

4.178
Warrant Agreement, dated as of April 20, 2020, between American Airlines Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).

4.179	Form of PSP1 Warrant (incorporated by reference to Annex B to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).
4.180
Warrant Agreement, dated as of September 25, 2020, between American Airlines Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).

4.181	Form of Treasury Loan Warrant (incorporated by reference to Annex B to Exhibit 4.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).
4.182	Warrant Agreement, dated as of January 15, 2021, between American Airlines Group, Inc. and the United States Department of the Treasury.
4.183	Form of PSP2 Warrant (incorporated by reference to Annex B to Exhibit 4.182).
10.1
Payroll Support Program Agreement, dated as of April 20, 2020, between American Airlines, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).

Exhibit Number	Description
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

10.3	Payroll Support Program Extension Agreement, dated as of January 15, 2021, between American Airlines, Inc. and the United States Department of the Treasury.
10.4
Promissory Note, dated as of January 15, 2021, issued by American Airlines Group Inc. in the name of the United States Department of the Treasury and guaranteed by American Airlines, Inc., Envoy Air Inc., Piedmont Airlines, Inc. and PSA Airlines, Inc.

10.5
Loan and Guarantee Agreement, dated as of September 25, 2020, among American Airlines, Inc., American Airlines Group Inc., the other guarantors party thereto from time to time, the United States Department of the Treasury and the Bank of New York Mellon, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400).**

10.6
Restatement Agreement, dated as of October 21, 2020, to Loan and Guarantee Agreement, dated as of September 25, 2020, among American Airlines, Inc., American Airlines Group Inc., the other guarantors party thereto from time to time, the United States Department of the Treasury and the Bank of New York Mellon, as administrative and collateral agent.**

10.7
Letter Agreement, dated as of January 15, 2021, to Loan and Guarantee Agreement, dated as of September 25, 2020, among American Airlines, Inc., American Airlines Group Inc., the other guarantors party thereto from time to time, the United States Department of the Treasury and the Bank of New York Mellon, as administrative and collateral agent.

10.8
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

10.10
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

Exhibit Number	Description
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

10.14
Fourth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of August 21, 2017, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (Commission File No. 1-8400)).*

10.15
Fifth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of September 17, 2018, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 1-8400)).

10.16
Sixth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of December 10, 2018, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.9 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-8400)).*

10.17
Seventh Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of November 8, 2019, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.10 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 1-8400)).**

10.18
First Amendment and Restatement Agreement, dated as of May 21, 2015, in relation to the Credit and Guaranty Agreement, dated as of June 27, 2013 (as amended), among American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.), American Airlines, Inc. (as successor in interest to US Airways, Inc.), the Revolving Lenders (as defined therein) party thereto, the 2015 Term Loan Lenders (as defined therein) party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).

10.19
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

10.20
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

10.21
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

10.22
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

Exhibit Number	Description
10.23
Fifth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of December 10, 2018, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, as designated replacement term lender (incorporated by reference to Exhibit 10.15 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-8400)).*

10.24
Sixth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of November 8, 2019, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, as designated replacement term lender (incorporated by reference to Exhibit 10.17 to AGG’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 1-8400)).**

10.25
Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, certain other subsidiaries of American Airlines Group Inc., as guarantors, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q filed on July 22, 2016 (Commission File No. 1-8400)).

10.26
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

10.27
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

10.28
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

10.29
Fourth Amendment to Credit and Guaranty Agreement, dated as of December 10, 2018, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.20 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-8400)).*

10.30
Fifth Amendment to Credit and Guaranty Agreement, dated as of November 8, 2019, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, Barclays Bank PLC, as administrative agent.*

10.31
Purchase Agreement No. 3219, dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.29 to American’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).*

10.32
Supplemental Agreement No. 2, dated as of July 21, 2010, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-8400)).*

10.33
Supplemental Agreement No. 3, dated as of February 1, 2013, to Purchase Agreement No. 3219 between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.34
Supplemental Agreement No. 4, dated as of June 9, 2014, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc. dated as of October 15, 2008, relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).*

10.35
Supplemental Agreement No. 5, dated as of January 20, 2015, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc., dated as of October 15, 2008, relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-8400)).*

Exhibit Number	Description
10.36
Supplemental Agreement No. 6, dated as of April 21, 2015, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company, dated as of October 15, 2008, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.37
Supplemental Agreement No. 7, dated as of September 12, 2016, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).*

10.38
Supplemental Agreement No. 8, dated as of January 26, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-8400)).*

10.39
Supplemental Agreement No. 9, dated as of April 24, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-8400)).*

10.40
Supplemental Agreement No. 10, dated as of May 11, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-8400)).*

10.41
Supplemental Agreement No. 11, dated as of April 6, 2018, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-8400)).*

10.42
Supplemental Agreement No. 12, dated as of May 29, 2019, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Commission File No. 1-8400)).**

10.43
Supplemental Agreement No. 13, dated as of August 20, 2019, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (Commission File No. 1-8400)).**

10.44
Supplemental Agreement No. 14, dated as of February 24, 2020, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).**

10.45
Supplemental Agreement No. 15, dated as of March 16, 2020, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).**

10.46	A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S.**
10.47	Amendment No. 1, dated as of January 11, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011.**
10.48	Amendment No. 2, dated as of May 30, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S, dated as of July 20, 2011.**
10.49	Amendment No. 3, dated as of November 20, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011.**
10.50
Amendment No. 4, dated as of June 18, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified.**

10.51
Amendment No. 5, dated as of June 24, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified.**

10.52
Amendment No. 6, dated as of July 1, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified.**

Exhibit Number	Description
10.53
Amendment No. 7, dated as of November 25, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise.**

10.54
Amendment No. 8, dated as of June 11, 2015, to the A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified.**

10.55	Amendment No. 9, dated as of September 23, 2015, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S.**
10.56	Amendment No. 10, dated as of July 16, 2018, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S.**
10.57
Amendment No. 11, dated as of June 19, 2019, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Commission File No. 1-8400)).**

10.58
Amendment No. 12, dated as of June 26, 2020, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (Commission File No. 1-8400)).**

10.59
Amendment No. 13, dated as of July 13, 2020, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).**

10.60
Amendment No. 14, dated as of October 8, 2020, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise.**

10.61
Purchase Agreement No. 03735, dated as of February 1, 2013, between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.7 to AMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.62
Supplemental Agreement No. 1, dated as of April 15, 2013, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).*

10.63
Supplemental Agreement No. 2, dated as of March 6, 2015, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-8400)).*

10.64
Supplemental Agreement No. 3, dated as of May 22, 2015, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).*

10.65
Letter Agreement, dated as of January 14, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 1-8400)).*

10.66
Supplemental Agreement No. 4, dated as of June 6, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-8400)).*

10.67
Supplemental Agreement No. 5, dated as of August 8, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 1-8400)).*

10.68
Supplemental Agreement No. 6, dated as of November 15, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.33 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 1-8400)).*

10.69
Supplemental Agreement No. 7, dated as of March 2, 2017, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-8400)).*

Exhibit Number	Description
10.70
Supplemental Agreement No. 8, dated as of December 7, 2017, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.45 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 1-8400)).*

10.71
Supplemental Agreement No. 9, dated as of April 6, 2018, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-8400)).*

10.72
Supplemental Agreement No. 10, dated as of March 26, 2019, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (Commission File No. 1-8400)).**

10.73
Letter Agreement, dated as of September 4, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).**

10.74	Supplemental Agreement No. 11, dated as of October 9, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.**
10.75	Supplemental Agreement No. 12, dated as of October 22, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.**
10.76	Supplemental Agreement No. 13, dated as of November 17, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.**
10.77	Supplemental Agreement No. 14, dated as of November 25, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.**
10.78	Supplemental Agreement No. 15, dated as of December 15, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.**
10.79
Amendment 1, dated as of December 31, 2020, to the Letter Agreement, dated as of September 4, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.**

10.80
Consent Agreement, dated as of October 5, 2015, between American Airlines, Inc. (as successor in interest to US Airways, Inc.), American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.98 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-8400)).*

10.81
Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.127 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.82
Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.128 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.83
Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the Super Saver Plus Plan, as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.129 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.84	American Airlines Group Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 4.1 of AAG’s Form S-8 Registration Statement, filed on December 4, 2013 (Registration No. 333-192660)).†
10.85
First Amendment to the American Airlines Group Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.64 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 1-8400)).†

10.86
Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Cash-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.125 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.87
Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.127 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.88
Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement for Director Grants (incorporated by reference to Exhibit 10.129 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.89	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).†

Exhibit Number	Description
10.90
US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.91
2014 Short-Term Incentive Program Under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).†

10.92
Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.93
Amended and Restated Employment Agreement, dated as of November 28, 2007, among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.94
Form of Letter Agreement, dated April 25, 2017, by and between American Airlines Group Inc. and each of Robert D. Isom, Jr., Elise Eberwein, Stephen L. Johnson and Derek J. Kerr (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on May 1, 2017 (Commission File No. 1-8400)).†

10.95
Letter Agreement, dated as of April 28, 2016, between American Airlines Group Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on April 29, 2016 (Commission File No. 1-8400)).†

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).
21.1	Significant subsidiaries of AAG and American as of December 31, 2020.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
24.1	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).

#	Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, certain exhibits and schedules to this agreement have been omitted. Such exhibits and schedules are described in the referenced agreement. AAG and American hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.
*	Confidential treatment has been granted with respect to certain portions of this agreement.
**	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
†	Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.
Date: February 17, 2021	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.
Date: February 17, 2021	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines Group Inc. and in the capacities and on the dates noted:

Date: February 17, 2021	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2021	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 17, 2021	/s/ James F. Albaugh
James F. Albaugh, Director

Date: February 17, 2021	/s/ Jeffrey D. Benjamin
Jeffrey D. Benjamin, Director

Date: February 17, 2021	/s/ John T. Cahill
John T. Cahill, Director

Date: February 17, 2021	/s/ Michael J. Embler
Michael J. Embler, Director

Date: February 17, 2021	/s/ Matthew J. Hart
Matthew J. Hart, Director

Date: February 17, 2021	/s/ Susan D. Kronick
Susan D. Kronick, Director

Date: February 17, 2021	/s/ Martin H. Nesbitt
Martin H. Nesbitt, Director

Date: February 17, 2021	/s/ Denise M. O’Leary
Denise M. O’Leary, Director

Date: February 17, 2021	/s/ Ray M. Robinson
Ray M. Robinson, Director

Date: February 17, 2021	/s/ Douglas M. Steenland
Douglas M. Steenland, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines, Inc. and in the capacities and on the dates noted:

Date: February 17, 2021	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2021	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 17, 2021	/s/ Stephen L. Johnson
Stephen L. Johnson, Director

Date: February 17, 2021	/s/ Robert D. Isom
Robert D. Isom, Director