Form 10-Q
period 2021-03-31
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2021-04-22
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                     to
Commission file number 1-8400

American Airlines Group Inc.
(Exact name of registrant as specified in its charter)

Delaware				75-1825172
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
1 Skyview Drive,	Fort Worth,	Texas	76155	(682)	278-9000
(Address of principal executive offices, including zip code)				(Registrant’s telephone number, including area code)
Commission file number 1-2691

American Airlines, Inc.
(Exact name of registrant as specified in its charter)

Delaware				13-1502798
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
1 Skyview Drive,	Fort Worth,	Texas	76155	(682)	278-9000
(Address of principal executive offices, including zip code)				(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AAL	The Nasdaq Global Select Market
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
As of April 16, 2021, there were 641,383,123 shares of American Airlines Group Inc. common stock outstanding.
As of April 16, 2021, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2021

General
This report is filed by American Airlines Group Inc. (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this report to “we,” “us,” “our,” the “Company” and similar terms refer to AAG and its consolidated subsidiaries. References in this report to “mainline” refer to the operations of American only and exclude regional operations.
Glossary of Terms
For the convenience of the reader, the definitions of certain capitalized industry and other terms used in this report have been consolidated into a Glossary beginning on page 5.
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

Summary of Risk Factors
Our business is subject to a number of risks and uncertainties that may affect our business, results of operations and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. These risks are more fully described in Part II, Item 1A. Risk Factors These risks include, among others, the following:
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
“2020 Form 10-K” means AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2020.
“2026 Notes” means the AAdvantage Issuers' 5.50% Senior Secured Notes due 2026.
“2029 Notes” means the AAdvantage Issuers' 5.75% Senior Secured Notes due 2029.
“AAdvantage” means the AAdvantage® frequent flyer program.
“AAdvantage Agreements” means the AAdvantage program agreements provided as collateral under the AAdvantage Financing.
“AAdvantage Collateral” means the AAdvantage Agreements (including all payments thereunder) and rights under an intercompany agreement and certain IP Licenses, certain rights under the AAdvantage program, certain deposit accounts that will receive cash under the AAdvantage Agreements, certain reserve accounts, the equity of each of Loyalty Issuer and the SPV Guarantors and substantially all other assets of Loyalty Issuer and the SPV Guarantors.
“AAdvantage Financing” means the AAdvantage Notes and the AAdvantage Term Loan Facility.
“AAdvantage Financing Closing Date” means March 24, 2021.
“AAdvantage Guarantees” means the AAdvantage Notes Guarantees, together with the full and unconditional guarantee of the AAdvantage Loans by the AAdvantage Guarantors.
“AAdvantage Guarantors” means the SPV Guarantors and AAG.
“AAdvantage Indenture” means the indenture, dated as of March 24, 2021, by and among the AAdvantage Issuers, the AAdvantage Guarantors and Wilmington Trust, National Association, as trustee and as collateral custodian.
“AAdvantage Issuers” means the Loyalty Issuer and American.
“AAdvantage Loans” means the $3.5 billion of term loans provided pursuant to the AAdvantage Term Loan Facility.
“AAdvantage Note Guarantees” means the full and unconditional guarantee of the AAdvantage Notes by AAG, AAdvantage Holdings 1, Ltd. and HoldCo2.
“AAdvantage Notes” means, collectively, the 2026 Notes and the 2029 Notes.
“AAdvantage Payment Date” means, with respect to the payment of interest on the AAdvantage Notes and AAdvantage Loans, the 20th day of each January, April, July and October.

“AAdvantage Term Loan Facility” means the $3.5 billion term loan facility provided pursuant to the term loan credit and guaranty agreement, dated as of March 24, 2021, with Barclays Bank PLC, as administrative agent, Wilmington Trust, National Association, as collateral administrator, and the lenders party thereto.
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
“ARP” means the American Rescue Plan Act of 2021, as amended.
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
“Convertible Notes Indenture” means the indenture, dated as of June 25, 2020, between AAG and the Convertible Notes Trustee, as supplemented by the first supplemental indenture, dated as of June 25, 2020, among AAG, American and the Convertible Notes Trustee.
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

“HoldCo2” means AAdvantage Holdings 2, Ltd., a Cayman Islands exempted company incorporated with limited liability and an indirect wholly owned subsidiary of American and the direct parent of Loyalty Issuer.
“HoldCo2 License” means the exclusive, irrevocable (subject to certain termination rights), perpetual, worldwide, royalty-bearing license to use the Transferred AAdvantage IP granted to HoldCo2 from Loyalty Issuer.
“IAM” means International Association of Machinists & Aerospace Workers.
“IAM Pension Fund” means the IAM National Pension Fund.
“ICAO” means International Civil Aviation Organization.
“IP Licenses” means the HoldCo2 License and the exclusive, irrevocable (subject to certain termination rights), perpetual, worldwide, royalty-bearing sublicense to use the Transferred AAdvantage IP granted by HoldCo2 to American.
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
“Loyalty Issuer” means AAdvantage Loyalty IP Ltd., a Cayman Islands exempted company incorporated with limited liability and an indirect wholly owned subsidiary of American.
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
“PSP2 Agreement” means the Payroll Support Program Extension Agreement entered into by the Subsidiaries with Treasury on the PSP2 Closing Date.
“PSP2 Closing Date” means January 15, 2021.
"PSP2 Financial Assistance" means the portion of financial assistance received from Treasury pursuant to the PSP2 Agreement that is not allocated to the PSP2 Warrants or PSP2 Promissory Note.
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
“PSP3” means the payroll support program established under the ARP.
“PSP3 Agreement” means the Payroll Support Program Agreement to be entered into by the Subsidiaries with Treasury in connection with the provision of financial assistance under PSP3.
“PSP3 Promissory Note” means the promissory note to be issued to Treasury in connection with PSP3.
“PSP3 Warrant Agreement” means the agreement to be entered into between AAG and Treasury in connection with the PSP3 Agreement, pursuant to which AAG will issue warrants to Treasury to purchase up to approximately 4.4 million shares of AAG common stock.
“PSP Extension Law” means Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021.
“Republic” means Republic Airways Inc.
“RLA” means Railway Labor Act.
“ROU” means right-of-use.
“RPM” or “RPMs” means revenue passenger mile or miles and is a basic measure of sales volume. One RPM represents one passenger flown one mile.
“SEA” means Seattle-Tacoma International Airport.

“SEC” means Securities and Exchange Commission.
“Section 382” means Section 382 of the Internal Revenue Code.
“Securities Act” means Securities Act of 1933, as amended.
“SkyWest” means SkyWest Airlines, Inc.
“slots” means landing and take-off rights and authorizations, as required by certain airports.
“SOFR” means the Secured Overnight Financing Rate.
“SPV Guarantors” means AAdvantage Holdings 1, Ltd. and HoldCo2.
“Subsidiaries” means American, Envoy, PSA and Piedmont, each a wholly-owned subsidiary of AAG.
“Terminal 8” means the passenger terminal facility used by American at JFK.
“Transferred AAdvantage IP” means, among other things, American’s rights to certain data and other intellectual property used in the AAdvantage program (subject to certain exceptions).
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating revenues:
Passenger	$3,179	$7,681
Cargo	315	147
Other	514	687
Total operating revenues	4,008	8,515
Operating expenses:
Aircraft fuel and related taxes	1,034	1,784
Salaries, wages and benefits	2,730	3,219
Regional expenses	625	1,140
Maintenance, materials and repairs	376	629
Other rent and landing fees	570	611
Aircraft rent	351	334
Selling expenses	151	385
Depreciation and amortization	478	560
Special items, net	(1,708)	1,132
Other	716	1,270
Total operating expenses	5,323	11,064
Operating loss	(1,315)	(2,549)
Nonoperating income (expense):
Interest income	4	21
Interest expense, net	(371)	(257)
Other income (expense), net	109	(105)
Total nonoperating expense, net	(258)	(341)
Loss before income taxes	(1,573)	(2,890)
Income tax benefit	(323)	(649)
Net loss	$(1,250)	$(2,241)

Loss per common share:
Basic and diluted	$(1.97)	$(5.26)
Weighted average shares outstanding (in thousands):
Basic and diluted	634,609	425,713
Cash dividends declared per common share	$—	$0.10
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,250)	$(2,241)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	67	(126)
Investments	—	(23)
Total other comprehensive income (loss), net of tax	67	(149)
Total comprehensive loss	$(1,183)	$(2,390)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$277	$245
Short-term investments	13,762	6,619
Restricted cash and short-term investments	806	609
Accounts receivable, net	971	1,342
Aircraft fuel, spare parts and supplies, net	1,658	1,614
Prepaid expenses and other	615	666
Total current assets	18,089	11,095
Operating property and equipment
Flight equipment	37,480	37,816
Ground property and equipment	9,108	9,194
Equipment purchase deposits	1,136	1,446
Total property and equipment, at cost	47,724	48,456
Less accumulated depreciation and amortization	(16,827)	(16,757)
Total property and equipment, net	30,897	31,699
Operating lease right-of-use assets	8,000	8,039
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $755 and $745, respectively	2,019	2,029
Deferred tax asset	3,632	3,239
Other assets	1,921	1,816
Total other assets	11,663	11,175
Total assets	$68,649	$62,008
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$2,444	$2,797
Accounts payable	1,624	1,196
Accrued salaries and wages	1,576	1,716
Air traffic liability	5,598	4,757
Loyalty program liability	2,323	2,033
Operating lease liabilities	1,595	1,651
Other accrued liabilities	2,173	2,419
Total current liabilities	17,333	16,569
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	37,247	29,796
Pension and postretirement benefits	6,765	7,069
Loyalty program liability	7,055	7,162
Operating lease liabilities	6,738	6,777
Other liabilities	1,456	1,502
Total noncurrent liabilities	59,261	52,306
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 641,374,475 shares issued and outstanding at March 31, 2021; 621,479,522 shares issued and outstanding at December 31, 2020	6	6
Additional paid-in capital	6,980	6,894
Accumulated other comprehensive loss	(7,036)	(7,103)
Retained deficit	(7,895)	(6,664)
Total stockholders’ deficit	(7,945)	(6,867)
Total liabilities and stockholders’ equity (deficit)	$68,649	$62,008
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$174	$(168)
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	19	(845)
Proceeds from sale of property and equipment	108	35
Proceeds from sale-leaseback transactions	99	280
Purchases of short-term investments	(8,557)	(820)
Sales of short-term investments	1,415	1,237
Increase in restricted short-term investments	(194)	—
Other investing activities	(42)	(49)
Net cash used in investing activities	(7,152)	(162)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,861	1,698
Payments on long-term debt and finance leases	(4,054)	(926)
Proceeds from issuance of equity	316	—
Deferred financing costs	(162)	(31)
Treasury stock repurchases and shares withheld for taxes pursuant to employee stock plans	(13)	(171)
Dividend payments	—	(43)
Other financing activities	65	(1)
Net cash provided by financing activities	7,013	526
Net increase in cash and restricted cash	35	196
Cash and restricted cash at beginning of period	399	290
Cash and restricted cash at end of period (1)	$434	$486

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$359	$328
Property and equipment acquired through finance leases	22	—
Settlement of bankruptcy obligations	—	56
Deferred financing costs paid through issuance of debt	—	17
Supplemental information:
Interest paid, net	479	239
Income taxes paid	—	2

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$277	$474
Restricted cash included in restricted cash and short-term investments	157	12
Total cash and restricted cash	$434	$486
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2020	$6	$6,894	$(7,103)	$(6,664)	$(6,867)
Net loss	—	—	—	(1,250)	(1,250)
Other comprehensive income, net	—	—	67	—	67
Impact of adoption of Accounting Standards Update (ASU) 2020-06 related to convertible instruments (see Note 1(c))	—	(320)	—	19	(301)
Issuance of 18,194,573 shares of AAG common stock pursuant to an at-the-market offering, net of offering costs	—	316	—	—	316
Issuance of PSP2 Warrants (see Note 1(b))	—	65	—	—	65
Issuance of 1,700,380 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Share-based compensation expense	—	38	—	—	38
Balance at March 31, 2021	$6	$6,980	$(7,036)	$(7,895)	$(7,945)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2019	$4	$3,945	$(6,331)	$2,264	$(118)
Net loss	—	—	—	(2,241)	(2,241)
Other comprehensive loss, net	—	—	(149)	—	(149)
Purchase and retirement of 6,378,025 shares of AAG common stock	—	(145)	—	—	(145)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(44)	(44)
Issuance of 1,062,052 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	56	—	—	56
Share-based compensation expense	—	18	—	—	18
Balance at March 31, 2020	$4	$3,861	$(6,480)	$(21)	$(2,636)
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines Group Inc. (we, us, our and similar terms, or AAG) should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying unaudited condensed consolidated financial statements include the accounts of AAG and its wholly-owned subsidiaries. AAG’s principal subsidiary is American Airlines, Inc. (American). All significant intercompany transactions have been eliminated.
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, deferred tax assets, as well as pension and retiree medical and other postretirement benefits. Certain prior period amounts have been reclassified to conform to the current year presentation. See Note 10 for further information.
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, testing regimes, closing of borders, “stay at home” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While global vaccination efforts are underway and demand for air travel has begun to return, the continued impact of COVID-19, including any increases in infection rates and renewed governmental action to slow the spread of COVID-19 such as has occurred throughout Western Europe and Latin America in the first quarter of 2021, cannot be estimated.
We have taken aggressive actions to mitigate the effects of the COVID-19 pandemic on our business, including deep capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position. We remain extremely focused on taking all self-help measures available to manage our business during this unprecedented time, consistent with the terms of the financial assistance we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law).
Capacity Reductions
We have significantly reduced our capacity (as measured by available seat miles), with first quarter of 2021 flying down 39.2% year-over-year. Domestic capacity in the first quarter of 2021 was down 36.8% while international capacity was down 45.1% year-over-year.
While demand for domestic and short-haul international markets has begun to return, uncertainty continues to exist. We will continue to match our forward capacity with observed booking trends for future travel and make further adjustments to our capacity as needed.
Cost Reductions
We have reduced our 2021 operating expenditures as a result of permanent non-volume cost reductions. These reductions include labor productivity enhancements, management salaries and benefits and other permanent cost reductions. In the first quarter of 2021, an additional 1,600 represented team members opted in to a voluntary early retirement program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Liquidity
As of March 31, 2021, we had $17.3 billion in total available liquidity, consisting of $14.0 billion in unrestricted cash and short-term investments, $2.8 billion in an undrawn capacity under revolving credit facilities and a total of $454 million in undrawn short-term revolving and other facilities.
During the first quarter of 2021, we completed the following financing transactions (see Note 5 for further information):
•issued $3.5 billion in aggregate principal amount of 5.50% Senior Secured Notes due 2026 and $3.0 billion in aggregate principal amount of 5.75% Senior Secured Notes due 2029 and entered into a $3.5 billion senior secured term loan facility (the AAdvantage Term Loan Facility) of which the full amount of term loans was drawn at closing;
•repaid in full $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility, all of which was borrowed in April 2020 in response to the COVID-19 pandemic;
•repaid the $550 million of outstanding loans under the $7.5 billion secured term loan facility with the U.S. Department of Treasury (Treasury) (the Treasury Loan Agreement) and terminated the Treasury Loan Agreement;
•issued 18.2 million shares of AAG common stock at an average price of $17.59 per share pursuant to an at-the-market offering for net proceeds of $316 million; and
•raised $99 million principally from aircraft sale-leaseback transactions.
In addition to the foregoing financings, we received an aggregate of approximately $3.1 billion in financial assistance through the payroll support program (PSP2) established under the PSP Extension Law, all of which was received by the end of March 2021. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP2 Promissory Note) to Treasury for $896 million in aggregate principal amount and warrants to purchase up to an aggregate of approximately 5.7 million shares (the PSP2 Warrant Shares) of AAG common stock. See below for further discussion on PSP2.
A significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value, collateral coverage and/or debt service coverage ratio covenants.
Given the above actions and our current assumptions about the future impact of the COVID-19 pandemic on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings and funds from government assistance to be obtained pursuant to the American Rescue Plan Act of 2021, as amended (the ARP)), and projected cash flows from operations.
PSP2
On January 15, 2021 (the PSP2 Closing Date), American, Envoy Air Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA and together with American, Envoy and Piedmont, the Subsidiaries), entered into a Payroll Support Program Extension Agreement (the PSP2 Agreement) with Treasury, with respect to PSP2 provided pursuant to the PSP Extension Law. In connection with our entry into the PSP2 Agreement, on the PSP2 Closing Date, AAG also entered into a warrant agreement (the PSP2 Warrant Agreement) with Treasury and issued the PSP2 Promissory Note to Treasury, with the Subsidiaries as guarantors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
PSP2 Agreement
In connection with PSP2, we are required to comply with the relevant provisions of the PSP Extension Law, which are substantially similar as the restrictions contained in the Payroll Support Program Agreement entered into by the Subsidiaries with Treasury in connection with the payroll support program established under the CARES Act, but are in effect for a longer time period. These provisions include the requirement that funds provided pursuant to the PSP2 Agreement be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits through March 31, 2021, the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through at least March 31, 2022, the provisions that restrict the payment of certain executive compensation until at least October 1, 2022, as well as a requirement to recall employees involuntarily terminated or furloughed after September 30, 2020. As was the case with PSP1, the PSP2 Agreement also imposes substantial reporting obligations on us.
Pursuant to the PSP2 Agreement, Treasury provided us financial assistance in two installments (each prior installment and any future installment disbursement, an Installment) totaling approximately $3.1 billion in the aggregate. As partial compensation to the U.S. Government for the provision of financial assistance under PSP2, AAG issued the PSP2 Promissory Note in the aggregate principal amount of $896 million and issued warrants (each a PSP2 Warrant and, collectively, the PSP2 Warrants) to Treasury to purchase up to an aggregate of approximately 5.7 million shares of AAG common stock.
For accounting purposes, the $3.1 billion of aggregate financial assistance we received pursuant to the PSP2 Agreement is allocated to the PSP2 Promissory Note, the PSP2 Warrants and the other PSP2 financial assistance (the PSP2 Financial Assistance). The aggregate principal amount of $896 million of the PSP2 Promissory Note was recorded as unsecured long-term debt, and the total fair value of the PSP2 Warrants of $65 million, estimated using a Black-Scholes option pricing model, was recorded in stockholders' deficit in the condensed consolidated balance sheet. The remaining amount of approximately $2.1 billion of PSP2 Financial Assistance was recognized as a credit to special items, net in the condensed consolidated statement of operations in the first quarter of 2021, the remaining period over which the continuation of payment of eligible employee wages, salaries and benefits was required.
PSP2 Promissory Note
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP2 Agreement, AAG issued the PSP2 Promissory Note to Treasury, which provides for our unconditional promise to pay to Treasury the principal sum of $896 million, subject to an increase equal to 30% of the amount of any additional Installment disbursed under the PSP2 Agreement, and the guarantee of our obligations under the PSP2 Promissory Note by the Subsidiaries.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
PSP2 Warrant Agreement and PSP2 Warrants
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP2 Agreement, and pursuant to the PSP2 Warrant Agreement, AAG issued the PSP2 Warrants to Treasury to purchase PSP2 Warrant Shares. The exercise price of the PSP2 Warrant Shares is $15.66 per share, subject to certain anti-dilution provisions provided for in the PSP2 Warrants.
Pursuant to the PSP2 Warrant Agreement, AAG issued to Treasury PSP2 Warrants to purchase up to an aggregate of approximately 5.7 million shares of Common Stock based on the terms described herein and on the date of any increase of the principal amount of the PSP2 Promissory Note in connection with the disbursement of any additional Installment under the PSP2 Agreement, AAG will issue to Treasury an additional PSP2 Warrant for a number of shares of AAG common stock equal to 10% of such increase of the principal amount of the PSP2 Promissory Note, divided by $15.66, the exercise price of such shares.
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
(c) Recent Accounting Pronouncements
ASU 2020-06: Accounting for Convertible Instruments and Contracts In An Entity's Own Equity (the New Convertible Debt Standard)
The New Convertible Debt Standard simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, the New Convertible Debt Standard amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the New Convertible Debt Standard using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. The New Convertible Debt Standard is applicable to our 6.50% convertible senior notes due 2025 (the Convertible Notes). We early adopted the New Convertible Debt Standard as of January 1, 2021 using the modified retrospective method to recognize our Convertible Notes as a single liability instrument. As of January 1, 2021, we recorded a $415 million ($320 million net of tax) reduction to additional paid-in capital to remove the equity component of the Convertible Notes from our balance sheet and a $19 million cumulative effect adjustment credit, net of tax, to retained deficit related to non-cash debt discount amortization recognized in periods prior to adoption resulting in a corresponding reduction of $389 million to the debt discount associated with the Convertible Notes.
ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740)
This standard simplifies the accounting and disclosure requirements for income taxes by clarifying the existing guidance to improve consistency in the application of Accounting Standards Codification 740. This standard also removed the requirement to calculate income tax expense for the stand-alone financial statements of wholly-owned subsidiaries that are not subject to income tax. We adopted this standard effective January 1, 2021, and it did not have a material impact on our condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
PSP2 Financial Assistance (1)	$(1,882)	$—
Severance expenses (2)	168	205
Mark-to-market adjustments on bankruptcy obligations, net (3)	6	(50)
Fleet impairment (4)	—	744
Labor contract expenses (5)	—	218
Other operating special items, net	—	15
Mainline operating special items, net	(1,708)	1,132

PSP2 Financial Assistance (1)	(244)	—
Fleet impairment (4)	27	93
Severance expenses (2)	2	—
Regional operating special items, net	(215)	93
Operating special items, net	(1,923)	1,225

Mark-to-market adjustments on equity and other investments, net (6)	(49)	180
Debt refinancing, extinguishment and other, net	26	37
Nonoperating special items, net	(23)	217

(1)PSP2 Financial Assistance represents recognition of financial assistance received from Treasury pursuant to the PSP2 Agreement. See Note 1(b) for further information.
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments related to our voluntary early retirement programs were approximately $170 million during the first quarter of 2021.
(3)Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.
(4)Fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the first quarter of 2021, we retired our remaining fleet of Embraer 140 aircraft resulting in a $27 million non-cash write-down of these aircraft. In the first quarter of 2020, we retired our Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a $764 million non-cash write-down of these aircraft and associated spare parts and $73 million in cash charges primarily for impairment of ROU assets and lease return costs.
(5)Labor contract expenses primarily related to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(6)Mark-to-market adjustments on equity and other investments, net primarily related to net unrealized gains and losses associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines) and certain treasury rate lock derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
3. Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic and diluted EPS:
Net loss	$(1,250)	$(2,241)
Weighted average common shares outstanding (in thousands)	634,609	425,713
Basic and diluted EPS	$(1.97)	$(5.26)
Securities that could potentially dilute EPS in the future, and which were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
6.50% convertible senior notes	61,728	—
PSP1 Warrants	4,957	—
Restricted stock unit awards	3,255	4,934
Treasury Loan Warrants	1,545	—
PSP2 Warrants	520	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our reported operating revenues (in millions):

	Three Months Ended March 31,
	2021	2020
Passenger revenue:
Passenger travel	$2,893	$7,079
Loyalty revenue - travel (1)	286	602
Total passenger revenue	3,179	7,681
Cargo	315	147
Other:
Loyalty revenue - marketing services (2)	457	571
Other revenue	57	116
Total other revenue	514	687
Total operating revenues	$4,008	$8,515

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
(2)During the three months ended March 31, 2021 and 2020, cash payments from co-branded credit card and other partners was $1.0 billion and $1.3 billion, respectively.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2021	2020
Domestic	$2,655	$5,780
Latin America	482	1,180
Atlantic	22	523
Pacific	20	198
Total passenger revenue	$3,179	$7,681
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

	March 31, 2021	December 31, 2020
	(In millions)
Loyalty program liability	$9,378	$9,195
Air traffic liability	5,598	4,757
Total	$14,976	$13,952

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2020	$9,195
Deferral of revenue	490
Recognition of revenue (1)	(307)
Balance at March 31, 2021 (2)	$9,378

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. In response to the COVID-19 pandemic, we suspended the expiration of mileage credits through June 30, 2021 and eliminated mileage reinstatement fees for canceled award tickets. As of March 31, 2021, our current loyalty program liability was $2.3 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the COVID-19 pandemic, we will continue to monitor redemption patterns and may adjust our estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2021, $838 million of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2020. In response to the COVID-19 pandemic, we extended the contract duration for certain tickets to March 31, 2022, principally those tickets which were scheduled to expire from March 1, 2020 through March 31, 2021. Additionally, we have eliminated change fees for most domestic and international tickets. As of March 31, 2021, the air traffic liability included approximately $2.1 billion of travel credits related to these unused tickets. Accordingly, any revenue associated with these tickets will be recognized within the next 12 months. Given this change in contract duration and uncertainty surrounding the future demand for air travel, our estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as our estimates of refunds may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2021	December 31, 2020
Secured
2013 Term Loan Facility, variable interest rate of 1.86%, installments through 2025	$1,788	$1,788
2013 Revolving Facility	—	750
2014 Term Loan Facility, variable interest rate of 1.86%, installments through 2027	1,208	1,220
2014 Revolving Facility	—	1,643
April 2016 Term Loan Facility, variable interest rate of 2.11%, installments through 2023	960	960
April 2016 Revolving Facility	—	450
December 2016 Term Loan Facility, variable interest rate of 2.11%, installments through 2023	1,200	1,200
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
Treasury Term Loan Facility	—	550
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026	3,500	—
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029	3,000	—
AAdvantage Term Loan Facility, variable interest rate of 5.5%, installments beginning in July 2023 through April 2028	3,500	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 3.95%, maturing from 2021 to 2032	10,652	11,013
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.28% to 5.83%, averaging 1.87%, maturing from 2021 to 2032	4,156	4,417
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2021 to 2036	1,064	1,064
	34,728	28,755
Unsecured
PSP1 Promissory Note	1,765	1,765
PSP2 Promissory Note	896	—
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
5.000% senior notes, interest only payments until due in June 2022	750	750
3.75% senior notes, interest only payments until due in March 2025	500	500
	4,911	4,015
Total long-term debt	39,639	32,770
Less: Total unamortized debt discount, premium and issuance costs	515	749
Less: Current maturities	2,339	2,697
Long-term debt, net of current maturities	$36,785	$29,324

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
As of March 31, 2021, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Short-term Revolving and Other Facilities	454
Total	$3,297
American has an undrawn $400 million short-term revolving credit facility it entered into in December 2019, which was set to expire at the end of December 2020 but which has been extended through the beginning of July 2021. American has the option to extend further this short-term revolving credit facility to January 2022 and, if extended, the available amount thereunder for the period from July 2021 to January 2022 shall be increased to $500 million. American also currently has approximately $54 million of available borrowing base under a cargo receivables facility that was entered into in December 2020. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and certain pre-delivery payments, as well as certain intellectual property and loyalty program assets.
6.50% Convertible Senior Notes
At March 31, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $475 million. The last reported sale price per share of our common stock (as defined in the indenture governing our Convertible Notes, the Convertible Notes Indenture) exceeded 130% of the conversion price of the Convertible Notes for each of at least 20 trading days during the 30 consecutive trading days ending on March 31, 2021. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes may convert at their option at any time during the quarter ending June 30, 2021. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
2021 Financing Activities
2013, 2014 and April 2016 Revolving Facilities
In March 2021, American repaid in full the $750 million of revolving loans outstanding under the 2013 Revolving Facility, the $1.6 billion of revolving loans outstanding under the 2014 Revolving Facility and the $450 million of revolving loans outstanding under the April 2016 Revolving Facility. Following the March 2021 repayment, American is able to draw upon the commitments under these revolving facilities again as needed upon the terms of the underlying credit agreements or leave them undrawn, in each case, until such commitments expire, which is currently scheduled to occur in 2024 for substantially all of such commitments. As of March 31, 2021, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility, the 2014 Revolving Facility or the April 2016 Revolving Facility.
PSP2 Promissory Note
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP2 Agreement, AAG issued the PSP2 Promissory Note to Treasury, which provides for our unconditional promise to pay to Treasury the principal sum of $896 million, subject to an increase equal to 30% of the amount of any additional Installment disbursed under the PSP2 Agreement, and the guarantee of our obligations under the PSP2 Promissory Note by the Subsidiaries.
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
AAdvantage Financing
On March 24, 2021 (the AAdvantage Financing Closing Date), American and AAdvantage Loyalty IP Ltd., a newly formed Cayman Islands exempted company incorporated with limited liability and an indirect wholly owned subsidiary of American (Loyalty Issuer and, together with American, the AAdvantage Issuers), completed the offering of $3.5 billion aggregate principal amount of 5.50% Senior Secured Notes due 2026 (the 2026 Notes) and $3.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2029 (the 2029 Notes, and together with the 2026 Notes, the AAdvantage Notes). The AAdvantage Notes are fully and unconditionally guaranteed (the AAdvantage Note Guarantees) on a senior unsecured basis by AAG and fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by AAdvantage Holdings 1, Ltd., a newly formed Cayman Islands exempted company incorporated with limited liability and a direct wholly owned subsidiary of American, and AAdvantage Holdings 2, Ltd., a newly formed Cayman Islands exempted company incorporated with limited liability and an indirect wholly owned subsidiary of American and the direct parent of Loyalty Issuer (HoldCo2 and, together with AAdvantage Holdings 1, Ltd., the SPV Guarantors, and the SPV Guarantors together with AAG, the AAdvantage Guarantors). The AAdvantage Notes were issued pursuant to an indenture, dated as of March 24, 2021 (the AAdvantage Indenture), by and among the AAdvantage Issuers, the AAdvantage Guarantors and Wilmington Trust, National Association, as trustee and as collateral custodian.
Concurrent with the issuance of the AAdvantage Notes, the AAdvantage Issuers, as co-borrowers, entered into a term loan credit and guaranty agreement, dated March 24, 2021, with Barclays Bank PLC, as administrative agent, Wilmington Trust, National Association, as collateral administrator, and the lenders party thereto, providing for a $3.5 billion term loan facility (the AAdvantage Term Loan Facility and collectively with the AAdvantage Notes, the AAdvantage Financing) and pursuant to which the full $3.5 billion of term loans (the AAdvantage Loans) were drawn on the AAdvantage Financing Closing Date. The AAdvantage Loans are fully and unconditionally guaranteed (together with the AAdvantage Note Guarantees, the AAdvantage Guarantees) by the AAdvantage Guarantors.
Subject to certain permitted liens and other exceptions, the AAdvantage Notes, AAdvantage Loans and AAdvantage Guarantees provided by the SPV Guarantors will be secured by a first-priority security interest in, and pledge of, various agreements with respect to the AAdvantage program (the AAdvantage Agreements) (including all payments thereunder) and rights under an intercompany agreement and certain IP Licenses (as defined below), certain rights under the AAdvantage program, certain deposit accounts that will receive cash under the AAdvantage Agreements, certain reserve accounts, the equity of each of Loyalty Issuer and the SPV Guarantors and substantially all other assets of Loyalty Issuer and the SPV Guarantors (collectively, the AAdvantage Collateral).
Payment Terms of the AAdvantage Notes and AAdvantage Loans under the AAdvantage Term Loan Facility
Interest on the AAdvantage Notes is payable in cash, quarterly in arrears on the 20th day of each January, April, July and October (each, an AAdvantage Payment Date), beginning July 20, 2021. The 2026 Notes will mature on April 20, 2026, and the 2029 Notes will mature on April 20, 2029. The outstanding principal on the 2026 Notes will be repaid in quarterly installments of approximately $292 million on each AAdvantage Payment Date, beginning on July 20, 2023. The outstanding principal on the 2029 Notes will be repaid in quarterly installments of $250 million on each AAdvantage Payment Date, beginning on July 20, 2026.
The AAdvantage Issuers may redeem the AAdvantage Notes, at their option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the AAdvantage Notes redeemed plus a “make-whole” premium, together with accrued and unpaid interest to the date of redemption.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The scheduled maturity date of the AAdvantage Loans under the AAdvantage Term Loan Facility is April 20, 2028. The AAdvantage Loans bear interest at a variable rate equal to LIBOR (but not less than 0.75% per annum), plus a margin of 4.75% per annum, payable on each AAdvantage Payment Date. The outstanding principal on the AAdvantage Loans will be repaid in quarterly installments of $175 million, on each AAdvantage Payment Date beginning with the AAdvantage Payment Date in July 2023. These amortization payments (as well as those for the AAdvantage Notes) will be subject to the occurrence of certain early amortization events, including the failure to satisfy a minimum debt service coverage ratio at specified determination dates.
Prepayment of some or all of the AAdvantage Loans outstanding under the AAdvantage Term Loan Facility is permitted, although payment of an applicable premium is required as specified in the AAdvantage Term Loan Facility.
The AAdvantage Indenture and the AAdvantage Term Loan Facility contain mandatory prepayment provisions triggered upon (i) the issuance or incurrence by Loyalty Issuer or the SPV Guarantors of certain indebtedness or (ii) the receipt by American or its subsidiaries of net proceeds from pre-paid frequent flyer (i.e., AAdvantage) mile purchases exceeding $500 million, with prepayment required only in respect of net proceeds from such purchases exceeding $505 million in the aggregate. Each of these prepayments would also require payment of an applicable premium. Certain other events, including the occurrence of a change of control with respect to AAG and certain AAdvantage Collateral sales exceeding a specified threshold, will also trigger mandatory repurchase or mandatory prepayment provisions under the AAdvantage Indenture and the AAdvantage Term Loan Facility, respectively.
Other Terms of the AAdvantage Indenture and the AAdvantage Term Loan Facility
The AAdvantage Indenture and the AAdvantage Term Loan Facility contain certain covenants that limit the ability of Loyalty Issuer, the SPV Guarantors and, in certain circumstances, American and AAG, to among other things, (i) incur additional indebtedness and make restricted payments, (ii) incur certain liens on the AAdvantage Collateral, (iii) merge, consolidate or sell substantially all of their assets, (iv) dispose of the AAdvantage Collateral, (v) sell pre-paid frequent flyer (i.e. AAdvantage) miles in excess of $550 million in the aggregate, and (vi) terminate, amend, waive, supplement or modify the IP Licenses, or exercise rights and remedies thereunder, except under certain circumstances. American and Loyalty Issuer are also prohibited from substantially reducing the AAdvantage program business or modifying the terms of the AAdvantage program in a manner that would reasonably be expected to materially impair repayment of the AAdvantage Financing obligations (described as a Payment Material Adverse Effect in the AAdvantage Indenture and the AAdvantage Term Loan Facility), and AAG and its subsidiaries are prohibited from changing the policies and procedures of the AAdvantage program in a manner that would reasonably be expected to have a Payment Material Adverse Effect or operating a competing loyalty program. Notwithstanding these restrictions, the AAdvantage program is expected to operate as it has in the past, and the entry into the AAdvantage Financing is not expected to have any impact on the benefits offered to AAdvantage members.
In addition, subject to certain exceptions, the AAdvantage Indenture and the AAdvantage Term Loan Facility restrict the ability of American, Loyalty Issuer or any Guarantor to terminate, or modify certain terms within, the intercompany agreement governing the relationship between American and Loyalty Issuer with respect to the AAdvantage program.
The AAdvantage Indenture and the AAdvantage Term Loan Facility also require the AAdvantage Issuers to comply with certain affirmative covenants, including (i) certain reporting requirements and (ii) the use of commercially reasonable efforts to cause sufficient counterparties to AAdvantage Agreements to direct payments with respect to the AAdvantage program into a collections account, such that at least 90% of such cash receipts in a quarterly reporting period are deposited directly into this collection account, with amounts to be distributed from this collection account for the payment of fees, principal and interest on the AAdvantage Notes and the AAdvantage Loans pursuant to a payment waterfall described in the AAdvantage Indenture and the AAdvantage Term Loan Facility, respectively. In addition, the AAdvantage Indenture and the AAdvantage Term Loan Facility require AAG to maintain minimum liquidity, defined as the sum of (a) unrestricted cash and cash equivalents and (b) the aggregate principal amount committed and available to be drawn under all of AAG's revolving credit and other facilities, at the close of any business day of at least $2.0 billion.
Subject to certain materiality thresholds, qualifications, exceptions, “baskets” and grace and cure periods, the AAdvantage Indenture and the AAdvantage Term Loan Facility contain various events of default, including payment defaults, covenant defaults, cross-defaults to certain indebtedness, termination of certain agreements related to the AAdvantage program, bankruptcy events of Loyalty Issuer or any SPV Guarantor, and a change of control of Loyalty Issuer or any SPV Guarantor. A bankruptcy event of American is not itself an event of default; following an American bankruptcy, an event of default would only occur if American failed to satisfy certain enumerated bankruptcy case milestones, including an assumption of the AAdvantage Financing by a certain date. Upon the occurrence of an event of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
default, the outstanding obligations under the AAdvantage Indenture and the AAdvantage Term Loan Facility may (or, with respect to the bankruptcy events noted above, shall) be accelerated and become due and payable immediately.
Terms of Certain Intercompany Agreements Related to the AAdvantage Financing
In connection with the issuance of the AAdvantage Notes and entry into the AAdvantage Term Loan Facility, American, Loyalty Issuer and the SPV Guarantors entered into a series of transactions that resulted in the transfer to Loyalty Issuer of, among other things, American’s rights to certain data and other intellectual property used in the AAdvantage program (subject to certain exceptions) (such assets, the Transferred AAdvantage IP) and certain rights of American under specified AAdvantage Agreements. Loyalty Issuer has entered into a license agreement with HoldCo2 pursuant to which Loyalty Issuer has granted to HoldCo2 an exclusive, irrevocable (subject to certain termination rights), perpetual, worldwide, royalty-bearing license to use the Transferred AAdvantage IP (the HoldCo2 License), and HoldCo2 has in turn granted to American an exclusive, irrevocable (subject to certain termination rights), perpetual, worldwide, royalty-bearing sublicense to use the Transferred AAdvantage IP (together with the HoldCo2 License, the IP Licenses). The IP Licenses would be terminated, and American’s right to use the Transferred AAdvantage IP would cease, upon specified termination events, including, but not limited to, the occurrence of an event of default under the AAdvantage Indenture or the AAdvantage Term Loan Facility. In certain circumstances, such a termination would trigger a liquidated damages payment in an amount that is greater than the initial principal amount of the AAdvantage Notes and the AAdvantage Loans.
In addition, proceeds from the AAdvantage Financing were loaned by Loyalty Issuer to American pursuant to an intercompany note that was guaranteed by AAG. The borrowings under this intercompany note are payable on demand by Loyalty Issuer or, after the occurrence and during the continuance of an event of default under the AAdvantage Financing, by the master collateral agent under the AAdvantage Financing.
Treasury Loan Agreement
On September 25, 2020, American and AAG entered into a Loan and Guarantee Agreement (the Treasury Loan Agreement) with Treasury, which provided for a secured term loan facility (the Treasury Term Loan Facility) that permitted American to borrow up to $5.5 billion. Subsequently, on October 21, 2020, American and AAG entered into an amendment to the Treasury Loan Agreement, which increased the borrowing amount to up to $7.5 billion. American had borrowed $550 million under the Treasury Term Loan Facility in September 2020.
On March 24, 2021, American used proceeds from the AAdvantage Financing to prepay in full the $550 million outstanding under the Treasury Term Loan Facility and terminated the Treasury Loan Agreement.
6. Income Taxes
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
During the three months ended March 31, 2021 and 2020, we recorded an income tax benefit of $323 million and $649 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
7. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2021.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2021
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$6,662	$6,662	$—	$—
Corporate obligations	4,123	—	4,123	—
Bank notes/certificates of deposit/time deposits	2,257	—	2,257	—
Repurchase agreements	720	—	720	—
	13,762	6,662	7,100	—
Restricted cash and short-term investments (1), (3)	806	606	200	—
Long-term investments (4)	201	201	—	—
Total	$14,769	$7,469	$7,300	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK as well as collateral associated with the payment of certain fees and interest in respect of the AAdvantage Financing and collateral held to support workers' compensation obligations.
(4)Long-term investments primarily include our equity investment in China Southern Airlines, in which we presently own a 1.8% equity interest, and are classified in other assets on the condensed consolidated balance sheet.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $2.7 billion and $2.3 billion as of March 31, 2021 and December 31, 2020, respectively, which would have been classified as Level 3 in the fair value hierarchy. The fair value of our Convertible Notes was $1.7 billion and $1.2 billion as of March 31, 2021 and December 31, 2020, respectively.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$39,124	$40,325	$32,021	$30,454

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2021	2020	2021	2020
Service cost	$1	$1	$2	$1
Interest cost	131	153	6	7
Expected return on assets	(272)	(252)	(3)	(4)
Special termination benefits	—	—	139	—
Amortization of:
Prior service cost (benefit)	7	7	(3)	(54)
Unrecognized net loss (gain)	53	41	(6)	(6)
Net periodic benefit cost (income)	$(80)	$(50)	$135	$(56)
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
During the first quarter of 2021, we remeasured our retiree medical and other postretirement benefits to account for enhanced healthcare benefits provided to eligible team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. For the three months ended March 31, 2021, we recognized a $139 million special charge for these enhanced healthcare benefits and increased our postretirement benefits obligation by $139 million as of March 31, 2021.
In January 2021, we made $241 million in contributions to our pension plans, including a contribution of $130 million for the 2020 calendar year that was permitted to be deferred to January 4, 2021 as provided under the CARES Act. On March 11, 2021, the ARP was enacted, which included certain funding relief provisions for single employer qualified retirement benefit pension plans such as those sponsored by us. Based on our current understanding of the ARP provisions applicable to our pension plans, we will have no additional funding requirements for 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2020	$(6,236)	$(2)	$(865)		$(7,103)
Other comprehensive income (loss) before reclassifications	35	—	(8)		27
Amounts reclassified from AOCI	51	—	(11)	(2)	40
Net current-period other comprehensive income (loss)	86	—	(19)		67
Balance at March 31, 2021	$(6,150)	$(2)	$(884)		$(7,036)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax benefit on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2021	2020
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$3	$(36)	Nonoperating other income (expense), net
Actuarial loss	37	27	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$40	$(9)
10. Regional Expenses
Our regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include our wholly-owned regional carriers, as well as third-party regional carriers. Substantially all of our regional carrier arrangements are in the form of capacity purchase agreements. Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations.
Beginning in the first quarter of 2021, aircraft fuel and related taxes as well as certain salaries, wages and benefits, other rent and landing fees, selling and other expenses are no longer allocated to regional expenses on our condensed consolidated statements of operations. The first quarter of 2020 condensed consolidated statement of operations has been recast to conform to the 2021 presentation. This statement of operations presentation change has no impact on total operating expenses or net loss.
Regional expenses for the three months ended March 31, 2021 and 2020 include $81 million and $83 million of depreciation and amortization, respectively, and $2 million and $6 million of aircraft rent, respectively.
During the three months ended March 31, 2021 and 2020, we recognized $127 million and $150 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established a disputed claims reserve (the Disputed Claims Reserve) to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. We are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. As of March 31, 2021, the Disputed Claims Reserve held approximately 4.8 million shares of AAG common stock.
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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the Bankruptcy Court. The complaint named as defendants US Airways Group, Inc., US Airways, Inc., AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in our favor. The plaintiffs have appealed this ruling. We believe this lawsuit is without merit and intend to continue to vigorously defend against the allegations, including plaintiffs' appeal of the Bankruptcy Court's January 29, 2021 ruling.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating revenues:
Passenger	$3,179	$7,681
Cargo	315	147
Other	514	686
Total operating revenues	4,008	8,514
Operating expenses:
Aircraft fuel and related taxes	1,034	1,784
Salaries, wages and benefits	2,729	3,217
Regional expenses	624	1,107
Maintenance, materials and repairs	376	629
Other rent and landing fees	570	611
Aircraft rent	351	334
Selling expenses	151	385
Depreciation and amortization	478	560
Special items, net	(1,708)	1,132
Other	717	1,291
Total operating expenses	5,322	11,050
Operating loss	(1,314)	(2,536)
Nonoperating income (expense):
Interest income	9	104
Interest expense, net	(333)	(260)
Other income (expense), net	109	(105)
Total nonoperating expense, net	(215)	(261)
Loss before income taxes	(1,529)	(2,797)
Income tax benefit	(314)	(628)
Net loss	$(1,215)	$(2,169)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,215)	$(2,169)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	66	(126)
Investments	—	(23)
Total other comprehensive income (loss), net of tax	66	(149)
Total comprehensive loss	$(1,149)	$(2,318)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$270	$231
Short-term investments	13,748	6,617
Restricted cash and short-term investments	806	609
Accounts receivable, net	965	1,334
Receivables from related parties, net	6,647	7,877
Aircraft fuel, spare parts and supplies, net	1,564	1,520
Prepaid expenses and other	584	633
Total current assets	24,584	18,821
Operating property and equipment
Flight equipment	37,147	37,485
Ground property and equipment	8,748	8,836
Equipment purchase deposits	1,136	1,446
Total property and equipment, at cost	47,031	47,767
Less accumulated depreciation and amortization	(16,449)	(16,393)
Total property and equipment, net	30,582	31,374
Operating lease right-of-use assets	7,958	7,994
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $755 and $745, respectively	2,019	2,029
Deferred tax asset	3,530	3,235
Other assets	1,773	1,671
Total other assets	11,413	11,026
Total assets	$74,537	$69,215
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$2,447	$2,800
Accounts payable	1,536	1,116
Accrued salaries and wages	1,515	1,661
Air traffic liability	5,598	4,757
Loyalty program liability	2,323	2,033
Operating lease liabilities	1,586	1,641
Other accrued liabilities	2,065	2,300
Total current liabilities	17,070	16,308
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	32,346	26,182
Pension and postretirement benefits	6,723	7,027
Loyalty program liability	7,055	7,162
Operating lease liabilities	6,701	6,739
Other liabilities	1,405	1,449
Total noncurrent liabilities	54,230	48,559
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,088	17,050
Accumulated other comprehensive loss	(7,128)	(7,194)
Retained deficit	(6,723)	(5,508)
Total stockholder's equity	3,237	4,348
Total liabilities and stockholder’s equity	$74,537	$69,215
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$1,428	$(401)
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	24	(829)
Proceeds from sale of property and equipment	108	34
Proceeds from sale-leaseback transactions	99	280
Purchases of short-term investments	(8,545)	(820)
Sales of short-term investments	1,415	1,237
Increase in restricted short-term investments	(194)	—
Other investing activities	(42)	(49)
Net cash used in investing activities	(7,135)	(147)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	9,965	1,198
Payments on long-term debt and finance leases	(4,054)	(426)
Deferred financing costs	(162)	(25)
Net cash provided by financing activities	5,749	747
Net increase in cash and restricted cash	42	199
Cash and restricted cash at beginning of period	385	277
Cash and restricted cash at end of period (1)	$427	$476

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$358	$320
Property and equipment acquired through finance leases	22	—
Settlement of bankruptcy obligations	—	56
Deferred financing costs paid through issuance of debt	—	17
Supplemental information:
Interest paid, net	426	228
Income taxes paid	—	2

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$270	$464
Restricted cash included in restricted cash and short-term investments	157	12
Total cash and restricted cash	$427	$476
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2020	$—	$17,050	$(7,194)	$(5,508)	$4,348
Net loss	—	—	—	(1,215)	(1,215)
Other comprehensive income, net	—	—	66	—	66
Share-based compensation expense	—	38	—	—	38
Balance at March 31, 2021	$—	$17,088	$(7,128)	$(6,723)	$3,237

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2019	$—	$16,903	$(6,423)	$2,942	$13,422
Net loss	—	—	—	(2,169)	(2,169)
Other comprehensive loss, net	—	—	(149)	—	(149)
Share-based compensation expense	—	18	—	—	18
Intercompany equity transfer	—	56	—	—	56
Balance at March 31, 2020	$—	$16,977	$(6,572)	$773	$11,178
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines, Inc. (American) should be read in conjunction with the consolidated financial statements contained in American’s Annual Report on Form 10-K for the year ended December 31, 2020. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, deferred tax assets, as well as pension and retiree medical and other postretirement benefits. Certain prior period amounts have been reclassified to conform to the current year presentation. See Note 9 for further information.
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, testing regimes, closing of borders, “stay at home” orders and business closures. As a result, American has experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in its revenues. While global vaccination efforts are underway and demand for air travel has begun to return, the continued impact of COVID-19, including any increases in infection rates and renewed governmental action to slow the spread of COVID-19 such as has occurred throughout Western Europe and Latin America in the first quarter of 2021, cannot be estimated.
American has taken aggressive actions to mitigate the effects of the COVID-19 pandemic on its business, including deep capacity reductions, structural changes to its fleet, cost reductions, and steps to preserve cash and improve its overall liquidity position. American remains extremely focused on taking all self-help measures available to manage its business during this unprecedented time, consistent with the terms of the financial assistance it has received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law).
Capacity Reductions
American has significantly reduced its capacity (as measured by available seat miles), with first quarter of 2021 flying down 39.2% year-over-year. Domestic capacity in the first quarter of 2021 was down 36.8% while international capacity was down 45.1% year-over-year.
While demand for domestic and short-haul international markets has begun to return, uncertainty continues to exist. American will continue to match its forward capacity with observed booking trends for future travel and make further adjustments to American's capacity as needed.
Cost Reductions
American has reduced its 2021 operating expenditures as a result of permanent non-volume cost reductions. These reductions include labor productivity enhancements, management salaries and benefits and other permanent cost reductions. In the first quarter of 2021, an additional 1,600 represented team members opted in to a voluntary early retirement program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Liquidity
As of March 31, 2021, American had $17.3 billion in total available liquidity, consisting of $14.0 billion in unrestricted cash and short-term investments, $2.8 billion in an undrawn capacity under revolving credit facilities and a total of $454 million in undrawn short-term revolving and other facilities.
During the first quarter of 2021, American completed the following financing transactions (see Note 4 for further information):
•issued $3.5 billion in aggregate principal amount of 5.50% Senior Secured Notes due 2026 and $3.0 billion in aggregate principal amount of 5.75% Senior Secured Notes due 2029 and entered into a $3.5 billion senior secured term loan facility (the AAdvantage Term Loan Facility) of which the full amount of term loans was drawn at closing;
•repaid in full $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility, all of which was borrowed in April 2020 in response to the COVID-19 pandemic;
•repaid the $550 million of outstanding loans under the $7.5 billion secured term loan facility with the U.S. Department of Treasury (Treasury) (the Treasury Loan Agreement) and terminated the Treasury Loan Agreement; and
•raised $99 million principally from aircraft sale-leaseback transactions.
In addition to the foregoing financings, AAG and the Subsidiaries (as defined below) received an aggregate of approximately $3.1 billion in financial assistance through the payroll support program (PSP2) established under the PSP Extension Law, all of which was received by the end of March 2021. In connection with the receipt by AAG and the Subsidiaries of this financial assistance, AAG issued a promissory note (the PSP2 Promissory Note) to Treasury for $896 million in aggregate principal amount and warrants to purchase up to an aggregate of approximately 5.7 million shares (the PSP2 Warrant Shares) of AAG common stock. See below for further discussion on PSP2.
A significant portion of American’s debt financing agreements contain covenants requiring it to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value, collateral coverage and/or debt service coverage ratio covenants.
Given the above actions and American’s current assumptions about the future impact of the COVID-19 pandemic on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, American expects to meet its cash obligations as well as remain in compliance with the debt covenants in its existing financing agreements for the next 12 months based on its current level of unrestricted cash and short-term investments, its anticipated access to liquidity (including via proceeds from financings and funds from government assistance to be obtained pursuant to the American Rescue Plan Act of 2021, as amended (the ARP)), and projected cash flows from operations.
PSP2
On January 15, 2021 (the PSP2 Closing Date), American, Envoy Air Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA and together with American, Envoy and Piedmont, the Subsidiaries), entered into a Payroll Support Program Extension Agreement (the PSP2 Agreement) with Treasury, with respect to PSP2 provided pursuant to the PSP Extension Law. In connection with the Subsidiaries’ entry into the PSP2 Agreement, on the PSP2 Closing Date, AAG also entered into a warrant agreement (the PSP2 Warrant Agreement) with Treasury and issued the PSP2 Promissory Note to Treasury, with the Subsidiaries as guarantors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

PSP2 Agreement
In connection with PSP2, AAG and the Subsidiaries are required to comply with the relevant provisions of the PSP Extension Law, which are substantially similar as the restrictions contained in the Payroll Support Program Agreement entered into by the Subsidiaries with Treasury in connection with the payroll support program established under the CARES Act, but are in effect for a longer time period. These provisions include the requirement that funds provided pursuant to the PSP2 Agreement be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits through March 31, 2021, the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through at least March 31, 2022, the provisions that restrict the payment of certain executive compensation until at least October 1, 2022, as well as a requirement to recall employees involuntarily terminated or furloughed after September 30, 2020. As was the case with PSP1, the PSP2 Agreement also imposes substantial reporting obligations on AAG and its Subsidiaries.
Pursuant to the PSP2 Agreement, Treasury provided AAG and its Subsidiaries financial assistance in two installments (each prior installment and any future installment disbursement, an Installment) totaling approximately $3.1 billion in the aggregate. As partial compensation to the U.S. Government for the provision of financial assistance under PSP2, AAG issued the PSP2 Promissory Note in the aggregate principal amount of $896 million and issued warrants (each a PSP2 Warrant and, collectively, the PSP2 Warrants) to Treasury to purchase up to an aggregate of approximately 5.7 million shares of AAG common stock.
For accounting purposes, the $3.1 billion of aggregate financial assistance AAG and the Subsidiaries received pursuant to the PSP2 Agreement is allocated to the PSP2 Promissory Note, the PSP2 Warrants and the other PSP2 financial assistance (the PSP2 Financial Assistance). The aggregate principal amount of $896 million of the PSP2 Promissory Note was recorded as unsecured long-term debt, and the total fair value of the PSP2 Warrants of $65 million, estimated using a Black-Scholes option pricing model, was recorded in stockholders' deficit in AAG's condensed consolidated balance sheet. The remaining amount of approximately $2.1 billion of PSP2 Financial Assistance was recognized as a credit to special items, net in the condensed consolidated statement of operations in the first quarter of 2021, the remaining period over which the continuation of payment of eligible employee wages, salaries and benefits was required.
PSP2 Promissory Note
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP2 Agreement, AAG issued the PSP2 Promissory Note to Treasury, which provides for AAG’s unconditional promise to pay to Treasury the principal sum of $896 million, subject to an increase equal to 30% of the amount of any additional Installment disbursed under the PSP2 Agreement, and the guarantee of AAG’s obligations under the PSP2 Promissory Note by the Subsidiaries.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

PSP2 Warrant Agreement and PSP2 Warrants
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP2 Agreement, and pursuant to the PSP2 Warrant Agreement, AAG issued the PSP2 Warrants to Treasury to purchase PSP2 Warrant Shares. The exercise price of the PSP2 Warrant Shares is $15.66 per share, subject to certain anti-dilution provisions provided for in the PSP2 Warrants.
Pursuant to the PSP2 Warrant Agreement, AAG issued to Treasury PSP2 Warrants to purchase up to an aggregate of approximately 5.7 million shares of Common Stock based on the terms described herein and on the date of any increase of the principal amount of the PSP2 Promissory Note in connection with the disbursement of any additional Installment under the PSP2 Agreement, AAG will issue to Treasury an additional PSP2 Warrant for a number of shares of AAG common stock equal to 10% of such increase of the principal amount of the PSP2 Promissory Note, divided by $15.66, the exercise price of such shares.
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
(c) Recent Accounting Pronouncement
Accounting Standards Update 2019-12: Simplifying the Accounting for Income Taxes (Topic 740)
This standard simplifies the accounting and disclosure requirements for income taxes by clarifying the existing guidance to improve consistency in the application of Accounting Standards Codification 740. This standard also removed the requirement to calculate income tax expense for the stand-alone financial statements of wholly-owned subsidiaries that are not subject to income tax. American adopted this standard effective January 1, 2021, and it did not have a material impact on its condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
PSP2 Financial Assistance (1)	$(1,882)	$—
Severance expenses (2)	168	205
Mark-to-market adjustments on bankruptcy obligations, net (3)	6	(50)
Fleet impairment (4)	—	744
Labor contract expenses (5)	—	218
Other operating special items, net	—	15
Mainline operating special items, net	(1,708)	1,132

PSP2 Financial Assistance (1)	(244)	—
Fleet impairment (4)	27	93
Regional operating special items, net	(217)	93
Operating special items, net	(1,925)	1,225

Mark-to-market adjustments on equity and other investments, net (6)	(49)	180
Debt refinancing, extinguishment and other, net	26	37
Nonoperating special items, net	(23)	217

(1)PSP2 Financial Assistance represents recognition of financial assistance received from Treasury pursuant to the PSP2 Agreement. See Note 1(b) for further information.
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments related to American's voluntary early retirement programs were approximately $170 million during the first quarter of 2021.
(3)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.
(4)Fleet impairment resulted from American's decision to retire certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the first quarter of 2021, American retired its remaining fleet of Embraer 140 aircraft resulting in a $27 million non-cash write-down of these aircraft. In the first quarter of 2020, American retired its Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a $764 million non-cash write-down of these aircraft and associated spare parts and $73 million in cash charges primarily for impairment of ROU assets and lease return costs.
(5)Labor contract expenses primarily related to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(6)Mark-to-market adjustments on equity and other investments, net primarily related to net unrealized gains and losses associated with American's equity investment in China Southern Airlines Company Limited (China Southern Airlines) and certain treasury rate lock derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American's reported operating revenues (in millions):

	Three Months Ended March 31,
	2021	2020
Passenger revenue:
Passenger travel	$2,893	$7,079
Loyalty revenue - travel (1)	286	602
Total passenger revenue	3,179	7,681
Cargo	315	147
Other:
Loyalty revenue - marketing services (2)	457	571
Other revenue	57	115
Total other revenue	514	686
Total operating revenues	$4,008	$8,514

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
(2)During the three months ended March 31, 2021 and 2020, cash payments from co-branded credit card and other partners was $1.0 billion and $1.3 billion, respectively.
The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2021	2020
Domestic	$2,655	$5,780
Latin America	482	1,180
Atlantic	22	523
Pacific	20	198
Total passenger revenue	$3,179	$7,681
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

	March 31, 2021	December 31, 2020
	(In millions)
Loyalty program liability	$9,378	$9,195
Air traffic liability	5,598	4,757
Total	$14,976	$13,952

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2020	$9,195
Deferral of revenue	490
Recognition of revenue (1)	(307)
Balance at March 31, 2021 (2)	$9,378

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. In response to the COVID-19 pandemic, American suspended the expiration of mileage credits through June 30, 2021 and eliminated mileage reinstatement fees for canceled award tickets. As of March 31, 2021, American's current loyalty program liability was $2.3 billion and represents American's current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the COVID-19 pandemic, American will continue to monitor redemption patterns and may adjust its estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2021, $838 million of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2020. In response to the COVID-19 pandemic, American extended the contract duration for certain tickets to March 31, 2022, principally those tickets which were scheduled to expire from March 1, 2020 through March 31, 2021. Additionally, American has eliminated change fees for most domestic and international tickets. As of March 31, 2021, the air traffic liability included approximately $2.1 billion of travel credits related to these unused tickets. Accordingly, any revenue associated with these tickets will be recognized within the next 12 months. Given this change in contract duration and uncertainty surrounding the future demand for air travel, American's estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as American's estimates of refunds may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2021	December 31, 2020
Secured
2013 Term Loan Facility, variable interest rate of 1.86%, installments through 2025	$1,788	$1,788
2013 Revolving Facility	—	750
2014 Term Loan Facility, variable interest rate of 1.86%, installments through 2027	1,208	1,220
2014 Revolving Facility	—	1,643
April 2016 Term Loan Facility, variable interest rate of 2.11%, installments through 2023	960	960
April 2016 Revolving Facility	—	450
December 2016 Term Loan Facility, variable interest rate of 2.11%, installments through 2023	1,200	1,200
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
Treasury Term Loan Facility	—	550
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026	3,500	—
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029	3,000	—
AAdvantage Term Loan Facility, variable interest rate of 5.5%, installments beginning in July 2023 through April 2028	3,500	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 3.95%, maturing from 2021 to 2032	10,652	11,013
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.28% to 5.83%, averaging 1.87%, maturing from 2021 to 2032	4,156	4,417
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.38%, maturing from 2021 to 2036	1,040	1,040
Total long-term debt	34,704	28,731
Less: Total unamortized debt discount, premium and issuance costs	479	321
Less: Current maturities	2,342	2,700
Long-term debt, net of current maturities	$31,883	$25,710
As of March 31, 2021, the maximum availability under American's revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Short-term Revolving and Other Facilities	454
Total	$3,297

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

American has an undrawn $400 million short-term revolving credit facility it entered into in December 2019, which was set to expire at the end of December 2020 but which has been extended through the beginning of July 2021. American has the option to extend further this short-term revolving credit facility to January 2022 and, if extended, the available amount thereunder for the period from July 2021 to January 2022 shall be increased to $500 million. American also currently has approximately $54 million of available borrowing base under a cargo receivables facility that was entered into in December 2020. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots and certain pre-delivery payments, as well as certain intellectual property and loyalty program assets.
2021 Financing Activities
2013, 2014 and April 2016 Revolving Facilities
In March 2021, American repaid in full the $750 million of revolving loans outstanding under the 2013 Revolving Facility, the $1.6 billion of revolving loans outstanding under the 2014 Revolving Facility and the $450 million of revolving loans outstanding under the April 2016 Revolving Facility. Following the March 2021 repayment, American is able to draw upon the commitments under these revolving facilities again as needed upon the terms of the underlying credit agreements or leave them undrawn, in each case, until such commitments expire, which is currently scheduled to occur in 2024 for substantially all of such commitments. As of March 31, 2021, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility, the 2014 Revolving Facility or the April 2016 Revolving Facility.
AAdvantage Financing
On March 24, 2021 (the AAdvantage Financing Closing Date), American and AAdvantage Loyalty IP Ltd., a newly formed Cayman Islands exempted company incorporated with limited liability and an indirect wholly owned subsidiary of American (Loyalty Issuer and, together with American, the AAdvantage Issuers), completed the offering of $3.5 billion aggregate principal amount of 5.50% Senior Secured Notes due 2026 (the 2026 Notes) and $3.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2029 (the 2029 Notes, and together with the 2026 Notes, the AAdvantage Notes). The AAdvantage Notes are fully and unconditionally guaranteed (the AAdvantage Note Guarantees) on a senior unsecured basis by AAG and fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by AAdvantage Holdings 1, Ltd., a newly formed Cayman Islands exempted company incorporated with limited liability and a direct wholly owned subsidiary of American, and AAdvantage Holdings 2, Ltd., a newly formed Cayman Islands exempted company incorporated with limited liability and an indirect wholly owned subsidiary of American and the direct parent of Loyalty Issuer (HoldCo2 and, together with AAdvantage Holdings 1, Ltd., the SPV Guarantors, and the SPV Guarantors together with AAG, the AAdvantage Guarantors). The AAdvantage Notes were issued pursuant to an indenture, dated as of March 24, 2021 (the AAdvantage Indenture), by and among the AAdvantage Issuers, the AAdvantage Guarantors and Wilmington Trust, National Association, as trustee and as collateral custodian.
Concurrent with the issuance of the AAdvantage Notes, the AAdvantage Issuers, as co-borrowers, entered into a term loan credit and guaranty agreement, dated March 24, 2021, with Barclays Bank PLC, as administrative agent, Wilmington Trust, National Association, as collateral administrator, and the lenders party thereto, providing for a $3.5 billion term loan facility (the AAdvantage Term Loan Facility and collectively with the AAdvantage Notes, the AAdvantage Financing) and pursuant to which the full $3.5 billion of term loans (the AAdvantage Loans) were drawn on the AAdvantage Financing Closing Date. The AAdvantage Loans are fully and unconditionally guaranteed (together with the AAdvantage Note Guarantees, the AAdvantage Guarantees) by the AAdvantage Guarantors.
Subject to certain permitted liens and other exceptions, the AAdvantage Notes, AAdvantage Loans and AAdvantage Guarantees provided by the SPV Guarantors will be secured by a first-priority security interest in, and pledge of, various agreements with respect to the AAdvantage program (the AAdvantage Agreements) (including all payments thereunder) and rights under an intercompany agreement and certain IP Licenses (as defined below), certain rights under the AAdvantage program, certain deposit accounts that will receive cash under the AAdvantage Agreements, certain reserve accounts, the equity of each of Loyalty Issuer and the SPV Guarantors and substantially all other assets of Loyalty Issuer and the SPV Guarantors (collectively, the AAdvantage Collateral).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Payment Terms of the AAdvantage Notes and AAdvantage Loans under the AAdvantage Term Loan Facility
Interest on the AAdvantage Notes is payable in cash, quarterly in arrears on the 20th day of each January, April, July and October (each, an AAdvantage Payment Date), beginning July 20, 2021. The 2026 Notes will mature on April 20, 2026, and the 2029 Notes will mature on April 20, 2029. The outstanding principal on the 2026 Notes will be repaid in quarterly installments of approximately $292 million on each AAdvantage Payment Date, beginning on July 20, 2023. The outstanding principal on the 2029 Notes will be repaid in quarterly installments of $250 million on each AAdvantage Payment Date, beginning on July 20, 2026.
The AAdvantage Issuers may redeem the AAdvantage Notes, at their option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the AAdvantage Notes redeemed plus a “make-whole” premium, together with accrued and unpaid interest to the date of redemption.
The scheduled maturity date of the AAdvantage Loans under the AAdvantage Term Loan Facility is April 20, 2028. The AAdvantage Loans bear interest at a variable rate equal to LIBOR (but not less than 0.75% per annum), plus a margin of 4.75% per annum, payable on each AAdvantage Payment Date. The outstanding principal on the AAdvantage Loans will be repaid in quarterly installments of $175 million, on each AAdvantage Payment Date beginning with the AAdvantage Payment Date in July 2023. These amortization payments (as well as those for the AAdvantage Notes) will be subject to the occurrence of certain early amortization events, including the failure to satisfy a minimum debt service coverage ratio at specified determination dates.
Prepayment of some or all of the AAdvantage Loans outstanding under the AAdvantage Term Loan Facility is permitted, although payment of an applicable premium is required as specified in the AAdvantage Term Loan Facility.
The AAdvantage Indenture and the AAdvantage Term Loan Facility contain mandatory prepayment provisions triggered upon (i) the issuance or incurrence by Loyalty Issuer or the SPV Guarantors of certain indebtedness or (ii) the receipt by American or its subsidiaries of net proceeds from pre-paid frequent flyer (i.e., AAdvantage) mile purchases exceeding $500 million, with prepayment required only in respect of net proceeds from such purchases exceeding $505 million in the aggregate. Each of these prepayments would also require payment of an applicable premium. Certain other events, including the occurrence of a change of control with respect to AAG and certain AAdvantage Collateral sales exceeding a specified threshold, will also trigger mandatory repurchase or mandatory prepayment provisions under the AAdvantage Indenture and the AAdvantage Term Loan Facility, respectively.
Other Terms of the AAdvantage Indenture and the AAdvantage Term Loan Facility
The AAdvantage Indenture and the AAdvantage Term Loan Facility contain certain covenants that limit the ability of Loyalty Issuer, the SPV Guarantors and, in certain circumstances, American and AAG, to among other things, (i) incur additional indebtedness and make restricted payments, (ii) incur certain liens on the AAdvantage Collateral, (iii) merge, consolidate or sell substantially all of their assets, (iv) dispose of the AAdvantage Collateral, (v) sell pre-paid frequent flyer (i.e. AAdvantage) miles in excess of $550 million in the aggregate, and (vi) terminate, amend, waive, supplement or modify the IP Licenses, or exercise rights and remedies thereunder, except under certain circumstances. American and Loyalty Issuer are also prohibited from substantially reducing the AAdvantage program business or modifying the terms of the AAdvantage program in a manner that would reasonably be expected to materially impair repayment of the AAdvantage Financing obligations (described as a Payment Material Adverse Effect in the AAdvantage Indenture and the AAdvantage Term Loan Facility), and AAG and its subsidiaries are prohibited from changing the policies and procedures of the AAdvantage program in a manner that would reasonably be expected to have a Payment Material Adverse Effect or operating a competing loyalty program. Notwithstanding these restrictions, the AAdvantage program is expected to operate as it has in the past, and the entry into the AAdvantage Financing is not expected to have any impact on the benefits offered to AAdvantage members.
In addition, subject to certain exceptions, the AAdvantage Indenture and the AAdvantage Term Loan Facility restrict the ability of American, Loyalty Issuer or any Guarantor to terminate, or modify certain terms within, the intercompany agreement governing the relationship between American and Loyalty Issuer with respect to the AAdvantage program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The AAdvantage Indenture and the AAdvantage Term Loan Facility also require the AAdvantage Issuers to comply with certain affirmative covenants, including (i) certain reporting requirements and (ii) the use of commercially reasonable efforts to cause sufficient counterparties to AAdvantage Agreements to direct payments with respect to the AAdvantage program into a collections account, such that at least 90% of such cash receipts in a quarterly reporting period are deposited directly into this collection account, with amounts to be distributed from this collection account for the payment of fees, principal and interest on the AAdvantage Notes and the AAdvantage Loans pursuant to a payment waterfall described in the AAdvantage Indenture and the AAdvantage Term Loan Facility, respectively. In addition, the AAdvantage Indenture and the AAdvantage Term Loan Facility require AAG to maintain minimum liquidity, defined as the sum of (a) unrestricted cash and cash equivalents and (b) the aggregate principal amount committed and available to be drawn under all of AAG's revolving credit and other facilities, at the close of any business day of at least $2.0 billion.
Subject to certain materiality thresholds, qualifications, exceptions, “baskets” and grace and cure periods, the AAdvantage Indenture and the AAdvantage Term Loan Facility contain various events of default, including payment defaults, covenant defaults, cross-defaults to certain indebtedness, termination of certain agreements related to the AAdvantage program, bankruptcy events of Loyalty Issuer or any SPV Guarantor, and a change of control of Loyalty Issuer or any SPV Guarantor. A bankruptcy event of American is not itself an event of default; following an American bankruptcy, an event of default would only occur if American failed to satisfy certain enumerated bankruptcy case milestones, including an assumption of the AAdvantage Financing by a certain date. Upon the occurrence of an event of default, the outstanding obligations under the AAdvantage Indenture and the AAdvantage Term Loan Facility may (or, with respect to the bankruptcy events noted above, shall) be accelerated and become due and payable immediately.
Terms of Certain Intercompany Agreements Related to the AAdvantage Financing
In connection with the issuance of the AAdvantage Notes and entry into the AAdvantage Term Loan Facility, American, Loyalty Issuer and the SPV Guarantors entered into a series of transactions that resulted in the transfer to Loyalty Issuer of, among other things, American’s rights to certain data and other intellectual property used in the AAdvantage program (subject to certain exceptions) (such assets, the Transferred AAdvantage IP) and certain rights of American under specified AAdvantage Agreements. Loyalty Issuer has entered into a license agreement with HoldCo2 pursuant to which Loyalty Issuer has granted to HoldCo2 an exclusive, irrevocable (subject to certain termination rights), perpetual, worldwide, royalty-bearing license to use the Transferred AAdvantage IP (the HoldCo2 License), and HoldCo2 has in turn granted to American an exclusive, irrevocable (subject to certain termination rights), perpetual, worldwide, royalty-bearing sublicense to use the Transferred AAdvantage IP (together with the HoldCo2 License, the IP Licenses). The IP Licenses would be terminated, and American’s right to use the Transferred AAdvantage IP would cease, upon specified termination events, including, but not limited to, the occurrence of an event of default under the AAdvantage Indenture or the AAdvantage Term Loan Facility. In certain circumstances, such a termination would trigger a liquidated damages payment in an amount that is greater than the initial principal amount of the AAdvantage Notes and the AAdvantage Loans.
In addition, proceeds from the AAdvantage Financing were loaned by Loyalty Issuer to American pursuant to an intercompany note that was guaranteed by AAG. The borrowings under this intercompany note are payable on demand by Loyalty Issuer or, after the occurrence and during the continuance of an event of default under the AAdvantage Financing, by the master collateral agent under the AAdvantage Financing.
Treasury Loan Agreement
On September 25, 2020, American and AAG entered into a Loan and Guarantee Agreement (the Treasury Loan Agreement) with Treasury, which provided for a secured term loan facility (the Treasury Term Loan Facility) that permitted American to borrow up to $5.5 billion. Subsequently, on October 21, 2020, American and AAG entered into an amendment to the Treasury Loan Agreement, which increased the borrowing amount to up to $7.5 billion. American had borrowed $550 million under the Treasury Term Loan Facility in September 2020.
On March 24, 2021, American used proceeds from the AAdvantage Financing to prepay in full the $550 million outstanding under the Treasury Term Loan Facility and terminated the Treasury Loan Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

5. Income Taxes
At December 31, 2020, American had approximately $16.5 billion of federal net operating losses (NOLs) available to reduce future federal taxable income, of which $8.9 billion will expire beginning in 2023 if unused and $7.6 billion can be carried forward indefinitely (NOL Carryforwards). American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $16.5 billion to reduce AAG's future federal taxable income. American also had approximately $5.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2020, which will expire in taxable years 2020 through 2040 if unused.
American's ability to use its NOL Carryforwards depends on the amount of taxable income generated in future periods. American provides a valuation allowance for its deferred tax assets, which include the NOLs, when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s assessment of future profitability, including conditions which are beyond its control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. American presently has a $24 million valuation allowance on certain net deferred tax assets related to state NOL Carryforwards. There can be no assurance that an additional valuation allowance on American's net deferred tax assets will not be required. Such valuation allowance could be material.
During the three months ended March 31, 2021 and 2020, American recorded an income tax benefit of $314 million and $628 million, respectively.
6. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2021.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2021
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$6,648	$6,648	$—	$—
Corporate obligations	4,123	—	4,123	—
Bank notes/certificates of deposit/time deposits	2,257	—	2,257	—
Repurchase agreements	720	—	720	—
	13,748	6,648	7,100	—
Restricted cash and short-term investments (1), (3)	806	606	200	—
Long-term investments (4)	201	201	—	—
Total	$14,755	$7,455	$7,300	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK as well as collateral associated with the payment of certain fees and interest in respect of the AAdvantage Financing and collateral held to support workers' compensation obligations.
(4)Long-term investments primarily include American's equity investment in China Southern Airlines, in which American presently owns a 1.8% equity interest, and are classified in other assets on the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 except for $550 million as of December 31, 2020, which would have been classified as Level 3 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$34,225	$35,328	$28,410	$27,193
7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2021	2020	2021	2020
Service cost	$1	$1	$2	$1
Interest cost	130	152	6	7
Expected return on assets	(270)	(251)	(3)	(4)
Special termination benefits	—	—	139	—
Amortization of:
Prior service cost (benefit)	7	7	(3)	(54)
Unrecognized net loss (gain)	52	41	(6)	(6)
Net periodic benefit cost (income)	$(80)	$(50)	$135	$(56)
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
During the first quarter of 2021, American remeasured its retiree medical and other postretirement benefits to account for enhanced healthcare benefits provided to eligible team members who opted in to voluntary early retirement programs offered as a result of reductions to its operation due to the COVID-19 pandemic. For the three months ended March 31, 2021, American recognized a $139 million special charge for these enhanced healthcare benefits and increased its postretirement benefits obligation by $139 million as of March 31, 2021.
In January 2021, American made $241 million in contributions to its pension plans, including a contribution of $130 million for the 2020 calendar year that was permitted to be deferred to January 4, 2021 as provided under the CARES Act. On March 11, 2021, the ARP was enacted, which included certain funding relief provisions for single employer qualified retirement benefit pension plans such as those sponsored by American. Based on American's current understanding of the ARP provisions applicable to its pension plans, American will have no additional funding requirements for 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2020	$(6,215)	$(2)	$(977)		$(7,194)
Other comprehensive income (loss) before reclassifications	35	—	(8)		27
Amounts reclassified from AOCI	50	—	(11)	(2)	39
Net current-period other comprehensive income (loss)	85	—	(19)		66
Balance at March 31, 2021	$(6,130)	$(2)	$(996)		$(7,128)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax benefit on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2021	2020
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$3	$(36)	Nonoperating other income (expense), net
Actuarial loss	36	27	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$39	$(9)
9. Regional Expenses
American's regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include AAG's wholly-owned regional carriers, as well as third-party regional carriers. Substantially all of American's regional carrier arrangements are in the form of capacity purchase agreements. Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations.
Beginning in the first quarter of 2021, aircraft fuel and related taxes as well as certain salaries, wages and benefits, other rent and landing fees, selling and other expenses are no longer allocated to regional expenses on American's condensed consolidated statements of operations. The first quarter of 2020 condensed consolidated statement of operations has been recast to conform to the 2021 presentation. This statement of operations presentation change has no impact on total operating expenses or net loss.
Regional expenses for the three months ended March 31, 2021 and 2020 include $68 million and $70 million of depreciation and amortization, respectively, and $2 million and $6 million of aircraft rent, respectively.
During the three months ended March 31, 2021 and 2020, American recognized $127 million and $150 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	March 31, 2021	December 31, 2020
AAG (1)	$8,822	$9,940
AAG’s wholly-owned subsidiaries (2)	(2,175)	(2,063)
Total	$6,647	$7,877

(1)The decrease in American’s net related party receivable from AAG is primarily due to cash received from the proceeds of AAG financing transactions including the PSP2 Promissory Note and the issuance of shares of AAG common stock pursuant to an at-the-market offering.
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
Pursuant to rulings of the Bankruptcy Court, the Plan established a disputed claims reserve (the Disputed Claims Reserve) to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported by AAG from time to time in its quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. As of March 31, 2021, the Disputed Claims Reserve held approximately 4.8 million shares of AAG common stock.
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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the Bankruptcy Court. The complaint named as defendants US Airways Group, Inc., US Airways, Inc., AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in American’s favor. The plaintiffs have appealed this ruling. American believes this lawsuit is without merit and intends to continue to vigorously defend against the allegations, including plaintiffs' appeal of the Bankruptcy Court's January 29, 2021 ruling.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of AAG and American, but rather updates disclosures made in the 2020 Form 10-K.
Financial Overview
Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, testing regimes, closing of borders, “stay at home” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While global vaccination efforts are underway and demand for air travel has begun to return, the continued impact of COVID-19, including any increases in infection rates and renewed governmental action to slow the spread of COVID-19 such as has occurred throughout Western Europe and Latin America in the first quarter of 2021, cannot be estimated.
We have taken aggressive actions to mitigate the effects of the COVID-19 pandemic on our business, including deep capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position. We remain extremely focused on taking all self-help measures available to manage our business during this unprecedented time, consistent with the terms of the financial assistance we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law).
Capacity Reductions
We have significantly reduced our capacity (as measured by available seat miles), with first quarter of 2021 flying down 39.2% year-over-year. Domestic capacity in the first quarter of 2021 was down 36.8% while international capacity was down 45.1% year-over-year.
We currently expect our second quarter of 2021 system capacity to be down 20% to 25% as compared to the second quarter of 2019. While demand for domestic and short-haul international markets has begun to return, uncertainty continues to exist. We will continue to match our forward capacity with observed booking trends for future travel and make further adjustments to our capacity as needed.
Cost Reductions
In aggregate, we estimate that we have reduced our 2021 operating expenditures by more than $1.3 billion, which are permanent non-volume cost reductions. These reductions include approximately $600 million in labor productivity enhancements, $500 million in management salaries and benefits and $200 million in other permanent cost reductions. In the first quarter of 2021, an additional 1,600 represented team members opted in to a voluntary early retirement program.
Liquidity
As of March 31, 2021, we had $17.3 billion in total available liquidity, consisting of $14.0 billion in unrestricted cash and short-term investments, $2.8 billion in an undrawn capacity under revolving credit facilities and a total of $454 million in undrawn short-term revolving and other facilities.
During the first quarter of 2021, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information):
•issued $3.5 billion in aggregate principal amount of 5.50% Senior Secured Notes due 2026 and $3.0 billion in aggregate principal amount of 5.75% Senior Secured Notes due 2029 and entered into a $3.5 billion senior secured term loan facility of which the full amount of term loans was drawn at closing;
•repaid in full $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility, all of which was borrowed in April 2020 in response to the COVID-19 pandemic;

•repaid the $550 million of outstanding loans under the $7.5 billion secured term loan facility with the U.S. Department of Treasury (Treasury) (the Treasury Loan Agreement) and terminated the Treasury Loan Agreement;
•issued 18.2 million shares of AAG common stock at an average price of $17.59 per share pursuant to an at-the-market offering for net proceeds of $316 million; and
•raised $99 million principally from aircraft sale-leaseback transactions.
In addition to the foregoing financings, we received an aggregate of approximately $3.1 billion in financial assistance through the payroll support program (PSP2) established under the PSP Extension Law, all of which was received by the end of March 2021. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP2 Promissory Note) to Treasury for $896 million in aggregate principal amount and warrants to purchase up to an aggregate of approximately 5.7 million shares (the PSP2 Warrant Shares) of AAG common stock. See Note 1 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further discussion on PSP2. In April 2021, we received notice from Treasury that we would be receiving $463 million of additional financial assistance pursuant to PSP2 for an aggregate amount of approximately $3.5 billion. This additional amount is anticipated to be received before the end of April 2021 and, upon receipt of such amount, the principal amount of the PSP2 Promissory Note shall be increased by $139 million for a new aggregate amount of $1.0 billion and the number of PSP2 Warrant Shares shall be increased by approximately 0.9 million shares for a new aggregate amount of approximately 6.6 million shares.
In March 2021, the American Rescue Plan Act of 2021, as amended (the ARP), was enacted, which included an extension of the payroll support program (PSP3) providing for an additional $14.0 billion of financial assistance to be provided to passenger air carriers (including American) that is to be used exclusively for airline employee wages, salaries and benefits. Following the passage of the ARP, we canceled the 13,000 WARN notices sent to team members in February 2021 regarding the possibility of a workforce reduction at their work location.
In April 2021, we received notice from Treasury that, pursuant to PSP3, we are eligible to receive approximately $3.3 billion of financial assistance, which is anticipated to be paid in two installments with the first installment expected to be paid in April and the second installment expected to be paid in May. Concurrent with the receipt of the first installment, we expect to enter into a new payroll support agreement (the PSP3 Agreement) with Treasury, pursuant to which we will be required to comply with the relevant provisions of the ARP, which provisions will be substantially similar to the restrictions contained in the PSP1 Agreement and PSP2 Agreement, but are in effect for a longer time period. These provisions include the requirement that funds provided pursuant to the PSP3 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits through at least September 30, 2021, prohibitions against the repurchase of AAG common stock and the payment of common stock dividends through September 30, 2022 and restrictions on the payment of certain executive compensation until April 1, 2023.
In addition, as partial compensation to the U.S. Government for the provision of the $3.3 billion of financial assistance under the PSP3 Agreement, AAG will issue a promissory note (the PSP3 Promissory Note) providing for the unconditional promise to pay to Treasury the principal sum of $963 million and enter into a warrant agreement (the PSP3 Warrant Agreement) providing for the issuance of warrants to Treasury to purchase up to approximately 4.4 million shares of AAG common stock at an exercise price of $21.75 per share (which is the closing price of AAG common stock on March 10, 2021), subject to certain anti-dilution provisions to be included in the PSP3 Warrant Agreement. The other terms of the PSP3 Promissory Note and the PSP3 Warrant Agreement are expected to be substantially the same as the terms of the PSP2 Promissory Note and PSP2 Warrant Agreement, respectively.
A significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value, collateral coverage and/or debt service coverage ratio covenants.
Given the above actions and our current assumptions about the future impact of the COVID-19 pandemic on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings and funds from government assistance to be obtained pursuant to the ARP), and projected cash flows from operations.

AAG’s First Quarter 2021 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Passenger revenue	$3,179	$7,681	$(4,502)	(58.6)
Cargo revenue	315	147	168	nm (2)
Other operating revenue	514	687	(173)	(25.3)
Total operating revenues	4,008	8,515	(4,507)	(52.9)
Aircraft fuel and related taxes	1,034	1,784	(750)	(42.0)
Salaries, wages and benefits	2,730	3,219	(489)	(15.2)
Total operating expenses	5,323	11,064	(5,741)	(51.9)
Operating loss	(1,315)	(2,549)	(1,234)	(48.4)
Pre-tax loss	(1,573)	(2,890)	(1,317)	(45.6)
Income tax benefit	(323)	(649)	(326)	(50.1)
Net loss	(1,250)	(2,241)	(991)	(44.2)

Pre-tax loss – GAAP	$(1,573)	$(2,890)	$(1,317)	(45.6)
Adjusted for: pre-tax net special items (1)	(1,946)	1,442	(3,388)	nm
Pre-tax loss excluding net special items	$(3,519)	$(1,448)	$2,071	nm

(1)See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Not meaningful or greater than 100% change.
Pre-Tax Loss and Net Loss
Pre-tax loss and net loss were $1.6 billion and $1.3 billion, respectively, in the first quarter of 2021. This compares to first quarter 2020 pre-tax loss and net loss of $2.9 billion and $2.2 billion, respectively. The quarter-over-quarter decrease in our pre-tax loss was principally driven by the recognition of $1.9 billion of net special credits during the first quarter of 2021 due primarily to the Payroll Support Program financial assistance (the PSP2 Financial Assistance), offset in part by severance expenses. A decrease in operating expenses due to our reduced schedule and cost reduction actions as a result of a severe decline in passenger demand and government travel restrictions related to the outbreak and spread of COVID-19 also contributed to the decrease in our pre-tax loss. This decline in operating expenses was offset in part by lower revenues due to the decline in passenger demand described above. See Notes 1 and 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on the PSP2 Financial Assistance and net special items, respectively.
Excluding the effects of pre-tax net special items, pre-tax loss was $3.5 billion and $1.4 billion in the first quarter of 2021 and 2020, respectively. The quarter-over-quarter increase in our pre-tax loss excluding pre-tax net special items was principally driven by lower revenues, offset in part by decreased operating expenses due to our reduced schedule and cost reduction actions as described above.

Revenue
In the first quarter of 2021, we reported total operating revenues of $4.0 billion, a decrease of $4.5 billion, or 52.9%, as compared to the first quarter of 2020. Passenger revenue was $3.2 billion in the first quarter of 2021, a decrease of $4.5 billion, or 58.6%, as compared to the first quarter of 2020. The decrease in passenger revenue in the first quarter of 2021 was due to a decline in passenger demand and government travel restrictions related to COVID-19, resulting in a 50.3% quarter-over-quarter decrease in revenue passenger miles (RPMs) and a 13.2 point decrease in passenger load factor.
In the first quarter of 2021, cargo revenue was $315 million, an increase of $168 million, more than two times higher, as compared to the first quarter of 2020. The increase in cargo revenue was primarily due to a 76.0% increase in cargo yield as a result of rate increases as well as a 22.1% increase in cargo ton miles reflecting increases in freight volumes, principally as a result of adding cargo-only flights to our schedule.
Other operating revenue decreased $173 million, or 25.3%, as compared to the first quarter of 2020, driven primarily by lower revenue associated with our loyalty program and airport clubs.
Our total revenue per available seat mile (TRASM) was 10.61 cents in the first quarter of 2021, a 22.6% decrease as compared to 13.71 cents in the first quarter of 2020.
Fuel
Aircraft fuel expense was $1.0 billion in the first quarter of 2021, which was $750 million, or 42.0%, lower as compared to the first quarter of 2020. This decrease was primarily driven by a 37.4% decrease in gallons of fuel consumed as a result of lower capacity and a 7.4% decrease in the average price per gallon of aircraft fuel including related taxes to $1.70 in the first quarter of 2021 from $1.83 in the first quarter of 2020.
As of March 31, 2021, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. We do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, our future fuel needs remain unclear due to uncertainties regarding air travel demand and any hedging would potentially require significant capital or collateral to be placed at risk. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. In particular, the COVID-19 pandemic has resulted in a very rapid deterioration in general economic conditions.
Our 2021 first quarter total operating cost per available seat mile (CASM) was 14.09 cents, a decrease of 20.9%, from 17.82 cents in the first quarter of 2020. The PSP2 Financial Assistance recognized in the first quarter of 2021 drove the decrease in our CASM, offset in part by lower capacity due to decreased passenger demand and government travel restrictions related to the COVID-19 pandemic described above.
Our 2021 first quarter total operating CASM excluding net special items and fuel was 16.45 cents, an increase of 26.8%, from 12.97 cents in the first quarter of 2020. The increase was primarily driven by lower capacity in the first quarter of 2021 as described above.
For a reconciliation of total operating CASM to total operating CASM excluding net special items and fuel, see below “Reconciliation of GAAP to Non-GAAP Financial Measures.”

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
The following table presents the reconciliation of pre-tax loss (GAAP measure) to pre-tax loss excluding net special items (non-GAAP measure). Management uses this non-GAAP financial measure to evaluate our current operating performance and to allow for period-to-period comparisons. As net special items may vary from period-to-period in nature and amount, the adjustment to exclude net special items allows management an additional tool to understand our core operating performance.

	Three Months Ended March 31,
	2021	2020
	(In millions)
Reconciliation of Pre-Tax Loss Excluding Net Special Items:
Pre-tax loss – GAAP	$(1,573)	$(2,890)
Pre-tax net special items (1):
Operating special items, net	(1,923)	1,225
Nonoperating special items, net	(23)	217
Total pre-tax net special items	(1,946)	1,442
Pre-tax loss excluding net special items	$(3,519)	$(1,448)

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

Additionally, the table below presents the reconciliation of total operating expenses (GAAP measure) to total operating costs excluding net special items and fuel (non-GAAP measure). Management uses total operating costs excluding net special items and fuel to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. The adjustment to exclude fuel and net special items allows management an additional tool to understand and analyze our non-fuel costs and core operating performance. Amounts may not recalculate due to rounding.

	Three Months Ended March 31,
	2021	2020
Reconciliation of Total Operating CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$5,323	$11,064
Operating net special items (1):
Mainline operating special items, net	1,708	(1,132)
Regional operating special items, net	215	(93)
Aircraft fuel and related taxes	(1,034)	(1,784)
Total operating expenses, excluding net special items and fuel	$6,212	$8,055

Total Available Seat Miles (ASM)	37,764	62,099
(In cents)
Total operating CASM	14.09	17.82
Operating net special items per ASM (1):
Mainline operating special items, net	4.52	(1.82)
Regional operating special items, net	0.57	(0.15)
Aircraft fuel and related taxes per ASM	(2.74)	(2.87)
Total operating CASM, excluding net special items and fuel	16.45	12.97

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
As discussed above, our results of operations for the first quarter of 2021 were significantly impacted by the COVID-19 pandemic. As a result, the comparison of these results to the first quarter of 2020 are largely not meaningful. Refer to the "Financial Overview" above for discussion of our first quarter of 2021 financial results and the impact of the COVID-19 pandemic on our business.
Operating Statistics
The table below sets forth selected operating data for the three months ended March 31, 2021 and 2020. Amounts may not recalculate due to rounding.

	Three Months Ended March 31,			Decrease
	2021	2020
Revenue passenger miles (millions) (a)	22,464	45,171		(50.3)%
Available seat miles (millions) (b)	37,764	62,099		(39.2)%
Passenger load factor (percent) (c)	59.5	72.7	(13.2)	pts
Yield (cents) (d)	14.15	17.00		(16.8)%
Passenger revenue per available seat mile (cents) (e)	8.42	12.37		(31.9)%
Total revenue per available seat mile (cents) (f)	10.61	13.71		(22.6)%
Aircraft at end of period (g)	1,399	1,484		(5.7)%
Fuel consumption (gallons in millions)	608	972		(37.4)%
Average aircraft fuel price including related taxes (dollars per gallon)	1.70	1.83		(7.4)%
Full-time equivalent employees at end of period	113,200	131,500		(13.9)%
Total operating cost per available seat mile (cents) (h)	14.09	17.82		(20.9)%

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
(g)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes 35 Boeing 737-800 mainline aircraft and two Embraer 145 regional aircraft that are in temporary storage at March 31, 2021.
(h)Total operating cost per available seat mile (CASM) – Total operating expenses divided by ASMs.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Passenger	$3,179	$7,681	$(4,502)	(58.6)
Cargo	315	147	168	nm
Other	514	687	(173)	(25.3)
Total operating revenues	$4,008	$8,515	$(4,507)	(52.9)
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Decrease vs. Three Months Ended March 31, 2020
	Three Months Ended March 31, 2021	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$3,179	(50.3)%	(39.2)%	(13.2)	pts	(16.8)%	(31.9)%
Total operating revenues in the first quarter of 2021 decreased $4.5 billion, or 52.9%, from the first quarter of 2020, primarily due to a severe decline in passenger demand and government travel restrictions related to the COVID-19 pandemic.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,034	$1,784	$(750)	(42.0)
Salaries, wages and benefits	2,730	3,219	(489)	(15.2)
Regional expenses	625	1,140	(515)	(45.2)
Maintenance, materials and repairs	376	629	(253)	(40.2)
Other rent and landing fees	570	611	(41)	(6.6)
Aircraft rent	351	334	17	4.9
Selling expenses	151	385	(234)	(60.8)
Depreciation and amortization	478	560	(82)	(14.6)
Mainline operating special items, net	(1,708)	1,132	(2,840)	nm
Other	716	1,270	(554)	(43.6)
Total operating expenses	$5,323	$11,064	$(5,741)	(51.9)
Total operating expenses decreased $5.7 billion, or 51.9%, in the first quarter of 2021 from the first quarter of 2020 due to our reduced schedule and cost reduction actions as described above as well as the recognition of $2.1 billion of PSP2 Financial Assistance.
Depreciation and amortization decreased $82 million, or 14.6%, in the first quarter of 2021 from the first quarter of 2020 primarily due to the early retirement of aircraft as a result of the COVID-19 pandemic. See further discussion in operating special items, net below.
Aircraft rent increased $17 million, or 4.9%, in the first quarter of 2021 from the first quarter of 2020 primarily due to the delivery of 26 new leased mainline aircraft subsequent to the first quarter of 2020.

Operating Special Items, Net

	Three Months Ended March 31,
	2021	2020
	(In millions)
PSP2 Financial Assistance (1)	$(1,882)	$—
Severance expenses (2)	168	205
Mark-to-market adjustments on bankruptcy obligations, net (3)	6	(50)
Fleet impairment (4)	—	744
Labor contract expenses (5)	—	218
Other operating special items, net	—	15
Mainline operating special items, net	(1,708)	1,132

PSP2 Financial Assistance (1)	(244)	—
Fleet impairment (4)	27	93
Severance expenses (2)	2	—
Regional operating special items, net	(215)	93
Operating special items, net	$(1,923)	$1,225

(1)PSP2 Financial Assistance represents recognition of financial assistance received from Treasury pursuant to the PSP2 Agreement. See Note 1(b) to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for further information.
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments related to our voluntary early retirement programs were approximately $170 million during the first quarter of 2021.
(3)Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.
(4)Fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the first quarter of 2021, we retired our remaining fleet of Embraer 140 aircraft resulting in a $27 million non-cash write-down of these aircraft. In the first quarter of 2020, we retired our Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a $764 million non-cash write-down of these aircraft and associated spare parts and $73 million in cash charges primarily for impairment of right-of-use (ROU) assets and lease return costs.
(5)Labor contract expenses primarily related to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Interest income	$4	$21	$(17)	(83.3)
Interest expense, net	(371)	(257)	(114)	43.9
Other income (expense), net	109	(105)	214	nm
Total nonoperating expense, net	$(258)	$(341)	$83	(24.3)
Interest income decreased in the first quarter of 2021 compared to the first quarter of 2020 primarily as a result of lower returns on our short-term investments. Interest expense, net increased in the first quarter of 2021 compared to the first quarter of 2020 primarily due to the issuance of debt subsequent to the first quarter of 2020 to improve our liquidity position in response to the COVID-19 pandemic.
In the first quarter of 2021, other nonoperating income, net included $87 million of non-service related pension and other postretirement benefit plan income and $23 million of net special credits principally for mark-to-market net unrealized gains associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines) and certain treasury rate lock derivative instruments, offset in part by non-cash charges associated with debt refinancings and extinguishments.
In the first quarter of 2020, other nonoperating expense, net included $217 million of net special charges principally for mark-to-market net unrealized losses associated with our equity investment in China Southern Airlines and certain treasury rate lock derivative instruments as well as non-cash charges associated with debt refinancings and extinguishments, offset in part by $108 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
In the first quarter of 2021, we recorded an income tax benefit of $323 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

American’s Results of Operations
As discussed above, American's results of operations for the first quarter of 2021 were significantly impacted by the COVID-19 pandemic. As a result, the comparison of these results to the first quarter of 2020 are largely not meaningful. Refer to the "Financial Overview" above for discussion of American's first quarter of 2021 financial results and the impact of the COVID-19 pandemic on American's business.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Passenger	$3,179	$7,681	$(4,502)	(58.6)
Cargo	315	147	168	nm
Other	514	686	(172)	(25.3)
Total operating revenues	$4,008	$8,514	$(4,506)	(52.9)
Total operating revenues in the first quarter of 2021 decreased $4.5 billion, or 52.9%, from the first quarter of 2020, primarily due to a severe decline in passenger demand and government travel restrictions related to the COVID-19 pandemic.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,034	$1,784	$(750)	(42.0)
Salaries, wages and benefits	2,729	3,217	(488)	(15.2)
Regional expenses	624	1,107	(483)	(43.6)
Maintenance, materials and repairs	376	629	(253)	(40.2)
Other rent and landing fees	570	611	(41)	(6.6)
Aircraft rent	351	334	17	4.9
Selling expenses	151	385	(234)	(60.8)
Depreciation and amortization	478	560	(82)	(14.6)
Mainline operating special items, net	(1,708)	1,132	(2,840)	nm
Other	717	1,291	(574)	(44.4)
Total operating expenses	$5,322	$11,050	$(5,728)	(51.8)
Total operating expenses decreased $5.7 billion, or 51.8%, in the first quarter of 2021 from the first quarter of 2020 due to American's reduced schedule and cost reduction actions as described above as well as the recognition of $2.1 billion of PSP2 Financial Assistance.
Depreciation and amortization decreased $82 million, or 14.6%, in the first quarter of 2021 from the first quarter of 2020 primarily due to the early retirement of aircraft as a result of the COVID-19 pandemic. See further discussion in operating special items, net below.
Aircraft rent increased $17 million, or 4.9%, in the first quarter of 2021 from the first quarter of 2020 primarily due to the delivery of 26 new leased mainline aircraft subsequent to the first quarter of 2020.

Operating Special Items, Net

	Three Months Ended March 31,
	2021	2020
	(In millions)
PSP2 Financial Assistance (1)	$(1,882)	$—
Severance expenses (2)	168	205
Mark-to-market adjustments on bankruptcy obligations, net (3)	6	(50)
Fleet impairment (4)	—	744
Labor contract expenses (5)	—	218
Other operating special items, net	—	15
Mainline operating special items, net	(1,708)	1,132

PSP2 Financial Assistance (1)	(244)	—
Fleet impairment (4)	27	93
Regional operating special items, net	(217)	93
Operating special items, net	$(1,925)	$1,225

(1)PSP2 Financial Assistance represents recognition of financial assistance received from Treasury pursuant to the PSP2 Agreement. See Note 1(b) to American's Condensed Consolidated Financial Statements in Part I, Item 1B for further information.
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments related to American's voluntary early retirement programs were approximately $170 million during the first quarter of 2021.
(3)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.
(4)Fleet impairment resulted from American's decision to retire certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the first quarter of 2021, American retired its remaining fleet of Embraer 140 aircraft resulting in a $27 million non-cash write-down of these aircraft. In the first quarter of 2020, American retired its Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a $764 million non-cash write-down of these aircraft and associated spare parts and $73 million in cash charges primarily for impairment of ROU assets and lease return costs.
(5)Labor contract expenses primarily related to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Interest income	$9	$104	$(95)	(91.4)
Interest expense, net	(333)	(260)	(73)	28.0
Other income (expense), net	109	(105)	214	nm
Total nonoperating expense, net	$(215)	$(261)	$46	(17.3)
Interest income decreased in the first quarter of 2021 compared to the first quarter of 2020 primarily as a result of lower returns on American's short-term investments and lower interest-bearing related party receivables from American's parent company, AAG. Interest expense, net increased in the first quarter of 2021 compared to the first quarter of 2020 primarily due to the issuance of debt subsequent to the first quarter of 2020 to improve American's liquidity position in response to the COVID-19 pandemic.
In the first quarter of 2021, other nonoperating income, net included $87 million of non-service related pension and other postretirement benefit plan income and $23 million of net special credits principally for mark-to-market net unrealized gains associated with American's equity investment in China Southern Airlines and certain treasury rate lock derivative instruments, offset in part by non-cash charges associated with debt refinancings and extinguishments.
In the first quarter of 2020, other nonoperating expense, net included $217 million of net special charges principally for mark-to-market net unrealized losses associated with American's equity investment in China Southern Airlines and certain treasury rate lock derivative instruments as well as non-cash charges associated with debt refinancings and extinguishments, offset in part by $108 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
American is a member AAG's consolidated federal and certain state income tax returns.
In the first quarter of 2021, American recorded an income tax benefit of $314 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
As of March 31, 2021, AAG had $17.3 billion in total available liquidity and $806 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Cash	$277	$245	$270	$231
Short-term investments	13,762	6,619	13,748	6,617
Undrawn facilities	3,297	7,396	3,297	7,396
Total available liquidity	$17,336	$14,260	$17,315	$14,244
Given the actions we have taken in response to the COVID-19 pandemic and our assumptions about its future impact on travel demand, which could be materially different due to the current inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings and funds from government assistance to be obtained pursuant to the ARP) and projected cash flows from operations.

Certain Covenants
Certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV) or collateral coverage ratio covenants and require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the LTV or collateral coverage ratio exceeds a specified threshold or if the value of the appraised collateral fails to meet a specified threshold, as the case may be, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part, or the interest rate for the financing under such agreements will be increased. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing collateral coverage tests. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our AAdvantage Financing contains a debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment of the AAdvantage Financing. For further information regarding our debt covenants, see Note 5 to AAG’s Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Consolidated Financial Statements in Part I, Item 1B.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $174 million for the first quarter of 2021 as compared to net cash used in operating activities of $168 million for the first quarter of 2020, a $342 million quarter-over-quarter increase. In the first quarter of 2021, we received cash proceeds of approximately $2.1 billion associated with the PSP2 Financial Assistance. Excluding the PSP2 Financial Assistance, our operating cash flows decreased $1.8 billion compared to the first quarter of 2020 driven by lower revenues as a result of a severe decline in passenger demand and government travel restrictions related to the outbreak and spread of COVID-19, offset in part by a decrease in expenses due to our reduced schedule and cost reduction actions. In addition, during the first quarter of 2021, we made $241 million in contributions to our pension plans and approximately $170 million in cash payments associated with all of our voluntary early retirement programs. We expect cash payments under these programs of approximately $390 million in the remainder of 2021, approximately $230 million in 2022 and approximately $530 million in 2023 and beyond.
Investing Activities
Our net cash used in investing activities was $7.2 billion and $162 million for the first quarter of 2021 and 2020, respectively.
Our principal investing activities in the first quarter of 2021 included $7.1 billion in net purchases of short-term investments as well as a $194 million increase in restricted short-term investments primarily related to collateral for the AAdvantage Financing. These cash outflows were offset in part by $108 million of proceeds from the sale of property and equipment and $99 million of proceeds primarily from aircraft sale-leaseback transactions. Additionally, aircraft purchase deposit returns exceeded our capital expenditures for the first quarter of 2021, which expenditures were principally related to the harmonization of interior configurations across our mainline fleet and the purchase of one Airbus 321neo aircraft.
Our principal investing activities in the first quarter of 2020 included expenditures of $845 million for property and equipment, including five Airbus 321neo aircraft, three Embraer 175 aircraft and three Bombardier CRJ900 aircraft. These cash outflows were offset in part by $417 million in net sales of short-term investments and $280 million of proceeds primarily from aircraft sale-leaseback transactions.
Financing Activities
Our net cash provided by financing activities was $7.0 billion and $526 million for the first quarter of 2021 and 2020, respectively.
Our principal financing activities in the first quarter of 2021 included $10.9 billion in proceeds from the issuance of debt, including approximately $10.0 billion associated with the AAdvantage Financing and $896 million in aggregate principal amount under the PSP2 Promissory Note. We also had $316 million in net proceeds from the issuance of equity pursuant to an at-the-market offering. These cash inflows were offset in part by $4.1 billion in debt repayments, including prepayments totaling $2.8 billion for our revolving credit facilities and $550 million of outstanding loans under the Treasury Loan Agreement, and $661 million in scheduled debt repayments. In addition, we had $162 million of deferred financing cost cash outflows.

Our principal financing activities in the first quarter of 2020 included $1.7 billion in proceeds from the issuance of debt, including $1.0 billion provided under the senior secured delayed draw term loan credit facility, $500 million aggregate principal amount of 3.75% senior notes and $197 million in other aircraft financings. These cash inflows were offset in part by $926 million in scheduled debt repayments, including repayment of $500 million of 4.625% senior notes, $171 million in share repurchases and $43 million in dividend payments.
American
Operating Activities
American’s net cash provided by operating activities was $1.4 billion for the first quarter of 2021 as compared to net cash used in operating activities of $401 million for the first quarter of 2020, a $1.8 billion quarter-over-quarter increase. In the first quarter of 2021, American received cash proceeds of approximately $1.9 billion associated with the PSP2 Financial Assistance as well as a $1.6 billion net increase in intercompany cash receipts principally from AAG's financing transactions. Excluding the PSP2 Financial Assistance and these AAG financing transactions, American's operating cash flows decreased $1.7 billion compared to the first quarter of 2020 driven by lower revenues as a result of a severe decline in passenger demand and government travel restrictions related to the outbreak and spread of COVID-19, offset in part by a decrease in expenses due to American's reduced schedule and cost reduction actions. In addition, during the first quarter of 2021, American made $241 million in contributions to its pension plans and approximately $170 million in cash payments associated with all of American's voluntary early retirement programs. American expects cash payments under these programs of approximately $390 million in the remainder of 2021, approximately $230 million in 2022 and approximately $530 million in 2023 and beyond.
Investing Activities
American’s net cash used in investing activities was $7.1 billion and $147 million for the first quarter of 2021 and 2020, respectively.
American’s principal investing activities in the first quarter of 2021 included $7.1 billion in net purchases of short-term investments as well as a $194 million increase in restricted short-term investments primarily related to collateral for the AAdvantage Financing. These cash outflows were offset in part by $108 million of proceeds from the sale of property and equipment and $99 million of proceeds primarily from aircraft sale-leaseback transactions. Additionally, aircraft purchase deposit returns exceeded American's capital expenditures for the first quarter of 2021, which expenditures were principally related to the harmonization of interior configurations across its mainline fleet and the purchase of one Airbus 321neo aircraft.
American’s principal investing activities in the first quarter of 2020 included expenditures of $829 million for property and equipment, including five Airbus 321neo aircraft, three Embraer 175 aircraft and three Bombardier CRJ900 aircraft. These cash outflows were offset in part by $417 million in net sales of short-term investments and $280 million of proceeds primarily from aircraft sale-leaseback transactions.
Financing Activities
American’s net cash provided by financing activities was $5.7 billion and $747 million for the first quarter of 2021 and 2020, respectively.
American’s principal financing activities in the first quarter of 2021 included $10.0 billion in proceeds associated with the AAdvantage Financing. These cash inflows were offset in part by $4.1 billion in debt repayments, including prepayments totaling $2.8 billion for American's revolving credit facilities and $550 million of outstanding loans under the Treasury Loan Agreement, and $661 million in scheduled debt repayments. In addition, American had $162 million of deferred financing cost cash outflows.
American’s principal financing activities in the first quarter of 2020 included $1.2 billion in proceeds from the issuance of debt, including $1.0 billion provided under the senior secured delayed draw term loan credit facility and $197 million in other aircraft financings, offset in part by $426 million primarily in scheduled debt repayments.

Commitments
Significant Indebtedness
As of March 31, 2021, AAG had $39.6 billion in long-term debt, including current maturities of $2.3 billion. As of March 31, 2021, American had $34.7 billion in long-term debt, including current maturities of $2.3 billion. All material changes in our significant indebtedness since our 2020 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of March 31, 2021, we had definitive purchase agreements for the acquisition of the following aircraft (1):

	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter	Total
Airbus
A320neo Family (2)	13	26	5	18	22	5	89
Boeing (3)
737 MAX Family	1	—	12	6	20	20	59
787 Family	12	2	11	6	8	5	44
Total	26	28	28	30	50	30	192

(1)Delivery schedule represents our best estimate as of the date of this report. Actual delivery dates are subject to change based on various potential factors including production delays by the manufacturer.
(2)In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new Airbus aircraft imported from Europe. Effective March 18, 2020, this tariff rate increased to 15%, and effective January 12, 2021, the scope of the 15% tariff was expanded to include certain imported aircraft parts in addition to aircraft. On March 5, 2021, the United States and the EU announced an agreement to suspend for four months the imposition of these tariffs on commercial aircraft. We continue to endeavor to mitigate the effect of these tariffs on our Airbus deliveries. See Part II, Item 1A. Risk Factors - “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.”
(3)On April 8, 2021, we exercised our right to defer 10 Boeing 737 MAX Family aircraft previously scheduled to be delivered in 2022 to 2023-2024. In connection with this deferral in April 2021, we prepaid $248 million of outstanding loans under our pre-delivery deposit financing facility. In addition, during the first quarter of 2021, we agreed with Boeing to defer five 787 Family aircraft previously scheduled to be delivered in 2021 to 2023. The table above and the contractual obligations table below reflects the purchase commitments after giving effect to these deferrals.
We also have agreements for 27 spare engines to be delivered in 2021 and beyond.
We currently have financing commitments in place for all 26 aircraft scheduled to be delivered in 2021: 13 Airbus A320neo Family aircraft, 12 Boeing 787 Family aircraft and one Boeing 737 MAX Family aircraft. We also have financing commitments in place for two Boeing 787 Family aircraft in 2022 and five Boeing 787 Family Aircraft in 2023. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions, including in some cases, on our acquisition of the aircraft by a certain date and (2) the performance by the counterparty providing such financing commitments of its obligations thereunder. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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
There have been no material changes in our off-balance sheet arrangements as discussed in our 2020 Form 10-K.

Contractual Obligations
The following table provides details of our future cash contractual obligations as of March 31, 2021 (in millions). Except to the extent set forth in the applicable accompanying footnotes, the table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$2,114	$1,642	$5,095	$3,455	$7,738	$14,660	$34,704
Interest obligations (b), (c)	1,014	1,550	1,494	1,344	1,183	1,407	7,992
Finance lease obligations	101	141	119	124	90	93	668
Aircraft and engine purchase commitments (d)	264	1,647	1,642	2,521	3,373	1,734	11,181
Operating lease commitments	1,477	1,952	1,804	1,432	1,051	4,728	12,444
Regional capacity purchase agreements (e)	888	1,644	1,662	1,638	1,485	3,601	10,918
Minimum pension obligations (f)	—	—	46	136	111	224	517
Retiree medical and other postretirement benefits	69	90	85	82	77	358	761
Other purchase obligations (g)	2,109	2,058	1,298	510	151	1,033	7,159
Total American Contractual Obligations	8,036	10,724	13,245	11,242	15,259	27,838	86,344

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	2	752	2	2	1,503	2,674	4,935
Interest obligations (b)	94	131	112	111	124	542	1,114
Operating lease commitments	12	12	12	9	4	17	66
Minimum pension obligations (f)	1	—	—	—	1	4	6
Total AAG Contractual Obligations	$8,145	$11,619	$13,371	$11,364	$16,891	$31,075	$92,465

(a)Amounts represent contractual amounts due. Excludes $479 million and $36 million of unamortized debt discount, premium and issuance costs as of March 31, 2021 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at March 31, 2021.
(c)Includes $10.7 billion of future principal payments and $1.8 billion of future interest payments as of March 31, 2021, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(d)See "Aircraft and Engine Purchase Commitments" in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about the firm commitment aircraft delivery schedule, in particular the footnotes to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our current best estimate; however, the actual delivery schedule may differ from the table above, potentially materially. Additionally, the amounts in the table exclude 12 and two Boeing 787-8 aircraft to be delivered in 2021 and 2022, respectively, as well as five Boeing 787-9 aircraft to be delivered in 2023, in each case, for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.
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

(f)On March 11, 2021, the ARP was enacted, which included certain funding relief provisions for single employer qualified retirement benefit pension plans such as those sponsored by American. The amounts in the table represent minimum pension contributions based on actuarially determined estimates and reflect our current understanding of the ARP provisions applicable to our pension plans and could change based on any associated regulations or interpretive guidance from certain government agencies or any other factors.
(g)Includes purchase commitments for aircraft fuel, flight equipment maintenance, construction projects and information technology support.
Capital Raising Activity and Other Possible Actions
In light of the cash needs imposed by the current operating losses due to reduced demand in response to the COVID-19 pandemic as well as our significant financial commitments related to, among other things, new flight equipment, the servicing and amortization of existing debt and equipment leasing arrangements, and pension funding obligations, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising and liability management activity, which may include the entry into leasing transactions and future issuances of, and transactions designed to manage the timing and amount of, secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations (if any) and these sources, however, may not be sufficient to cover our cash obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks (in particular the ongoing global outbreak of COVID-19), natural disasters or other causes could reduce the demand for air travel, which would reduce the amount of cash generated by operations. See Part II, Item 1A. Risk Factors – "The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity" for additional discussion. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance or similar liquidity requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements. See Note 5 and Note 4 to AAG's and American's Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
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
Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2020 Form 10-K.

Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2020-06: Accounting for Convertible Instruments and Contracts In An Entity's Own Equity (the New Convertible Debt Standard)
The New Convertible Debt Standard simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, the New Convertible Debt Standard amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the New Convertible Debt Standard using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. The New Convertible Debt Standard is applicable to our 6.50% convertible senior notes due 2025 (the Convertible Notes). We early adopted the New Convertible Debt Standard as of January 1, 2021 using the modified retrospective method to recognize our Convertible Notes as a single liability instrument. As of January 1, 2021, we recorded a $415 million ($320 million net of tax) reduction to additional paid-in capital to remove the equity component of the Convertible Notes from our balance sheet and a $19 million cumulative effect adjustment credit, net of tax, to retained deficit related to non-cash debt discount amortization recognized in periods prior to adoption resulting in a corresponding reduction of $389 million to the debt discount associated with the Convertible Notes.
ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740)
This standard simplifies the accounting and disclosure requirements for income taxes by clarifying the existing guidance to improve consistency in the application of Accounting Standards Codification 740. This standard also removed the requirement to calculate income tax expense for the stand-alone financial statements of wholly-owned subsidiaries that are not subject to income tax. We adopted this standard effective January 1, 2021, and it did not have a material impact on our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG's and American’s Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2020 Form 10-K except as updated below.
Aircraft Fuel
As of March 31, 2021, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. We do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, our future fuel needs remain unclear due to uncertainties regarding air travel demand and any hedging would potentially require significant capital or collateral to be placed at risk. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Based on our 2021 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2021 annual fuel expense by $35 million.
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

Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our March 31, 2021 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $130 million and annual interest income on short-term investments would increase by approximately $140 million.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of March 31, 2021, we had $12.6 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of March 31, 2021 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
For the quarter ended March 31, 2021, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 to each of AAG and American's Condensed Consolidated Financial Statements in Part I, Item 1A and Part I, Item 1B, respectively, for information on legal proceedings.
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
The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our business, operations and financial condition to an unprecedented extent. Measures ranging from travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, to cancellation of public events and many others have resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material deterioration in demand, we have taken a number of aggressive actions to ameliorate our business, operations and financial condition. We have focused on reducing our capacity, making structural changes to our fleet, implementing cost reductions, preserving cash and improving our overall liquidity position. We have reduced our system-wide capacity and will continue to monitor conditions and to proactively evaluate and adjust our schedule to match demand. Additionally, we have retired certain mainline aircraft earlier than planned, including Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft, which we expect will allow us to be more efficient by reducing the number of sub-fleets we operate, and we have also placed a number of Boeing 737-800 aircraft, into temporary storage. We have moved quickly to attempt to better align our costs with our reduced schedule and made other cost-saving initiatives (including reductions in maintenance expense, marketing expense, event and training expense, airport facilities expense, salaries and benefits expense, and other volume-related expense reductions, including fuel). Nonetheless, we incurred significant negative operating cash flow in 2020 and the first quarter of 2021, we continue to do so, and we expect to continue to do so until there is a significant recovery in demand for air travel. The duration and severity of the COVID-19 pandemic remain uncertain, and there can be no assurance that any of the mitigating actions we have taken will suffice to sustain our business and operations through this pandemic.
We have taken and will take additional actions to improve our financial position, including measures to improve liquidity, such as obtaining financial assistance under the CARES Act, the PSP Extension Law and the ARP. In 2020, we received approximately $6.0 billion in financial assistance from Treasury through PSP1 established under the CARES Act, and in the first quarter of 2021, we received approximately $3.1 billion in financial assistance from Treasury through PSP2 established under the PSP Extension Law. In April 2021, we received notice from Treasury that we would be receiving $463 million of additional financial assistance through PSP2. Also, in April 2021, we received notice from Treasury that we are eligible to receive approximately $3.3 billion of financial assistance from Treasury through PSP3 established under the ARP. In connection with the financial assistance we have received through PSP1 and PSP2 and will receive through PSP3, we are required, and will be required to continue, to comply with the relevant provisions of the CARES Act, the PSP Extension Law and the ARP, including the requirement that funds provided pursuant to PSP1, PSP2 and PSP3 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through at least September 30, 2021; the requirement to recall employees involuntarily terminated or furloughed after September 30, 2020; the requirement that certain levels of commercial air service be maintained; provisions prohibiting the repurchase of AAG common stock and the payment of common stock dividends through September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023. Additionally, under PSP1, PSP2 and PSP3, we and certain of our subsidiaries are, and will continue to be, subject to substantial and continuing reporting obligations. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts.
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
The measures we have taken to reduce our expenditures and to improve our liquidity, and any other strategic actions that we may take in the future in response to the COVID-19 pandemic may not be effective in offsetting decreased demand, and we may not be permitted to take certain strategic actions that we believe are beneficial if such strategic actions are in contravention of the requirements under the CARES Act, the PSP Extension Law or the ARP, which could result in a material adverse effect on our business, operating results and financial condition.
The full extent of the ongoing impact of the COVID-19 pandemic on our longer-term operational and financial performance will depend on future developments, many of which are outside our control, including the effectiveness of the mitigation strategies discussed above; the duration and spread of COVID-19, including recurrence of the pandemic, and related travel advisories, restrictions and testing regimes; the supply of effective vaccines and success of efforts to deploy the vaccines; the impact of the COVID-19 pandemic on overall long-term demand for air travel; the impact on demand and capacity which could result from government mandates on air service (including, for instance, requirements for passengers to wear face coverings while traveling or have their temperature checked or have administered COVID-19 tests and other checks prior to or after entering an airport or boarding an airplane, or which would limit the number of seats that can be occupied on an aircraft to allow for social distancing or prohibit flights to certain locations); the impact of COVID-19 on our employees’ ability to work because they are quarantined or sickened as a result of exposure to COVID-19 or if they are subject to additional governmental COVID-19 curfews or "stay at home" health orders or similar restrictions; the impact of the COVID-19 pandemic on the financial health and operations of our business partners and future governmental actions, all of which are highly uncertain and cannot be predicted. At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers' behavior, with such changes including but not limited to a permanent reduction in business travel as a result of increased usage of "virtual" and "teleconferencing" products and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business.
We are also depending upon successful COVID-19 vaccines, including an efficient distribution and sufficient supply, and significant uptake by the general public in order to normalize economic conditions and the airline industry and to realize our financial and growth plans and business strategy. The failure of a vaccine, including to the extent it is not effective against any COVID-19 variants, significant unplanned adverse reactions to the vaccine, politicization of the vaccine or general public distrust of the vaccine could have an adverse effect on our business, financial condition and results of operations.
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
Our business plan contemplates continued significant investments related to modernizing our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of March 31, 2021, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2021-2025 would be approximately $9.4 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements, in particular given the severe decline in revenue we have experienced as a result of the COVID-19 pandemic. If needed to meet our liquidity needs, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed and contemplated in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; market conditions; the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced as we continue to seek significant additional liquidity; and the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry in particular. Accordingly, we will need substantial financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If we are unable to arrange such financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft and engines or may seek to negotiate deferrals for such aircraft and engines with the applicable aircraft and engine manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
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
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on our business, we have obtained and currently anticipate that it will be necessary to continue to obtain a significant amount of additional financing in the near term from a variety of sources. Such financing may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. In particular, in connection with the financial assistance we have received through PSP1 and PSP2 and will receive through PSP3, we are required, and will be required to continue, to comply with the relevant provisions of the CARES Act, the PSP Extension Law and the ARP, including the requirement that funds provided pursuant to PSP1, PSP2 and PSP3 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through at least September 30, 2021; provisions prohibiting the repurchase of AAG common stock and the payment of common stock dividends through September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023. Additionally, under PSP1, PSP2 and PSP3, we and certain of our subsidiaries are, and will continue to be, subject to substantial and continuing reporting obligations. Moreover, as a result of the recent financing activities we have undertaken in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on us as we continue to seek additional liquidity.
The obligations discussed above, including those imposed as a result of the CARES Act, the PSP Extension Law, the ARP and any additional financings we may be required to undertake as a result of the impact of the COVID-19 pandemic, could also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of March 31, 2021, we had $12.6 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
We have significant pension and other postretirement benefit funding obligations, which may adversely affect our liquidity, results of operations and financial condition.
Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. The minimum funding obligation applicable to our pension plans was subject to favorable temporary funding rules that expired at the end of 2017 and, as a result, our minimum pension funding obligations increased materially beginning in 2019. In January 2021, we made $241 million in contributions to our pension plans, including a contribution of $130 million for the 2020 calendar year that was permitted to be deferred to January 4, 2021 as provided under the CARES Act. On March 11, 2021, the ARP was enacted, which included certain funding relief provisions for single employer qualified retirement benefit pension plans such as those sponsored by American. Based on our current understanding of the ARP provisions applicable to our pension plans, we will have no additional funding requirements for 2021. In addition, we have significant obligations for retiree medical and other postretirement benefits. Additionally, we participate in the IAM National Pension Fund (the IAM Pension Fund). The funding status of the IAM Pension Fund is subject to the risk that other employers may not meet their obligations, which under certain circumstances could cause our obligations to increase. Furthermore, if we were to withdraw from the IAM Pension Fund, if the IAM Pension fund were to terminate, or if the IAM Pension Fund were to undergo a mass withdrawal, we could be subject to liability as imposed by law.
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
We believe that our future success will depend in large part on our ability to attract, develop and retain highly qualified management, technical and other personnel. We may not be successful in attracting, developing or retaining key personnel or other highly qualified personnel. Among other things, the CARES Act, the PSP Extension Law and the ARP impose significant restrictions on executive compensation, which will remain in place until April 1, 2023. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries, which may create retention challenges in the case of executives presented with alternative, non-airline opportunities. Any inability to attract, develop and retain significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
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
Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements (CBAs) generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB). For the dates that the CBAs with our major work groups become amendable under the RLA, see Part I, Item 1. Business – “Employees and Labor Relations” in our 2020 Form 10-K.

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
None of the unions representing our employees presently may lawfully engage in concerted slowdowns or refusals to work, such as strikes, sick-outs or other similar activity, against us. Nonetheless, there is a risk that employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. Additionally, some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. If successful, there is a risk these arbitral avenues could result in material additional costs that we did not anticipate. See also Part I, Item 1. Business – “Employees and Labor Relations” in our 2020 Form 10-K.
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
In addition, we have used certain of our branding and AAdvantage loyalty program intellectual property as collateral for various financings (including the AAdvantage Financing), which contain covenants that impose restrictions on the use of such intellectual property and, in the case of the AAdvantage Financing, on certain amendments or changes to our AAdvantage loyalty program. These covenants may have an adverse effect on our ability to use such intellectual property.

We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity.
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved, and additional claims may arise in the future. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a legal proceeding is resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to operate or market our services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business. Additional information regarding certain legal matters in which we are involved can be found in Note 11 to each of AAG and American's Condensed Consolidated Financial Statements in Part I, Item 1A and Part I, Item 1B, respectively.
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
A corporation’s ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50 percent during a rolling three-year period). In 2013, we experienced an ownership change in connection with our emergence from bankruptcy and US Airways Group experienced an ownership change in connection with the Merger. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $7.0 billion of unlimited NOLs still remaining at December 31, 2020) of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules are determined not to apply, our ability to utilize such federal NOL Carryforwards may be subject to limitation. In addition, under the loan program of the CARES Act, the warrants (and common stock issuable upon exercise thereof) we issued to Treasury did not and will not result in an ownership change for purposes of Section 382. This exception does not apply for companies issuing warrants, stock options, common or preferred stock or other equity pursuant to PSP1, PSP2 and PSP3 and accordingly will not apply to the warrants issued by us under PSP1, PSP2 and PSP3. Substantially all of our remaining federal NOL Carryforwards attributable to US Airways Group and its subsidiaries are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.

Notwithstanding the foregoing, an ownership change subsequent to our emergence from bankruptcy may severely limit or effectively eliminate our ability to utilize our NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on our ability to utilize our NOL Carryforwards, our Certificate of Incorporation contains transfer restrictions applicable to certain substantial stockholders, which are scheduled to expire on December 31, 2021. These restrictions may adversely affect the ability of certain holders of AAG common stock to dispose of or acquire shares of AAG common stock. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, no assurance can be given that an ownership change will not occur even with these restrictions in place. See also “Certain provisions of AAG’s Certificate of Incorporation and Bylaws make it difficult for stockholders to change the composition of our Board of Directors and may discourage takeover attempts that some of our stockholders might consider beneficial.”
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
American has established a transatlantic joint business with British Airways, Aer Lingus, Iberia and Finnair, a transpacific joint business with Japan Airlines and a joint business relating to Australia and New Zealand with Qantas, each of which has been granted antitrust immunity. The transatlantic joint business benefits from a grant of antitrust immunity from the Department of Transportation (DOT) and was reviewed by the European Commission (EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick (LGW) airports. The commitments accepted by the EC were binding for 10 years. In October 2018, in anticipation of the exit of the United Kingdom from the European Union (EU), commonly referred to as Brexit, and the expiry of the EC commitments in July 2020, the United Kingdom Competition and Markets Authority (CMA) opened an investigation into the transatlantic joint business. We continue to fully cooperate with the CMA and, in September 2020, the CMA adopted interim measures that effectively extend the EC commitments for an additional three years until March 2024 in light of the uncertainty created by the COVID-19 pandemic. The CMA plans to complete its investigation before the interim measures expire. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those arrangements.
In 2020, we entered into an expanded marketing relationship with Alaska Airlines. This arrangement expands our existing codeshare relationship, including codeshare on certain of our international routes from SEA and LAX, and provides for reciprocal loyalty program benefits and shared lounge access. Pursuant to federal law, American and Alaska

Airlines submitted this proposed arrangement to the DOT for review. After the DOT allowed the review period to expire with no further actions, American and Alaska Airlines commenced implementation of this arrangement.
Also, in 2020, we announced our intention to enter into a marketing relationship with JetBlue. This arrangement includes an alliance agreement with reciprocal codesharing on domestic and certain international routes from New York (JFK, LGA, and EWR) and BOS, and provides for reciprocal loyalty program benefits. The arrangement does not include JetBlue’s future transatlantic flying. Pursuant to federal law, American and JetBlue submitted this proposed alliance arrangement to the DOT for review. After American, JetBlue and the DOT agreed to a series of commitments, the DOT terminated its review of the proposed alliance. The commitments include growth commitments to ensure capacity expansion, slot divestitures at JFK and at DCA near Washington, D.C. and antitrust compliance measures. Beyond this agreement with the DOT, American and JetBlue will also be refraining from certain kinds of coordination on certain city pair markets. In addition to the DOT review, the U.S. Department of Justice and the New York Attorney General, the Massachusetts Attorney General, and the Attorneys General of certain other state and local jurisdictions are investigating this proposed alliance, which remains ongoing. American and JetBlue intend to cooperate with those investigations, but are proceeding with plans to implement this alliance.
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
Additionally, our AAdvantage loyalty program, which is an important element of our sales and marketing programs, faces significant and increasing competition from the loyalty programs offered by other travel companies, as well as from similar loyalty benefits offered by banks and other financial services companies. Competition among loyalty programs is intense regarding the rewards, fees, required usage, and other terms and conditions of these programs. In addition, we have used certain assets from our AAdvantage loyalty program as collateral for the AAdvantage Financing, which contains covenants that impose restrictions on certain amendments or changes to certain of our AAdvantage Agreements and other aspects of the AAdvantage loyalty program. These competitive factors and covenants (to the extent applicable) may affect our ability to attract and retain customers, increase usage of our loyalty program and maximize the revenue generated by our loyalty program.
The commercial relationships that we have with other airlines, including any related equity investment, may not produce the returns or results we expect.
An important part of our strategy to expand our network has been to expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in one instance involving China Southern Airlines, by making a significant equity investment in another airline in connection with initiating such a commercial relationship. We may explore additional investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies. In addition, as a result of the global spread of COVID-19, the industry has experienced a precipitous decline in demand for air travel both internationally and domestically, which is expected to continue into the foreseeable future and could materially disrupt our partners' abilities to provide air service, the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the maintenance or expansion of existing relationships. These events could have a material adverse effect on our business, results of operations and financial condition.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. We do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, our future fuel needs remain unclear due to uncertainties regarding air travel demand and any hedging would potentially require significant capital or collateral to be placed at risk. Accordingly, as of March 31, 2021, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress and state and local governments have passed laws and regulatory initiatives, and the DOT, the FAA, the Transportation Security Administration, the Department of Homeland Security and several of their respective international counterparts have issued regulations and a number of other directives, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.
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
•the granting and timing of certain governmental approvals (including antitrust or foreign government approvals) needed for codesharing alliances, joint businesses and other arrangements with other airlines, and the imposition of regulatory investigations related to any of the foregoing (including our arrangements with JetBlue);
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
•the adoption of more restrictive locally-imposed noise restrictions; and
•restrictions on travel or special guidelines regarding aircraft occupancy or hygiene related to COVID-19, including the imposition of preflight testing regimes or vaccination confirmation requirements which have to date and may in the future have the effect of reducing demand for air travel in the markets where such requirements are imposed.
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
Further, our business has been adversely impacted when government agencies have ceased to operate as expected including due to partial shut-downs, sequestrations or similar events and the COVID-19 pandemic. These events have resulted in, among other things, reduced demand for air travel, an actual or perceived reduction in air traffic control and security screening resources and related travel delays, as well as disruption in the ability of the FAA to grant required regulatory approvals, such as those that are involved when a new aircraft is first placed into service.
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
Brexit occurred on January 31, 2020 under the terms of the agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the EU and the European Atomic Energy Community (the Withdrawal Agreement). The Withdrawal Agreement provided for a transition period that ended on December 31, 2020. Prior to the end of the transition period, on December 24, 2020, EU and United Kingdom negotiators agreed to a new trade and cooperation agreement (the EU-UK Trade and Cooperation Agreement). Provisional application of the EU-UK Trade and Cooperation Agreement between January 1 and April 30, 2021 has been approved by the European Commission, the European Council and the United Kingdom Parliament to allow sufficient time for the formal ratification of the EU-UK Trade and Cooperation Agreement. We face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. The EU-UK Trade and Cooperation Agreement includes provisions in relation to commercial air service that we expect to be sufficient to sustain our current services under the transatlantic joint business. However, the scope of traffic rights under the EU-UK Trade and Cooperation Agreement is less extensive than before Brexit and therefore the impact of the EU-UK Trade and Cooperation Agreement is uncertain at this stage pending ratification and eventual implementation. As a result, the continuation of our current services, and those of our partners could be disrupted. This could materially adversely affect our business, results of operations and financial condition. More generally, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations.
We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.
We operate a global business with significant operations outside of the U.S. Our current international activities and prospects have been and in the future could be adversely affected by government policies, reversals or delays in the opening of foreign markets, increased competition in international markets, the performance of our alliance, joint business and codeshare partners in a given market, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. In particular, the outbreak and global spread of COVID-19 have severely impacted the demand for international travel and have resulted in the imposition of significant governmental restrictions on commercial air service to or from certain regions. We have responded by suspending a significant portion of our long-haul international flights through the summer of 2021 and delaying the introduction of certain new long-haul international routes. We can provide no assurance as to when such restrictions will be eased or lifted, when demand for international travel will return to pre-COVID-19 pandemic levels, if at all, or whether certain international destinations we previously served will be economical in the future.
More generally, our industry may be affected by any deterioration in global trade relations, including shifts in the trade policies of individual nations. For example, much of the demand for international air travel is the result of business travel in support of global trade. Should protectionist governmental policies, such as increased tariff or other trade barriers, travel limitations and other regulatory actions, have the effect of reducing global commercial activity, the result could be a material decrease in the demand for international air travel. Additionally, certain of the products and services that we purchase, including certain of our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government in respect of the importation of such products could materially increase the amounts we pay for them. In particular, on October 2, 2019, the Office of the U.S. Trade Representative (USTR), as part of an ongoing dispute with the EU before the World Trade Organization (WTO) concerning, among other things, aircraft subsidies, was authorized by an arbitration tribunal of the WTO to impose up to $7.5 billion per year in import tariffs on certain goods originating from the EU. In October 2019, the USTR imposed tariffs on certain imports from the EU, including on certain Airbus aircraft that we previously contracted to purchase; these aircraft were initially subject to an ad valorem duty of 10% that was subsequently increased to 15% in March 2020. In January 2021, the USTR expanded the scope of the 15% tariff to apply to certain imported aircraft parts in addition to imported aircraft. On March 5, 2021, the United States and the EU announced an agreement to suspend for four months the imposition of these tariffs on commercial aircraft. While the scope and rate of these tariffs remain subject to further changes, if and to the extent any of these tariffs are imposed on us without any available means for us to mitigate or pass on the burden of these tariffs to Airbus, the effective cost of new Airbus aircraft required to implement our fleet plan would increase.
Brexit occurred on January 31, 2020 under the terms of the Withdrawal Agreement. The Withdrawal Agreement provided for a transition period that ended on December 31, 2020. Prior to the end of the transition period, on December 24, 2020, EU and United Kingdom negotiators agreed to the EU-UK Trade and Cooperation Agreement. Provisional application of the EU-UK Trade and Cooperation Agreement between January 1 and April 30, 2021 has been approved by the European Commission, the European Council and the United Kingdom Parliament to allow sufficient time for the formal ratification of the EU-UK Trade and Cooperation Agreement. We face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. The EU-UK Trade and Cooperation Agreement includes provisions in relation to commercial air service that we expect to be sufficient to sustain our current services under the transatlantic joint business. However, the scope of traffic rights under the EU-UK Trade and Cooperation Agreement is less extensive than before Brexit and therefore the impact of the EU-UK Trade and Cooperation Agreement is uncertain at this stage pending ratification and eventual implementation. As a result, the continuation of our current services, and those of our partners could be disrupted. This could materially adversely affect our business, results of operations and financial condition.
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
Efforts to transition to a low-carbon future have increased the focus by global, regional and national regulators on climate change and greenhouse gas (GHG) emissions, including carbon dioxide (CO2) emissions. In particular, the International Civil Aviation Organization has adopted rules, including those pertaining to the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which will require American to address the growth in CO2 emissions of a significant majority of our international flights. For more information on CORSIA, see “Aircraft Emissions and Climate Change Requirements” under Part I, Item 1. Business – Domestic and Global Regulatory Landscape – Environmental Matters in our 2020 Form 10-K.

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
In January 2021, the U.S. Environmental Protection Agency (EPA) adopted GHG emission standards for new aircraft engines designed to implement the ICAO standard, which are aligned with the 2017 ICAO airplane engine GHG emission standards. Like the ICAO standards, the final EPA standards would not apply to engines on in-service aircraft. The final standards have been challenged by several states and environmental groups, and the Biden administration has issued an executive order requiring a review of these final standards along with others issued by the prior administration. On February 17, 2021, the United States Court of Appeals for the District of Columbia Circuit ordered to hold the challenge by the states and environmental groups in abeyance pending EPA's review. The outcome of the legal challenge and administrative review cannot be predicted at this time.
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
Governmental authorities in several U.S. and foreign cities are also considering, or have already implemented, aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take offs and landings. We have been able to accommodate local noise restrictions imposed to date, but our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread. The FAA is also currently evaluating possible changes to how aircraft noise is measured, and the resulting standards that are based on them. Ultimately, these changes could have an impact on, or limit, our operations, or make it more difficult for the FAA to modernize and increase the efficiency of airspace and airports we utilize.
We depend on a limited number of suppliers for aircraft, aircraft engines and parts.
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, as of the end of 2020 all of our mainline aircraft were manufactured by either Airbus or Boeing and all of our regional aircraft were manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by the recent acquisition of Rockwell Collins by United Technologies, the recent transactions involving Airbus and Bombardier and Bombardier and Mitsubishi. Due to the limited number of these suppliers, we are vulnerable to any problems associated with the performance of their obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers, adverse perception by the public that would result in customer avoidance of any of our aircraft or any action by the FAA or any other regulatory authority resulting in an inability to operate our aircraft, even temporarily. For instance, in March 2019, the FAA ordered the grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020, and more recently in April 2021, we removed from operations, pending ongoing inspection and investigation, a subset of our Boeing 737 MAX Family aircraft after receipt of notice from Boeing of a potential electrical power system issue relating to those aircraft. The limited number of these suppliers may also result in reduced competition and potentially higher prices than if the supplier base was less concentrated.
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
Our business requires the secure processing and storage of sensitive information relating to our customers, employees, business partners and others. However, like any global enterprise operating in today’s digital business environment, we are subject to threats to the security of our networks and data, including threats potentially involving criminal hackers, hacktivists, state-sponsored actors, corporate espionage, employee malfeasance, and human or technological error. These threats continue to increase as the frequency, intensity and sophistication of attempted attacks and intrusions increase around the world. We and our business partners have been the target of cybersecurity attacks and data breaches in the past and expect that we will continue to be in the future.
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
A significant cybersecurity incident involving us or one of our AAdvantage partners or other business partners have in the past and may in the future result in a range of potentially material negative consequences for us, including unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal identifying information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; a deterioration in our relationships with business partners and other third parties; and business delays, service or system disruptions, damage to equipment and injury to persons or property. For example, in March 2021, a sub-set of AAdvantage members as well as members of several other major airline loyalty programs received a notification about a security incident involving a limited amount of loyalty data held by a service provider. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. The constantly changing nature of the threats means that we may not be able to prevent all data security breaches or misuse of data. Similarly, we depend on the ability of our key commercial partners, including AAdvantage partners, other business partners, our regional carriers, distribution partners and technology vendors, to conduct their businesses in a manner that complies with applicable security standards and assures their ability to perform on a timely basis. A security failure, including a failure to meet relevant payment security standards, breach or other significant cybersecurity incident affecting one of our partners could result in potentially material negative consequences for us.
In addition, the costs and operational consequences of defending against, preparing for, responding to and remediating an incident of cybersecurity breach may be substantial. As cybersecurity threats become more frequent, intense and sophisticated, costs of proactive defense measures are increasing. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well as injunctive relief and enforcement actions requiring costly compliance measures. A significant number of recent privacy and data security incidents, including those involving other large airlines, have resulted in very substantial adverse financial consequences to those companies. A cybersecurity incident could also impact our brand, including that of the AAdvantage Program, harm our reputation and adversely impact our relationship with our customers, employees and stockholders. Accordingly, failure to appropriately address these issues could result in material financial and other liabilities and cause significant reputational harm to our company.
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
•expectations regarding our capital deployment program, including any existing or potential future share repurchase programs and any future dividend payments that may be declared by our Board of Directors, or any determination to cease repurchasing stock or paying dividends (which we have suspended for an indefinite period in accordance with the applicable requirements under the CARES Act, the PSP Extension Law and the ARP);
•new regulatory pronouncements and changes in regulatory guidelines;
•general and industry-specific economic conditions;
•changes in our key personnel;
•public or private sales of a substantial number of shares of AAG common stock or issuances of AAG common stock upon the exercise or conversion of restricted stock unit awards, stock appreciation rights, or other securities that may be issued from time to time, including warrants we have or will issue in connection with our receipt of funds under the CARES Act, the PSP Extension Law and the ARP;
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
The closing price of our common stock on Nasdaq varied from $9.04 to $30.47 during 2020 and $15.00 to $25.17 during 2021 year-to-date through April 16, 2021. At times during this period, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that this wide range of trading prices is broadly indicative of the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
We have ceased making repurchases of our common stock and paying dividends on our common stock as required by the CARES Act, the PSP Extension Law and the ARP. Following the end of those restrictions, if we do decide to make repurchases of or pay dividends on our common stock, we cannot guarantee that we will continue to do so or that our capital deployment program will enhance long-term stockholder value.
In connection with the financial assistance provided under PSP1 and PSP2 and to be provided under PSP3, we agreed not to repurchase shares of AAG common stock through September 30, 2022. If we determine to make any share repurchases in the future, such repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended again at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements, such as the requirements of the CARES Act, the PSP Extension Law, the ARP and other relevant factors. Our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
In connection with the financial assistance provided under PSP1 and PSP2 and to be provided under PSP3, we agreed not to pay dividends on AAG common stock through September 30, 2022. If we determine to make any dividends in the future, such dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued again at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
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
Our Certificate of Incorporation and Bylaws include significant provisions that limit voting and ownership and disposition of our equity interests as described in Part II, Item 5. Market for American Airlines Group's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities - "Ownership Restrictions" and AAG’s Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 in our 2020 10-K. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.
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
The issuance or sale of shares of our common stock, rights to acquire shares of our common stock, or warrants issued to Treasury under the CARES Act, the PSP Extension Law, the ARP, PSP1 and PSP2 and PSP3, could depress the trading price of our common stock and the Convertible Notes.
We may conduct future offerings of material amounts of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations, to fund acquisitions, or for any other purposes at any time and from time to time (including as compensation to the U.S. Government for the proceeds received pursuant to PSP1, PSP2 or PSP3). If these additional shares or securities are issued or sold, or if it is perceived that they will be sold, into the public market or otherwise, the price of our common stock and Convertible Notes could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock and Convertible Notes could decline substantially.

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

4.1
Warrant Agreement, dated as of January 15, 2021, between American Airlines Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.182 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).

4.2	Form of PSP2 Warrant (incorporated by reference to Annex B to Exhibit 4.182 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400).
4.3
Indenture, dated as of March 24, 2021, by and among American Airlines, Inc., AAdvantage Loyalty IP Ltd., American Airlines Group Inc., AAdvantage Holdings 1, Ltd. and AAdvantage Holdings 2, Ltd. and Wilmington Trust, National Association, as trustee.

4.4	Form of 5.50% Senior Secured Notes due 2026 (included as Exhibit A-1 to the Indenture filed herewith as Exhibit 4.3).
4.5	Form of 5.75% Senior Secured Notes due 2029 (included as Exhibit A-2 to the Indenture filed herewith as Exhibit 4.3).
10.1
Payroll Support Program Extension Agreement, dated as of January 15, 2021, between American Airlines, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.3 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).

10.2
Promissory Note, dated as of January 15, 2021, issued by American Airlines Group Inc. in the name of the United States Department of the Treasury and guaranteed by American Airlines, Inc., Envoy Air Inc., Piedmont Airlines, Inc. and PSA Airlines, Inc. (incorporated by reference to Exhibit 10.4 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400).

10.3
Letter Agreement, dated as of January 15, 2021, to Loan and Guarantee Agreement, dated as of September 25, 2020, among American Airlines, Inc., American Airlines Group Inc., the other guarantors party thereto from time to time, the United States Department of the Treasury and the Bank of New York Mellon, as administrative and collateral agent (incorporated by reference to Exhibit 10.4 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400).

10.4
Term Loan Credit and Guaranty Agreement, dated as of March 24, 2021, among American Airlines, Inc., AAdvantage Loyalty IP Ltd., American Airlines Group Inc., AAdvantage Holdings 1, Ltd., AAdvantage Holdings 2, Ltd., Barclays Bank PLC, as administrative agent, Wilmington Trust, National Association, as collateral administrator, and the lenders party thereto.#

10.5	Supplemental Agreement No. 16, dated as of January 14, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.*
10.6	Supplemental Agreement No. 17, dated as of February 11, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.*
10.7	Supplemental Agreement No. 18, dated as of March 12, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.*
10.8	Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company.*
10.9
Amendment 1, dated as of March 25, 2021, to the Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company.*

10.10	Letter Agreement No. AAL LA 2100530, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Exhibit Number	Description
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).
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

American Airlines Group Inc.

Date: April 22, 2021	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: April 22, 2021	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)