Form 10-Q
period 2021-06-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2021-07-22
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2021

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
As of July 16, 2021, there were 647,457,831 shares of American Airlines Group Inc. common stock outstanding.
As of July 16, 2021, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2021

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
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part II, Item 1A. Risk Factors and elsewhere in this report. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. In particular, the consequences of the coronavirus outbreak to economic conditions and the travel industry in general and our financial position and operating results in particular have been material, are changing rapidly, and cannot be predicted. We do not assume any obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such statements other than as required by law. Any forward-looking statements speak only as of the date of this report or as of the dates indicated in the statements.

Summary of Risk Factors
Our business is subject to a number of risks and uncertainties that may affect our business, results of operations and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. These risks are more fully described in Part II, Item 1A. Risk Factors. These risks include, among others, the following:
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
•If our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity.
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
•Any damage to our reputation or brand image could adversely affect our business or financial results.
•We face challenges in integrating our computer, communications and other technology systems.
•Changes to our business model that are designed to increase revenues may not be successful and may cause operational difficulties or decreased demand.
•Our intellectual property rights, particularly our branding rights, are valuable, and any inability to protect them may adversely affect our business and financial results.
•We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity.

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
•We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems could harm our business, results of operations and financial condition.
•Evolving data security and privacy requirements could increase our costs, and any significant data security incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition.
•We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.
•If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations.

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
“April 2016 Spare Parts Term Loan Facility” means the $1.0 billion term loan facility provided for by the April 2016 Credit Agreement.
“ARP” means the American Rescue Plan Act of 2021.
“ASM” means available seat mile and is a basic measure of production. One ASM represents one seat flown one mile.
“ASU” means Accounting Standards Update.
“ATC system” means the U.S. National Airspace System.
“Bankruptcy Court” means the United States Bankruptcy Court for the Southern District of New York.
“Bylaws” means AAG’s Amended and Restated Bylaws, as amended.
“CARES Act” means the Coronavirus Aid, Relief, and Economic Security Act.
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
“EU” means European Union.
“EWR” means Newark Liberty International Airport.
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
“PSP2 Agreement” means the Payroll Support Program Extension Agreement entered into by the Subsidiaries with Treasury on the PSP2 Closing Date.
“PSP2 Closing Date” means January 15, 2021.
“PSP2 Financial Assistance” means the portion of financial assistance received from Treasury pursuant to the PSP2 Agreement that is not allocated to the PSP2 Warrants or PSP2 Promissory Note.
“PSP2 Maturity Date” means the tenth anniversary of the PSP2 Closing Date.
“PSP2 Promissory Note” means the promissory note issued to Treasury in connection with PSP2.
“PSP2 Warrant Agreement” means the agreement entered into between AAG and Treasury in connection with the PSP2 Agreement, pursuant to which AAG issued PSP2 Warrants to Treasury to purchase up to an aggregate of approximately 6.6 million shares of AAG common stock.
“PSP2 Warrant Shares” means up to an aggregate of approximately 6.6 million shares of AAG common stock which Treasury will have the right to purchase pursuant to PSP2 Warrants issued or to be issued by AAG in accordance with the PSP2 Warrant Agreement.
“PSP2 Warrants” means the warrants issued or to be issued to Treasury pursuant to the PSP2 Warrant Agreement.
“PSP3” means the payroll support program established under the ARP.
“PSP3 Agreement” means the Payroll Support Program Agreement entered into by the Subsidiaries with Treasury on the PSP3 Closing Date.
“PSP3 Closing Date” means April 23, 2021.
“PSP3 Financial Assistance” means the portion of financial assistance received from Treasury pursuant to the PSP3 Agreement that is not allocated to the PSP3 Warrants or PSP3 Promissory Note.
“PSP3 Installment” means the financial assistance payment, in installments, by Treasury pursuant to the PSP3 Agreement.
“PSP3 Maturity Date” means the tenth anniversary of the PSP3 Closing Date.
“PSP3 Promissory Note” means the promissory note issued to Treasury in connection with PSP3.
“PSP3 Warrant Agreement” means the agreement entered into between AAG and Treasury in connection with the PSP3 Agreement, pursuant to which AAG issued PSP3 Warrants to Treasury to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock.
“PSP3 Warrant Shares” means up to an aggregate of approximately 4.4 million shares of AAG common stock which Treasury will have the right to purchase pursuant to PSP3 Warrants issued or to be issued by AAG in accordance with the PSP3 Warrant Agreement.
“PSP3 Warrants” means the warrants issued or to be issued to Treasury pursuant to the PSP3 Warrant Agreement.
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues:
Passenger	$6,545	$1,108	$9,724	$8,788
Cargo	326	130	641	277
Other	607	384	1,121	1,072
Total operating revenues	7,478	1,622	11,486	10,137
Operating expenses:
Aircraft fuel and related taxes	1,611	309	2,644	2,092
Salaries, wages and benefits	2,862	2,610	5,593	5,830
Regional expenses	635	492	1,261	1,632
Maintenance, materials and repairs	459	287	835	915
Other rent and landing fees	686	413	1,256	1,024
Aircraft rent	356	334	706	669
Selling expenses	277	57	427	442
Depreciation and amortization	481	499	959	1,059
Special items, net	(1,288)	(1,494)	(2,996)	(362)
Other	958	601	1,675	1,870
Total operating expenses	7,037	4,108	12,360	15,171
Operating income (loss)	441	(2,486)	(874)	(5,034)
Nonoperating income (expense):
Interest income	5	10	8	31
Interest expense, net	(486)	(254)	(856)	(512)
Other income (expense), net	49	71	158	(34)
Total nonoperating expense, net	(432)	(173)	(690)	(515)
Income (loss) before income taxes	9	(2,659)	(1,564)	(5,549)
Income tax benefit	(10)	(592)	(333)	(1,241)
Net income (loss)	$19	$(2,067)	$(1,231)	$(4,308)

Earnings (loss) per common share:
Basic	$0.03	$(4.82)	$(1.92)	$(10.08)
Diluted	$0.03	$(4.82)	$(1.92)	$(10.08)
Weighted average shares outstanding (in thousands):
Basic	644,123	428,807	639,366	427,260
Diluted	656,372	428,807	639,366	427,260
Cash dividends declared per common share	$—	$—	$—	$0.10
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$19	$(2,067)	$(1,231)	$(4,308)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	39	(4)	106	(131)
Investments	—	21	—	(1)
Total other comprehensive income (loss), net of tax	39	17	106	(132)
Total comprehensive income (loss)	$58	$(2,050)	$(1,125)	$(4,440)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$325	$245
Short-term investments	17,625	6,619
Restricted cash and short-term investments	999	609
Accounts receivable, net	1,249	1,342
Aircraft fuel, spare parts and supplies, net	1,789	1,614
Prepaid expenses and other	660	666
Total current assets	22,647	11,095
Operating property and equipment
Flight equipment	37,577	37,816
Ground property and equipment	9,132	9,194
Equipment purchase deposits	714	1,446
Total property and equipment, at cost	47,423	48,456
Less accumulated depreciation and amortization	(17,218)	(16,757)
Total property and equipment, net	30,205	31,699
Operating lease right-of-use assets	7,958	8,039
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $765 and $745, respectively	2,008	2,029
Deferred tax asset	3,631	3,239
Other assets	1,924	1,816
Total other assets	11,654	11,175
Total assets	$72,464	$62,008
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$2,798	$2,797
Accounts payable	2,172	1,196
Accrued salaries and wages	1,580	1,716
Air traffic liability	7,095	4,757
Loyalty program liability	2,632	2,033
Operating lease liabilities	1,587	1,651
Other accrued liabilities	3,657	2,419
Total current liabilities	21,521	16,569
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	37,201	29,796
Pension and postretirement benefits	6,627	7,069
Loyalty program liability	6,674	7,162
Operating lease liabilities	6,711	6,777
Other liabilities	1,397	1,502
Total noncurrent liabilities	58,610	52,306
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 647,446,499 shares issued and outstanding at June 30, 2021; 621,479,522 shares issued and outstanding at December 31, 2020	6	6
Additional paid-in capital	7,200	6,894
Accumulated other comprehensive loss	(6,997)	(7,103)
Retained deficit	(7,876)	(6,664)
Total stockholders’ deficit	(7,667)	(6,867)
Total liabilities and stockholders’ equity (deficit)	$72,464	$62,008
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$3,644	$(1,076)
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	118	(1,233)
Proceeds from sale-leaseback transactions	163	376
Proceeds from sale of property and equipment	161	148
Purchases of short-term investments	(13,840)	(7,936)
Sales of short-term investments	2,837	2,131
Increase in restricted short-term investments	(404)	(386)
Other investing activities	(71)	(61)
Net cash used in investing activities	(11,036)	(6,961)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	12,096	9,464
Payments on long-term debt and finance leases	(5,040)	(2,477)
Proceeds from issuance of equity	460	1,527
Deferred financing costs	(166)	(84)
Treasury stock repurchases and shares withheld for taxes pursuant to employee stock plans	(13)	(173)
Dividend payments	—	(43)
Other financing activities	121	—
Net cash provided by financing activities	7,458	8,214
Net increase in cash and restricted cash	66	177
Cash and restricted cash at beginning of period	399	290
Cash and restricted cash at end of period (1)	$465	$467

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$706	$421
Property and equipment acquired through finance leases	61	—
Settlement of bankruptcy obligations	—	56
Deferred financing costs paid through issuance of debt	—	17
Supplemental information:
Interest paid, net	687	501
Income taxes paid	1	2

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$325	$462
Restricted cash included in restricted cash and short-term investments	140	5
Total cash and restricted cash	$465	$467
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2020	$6	$6,894	$(7,103)	$(6,664)	$(6,867)
Net loss	—	—	—	(1,250)	(1,250)
Other comprehensive income, net	—	—	67	—	67
Impact of adoption of Accounting Standards Update (ASU) 2020-06 related to convertible instruments (see Note 1(c))	—	(320)	—	19	(301)
Issuance of 18,194,573 shares of AAG common stock pursuant to an at-the-market offering, net of offering costs	—	316	—	—	316
Issuance of PSP2 Warrants (see Note 1(b))	—	65	—	—	65
Issuance of 1,700,380 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Share-based compensation expense	—	38	—	—	38
Balance at March 31, 2021	6	6,980	(7,036)	(7,895)	(7,945)
Net income	—	—	—	19	19
Other comprehensive income, net	—	—	39	—	39
Issuance of 5,956,191 shares of AAG common stock pursuant to an at-the-market offering, net of offering costs	—	144	—	—	144
Issuance of PSP2 and PSP3 Warrants (see Note 1(b))	—	56	—	—	56
Issuance of 115,833 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	—	—	—	—
Share-based compensation expense	—	20	—	—	20
Balance at June 30, 2021	$6	$7,200	$(6,997)	$(7,876)	$(7,667)

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2019	$4	$3,945	$(6,331)	$2,264	$(118)
Net loss	—	—	—	(2,241)	(2,241)
Other comprehensive loss, net	—	—	(149)	—	(149)
Purchase and retirement of 6,378,025 shares of AAG common stock	—	(145)	—	—	(145)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(44)	(44)
Issuance of 1,062,052 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	56	—	—	56
Share-based compensation expense	—	18	—	—	18
Balance at March 31, 2020	4	3,861	(6,480)	(21)	(2,636)
Net loss	—	—	—	(2,067)	(2,067)
Other comprehensive income, net	—	—	17	—	17
Issuance of PSP1 Warrants	—	55	—	—	55
Equity component of convertible debt issued, net of tax and offering costs	—	320	—	—	320
Issuance of 85,215,000 shares of AAG common stock pursuant to a public stock offering, net of offering costs	1	1,112	—	—	1,113
Issuance of 454,621 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(2)	—	—	(2)
Share-based compensation expense	—	31	—	—	31
Balance at June 30, 2020	$5	$5,377	$(6,463)	$(2,088)	$(3,169)
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, testing regimes, closing of borders, “stay at home” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While global vaccination efforts are underway and demand for air travel has begun to return, the continued impact of COVID-19, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 such as has occurred throughout Western Europe and Latin America during the first six months of 2021, cannot be estimated.
We have taken aggressive actions to mitigate the effects of the COVID-19 pandemic on our business, including deep capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position. We remain extremely focused on taking all self-help measures available to manage our business during this unprecedented time, consistent with the terms of the financial assistance we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law) and Section 7301 of the American Rescue Plan Act of 2021 (the ARP).
Capacity Reductions
Our capacity (as measured by available seat miles) continues to be significantly reduced compared to pre-COVID-19 pandemic levels with flying during the second quarter of 2021 down 24.6% as compared to the second quarter of 2019. Domestic capacity in the second quarter of 2021 was down 12.8% while international capacity was down 46.5% versus the second quarter of 2019.
While demand for domestic and short-haul international markets has largely recovered to 2019 levels, uncertainty continues to exist. We will continue to match our forward capacity with observed booking trends for future travel and make further adjustments to our capacity as needed.
Cost Reductions
We have reduced our 2021 operating expenditures as a result of permanent non-volume cost reductions and other efficiency measures. These reductions include labor productivity enhancements, management salaries and benefits and other permanent cost reductions. Also, an additional 1,600 represented team members opted in to a voluntary early retirement program, which occurred during the first quarter of 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Liquidity
As of June 30, 2021, we had $21.3 billion in total available liquidity, consisting of $18.0 billion in unrestricted cash and short-term investments, $2.8 billion in an undrawn capacity under revolving credit facilities and a total of $470 million in undrawn short-term revolving and other facilities.
During the first six months of 2021, we completed the following financing transactions (see Note 5 for further information):
•issued $3.5 billion in aggregate principal amount of 5.50% Senior Secured Notes due 2026 and $3.0 billion in aggregate principal amount of 5.75% Senior Secured Notes due 2029 and entered into the $3.5 billion AAdvantage Term Loan Facility of which the full amount of term loans was drawn at closing;
•repaid in full $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility, all of which was borrowed in the second quarter of 2020 in response to the COVID-19 pandemic;
•repaid the $550 million of outstanding loans under the $7.5 billion secured term loan facility with the U.S. Department of the Treasury (Treasury) (the Treasury Loan Agreement) and terminated the Treasury Loan Agreement;
•issued 24.2 million shares of AAG common stock at an average price of $19.26 per share pursuant to an at-the-market offering for net proceeds of $460 million (approximately $650 million of at-the-market authorization remains available at June 30, 2021);
•issued approximately $150 million in special facility revenue bonds related to John F. Kennedy International Airport (JFK), of which $62 million was used to fund the redemption of other bonds related to JFK; and
•raised $163 million principally from aircraft sale-leaseback transactions.
In addition to the foregoing financings, during the first quarter of 2021, we received an aggregate of approximately $3.1 billion in financial assistance through the payroll support program (PSP2) established under the PSP Extension Law. In April 2021, we received an additional installment of $463 million for an aggregate $3.5 billion of such PSP2 financial assistance. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP2 Promissory Note) to Treasury for $1.0 billion in aggregate principal amount and warrants to purchase up to an aggregate of approximately 6.6 million shares (the PSP2 Warrant Shares) of AAG common stock.
During the second quarter of 2021, we received an aggregate of approximately $3.3 billion in financial assistance through the payroll support program (PSP3) established under the ARP. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP3 Promissory Note) to Treasury for $946 million in aggregate principal amount and warrants to purchase up to an aggregate of approximately 4.4 million shares (the PSP3 Warrant Shares) of AAG common stock. See below for further discussion on PSP2 and PSP3.
A significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value, collateral coverage and/or debt service coverage ratio covenants.
Given the above actions and our current assumptions about the future impact of the COVID-19 pandemic on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings), and projected cash flows from operations.
PSP2
On January 15, 2021 (the PSP2 Closing Date), American, Envoy Air Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA and together with American, Envoy and Piedmont, the Subsidiaries), entered into a Payroll Support Program Extension Agreement (the PSP2 Agreement) with Treasury, with respect to PSP2 as provided pursuant to the PSP Extension Law. In connection with our entry into the PSP2 Agreement, on the PSP2 Closing Date, AAG also entered into a warrant agreement (the PSP2 Warrant Agreement) with Treasury and issued the PSP2 Promissory Note to Treasury, with the Subsidiaries as guarantors.

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
Pursuant to the PSP2 Agreement, Treasury provided us financial assistance in three installments (each prior installment and any future installment disbursement, an Installment) totaling approximately $3.5 billion in the aggregate, all of which was received as of June 30, 2021. As partial compensation to the U.S. Government for the provision of financial assistance under PSP2, AAG issued the PSP2 Promissory Note in the aggregate principal amount of $1.0 billion and issued warrants (each a PSP2 Warrant and, collectively, the PSP2 Warrants) to Treasury to purchase up to an aggregate of approximately 6.6 million shares of AAG common stock for an exercise price of $15.66 per share, subject to adjustment. See Note 5 for further information on the PSP2 Promissory Note and below for more information on the PSP2 Warrant Agreement and PSP2 Warrants.
For accounting purposes, the $3.5 billion of aggregate financial assistance we received pursuant to the PSP2 Agreement is allocated to the PSP2 Promissory Note, the PSP2 Warrants and the other PSP2 financial assistance (the PSP2 Financial Assistance). The aggregate principal amount of $1.0 billion of the PSP2 Promissory Note was recorded as unsecured long-term debt, and the total fair value of the PSP2 Warrants of $76 million, estimated using a Black-Scholes option pricing model, was recorded in stockholders' deficit in the condensed consolidated balance sheet. The remaining amount of approximately $2.4 billion of PSP2 Financial Assistance was recognized as a credit to special items, net in the condensed consolidated statement of operations primarily in the first quarter of 2021, the remaining period over which the continuation of payment of eligible employee wages, salaries and benefits was required. The third installment of PSP2 Financial Assistance was received and recognized as a credit to special items, net in the second quarter of 2021. For the three and six months ended June 30, 2021, $314 million and $2.4 billion of PSP2 Financial Assistance, respectively, was recognized as a credit to special items, net in the condensed consolidated statements of operations.
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
Pursuant to the PSP2 Warrant Agreement, AAG issued to Treasury PSP2 Warrants to purchase up to an aggregate of approximately 6.6 million shares of AAG common stock for an exercise price of $15.66 per share, subject to adjustment.
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
PSP3
On April 23, 2021 (the PSP3 Closing Date), American, Envoy, Piedmont and PSA (collectively, the Subsidiaries), entered into a Payroll Support Program 3 Agreement (the PSP3 Agreement) with Treasury, with respect to PSP3 as provided pursuant to the ARP. In connection with our entry into the PSP3 Agreement, on the PSP3 Closing Date, AAG also entered into a warrant agreement (the PSP3 Warrant Agreement) with Treasury and issued the PSP3 Promissory Note to Treasury, with the Subsidiaries as guarantors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
PSP3 Agreement
In connection with PSP3, we are required to comply with the relevant provisions of the ARP, which are substantially similar as the restrictions contained in the Payroll Support Program Agreement entered into by the Subsidiaries with Treasury in connection with the payroll support program established under the CARES Act, but are in effect for a longer time period. These provisions include the requirement that funds provided pursuant to the PSP3 Agreement be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits through at least September 30, 2021, the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through at least September 30, 2022, the provisions that restrict the payment of certain executive compensation until April 1, 2023. As was the case with PSP1 and PSP2, the PSP3 Agreement also imposes substantial reporting obligations on us.
Pursuant to the PSP3 Agreement, Treasury provided us financial assistance in two installments (each prior installment and any future installment disbursement, a PSP3 Installment) totaling approximately $3.3 billion in the aggregate, all of which was received as of June 30, 2021. As partial compensation to the U.S. Government for the provision of financial assistance under PSP3, AAG issued the PSP3 Promissory Note in the aggregate principal amount of $946 million and issued warrants (each a PSP3 Warrant and, collectively, the PSP3 Warrants) to Treasury to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock for an exercise price of $21.75 per share, subject to adjustment. See Note 5 for further information on the PSP3 Promissory Note and below for more information on the PSP3 Warrant Agreement and PSP3 Warrants.
For accounting purposes, the $3.3 billion of aggregate financial assistance we received pursuant to the PSP3 Agreement is allocated to the PSP3 Promissory Note, the PSP3 Warrants and the other PSP3 financial assistance (the PSP3 Financial Assistance). The aggregate principal amount of $946 million of the PSP3 Promissory Note was recorded as unsecured long-term debt, and the total fair value of the PSP3 Warrants of $46 million, estimated using a Black-Scholes option pricing model, was recorded in stockholders' deficit in the condensed consolidated balance sheet. The remaining amount of approximately $2.3 billion of PSP3 Financial Assistance will be recognized as a credit to special items, net in the condensed consolidated statement of operations in the second and third quarters of 2021, the remaining period over which the continuation of payment of eligible employee wages, salaries and benefits is expected, as required by the PSP3 Agreement. At June 30, 2021, approximately $1.1 billion of the PSP3 Financial Assistance was deferred in other accrued liabilities in the condensed consolidated balance sheet and approximately $1.2 billion was recognized as a credit to special items, net in the condensed consolidated statement of operations.
PSP3 Warrant Agreement and PSP3 Warrants
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP3 Agreement, and pursuant to the PSP3 Warrant Agreement, AAG issued the PSP3 Warrants to Treasury to purchase PSP3 Warrant Shares. The exercise price of the PSP3 Warrant Shares is $21.75 per share, subject to certain anti-dilution provisions provided for in the PSP3 Warrants.
Pursuant to the PSP3 Warrant Agreement, AAG issued to Treasury PSP3 Warrants to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock for an exercise price of $21.75 per share, subject to adjustment.
The PSP3 Warrants do not have any voting rights and are freely transferrable, with registration rights. Each PSP3 Warrant expires on the fifth anniversary of the date of issuance of such PSP3 Warrant. The PSP3 Warrants will be exercisable either through net share settlement or cash, at our option. The PSP3 Warrants were and will be issued solely as compensation to the U.S. Government related to entry into the PSP3 Agreement. No separate proceeds (apart from the financial assistance described above) were received upon issuance of the PSP3 Warrants or will be received upon exercise thereof.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
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
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PSP Financial Assistance (1)	$(1,288)	$(1,803)	$(3,170)	$(1,803)
Severance expenses (2)	—	332	168	537
Mark-to-market adjustments on bankruptcy obligations, net (3)	—	—	6	(49)
Fleet impairment (4)	—	—	—	743
Labor contract expenses (5)	—	10	—	228
Other operating special items, net	—	(33)	—	(18)
Mainline operating special items, net	(1,288)	(1,494)	(2,996)	(362)

PSP Financial Assistance (1)	(167)	(216)	(410)	(216)
Fleet impairment (4)	—	24	27	117
Severance expenses (2)	—	14	2	14
Regional operating special items, net	(167)	(178)	(381)	(85)
Operating special items, net	(1,455)	(1,672)	(3,377)	(447)

Mark-to-market adjustments on equity and other investments, net (6)	37	—	(13)	180
Debt refinancing, extinguishment and other, net	—	11	26	48
Nonoperating special items, net	37	11	13	228

(1)The 2021 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP2 and PSP3 Agreements. See Note 1(b) for further information. The 2020 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP1 Agreement.
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments related to our voluntary early retirement programs for the three and six months ended June 30, 2021 were approximately $120 million and $290 million, respectively.
(3)Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
(4)Fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the first six months of 2021, we retired our remaining fleet of Embraer 140 aircraft resulting in a non-cash write-down of these aircraft. In the first six months of 2020, we retired our Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a $784 million non-cash write-down of mainline and regional aircraft and associated spare parts and $76 million in cash charges primarily for impairment of ROU assets and lease return costs.
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
3. Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic EPS:
Net income (loss)	$19	$(2,067)	$(1,231)	$(4,308)
Weighted average common shares outstanding (in thousands)	644,123	428,807	639,366	427,260
Basic EPS	$0.03	$(4.82)	$(1.92)	$(10.08)

Diluted EPS:
Net income (loss) for purposes of computing diluted EPS	$19	$(2,067)	$(1,231)	$(4,308)
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	644,123	428,807	639,366	427,260
Dilutive effect of stock awards and warrants	12,249	—	—	—
Diluted weighted average common shares outstanding	656,372	428,807	639,366	427,260
Diluted EPS	$0.03	$(4.82)	$(1.92)	$(10.08)
Securities that could potentially dilute EPS in the future, and which were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
6.50% convertible senior notes	61,728	4,070	61,728	2,035
PSP1 Warrants	—	6,368	5,632	3,184
Restricted stock unit awards	1,182	5,781	3,191	5,357
Treasury Loan Warrants	—	—	1,755	—
PSP2 Warrants	—	—	1,242	—
PSP3 Warrants	—	—	34	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our reported operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Passenger revenue:
Passenger travel	$5,995	$1,006	$8,888	$8,085
Loyalty revenue - travel (1)	550	102	836	703
Total passenger revenue	6,545	1,108	9,724	8,788
Cargo	326	130	641	277
Other:
Loyalty revenue - marketing services (2)	529	356	986	927
Other revenue	78	28	135	145
Total other revenue	607	384	1,121	1,072
Total operating revenues	$7,478	$1,622	$11,486	$10,137

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
(2)During the three months ended June 30, 2021 and 2020, cash payments from co-branded credit card and other partners was $684 million and $573 million, respectively. During the six months ended June 30, 2021 and 2020, cash payments from co-branded credit card and other partners was $1.7 billion and $1.8 billion, respectively.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic	$5,444	$1,026	$8,099	$6,806
Latin America	936	34	1,417	1,214
Atlantic	125	42	147	565
Pacific	40	6	61	203
Total passenger revenue	$6,545	$1,108	$9,724	$8,788
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

	June 30, 2021	December 31, 2020
	(In millions)
Loyalty program liability	$9,306	$9,195
Air traffic liability	7,095	4,757
Total	$16,401	$13,952

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2020	$9,195
Deferral of revenue	983
Recognition of revenue (1)	(872)
Balance at June 30, 2021 (2)	$9,306

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. In response to the COVID-19 pandemic, we suspended the expiration of mileage credits through December 31, 2021 and eliminated mileage reinstatement fees for canceled award tickets. As of June 30, 2021, our current loyalty program liability was $2.6 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the COVID-19 pandemic, we will continue to monitor redemption patterns and may adjust our estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2021, $1.2 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2020. In response to the COVID-19 pandemic, we extended the contract duration for certain tickets to March 31, 2022, principally those tickets which were scheduled to expire from March 1, 2020 through March 31, 2021. Additionally, we have eliminated change fees for most domestic and international tickets. As of June 30, 2021, the air traffic liability included approximately $1.6 billion of travel credits related to these unused tickets. Given this change in contract duration and uncertainty surrounding the future demand for air travel, our estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as our estimates of refunds may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2021	December 31, 2020
Secured
2013 Term Loan Facility, variable interest rate of 1.85%, installments through 2025	$1,770	$1,788
2013 Revolving Facility	—	750
2014 Term Loan Facility, variable interest rate of 1.85%, installments through 2027	1,208	1,220
2014 Revolving Facility	—	1,643
April 2016 Spare Parts Term Loan Facility, variable interest rate of 2.10%, installments through 2023	950	960
April 2016 Revolving Facility	—	450
December 2016 Term Loan Facility, variable interest rate of 2.07%, installments through 2023	1,200	1,200
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
Treasury Term Loan Facility	—	550
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026	3,500	—
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029	3,000	—
AAdvantage Term Loan Facility, variable interest rate of 5.50%, installments beginning in July 2023 through April 2028	3,500	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 3.91%, maturing from 2021 to 2032	10,176	11,013
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.22% to 4.64%, averaging 1.85%, maturing from 2021 to 2032	3,788	4,417
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,129	1,064
	33,921	28,755
Unsecured
PSP1 Promissory Note	1,765	1,765
PSP2 Promissory Note	1,035	—
PSP3 Promissory Note	946	—
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
5.000% senior notes, interest only payments until due in June 2022	750	750
3.75% senior notes, interest only payments until due in March 2025	500	500
	5,996	4,015
Total long-term debt	39,917	32,770
Less: Total unamortized debt discount, premium and issuance costs	496	749
Less: Current maturities	2,692	2,697
Long-term debt, net of current maturities	$36,729	$29,324

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
As of June 30, 2021, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Short-term Revolving and Other Facilities	470
Total	$3,313
American has an undrawn $400 million short-term revolving credit facility it entered into in December 2019, which was set to expire at the beginning of July 2021 but which has been extended through the beginning of October 2021 and the available amount thereunder increased to $500 million. American has the option to extend further this short-term revolving credit facility to January 2022. American also currently has approximately $70 million of available borrowing base under a cargo receivables facility that was entered into in December 2020. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities and airport slots, as well as certain intellectual property and loyalty program assets.
6.50% Convertible Senior Notes
At June 30, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $309 million. The last reported sale price per share of our common stock (as defined in the Convertible Notes Indenture) exceeded 130% of the conversion price of the Convertible Notes for each of at least 20 trading days during the 30 consecutive trading days ending on June 30, 2021. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes may convert at their option at any time during the quarter ending September 30, 2021. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
2021 Financing Activities
2013, 2014 and April 2016 Revolving Facilities
In March 2021, American repaid in full the $750 million of revolving loans outstanding under the 2013 Revolving Facility, the $1.6 billion of revolving loans outstanding under the 2014 Revolving Facility and the $450 million of revolving loans outstanding under the April 2016 Revolving Facility. Following the March 2021 repayment, American is able to draw upon the commitments under these revolving facilities again as needed upon the terms of the underlying credit agreements or leave them undrawn, in each case, until such commitments expire, which is currently scheduled to occur in 2024 for substantially all of such commitments. As of June 30, 2021, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility, the 2014 Revolving Facility or the April 2016 Revolving Facility.
PSP2 Promissory Note
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP2 Agreement, AAG issued the PSP2 Promissory Note to Treasury, which provides for our unconditional promise to pay to Treasury the principal sum of $1.0 billion, and the guarantee of our obligations under the PSP2 Promissory Note by the Subsidiaries.
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
PSP3 Promissory Note
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP3 Agreement, AAG issued the PSP3 Promissory Note to Treasury, which provides for our unconditional promise to pay to Treasury the principal sum of $946 million, subject to an increase equal to 30% of the amount of any additional PSP3 Installment disbursed under the PSP3 Agreement, and the guarantee of our obligations under the PSP3 Promissory Note by the Subsidiaries.
The PSP3 Promissory Note bears interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the PSP3 Closing Date and 2.00% plus an interest rate based on the secured overnight financing rate per annum or other benchmark replacement rate consistent with customary market conventions (but not to be less than 0.00%) thereafter until the tenth anniversary of the PSP3 Closing Date (the PSP3 Maturity Date), and interest accrued thereon will be payable in arrears on the last business day of March and September of each year, beginning on September 30, 2021. The aggregate principal amount outstanding under the PSP3 Promissory Note, together with all accrued and unpaid interest thereon and all other amounts payable under the PSP3 Promissory Note, will be due and payable on the PSP3 Maturity Date.
We may, at any time and from time to time, voluntarily prepay amounts outstanding under the PSP3 Promissory Note, in whole or in part, without penalty or premium. Within 30 days of the occurrence of certain change of control triggering events, we are required to prepay the aggregate outstanding principal amount of the PSP3 Promissory Note at such time, together with any accrued interest or other amounts owing under the PSP3 Promissory Note at such time.
The PSP3 Promissory Note is our senior unsecured obligation and each guarantee of the PSP3 Promissory Note is the senior unsecured obligation of each of the Subsidiaries, respectively. The PSP3 Promissory Note contains events of default, including cross-default with respect to acceleration or failure to pay at maturity other material indebtedness. Upon the occurrence of an event of default and subject to certain grace periods, the outstanding obligations under the PSP3 Promissory Note may, and in certain circumstances will automatically, be accelerated and become due and payable immediately.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
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
JFK Special Facility Revenue Bonds
In January 2020, American and British Airways announced the start of construction projects to upgrade New York's JFK Terminal 8 (the Terminal). The renovation projects at the Terminal include: (i) the reconfiguration or elimination of certain existing gates and the construction of jumbo gates, (ii) the construction of approximately 51,000 square feet of new terminal building space and the refurbishment of 73,300 square feet of existing terminal space, (iii) the expansion of the baggage system capacity of the Terminal, (iv) improvements to the premium passenger lounges, check-in and, potentially, security access areas, and (v) bathroom refreshment, new signage, and other upgrades. The construction project is currently scheduled to be completed in 2023 and is estimated to cost approximately $439 million, of which approximately $298 million was funded with proceeds of the special facility revenue bonds issued by the New York Transportation Development Corporation (NYTDC) on behalf of American in June 2020 (the 2020 JFK Bonds) and approximately $84 million of which will be funded with proceeds of the approximately $150 million of special facility revenue bonds the NYTDC issued in June 2021 (the 2021 JFK Bonds).
American is required to pay debt service on the 2021 JFK Bonds through payments under a loan agreement with NYTDC (as amended), and American and AAG guarantee the 2021 JFK Bonds. American continues to pay debt service on the outstanding bonds issued by NYTDC on behalf of American in 2016 and 2020 (the 2016 and 2020 JFK Bonds) and American and AAG continue to guarantee the 2016 and 2020 JFK Bonds. American’s and AAG’s obligations under these guarantees are secured by a leasehold mortgage on American’s lease of the Terminal and related property from the Port Authority of New York and New Jersey.
The 2021 JFK Bonds, in aggregate, were priced at par value. The gross proceeds from the issuance of the 2021 JFK Bonds were approximately $150 million. Of this amount, approximately $4 million was used to fund the costs of issuance of the 2021 JFK Bonds, approximately $62 million was used to fund the redemption of the 2016 and 2020 JFK Bonds due August 2021, with the remaining amount of proceeds received to be held in restricted cash and short-term investments on the condensed consolidated balance sheet and to be used to finance a portion of the cost of the renovation and expansion of the Terminal. The 2021 JFK Bonds are comprised of term bonds, $70 million of which bear interest at 2.25% per annum and mature on August 1, 2026, and $80 million of which bear interest at 3.00% per annum and mature on August 1, 2031.
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
During the three and six months ended June 30, 2021, we recorded an income tax benefit of $10 million and $333 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
7. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2021.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2021
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$3,983	$3,983	$—	$—
Corporate obligations	9,492	—	9,492	—
Bank notes/certificates of deposit/time deposits	2,835	—	2,835	—
Repurchase agreements	1,315	—	1,315	—
	17,625	3,983	13,642	—
Restricted cash and short-term investments (1), (3)	999	785	214	—
Long-term investments (4)	168	168	—	—
Total	$18,792	$4,936	$13,856	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral associated with the payment of certain fees and interest in respect of the AAdvantage Financing, money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK as well as collateral held to support workers' compensation obligations.
(4)Long-term investments primarily include our equity investment in China Southern Airlines, in which we presently own a 1.8% equity interest, and are classified in other assets on the condensed consolidated balance sheet.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $3.7 billion and $2.3 billion as of June 30, 2021 and December 31, 2020, respectively, which would have been classified as Level 3 in the fair value hierarchy. The fair value of our Convertible Notes was $1.6 billion and $1.2 billion as of June 30, 2021 and December 31, 2020, respectively.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$39,421	$41,521	$32,021	$30,454

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2021	2020	2021	2020
Service cost	$1	$1	$3	$2
Interest cost	131	154	8	8
Expected return on assets	(271)	(252)	(3)	(3)
Settlements	—	4	—	—
Amortization of:
Prior service cost (benefit)	7	7	(3)	(52)
Unrecognized net loss (gain)	52	41	(6)	(5)
Net periodic benefit income	$(80)	$(45)	$(1)	$(50)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2021	2020	2021	2020
Service cost	$2	$2	$5	$3
Interest cost	262	307	14	14
Expected return on assets	(543)	(505)	(6)	(6)
Special termination benefits	—	—	139	—
Settlements	—	4	—	—
Amortization of:
Prior service cost (benefit)	14	14	(7)	(106)
Unrecognized net loss (gain)	105	83	(11)	(12)
Net periodic benefit cost (income)	$(160)	$(95)	$134	$(107)
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
During the first quarter of 2021, we remeasured our retiree medical and other postretirement benefits to account for enhanced healthcare benefits provided to eligible team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. For the six months ended June 30, 2021, we recognized a $139 million special charge for these enhanced healthcare benefits and increased our postretirement benefits obligation by $139 million.
In January 2021, we made $241 million in contributions to our pension plans, including a contribution of $130 million for the 2020 calendar year that was permitted to be deferred to January 4, 2021 as provided under the CARES Act. On March 11, 2021, the ARP was enacted, which included funding relief provisions benefiting single employer qualified retirement benefit pension plans such as those sponsored by us. Based on our current understanding of the ARP provisions applicable to our pension plans, we will have no additional funding requirements for 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2020	$(6,236)	$(2)	$(865)		$(7,103)
Other comprehensive income (loss) before reclassifications	35	—	(8)		27
Amounts reclassified from AOCI	101	—	(22)	(2)	79
Net current-period other comprehensive income (loss)	136	—	(30)		106
Balance at June 30, 2021	$(6,100)	$(2)	$(895)		$(6,997)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax benefit on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$3	$(34)	$6	$(71)	Nonoperating other income (expense), net
Actuarial loss	36	30	73	58	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$39	$(4)	$79	$(13)
10. Regional Expenses
Our regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include our wholly-owned regional carriers as well as third-party regional carriers. Substantially all of our regional carrier arrangements are in the form of capacity purchase agreements. Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations.
Beginning in the first quarter of 2021, aircraft fuel and related taxes as well as certain salaries, wages and benefits, other rent and landing fees, selling and other expenses are no longer allocated to regional expenses on our condensed consolidated statements of operations. The second quarter and six months ended June 30, 2020 condensed consolidated statements of operations have been recast to conform to the 2021 presentation. This statement of operations presentation change has no impact on total operating expenses or net loss.
Regional expenses for the three months ended June 30, 2021 and 2020 include $77 million and $84 million of depreciation and amortization, respectively, and $2 million and $3 million of aircraft rent, respectively. Regional expenses for the six months ended June 30, 2021 and 2020 include $159 million and $168 million of depreciation and amortization, respectively, and $4 million and $8 million of aircraft rent, respectively.
During the three months ended June 30, 2021 and 2020, we recognized $91 million and $61 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). During the six months ended June 30, 2021 and 2020, we recognized $218 million and $211 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

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
Pursuant to rulings of the Bankruptcy Court, the Plan established a disputed claims reserve (the Disputed Claims Reserve) to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. We are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. As of June 30, 2021, the Disputed Claims Reserve held approximately 4.8 million shares of AAG common stock.
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
12. Subsequent Event
April 2016 Spare Parts Term Loan Facility
On July 22, 2021, American repaid in full the outstanding term loans in the aggregate principal amount of $950 million and terminated the April 2016 Spare Parts Term Loan Facility. The April 2016 Revolving Facility, in the aggregate principal amount of $450 million, none of which was drawn or outstanding as of June 30, 2021, and which has a final maturity of October 2024, remains in place.

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues:
Passenger	$6,545	$1,108	$9,724	$8,788
Cargo	326	130	641	277
Other	607	384	1,120	1,071
Total operating revenues	7,478	1,622	11,485	10,136
Operating expenses:
Aircraft fuel and related taxes	1,611	309	2,644	2,092
Salaries, wages and benefits	2,860	2,610	5,590	5,827
Regional expenses	639	447	1,264	1,555
Maintenance, materials and repairs	459	287	835	915
Other rent and landing fees	686	413	1,256	1,024
Aircraft rent	356	334	706	669
Selling expenses	277	57	427	442
Depreciation and amortization	481	499	959	1,059
Special items, net	(1,288)	(1,494)	(2,996)	(362)
Other	958	601	1,676	1,891
Total operating expenses	7,039	4,063	12,361	15,112
Operating income (loss)	439	(2,441)	(876)	(4,976)
Nonoperating income (expense):
Interest income	9	92	18	196
Interest expense, net	(447)	(255)	(780)	(515)
Other income (expense), net	49	72	158	(33)
Total nonoperating expense, net	(389)	(91)	(604)	(352)
Income (loss) before income taxes	50	(2,532)	(1,480)	(5,328)
Income tax benefit	(1)	(564)	(315)	(1,191)
Net income (loss)	$51	$(1,968)	$(1,165)	$(4,137)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$51	$(1,968)	$(1,165)	$(4,137)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	39	(4)	105	(131)
Investments	—	21	—	(1)
Total other comprehensive income (loss), net of tax	39	17	105	(132)
Total comprehensive income (loss)	$90	$(1,951)	$(1,060)	$(4,269)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$305	$231
Short-term investments	17,609	6,617
Restricted cash and short-term investments	999	609
Accounts receivable, net	1,240	1,334
Receivables from related parties, net	5,328	7,877
Aircraft fuel, spare parts and supplies, net	1,693	1,520
Prepaid expenses and other	631	633
Total current assets	27,805	18,821
Operating property and equipment
Flight equipment	37,235	37,485
Ground property and equipment	8,772	8,836
Equipment purchase deposits	714	1,446
Total property and equipment, at cost	46,721	47,767
Less accumulated depreciation and amortization	(16,826)	(16,393)
Total property and equipment, net	29,895	31,374
Operating lease right-of-use assets	7,917	7,994
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $765 and $745, respectively	2,008	2,029
Deferred tax asset	3,520	3,235
Other assets	1,713	1,671
Total other assets	11,332	11,026
Total assets	$76,949	$69,215
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$2,053	$2,800
Accounts payable	2,069	1,116
Accrued salaries and wages	1,504	1,661
Air traffic liability	7,095	4,757
Loyalty program liability	2,632	2,033
Operating lease liabilities	1,577	1,641
Other accrued liabilities	3,403	2,300
Total current liabilities	20,333	16,308
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	31,985	26,182
Pension and postretirement benefits	6,586	7,027
Loyalty program liability	6,674	7,162
Operating lease liabilities	6,677	6,739
Other liabilities	1,347	1,449
Total noncurrent liabilities	53,269	48,559
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,108	17,050
Accumulated other comprehensive loss	(7,089)	(7,194)
Retained deficit	(6,672)	(5,508)
Total stockholder's equity	3,347	4,348
Total liabilities and stockholder’s equity	$76,949	$69,215
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$6,134	$2,295
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	133	(1,208)
Proceeds from sale-leaseback transactions	163	376
Proceeds from sale of property and equipment	161	148
Purchases of short-term investments	(13,827)	(7,936)
Sales of short-term investments	2,837	2,131
Increase in restricted short-term investments	(404)	(386)
Other investing activities	(71)	(62)
Net cash used in investing activities	(11,008)	(6,937)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,115	6,868
Payments on long-term debt and finance leases	(5,016)	(1,971)
Deferred financing costs	(165)	(75)
Net cash provided by financing activities	4,934	4,822
Net increase in cash and restricted cash	60	180
Cash and restricted cash at beginning of period	385	277
Cash and restricted cash at end of period (1)	$445	$457

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$704	$412
Property and equipment acquired through finance leases	61	—
Settlement of bankruptcy obligations	—	56
Deferred financing costs paid through issuance of debt	—	17
Supplemental information:
Interest paid, net	615	469
Income taxes paid	1	2

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$305	$452
Restricted cash included in restricted cash and short-term investments	140	5
Total cash and restricted cash	$445	$457
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2020	$—	$17,050	$(7,194)	$(5,508)	$4,348
Net loss	—	—	—	(1,215)	(1,215)
Other comprehensive income, net	—	—	66	—	66
Share-based compensation expense	—	38	—	—	38
Balance at March 31, 2021	—	17,088	(7,128)	(6,723)	3,237
Net income	—	—	—	51	51
Other comprehensive income, net	—	—	39	—	39
Share-based compensation expense	—	20	—	—	20
Balance at June 30, 2021	$—	$17,108	$(7,089)	$(6,672)	$3,347

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2019	$—	$16,903	$(6,423)	$2,942	$13,422
Net loss	—	—	—	(2,169)	(2,169)
Other comprehensive loss, net	—	—	(149)	—	(149)
Share-based compensation expense	—	18	—	—	18
Intercompany equity transfer	—	56	—	—	56
Balance at March 31, 2020	—	16,977	(6,572)	773	11,178
Net loss	—	—	—	(1,968)	(1,968)
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	31	—	—	31
Balance at June 30, 2020	$—	$17,008	$(6,555)	$(1,195)	$9,258
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, testing regimes, closing of borders, “stay at home” orders and business closures. As a result, American has experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in its revenues. While global vaccination efforts are underway and demand for air travel has begun to return, the continued impact of COVID-19, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 such as has occurred throughout Western Europe and Latin America during the first six months of 2021, cannot be estimated.
American has taken aggressive actions to mitigate the effects of the COVID-19 pandemic on its business, including deep capacity reductions, structural changes to its fleet, cost reductions, and steps to preserve cash and improve its overall liquidity position. American remains extremely focused on taking all self-help measures available to manage its business during this unprecedented time, consistent with the terms of the financial assistance it has received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law) and Section 7301 of the American Rescue Plan Act of 2021 (the ARP).
Capacity Reductions
American's capacity (as measured by available seat miles) continues to be significantly reduced compared to pre-COVID-19 pandemic levels with flying during the second quarter of 2021 down 24.6% as compared to the second quarter of 2019. Domestic capacity in the second quarter of 2021 was down 12.8% while international capacity was down 46.5% versus the second quarter of 2019.
While demand for domestic and short-haul international markets has largely recovered to 2019 levels, uncertainty continues to exist. American will continue to match its forward capacity with observed booking trends for future travel and make further adjustments to American's capacity as needed.
Cost Reductions
American has reduced its 2021 operating expenditures as a result of permanent non-volume cost reductions and other efficiency measures. These reductions include labor productivity enhancements, management salaries and benefits and other permanent cost reductions. Also, an additional 1,600 represented team members opted in to a voluntary early retirement program, which occurred during the first quarter of 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Liquidity
As of June 30, 2021, American had $21.2 billion in total available liquidity, consisting of $17.9 billion in unrestricted cash and short-term investments, $2.8 billion in an undrawn capacity under revolving credit facilities and a total of $470 million in undrawn short-term revolving and other facilities.
During the first six months of 2021, American completed the following financing transactions (see Note 4 for further information):
•issued $3.5 billion in aggregate principal amount of 5.50% Senior Secured Notes due 2026 and $3.0 billion in aggregate principal amount of 5.75% Senior Secured Notes due 2029 and entered into the $3.5 billion AAdvantage Term Loan Facility of which the full amount of term loans was drawn at closing;
•repaid in full $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility, all of which was borrowed in the second quarter of 2020 in response to the COVID-19 pandemic;
•repaid the $550 million of outstanding loans under the $7.5 billion secured term loan facility with the U.S. Department of the Treasury (Treasury) (the Treasury Loan Agreement) and terminated the Treasury Loan Agreement;
•issued approximately $150 million in special facility revenue bonds related to John F. Kennedy International Airport (JFK), of which $62 million was used to fund the redemption of other bonds related to JFK; and
•raised $163 million principally from aircraft sale-leaseback transactions.
In addition to the foregoing financings, during the first quarter of 2021, AAG and the Subsidiaries (as defined below) received an aggregate of approximately $3.1 billion in financial assistance through the payroll support program (PSP2) established under the PSP Extension Law. In April 2021, AAG and the Subsidiaries received an additional installment of $463 million for an aggregate $3.5 billion of such PSP2 financial assistance. In connection with AAG and the Subsidiaries receipt of this financial assistance, AAG issued a promissory note (the PSP2 Promissory Note) to Treasury for $1.0 billion in aggregate principal amount and warrants to purchase up to an aggregate of approximately 6.6 million shares (the PSP2 Warrant Shares) of AAG common stock.
During the second quarter of 2021, AAG and the Subsidiaries received an aggregate of approximately $3.3 billion in financial assistance through the payroll support program (PSP3) established under the ARP. In connection with AAG and the Subsidiaries receipt of this financial assistance, AAG issued a promissory note (the PSP3 Promissory Note) to Treasury for $946 million in aggregate principal amount and warrants to purchase up to an aggregate of approximately 4.4 million shares (the PSP3 Warrant Shares) of AAG common stock. See below for further discussion on PSP2 and PSP3.
A significant portion of American’s debt financing agreements contain covenants requiring it to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value, collateral coverage and/or debt service coverage ratio covenants.
Given the above actions and American’s current assumptions about the future impact of the COVID-19 pandemic on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, American expects to meet its cash obligations as well as remain in compliance with the debt covenants in its existing financing agreements for the next 12 months based on its current level of unrestricted cash and short-term investments, its anticipated access to liquidity (including via proceeds from financings), and projected cash flows from operations.
PSP2
On January 15, 2021 (the PSP2 Closing Date), American, Envoy Air Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA and together with American, Envoy and Piedmont, the Subsidiaries), entered into a Payroll Support Program Extension Agreement (the PSP2 Agreement) with Treasury, with respect to PSP2 as provided pursuant to the PSP Extension Law. In connection with AAG and the Subsidiaries’ entry into the PSP2 Agreement, on the PSP2 Closing Date, AAG also entered into a warrant agreement (the PSP2 Warrant Agreement) with Treasury and issued the PSP2 Promissory Note to Treasury, with the Subsidiaries as guarantors.

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
Pursuant to the PSP2 Agreement, Treasury provided AAG and its Subsidiaries financial assistance in three installments (each prior installment and any future installment disbursement, an Installment) totaling approximately $3.5 billion in the aggregate, all of which was received as of June 30, 2021. As partial compensation to the U.S. Government for the provision of financial assistance under PSP2, AAG issued the PSP2 Promissory Note in the aggregate principal amount of $1.0 billion and issued warrants (each a PSP2 Warrant and, collectively, the PSP2 Warrants) to Treasury to purchase up to an aggregate of approximately 6.6 million shares of AAG common stock for an exercise price of $15.66 per share, subject to adjustment. See below for more information on the PSP2 Warrant Agreement and PSP2 Warrants.
For accounting purposes, the $3.5 billion of aggregate financial assistance AAG and the Subsidiaries received pursuant to the PSP2 Agreement is allocated to the PSP2 Promissory Note, the PSP2 Warrants and the other PSP2 financial assistance (the PSP2 Financial Assistance). The aggregate principal amount of $1.0 billion of the PSP2 Promissory Note was recorded as unsecured long-term debt, and the total fair value of the PSP2 Warrants of $76 million, estimated using a Black-Scholes option pricing model, was recorded in stockholders' deficit in AAG's condensed consolidated balance sheet. The remaining amount of approximately $2.4 billion of PSP2 Financial Assistance was recognized as a credit to special items, net in the condensed consolidated statement of operations primarily in the first quarter of 2021, the remaining period over which the continuation of payment of eligible employee wages, salaries and benefits was required. The third installment of PSP2 Financial Assistance was received and recognized as a credit to special items, net in the second quarter of 2021. For the three and six months ended June 30, 2021, $314 million and $2.4 billion of PSP2 Financial Assistance, respectively, was recognized as a credit to special items, net in the condensed consolidated statements of operations.
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
Pursuant to the PSP2 Warrant Agreement, AAG issued to Treasury PSP2 Warrants to purchase up to an aggregate of approximately 6.6 million shares of AAG common stock for an exercise price of $15.66 per share, subject to adjustment.
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
PSP3
On April 23, 2021 (the PSP3 Closing Date), American, Envoy, Piedmont and PSA (collectively, the Subsidiaries), entered into a Payroll Support Program 3 Agreement (the PSP3 Agreement) with Treasury, with respect to PSP3 as provided pursuant to the ARP. In connection with AAG and the Subsidiaries’ entry into the PSP3 Agreement, on the PSP3 Closing Date, AAG also entered into a warrant agreement (the PSP3 Warrant Agreement) with Treasury and issued the PSP3 Promissory Note to Treasury, with the Subsidiaries as guarantors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

PSP3 Agreement
In connection with PSP3, AAG and the Subsidiaries are required to comply with the relevant provisions of the ARP, which are substantially similar as the restrictions contained in the Payroll Support Program Agreement entered into by the Subsidiaries with Treasury in connection with the payroll support program established under the CARES Act, but are in effect for a longer time period. These provisions include the requirement that funds provided pursuant to the PSP3 Agreement be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits through at least September 30, 2021, the provisions that prohibit the repurchase of AAG common stock, and the payment of common stock dividends through at least September 30, 2022, the provisions that restrict the payment of certain executive compensation until April 1, 2023. As was the case with PSP1 and PSP2, the PSP3 Agreement also imposes substantial reporting obligations on AAG and the Subsidiaries.
Pursuant to the PSP3 Agreement, Treasury provided AAG and the Subsidiaries financial assistance in two installments (each prior installment and any future installment disbursement, a PSP3 Installment) totaling approximately $3.3 billion in the aggregate, all of which was received as of June 30, 2021. As partial compensation to the U.S. Government for the provision of financial assistance under PSP3, AAG issued the PSP3 Promissory Note in the aggregate principal amount of $946 million and issued warrants (each a PSP3 Warrant and, collectively, the PSP3 Warrants) to Treasury to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock for an exercise price of $21.75 per share, subject to adjustment. See below for more information on the PSP3 Warrant Agreement and PSP3 Warrants.
For accounting purposes, the $3.3 billion of aggregate financial assistance AAG and the Subsidiaries received pursuant to the PSP3 Agreement is allocated to the PSP3 Promissory Note, the PSP3 Warrants and the other PSP3 financial assistance (the PSP3 Financial Assistance). The aggregate principal amount of $946 million of the PSP3 Promissory Note was recorded as unsecured long-term debt, and the total fair value of the PSP3 Warrants of $46 million, estimated using a Black-Scholes option pricing model, was recorded in stockholders' deficit in AAG's condensed consolidated balance sheet. The remaining amount of approximately $2.3 billion of PSP3 Financial Assistance will be recognized as a credit to special items, net in the condensed consolidated statement of operations in the second and third quarters of 2021, the remaining period over which the continuation of payment of eligible employee wages, salaries and benefits is expected, as required by the PSP3 Agreement. At June 30, 2021, approximately $1.1 billion of the PSP3 Financial Assistance was deferred in other accrued liabilities in the condensed consolidated balance sheet and approximately $1.2 billion was recognized as a credit to special items, net in the condensed consolidated statement of operations.
PSP3 Warrant Agreement and PSP3 Warrants
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP3 Agreement, and pursuant to the PSP3 Warrant Agreement, AAG issued the PSP3 Warrants to Treasury to purchase PSP3 Warrant Shares. The exercise price of the PSP3 Warrant Shares is $21.75 per share, subject to certain anti-dilution provisions provided for in the PSP3 Warrants.
Pursuant to the PSP3 Warrant Agreement, AAG issued to Treasury PSP3 Warrants to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock for an exercise price of $21.75 per share, subject to adjustment.
The PSP3 Warrants do not have any voting rights and are freely transferrable, with registration rights. Each PSP3 Warrant expires on the fifth anniversary of the date of issuance of such PSP3 Warrant. The PSP3 Warrants will be exercisable either through net share settlement or cash, at AAG's option. The PSP3 Warrants were and will be issued solely as compensation to the U.S. Government related to entry into the PSP3 Agreement. No separate proceeds (apart from the financial assistance described above) were received upon issuance of the PSP3 Warrants or will be received upon exercise thereof.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PSP Financial Assistance (1)	$(1,288)	$(1,803)	$(3,170)	$(1,803)
Severance expenses (2)	—	332	168	537
Mark-to-market adjustments on bankruptcy obligations, net (3)	—	—	6	(49)
Fleet impairment (4)	—	—	—	743
Labor contract expenses (5)	—	10	—	228
Other operating special items, net	—	(33)	—	(18)
Mainline operating special items, net	(1,288)	(1,494)	(2,996)	(362)

PSP Financial Assistance (1)	(167)	(216)	(410)	(216)
Fleet impairment (4)	—	13	27	106
Regional operating special items, net	(167)	(203)	(383)	(110)
Operating special items, net	(1,455)	(1,697)	(3,379)	(472)

Mark-to-market adjustments on equity and other investments, net (6)	37	—	(13)	180
Debt refinancing, extinguishment and other, net	—	11	26	48
Nonoperating special items, net	37	11	13	228

(1)The 2021 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP2 and PSP3 Agreements. See Note 1(b) for further information. The 2020 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP1 Agreement.
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments related to American's voluntary early retirement programs for the three and six months ended June 30, 2021 were approximately $120 million and $290 million, respectively.
(3)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.
(4)Fleet impairment resulted from American's decision to retire certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the first six months of 2021, American retired its remaining fleet of Embraer 140 aircraft resulting in a non-cash write-down of these aircraft. In the first six months of 2020, American retired its Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a $773 million non-cash write-down of mainline and regional aircraft and associated spare parts and $76 million in cash charges primarily for impairment of ROU assets and lease return costs.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American's reported operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Passenger revenue:
Passenger travel	$5,995	$1,006	$8,888	$8,085
Loyalty revenue - travel (1)	550	102	836	703
Total passenger revenue	6,545	1,108	9,724	8,788
Cargo	326	130	641	277
Other:
Loyalty revenue - marketing services (2)	529	356	986	927
Other revenue	78	28	134	144
Total other revenue	607	384	1,120	1,071
Total operating revenues	$7,478	$1,622	$11,485	$10,136

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
(2)During the three months ended June 30, 2021 and 2020, cash payments from co-branded credit card and other partners was $684 million and $573 million, respectively. During the six months ended June 30, 2021 and 2020, cash payments from co-branded credit card and other partners was $1.7 billion and $1.8 billion, respectively.
The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic	$5,444	$1,026	$8,099	$6,806
Latin America	936	34	1,417	1,214
Atlantic	125	42	147	565
Pacific	40	6	61	203
Total passenger revenue	$6,545	$1,108	$9,724	$8,788
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

	June 30, 2021	December 31, 2020
	(In millions)
Loyalty program liability	$9,306	$9,195
Air traffic liability	7,095	4,757
Total	$16,401	$13,952

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2020	$9,195
Deferral of revenue	983
Recognition of revenue (1)	(872)
Balance at June 30, 2021 (2)	$9,306

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. In response to the COVID-19 pandemic, American suspended the expiration of mileage credits through December 31, 2021 and eliminated mileage reinstatement fees for canceled award tickets. As of June 30, 2021, American's current loyalty program liability was $2.6 billion and represents American's current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the COVID-19 pandemic, American will continue to monitor redemption patterns and may adjust its estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2021, $1.2 billion of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2020. In response to the COVID-19 pandemic, American extended the contract duration for certain tickets to March 31, 2022, principally those tickets which were scheduled to expire from March 1, 2020 through March 31, 2021. Additionally, American has eliminated change fees for most domestic and international tickets. As of June 30, 2021, the air traffic liability included approximately $1.6 billion of travel credits related to these unused tickets. Given this change in contract duration and uncertainty surrounding the future demand for air travel, American's estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as American's estimates of refunds may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2021	December 31, 2020
Secured
2013 Term Loan Facility, variable interest rate of 1.85%, installments through 2025	$1,770	$1,788
2013 Revolving Facility	—	750
2014 Term Loan Facility, variable interest rate of 1.85%, installments through 2027	1,208	1,220
2014 Revolving Facility	—	1,643
April 2016 Spare Parts Term Loan Facility, variable interest rate of 2.10%, installments through 2023	950	960
April 2016 Revolving Facility	—	450
December 2016 Term Loan Facility, variable interest rate of 2.07%, installments through 2023	1,200	1,200
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
Treasury Term Loan Facility	—	550
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026	3,500	—
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029	3,000	—
AAdvantage Term Loan Facility, variable interest rate of 5.50%, installments beginning in July 2023 through April 2028	3,500	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 3.91%, maturing from 2021 to 2032	10,176	11,013
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.22% to 4.64%, averaging 1.85%, maturing from 2021 to 2032	3,788	4,417
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,129	1,040
Total long-term debt	33,921	28,731
Less: Total unamortized debt discount, premium and issuance costs	462	321
Less: Current maturities	1,946	2,700
Long-term debt, net of current maturities	$31,513	$25,710
As of June 30, 2021, the maximum availability under American's revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Short-term Revolving and Other Facilities	470
Total	$3,313
American has an undrawn $400 million short-term revolving credit facility it entered into in December 2019, which was set to expire at the beginning of July 2021 but which has been extended through the beginning of October 2021 and the available amount thereunder increased to $500 million. American has the option to extend further this short-term revolving credit facility to January 2022. American also currently has approximately $70 million of available borrowing base under a cargo receivables facility that was entered into in December 2020. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Secured financings are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities and airport slots, as well as certain intellectual property and loyalty program assets.
2021 Financing Activities
2013, 2014 and April 2016 Revolving Facilities
In March 2021, American repaid in full the $750 million of revolving loans outstanding under the 2013 Revolving Facility, the $1.6 billion of revolving loans outstanding under the 2014 Revolving Facility and the $450 million of revolving loans outstanding under the April 2016 Revolving Facility. Following the March 2021 repayment, American is able to draw upon the commitments under these revolving facilities again as needed upon the terms of the underlying credit agreements or leave them undrawn, in each case, until such commitments expire, which is currently scheduled to occur in 2024 for substantially all of such commitments. As of June 30, 2021, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility, the 2014 Revolving Facility or the April 2016 Revolving Facility.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
JFK Special Facility Revenue Bonds
In January 2020, American and British Airways announced the start of construction projects to upgrade New York's JFK Terminal 8 (the Terminal). The renovation projects at the Terminal include: (i) the reconfiguration or elimination of certain existing gates and the construction of jumbo gates, (ii) the construction of approximately 51,000 square feet of new terminal building space and the refurbishment of 73,300 square feet of existing terminal space, (iii) the expansion of the baggage system capacity of the Terminal, (iv) improvements to the premium passenger lounges, check-in and, potentially, security access areas, and (v) bathroom refreshment, new signage, and other upgrades. The construction project is currently scheduled to be completed in 2023 and is estimated to cost approximately $439 million, of which approximately $298 million was funded with proceeds of the special facility revenue bonds issued by the New York Transportation Development Corporation (NYTDC) on behalf of American in June 2020 (the 2020 JFK Bonds) and approximately $84 million of which will be funded with proceeds of the approximately $150 million of special facility revenue bonds the NYTDC issued in June 2021 (the 2021 JFK Bonds).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

American is required to pay debt service on the 2021 JFK Bonds through payments under a loan agreement with NYTDC (as amended), and American and AAG guarantee the 2021 JFK Bonds. American continues to pay debt service on the outstanding bonds issued by NYTDC on behalf of American in 2016 and 2020 (the 2016 and 2020 JFK Bonds) and American and AAG continue to guarantee the 2016 and 2020 JFK Bonds. American’s and AAG’s obligations under these guarantees are secured by a leasehold mortgage on American’s lease of the Terminal and related property from the Port Authority of New York and New Jersey.
The 2021 JFK Bonds, in aggregate, were priced at par value. The gross proceeds from the issuance of the 2021 JFK Bonds were approximately $150 million. Of this amount, approximately $4 million was used to fund the costs of issuance of the 2021 JFK Bonds, approximately $62 million was used to fund the redemption of the 2016 and 2020 JFK Bonds due August 2021, with the remaining amount of proceeds received to be held in restricted cash and short-term investments on the condensed consolidated balance sheet and to be used to finance a portion of the cost of the renovation and expansion of the Terminal. The 2021 JFK Bonds are comprised of term bonds, $70 million of which bear interest at 2.25% per annum and mature on August 1, 2026, and $80 million of which bear interest at 3.00% per annum and mature on August 1, 2031.
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
During the three and six months ended June 30, 2021, American recorded an income tax benefit of $1 million and $315 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

6. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2021.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2021
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$3,968	$3,968	$—	$—
Corporate obligations	9,492	—	9,492	—
Bank notes/certificates of deposit/time deposits	2,834	—	2,834	—
Repurchase agreements	1,315	—	1,315	—
	17,609	3,968	13,641	—
Restricted cash and short-term investments (1), (3)	999	785	214	—
Long-term investments (4)	168	168	—	—
Total	$18,776	$4,921	$13,855	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral associated with the payment of certain fees and interest in respect of the AAdvantage Financing, money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK as well as collateral held to support workers' compensation obligations.
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
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$33,459	$35,429	$28,410	$27,193

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2021	2020	2021	2020
Service cost	$1	$1	$3	$2
Interest cost	130	153	8	8
Expected return on assets	(270)	(251)	(3)	(3)
Settlements	—	4	—	—
Amortization of:
Prior service cost (benefit)	7	7	(3)	(52)
Unrecognized net loss (gain)	52	41	(6)	(5)
Net periodic benefit income	$(80)	$(45)	$(1)	$(50)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2021	2020	2021	2020
Service cost	$2	$1	$5	$3
Interest cost	261	306	14	14
Expected return on assets	(540)	(503)	(6)	(6)
Special termination benefits	—	—	139	—
Settlements	—	4	—	—
Amortization of:
Prior service cost (benefit)	14	14	(7)	(106)
Unrecognized net loss (gain)	104	83	(11)	(12)
Net periodic benefit cost (income)	$(159)	$(95)	$134	$(107)
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
During the first quarter of 2021, American remeasured its retiree medical and other postretirement benefits to account for enhanced healthcare benefits provided to eligible team members who opted in to voluntary early retirement programs offered as a result of reductions to its operation due to the COVID-19 pandemic. For the six months ended June 30, 2021, American recognized a $139 million special charge for these enhanced healthcare benefits and increased its postretirement benefits obligation by $139 million.
In January 2021, American made $241 million in contributions to its pension plans, including a contribution of $130 million for the 2020 calendar year that was permitted to be deferred to January 4, 2021 as provided under the CARES Act. On March 11, 2021, the ARP was enacted, which included funding relief provisions benefiting single employer qualified retirement benefit pension plans such as those sponsored by American. Based on American's current understanding of the ARP provisions applicable to its pension plans, American will have no additional funding requirements for 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2020	$(6,215)	$(2)	$(977)		$(7,194)
Other comprehensive income (loss) before reclassifications	35	—	(8)		27
Amounts reclassified from AOCI	100	—	(22)	(2)	78
Net current-period other comprehensive income (loss)	135	—	(30)		105
Balance at June 30, 2021	$(6,080)	$(2)	$(1,007)		$(7,089)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax benefit on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$3	$(34)	$6	$(71)	Nonoperating other income (expense), net
Actuarial loss	36	30	72	57	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$39	$(4)	$78	$(14)
9. Regional Expenses
American's regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include AAG's wholly-owned regional carriers as well as third-party regional carriers. Substantially all of American's regional carrier arrangements are in the form of capacity purchase agreements. Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations.
Beginning in the first quarter of 2021, aircraft fuel and related taxes as well as certain salaries, wages and benefits, other rent and landing fees, selling and other expenses are no longer allocated to regional expenses on American's condensed consolidated statements of operations. The second quarter and six months ended June 30, 2020 condensed consolidated statements of operations have been recast to conform to the 2021 presentation. This statement of operations presentation change has no impact on total operating expenses or net loss.
Regional expenses for the three months ended June 30, 2021 and 2020 include $64 million and $71 million of depreciation and amortization, respectively, and $2 million and $3 million of aircraft rent, respectively. Regional expenses for the six months ended June 30, 2021 and 2020 include $132 million and $141 million of depreciation and amortization, respectively, and $4 million and $8 million of aircraft rent, respectively.
During the three months ended June 30, 2021 and 2020, American recognized $91 million and $61 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). During the six months ended June 30, 2021 and 2020, American recognized $218 million and $211 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	June 30, 2021	December 31, 2020
AAG (1)	$7,487	$9,940
AAG’s wholly-owned subsidiaries (2)	(2,159)	(2,063)
Total	$5,328	$7,877

(1)The decrease in American’s net related party receivable from AAG is primarily due to cash received from the proceeds of AAG financing transactions including the PSP2 Promissory Note, the PSP3 Promissory Note and the issuance of shares of AAG common stock pursuant to an at-the-market offering.
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
Pursuant to rulings of the Bankruptcy Court, the Plan established a disputed claims reserve (the Disputed Claims Reserve) to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the Disputed Claims Reserve were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported by AAG from time to time in its quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the Disputed Claims Reserve. American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the Disputed Claims Reserve are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. As of June 30, 2021, the Disputed Claims Reserve held approximately 4.8 million shares of AAG common stock.
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
12. Subsequent Event
April 2016 Spare Parts Term Loan Facility
On July 22, 2021, American repaid in full the outstanding term loans in the aggregate principal amount of $950 million and terminated the April 2016 Spare Parts Term Loan Facility. The April 2016 Revolving Facility, in the aggregate principal amount of $450 million, none of which was drawn or outstanding as of June 30, 2021, and which has a final maturity of October 2024, remains in place.

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
Financial Overview
Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, testing regimes, closing of borders, “stay at home” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While global vaccination efforts are underway and demand for air travel has begun to return, the continued impact of COVID-19, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 such as has occurred throughout Western Europe and Latin America during the first six months of 2021, cannot be estimated.
We have taken aggressive actions to mitigate the effects of the COVID-19 pandemic on our business, including deep capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position. We remain extremely focused on taking all self-help measures available to manage our business during this unprecedented time, consistent with the terms of the financial assistance we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law) and Section 7301 of the American Rescue Plan Act of 2021 (the ARP).
Capacity Reductions
Our capacity (as measured by available seat miles) continues to be significantly reduced compared to pre-COVID-19 pandemic levels with flying during the second quarter of 2021 down 24.6% as compared to the second quarter of 2019. Domestic capacity in the second quarter of 2021 was down 12.8% while international capacity was down 46.5% versus the second quarter of 2019.
We currently expect our third quarter of 2021 system capacity to be down 15% to 20% as compared to the third quarter of 2019. While demand for domestic and short-haul international markets has largely recovered to 2019 levels, uncertainty continues to exist. We will continue to match our forward capacity with observed booking trends for future travel and make further adjustments to our capacity as needed.
Cost Reductions
In aggregate, we estimate that we have reduced our 2021 operating expenditures by more than $1.3 billion, which are permanent non-volume cost reductions and other efficiency measures. These reductions include approximately $600 million in labor productivity enhancements, $500 million in management salaries and benefits and $200 million in other permanent cost reductions. Also, an additional 1,600 represented team members opted in to a voluntary early retirement program, which occurred during the first quarter of 2021.
Liquidity
As of June 30, 2021, we had $21.3 billion in total available liquidity, consisting of $18.0 billion in unrestricted cash and short-term investments, $2.8 billion in an undrawn capacity under revolving credit facilities and a total of $470 million in undrawn short-term revolving and other facilities.
During the first six months of 2021, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information):
•issued $3.5 billion in aggregate principal amount of 5.50% Senior Secured Notes due 2026 and $3.0 billion in aggregate principal amount of 5.75% Senior Secured Notes due 2029 and entered into the $3.5 billion AAdvantage Term Loan Facility of which the full amount of term loans was drawn at closing;

•repaid in full $750 million under the 2013 Revolving Facility, $1.6 billion under the 2014 Revolving Facility and $450 million under the April 2016 Revolving Facility, all of which was borrowed in the second quarter of 2020 in response to the COVID-19 pandemic;
•repaid the $550 million of outstanding loans under the $7.5 billion secured term loan facility with the U.S. Department of the Treasury (Treasury) (the Treasury Loan Agreement) and terminated the Treasury Loan Agreement;
•issued 24.2 million shares of AAG common stock at an average price of $19.26 per share pursuant to an at-the-market offering for net proceeds of $460 million (approximately $650 million of at-the-market authorization remains available at June 30, 2021);
•issued approximately $150 million in special facility revenue bonds related to John F. Kennedy International Airport (JFK), of which $62 million was used to fund the redemption of other bonds related to JFK; and
•raised $163 million principally from aircraft sale-leaseback transactions.
In addition to the foregoing financings, during the first quarter of 2021, we received an aggregate of approximately $3.1 billion in financial assistance through the payroll support program (PSP2) established under the PSP Extension Law. In April 2021, we received an additional installment of $463 million for an aggregate $3.5 billion of such PSP2 financial assistance. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP2 Promissory Note) to Treasury for $1.0 billion in aggregate principal amount and warrants to purchase up to an aggregate of approximately 6.6 million shares (the PSP2 Warrant Shares) of AAG common stock.
During the second quarter of 2021, we received an aggregate of approximately $3.3 billion in financial assistance through the payroll support program (PSP3) established under the ARP. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP3 Promissory Note) to Treasury for $946 million in aggregate principal amount and warrants to purchase up to an aggregate of approximately 4.4 million shares (the PSP3 Warrant Shares) of AAG common stock. See Note 1 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further discussion on PSP2 and PSP3.
A significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain loan to value, collateral coverage and/or debt service coverage ratio covenants.
Given the above actions and our current assumptions about the future impact of the COVID-19 pandemic on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings), and projected cash flows from operations.

AAG’s Second Quarter 2021 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.
Beginning in the first quarter of 2021, aircraft fuel and related taxes as well as certain salaries, wages and benefits, other rent and landing fees, selling and other expenses are no longer allocated to regional expenses on our condensed consolidated statements of operations. The second quarter and six months ended June 30, 2020 condensed consolidated statements of operations have been recast to conform to the 2021 presentation within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. This statement of operations presentation change has no impact on total operating expenses or net loss.

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Passenger revenue	$6,545	$1,108	$5,437	nm (2)
Cargo revenue	326	130	196	nm
Other operating revenue	607	384	223	57.9
Total operating revenues	7,478	1,622	5,856	nm
Aircraft fuel and related taxes	1,611	309	1,302	nm
Salaries, wages and benefits	2,862	2,610	252	9.6
Total operating expenses	7,037	4,108	2,929	71.3
Operating income (loss)	441	(2,486)	(2,927)	nm
Pre-tax income (loss)	9	(2,659)	(2,668)	nm
Income tax benefit	(10)	(592)	(582)	(98.4)
Net income (loss)	19	(2,067)	(2,086)	nm

Pre-tax income (loss) – GAAP	$9	$(2,659)	$(2,668)	nm
Adjusted for: pre-tax net special items (1)	(1,418)	(1,661)	(243)	(14.6)
Pre-tax loss excluding net special items	$(1,409)	$(4,320)	$(2,911)	(67.4)

(1)See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Not meaningful or greater than 100% change. In addition, due to the volatility caused by the COVID-19 pandemic, many line item fluctuations may be expressed as not meaningful.
Pre-Tax Income (Loss) and Net Income (Loss)
Pre-tax income and net income were $9 million and $19 million, respectively, in the second quarter of 2021. This compares to second quarter 2020 pre-tax loss and net loss of $2.7 billion and $2.1 billion, respectively. Excluding the effects of pre-tax net special items, pre-tax loss was $1.4 billion and $4.3 billion in the second quarter of 2021 and 2020, respectively. The quarter-over-quarter improvement in our pre-tax income (loss), on both a GAAP basis and excluding pre-tax net special items, was primarily due to higher revenues driven by strong leisure demand domestically and in Latin America, offset in part by an increase in our operating expenses due to tripling our capacity as compared to the second quarter of 2020 as demand returned from the trough of the COVID-19 pandemic.

Revenue
In the second quarter of 2021, we reported total operating revenues of $7.5 billion, an increase of $5.9 billion as compared to the second quarter of 2020. Passenger revenue was $6.5 billion in the second quarter of 2021, an increase of $5.4 billion as compared to the second quarter of 2020. The increase in passenger revenue in the second quarter of 2021 was due to increased revenue passenger miles (RPMs) driven by strong leisure demand domestically and in Latin America resulting in a 77.0% load factor in the second quarter of 2021.
In the second quarter of 2021, cargo revenue was $326 million, an increase of $196 million as compared to the second quarter of 2020. The increase in cargo revenue was primarily due to an increase in cargo ton miles reflecting increases in freight volumes, principally as a result of adding capacity and cargo-only flights to our schedule.
Other operating revenue increased $223 million, or 57.9%, as compared to the second quarter of 2020, driven primarily by higher revenue associated with our loyalty program.
Our total revenue per available seat mile (TRASM) was 13.71 cents in the second quarter of 2021, a 44.3% increase as compared to 9.50 cents in the second quarter of 2020.
Fuel
Aircraft fuel expense was $1.6 billion in the second quarter of 2021, which was $1.3 billion higher as compared to the second quarter of 2020. This increase was primarily driven by higher fuel consumption as a result of increased capacity and a 69.5% increase in the average price per gallon of aircraft fuel including related taxes to $1.91 in the second quarter of 2021 from $1.13 in the second quarter of 2020.
As of June 30, 2021, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. We do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, our future fuel needs remain unclear due to uncertainties regarding air travel demand and any hedging would potentially require significant capital or collateral to be placed at risk. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. In particular, the onset of the COVID-19 pandemic resulted in a very rapid deterioration in general economic conditions.
Our 2021 second quarter total operating cost per available seat mile (CASM) was 12.90 cents, a decrease of 46.4%, from 24.05 cents in the second quarter of 2020. This decrease in CASM was primarily driven by higher capacity due to increased passenger demand and cost reduction and efficiency initiatives as discussed above, offset in part by an increase in fuel price.
Our 2021 second quarter total operating CASM excluding net special items and fuel was 12.61 cents, a decrease of 60.6%, from 32.04 cents in the second quarter of 2020. This decrease in CASM excluding net special items and fuel was primarily driven by higher capacity and cost reduction and efficiency initiatives as previously discussed.
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
The following table presents the reconciliation of pre-tax income (loss) (GAAP measure) to pre-tax loss excluding net special items (non-GAAP measure). Management uses this non-GAAP financial measure to evaluate our current operating performance and to allow for period-to-period comparisons. As net special items may vary from period-to-period in nature and amount, the adjustment to exclude net special items allows management an additional tool to understand our core operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Reconciliation of Pre-Tax Loss Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$9	$(2,659)	$(1,564)	$(5,549)
Pre-tax net special items (1):
Operating special items, net	(1,455)	(1,672)	(3,377)	(447)
Nonoperating special items, net	37	11	13	228
Total pre-tax net special items	(1,418)	(1,661)	(3,364)	(219)
Pre-tax loss excluding net special items	$(1,409)	$(4,320)	$(4,928)	$(5,768)

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

Additionally, the table below presents the reconciliation of total operating expenses (GAAP measure) to total operating costs excluding net special items and fuel (non-GAAP measure) and CASM to CASM excluding net special items and fuel. Management uses total operating costs and CASM excluding net special items and fuel to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. The adjustment to exclude fuel and net special items allows management an additional tool to understand and analyze our non-fuel costs and core operating performance. Amounts may not recalculate due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$7,037	$4,108	$12,360	$15,171
Operating net special items (1):
Mainline operating special items, net	1,288	1,494	2,996	362
Regional operating special items, net	167	178	381	85
Aircraft fuel and related taxes	(1,611)	(309)	(2,644)	(2,092)
Total operating expenses, excluding net special items and fuel	$6,881	$5,471	$13,093	$13,526

Total Available Seat Miles (ASM)	54,555	17,081	92,319	79,180
(In cents)
CASM	12.90	24.05	13.39	19.16
Operating net special items per ASM (1):
Mainline operating special items, net	2.36	8.75	3.25	0.46
Regional operating special items, net	0.31	1.04	0.41	0.11
Aircraft fuel and related taxes per ASM	(2.95)	(1.81)	(2.86)	(2.64)
CASM, excluding net special items and fuel	12.61	32.04	14.18	17.08

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and six months ended June 30, 2021 and 2020. Amounts may not recalculate due to rounding.

	Three Months Ended June 30,			Increase (Decrease)	Six Months Ended June 30,			Increase (Decrease)
	2021	2020			2021	2020
Revenue passenger miles (millions) (a)	42,022	7,231		nm %	64,486	52,402		23.1%
Available seat miles (millions) (b)	54,555	17,081		nm %	92,319	79,180		16.6%
Passenger load factor (percent) (c)	77.0	42.3	34.7	pts	69.9	66.2	3.7	pts
Yield (cents) (d)	15.57	15.32		1.7%	15.08	16.77		(10.1)%
Passenger revenue per available seat mile (cents) (e)	12.00	6.48		85.0%	10.53	11.10		(5.1)%
Total revenue per available seat mile (cents) (f)	13.71	9.50		44.3%	12.44	12.80		(2.8)%
Fuel consumption (gallons in millions)	844	275		nm %	1,452	1,246		16.5%
Average aircraft fuel price including related taxes (dollars per gallon)	1.91	1.13		69.5%	1.82	1.68		8.4%
Total operating cost per available seat mile (cents) (g)	12.90	24.05		(46.4)%	13.39	19.16		(30.1)%
Aircraft at end of period (h)	1,413	1,394		1.4%	1,413	1,394		1.4%
Full-time equivalent employees at end of period	117,400	107,400		9.3%	117,400	107,400		9.3%

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
(g)Total operating cost per available seat mile (CASM) – Total operating expenses divided by ASMs.
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes 37 Boeing 737-800 mainline aircraft and three Embraer 145 regional aircraft that are in temporary storage at June 30, 2021.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Operating Revenues

	Three Months Ended June 30,		Increase	Percent Increase
	2021	2020
	(In millions, except percentage changes)
Passenger	$6,545	$1,108	$5,437	nm
Cargo	326	130	196	nm
Other	607	384	223	57.9
Total operating revenues	$7,478	$1,622	$5,856	nm
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Increase vs. Three Months Ended June 30, 2020
	Three Months Ended June 30, 2021	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$6,545	nm %	nm %	34.7	pts	1.7%	85.0%
Passenger revenue increased $5.4 billion in the second quarter of 2021 from the second quarter of 2020 primarily due to increased RPMs driven by strong leisure demand domestically and in Latin America resulting in a 77.0% load factor in the second quarter of 2021.
Cargo revenue increased $196 million in the second quarter of 2021 from the second quarter of 2020 primarily due to an increase in cargo ton miles reflecting increases in freight volumes, principally as a result of adding capacity and cargo-only flights to our schedule.
Other operating revenue increased $223 million, or 57.9%, as compared to the second quarter of 2020, driven primarily by higher revenue associated with our loyalty program.
Total operating revenues in the second quarter of 2021 increased $5.9 billion from the second quarter of 2020 driven principally by the increase in passenger revenue as described above. Our TRASM was 13.71 cents in the second quarter of 2021, a 44.3% increase as compared to 9.50 cents in the second quarter of 2020.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,611	$309	$1,302	nm
Salaries, wages and benefits	2,862	2,610	252	9.6
Regional expenses	635	492	143	29.3
Maintenance, materials and repairs	459	287	172	59.9
Other rent and landing fees	686	413	273	66.2
Aircraft rent	356	334	22	6.4
Selling expenses	277	57	220	nm
Depreciation and amortization	481	499	(18)	(3.6)
Mainline operating special items, net	(1,288)	(1,494)	206	(13.8)
Other	958	601	357	59.6
Total operating expenses	$7,037	$4,108	$2,929	71.3
Total operating expenses increased $2.9 billion, or 71.3%, in the second quarter of 2021 from the second quarter of 2020 primarily due to our increased capacity.

Aircraft fuel and related taxes increased $1.3 billion in the second quarter of 2021 from the second quarter of 2020 due to increased capacity as well as a 69.5% increase in the average price per gallon of aircraft fuel including related taxes to $1.91 in the second quarter of 2021 from $1.13 in the second quarter of 2020.
Aircraft rent increased $22 million, or 6.4%, in the second quarter of 2021 from the second quarter of 2020 primarily due to the delivery of 31 new leased mainline aircraft subsequent to the second quarter of 2020.
Selling expenses increased $220 million in the second quarter of 2021 from the second quarter of 2020 due to higher commission expense and credit card fees driven by the overall increase in revenues.
Operating Special Items, Net

	Three Months Ended June 30,
	2021	2020
	(In millions)
PSP Financial Assistance (1)	$(1,288)	$(1,803)
Severance expenses (2)	—	332
Labor contract expenses	—	10
Other operating special items, net	—	(33)
Mainline operating special items, net	(1,288)	(1,494)

PSP Financial Assistance (1)	(167)	(216)
Fleet impairment (3)	—	24
Severance expenses (2)	—	14
Regional operating special items, net	(167)	(178)
Operating special items, net	$(1,455)	$(1,672)

(1)The 2021 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP2 and PSP3 Agreements. See Note 1(b) to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for further information. The 2020 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP1 Agreement.
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments related to our voluntary early retirement programs for the three months ended June 30, 2021 were approximately $120 million.
(3)Fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the second quarter of 2020, we retired certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a non-cash write-down of regional aircraft and associated spare parts.

Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Interest income	$5	$10	$(5)	(50.7)
Interest expense, net	(486)	(254)	(232)	91.0
Other income, net	49	71	(22)	(31.1)
Total nonoperating expense, net	$(432)	$(173)	$(259)	nm
Interest income decreased in the second quarter of 2021 compared to the second quarter of 2020 primarily as a result of lower returns on our short-term investments. Interest expense, net increased in the second quarter of 2021 compared to the second quarter of 2020 primarily due to the issuance of debt subsequent to the second quarter of 2020, including $10.0 billion associated with the AAdvantage Financing, to improve our liquidity position in response to the COVID-19 pandemic.
In the second quarter of 2021, other nonoperating income, net included $85 million of non-service related pension and other postretirement benefit plan income, offset in part by $37 million of net special charges principally for mark-to-market net unrealized losses associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines).
In the second quarter of 2020, other nonoperating income, net included $98 million of non-service related pension and other postretirement benefit plan income, offset in part by $11 million of net special charges associated with debt refinancings and extinguishments and $10 million of net foreign currency losses, principally associated with losses from Latin American currencies.
Income Taxes
In the second quarter of 2021, we recorded an income tax benefit of $10 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Operating Revenues

	Six Months Ended June 30,		Increase	Percent Increase
	2021	2020
	(In millions, except percentage changes)
Passenger	$9,724	$8,788	$936	10.7
Cargo	641	277	364	nm
Other	1,121	1,072	49	4.5
Total operating revenues	$11,486	$10,137	$1,349	13.3

This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Six Months Ended June 30, 2020
	Six Months Ended June 30, 2021	RPMs	ASMs	Load Factor		Passenger Yield	PRASM
	(In millions)
Passenger revenue	$9,724	23.1%	16.6%	3.7	pts	(10.1)%	(5.1)%
Passenger revenue increased $936 million, or 10.7%, in the first six months of 2021 from the first six months of 2020 primarily due to a 23.1% increase in RPMs. This increase in RPMs was principally due to increased flying domestically and in Latin America driven by leisure demand, offset in part by reduced Atlantic and Pacific flying as a result of low passenger demand and government-imposed travel restrictions related to the COVID-19 pandemic. A 10.1% decrease in passenger yield offset in part the capacity driven increase to passenger revenue.
Cargo revenue increased $364 million in the first six months of 2021 from the first six months of 2020 primarily due to a 77.5% increase in cargo ton miles reflecting higher freight volumes and the addition of cargo-only flights to our schedule as well as a 30.4% increase in cargo yield as a result of higher rates.
Total operating revenues in the first six months of 2021 increased $1.3 billion, or 13.3%, from the first six months of 2020 driven principally by the increase in passenger and cargo revenue as described above. While our operating revenues increased, our TRASM decreased 2.8% to 12.44 cents in the first six months of 2021 from 12.80 cents in the 2020 period driven by a 10.1% reduction in passenger yield.
Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,644	$2,092	$552	26.4
Salaries, wages and benefits	5,593	5,830	(237)	(4.1)
Regional expenses	1,261	1,632	(371)	(22.7)
Maintenance, materials and repairs	835	915	(80)	(8.8)
Other rent and landing fees	1,256	1,024	232	22.7
Aircraft rent	706	669	37	5.6
Selling expenses	427	442	(15)	(3.4)
Depreciation and amortization	959	1,059	(100)	(9.4)
Mainline operating special items, net	(2,996)	(362)	(2,634)	nm
Other	1,675	1,870	(195)	(10.5)
Total operating expenses	$12,360	$15,171	$(2,811)	(18.5)
Total operating expenses decreased $2.8 billion, or 18.5%, in the first six months of 2021 from the first six months of 2020 primarily due to a $2.9 billion increase in net operating special credits. See further discussion of operating special items, net below. Excluding the impact of operating special items, net, total operating expenses increased $119 million, or 0.8%. Although our capacity increased 16.6% in the first six months of 2021, our total operating expenses, excluding net special items, remained relatively flat due to the significant actions taken in 2020 to reduce costs including labor productivity enhancements, reductions in management salaries and benefits, and other non-volume cost reductions.
Aircraft fuel and related taxes increased $552 million, or 26.4%, in the first six months of 2021 from the first six months of 2020 due to increased capacity as well as an 8.4% increase in the average price per gallon of aircraft fuel including related taxes to $1.82 in the first six months of 2021 from $1.68 in the first six months of 2020.
Other rent and landing fees increased $232 million, or 22.7%, in the first six months of 2021 from the first six months of 2020 due to an increase in variable rent and landing fees due to our increased capacity.

Aircraft rent increased $37 million, or 5.6%, in the first six months of 2021 from the first six months of 2020 primarily due to the delivery of 31 new leased mainline aircraft subsequent to the first six months of 2020.
Depreciation and amortization decreased $100 million, or 9.4%, in the first six months of 2021 from the first six months of 2020 primarily due to the early retirement of aircraft as a result of the COVID-19 pandemic.
Operating Special Items, Net

	Six Months Ended June 30,
	2021	2020
	(In millions)
PSP Financial Assistance (1)	$(3,170)	$(1,803)
Severance expenses (2)	168	537
Mark-to-market adjustments on bankruptcy obligations, net (3)	6	(49)
Fleet impairment (4)	—	743
Labor contract expenses (5)	—	228
Other operating special items, net	—	(18)
Mainline operating special items, net	(2,996)	(362)

PSP Financial Assistance (1)	(410)	(216)
Fleet impairment (4)	27	117
Severance expenses (2)	2	14
Regional operating special items, net	(381)	(85)
Operating special items, net	$(3,377)	$(447)

(1)The 2021 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP2 and PSP3 Agreements. See Note 1(b) to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for further information. The 2020 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP1 Agreement.
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments related to our voluntary early retirement programs for the six months ended June 30, 2021 were approximately $290 million.
(3)Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.
(4)Fleet impairment resulted from our decision to retire certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the first six months of 2021, we retired our remaining fleet of Embraer 140 aircraft resulting in a non-cash write down of these aircraft. In the first six months of 2020, we retired our Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a $784 million non-cash write-down of mainline and regional aircraft and associated spare parts and $76 million in cash charges primarily for impairment of right-of-use (ROU) assets and lease return costs.
(5)Labor contract expenses primarily related to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Interest income	$8	$31	$(23)	(73.2)
Interest expense, net	(856)	(512)	(344)	67.3
Other income (expense), net	158	(34)	192	nm
Total nonoperating expense, net	$(690)	$(515)	$(175)	34.2
Interest income decreased in the first six months of 2021 compared to the first six months of 2020 primarily as a result of lower returns on our short-term investments. Interest expense, net increased in the first six months of 2021 compared to the first six months of 2020 primarily due to the issuance of debt, including $10.0 billion associated with the AAdvantage Financing, to improve our liquidity position in response to the COVID-19 pandemic.
In the first six months of 2021, other nonoperating income, net included $172 million of non-service related pension and other postretirement benefit plan income and $13 million of net special charges principally for non-cash charges associated with debt refinancings and extinguishments, offset in part by mark-to-market net unrealized gains associated with our equity investment in China Southern Airlines and certain treasury rate lock derivative instruments.
In the first six months of 2020, other nonoperating expense, net included $228 million of net special charges principally for mark-to-market unrealized losses associated with our equity investment in China Southern Airlines and certain treasury rate lock derivative instruments and $15 million of net foreign currency losses, primarily associated with losses from Latin American currencies, offset in part by $207 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
In the first six months of 2021, we recorded an income tax benefit of $333 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

American’s Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Operating Revenues

	Three Months Ended June 30,		Increase	Percent Increase
	2021	2020
	(In millions, except percentage changes)
Passenger	$6,545	$1,108	$5,437	nm
Cargo	326	130	196	nm
Other	607	384	223	57.9
Total operating revenues	$7,478	$1,622	$5,856	nm
Passenger revenue increased $5.4 billion in the second quarter of 2021 from the second quarter of 2020 primarily due to increased RPMs driven by strong leisure demand domestically and in Latin America resulting in an increased load factor in the second quarter of 2021.
Cargo revenue increased $196 million in the second quarter of 2021 from the second quarter of 2020 primarily due to an increase in cargo ton miles reflecting increases in freight volumes, principally as a result of adding capacity and cargo-only flights to our schedule.
Other operating revenue increased $223 million, or 57.9%, as compared to the second quarter of 2020, driven primarily by higher revenue associated with our loyalty program.
Total operating revenues in the second quarter of 2021 increased $5.9 billion from the second quarter of 2020 driven principally by the increase in passenger revenue as described above.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,611	$309	$1,302	nm
Salaries, wages and benefits	2,860	2,610	250	9.6
Regional expenses	639	447	192	42.9
Maintenance, materials and repairs	459	287	172	59.9
Other rent and landing fees	686	413	273	66.2
Aircraft rent	356	334	22	6.4
Selling expenses	277	57	220	nm
Depreciation and amortization	481	499	(18)	(3.6)
Mainline operating special items, net	(1,288)	(1,494)	206	(13.8)
Other	958	601	357	59.6
Total operating expenses	$7,039	$4,063	$2,976	73.3
Total operating expenses increased $3.0 billion, or 73.3%, in the second quarter of 2021 from the second quarter of 2020 primarily due to American's increased capacity.
Aircraft fuel and related taxes increased $1.3 billion in the second quarter of 2021 from the second quarter of 2020 due to increased capacity as well as a 69.5% increase in the average price per gallon of aircraft fuel including related taxes to $1.91 in the second quarter of 2021 from $1.13 in the second quarter of 2020.
Aircraft rent increased $22 million, or 6.4%, in the second quarter of 2021 from the second quarter of 2020 primarily due to the delivery of 31 new leased mainline aircraft subsequent to the second quarter of 2020.

Selling expenses increased $220 million in the second quarter of 2021 from the second quarter of 2020 due to higher commission expense and credit card fees driven by the overall increase in revenues.
Operating Special Items, Net

	Three Months Ended June 30,
	2021	2020
	(In millions)
PSP Financial Assistance (1)	$(1,288)	$(1,803)
Severance expenses (2)	—	332
Labor contract expenses	—	10
Other operating special items, net	—	(33)
Mainline operating special items, net	(1,288)	(1,494)

PSP Financial Assistance (1)	(167)	(216)
Fleet impairment (3)	—	13
Regional operating special items, net	(167)	(203)
Operating special items, net	$(1,455)	$(1,697)

(1)The 2021 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP2 and PSP3 Agreements. See Note 1(b) to American's Condensed Consolidated Financial Statements in Part I, Item 1B for further information. The 2020 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP1 Agreement.
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments related to American's voluntary early retirement programs for the three months ended June 30, 2021 were approximately $120 million.
(3)Fleet impairment resulted from American's decision to retire certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the second quarter of 2020, American retired certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a non-cash write-down of regional aircraft and associated spare parts.
Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Interest income	$9	$92	$(83)	(90.1)
Interest expense, net	(447)	(255)	(192)	75.4
Other income, net	49	72	(23)	(31.8)
Total nonoperating expense, net	$(389)	$(91)	$(298)	nm
Interest income decreased in the second quarter of 2021 compared to the second quarter of 2020 primarily as a result of lower returns on American's short-term investments and lower interest-bearing related party receivables from American's parent company, AAG. Interest expense, net increased in the second quarter of 2021 compared to the second quarter of 2020 primarily due to the issuance of debt subsequent to the second quarter of 2020, including $10.0 billion associated with the AAdvantage Financing, to improve American's liquidity position in response to the COVID-19 pandemic.
In the second quarter of 2021, other nonoperating income, net included $85 million of non-service related pension and other postretirement benefit plan income, offset in part by $37 million of net special charges principally for mark-to-market net unrealized losses associated with American's equity investment in China Southern Airlines.

In the second quarter of 2020, other nonoperating income, net included $98 million of non-service related pension and other postretirement benefit plan income, offset in part by $11 million of net special charges associated with debt refinancings and extinguishments and $10 million of net foreign currency losses, principally associated with losses from Latin American currencies.
Income Taxes
American is a member of AAG's consolidated federal and certain state income tax returns.
In the second quarter of 2021, American recorded an income tax benefit of $1 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Operating Revenues

	Six Months Ended June 30,		Increase	Percent Increase
	2021	2020
	(In millions, except percentage changes)
Passenger	$9,724	$8,788	$936	10.7
Cargo	641	277	364	nm
Other	1,120	1,071	49	4.6
Total operating revenues	$11,485	$10,136	$1,349	13.3
Passenger revenue increased $936 million, or 10.7%, in the first six months of 2021 from the first six months of 2020 primarily due to an increase in RPMs. This increase in RPMs was principally due to increased flying domestically and in Latin America driven by leisure demand, offset in part by reduced Atlantic and Pacific flying as a result of low passenger demand and government-imposed travel restrictions related to the COVID-19 pandemic. A decrease in passenger yield offset in part the capacity driven increase to passenger revenue.
Cargo revenue increased $364 million in the first six months of 2021 from the first six months of 2020 primarily due to an increase in cargo ton miles reflecting higher freight volumes and the addition of cargo-only flights to American's schedule as well as an increase in cargo yield as a result of higher rates.
Total operating revenues in the first six months of 2021 increased $1.3 billion, or 13.3%, from the first six months of 2020 driven principally by the increase in passenger and cargo revenue as described above.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,644	$2,092	$552	26.4
Salaries, wages and benefits	5,590	5,827	(237)	(4.1)
Regional expenses	1,264	1,555	(291)	(18.7)
Maintenance, materials and repairs	835	915	(80)	(8.8)
Other rent and landing fees	1,256	1,024	232	22.7
Aircraft rent	706	669	37	5.6
Selling expenses	427	442	(15)	(3.4)
Depreciation and amortization	959	1,059	(100)	(9.4)
Mainline operating special items, net	(2,996)	(362)	(2,634)	nm
Other	1,676	1,891	(215)	(11.4)
Total operating expenses	$12,361	$15,112	$(2,751)	(18.2)
Total operating expenses decreased $2.8 billion, or 18.2%, in the first six months of 2021 from the first six months of 2020 primarily due to a $2.9 billion increase in net operating special credits. See further discussion of operating special items, net below. Excluding the impact of operating special items, net, total operating expenses increased $156 million, or 1.0%. Although American's capacity increased in the first six months of 2021, American's total operating expenses, excluding net special items, remained relatively flat due to the significant actions taken in 2020 to reduce costs including labor productivity enhancements, reductions in management salaries and benefits, and other non-volume cost reductions.
Aircraft fuel and related taxes increased $552 million, or 26.4%, in the first six months of 2021 from the first six months of 2020 due to increased capacity as well as an increase in the average price per gallon of aircraft fuel including related taxes.
Other rent and landing fees increased $232 million, or 22.7%, in the first six months of 2021 from the first six months of 2020 due to an increase in variable rent and landing fees due to our increased capacity.
Aircraft rent increased $37 million, or 5.6%, in the first six months of 2021 from the first six months of 2020 primarily due to the delivery of 31 new leased mainline aircraft subsequent to the first six months of 2020.
Depreciation and amortization decreased $100 million, or 9.4%, in the first six months of 2021 from the first six months of 2020 primarily due to the early retirement of aircraft as a result of the COVID-19 pandemic.

Operating Special Items, Net

	Six Months Ended June 30,
	2021	2020
	(In millions)
PSP Financial Assistance (1)	$(3,170)	$(1,803)
Severance expenses (2)	168	537
Mark-to-market adjustments on bankruptcy obligations, net (3)	6	(49)
Fleet impairment (4)	—	743
Labor contract expenses (5)	—	228
Other operating special items, net	—	(18)
Mainline operating special items, net	(2,996)	(362)

PSP Financial Assistance (1)	(410)	(216)
Fleet impairment (4)	27	106
Regional operating special items, net	(383)	(110)
Operating special items, net	$(3,379)	$(472)

(1)The 2021 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP2 and PSP3 Agreements. See Note 1(b) to American's Condensed Consolidated Financial Statements in Part I, Item 1B for further information. The 2020 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP1 Agreement.
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted in to voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments related to American's voluntary early retirement programs for the six months ended June 30, 2021 were approximately $290 million.
(3)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.
(4)Fleet impairment resulted from American's decision to retire certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the first six months of 2021, American retired its remaining fleet of Embraer 140 aircraft resulting in a non-cash write down of these aircraft. In the first six months of 2020, American retired its Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a $773 million non-cash write down of mainline and regional aircraft and associated spare parts and $76 million in cash charges primarily for impairment of ROU assets and lease return costs.
(5)Labor contract expenses primarily related to one-time charges resulting from the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Interest income	$18	$196	$(178)	(90.8)
Interest expense, net	(780)	(515)	(265)	51.4
Other income (expense), net	158	(33)	191	nm
Total nonoperating expense, net	$(604)	$(352)	$(252)	71.6
Interest income decreased in the first six months of 2021 compared to the first six months of 2020 primarily as a result of lower returns on American's short-term investments and lower interest-bearing related party receivables from American's parent company, AAG. Interest expense, net increased in the first six months of 2021 compared to the first six months of 2020 primarily due to the issuance of debt, including $10.0 billion associated with the AAdvantage Financing, to improve American's liquidity position in response to the COVID-19 pandemic.
In the first six months of 2021, other nonoperating income, net included $171 million of non-service related pension and other postretirement benefit plan income and $13 million of net special charges principally for non-cash charges associated with debt refinancings and extinguishments, offset in part by mark-to-market net unrealized gains associated with American's equity investment in China Southern Airlines and certain treasury rate lock derivative instruments.
In the first six months of 2020, other nonoperating expense, net included $228 million of net special charges principally for mark-to-market unrealized losses associated with American's equity investment in China Southern Airlines and certain treasury rate lock derivative instruments and $15 million of net foreign currency losses, primarily associated with losses from Latin American currencies, offset in part by $206 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
American is a member of AAG's consolidated federal and certain state income tax returns.
In the first six months of 2021, American recorded an income tax benefit of $315 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
As of June 30, 2021, AAG had $21.3 billion in total available liquidity and $999 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Cash	$325	$245	$305	$231
Short-term investments	17,625	6,619	17,609	6,617
Undrawn facilities	3,313	7,396	3,313	7,396
Total available liquidity	$21,263	$14,260	$21,227	$14,244
Given the actions we have taken in response to the COVID-19 pandemic and our assumptions about its future impact on travel demand, which could be materially different due to the current inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings) and projected cash flows from operations.

Certain Covenants
Certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV) or collateral coverage ratio covenants and require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the LTV or collateral coverage ratio exceeds a specified threshold or if the value of the appraised collateral fails to meet a specified threshold, as the case may be, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part, or the interest rate for the financing under such agreements will be increased. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing collateral coverage tests. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our AAdvantage Financing contains a debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment of the AAdvantage Financing. For further information regarding our debt covenants, see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $3.6 billion for the first six months of 2021 as compared to net cash used in operating activities of $1.1 billion for the first six months of 2020, a $4.7 billion period-over-period increase. In the first six months of 2021 and 2020, we received cash proceeds of approximately $4.7 billion and $3.7 billion associated with the PSP Financial Assistance, respectively. Excluding the PSP Financial Assistance, our operating cash flows increased $3.7 billion compared to the first six months of 2020 driven by a decrease in our pre-tax loss as well as working capital increases principally in our air traffic liability as demand for travel returns. In addition, during the first six months of 2021, we made $241 million in contributions to our pension plans and approximately $290 million in cash payments associated with our voluntary early retirement programs. We expect cash payments under these programs of approximately $280 million in the remainder of 2021, approximately $230 million in 2022 and approximately $530 million in 2023 and beyond.
Investing Activities
Our net cash used in investing activities was $11.0 billion and $7.0 billion for the first six months of 2021 and 2020, respectively.
Our principal investing activities in the first six months of 2021 included $11.0 billion in net purchases of short-term investments as well as a $404 million increase in restricted short-term investments primarily related to collateral for the AAdvantage Financing. These cash outflows were offset in part by $163 million of proceeds primarily from aircraft sale-leaseback transactions and $161 million of proceeds from the sale of property and equipment. Additionally, aircraft purchase deposit returns of $772 million exceeded our capital expenditures for the first six months of 2021, which expenditures were principally related to the harmonization of interior configurations across our mainline fleet and the purchase of two Airbus A321neo aircraft.
Our principal investing activities in the first six months of 2020 included $5.8 billion in net purchases of short-term investments, expenditures of $1.2 billion for property and equipment, including six Airbus A321neo aircraft, three Embraer 175 aircraft and three Bombardier CRJ900 aircraft as well as a $386 million increase in restricted short-term investments primarily related to cash proceeds from special facility revenue bonds. These cash outflows were offset in part by $376 million of proceeds primarily from aircraft sale-leaseback transactions and $148 million of proceeds from the sale of property and equipment.
Financing Activities
Our net cash provided by financing activities was $7.5 billion and $8.2 billion for the first six months of 2021 and 2020, respectively.
Our principal financing activities in the first six months of 2021 included $12.1 billion in proceeds from the issuance of debt, including approximately $10.0 billion associated with the AAdvantage Financing, $1.0 billion in aggregate principal amount under the PSP2 Promissory Note, $946 million in aggregate principal amount under the PSP3 Promissory Note and the $150 million issuance of special facility revenue bonds related to JFK. We also had $460 million in net proceeds from the issuance of equity pursuant to an at-the-market offering. These cash inflows were offset in part by $5.0 billion in debt repayments, including prepayments totaling $2.8 billion for our revolving credit facilities and $550 million of outstanding loans under the Treasury Loan Agreement, and $1.6 billion in scheduled debt repayments. In addition, we had $166 million of deferred financing cost cash outflows.
Our principal financing activities in the first six months of 2020 included $9.5 billion in proceeds from the issuance of debt and $1.5 billion in proceeds from the issuance of equity. These proceeds principally include $2.8 billion borrowed under the 2014 Revolving Facility, the 2013 Revolving Facility and the April 2016 Revolving Facility, $2.5 billion in aggregate principal amount of 11.75% senior secured notes, $1.5 billion in aggregate principal amount under the PSP Promissory Note, $1.0 billion in aggregate principal amount of AAG’s 6.50% convertible senior notes, $1.0 billion under the Delayed Draw Term Loan Credit Facility, $500 million in aggregate principal amount of 3.75% unsecured senior notes due 2025 and the $360 million issuance of special facility revenue bonds related to JFK as well as $1.1 billion of net proceeds from a public offering of common stock. These cash inflows were offset in part by $2.5 billion in debt repayments, consisting of approximately $1.5 billion in scheduled debt repayments, including repayment of $500 million of 4.625% senior notes, and the prepayment of the $1.0 billion Delayed Draw Term Loan Credit Facility, as well as $173 million in share repurchases (which occurred in the first quarter of 2020), $84 million of deferred financing costs and $43 million in dividend payments (which occurred in the first quarter of 2020).
American
Operating Activities
American’s net cash provided by operating activities was $6.1 billion and $2.3 billion for the first six months of 2021 and 2020, respectively, a $3.8 billion period-over-period increase. In the first six months of 2021 and 2020, American received cash proceeds of approximately $4.2 billion and $3.3 billion associated with the PSP Financial Assistance, respectively. American also had a $755 million net decrease in intercompany cash receipts principally from AAG's financing transactions. Excluding the PSP Financial Assistance and decrease in AAG's financing transactions, American's operating cash flows increased $3.7 billion compared to the first six months of 2020 driven by a decrease in its pre-tax loss as well as working capital increases principally in American's air traffic liability as demand for travel returns. In addition, during the first six months of 2021, American made $241 million in contributions to its pension plans and approximately $290 million in cash payments associated with American's voluntary early retirement programs. American expects cash payments under these programs of approximately $280 million in the remainder of 2021, approximately $230 million in 2022 and approximately $530 million in 2023 and beyond.
Investing Activities
American’s net cash used in investing activities was $11.0 billion and $6.9 billion for the first six months of 2021 and 2020, respectively.
American’s principal investing activities in the first six months of 2021 included $11.0 billion in net purchases of short-term investments as well as a $404 million increase in restricted short-term investments primarily related to collateral for the AAdvantage Financing. These cash outflows were offset in part by $163 million of proceeds primarily from aircraft sale-leaseback transactions and $161 million of proceeds from the sale of property and equipment. Additionally, aircraft purchase deposit returns of $772 million exceeded American's capital expenditures for the first six months of 2021, which expenditures were principally related to the harmonization of interior configurations across its mainline fleet and the purchase of two Airbus A321neo aircraft.
American’s principal investing activities in the first six months of 2020 included $5.8 billion in net purchases of short-term investments, expenditures of $1.2 billion for property and equipment, including six Airbus A321neo aircraft, three Embraer 175 aircraft and three Bombardier CRJ900 aircraft as well as a $386 million increase in restricted short-term investments primarily related to cash proceeds from special facility revenue bonds. These cash outflows were offset in part by $376 million of proceeds primarily from aircraft sale-leaseback transactions and $148 million of proceeds from the sale of property and equipment.
Financing Activities
American’s net cash provided by financing activities was $4.9 billion and $4.8 billion for the first six months of 2021 and 2020, respectively.

American’s principal financing activities in the first six months of 2021 included $10.1 billion in proceeds from the issuance of debt, including approximately $10.0 billion associated with the AAdvantage Financing and the $150 million issuance of special facility revenue bonds related to JFK. These cash inflows were offset in part by $5.0 billion in debt repayments, including prepayments totaling $2.8 billion for American's revolving credit facilities and $550 million of outstanding loans under the Treasury Loan Agreement, and $1.6 billion in scheduled debt repayments. In addition, American had $165 million of deferred financing cost cash outflows.
American’s principal financing activities in the first six months of 2020 included $6.9 billion in proceeds from the issuance of debt, including $2.8 billion borrowed under the 2014 Revolving Facility, the 2013 Revolving Facility and the April 2016 Revolving Facility, $2.5 billion in aggregate principal amount of 11.75% senior secured notes, $1.0 billion under the Delayed Draw Term Loan Credit Facility and the $360 million issuance of special facility revenue bonds related to JFK. These cash inflows were offset in part by $2.0 billion in debt repayments, consisting of the prepayment of the $1.0 billion Delayed Draw Term Loan Credit Facility and approximately $1.0 billion in scheduled debt repayments, as well as $75 million of deferred financing costs.
Commitments
Significant Indebtedness
As of June 30, 2021, AAG had $39.9 billion in long-term debt, including current maturities of $2.7 billion. As of June 30, 2021, American had $33.9 billion in long-term debt, including current maturities of $1.9 billion. All material changes in our significant indebtedness since our 2020 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of June 30, 2021, we had definitive purchase agreements for the acquisition of the following aircraft (1):

	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter	Total
Airbus
A320neo Family	9	26	5	18	22	5	85
Boeing
737 MAX Family	1	—	12	6	20	20	59
787 Family	11	2	11	6	8	5	43
Total	21	28	28	30	50	30	187

(1)Delivery schedule represents our best estimate as of the date of this report. Actual delivery dates are subject to change based on various potential factors including production delays by the manufacturer.
We also have agreements for 26 spare engines to be delivered in 2021 and beyond.
We currently have financing commitments in place for all remaining 21 aircraft scheduled to be delivered in 2021: 11 Boeing 787 Family aircraft, nine Airbus A320neo Family aircraft and one Boeing 737 MAX Family aircraft. We also have financing commitments in place for two Boeing 787 Family aircraft in 2022 and five Boeing 787 Family Aircraft in 2023. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions, including in some cases, on our acquisition of the aircraft by a certain date and (2) the performance by the counterparty providing such financing commitments of its obligations thereunder. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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

Contractual Obligations
The following table provides details of our future cash contractual obligations as of June 30, 2021 (in millions). Except to the extent set forth in the applicable accompanying footnotes, the table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$1,181	$1,655	$5,109	$3,470	$7,752	$14,754	$33,921
Interest obligations (b), (c)	842	1,552	1,499	1,343	1,170	1,377	7,783
Finance lease obligations	67	148	126	132	97	110	680
Aircraft and engine purchase commitments (d)	449	1,676	1,625	2,496	3,382	1,764	11,392
Operating lease commitments	981	2,004	1,856	1,483	1,096	4,973	12,393
Regional capacity purchase agreements (e)	575	1,621	1,646	1,620	1,482	3,486	10,430
Minimum pension obligations (f)	—	—	46	136	111	224	517
Retiree medical and other postretirement benefits	46	90	85	82	77	358	738
Other purchase obligations (g)	1,691	2,350	1,500	754	154	1,066	7,515
Total American Contractual Obligations	5,832	11,096	13,492	11,516	15,321	28,112	85,369

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	750	—	—	1,500	3,746	5,996
Interest obligations (b)	78	140	122	121	133	775	1,369
Operating lease commitments	7	13	12	9	4	16	61
Minimum pension obligations (f)	1	—	—	—	1	4	6
Total AAG Contractual Obligations	$5,918	$11,999	$13,626	$11,646	$16,959	$32,653	$92,801

(a)Amounts represent contractual amounts due. Excludes $462 million and $34 million of unamortized debt discount, premium and issuance costs as of June 30, 2021 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at June 30, 2021.
(c)Includes $10.2 billion of future principal payments and $1.7 billion of future interest payments as of June 30, 2021, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(d)See "Aircraft and Engine Purchase Commitments" in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about the firm commitment aircraft delivery schedule, in particular the footnotes to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our current best estimate; however, the actual delivery schedule may differ from the table above, potentially materially. Additionally, the amounts in the table exclude 11 and two Boeing 787-8 aircraft to be delivered in 2021 and 2022, respectively, as well as five Boeing 787-9 aircraft to be delivered in 2023, in each case, for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.
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

(f)On March 11, 2021, the ARP was enacted, which included funding relief provisions benefiting single employer qualified retirement benefit pension plans such as those sponsored by American. The amounts in the table represent minimum pension contributions based on actuarially determined estimates and reflect our current understanding of the ARP provisions applicable to our pension plans and could change based on any associated regulations or interpretive guidance from certain government agencies or any other factors.
(g)Includes purchase commitments for aircraft fuel, flight equipment maintenance, construction projects and information technology support.
Capital Raising Activity and Other Possible Actions
In light of the cash needs imposed by the current operating losses due to reduced demand in response to the COVID-19 pandemic as well as our significant financial commitments related to, among other things, the servicing and amortization of existing debt and equipment leasing arrangements, new flight equipment and pension funding obligations, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising and liability management activity, which may include the entry into leasing transactions and future issuances of, and transactions designed to manage the timing and amount of, secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations (if any) and these sources, however, may not be sufficient to cover our cash obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks (in particular the ongoing global outbreak of COVID-19), natural disasters or other causes could reduce the demand for air travel, which would reduce the amount of cash generated by operations. See Part II, Item 1A. Risk Factors – "The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity" for additional discussion. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance or similar liquidity requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements. See Note 5 and Note 4 to AAG's and American's Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
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
Aircraft Fuel
As of June 30, 2021, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. We do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, our future fuel needs remain unclear due to uncertainties regarding air travel demand and any hedging would potentially require significant capital or collateral to be placed at risk. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Based on our 2021 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2021 annual fuel expense by $34 million.
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

Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our June 30, 2021 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $120 million and annual interest income on short-term investments would increase by approximately $180 million.
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month, and 12-month) was subsequently extended by the ICE Benchmark Administration (the administrator of LIBOR) until June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen SOFR as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of June 30, 2021, we had $12.2 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of June 30, 2021 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
For the quarter ended June 30, 2021, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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
The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our business, operations and financial condition to an unprecedented extent. Measures such as travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, cancellation of public events and many others have resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material deterioration in demand, we have taken a number of aggressive actions to ameliorate our business, operations and financial condition. We have focused on reducing our capacity, making structural changes to our fleet, implementing cost reductions, preserving cash and improving our overall liquidity position. We have reduced our system-wide capacity and will continue to monitor conditions and to proactively evaluate and adjust our schedule to match demand. Additionally, we have retired certain mainline aircraft earlier than planned, including Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft, which we expect will allow us to be more efficient by reducing the number of sub-fleets we operate, and we have also placed a number of Boeing 737-800 aircraft into temporary storage. We have moved quickly to attempt to better align our costs with our reduced schedule and made other cost-saving initiatives (including reductions in maintenance expense, marketing expense, event and training expense, airport facilities expense, salaries and benefits expense, and other volume-related expense reductions, including fuel). Nonetheless, we incurred significant net losses, excluding net special items, in 2020 and the first half of 2021, we continue to do so, and we expect to continue to do so until there is a significant global recovery in demand for air travel. The duration and severity of the COVID-19 pandemic remain uncertain, and there can be no assurance that any of the mitigating actions we have taken will suffice to sustain our business and operations through this pandemic.
We have taken and will take additional actions to improve our financial position, including measures to improve liquidity, such as obtaining financial assistance under the CARES Act, the PSP Extension Law and the ARP. In 2020, we received approximately $6.0 billion in financial assistance from Treasury through PSP1 established under the CARES Act, and in the first six months of 2021, we received approximately $3.5 billion in financial assistance from Treasury through PSP2 established under the PSP Extension Law and $3.3 billion in financial assistance from Treasury through PSP3 established under the ARP. In connection with the financial assistance we have received through PSP1, PSP2 and PSP3, we are required to comply with the relevant provisions of the CARES Act, the PSP Extension Law and the ARP, including the requirement that funds provided pursuant to PSP1, PSP2 and PSP3 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through at least September 30, 2021; the requirement to recall employees involuntarily terminated or furloughed after September 30, 2020; the requirement that certain levels of commercial air service be maintained; provisions prohibiting the repurchase of AAG common stock and the payment of common stock dividends through September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023. Additionally, under PSP1, PSP2 and PSP3, we and certain of our subsidiaries are, and will continue to be, subject to substantial and continuing reporting obligations. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts.

We may pursue the issuance of additional unsecured and secured debt securities, equity securities and equity-linked securities and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject.
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
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our business. In particular, the ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels are expected to have a severe and prolonged effect on the global economy generally and, in turn, may depress demand for air travel into the foreseeable future. Due to the uncertainty surrounding the duration and severity of this pandemic, we can provide no assurance as to when and at what pace demand for air travel will return to pre-COVID-19 pandemic levels, if at all. Accordingly, we cannot predict the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations. See also “The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity” and “The airline industry is intensely competitive and dynamic.”
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of June 30, 2021, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2021-2025 would be approximately $9.6 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. If needed to meet our liquidity needs, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed and contemplated in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; market conditions; the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced; and the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry in particular. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft and engines or may seek to negotiate deferrals for such aircraft and engines with the applicable aircraft and engine manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
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
•require us to dedicate a substantial portion of our liquidity or cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;
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
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on our business, we have obtained and currently anticipate that it may be necessary to continue to obtain a significant amount of additional financing from a variety of sources. Such financing may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. In particular, in connection with the financial assistance we have received through PSP1, PSP2 and PSP3, we are required to comply with the relevant provisions of the CARES Act, the PSP Extension Law and the ARP, including the requirement that funds provided pursuant to PSP1, PSP2 and PSP3 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through at least September 30, 2021; provisions prohibiting the repurchase of AAG common stock and the payment of common stock dividends through September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023. Additionally, under PSP1, PSP2 and PSP3, we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. Moreover, as a result of the recent financing activities we have undertaken in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on us as we continue to seek additional liquidity.
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
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month, and 12-month) was subsequently extended by the ICE Benchmark Administration (the administrator of LIBOR) until June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the Secured Overnight Financing Rate (SOFR) as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. See also the discussion of interest rate risk in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Interest.”

We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of June 30, 2021, we had $12.2 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
We have significant pension and other postretirement benefit funding obligations, which may adversely affect our liquidity, results of operations and financial condition.
Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. The minimum funding obligation applicable to our pension plans was subject to favorable temporary funding rules that expired at the end of 2017 and, as a result, our minimum pension funding obligations increased materially beginning in 2019. In January 2021, we made $241 million in contributions to our pension plans, including a contribution of $130 million for the 2020 calendar year that was permitted to be deferred to January 4, 2021 as provided under the CARES Act. On March 11, 2021, the ARP was enacted, which included funding relief provisions benefiting single employer qualified retirement benefit pension plans such as those sponsored by American. Based on our current understanding of the ARP provisions applicable to our pension plans, we will have no additional funding requirements for 2021. In addition, we have significant obligations for retiree medical and other postretirement benefits. Additionally, we participate in the IAM National Pension Fund (the IAM Pension Fund). The funding status of the IAM Pension Fund is subject to the risk that other employers may not meet their obligations, which under certain circumstances could cause our obligations to increase. Furthermore, if we were to withdraw from the IAM Pension Fund, if the IAM Pension fund were to terminate, or if the IAM Pension Fund were to undergo a mass withdrawal, we could be subject to liability as imposed by law.
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
We believe that our future success will depend in large part on our ability to attract, develop and retain highly qualified management, technical and other personnel. We may not be successful in attracting, developing or retaining key personnel or other highly qualified personnel. Among other things, the CARES Act, the PSP Extension Law and the ARP impose significant restrictions on executive compensation, which will remain in place until April 1, 2023. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries, creating increasing retention challenges in the case of executives presented with alternative, non-airline opportunities. Any inability to attract, develop and retain significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.

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
In addition to the effects of the ongoing COVID-19 pandemic, an outbreak of a contagious disease such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus or any other similar illness, if it were to become associated with air travel or persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. See also "The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity.” As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.
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
We have in the past instituted, and intend to institute in the future, changes to our business model designed to increase revenues and offset costs. These measures include further segmentation of the classes of services we offer, such as Premium Economy service and Basic Economy service, enhancements to our AAdvantage loyalty program, charging separately for services that had previously been included within the price of a ticket, changing (whether it be increasing, decreasing or eliminating) other pre-existing fees, reconfiguration of our aircraft cabins, and efforts to optimize our network including by focusing growth on a limited number of large hubs and entering into agreements with other airlines. For example, in 2020, we eliminated change fees for most domestic and international tickets, which has reduced our change fee revenue, a trend which is expected to continue as demand for air travel recovers, assuming this change remains in place. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure that these measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline or result in decreased demand. Also, our implementation of any new or increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.
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
A corporation’s ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50% during a rolling three-year period). In 2013, we experienced an ownership change in connection with our emergence from bankruptcy and US Airways Group experienced an ownership change in connection with the Merger. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $7.0 billion of unlimited NOLs still remaining at December 31, 2020) of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules are determined not to apply, our ability to utilize such federal NOL Carryforwards may be subject to limitation. In addition, under the loan program of the CARES Act, the warrants (and common stock issuable upon exercise thereof) we issued to Treasury did not and will not result in an ownership change for purposes of Section 382. This exception does not apply for companies issuing warrants, stock options, common or preferred stock or other equity pursuant to PSP1, PSP2 and PSP3 and accordingly will not apply to the warrants issued by us under PSP1, PSP2 and PSP3. Substantially all of our remaining federal NOL Carryforwards attributable to US Airways Group and its subsidiaries are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.
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
Low-cost carriers (including so-called ultra-low-cost carriers) have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently, are price sensitive and therefore tend not to be loyal to any one particular carrier. A number of these low-cost carriers have recently commenced operations. Many of these new and existing carriers have announced growth strategies including commitments to acquire significant numbers of new aircraft for delivery in the next few years. These low-cost carriers are attempting to continue to increase their market share through growth and several new entrants have announced their intention to start up new ultra-low-cost carriers and, potentially, consolidation, and are expected to continue to have an impact on our revenues and overall performance. We and several other large network carriers have implemented “Basic Economy” fares designed to more effectively compete against low-cost carriers, but we cannot predict whether these initiatives will be successful. While historically these carriers have provided competition in domestic markets, we have recently experienced new competition from low-cost carriers on international routes, including low-cost airlines executing international long-haul expansion strategies, a trend likely to continue with the delivery of planned, long-range narrowbody aircraft. The actions of existing or future low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
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
Also, in 2020, we announced our intention to enter into a marketing relationship with JetBlue. This arrangement includes an alliance agreement with reciprocal codesharing on domestic and certain international routes from New York (JFK, LGA, and EWR) and BOS, and provides for reciprocal loyalty program benefits. The arrangement does not include JetBlue’s future transatlantic flying. Pursuant to federal law, American and JetBlue submitted this proposed alliance arrangement to the DOT for review. After American, JetBlue and the DOT agreed to a series of commitments, the DOT terminated its review of the proposed alliance. The commitments include growth commitments to ensure capacity expansion, slot divestitures at JFK and at DCA near Washington, D.C. and antitrust compliance measures. Beyond this agreement with the DOT, American and JetBlue will also be refraining from certain kinds of coordination on certain city pair markets. In addition to the DOT review, the U.S. Department of Justice and the New York Attorney General, the Massachusetts Attorney General, and the Attorneys General of certain other state and local jurisdictions are investigating this proposed alliance, which investigations remain ongoing. American and JetBlue intend to cooperate with those investigations, but are proceeding with plans to implement this alliance.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. We do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, our future fuel needs remain unclear due to uncertainties regarding air travel demand and any hedging would potentially require significant capital or collateral to be placed at risk. Accordingly, as of June 30, 2021, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”

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

Brexit occurred on January 31, 2020 under the terms of the agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the EU and the European Atomic Energy Community (the Withdrawal Agreement). The Withdrawal Agreement provided for a transition period that ended on December 31, 2020. Prior to the end of the transition period, on December 24, 2020, EU and United Kingdom negotiators agreed to a new trade and cooperation agreement, which was signed on December 30, 2020 (the EU-UK Trade and Cooperation Agreement). The EU-UK Trade and Cooperation Agreement was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021. We face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. The EU-UK Trade and Cooperation Agreement includes provisions in relation to commercial air service that we expect to be sufficient to sustain our current services under the transatlantic joint business. However, the scope of traffic rights under the EU-UK Trade and Cooperation Agreement is less extensive than before Brexit and therefore the full impact of the EU-UK Trade and Cooperation Agreement is uncertain. As a result, the continuation of our current services, and those of our partners could be disrupted. This could materially adversely affect our business, results of operations and financial condition. More generally, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations.
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
More generally, our industry may be affected by any deterioration in global trade relations, including shifts in the trade policies of individual nations. For example, much of the demand for international air travel is the result of business travel in support of global trade. Should protectionist governmental policies, such as increased tariff or other trade barriers, travel limitations and other regulatory actions, have the effect of reducing global commercial activity, the result could be a material decrease in the demand for international air travel. Additionally, certain of the products and services that we purchase, including certain of our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government in respect of the importation of such products could materially increase the amounts we pay for them. In particular, on October 2, 2019, the Office of the U.S. Trade Representative (USTR), as part of an ongoing dispute with the EU before the World Trade Organization (WTO) concerning, among other things, aircraft subsidies, was authorized by an arbitration tribunal of the WTO to impose up to $7.5 billion per year in import tariffs on certain goods originating from the EU. In October 2019, the USTR imposed tariffs on certain imports from the EU, including on certain Airbus aircraft that we previously contracted to purchase; these aircraft were initially subject to an ad valorem duty of 10% that was subsequently increased to 15% in March 2020. In January 2021, the USTR expanded the scope of the 15% tariff to apply to certain imported aircraft parts in addition to imported aircraft. In June 2021, the United States and the EU announced an agreement to suspend the imposition of these tariffs. Nonetheless, if and to the extent any of these tariffs are in fact imposed on us without any available means for us to mitigate or pass on the burden of these tariffs to Airbus, the effective cost of new Airbus aircraft required to implement our fleet plan would increase.
Brexit occurred on January 31, 2020 under the terms of the Withdrawal Agreement. The Withdrawal Agreement provided for a transition period that ended on December 31, 2020. Prior to the end of the transition period, on December 24, 2020, EU and United Kingdom negotiators agreed to the EU-UK Trade and Cooperation Agreement, which was signed on December 30, 2020. The EU-UK Trade and Cooperation Agreement was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021. We face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. The EU-UK Trade and Cooperation Agreement includes provisions in relation to commercial air service that we expect to be sufficient to sustain our current services under the transatlantic joint business. However, the scope of traffic rights under the EU-UK Trade and Cooperation Agreement is less extensive than before Brexit and therefore the full impact of the EU-UK Trade and Cooperation Agreement is uncertain. As a result, the continuation of our current services, and those of our partners could be disrupted. This could materially adversely affect our business, results of operations and financial condition.
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
We are subject to a number of increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of human health and the environment and noise reduction, including those relating to emissions to the air, discharges to land and surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils and waste materials. This universe of substances is evolving to encompass many substances not previously regulated. Compliance with environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties, and well as civil liability.
We are also subject to other environmental laws and regulations, including those that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be retroactive, strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of when it occurred, fault or the amount of waste directly attributable to us. We have liability for investigation and remediation costs at various sites, although such costs currently are not expected to have a material adverse effect on our business.
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
Our ability to provide service can also be impaired at airports, such as LAX and ORD where the airport gates and other facilities are currently inadequate to accommodate all of the service that we would like to provide, or airports such as Dallas Love Field Airport where we have no access to gates at all.
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

The closing price of our common stock on Nasdaq varied from $9.04 to $30.47 during 2020 and $15.00 to $25.82 during 2021 year-to-date through July 16, 2021. At times during this period, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that this wide range of trading prices is broadly indicative of the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
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
In connection with the financial assistance provided under PSP1, PSP2 and PSP3, we agreed not to repurchase shares of AAG common stock through September 30, 2022. If we determine to make any share repurchases in the future, such repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended again at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements, such as the requirements of the CARES Act, the PSP Extension Law, the ARP and other relevant factors. Our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.
In connection with the financial assistance provided under PSP1, PSP2 and PSP3, we agreed not to pay dividends on AAG common stock through September 30, 2022. If we determine to make any dividends in the future, such dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued again at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
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
The issuance or sale of shares of our common stock, rights to acquire shares of our common stock, or warrants issued to Treasury under the CARES Act, the PSP Extension Law, the ARP, PSP1, PSP2 and PSP3, could depress the trading price of our common stock and the Convertible Notes.
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
ITEM 5. OTHER INFORMATION
We are party to that certain Credit and Guaranty Agreement, dated as of April 29, 2016, among American as the Borrower, AAG as Parent and a Guarantor, certain other subsidiaries of AAG as Guarantors, the lenders party thereto, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and certain other parties thereto (as amended, the April 2016 Credit Agreement). The April 2016 Credit Agreement has been filed as Exhibits 10.25 through 10.30 to our 2020 Form 10-K. Pursuant to the April 2016 Credit Agreement, as of June 30, 2021, we had (a) outstanding term loans in the aggregate principal amount of $950 million which bore interest at a variable rate of interest then equal to 2.10% per annum and with a final maturity of 2023, and (b) revolving credit loans available to us in the aggregate principal amount of $450 million, none of which was drawn or outstanding. On July 22, 2021, we repaid in full at par and terminated the term loan. The revolving credit facility component of the April 2016 Credit Agreement, which has a final maturity of October 2024, remains in place.

ITEM 6. EXHIBITS
Exhibits required to be filed by Item 601 of Regulation S-K: Where the amount of securities authorized to be issued under any of our long-term debt agreements does not exceed 10% of our assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, we hereby agree to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.

Exhibit Number	Description

4.1	Warrant Agreement, dated as of April 23, 2021, between American Airlines Group Inc. and the United States Department of the Treasury.
4.2	Form of PSP3 Warrant (incorporated by reference to Annex B to Exhibit 4.1 filed herein).
10.1	Payroll Support Program 3 Agreement, dated as of April 23, 2021, between American Airlines, Inc. and the United States Department of the Treasury.
10.2
Promissory Note, dated as of April 23, 2021, issued by American Airlines Group Inc. in the name of the United States Department of the Treasury and guaranteed by American Airlines, Inc., Envoy Air Inc., Piedmont Airlines, Inc. and PSA Airlines, Inc.

10.3
Amendment 2, dated as of June 28, 2021, to the Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company.*

10.4	Supplemental Agreement No. 16, dated as of May 21, 2021, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company.*
10.5	Supplemental Agreement No. 19, dated as of April 8, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).
* Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: July 22, 2021	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: July 22, 2021	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)