Form 10-Q
period 2021-09-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2021-10-21
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021

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
As of October 15, 2021, there were 647,514,522 shares of American Airlines Group Inc. common stock outstanding.
As of October 15, 2021, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2021

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
•The commercial relationships that we have with other airlines, including any related equity investments, may not produce the returns or results we expect.
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
•A shortage of pilots or other personnel could materially adversely affect our business.

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
“2020 Form 10-K” means AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2020.
“2020 JFK Bonds” means the $298 million of special facility revenue bonds issued on behalf of American by NYTDC in June 2020.
“2021 JFK Bonds” means the approximately $150 million of special facility revenue bonds NYTDC issued in June 2021.
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
“AAdvantage Note Guarantees” means the full and unconditional guarantee of the AAdvantage Notes by the AAdvantage Guarantors.
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
“Convertible Notes Trustee” means Wilmington Trust, National Association, as trustee with respect to the Convertible Notes.
“CORSIA” means the Carbon Offsetting and Reduction Scheme for International Aviation.
“COVID-19” refers to a respiratory illness first detected in 2019 and the ensuing global pandemic that remains ongoing as of the date of this report.
“DCA” means Ronald Reagan Washington National Airport.
“DCR” means disputed claims reserve, a reserve established by the Bankruptcy Court, pursuant to the Plan, to hold shares of AAG common stock for issuance to disputed claimholders as of the Effective Date or, alternatively, to former holders of AMR common stock or former holders of certain AMR convertible notes.
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
“December 2016 Credit Facilities” means, collectively, the December 2016 Term Loan Facility and the revolving credit facility that may be established under the December 2016 Credit Agreement.
“December 2016 Term Loan Facility” means the $1.2 billion term loan facility provided for under the December 2016 Credit Agreement.
“DOJ” means the United States Department of Justice.
“DOT” means the United States Department of Transportation.
“EC” means the European Commission.
“EETC” means enhanced equipment trust certificate.
“Effective Date” means December 9, 2013.
“Envoy” means Envoy Air Inc.
“EPA” means the U.S. Environmental Protection Agency.
“EPS” means earnings (loss) per common share.
“EU” means European Union.
"EU-UK Trade and Cooperation Agreement" means the trade and cooperation agreement, which was signed on December 30, 2020 between the EU and United Kingdom.
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
“Loyalty Issuer” means AAdvantage Loyalty IP Ltd., a Cayman Islands exempted company incorporated with limited liability and an indirect wholly owned subsidiary of American and co-issuer of the AAdvantage Notes.
“LTV” means loan to value ratio.
“Mainline” means the operations of American and excludes regional operations.
“Merger” means the merger of US Airways Group and AMR Corporation on December 9, 2013.
“Mesa” means Mesa Airlines, Inc.
"NEA" means Northeast Alliance arrangement between American and JetBlue.
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
“PSP1 Agreement” means the Payroll Support Program Agreement entered into by the Subsidiaries with Treasury on April 20, 2020.
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
“PSP2 Warrant Agreement” means the agreement entered into between AAG and Treasury in connection with the PSP2 Agreement, pursuant to which AAG issued PSP2 Warrants to Treasury to purchase the PSP2 Warrant Shares.
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
“PSP3 Warrant Agreement” means the agreement entered into between AAG and Treasury in connection with the PSP3 Agreement, pursuant to which AAG issued PSP3 Warrants to Treasury to purchase the PSP3 Warrant Shares.
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
“Terminal” means the passenger terminal facility used by American at JFK.
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues:
Passenger	$7,957	$2,540	$17,682	$11,328
Cargo	332	207	973	484
Other	680	426	1,800	1,497
Total operating revenues	8,969	3,173	20,455	13,309
Operating expenses:
Aircraft fuel and related taxes	1,952	611	4,596	2,703
Salaries, wages and benefits	3,018	2,763	8,611	8,592
Regional expenses	887	529	2,148	2,161
Maintenance, materials and repairs	548	337	1,383	1,253
Other rent and landing fees	694	472	1,950	1,495
Aircraft rent	358	336	1,064	1,004
Selling expenses	318	97	745	540
Depreciation and amortization	480	498	1,439	1,557
Special items, net	(990)	(295)	(3,986)	(657)
Other	1,109	696	2,784	2,567
Total operating expenses	8,374	6,044	20,734	21,215
Operating income (loss)	595	(2,871)	(279)	(7,906)
Nonoperating income (expense):
Interest income	5	5	13	36
Interest expense, net	(476)	(340)	(1,332)	(851)
Other income, net	82	111	241	77
Total nonoperating expense, net	(389)	(224)	(1,078)	(738)
Income (loss) before income taxes	206	(3,095)	(1,357)	(8,644)
Income tax provision (benefit)	37	(696)	(296)	(1,937)
Net income (loss)	$169	$(2,399)	$(1,061)	$(6,707)

Earnings (loss) per common share:
Basic	$0.26	$(4.71)	$(1.65)	$(14.76)
Diluted	$0.25	$(4.71)	$(1.65)	$(14.76)
Weighted average shares outstanding (in thousands):
Basic	648,564	509,049	642,432	454,523
Diluted	721,142	509,049	642,432	454,523
Cash dividends declared per common share	$—	$—	$—	$0.10
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$169	$(2,399)	$(1,061)	$(6,707)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	40	(14)	146	(145)
Investments	—	1	—	—
Total other comprehensive income (loss), net of tax	40	(13)	146	(145)
Total comprehensive income (loss)	$209	$(2,412)	$(915)	$(6,852)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$293	$245
Short-term investments	14,243	6,619
Restricted cash and short-term investments	923	609
Accounts receivable, net	1,332	1,342
Aircraft fuel, spare parts and supplies, net	1,851	1,614
Prepaid expenses and other	553	666
Total current assets	19,195	11,095
Operating property and equipment
Flight equipment	37,689	37,816
Ground property and equipment	9,114	9,194
Equipment purchase deposits	626	1,446
Total property and equipment, at cost	47,429	48,456
Less accumulated depreciation and amortization	(17,632)	(16,757)
Total property and equipment, net	29,797	31,699
Operating lease right-of-use assets	7,804	8,039
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $775 and $745, respectively	1,998	2,029
Deferred tax asset	3,582	3,239
Other assets	1,970	1,816
Total other assets	11,641	11,175
Total assets	$68,437	$62,008
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$2,550	$2,797
Accounts payable	1,835	1,196
Accrued salaries and wages	1,501	1,716
Air traffic liability	6,450	4,757
Loyalty program liability	2,791	2,033
Operating lease liabilities	1,490	1,651
Other accrued liabilities	2,321	2,419
Total current liabilities	18,938	16,569
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	36,047	29,796
Pension and postretirement benefits	6,495	7,069
Loyalty program liability	6,404	7,162
Operating lease liabilities	6,568	6,777
Other liabilities	1,422	1,502
Total noncurrent liabilities	56,936	52,306
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 647,477,469 shares issued and outstanding at September 30, 2021; 621,479,522 shares issued and outstanding at December 31, 2020	6	6
Additional paid-in capital	7,221	6,894
Accumulated other comprehensive loss	(6,957)	(7,103)
Retained deficit	(7,707)	(6,664)
Total stockholders’ deficit	(7,437)	(6,867)
Total liabilities and stockholders’ equity (deficit)	$68,437	$62,008
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$1,904	$(3,680)
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(25)	(1,810)
Proceeds from sale-leaseback transactions	168	433
Proceeds from sale of property and equipment	181	251
Purchases of short-term investments	(15,159)	(7,086)
Sales of short-term investments	7,540	2,603
Increase in restricted short-term investments	(330)	(317)
Other investing activities	(96)	(112)
Net cash used in investing activities	(7,721)	(6,038)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	12,096	11,564
Payments on long-term debt and finance leases	(6,639)	(3,018)
Proceeds from issuance of equity	460	1,527
Deferred financing costs	(176)	(132)
Treasury stock repurchases and shares withheld for taxes pursuant to employee stock plans	(13)	(173)
Dividend payments	—	(43)
Other financing activities	121	—
Net cash provided by financing activities	5,849	9,725
Net increase in cash and restricted cash	32	7
Cash and restricted cash at beginning of period	399	290
Cash and restricted cash at end of period (1)	$431	$297

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$914	$468
Property and equipment acquired through finance leases	127	—
Operating lease conversion to finance lease	102	—
Settlement of bankruptcy obligations	—	56
Deferred financing costs paid through issuance of debt	—	17
Supplemental information:
Interest paid, net	1,306	715
Income taxes paid	2	2

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$293	$253
Restricted cash included in restricted cash and short-term investments	138	44
Total cash and restricted cash	$431	$297
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2020	$6	$6,894	$(7,103)	$(6,664)	$(6,867)
Net loss	—	—	—	(1,250)	(1,250)
Other comprehensive income, net	—	—	67	—	67
Impact of adoption of Accounting Standards Update (ASU) 2020-06 related to convertible instruments (see Note 1(c))	—	(320)	—	19	(301)
Issuance of 18,194,573 shares of AAG common stock pursuant to an at-the-market offering, net of offering costs	—	316	—	—	316
Issuance of PSP2 Warrants (see Note 1(b))	—	65	—	—	65
Issuance of 1,700,380 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Share-based compensation expense	—	38	—	—	38
Balance at March 31, 2021	6	6,980	(7,036)	(7,895)	(7,945)
Net income	—	—	—	19	19
Other comprehensive income, net	—	—	39	—	39
Issuance of 5,956,191 shares of AAG common stock pursuant to an at-the-market offering, net of offering costs	—	144	—	—	144
Issuance of PSP2 and PSP3 Warrants (see Note 1(b))	—	56	—	—	56
Issuance of 115,833 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	—	—	—	—
Share-based compensation expense	—	20	—	—	20
Balance at June 30, 2021	6	7,200	(6,997)	(7,876)	(7,667)
Net income	—	—	—	169	169
Other comprehensive income, net	—	—	40	—	40
Issuance of 30,970 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	—	—	—	—
Share-based compensation expense	—	21	—	—	21
Balance at September 30, 2021	$6	$7,221	$(6,957)	$(7,707)	$(7,437)

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2019	$4	$3,945	$(6,331)	$2,264	$(118)
Net loss	—	—	—	(2,241)	(2,241)
Other comprehensive loss, net	—	—	(149)	—	(149)
Purchase and retirement of 6,378,025 shares of AAG common stock	—	(145)	—	—	(145)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(44)	(44)
Issuance of 1,062,052 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Settlement of single-dip unsecured claims held in disputed claims reserve (DCR)	—	56	—	—	56
Share-based compensation expense	—	18	—	—	18
Balance at March 31, 2020	4	3,861	(6,480)	(21)	(2,636)
Net loss	—	—	—	(2,067)	(2,067)
Other comprehensive income, net	—	—	17	—	17
Issuance of PSP1 Warrants	—	55	—	—	55
Equity component of convertible debt issued, net of tax and offering costs	—	320	—	—	320
Issuance of 85,215,000 shares of AAG common stock pursuant to a public stock offering, net of offering costs	1	1,112	—	—	1,113
Issuance of 454,621 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(2)	—	—	(2)
Share-based compensation expense	—	31	—	—	31
Balance at June 30, 2020	5	5,377	(6,463)	(2,088)	(3,169)
Net loss	—	—	—	(2,399)	(2,399)
Other comprehensive loss, net	—	—	(13)	—	(13)
Issuance of PSP1 Warrants	—	8	—	—	8
Issuance of Treasury Loan Warrants	—	25	—	—	25
Issuance of 47,741 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	—	—	—	—
Share-based compensation expense	—	20	—	—	20
Balance at September 30, 2020	$5	$5,430	$(6,476)	$(4,487)	$(5,528)
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, testing regimes, closing of borders, “stay at home” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While global vaccination efforts are underway and demand for air travel has begun to return, our revenues continued to improve during the second and third quarters of 2021, although recovery was weaker than previous expectations, primarily due to the rise in COVID-19 cases associated with the delta variant and the continuation or reimposition of restrictions on global travel. The continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be estimated.
We have taken aggressive actions to mitigate the effects of the COVID-19 pandemic on our business, including capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position, consistent with the terms of the financial assistance we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law) and Section 7301 of the American Rescue Plan Act of 2021 (the ARP).
Capacity Reductions
Our capacity (as measured by available seat miles) continues to be significantly reduced compared to pre-COVID-19 pandemic levels, with flying during the third quarter of 2021 down 19.4% as compared to the third quarter of 2019. Domestic capacity in the third quarter of 2021 was down 4.7% while international capacity was down 45.9% versus the third quarter of 2019.
While demand for domestic and short-haul international markets has largely recovered to 2019 levels, uncertainty continues to exist. We will continue to match our forward capacity with observed booking trends for future travel and make further adjustments to our capacity as needed.
Cost Reductions
We have reduced our 2021 operating expenditures as a result of permanent non-volume cost reductions and other efficiency measures. These reductions include labor productivity enhancements, management salaries and benefits and other permanent cost reductions. Also, during the first quarter of 2021, an additional 1,600 represented team members opted into a voluntary early retirement program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Liquidity
As of September 30, 2021, we had $17.9 billion in total available liquidity, consisting of $14.5 billion in unrestricted cash and short-term investments, $2.8 billion in undrawn capacity under revolving credit facilities and a total of $570 million in undrawn short-term revolving and other facilities.
During the first nine months of 2021, we completed the following financing transactions (see Note 5 for further information):
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
•repaid the $550 million of outstanding loans under, and terminated, the $7.5 billion secured term loan facility with the U.S. Department of the Treasury (Treasury) (the Treasury Loan Agreement);
•issued 24.2 million shares of AAG common stock at an average price of $19.26 per share pursuant to an at-the-market offering for net proceeds of $460 million (approximately $650 million of at-the-market authorization remains available at September 30, 2021);
•issued approximately $150 million in special facility revenue bonds related to John F. Kennedy International Airport (JFK), of which $62 million was used to fund the redemption of other bonds related to JFK;
•repaid in full $950 million of the outstanding balance under, and terminated, the April 2016 Spare Parts Term Loan Facility; and
•raised $168 million principally from aircraft sale-leaseback transactions.
In addition to the foregoing financings, during the first quarter of 2021, we received an aggregate of approximately $3.1 billion in financial assistance through the payroll support program (PSP2) established under the PSP Extension Law. In April 2021, we received an additional installment of $463 million for an aggregate $3.5 billion of financial assistance under PSP2. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP2 Promissory Note) to Treasury for $1.0 billion in aggregate principal amount and warrants to purchase up to an aggregate of approximately 6.6 million shares (the PSP2 Warrant Shares) of AAG common stock.
In the second quarter of 2021, we received an aggregate of approximately $3.3 billion in financial assistance through the payroll support program (PSP3) established under the ARP. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP3 Promissory Note) to Treasury for $946 million in aggregate principal amount and warrants to purchase up to an aggregate of approximately 4.4 million shares (the PSP3 Warrant Shares) of AAG common stock. See below for further discussion on PSP2 and PSP3.
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
PSP2 Agreement
In connection with PSP2, we are required to comply with the relevant provisions of the PSP Extension Law, which are substantially similar to the restrictions contained in the Payroll Support Program Agreement entered into by the Subsidiaries with Treasury in connection with the payroll support program established under the CARES Act (the PSP1 Agreement), but are in effect for a longer time period. These provisions include the requirement that funds provided pursuant to the PSP2 Agreement be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the prohibition against involuntary furloughs and reductions in employee pay rates and benefits through March 31, 2021, the provisions that prohibit the repurchase of AAG common stock and the payment of common stock dividends through at least March 31, 2022, the provisions that restrict the payment of certain executive compensation until at least October 1, 2022, and a requirement to recall employees involuntarily terminated or furloughed after September 30, 2020. As was the case with PSP1, the PSP2 Agreement also imposes substantial reporting obligations on us.
Pursuant to the PSP2 Agreement, Treasury provided us financial assistance in three installments totaling approximately $3.5 billion in the aggregate. As partial compensation to the U.S. Government for the provision of financial assistance under PSP2, AAG issued the PSP2 Promissory Note in the aggregate principal amount of $1.0 billion and issued warrants (each a PSP2 Warrant and, collectively, the PSP2 Warrants) to Treasury to purchase up to an aggregate of approximately 6.6 million shares of AAG common stock for an exercise price of $15.66 per share, subject to adjustment. See Note 5 for further information on the PSP2 Promissory Note and below for more information on the PSP2 Warrant Agreement and PSP2 Warrants.
For accounting purposes, the $3.5 billion of aggregate financial assistance we received pursuant to the PSP2 Agreement is allocated to the PSP2 Promissory Note, the PSP2 Warrants and other PSP2 financial assistance (the PSP2 Financial Assistance). The $1.0 billion aggregate principal amount of the PSP2 Promissory Note was recorded as unsecured long-term debt, and the $76 million total fair value of the PSP2 Warrants, estimated using a Black-Scholes option pricing model, was recorded in stockholders' deficit in the condensed consolidated balance sheet. The remaining amount of approximately $2.4 billion of PSP2 Financial Assistance was recognized as a credit to special items, net in the condensed consolidated statement of operations primarily in the first quarter of 2021, the period over which the continuation of payment of eligible employee wages, salaries and benefits was required. The third installment was received and recognized as a credit to special items, net in the second quarter of 2021. For the nine months ended September 30, 2021, approximately $2.4 billion of PSP2 Financial Assistance was recognized as a credit to special items, net in the condensed consolidated statement of operations.
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
The PSP2 Warrants do not have any voting rights and are freely transferrable, with registration rights. Each PSP2 Warrant expires on the fifth anniversary of the date of issuance of such PSP2 Warrant. The PSP2 Warrants will be exercisable either through net share settlement or cash, at our option. The PSP2 Warrants were issued solely as compensation to the U.S. Government related to entry into the PSP2 Agreement. No separate proceeds (apart from the financial assistance described above) were received upon issuance of the PSP2 Warrants or will be received upon exercise thereof.

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
PSP3 Agreement
In connection with PSP3, we are required to comply with the relevant provisions of the ARP, which are substantially similar to the restrictions contained in the PSP1 Agreement, but are in effect for a longer time period. These provisions include the requirement that funds provided pursuant to the PSP3 Agreement be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the prohibition against involuntary furloughs and reductions in employee pay rates and benefits through at least September 30, 2021, the provisions that prohibit the repurchase of AAG common stock and the payment of common stock dividends through at least September 30, 2022, and the provisions that restrict the payment of certain executive compensation until April 1, 2023. As was the case with PSP1 and PSP2, the PSP3 Agreement also imposes substantial reporting obligations on us.
Pursuant to the PSP3 Agreement, Treasury provided us financial assistance in two installments totaling approximately $3.3 billion in the aggregate. As partial compensation to the U.S. Government for the provision of financial assistance under PSP3, AAG issued the PSP3 Promissory Note in the aggregate principal amount of $946 million and issued warrants (each a PSP3 Warrant and, collectively, the PSP3 Warrants) to Treasury to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock for an exercise price of $21.75 per share, subject to adjustment. See Note 5 for further information on the PSP3 Promissory Note and below for more information on the PSP3 Warrant Agreement and PSP3 Warrants.
For accounting purposes, the $3.3 billion of aggregate financial assistance we received pursuant to the PSP3 Agreement is allocated to the PSP3 Promissory Note, the PSP3 Warrants and other PSP3 financial assistance (the PSP3 Financial Assistance). The $946 million aggregate principal amount of the PSP3 Promissory Note was recorded as unsecured long-term debt, and the $46 million total fair value of the PSP3 Warrants, estimated using a Black-Scholes option pricing model, was recorded in stockholders' deficit in the condensed consolidated balance sheet. The remaining amount of approximately $2.3 billion of PSP3 Financial Assistance was recognized as a credit to special items, net in the condensed consolidated statements of operations in the second and third quarters of 2021, the period over which the continuation of payment of eligible employee wages, salaries and benefits was required. For the three and nine months ended September 30, 2021, approximately $1.1 billion and $2.3 billion of PSP3 Financial Assistance, respectively, was recognized as a credit to special items, net in the condensed consolidated statements of operations.
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
The PSP3 Warrants do not have any voting rights and are freely transferrable, with registration rights. Each PSP3 Warrant expires on the fifth anniversary of the date of issuance of such PSP3 Warrant. The PSP3 Warrants will be exercisable either through net share settlement or cash, at our option. The PSP3 Warrants were issued solely as compensation to the U.S. Government related to entry into the PSP3 Agreement. No separate proceeds (apart from the financial assistance described above) were received upon issuance of the PSP3 Warrants or will be received upon exercise thereof.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
(c) Recent Accounting Pronouncements
ASU 2020-06: Accounting for Convertible Instruments and Contracts In An Entity's Own Equity (the New Convertible Debt Standard)
The New Convertible Debt Standard simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, the New Convertible Debt Standard amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the New Convertible Debt Standard using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. The New Convertible Debt Standard is applicable to our 6.50% convertible senior notes due 2025 (the Convertible Notes). We early adopted the New Convertible Debt Standard as of January 1, 2021 using the modified retrospective method to recognize the Convertible Notes as a single liability instrument. As of January 1, 2021, we recorded a $415 million ($320 million net of tax) reduction to additional paid-in capital to remove the equity component of the Convertible Notes from our balance sheet and a $19 million cumulative effect adjustment credit, net of tax, to retained deficit related to non-cash debt discount amortization recognized in periods prior to adoption resulting in a corresponding reduction of $389 million to the debt discount associated with the Convertible Notes.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PSP Financial Assistance (1)	$(992)	$(1,908)	$(4,162)	$(3,710)
Severance expenses (2)	—	871	168	1,408
Mark-to-market adjustments on bankruptcy obligations, net (3)	(1)	—	5	(49)
Fleet impairment (4)	—	742	—	1,484
Labor contract expenses (5)	—	—	—	228
Other operating special items, net	3	—	3	(18)
Mainline operating special items, net	(990)	(295)	(3,986)	(657)

PSP Financial Assistance (1)	(128)	(228)	(539)	(444)
Regional pilot retention program (6)	61	—	61	—
Fleet impairment (4)	—	—	27	117
Severance expenses (2)	—	4	2	18
Regional operating special items, net	(67)	(224)	(449)	(309)
Operating special items, net	(1,057)	(519)	(4,435)	(966)

Mark-to-market adjustments on equity and other investments, net (7)	16	(21)	3	159
Debt refinancing, extinguishment and other, net	2	—	28	48
Nonoperating special items, net	18	(21)	31	207

(1)The 2021 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP2 and PSP3 Agreements. See Note 1(b) for further information. The 2020 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP1 Agreement.
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments primarily related to our voluntary early retirement programs were approximately $190 million and $480 million for the three and nine months ended September 30, 2021, respectively, and approximately $120 million and $170 million for the three and nine months ended September 30, 2020, respectively.
(3)Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.
(4)Fleet impairment charges resulted from the retirement of certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the first nine months of 2021, we retired our remaining Embraer 140 fleet resulting in a non-cash write-down of these regional aircraft.
Aircraft retired in 2020 included the entire Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft. During the three months ended September 30, 2020, we recorded a $709 million non-cash write-down of Airbus A330-200 aircraft and associated spare parts and $33 million in cash charges primarily for lease return and other costs. During the nine months ended September 30, 2020, we recorded a $1.5 billion non-cash write-down of mainline and regional aircraft and associated spare parts and $109 million in cash charges primarily for impairment of ROU assets and lease return costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
(5)Labor contract expenses primarily related to one-time charges due to the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(6)Our regional pilot retention program provides for, among other things, a cash retention bonus to be paid in the fourth quarter of 2021 to eligible captains at our wholly-owned regional airlines included on the pilot seniority list as of September 1, 2021.
(7)Mark-to-market adjustments on equity and other investments, net primarily related to net unrealized gains and losses associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines) and certain treasury rate lock derivative instruments.
3. Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic EPS:
Net income (loss)	$169	$(2,399)	$(1,061)	$(6,707)
Weighted average common shares outstanding (in thousands)	648,564	509,049	642,432	454,523
Basic EPS	$0.26	$(4.71)	$(1.65)	$(14.76)

Diluted EPS:
Net income (loss)	$169	$(2,399)	$(1,061)	$(6,707)
Interest expense on 6.50% convertible senior notes	14	—	—	—
Net income (loss) for purposes of computing diluted EPS	$183	$(2,399)	$(1,061)	$(6,707)
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	648,564	509,049	642,432	454,523
Dilutive effect of stock awards and warrants	10,850	—	—	—
Assumed conversion of 6.50% convertible senior notes	61,728	—	—	—
Diluted weighted average common shares outstanding	721,142	509,049	642,432	454,523
Diluted EPS	$0.25	$(4.71)	$(1.65)	$(14.76)
Securities that could potentially dilute EPS in the future, and which were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
6.50% convertible senior notes	—	61,728	61,728	21,933
PSP1 Warrants	—	25	5,555	2,131
Restricted stock unit awards	1,172	4,559	3,272	5,091
Treasury Loan Warrants	—	1	1,731	—
PSP3 Warrants	4,350	—	1,472	—
PSP2 Warrants	—	—	1,329	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our reported operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Passenger revenue:
Passenger travel	$7,287	$2,407	$16,177	$10,491
Loyalty revenue - travel (1)	670	133	1,505	837
Total passenger revenue	7,957	2,540	17,682	11,328
Cargo	332	207	973	484
Other:
Loyalty revenue - marketing services (2)	585	389	1,571	1,317
Other revenue	95	37	229	180
Total other revenue	680	426	1,800	1,497
Total operating revenues	$8,969	$3,173	$20,455	$13,309

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
(2)During the three months ended September 30, 2021 and 2020, cash payments from co-branded credit card and other partners were $835 million and $526 million, respectively. During the nine months ended September 30, 2021 and 2020, cash payments from co-branded credit card and other partners were $2.6 billion and $2.4 billion, respectively.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic	$6,547	$2,296	$14,646	$9,102
Latin America	957	172	2,375	1,386
Atlantic	408	56	555	621
Pacific	45	16	106	219
Total passenger revenue	$7,957	$2,540	$17,682	$11,328
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

	September 30, 2021	December 31, 2020
	(In millions)
Loyalty program liability	$9,195	$9,195
Air traffic liability	6,450	4,757
Total	$15,645	$13,952

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2020	$9,195
Deferral of revenue	1,544
Recognition of revenue (1)	(1,544)
Balance at September 30, 2021 (2)	$9,195

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. In response to the COVID-19 pandemic, we suspended the expiration of mileage credits through December 31, 2021 and eliminated mileage reinstatement fees for canceled award tickets. As of September 30, 2021, our current loyalty program liability was $2.8 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the COVID-19 pandemic, we will continue to monitor redemption patterns and may adjust our estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2021, $1.5 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2020. In response to the COVID-19 pandemic, we extended the contract duration for certain tickets to March 31, 2022, principally those tickets which were scheduled to expire from March 1, 2020 through March 31, 2021. Additionally, we have eliminated change fees for most domestic and international tickets. As of September 30, 2021, the air traffic liability included approximately $1.2 billion of travel credits related to these unused tickets. Given this change in contract duration and uncertainty surrounding the future demand for air travel, our estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as our estimates of refunds may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2021	December 31, 2020
Secured
2013 Term Loan Facility, variable interest rate of 1.84%, installments through 2025	$1,770	$1,788
2013 Revolving Facility	—	750
2014 Term Loan Facility, variable interest rate of 1.84%, installments through 2027	1,208	1,220
2014 Revolving Facility	—	1,643
April 2016 Spare Parts Term Loan Facility	—	960
April 2016 Revolving Facility	—	450
December 2016 Term Loan Facility, variable interest rate of 2.08%, installments through 2023	1,200	1,200
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
Treasury Term Loan Facility	—	550
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026	3,500	—
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029	3,000	—
AAdvantage Term Loan Facility, variable interest rate of 5.50%, installments beginning in July 2023 through April 2028	3,500	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 3.87%, maturing from 2021 to 2032	9,679	11,013
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.21% to 4.64%, averaging 1.82%, maturing from 2022 to 2032	3,661	4,417
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,129	1,064
	32,347	28,755
Unsecured
PSP1 Promissory Note	1,765	1,765
PSP2 Promissory Note	1,035	—
PSP3 Promissory Note	946	—
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
5.000% senior notes, interest only payments until due in June 2022	750	750
3.75% senior notes, interest only payments until due in March 2025	500	500
	5,996	4,015
Total long-term debt	38,343	32,770
Less: Total unamortized debt discount, premium and issuance costs	468	749
Less: Current maturities	2,405	2,697
Long-term debt, net of current maturities	$35,470	$29,324

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
As of September 30, 2021, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Short-term Revolving and Other Facilities	570
Total	$3,413
American has an undrawn $500 million short-term revolving credit facility, which was set to expire at the beginning of October 2021 but which has been extended to the beginning of January 2022. American has the option to extend further a portion of this short-term revolving credit facility to January 2023. American also currently has approximately $70 million of available borrowing base under a cargo receivables facility that was entered into in December 2020. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings and revolving credit facilities are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities and airport slots, as well as certain intellectual property and loyalty program assets.
6.50% Convertible Senior Notes
At September 30, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $267 million. The last reported sale price per share of our common stock (as defined in the Convertible Notes Indenture) did not exceed 130% of the conversion price of the Convertible Notes for at least 20 of the 30 consecutive trading days ending on September 30, 2021. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes cannot convert at their option at any time during the quarter ending December 31, 2021. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
2021 Financing Activities
2013, 2014 and April 2016 Revolving Facilities
In March 2021, American repaid in full the $750 million of revolving loans outstanding under the 2013 Revolving Facility, the $1.6 billion of revolving loans outstanding under the 2014 Revolving Facility and the $450 million of revolving loans outstanding under the April 2016 Revolving Facility. Following the March 2021 repayment, American is able to draw upon the commitments under these revolving facilities again as needed upon the terms of the underlying credit agreements or leave them undrawn, in each case, until such commitments expire, which is currently scheduled to occur in 2024 for substantially all of such commitments. As of September 30, 2021, there were no borrowings or letters of credit outstanding under any of the 2013 Revolving Facility, the 2014 Revolving Facility or the April 2016 Revolving Facility.
April 2016 Spare Parts Term Loan Facility
On July 22, 2021, American repaid in full the $950 million aggregate principal amount of outstanding term loans under, and terminated, the April 2016 Spare Parts Term Loan Facility. The April 2016 Revolving Facility, in an available aggregate principal amount of $450 million, none of which was drawn or outstanding as of September 30, 2021, and which has a final maturity of October 2024, remains in place.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The PSP2 Promissory Note bears interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the PSP2 Closing Date and 2.00% plus an interest rate based on the secured overnight financing rate (SOFR) per annum or other benchmark replacement rate consistent with customary market conventions (but not to be less than 0.00%) thereafter until the tenth anniversary of the PSP2 Closing Date (the PSP2 Maturity Date), and interest accrued thereon will be payable in arrears on the last business day of March and September of each year, which began on March 31, 2021. The aggregate principal amount outstanding under the PSP2 Promissory Note, together with all accrued and unpaid interest thereon and all other amounts payable under the PSP2 Promissory Note, will be due and payable on the PSP2 Maturity Date.
We may, at any time and from time to time, voluntarily prepay amounts outstanding under the PSP2 Promissory Note, in whole or in part, without penalty or premium. Within 30 days of the occurrence of certain change of control triggering events, we are required to prepay the aggregate outstanding principal amount of the PSP2 Promissory Note, together with any accrued interest or other amounts owing under the PSP2 Promissory Note at such time.
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
PSP3 Promissory Note
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP3 Agreement, AAG issued the PSP3 Promissory Note to Treasury, which provides for our unconditional promise to pay to Treasury the principal sum of $946 million, and the guarantee of our obligations under the PSP3 Promissory Note by the Subsidiaries.
The PSP3 Promissory Note bears interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the PSP3 Closing Date and 2.00% plus an interest rate based on SOFR per annum or other benchmark replacement rate consistent with customary market conventions (but not to be less than 0.00%) thereafter until the tenth anniversary of the PSP3 Closing Date (the PSP3 Maturity Date), and interest accrued thereon will be payable in arrears on the last business day of March and September of each year, which began on September 30, 2021. The aggregate principal amount outstanding under the PSP3 Promissory Note, together with all accrued and unpaid interest thereon and all other amounts payable under the PSP3 Promissory Note, will be due and payable on the PSP3 Maturity Date.
We may, at any time and from time to time, voluntarily prepay amounts outstanding under the PSP3 Promissory Note, in whole or in part, without penalty or premium. Within 30 days of the occurrence of certain change of control triggering events, we are required to prepay the aggregate outstanding principal amount of the PSP3 Promissory Note, together with any accrued interest or other amounts owing under the PSP3 Promissory Note at such time.
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
AAdvantage Financing
On March 24, 2021 (the AAdvantage Financing Closing Date), American and AAdvantage Loyalty IP Ltd., a newly formed Cayman Islands exempted company incorporated with limited liability and an indirect wholly-owned subsidiary of American (Loyalty Issuer and, together with American, the AAdvantage Issuers), completed the offering of $3.5 billion aggregate principal amount of 5.50% Senior Secured Notes due 2026 (the 2026 Notes) and $3.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2029 (the 2029 Notes, and together with the 2026 Notes, the AAdvantage Notes). The AAdvantage Notes are fully and unconditionally guaranteed (the AAdvantage Note Guarantees) on a senior unsecured basis by AAG and fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by AAdvantage Holdings 1, Ltd., a newly formed Cayman Islands exempted company incorporated with limited liability and a direct wholly-owned subsidiary of American, and AAdvantage Holdings 2, Ltd., a newly formed Cayman

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Islands exempted company incorporated with limited liability and an indirect wholly-owned subsidiary of American and the direct parent of Loyalty Issuer (HoldCo2 and, together with AAdvantage Holdings 1, Ltd., the SPV Guarantors, and the SPV Guarantors together with AAG, the AAdvantage Guarantors). The AAdvantage Notes were issued pursuant to an indenture, dated as of March 24, 2021 (the AAdvantage Indenture), by and among the AAdvantage Issuers, the AAdvantage Guarantors and Wilmington Trust, National Association, as trustee and as collateral custodian.
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
Payment Terms of the AAdvantage Notes and AAdvantage Loans under the AAdvantage Term Loan Facility
Interest on the AAdvantage Notes is payable in cash, quarterly in arrears on the 20th day of each January, April, July and October (each, an AAdvantage Payment Date), which began on July 20, 2021. The 2026 Notes will mature on April 20, 2026, and the 2029 Notes will mature on April 20, 2029. The outstanding principal on the 2026 Notes will be repaid in quarterly installments of $292 million on each AAdvantage Payment Date, beginning on July 20, 2023. The outstanding principal on the 2029 Notes will be repaid in quarterly installments of $250 million on each AAdvantage Payment Date, beginning on July 20, 2026.
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
Other Terms of the AAdvantage Indenture and the AAdvantage Term Loan Facility
The AAdvantage Indenture and the AAdvantage Term Loan Facility contain certain covenants that limit the ability of Loyalty Issuer, the SPV Guarantors and, in certain circumstances, American and AAG, to among other things, (i) incur additional indebtedness and make restricted payments, (ii) incur certain liens on the AAdvantage Collateral, (iii) merge,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
consolidate or sell substantially all of their assets, (iv) dispose of the AAdvantage Collateral, (v) sell pre-paid frequent flyer (i.e. AAdvantage) miles in excess of $550 million in the aggregate, and (vi) terminate, amend, waive, supplement or modify the IP Licenses, or exercise rights and remedies thereunder, except under certain circumstances. American and Loyalty Issuer are also prohibited from substantially reducing the AAdvantage program business or modifying the terms of the AAdvantage program in a manner that would reasonably be expected to materially impair repayment of the AAdvantage Financing obligations (described as a Payment Material Adverse Effect in each of the AAdvantage Indenture and the AAdvantage Term Loan Facility), and AAG and its subsidiaries are prohibited from changing the policies and procedures of the AAdvantage program in a manner that would reasonably be expected to have a Payment Material Adverse Effect or operating a competing loyalty program. Notwithstanding these restrictions, the AAdvantage program is expected to operate as it has in the past, and the entry into the AAdvantage Financing is not expected to have any impact on the benefits offered to AAdvantage members.
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
Subject to certain materiality thresholds, qualifications, exceptions, “baskets” and grace and cure periods, the AAdvantage Indenture and the AAdvantage Term Loan Facility contain various events of default, including payment defaults, covenant defaults, cross-defaults to certain other indebtedness, termination of certain agreements related to the AAdvantage program, bankruptcy events of Loyalty Issuer or any SPV Guarantor, and a change of control of Loyalty Issuer or any SPV Guarantor. A bankruptcy event of American is not itself an event of default; following an American bankruptcy, an event of default would only occur if American failed to satisfy certain enumerated bankruptcy case milestones, including an assumption of the AAdvantage Financing by a certain date. Upon the occurrence of an event of default, the outstanding obligations under the AAdvantage Indenture and the AAdvantage Term Loan Facility may (or, with respect to the bankruptcy events noted above, shall) be accelerated and become due and payable immediately.
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
JFK Special Facility Revenue Bonds
In January 2020, American and British Airways announced the start of construction projects to upgrade New York's JFK Terminal 8 (the Terminal). The renovation projects at the Terminal include: (i) the reconfiguration or elimination of certain existing gates and the construction of jumbo gates, (ii) the construction of approximately 51,000 square feet of new terminal building space and the refurbishment of 73,300 square feet of existing terminal space, (iii) the expansion of the baggage system capacity of the Terminal, (iv) improvements to the premium passenger lounges, check-in and, potentially, security access areas, and (v) bathroom refreshment, new signage, and other upgrades. The construction project is currently scheduled to be completed in 2023 and is estimated to cost $439 million, of which $298 million was funded with proceeds of the special facility revenue bonds issued by the New York Transportation Development Corporation (NYTDC) on behalf of American in June 2020 (the 2020 JFK Bonds) and approximately $84 million of which will be funded with proceeds of the approximately $150 million of special facility revenue bonds NYTDC issued in June 2021 (the 2021 JFK Bonds).
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
The 2021 JFK Bonds, in aggregate, were priced at par value. The gross proceeds from the issuance of the 2021 JFK Bonds were approximately $150 million. Of this amount, $4 million was used to fund the costs of issuance of the 2021 JFK Bonds, $62 million was used to fund the redemption of the 2016 and 2020 JFK Bonds due August 2021, with the remaining amount of proceeds received to be held in restricted cash and short-term investments on the condensed consolidated balance sheet and to be used to finance a portion of the cost of the renovation and expansion of the Terminal. The 2021 JFK Bonds are comprised of term bonds, $70 million of which bear interest at 2.25% per annum and mature on August 1, 2026, and $80 million of which bear interest at 3.00% per annum and mature on August 1, 2031. As of September 30, 2021, $264 million of proceeds funded by the issuance of the 2020 and 2021 JFK Bonds are included in restricted cash and short-term investments on the accompanying condensed consolidated balance sheet.
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
During the three and nine months ended September 30, 2021, we recorded an income tax provision of $37 million and an income tax benefit of $296 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
7. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2021.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2021
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$944	$944	$—	$—
Corporate obligations	9,002	—	9,002	—
Bank notes/certificates of deposit/time deposits	3,182	—	3,182	—
Repurchase agreements	1,115	—	1,115	—
	14,243	944	13,299	—
Restricted cash and short-term investments (1), (3)	923	688	235	—
Long-term investments (4)	153	153	—	—
Total	$15,319	$1,785	$13,534	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral associated with the payment of certain fees and interest in respect to the AAdvantage Financing and money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of the Terminal at JFK as well as collateral held to support workers' compensation obligations.
(4)Long-term investments primarily include our equity investment in China Southern Airlines, in which we presently own a 1.8% equity interest, and are classified in other assets on the condensed consolidated balance sheet.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $3.7 billion and $2.3 billion as of September 30, 2021 and December 31, 2020, respectively, which would have been classified as Level 3 in the fair value hierarchy. The fair value of the Convertible Notes was $1.6 billion and $1.2 billion as of September 30, 2021 and December 31, 2020, respectively.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$37,875	$39,233	$32,021	$30,454

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2021	2020	2021	2020
Service cost	$1	$1	$2	$2
Interest cost	132	154	8	8
Expected return on assets	(269)	(253)	(3)	(3)
Special termination benefits	—	—	—	410
Amortization of:
Prior service cost (benefit)	7	7	(3)	(33)
Unrecognized net loss (gain)	54	41	(6)	(5)
Net periodic benefit cost (income)	$(75)	$(50)	$(2)	$379

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2021	2020	2021	2020
Service cost	$3	$3	$7	$5
Interest cost	394	461	23	22
Expected return on assets	(813)	(757)	(9)	(9)
Special termination benefits	—	—	139	410
Settlements	—	4	—	—
Amortization of:
Prior service cost (benefit)	21	21	(10)	(139)
Unrecognized net loss (gain)	159	124	(17)	(17)
Net periodic benefit cost (income)	$(236)	$(144)	$133	$272
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
During the first quarter of 2021 and the third quarter of 2020, we remeasured our retiree medical and other postretirement benefits to account for enhanced healthcare benefits provided to eligible team members who opted into voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. For the nine months ended September 30, 2021, we recognized a $139 million special charge for these enhanced healthcare benefits and increased our postretirement benefits obligation by $139 million. For the three and nine months ended September 30, 2020, we recognized a $410 million special charge for these enhanced healthcare benefits and increased our postretirement benefits obligation by $410 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2020	$(6,236)	$(2)	$(865)		$(7,103)
Other comprehensive income (loss) before reclassifications	35	—	(8)		27
Amounts reclassified from AOCI	153	—	(34)	(2)	119
Net current-period other comprehensive income (loss)	188	—	(42)		146
Balance at September 30, 2021	$(6,048)	$(2)	$(907)		$(6,957)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax benefit on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$3	$(20)	$9	$(91)	Nonoperating other income (expense), net
Actuarial loss	37	28	110	85	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$40	$8	$119	$(6)
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
Beginning in the first quarter of 2021, aircraft fuel and related taxes as well as certain salaries, wages and benefits, other rent and landing fees, selling and other expenses are no longer allocated to regional expenses on our condensed consolidated statements of operations. The three and nine months ended September 30, 2020 condensed consolidated statements of operations have been recast to conform to the 2021 presentation. This statement of operations presentation change has no impact on total operating expenses or net loss.
Regional expenses for the three months ended September 30, 2021 and 2020 include $78 million and $79 million of depreciation and amortization, respectively, and $1 million and $3 million of aircraft rent, respectively. Regional expenses for the nine months ended September 30, 2021 and 2020 include $236 million and $247 million of depreciation and amortization, respectively, and $5 million and $11 million of aircraft rent, respectively.
During the three months ended September 30, 2021 and 2020, we recognized $125 million and $102 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2021 and 2020, we recognized $343 million and $313 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

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
The Plan established a DCR to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the DCR were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported from time to time in our quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the DCR. We are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the DCR are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. As of September 30, 2021, the DCR held approximately 4.8 million shares of AAG common stock.
We have filed a motion to close the bankruptcy case, which is set for a hearing on November 4, 2021. If granted, the order will allow us to settle various bankruptcy-related claims from the DCR, distribute all remaining shares (and accumulated dividends) thereunder and facilitate an end to the bankruptcy case.
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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the Bankruptcy Court. The complaint named as defendants US Airways Group, Inc., US Airways, Inc., AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in our favor. The plaintiffs have appealed this ruling to the U.S. District Court, which remains pending. We believe this lawsuit is without merit and intend to continue to vigorously defend against it, including against plaintiffs' appeal of the Bankruptcy Court's January 29, 2021 ruling.
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice (DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) alleging that American and JetBlue violated U.S. antitrust laws in connection with the previously disclosed Northeast Alliance (NEA) arrangement. We believe the complaint is without merit and intend to defend against it vigorously.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Also on September 21, 2021, the United States Department of Transportation (DOT) published a Clarification Notice relating to the agreement that had been reached between the DOT, American, and JetBlue in January 2021, at the conclusion of the DOT’s review of the NEA (DOT Agreement). The DOT Clarification Notice stated, among other things, that the DOT Agreement remains in force during the pendency of the DOJ action against the NEA and, while the DOT retains independent statutory authority to prohibit unfair methods of competition in air transportation, the DOT intends to defer to DOJ to resolve the antitrust concerns that DOJ has identified with respect to the NEA. The DOT simultaneously published a Notice Staying Proceeding in relation to a complaint by Spirit Airlines, Inc. regarding the NEA, pending resolution of the DOJ action described above.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues:
Passenger	$7,957	$2,540	$17,682	$11,328
Cargo	332	207	973	484
Other	679	425	1,799	1,496
Total operating revenues	8,968	3,172	20,454	13,308
Operating expenses:
Aircraft fuel and related taxes	1,952	611	4,596	2,703
Salaries, wages and benefits	3,017	2,762	8,607	8,589
Regional expenses	789	467	2,053	2,022
Maintenance, materials and repairs	548	337	1,383	1,253
Other rent and landing fees	694	472	1,950	1,495
Aircraft rent	358	336	1,064	1,004
Selling expenses	318	97	745	540
Depreciation and amortization	480	498	1,439	1,557
Special items, net	(990)	(295)	(3,986)	(657)
Other	1,109	696	2,785	2,588
Total operating expenses	8,275	5,981	20,636	21,094
Operating income (loss)	693	(2,809)	(182)	(7,786)
Nonoperating income (expense):
Interest income	8	72	26	268
Interest expense, net	(435)	(310)	(1,214)	(825)
Other income, net	82	111	239	78
Total nonoperating expense, net	(345)	(127)	(949)	(479)
Income (loss) before income taxes	348	(2,936)	(1,131)	(8,265)
Income tax provision (benefit)	68	(660)	(247)	(1,852)
Net income (loss)	$280	$(2,276)	$(884)	$(6,413)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$280	$(2,276)	$(884)	$(6,413)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	40	(15)	145	(146)
Investments	—	1	—	—
Total other comprehensive income (loss), net of tax	40	(14)	145	(146)
Total comprehensive income (loss)	$320	$(2,290)	$(739)	$(6,559)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$282	$231
Short-term investments	14,227	6,617
Restricted cash and short-term investments	923	609
Accounts receivable, net	1,314	1,334
Receivables from related parties, net	5,487	7,877
Aircraft fuel, spare parts and supplies, net	1,752	1,520
Prepaid expenses and other	524	633
Total current assets	24,509	18,821
Operating property and equipment
Flight equipment	37,357	37,485
Ground property and equipment	8,752	8,836
Equipment purchase deposits	626	1,446
Total property and equipment, at cost	46,735	47,767
Less accumulated depreciation and amortization	(17,241)	(16,393)
Total property and equipment, net	29,494	31,374
Operating lease right-of-use assets	7,762	7,994
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $775 and $745, respectively	1,998	2,029
Deferred tax asset	3,440	3,235
Other assets	1,761	1,671
Total other assets	11,290	11,026
Total assets	$73,055	$69,215
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$1,804	$2,800
Accounts payable	1,695	1,116
Accrued salaries and wages	1,366	1,661
Air traffic liability	6,450	4,757
Loyalty program liability	2,791	2,033
Operating lease liabilities	1,480	1,641
Other accrued liabilities	2,196	2,300
Total current liabilities	17,782	16,308
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	30,830	26,182
Pension and postretirement benefits	6,455	7,027
Loyalty program liability	6,404	7,162
Operating lease liabilities	6,533	6,739
Other liabilities	1,363	1,449
Total noncurrent liabilities	51,585	48,559
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,129	17,050
Accumulated other comprehensive loss	(7,049)	(7,194)
Retained deficit	(6,392)	(5,508)
Total stockholder's equity	3,688	4,348
Total liabilities and stockholder’s equity	$73,055	$69,215
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$4,392	$(90)
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(1)	(1,781)
Proceeds from sale-leaseback transactions	168	433
Proceeds from sale of property and equipment	181	251
Purchases of short-term investments	(15,145)	(7,086)
Sales of short-term investments	7,540	2,603
Increase in restricted short-term investments	(330)	(317)
Other investing activities	(96)	(112)
Net cash used in investing activities	(7,683)	(6,009)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,115	8,743
Payments on long-term debt and finance leases	(6,615)	(2,512)
Deferred financing costs	(174)	(122)
Net cash provided by financing activities	3,326	6,109
Net increase in cash and restricted cash	35	10
Cash and restricted cash at beginning of period	385	277
Cash and restricted cash at end of period (1)	$420	$287

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$909	$459
Property and equipment acquired through finance leases	127	—
Operating lease conversion to finance lease	102	—
Settlement of bankruptcy obligations	—	56
Deferred financing costs paid through issuance of debt	—	17
Supplemental information:
Interest paid, net	1,174	668
Income taxes paid	1	2

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$282	$243
Restricted cash included in restricted cash and short-term investments	138	44
Total cash and restricted cash	$420	$287
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2020	$—	$17,050	$(7,194)	$(5,508)	$4,348
Net loss	—	—	—	(1,215)	(1,215)
Other comprehensive income, net	—	—	66	—	66
Share-based compensation expense	—	38	—	—	38
Balance at March 31, 2021	—	17,088	(7,128)	(6,723)	3,237
Net income	—	—	—	51	51
Other comprehensive income, net	—	—	39	—	39
Share-based compensation expense	—	20	—	—	20
Balance at June 30, 2021	—	17,108	(7,089)	(6,672)	3,347
Net income	—	—	—	280	280
Other comprehensive income, net	—	—	40	—	40
Share-based compensation expense	—	21	—	—	21
Balance at September 30, 2021	$—	$17,129	$(7,049)	$(6,392)	$3,688

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2019	$—	$16,903	$(6,423)	$2,942	$13,422
Net loss	—	—	—	(2,169)	(2,169)
Other comprehensive loss, net	—	—	(149)	—	(149)
Share-based compensation expense	—	18	—	—	18
Intercompany equity transfer	—	56	—	—	56
Balance at March 31, 2020	—	16,977	(6,572)	773	11,178
Net loss	—	—	—	(1,968)	(1,968)
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	31	—	—	31
Balance at June 30, 2020	—	17,008	(6,555)	(1,195)	9,258
Net loss	—	—	—	(2,276)	(2,276)
Other comprehensive loss, net	—	—	(14)	—	(14)
Share-based compensation expense	—	20	—	—	20
Balance at September 30, 2020	$—	$17,028	$(6,569)	$(3,471)	$6,988
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, testing regimes, closing of borders, “stay at home” orders and business closures. As a result, American has experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in its revenues. While global vaccination efforts are underway and demand for air travel has begun to return, American's revenues continued to improve during the second and third quarters of 2021, although recovery was weaker than previous expectations, primarily due to the rise in COVID-19 cases associated with the delta variant and the continuation or reimposition of restrictions on global travel. The continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be estimated.
American has taken aggressive actions to mitigate the effects of the COVID-19 pandemic on its business, including capacity reductions, structural changes to its fleet, cost reductions, and steps to preserve cash and improve its overall liquidity position, consistent with the terms of the financial assistance it has received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law) and Section 7301 of the American Rescue Plan Act of 2021 (the ARP).
Capacity Reductions
American's capacity (as measured by available seat miles) continues to be significantly reduced compared to pre-COVID-19 pandemic levels, with flying during the third quarter of 2021 down 19.4% as compared to the third quarter of 2019. Domestic capacity in the third quarter of 2021 was down 4.7% while international capacity was down 45.9% versus the third quarter of 2019.
While demand for domestic and short-haul international markets has largely recovered to 2019 levels, uncertainty continues to exist. American will continue to match its forward capacity with observed booking trends for future travel and make further adjustments to American's capacity as needed.
Cost Reductions
American has reduced its 2021 operating expenditures as a result of permanent non-volume cost reductions and other efficiency measures. These reductions include labor productivity enhancements, management salaries and benefits and other permanent cost reductions. Also, during the first quarter of 2021, an additional 1,600 represented team members opted into a voluntary early retirement program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Liquidity
As of September 30, 2021, American had $17.9 billion in total available liquidity, consisting of $14.5 billion in unrestricted cash and short-term investments, $2.8 billion in undrawn capacity under revolving credit facilities and a total of $570 million in undrawn short-term revolving and other facilities.
During the first nine months of 2021, American completed the following financing transactions (see Note 4 for further information):
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
•repaid the $550 million of outstanding loans under, and terminated, the $7.5 billion secured term loan facility with the U.S. Department of the Treasury (Treasury) (the Treasury Loan Agreement);
•issued approximately $150 million in special facility revenue bonds related to John F. Kennedy International Airport (JFK), of which $62 million was used to fund the redemption of other bonds related to JFK;
•repaid in full $950 million of the outstanding balance under, and terminated, the April 2016 Spare Parts Term Loan Facility; and
•raised $168 million principally from aircraft sale-leaseback transactions.
In addition to the foregoing financings, during the first quarter of 2021, AAG and the Subsidiaries (as defined below) received an aggregate of approximately $3.1 billion in financial assistance through the payroll support program (PSP2) established under the PSP Extension Law. In April 2021, AAG and the Subsidiaries received an additional installment of $463 million for an aggregate $3.5 billion of financial assistance under PSP2. In connection with AAG and the Subsidiaries receipt of this financial assistance, AAG issued a promissory note (the PSP2 Promissory Note) to Treasury for $1.0 billion in aggregate principal amount and warrants to purchase up to an aggregate of approximately 6.6 million shares (the PSP2 Warrant Shares) of AAG common stock.
In the second quarter of 2021, AAG and the Subsidiaries received an aggregate of approximately $3.3 billion in financial assistance through the payroll support program (PSP3) established under the ARP. In connection with AAG and the Subsidiaries receipt of this financial assistance, AAG issued a promissory note (the PSP3 Promissory Note) to Treasury for $946 million in aggregate principal amount and warrants to purchase up to an aggregate of approximately 4.4 million shares (the PSP3 Warrant Shares) of AAG common stock. See below for further discussion on PSP2 and PSP3.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

PSP2 Agreement
In connection with PSP2, AAG and the Subsidiaries are required to comply with the relevant provisions of the PSP Extension Law, which are substantially similar to the restrictions contained in the Payroll Support Program Agreement entered into by the Subsidiaries with Treasury in connection with the payroll support program established under the CARES Act (the PSP1 Agreement), but are in effect for a longer time period. These provisions include the requirement that funds provided pursuant to the PSP2 Agreement be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the prohibition against involuntary furloughs and reductions in employee pay rates and benefits through March 31, 2021, the provisions that prohibit the repurchase of AAG common stock and the payment of common stock dividends through at least March 31, 2022, the provisions that restrict the payment of certain executive compensation until at least October 1, 2022, and a requirement to recall employees involuntarily terminated or furloughed after September 30, 2020. As was the case with PSP1, the PSP2 Agreement also imposes substantial reporting obligations on AAG and its Subsidiaries.
Pursuant to the PSP2 Agreement, Treasury provided AAG and its Subsidiaries financial assistance in three installments totaling approximately $3.5 billion in the aggregate. As partial compensation to the U.S. Government for the provision of financial assistance under PSP2, AAG issued the PSP2 Promissory Note in the aggregate principal amount of $1.0 billion and issued warrants (each a PSP2 Warrant and, collectively, the PSP2 Warrants) to Treasury to purchase up to an aggregate of approximately 6.6 million shares of AAG common stock for an exercise price of $15.66 per share, subject to adjustment. See below for more information on the PSP2 Warrant Agreement and PSP2 Warrants.
For accounting purposes, the $3.5 billion of aggregate financial assistance AAG and the Subsidiaries received pursuant to the PSP2 Agreement is allocated to the PSP2 Promissory Note, the PSP2 Warrants and other PSP2 financial assistance (the PSP2 Financial Assistance). The $1.0 billion aggregate principal amount of the PSP2 Promissory Note was recorded as unsecured long-term debt, and the $76 million total fair value of the PSP2 Warrants, estimated using a Black-Scholes option pricing model, was recorded in stockholders' deficit in AAG's condensed consolidated balance sheet. The remaining amount of approximately $2.4 billion of PSP2 Financial Assistance was recognized as a credit to special items, net in the condensed consolidated statement of operations primarily in the first quarter of 2021, the period over which the continuation of payment of eligible employee wages, salaries and benefits was required. The third installment was received and recognized as a credit to special items, net in the second quarter of 2021. For the nine months ended September 30, 2021, approximately $2.4 billion of PSP2 Financial Assistance was recognized as a credit to special items, net in the condensed consolidated statement of operations.
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
The PSP2 Warrants do not have any voting rights and are freely transferrable, with registration rights. Each PSP2 Warrant expires on the fifth anniversary of the date of issuance of such PSP2 Warrant. The PSP2 Warrants will be exercisable either through net share settlement or cash, at AAG’s option. The PSP2 Warrants were issued solely as compensation to the U.S. Government related to entry into the PSP2 Agreement. No separate proceeds (apart from the financial assistance described above) were received upon issuance of the PSP2 Warrants or will be received upon exercise thereof.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

PSP3 Agreement
In connection with PSP3, AAG and the Subsidiaries are required to comply with the relevant provisions of the ARP, which are substantially similar to the restrictions contained in the PSP1 Agreement, but are in effect for a longer time period. These provisions include the requirement that funds provided pursuant to the PSP3 Agreement be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the prohibition against involuntary furloughs and reductions in employee pay rates and benefits through at least September 30, 2021, the provisions that prohibit the repurchase of AAG common stock and the payment of common stock dividends through at least September 30, 2022, and the provisions that restrict the payment of certain executive compensation until April 1, 2023. As was the case with PSP1 and PSP2, the PSP3 Agreement also imposes substantial reporting obligations on AAG and the Subsidiaries.
Pursuant to the PSP3 Agreement, Treasury provided AAG and the Subsidiaries financial assistance in two installments totaling approximately $3.3 billion in the aggregate. As partial compensation to the U.S. Government for the provision of financial assistance under PSP3, AAG issued the PSP3 Promissory Note in the aggregate principal amount of $946 million and issued warrants (each a PSP3 Warrant and, collectively, the PSP3 Warrants) to Treasury to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock for an exercise price of $21.75 per share, subject to adjustment. See below for more information on the PSP3 Warrant Agreement and PSP3 Warrants.
For accounting purposes, the $3.3 billion of aggregate financial assistance AAG and the Subsidiaries received pursuant to the PSP3 Agreement is allocated to the PSP3 Promissory Note, the PSP3 Warrants and other PSP3 financial assistance (the PSP3 Financial Assistance). The $946 million aggregate principal amount of the PSP3 Promissory Note was recorded as unsecured long-term debt, and the $46 million total fair value of the PSP3 Warrants, estimated using a Black-Scholes option pricing model, was recorded in stockholders' deficit in AAG's condensed consolidated balance sheet. The remaining amount of approximately $2.3 billion of PSP3 Financial Assistance was recognized as a credit to special items, net in the condensed consolidated statements of operations in the second and third quarters of 2021, the period over which the continuation of payment of eligible employee wages, salaries and benefits was required. For the three and nine months ended September 30, 2021, approximately $1.1 billion and $2.3 billion of PSP3 Financial Assistance, respectively, was recognized as a credit to special items, net in the condensed consolidated statements of operations.
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
The PSP3 Warrants do not have any voting rights and are freely transferrable, with registration rights. Each PSP3 Warrant expires on the fifth anniversary of the date of issuance of such PSP3 Warrant. The PSP3 Warrants will be exercisable either through net share settlement or cash, at AAG's option. The PSP3 Warrants were issued solely as compensation to the U.S. Government related to entry into the PSP3 Agreement. No separate proceeds (apart from the financial assistance described above) were received upon issuance of the PSP3 Warrants or will be received upon exercise thereof.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PSP Financial Assistance (1)	$(992)	$(1,908)	$(4,162)	$(3,710)
Severance expenses (2)	—	871	168	1,408
Mark-to-market adjustments on bankruptcy obligations, net (3)	(1)	—	5	(49)
Fleet impairment (4)	—	742	—	1,484
Labor contract expenses (5)	—	—	—	228
Other operating special items, net	3	—	3	(18)
Mainline operating special items, net	(990)	(295)	(3,986)	(657)

PSP Financial Assistance (1)	(128)	(228)	(539)	(444)
Fleet impairment (4)	—	—	27	106
Regional operating special items, net	(128)	(228)	(512)	(338)
Operating special items, net	(1,118)	(523)	(4,498)	(995)

Mark-to-market adjustments on equity and other investments, net (6)	16	(21)	3	159
Debt refinancing, extinguishment and other, net	2	—	28	48
Nonoperating special items, net	18	(21)	31	207

(1)The 2021 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP2 and PSP3 Agreements. See Note 1(b) for further information. The 2020 PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the PSP1 Agreement.
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments primarily related to American's voluntary early retirement programs were approximately $190 million and $480 million for the three and nine months ended September 30, 2021, respectively, and approximately $120 million and $170 million for the three and nine months ended September 30, 2020, respectively.
(3)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.
(4)Fleet impairment charges resulted from the retirement of certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the first nine months of 2021, American retired its remaining Embraer 140 fleet resulting in a non-cash write-down of these regional aircraft.
Aircraft retired in 2020 included the entire Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft. During the three months ended September 30, 2020, American recorded a $709 million non-cash write-down of Airbus A330-200 aircraft and associated spare parts and $33 million in cash charges primarily for lease return and other costs. During the nine months ended September 30, 2020, American recorded a $1.5 billion non-cash write-down of mainline and regional aircraft and associated spare parts and $109 million in cash charges primarily for impairment of ROU assets and lease return costs.
(5)Labor contract expenses primarily related to one-time charges due to the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(6)Mark-to-market adjustments on equity and other investments, net primarily related to net unrealized gains and losses associated with American's equity investment in China Southern Airlines Company Limited (China Southern Airlines) and certain treasury rate lock derivative instruments.
3. Revenue Recognition
Revenue
The following are the significant categories comprising American's reported operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Passenger revenue:
Passenger travel	$7,287	$2,407	$16,177	$10,491
Loyalty revenue - travel (1)	670	133	1,505	837
Total passenger revenue	7,957	2,540	17,682	11,328
Cargo	332	207	973	484
Other:
Loyalty revenue - marketing services (2)	585	389	1,571	1,317
Other revenue	94	36	228	179
Total other revenue	679	425	1,799	1,496
Total operating revenues	$8,968	$3,172	$20,454	$13,308

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
(2)During the three months ended September 30, 2021 and 2020, cash payments from co-branded credit card and other partners were $835 million and $526 million, respectively. During the nine months ended September 30, 2021 and 2020, cash payments from co-branded credit card and other partners were $2.6 billion and $2.4 billion, respectively.
The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic	$6,547	$2,296	$14,646	$9,102
Latin America	957	172	2,375	1,386
Atlantic	408	56	555	621
Pacific	45	16	106	219
Total passenger revenue	$7,957	$2,540	$17,682	$11,328
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

	September 30, 2021	December 31, 2020
	(In millions)
Loyalty program liability	$9,195	$9,195
Air traffic liability	6,450	4,757
Total	$15,645	$13,952
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2020	$9,195
Deferral of revenue	1,544
Recognition of revenue (1)	(1,544)
Balance at September 30, 2021 (2)	$9,195

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 18 months. In response to the COVID-19 pandemic, American suspended the expiration of mileage credits through December 31, 2021 and eliminated mileage reinstatement fees for canceled award tickets. As of September 30, 2021, American's current loyalty program liability was $2.8 billion and represents American's current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the COVID-19 pandemic, American will continue to monitor redemption patterns and may adjust its estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2021, $1.5 billion of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2020. In response to the COVID-19 pandemic, American extended the contract duration for certain tickets to March 31, 2022, principally those tickets which were scheduled to expire from March 1, 2020 through March 31, 2021. Additionally, American has eliminated change fees for most domestic and international tickets. As of September 30, 2021, the air traffic liability included approximately $1.2 billion of travel credits related to these unused tickets. Given this change in contract duration and uncertainty surrounding the future demand for air travel, American's estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as American's estimates of refunds may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2021	December 31, 2020
Secured
2013 Term Loan Facility, variable interest rate of 1.84%, installments through 2025	$1,770	$1,788
2013 Revolving Facility	—	750
2014 Term Loan Facility, variable interest rate of 1.84%, installments through 2027	1,208	1,220
2014 Revolving Facility	—	1,643
April 2016 Spare Parts Term Loan Facility	—	960
April 2016 Revolving Facility	—	450
December 2016 Term Loan Facility, variable interest rate of 2.08%, installments through 2023	1,200	1,200
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
Treasury Term Loan Facility	—	550
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026	3,500	—
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029	3,000	—
AAdvantage Term Loan Facility, variable interest rate of 5.50%, installments beginning in July 2023 through April 2028	3,500	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.00% to 8.39%, averaging 3.87%, maturing from 2021 to 2032	9,679	11,013
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.21% to 4.64%, averaging 1.82%, maturing from 2022 to 2032	3,661	4,417
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,129	1,040
Total long-term debt	32,347	28,731
Less: Total unamortized debt discount, premium and issuance costs	436	321
Less: Current maturities	1,658	2,700
Long-term debt, net of current maturities	$30,253	$25,710
As of September 30, 2021, the maximum availability under American's revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Short-term Revolving and Other Facilities	570
Total	$3,413
American has an undrawn $500 million short-term revolving credit facility, which was set to expire at the beginning of October 2021 but which has been extended to the beginning of January 2022. American has the option to extend further a portion of this short-term revolving credit facility to January 2023. American also currently has approximately $70 million of available borrowing base under a cargo receivables facility that was entered into in December 2020. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Secured financings and revolving credit facilities are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities and airport slots, as well as certain intellectual property and loyalty program assets.
2021 Financing Activities
2013, 2014 and April 2016 Revolving Facilities
In March 2021, American repaid in full the $750 million of revolving loans outstanding under the 2013 Revolving Facility, the $1.6 billion of revolving loans outstanding under the 2014 Revolving Facility and the $450 million of revolving loans outstanding under the April 2016 Revolving Facility. Following the March 2021 repayment, American is able to draw upon the commitments under these revolving facilities again as needed upon the terms of the underlying credit agreements or leave them undrawn, in each case, until such commitments expire, which is currently scheduled to occur in 2024 for substantially all of such commitments. As of September 30, 2021, there were no borrowings or letters of credit outstanding under any of the 2013 Revolving Facility, the 2014 Revolving Facility or the April 2016 Revolving Facility.
April 2016 Spare Parts Term Loan Facility
On July 22, 2021, American repaid in full the $950 million aggregate principal amount of outstanding term loans under, and terminated, the April 2016 Spare Parts Term Loan Facility. The April 2016 Revolving Facility, in an available aggregate principal amount of $450 million, none of which was drawn or outstanding as of September 30, 2021, and which has a final maturity of October 2024, remains in place.
AAdvantage Financing
On March 24, 2021 (the AAdvantage Financing Closing Date), American and AAdvantage Loyalty IP Ltd., a newly formed Cayman Islands exempted company incorporated with limited liability and an indirect wholly-owned subsidiary of American (Loyalty Issuer and, together with American, the AAdvantage Issuers), completed the offering of $3.5 billion aggregate principal amount of 5.50% Senior Secured Notes due 2026 (the 2026 Notes) and $3.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2029 (the 2029 Notes, and together with the 2026 Notes, the AAdvantage Notes). The AAdvantage Notes are fully and unconditionally guaranteed (the AAdvantage Note Guarantees) on a senior unsecured basis by AAG and fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by AAdvantage Holdings 1, Ltd., a newly formed Cayman Islands exempted company incorporated with limited liability and a direct wholly-owned subsidiary of American, and AAdvantage Holdings 2, Ltd., a newly formed Cayman Islands exempted company incorporated with limited liability and an indirect wholly-owned subsidiary of American and the direct parent of Loyalty Issuer (HoldCo2 and, together with AAdvantage Holdings 1, Ltd., the SPV Guarantors, and the SPV Guarantors together with AAG, the AAdvantage Guarantors). The AAdvantage Notes were issued pursuant to an indenture, dated as of March 24, 2021 (the AAdvantage Indenture), by and among the AAdvantage Issuers, the AAdvantage Guarantors and Wilmington Trust, National Association, as trustee and as collateral custodian.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Payment Terms of the AAdvantage Notes and AAdvantage Loans under the AAdvantage Term Loan Facility
Interest on the AAdvantage Notes is payable in cash, quarterly in arrears on the 20th day of each January, April, July and October (each, an AAdvantage Payment Date), which began on July 20, 2021. The 2026 Notes will mature on April 20, 2026, and the 2029 Notes will mature on April 20, 2029. The outstanding principal on the 2026 Notes will be repaid in quarterly installments of $292 million on each AAdvantage Payment Date, beginning on July 20, 2023. The outstanding principal on the 2029 Notes will be repaid in quarterly installments of $250 million on each AAdvantage Payment Date, beginning on July 20, 2026.
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
Other Terms of the AAdvantage Indenture and the AAdvantage Term Loan Facility
The AAdvantage Indenture and the AAdvantage Term Loan Facility contain certain covenants that limit the ability of Loyalty Issuer, the SPV Guarantors and, in certain circumstances, American and AAG, to among other things, (i) incur additional indebtedness and make restricted payments, (ii) incur certain liens on the AAdvantage Collateral, (iii) merge, consolidate or sell substantially all of their assets, (iv) dispose of the AAdvantage Collateral, (v) sell pre-paid frequent flyer (i.e. AAdvantage) miles in excess of $550 million in the aggregate, and (vi) terminate, amend, waive, supplement or modify the IP Licenses, or exercise rights and remedies thereunder, except under certain circumstances. American and Loyalty Issuer are also prohibited from substantially reducing the AAdvantage program business or modifying the terms of the AAdvantage program in a manner that would reasonably be expected to materially impair repayment of the AAdvantage Financing obligations (described as a Payment Material Adverse Effect in each of the AAdvantage Indenture and the AAdvantage Term Loan Facility), and AAG and its subsidiaries are prohibited from changing the policies and procedures of the AAdvantage program in a manner that would reasonably be expected to have a Payment Material Adverse Effect or operating a competing loyalty program. Notwithstanding these restrictions, the AAdvantage program is expected to operate as it has in the past, and the entry into the AAdvantage Financing is not expected to have any impact on the benefits offered to AAdvantage members.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
Subject to certain materiality thresholds, qualifications, exceptions, “baskets” and grace and cure periods, the AAdvantage Indenture and the AAdvantage Term Loan Facility contain various events of default, including payment defaults, covenant defaults, cross-defaults to certain other indebtedness, termination of certain agreements related to the AAdvantage program, bankruptcy events of Loyalty Issuer or any SPV Guarantor, and a change of control of Loyalty Issuer or any SPV Guarantor. A bankruptcy event of American is not itself an event of default; following an American bankruptcy, an event of default would only occur if American failed to satisfy certain enumerated bankruptcy case milestones, including an assumption of the AAdvantage Financing by a certain date. Upon the occurrence of an event of default, the outstanding obligations under the AAdvantage Indenture and the AAdvantage Term Loan Facility may (or, with respect to the bankruptcy events noted above, shall) be accelerated and become due and payable immediately.
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
JFK Special Facility Revenue Bonds
In January 2020, American and British Airways announced the start of construction projects to upgrade New York's JFK Terminal 8 (the Terminal). The renovation projects at the Terminal include: (i) the reconfiguration or elimination of certain existing gates and the construction of jumbo gates, (ii) the construction of approximately 51,000 square feet of new terminal building space and the refurbishment of 73,300 square feet of existing terminal space, (iii) the expansion of the baggage system capacity of the Terminal, (iv) improvements to the premium passenger lounges, check-in and, potentially, security access areas, and (v) bathroom refreshment, new signage, and other upgrades. The construction project is currently scheduled to be completed in 2023 and is estimated to cost $439 million, of which $298 million was funded with proceeds of the special facility revenue bonds issued by the New York Transportation Development Corporation (NYTDC) on behalf of American in June 2020 (the 2020 JFK Bonds) and approximately $84 million of which will be funded with proceeds of the approximately $150 million of special facility revenue bonds NYTDC issued in June 2021 (the 2021 JFK Bonds).

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
The 2021 JFK Bonds, in aggregate, were priced at par value. The gross proceeds from the issuance of the 2021 JFK Bonds were approximately $150 million. Of this amount, $4 million was used to fund the costs of issuance of the 2021 JFK Bonds, $62 million was used to fund the redemption of the 2016 and 2020 JFK Bonds due August 2021, with the remaining amount of proceeds received to be held in restricted cash and short-term investments on the condensed consolidated balance sheet and to be used to finance a portion of the cost of the renovation and expansion of the Terminal. The 2021 JFK Bonds are comprised of term bonds, $70 million of which bear interest at 2.25% per annum and mature on August 1, 2026, and $80 million of which bear interest at 3.00% per annum and mature on August 1, 2031. As of September 30, 2021, $264 million of proceeds funded by the issuance of the 2020 and 2021 JFK Bonds are included in restricted cash and short-term investments on the accompanying condensed consolidated balance sheet.
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
During the three and nine months ended September 30, 2021, American recorded an income tax provision of $68 million and an income tax benefit of $247 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

6. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2021.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2021
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$929	$929	$—	$—
Corporate obligations	9,002	—	9,002	—
Bank notes/certificates of deposit/time deposits	3,181	—	3,181	—
Repurchase agreements	1,115	—	1,115	—
	14,227	929	13,298	—
Restricted cash and short-term investments (1), (3)	923	688	235	—
Long-term investments (4)	153	153	—	—
Total	$15,303	$1,770	$13,533	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral associated with the payment of certain fees and interest in respect to the AAdvantage Financing and money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of the Terminal at JFK as well as collateral held to support workers' compensation obligations.
(4)Long-term investments primarily include American's equity investment in China Southern Airlines, in which American presently owns a 1.8% equity interest, and are classified in other assets on the condensed consolidated balance sheet.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 except for $550 million as of December 31, 2020, which would have been classified as Level 3 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$31,911	$33,778	$28,410	$27,193

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2021	2020	2021	2020
Service cost	$1	$1	$2	$2
Interest cost	132	153	8	8
Expected return on assets	(269)	(252)	(3)	(3)
Special termination benefits	—	—	—	410
Amortization of:
Prior service cost (benefit)	7	7	(3)	(33)
Unrecognized net loss (gain)	54	41	(6)	(5)
Net periodic benefit cost (income)	$(75)	$(50)	$(2)	$379

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2021	2020	2021	2020
Service cost	$3	$2	$7	$5
Interest cost	392	459	23	22
Expected return on assets	(809)	(754)	(9)	(9)
Special termination benefits	—	—	139	410
Settlements	—	4	—	—
Amortization of:
Prior service cost (benefit)	21	21	(10)	(139)
Unrecognized net loss (gain)	158	123	(17)	(17)
Net periodic benefit cost (income)	$(235)	$(145)	$133	$272
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
During the first quarter of 2021 and the third quarter of 2020, American remeasured its retiree medical and other postretirement benefits to account for enhanced healthcare benefits provided to eligible team members who opted into voluntary early retirement programs offered as a result of reductions to its operation due to the COVID-19 pandemic. For the nine months ended September 30, 2021, American recognized a $139 million special charge for these enhanced healthcare benefits and increased its postretirement benefits obligation by $139 million. For the three and nine months ended September 30, 2020, American recognized a $410 million special charge for these enhanced healthcare benefits and increased its postretirement benefits obligation by $410 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2020	$(6,215)	$(2)	$(977)		$(7,194)
Other comprehensive income (loss) before reclassifications	35	—	(8)		27
Amounts reclassified from AOCI	152	—	(34)	(2)	118
Net current-period other comprehensive income (loss)	187	—	(42)		145
Balance at September 30, 2021	$(6,028)	$(2)	$(1,019)		$(7,049)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax benefit on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$3	$(20)	$9	$(91)	Nonoperating other income (expense), net
Actuarial loss	37	27	109	84	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$40	$7	$118	$(7)
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
Beginning in the first quarter of 2021, aircraft fuel and related taxes as well as certain salaries, wages and benefits, other rent and landing fees, selling and other expenses are no longer allocated to regional expenses on American's condensed consolidated statements of operations. The three and nine months ended September 30, 2020 condensed consolidated statements of operations have been recast to conform to the 2021 presentation. This statement of operations presentation change has no impact on total operating expenses or net loss.
Regional expenses for the three months ended September 30, 2021 and 2020 include $65 million and $66 million of depreciation and amortization, respectively, and $1 million and $3 million of aircraft rent, respectively. Regional expenses for the nine months ended September 30, 2021 and 2020 include $197 million and $207 million of depreciation and amortization, respectively, and $5 million and $11 million of aircraft rent, respectively.
During the three months ended September 30, 2021 and 2020, American recognized $125 million and $102 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2021 and 2020, American recognized $343 million and $313 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	September 30, 2021	December 31, 2020
AAG (1)	$7,574	$9,940
AAG’s wholly-owned subsidiaries (2)	(2,087)	(2,063)
Total	$5,487	$7,877

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
The Plan established a disputed claims reserve (DCR) to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed claims. The shares of AAG common stock issued to the DCR were originally issued on December 13, 2013 and have at all times since been included in the number of shares issued and outstanding as reported by AAG from time to time in its quarterly and annual reports, including for calculating earnings per common share. As disputed claims are resolved, the claimants receive distributions of shares from the DCR. American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution in the DCR are not sufficient to fully pay any additional allowed unsecured claims. If any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders and former convertible noteholders treated as stockholders under the Plan. As of September 30, 2021, the DCR held approximately 4.8 million shares of AAG common stock.
American has filed a motion to close the bankruptcy case, which is set for a hearing on November 4, 2021. If granted, the order will allow American to settle various bankruptcy-related claims from the DCR, distribute all remaining shares (and accumulated dividends) thereunder and facilitate an end to the bankruptcy case.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the Bankruptcy Court. The complaint named as defendants US Airways Group, Inc., US Airways, Inc., AMR and American, alleged that the effect of the Merger may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in American’s favor. The plaintiffs have appealed this ruling to the U.S. District Court, which remains pending. American believes this lawsuit is without merit and intends to continue to vigorously defend against it, including against plaintiffs' appeal of the Bankruptcy Court's January 29, 2021 ruling.
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice (DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) alleging that American and JetBlue violated U.S. antitrust laws in connection with the previously disclosed Northeast Alliance (NEA) arrangement. American believes this complaint is without merit and intends to defend against it vigorously.
Also on September 21, 2021, the United States Department of Transportation (DOT) published a Clarification Notice relating to the agreement that had been reached between the DOT, American, and JetBlue in January 2021, at the conclusion of the DOT’s review of the NEA (DOT Agreement). The DOT Clarification Notice stated, among other things, that the DOT Agreement remains in force during the pendency of the DOJ action against the NEA and, while the DOT retains independent statutory authority to prohibit unfair methods of competition in air transportation, the DOT intends to defer to DOJ to resolve the antitrust concerns that DOJ has identified with respect to the NEA. The DOT simultaneously published a Notice Staying Proceeding in relation to a complaint by Spirit Airlines, Inc. regarding the NEA, pending resolution of the DOJ action described above.
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
Financial Overview
Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, testing regimes, closing of borders, “stay at home” orders and business closures. As a result, we have experienced an unprecedented decline in the demand for air travel, which has resulted in a material deterioration in our revenues. While global vaccination efforts are underway and demand for air travel has begun to return, our revenues continued to improve during the second and third quarters of 2021, although recovery was weaker than previous expectations, primarily due to the rise in COVID-19 cases associated with the delta variant and the continuation or reimposition of restrictions on global travel. The continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be estimated.
We have taken aggressive actions to mitigate the effects of the COVID-19 pandemic on our business, including capacity reductions, structural changes to our fleet, cost reductions, and steps to preserve cash and improve our overall liquidity position, consistent with the terms of the financial assistance we have received from the U.S. Government under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law) and Section 7301 of the American Rescue Plan Act of 2021 (the ARP).
Capacity Reductions
Our capacity (as measured by available seat miles) continues to be significantly reduced compared to pre-COVID-19 pandemic levels, with flying during the third quarter of 2021 down 19.4% as compared to the third quarter of 2019. Domestic capacity in the third quarter of 2021 was down 4.7% while international capacity was down 45.9% versus the third quarter of 2019.
We currently expect our fourth quarter of 2021 system capacity to be down 11% to 13% as compared to the fourth quarter of 2019. While demand for domestic and short-haul international markets has largely recovered to 2019 levels, uncertainty continues to exist. We will continue to match our forward capacity with observed booking trends for future travel and make further adjustments to our capacity as needed.
Cost Reductions
In aggregate, we estimate that we have reduced our 2021 operating expenditures by more than $1.3 billion, which are permanent non-volume cost reductions and other efficiency measures. These reductions include approximately $600 million in labor productivity enhancements, $500 million in management salaries and benefits and $200 million in other permanent cost reductions. Also, during the first quarter of 2021, an additional 1,600 represented team members opted into a voluntary early retirement program.
Liquidity
As of September 30, 2021, we had $17.9 billion in total available liquidity, consisting of $14.5 billion in unrestricted cash and short-term investments, $2.8 billion in undrawn capacity under revolving credit facilities and a total of $570 million in undrawn short-term revolving and other facilities.
During the first nine months of 2021, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information):
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
•repaid the $550 million of outstanding loans under, and terminated, the $7.5 billion secured term loan facility with the U.S. Department of the Treasury (Treasury) (the Treasury Loan Agreement);
•issued 24.2 million shares of AAG common stock at an average price of $19.26 per share pursuant to an at-the-market offering for net proceeds of $460 million (approximately $650 million of at-the-market authorization remains available at September 30, 2021);
•issued approximately $150 million in special facility revenue bonds related to John F. Kennedy International Airport (JFK), of which $62 million was used to fund the redemption of other bonds related to JFK;
•repaid in full $950 million of the outstanding balance under, and terminated, the April 2016 Spare Parts Term Loan Facility; and
•raised $168 million principally from aircraft sale-leaseback transactions.
In addition to the foregoing financings, during the first quarter of 2021, we received an aggregate of approximately $3.1 billion in financial assistance through the payroll support program (PSP2) established under the PSP Extension Law. In April 2021, we received an additional installment of $463 million for an aggregate $3.5 billion of financial assistance under PSP2. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP2 Promissory Note) to Treasury for $1.0 billion in aggregate principal amount and warrants to purchase up to an aggregate of approximately 6.6 million shares (the PSP2 Warrant Shares) of AAG common stock.
In the second quarter of 2021, we received an aggregate of approximately $3.3 billion in financial assistance through the payroll support program (PSP3) established under the ARP. In connection with our receipt of this financial assistance, AAG issued a promissory note (the PSP3 Promissory Note) to Treasury for $946 million in aggregate principal amount and warrants to purchase up to an aggregate of approximately 4.4 million shares (the PSP3 Warrant Shares) of AAG common stock. See Note 1 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further discussion on PSP2 and PSP3.
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

AAG’s Third Quarter 2021 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.
Beginning in the first quarter of 2021, aircraft fuel and related taxes as well as certain salaries, wages and benefits, other rent and landing fees, selling and other expenses are no longer allocated to regional expenses on our condensed consolidated statements of operations. The three and nine months ended September 30, 2020 condensed consolidated statements of operations have been recast to conform to the 2021 presentation within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. This statement of operations presentation change has no impact on total operating expenses or net loss.

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Passenger revenue	$7,957	$2,540	$5,417	nm (2)
Cargo revenue	332	207	125	59.9
Other operating revenue	680	426	254	59.8
Total operating revenues	8,969	3,173	5,796	nm
Aircraft fuel and related taxes	1,952	611	1,341	nm
Salaries, wages and benefits	3,018	2,763	255	9.3
Total operating expenses	8,374	6,044	2,330	38.5
Operating income (loss)	595	(2,871)	(3,466)	nm
Pre-tax income (loss)	206	(3,095)	(3,301)	nm
Income tax provision (benefit)	37	(696)	(733)	nm
Net income (loss)	169	(2,399)	(2,568)	nm

Pre-tax income (loss) – GAAP	$206	$(3,095)	$(3,301)	nm
Adjusted for: pre-tax net special items (1)	(1,039)	(540)	499	92.5
Pre-tax loss excluding net special items	$(833)	$(3,635)	$(2,802)	(77.1)

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
Pre-Tax Income (Loss) and Net Income (Loss)
Pre-tax income and net income were $206 million and $169 million, respectively, in the third quarter of 2021. This compares to third quarter 2020 pre-tax loss and net loss of $3.1 billion and $2.4 billion, respectively. Excluding the effects of pre-tax net special items, pre-tax loss was $833 million and $3.6 billion in the third quarter of 2021 and 2020, respectively. The quarter-over-quarter improvement in our pre-tax income (loss), on both a GAAP basis and excluding pre-tax net special items, was primarily due to higher revenues driven by domestic and short-haul international leisure demand, offset in part by an increase in our operating expenses due to doubling our capacity as compared to the third quarter of 2020 as demand returned from the trough of the COVID-19 pandemic.

Revenue
In the third quarter of 2021, we reported total operating revenues of $9.0 billion, an increase of $5.8 billion as compared to the third quarter of 2020. Passenger revenue was $8.0 billion in the third quarter of 2021, an increase of $5.4 billion as compared to the third quarter of 2020. The increase in passenger revenue in the third quarter of 2021 was due to increased revenue passenger miles (RPMs) driven by domestic and short-haul international leisure demand, resulting in a 78.7% load factor in the third quarter of 2021.
In the third quarter of 2021, cargo revenue was $332 million, an increase of $125 million, or 59.9%, as compared to the third quarter of 2020. The increase in cargo revenue was primarily due to a 51.5% increase in cargo ton miles reflecting increases in freight volumes, principally as a result of adding international widebody capacity and cargo-only flights to our schedule.
Other operating revenue increased $254 million, or 59.8%, as compared to the third quarter of 2020, driven primarily by higher revenue associated with our loyalty program.
Our total revenue per available seat mile (TRASM) was 14.68 cents in the third quarter of 2021, a 42.3% increase as compared to 10.31 cents in the third quarter of 2020.
Fuel
Aircraft fuel expense was $2.0 billion in the third quarter of 2021, which was $1.3 billion higher as compared to the third quarter of 2020. This increase was primarily driven by an 88.5% increase in fuel consumption as a result of increased capacity and a 69.3% increase in the average price per gallon of aircraft fuel including related taxes to $2.07 in the third quarter of 2021 from $1.23 in the third quarter of 2020.
As of September 30, 2021, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. We do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, our future fuel needs remain unclear due to uncertainties regarding air travel demand and any hedging would potentially require significant capital or collateral to be placed at risk. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. In particular, the onset of the COVID-19 pandemic resulted in a very rapid deterioration in general economic conditions.
Our 2021 third quarter total operating cost per available seat mile (CASM) was 13.70 cents, a decrease of 30.2%, from 19.64 cents in the third quarter of 2020. This decrease in CASM was primarily driven by higher capacity due to increased passenger demand and cost reduction and efficiency initiatives as discussed above, offset in part by an increase in fuel price.
Our 2021 third quarter total operating CASM excluding net special items and fuel was 12.24 cents, a decrease of 36.7%, from 19.34 cents in the third quarter of 2020. This decrease in CASM excluding net special items and fuel was primarily driven by higher capacity and cost reduction and efficiency initiatives as previously discussed.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Reconciliation of Pre-Tax Loss Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$206	$(3,095)	$(1,357)	$(8,644)
Pre-tax net special items (1):
Operating special items, net	(1,057)	(519)	(4,435)	(966)
Nonoperating special items, net	18	(21)	31	207
Total pre-tax net special items	(1,039)	(540)	(4,404)	(759)
Pre-tax loss excluding net special items	$(833)	$(3,635)	$(5,761)	$(9,403)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$8,374	$6,044	$20,734	$21,215
Operating net special items (1):
Mainline operating special items, net	990	295	3,986	657
Regional operating special items, net	67	224	449	309
Aircraft fuel and related taxes	(1,952)	(611)	(4,596)	(2,703)
Total operating expenses, excluding net special items and fuel	$7,479	$5,952	$20,573	$19,478

Total Available Seat Miles (ASM)	61,111	30,768	153,431	109,948
(In cents)
CASM	13.70	19.64	13.51	19.30
Operating net special items per ASM (1):
Mainline operating special items, net	1.62	0.96	2.60	0.60
Regional operating special items, net	0.11	0.73	0.29	0.28
Aircraft fuel and related taxes per ASM	(3.19)	(1.98)	(3.00)	(2.46)
CASM, excluding net special items and fuel	12.24	19.34	13.41	17.72

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and nine months ended September 30, 2021 and 2020. Amounts may not recalculate due to rounding.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020		2021	2020
Revenue passenger miles (millions) (a)	48,069	18,121	nm%	112,555	70,523	59.6%
Available seat miles (millions) (b)	61,111	30,768	98.6%	153,431	109,948	39.5%
Passenger load factor (percent) (c)	78.7	58.9	19.8pts	73.4	64.1	9.3pts
Yield (cents) (d)	16.55	14.01	18.1%	15.71	16.06	(2.2)%
Passenger revenue per available seat mile (cents) (e)	13.02	8.25	57.8%	11.52	10.30	11.9%
Total revenue per available seat mile (cents) (f)	14.68	10.31	42.3%	13.33	12.11	10.1%
Fuel consumption (gallons in millions)	941	499	88.5%	2,393	1,745	37.1%
Average aircraft fuel price including related taxes (dollars per gallon)	2.07	1.23	69.3%	1.92	1.55	24.0%
Total operating cost per available seat mile (cents) (g)	13.70	19.64	(30.2)%	13.51	19.30	(30.0)%
Aircraft at end of period (h)	1,414	1,381	2.4%	1,414	1,381	2.4%
Full-time equivalent employees at end of period	119,800	110,500	8.4%	119,800	110,500	8.4%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes 37 mainline aircraft and nine regional aircraft that are in temporary storage at September 30, 2021 as follows: 37 Boeing 737-800, eight Embraer 145 and one Embraer 170.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Operating Revenues

	Three Months Ended September 30,		Increase	Percent Increase
	2021	2020
	(In millions, except percentage changes)
Passenger	$7,957	$2,540	$5,417	nm
Cargo	332	207	125	59.9
Other	680	426	254	59.8
Total operating revenues	$8,969	$3,173	$5,796	nm
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Increase vs. Three Months Ended September 30, 2020
	Three Months Ended September 30, 2021	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$7,957	nm%	98.6%	19.8pts	18.1%	57.8%
Passenger revenue increased $5.4 billion in the third quarter of 2021 from the third quarter of 2020 primarily due to increased RPMs driven by domestic and short-haul international leisure demand, resulting in a 78.7% load factor in the third quarter of 2021.
Cargo revenue increased $125 million, or 59.9%, in the third quarter of 2021 from the third quarter of 2020 primarily due to a 51.5% increase in cargo ton miles reflecting increases in freight volumes, principally as a result of adding international widebody capacity and cargo-only flights to our schedule.
Other operating revenue increased $254 million, or 59.8%, as compared to the third quarter of 2020, driven primarily by higher revenue associated with our loyalty program.
Total operating revenues in the third quarter of 2021 increased $5.8 billion from the third quarter of 2020 driven principally by the increase in passenger revenue as described above. Our TRASM was 14.68 cents in the third quarter of 2021, a 42.3% increase as compared to 10.31 cents in the third quarter of 2020.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,952	$611	$1,341	nm
Salaries, wages and benefits	3,018	2,763	255	9.3
Regional expenses	887	529	358	67.8
Maintenance, materials and repairs	548	337	211	62.3
Other rent and landing fees	694	472	222	47.1
Aircraft rent	358	336	22	6.6
Selling expenses	318	97	221	nm
Depreciation and amortization	480	498	(18)	(3.5)
Mainline operating special items, net	(990)	(295)	(695)	nm
Other	1,109	696	413	59.2
Total operating expenses	$8,374	$6,044	$2,330	38.5
Total operating expenses increased $2.3 billion, or 38.5%, in the third quarter of 2021 from the third quarter of 2020 primarily due to increases in aircraft fuel and related taxes and our increased capacity.

Aircraft fuel and related taxes increased $1.3 billion in the third quarter of 2021 from the third quarter of 2020 primarily due to an 88.5% increase in fuel consumption as a result of increased capacity and a 69.3% increase in the average price per gallon of aircraft fuel including related taxes to $2.07 in the third quarter of 2021 from $1.23 in the third quarter of 2020.
Aircraft rent increased $22 million, or 6.6%, in the third quarter of 2021 from the third quarter of 2020 primarily due to the delivery of 31 new leased mainline aircraft subsequent to the third quarter of 2020.
Selling expenses increased $221 million in the third quarter of 2021 from the third quarter of 2020 due to higher commission expense and credit card fees driven by the overall increase in revenues.
Operating Special Items, Net

	Three Months Ended September 30,
	2021	2020
	(In millions)
PSP Financial Assistance (1)	$(992)	$(1,908)
Mark-to-market adjustments on bankruptcy obligations, net	(1)	—
Severance expenses (2)	—	871
Fleet impairment (3)	—	742
Other operating special items, net	3	—
Mainline operating special items, net	(990)	(295)

PSP Financial Assistance (1)	(128)	(228)
Regional pilot retention program (4)	61	—
Severance expenses (2)	—	4
Regional operating special items, net	(67)	(224)
Operating special items, net	$(1,057)	$(519)

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
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments primarily related to our voluntary early retirement programs for the three months ended September 30, 2021 and 2020 were approximately $190 million and $120 million, respectively.
(3)Fleet impairment charges resulted from the retirement of certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the third quarter of 2020, we retired our Airbus A330-200 fleet which resulted in a $709 million non-cash write-down of aircraft and associated spare parts and $33 million in cash charges primarily for lease return and other costs.
(4)Our regional pilot retention program provides for, among other things, a cash retention bonus to be paid in the fourth quarter of 2021 to eligible captains at our wholly-owned regional airlines included on the pilot seniority list as of September 1, 2021.

Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Interest income	$5	$5	$—	(4.1)
Interest expense, net	(476)	(340)	(136)	40.0
Other income, net	82	111	(29)	(26.0)
Total nonoperating expense, net	$(389)	$(224)	$(165)	73.8
Interest expense, net increased in the third quarter of 2021 compared to the third quarter of 2020 primarily due to the issuance of debt subsequent to the third quarter of 2020, including $10.0 billion associated with the AAdvantage Financing, to improve our liquidity position in response to the COVID-19 pandemic. See Note 5 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for further information on the AAdvantage Financing.
In the third quarter of 2021, other nonoperating income, net included $80 million of non-service related pension and other postretirement benefit plan income.
In the third quarter of 2020, other nonoperating income, net included $84 million of non-service related pension and other postretirement benefit plan income and $21 million of net special credits principally for mark-to-market unrealized gains associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines).
Income Taxes
In the third quarter of 2021, we recorded an income tax provision of $37 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Operating Revenues

	Nine Months Ended September 30,		Increase	Percent Increase
	2021	2020
	(In millions, except percentage changes)
Passenger	$17,682	$11,328	$6,354	56.1
Cargo	973	484	489	nm
Other	1,800	1,497	303	20.2
Total operating revenues	$20,455	$13,309	$7,146	53.7
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Nine Months Ended September 30, 2020
	Nine Months Ended September 30, 2021	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$17,682	59.6%	39.5%	9.3pts	(2.2)%	11.9%
Passenger revenue increased $6.4 billion, or 56.1%, in the first nine months of 2021 from the first nine months of 2020 primarily due to a 59.6% increase in RPMs. This increase in RPMs was principally due to increased flying domestically and in Latin America driven by leisure demand, offset in part by reduced Atlantic and Pacific flying as a result of low passenger demand and government-imposed travel restrictions related to the COVID-19 pandemic. A 2.2% decrease in passenger yield offset in part the capacity driven increase to passenger revenue.

Cargo revenue increased $489 million in the first nine months of 2021 from the first nine months of 2020 primarily due to a 68.3% increase in cargo ton miles reflecting higher freight volumes and the addition of cargo-only flights to our schedule as well as a 19.4% increase in cargo yield as a result of higher rates.
Total operating revenues in the first nine months of 2021 increased $7.1 billion, or 53.7%, from the first nine months of 2020 driven principally by the increase in passenger and cargo revenue as described above. Our TRASM increased 10.1% to 13.33 cents in the first nine months of 2021 from 12.11 cents in the first nine months of 2020.
Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$4,596	$2,703	$1,893	70.0
Salaries, wages and benefits	8,611	8,592	19	0.2
Regional expenses	2,148	2,161	(13)	(0.6)
Maintenance, materials and repairs	1,383	1,253	130	10.4
Other rent and landing fees	1,950	1,495	455	30.4
Aircraft rent	1,064	1,004	60	6.0
Selling expenses	745	540	205	38.1
Depreciation and amortization	1,439	1,557	(118)	(7.5)
Mainline operating special items, net	(3,986)	(657)	(3,329)	nm
Other	2,784	2,567	217	8.4
Total operating expenses	$20,734	$21,215	$(481)	(2.3)
Total operating expenses decreased $481 million, or 2.3%, in the first nine months of 2021 from the first nine months of 2020 primarily due to a $3.5 billion increase in net operating special credits, offset in part by an increase in aircraft fuel and related taxes and other costs due to our increased capacity. See further discussion of operating special items, net below.
Aircraft fuel and related taxes increased $1.9 billion, or 70.0%, in the first nine months of 2021 from the first nine months of 2020 primarily due to a 37.1% increase in fuel consumption as a result of increased capacity and a 24.0% increase in the average price per gallon of aircraft fuel including related taxes to $1.92 in the first nine months of 2021 from $1.55 in the first nine months of 2020.
Other rent and landing fees increased $455 million, or 30.4%, in the first nine months of 2021 from the first nine months of 2020 primarily due to an increase in variable rent and landing fees due to our increased capacity.
Aircraft rent increased $60 million, or 6.0%, in the first nine months of 2021 from the first nine months of 2020 primarily due to the delivery of 31 new leased mainline aircraft subsequent to the first nine months of 2020.
Selling expenses increased $205 million, or 38.1%, in the first nine months of 2021 from the first nine months of 2020 due to higher commission expense and credit card fees driven by the overall increase in revenues.
Depreciation and amortization decreased $118 million, or 7.5%, in the first nine months of 2021 from the first nine months of 2020 primarily due to the early retirement of aircraft as a result of the COVID-19 pandemic.

Operating Special Items, Net

	Nine Months Ended September 30,
	2021	2020
	(In millions)
PSP Financial Assistance (1)	$(4,162)	$(3,710)
Severance expenses (2)	168	1,408
Mark-to-market adjustments on bankruptcy obligations, net (3)	5	(49)
Fleet impairment (4)	—	1,484
Labor contract expenses (5)	—	228
Other operating special items, net	3	(18)
Mainline operating special items, net	(3,986)	(657)

PSP Financial Assistance (1)	(539)	(444)
Regional pilot retention program (6)	61	—
Fleet impairment (4)	27	117
Severance expenses (2)	2	18
Regional operating special items, net	(449)	(309)
Operating special items, net	$(4,435)	$(966)

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
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments primarily related to our voluntary early retirement programs for the nine months ended September 30, 2021 and 2020 were approximately $480 million and $170 million, respectively.
(3)Bankruptcy obligations that will be settled in shares of our common stock are marked-to-market based on our stock price.
(4)Fleet impairment charges resulted from the retirement of certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the first nine months of 2021, we retired our remaining Embraer 140 fleet resulting in a non-cash write down of these regional aircraft. In the first nine months of 2020, we retired our entire Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a $1.5 billion non-cash write-down of mainline and regional aircraft and associated spare parts and $109 million in cash charges primarily for impairment of right-of-use (ROU) assets and lease return costs.
(5)Labor contract expenses primarily related to one-time charges due to the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(6)Our regional pilot retention program provides for, among other things, a cash retention bonus to be paid in the fourth quarter of 2021 to eligible captains at our wholly-owned regional airlines included on the pilot seniority list as of September 1, 2021.

Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Interest income	$13	$36	$(23)	(63.2)
Interest expense, net	(1,332)	(851)	(481)	56.4
Other income, net	241	77	164	nm
Total nonoperating expense, net	$(1,078)	$(738)	$(340)	46.2
Interest income decreased in the first nine months of 2021 compared to the first nine months of 2020 primarily as a result of lower returns on our short-term investments. Interest expense, net increased in the first nine months of 2021 compared to the first nine months of 2020 primarily due to the issuance of debt, including $10.0 billion associated with the AAdvantage Financing, to improve our liquidity position in response to the COVID-19 pandemic. See Note 5 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A for further information on the AAdvantage Financing.
In the first nine months of 2021, other nonoperating income, net included $252 million of non-service related pension and other postretirement benefit plan income, offset in part by $31 million of net special charges principally for non-cash charges associated with debt refinancings and extinguishments.
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
Income Taxes
In the first nine months of 2021, we recorded an income tax benefit of $296 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

American’s Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Operating Revenues

	Three Months Ended September 30,		Increase	Percent Increase
	2021	2020
	(In millions, except percentage changes)
Passenger	$7,957	$2,540	$5,417	nm
Cargo	332	207	125	59.9
Other	679	425	254	59.7
Total operating revenues	$8,968	$3,172	$5,796	nm
Passenger revenue increased $5.4 billion in the third quarter of 2021 from the third quarter of 2020 primarily due to increased RPMs driven by domestic and short-haul international leisure demand, resulting in an increased load factor in the third quarter of 2021.
Cargo revenue increased $125 million, or 59.9%, in the third quarter of 2021 from the third quarter of 2020 primarily due to an increase in cargo ton miles reflecting increases in freight volumes, principally as a result of adding international widebody capacity and cargo-only flights to American's schedule.
Other operating revenue increased $254 million, or 59.7%, as compared to the third quarter of 2020, driven primarily by higher revenue associated with American's loyalty program.
Total operating revenues in the third quarter of 2021 increased $5.8 billion from the third quarter of 2020 driven principally by the increase in passenger revenue as described above.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,952	$611	$1,341	nm
Salaries, wages and benefits	3,017	2,762	255	9.2
Regional expenses	789	467	322	69.2
Maintenance, materials and repairs	548	337	211	62.3
Other rent and landing fees	694	472	222	47.1
Aircraft rent	358	336	22	6.6
Selling expenses	318	97	221	nm
Depreciation and amortization	480	498	(18)	(3.5)
Mainline operating special items, net	(990)	(295)	(695)	nm
Other	1,109	696	413	59.1
Total operating expenses	$8,275	$5,981	$2,294	38.3
Total operating expenses increased $2.3 billion, or 38.3%, in the third quarter of 2021 from the third quarter of 2020 primarily due to increases in aircraft fuel and related taxes and American's increased capacity.
Aircraft fuel and related taxes increased $1.3 billion in the third quarter of 2021 from the third quarter of 2020 primarily due to an 88.5% increase in fuel consumption as a result of increased capacity and a 69.3% increase in the average price per gallon of aircraft fuel including related taxes to $2.07 in the third quarter of 2021 from $1.23 in the third quarter of 2020.
Aircraft rent increased $22 million, or 6.6%, in the third quarter of 2021 from the third quarter of 2020 primarily due to the delivery of 31 new leased mainline aircraft subsequent to the third quarter of 2020.

Selling expenses increased $221 million in the third quarter of 2021 from the third quarter of 2020 due to higher commission expense and credit card fees driven by the overall increase in revenues.
Operating Special Items, Net

	Three Months Ended September 30,
	2021	2020
	(In millions)
PSP Financial Assistance (1)	$(992)	$(1,908)
Mark-to-market adjustments on bankruptcy obligations, net	(1)	—
Severance expenses (2)	—	871
Fleet impairment (3)	—	742
Other operating special items, net	3	—
Mainline operating special items, net	(990)	(295)

PSP Financial Assistance (1)	(128)	(228)
Regional operating special items, net	(128)	(228)
Operating special items, net	$(1,118)	$(523)

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
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments primarily related to American's voluntary early retirement programs for the three months ended September 30, 2021 and 2020 were approximately $190 million and $120 million, respectively.
(3)Fleet impairment charges resulted from the retirement of certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the third quarter of 2020, American retired its Airbus A330-200 fleet which resulted in a $709 million non-cash write-down of aircraft and associated spare parts and $33 million in cash charges primarily for lease return and other costs.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Interest income	$8	$72	$(64)	(89.2)
Interest expense, net	(435)	(310)	(125)	40.2
Other income, net	82	111	(29)	(26.4)
Total nonoperating expense, net	$(345)	$(127)	$(218)	nm
Interest income decreased in the third quarter of 2021 compared to the third quarter of 2020 primarily as a result of lower returns on American's short-term investments and lower interest-bearing related party receivables from American's parent company, AAG. Interest expense, net increased in the third quarter of 2021 compared to the third quarter of 2020 primarily due to the issuance of debt subsequent to the third quarter of 2020, including $10.0 billion associated with the AAdvantage Financing, to improve American's liquidity position in response to the COVID-19 pandemic. See Note 4 to American's Condensed Consolidated Financial Statements in Part I, Item 1B for further information on the AAdvantage Financing.
In the third quarter of 2021, other nonoperating income, net included $80 million of non-service related pension and other postretirement benefit plan income.

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
In the third quarter of 2021, American recorded an income tax provision of $68 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Operating Revenues

	Nine Months Ended September 30,		Increase	Percent Increase
	2021	2020
	(In millions, except percentage changes)
Passenger	$17,682	$11,328	$6,354	56.1
Cargo	973	484	489	nm
Other	1,799	1,496	303	20.3
Total operating revenues	$20,454	$13,308	$7,146	53.7
Passenger revenue increased $6.4 billion, or 56.1%, in the first nine months of 2021 from the first nine months of 2020 primarily due to an increase in RPMs. This increase in RPMs was principally due to increased flying domestically and in Latin America driven by leisure demand, offset in part by reduced Atlantic and Pacific flying as a result of low passenger demand and government-imposed travel restrictions related to the COVID-19 pandemic. A decrease in passenger yield offset in part the capacity driven increase to passenger revenue.
Cargo revenue increased $489 million in the first nine months of 2021 from the first nine months of 2020 primarily due to an increase in cargo ton miles reflecting higher freight volumes and the addition of cargo-only flights to American's schedule as well as an increase in cargo yield as a result of higher rates.
Total operating revenues in the first nine months of 2021 increased $7.1 billion, or 53.7%, from the first nine months of 2020 driven principally by the increase in passenger and cargo revenue as described above.
Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$4,596	$2,703	$1,893	70.0
Salaries, wages and benefits	8,607	8,589	18	0.2
Regional expenses	2,053	2,022	31	1.6
Maintenance, materials and repairs	1,383	1,253	130	10.4
Other rent and landing fees	1,950	1,495	455	30.4
Aircraft rent	1,064	1,004	60	6.0
Selling expenses	745	540	205	38.1
Depreciation and amortization	1,439	1,557	(118)	(7.5)
Mainline operating special items, net	(3,986)	(657)	(3,329)	nm
Other	2,785	2,588	197	7.6
Total operating expenses	$20,636	$21,094	$(458)	(2.2)

Total operating expenses decreased $458 million, or 2.2%, in the first nine months of 2021 from the first nine months of 2020 primarily due to a $3.5 billion increase in net operating special credits, offset in part by an increase in aircraft fuel and related taxes and other costs due to American's increased capacity. See further discussion of operating special items, net below.
Aircraft fuel and related taxes increased $1.9 billion, or 70.0%, in the first nine months of 2021 from the first nine months of 2020 primarily due to a 37.1% increase in fuel consumption as a result of increased capacity and a 24.0% increase in the average price per gallon of aircraft fuel including related taxes to $1.92 in the first nine months of 2021 from $1.55 in the first nine months of 2020.
Other rent and landing fees increased $455 million, or 30.4%, in the first nine months of 2021 from the first nine months of 2020 primarily due to an increase in variable rent and landing fees due to American's increased capacity.
Aircraft rent increased $60 million, or 6.0%, in the first nine months of 2021 from the first nine months of 2020 primarily due to the delivery of 31 new leased mainline aircraft subsequent to the first nine months of 2020.
Selling expenses increased $205 million, or 38.1%, in the first nine months of 2021 from the first nine months of 2020 due to higher commission expense and credit card fees driven by the overall increase in revenues.
Depreciation and amortization decreased $118 million, or 7.5%, in the first nine months of 2021 from the first nine months of 2020 primarily due to the early retirement of aircraft as a result of the COVID-19 pandemic.
Operating Special Items, Net

	Nine Months Ended September 30,
	2021	2020
	(In millions)
PSP Financial Assistance (1)	$(4,162)	$(3,710)
Severance expenses (2)	168	1,408
Mark-to-market adjustments on bankruptcy obligations, net (3)	5	(49)
Fleet impairment (4)	—	1,484
Labor contract expenses (5)	—	228
Other operating special items, net	3	(18)
Mainline operating special items, net	(3,986)	(657)

PSP Financial Assistance (1)	(539)	(444)
Fleet impairment (4)	27	106
Regional operating special items, net	(512)	(338)
Operating special items, net	$(4,498)	$(995)

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
(2)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments primarily related to American's voluntary early retirement programs for the nine months ended September 30, 2021 and 2020 were approximately $480 million and $170 million, respectively.
(3)Bankruptcy obligations that will be settled in shares of AAG common stock are marked-to-market based on AAG's stock price.

(4)Fleet impairment charges resulted from the retirement of certain aircraft earlier than planned driven primarily by the severe decline in air travel due to the COVID-19 pandemic. In the first nine months of 2021, American retired its remaining Embraer 140 fleet resulting in a non-cash write down of these regional aircraft. In the first nine months of 2020, American retired its entire Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a $1.5 billion non-cash write-down of mainline and regional aircraft and associated spare parts and $109 million in cash charges primarily for impairment of ROU assets and lease return costs.
(5)Labor contract expenses primarily related to one-time charges due to the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers for American's maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
	(In millions, except percentage changes)
Interest income	$26	$268	$(242)	(90.4)
Interest expense, net	(1,214)	(825)	(389)	47.2
Other income, net	239	78	161	nm
Total nonoperating expense, net	$(949)	$(479)	$(470)	98.2
Interest income decreased in the first nine months of 2021 compared to the first nine months of 2020 primarily as a result of lower returns on American's short-term investments and lower interest-bearing related party receivables from American's parent company, AAG. Interest expense, net increased in the first nine months of 2021 compared to the first nine months of 2020 primarily due to the issuance of debt, including $10.0 billion associated with the AAdvantage Financing, to improve American's liquidity position in response to the COVID-19 pandemic. See Note 4 to American's Condensed Consolidated Financial Statements in Part I, Item 1B for further information on the AAdvantage Financing.
In the first nine months of 2021, other nonoperating income, net included $251 million of non-service related pension and other postretirement benefit plan income, offset in part by $31 million of net special charges principally for non-cash charges associated with debt refinancings and extinguishments.
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
In the first nine months of 2021, American recorded an income tax benefit of $247 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Liquidity and Capital Resources
Liquidity
As of September 30, 2021, AAG had $17.9 billion in total available liquidity and $923 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Cash	$293	$245	$282	$231
Short-term investments	14,243	6,619	14,227	6,617
Undrawn facilities	3,413	7,396	3,413	7,396
Total available liquidity	$17,949	$14,260	$17,922	$14,244
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
Certain Covenants
Certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine enhanced equipment trust certificates (EETCs)) contain loan to value (LTV) or collateral coverage ratio covenants and require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the LTV or collateral coverage ratio exceeds a specified threshold or if the value of the appraised collateral fails to meet a specified threshold, as the case may be, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), or pay down such financing, in whole or in part, or the interest rate for the financing under such agreements will be increased. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing collateral coverage tests. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our AAdvantage Financing contains a debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment of the AAdvantage Financing. For further information regarding our debt covenants, see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $1.9 billion for the first nine months of 2021 as compared to net cash used in operating activities of $3.7 billion for the first nine months of 2020, a $5.6 billion period-over-period increase. In the first nine months of 2021 and 2020, we received cash proceeds of approximately $4.7 billion and $4.2 billion associated with the PSP Financial Assistance, respectively. Excluding the PSP Financial Assistance, our operating cash flows increased $5.1 billion compared to the first nine months of 2020 driven by a decrease in our pre-tax loss as well as working capital increases principally in our air traffic liability as demand for travel returns. In addition, during the first nine months of 2021, we made $241 million in contributions to our pension plans and approximately $480 million in cash payments associated with our voluntary early retirement programs. We expect cash payments under these programs of approximately $80 million in the remainder of 2021, approximately $230 million in 2022 and approximately $540 million in 2023 and beyond.

Investing Activities
Our net cash used in investing activities was $7.7 billion and $6.0 billion for the first nine months of 2021 and 2020, respectively.
Our principal investing activities in the first nine months of 2021 included $7.6 billion in net purchases of short-term investments as well as a $330 million increase in restricted short-term investments primarily related to collateral for the AAdvantage Financing. These cash outflows were offset in part by $181 million of proceeds from the sale of property and equipment principally related to our retired fleet and $168 million of proceeds primarily from aircraft sale-leaseback transactions. Additionally, aircraft purchase deposit returns of $874 million offset our capital expenditures for the first nine months of 2021, which expenditures were principally related to the harmonization of interior configurations across our mainline fleet and the purchase of two Airbus A321neo aircraft.
Our principal investing activities in the first nine months of 2020 included $4.5 billion in net purchases of short-term investments, capital expenditures of $1.8 billion for property and equipment, including 10 Airbus A321neo aircraft, three Embraer 175 aircraft and three Bombardier CRJ900 aircraft as well as a $317 million increase in restricted short-term investments primarily related to cash proceeds from special facility revenue bonds related to JFK. These cash outflows were offset in part by $433 million of proceeds primarily from aircraft sale-leaseback transactions and $251 million of proceeds from the sale of property and equipment.
Financing Activities
Our net cash provided by financing activities was $5.8 billion and $9.7 billion for the first nine months of 2021 and 2020, respectively.
Our principal financing activities in the first nine months of 2021 included $12.1 billion in proceeds from the issuance of debt, including approximately $10.0 billion associated with the AAdvantage Financing, $1.0 billion in aggregate principal amount under the PSP2 Promissory Note, $946 million in aggregate principal amount under the PSP3 Promissory Note and the $150 million issuance of special facility revenue bonds related to JFK. We also received $460 million in net proceeds from the issuance of equity pursuant to an at-the-market offering. These cash inflows were offset in part by $6.6 billion in debt repayments, including prepayments totaling $2.8 billion for our revolving credit facilities, $950 million for the April 2016 Spare Parts Term Loan Facility, $550 million of outstanding loans under the Treasury Loan Agreement and $2.3 billion in scheduled debt repayments. In addition, we had $176 million of deferred financing cost cash outflows.
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

American
Operating Activities
American’s net cash provided by operating activities was $4.4 billion for the first nine months of 2021 as compared to net cash used in operating activities of $90 million for the first nine months of 2020, a $4.5 billion period-over-period increase. In the first nine months of 2021 and 2020, American received cash proceeds of approximately $4.2 billion and $3.7 billion associated with the PSP Financial Assistance, respectively. American also had an $879 million net decrease in intercompany cash receipts principally from AAG's financing transactions. Excluding the PSP Financial Assistance and decrease in AAG's financing transactions, American's operating cash flows increased $4.9 billion compared to the first nine months of 2020 driven by a decrease in its pre-tax loss as well as working capital increases principally in American's air traffic liability as demand for travel returns. In addition, during the first nine months of 2021, American made $241 million in contributions to its pension plans and approximately $480 million in cash payments associated with American's voluntary early retirement programs. American expects cash payments under these programs of approximately $80 million in the remainder of 2021, approximately $230 million in 2022 and approximately $540 million in 2023 and beyond.
Investing Activities
American’s net cash used in investing activities was $7.7 billion and $6.0 billion for the first nine months of 2021 and 2020, respectively.
American’s principal investing activities in the first nine months of 2021 included $7.6 billion in net purchases of short-term investments as well as a $330 million increase in restricted short-term investments primarily related to collateral for the AAdvantage Financing. These cash outflows were offset in part by $181 million of proceeds from the sale of property and equipment principally related to American's retired fleet and $168 million of proceeds primarily from aircraft sale-leaseback transactions. Additionally, aircraft purchase deposit returns of $874 million offset American's capital expenditures for the first nine months of 2021, which expenditures were principally related to the harmonization of interior configurations across its mainline fleet and the purchase of two Airbus A321neo aircraft.
American’s principal investing activities in the first nine months of 2020 included $4.5 billion in net purchases of short-term investments, capital expenditures of $1.8 billion for property and equipment, including 10 Airbus A321neo aircraft, three Embraer 175 aircraft and three Bombardier CRJ900 aircraft as well as a $317 million increase in restricted short-term investments primarily related to cash proceeds from special facility revenue bonds related to JFK. These cash outflows were offset in part by $433 million of proceeds primarily from aircraft sale-leaseback transactions and $251 million of proceeds from the sale of property and equipment.
Financing Activities
American’s net cash provided by financing activities was $3.3 billion and $6.1 billion for the first nine months of 2021 and 2020, respectively.
American’s principal financing activities in the first nine months of 2021 included $10.1 billion in proceeds from the issuance of debt, including approximately $10.0 billion associated with the AAdvantage Financing and the $150 million issuance of special facility revenue bonds related to JFK. These cash inflows were offset in part by $6.6 billion in debt repayments, including prepayments totaling $2.8 billion for American's revolving credit facilities, $950 million for the April 2016 Spare Parts Term Loan Facility, $550 million of outstanding loans under the Treasury Loan Agreement and $2.3 billion in scheduled debt repayments. In addition, American had $174 million of deferred financing cost cash outflows.
American’s principal financing activities in the first nine months of 2020 included $8.7 billion in proceeds from the issuance of debt, including $2.8 billion borrowed under the 2014 Revolving Facility, the 2013 Revolving Facility and the April 2016 Revolving Facility, $2.5 billion in aggregate principal amount of 11.75% senior secured notes, $1.2 billion in aggregate principal amount of two series of 10.75% senior secured notes due 2026, $1.0 billion under the Delayed Draw Term Loan Credit Facility, $550 million under the Treasury Term Loan Facility and the $360 million issuance of special facility revenue bonds related to JFK. These cash inflows were offset in part by $2.5 billion in debt repayments, consisting of approximately $1.5 billion in scheduled debt repayments and the prepayment of the $1.0 billion Delayed Draw Term Loan Credit Facility, as well as $122 million of deferred financing costs.

Commitments
Significant Indebtedness
As of September 30, 2021, AAG had $38.3 billion in long-term debt, including current maturities of $2.4 billion. As of September 30, 2021, American had $32.3 billion in long-term debt, including current maturities of $1.7 billion. All material changes in our significant indebtedness since our 2020 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of September 30, 2021, we had definitive purchase agreements for the acquisition of the following aircraft (1):

	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter	Total
Airbus
A320neo Family	6	26	5	18	22	5	82
Boeing
737 MAX Family	1	—	12	6	20	20	59
787 Family	3	10	11	6	8	5	43
Total	10	36	28	30	50	30	184

(1)Delivery schedule represents our best estimate as of the date of this report. Actual delivery dates are subject to change based on various potential factors including production delays by the manufacturer.
We also have agreements for 25 spare engines to be delivered in 2021 and beyond.
We currently have financing commitments in place for all 10 aircraft scheduled to be delivered in the remainder of 2021: six Airbus A320neo Family aircraft, three Boeing 787 Family aircraft and one Boeing 737 MAX Family aircraft. We also have financing commitments in place for 10 Boeing 787 Family aircraft in 2022 and five Boeing 787 Family Aircraft in 2023. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions, including in some cases, on our acquisition of the aircraft by a certain date and (2) the performance by the counterparty providing such financing commitments of its obligations thereunder. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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

Contractual Obligations
The following table provides details of our future cash contractual obligations as of September 30, 2021 (in millions). Except to the extent set forth in the applicable accompanying footnotes, the table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$557	$1,645	$4,169	$3,470	$7,752	$14,754	$32,347
Interest obligations (b), (c)	291	1,527	1,480	1,323	1,152	1,358	7,131
Finance lease obligations	55	197	165	164	109	149	839
Aircraft and engine purchase commitments (d)	329	1,678	1,632	2,504	3,390	1,775	11,308
Operating lease commitments	468	1,961	1,866	1,508	1,140	5,121	12,064
Regional capacity purchase agreements (e)	344	1,505	1,844	1,886	1,740	3,477	10,796
Minimum pension obligations (f)	—	—	46	136	111	224	517
Retiree medical and other postretirement benefits	23	90	85	82	77	358	715
Other purchase obligations (g)	948	3,863	1,735	979	153	1,172	8,850
Total American Contractual Obligations	3,015	12,466	13,022	12,052	15,624	28,388	84,567

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	750	—	—	1,500	3,746	5,996
Interest obligations (b)	18	140	122	121	133	761	1,295
Operating lease commitments	3	17	15	12	7	22	76
Minimum pension obligations (f)	—	—	—	—	1	4	5
Total AAG Contractual Obligations	$3,036	$13,373	$13,159	$12,185	$17,265	$32,921	$91,939

(a)Amounts represent contractual amounts due. Excludes $436 million and $32 million of unamortized debt discount, premium and issuance costs as of September 30, 2021 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at September 30, 2021.
(c)Includes $9.7 billion of future principal payments and $1.6 billion of future interest payments as of September 30, 2021, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(d)See "Aircraft and Engine Purchase Commitments" in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about the firm commitment aircraft delivery schedule, in particular the footnotes to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our current best estimate; however, the actual delivery schedule may differ from the table above, potentially materially. Additionally, the amounts in the table exclude three and 10 Boeing 787-8 aircraft to be delivered in 2021 and 2022, respectively, as well as five Boeing 787-9 aircraft to be delivered in 2023, in each case, for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.
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

Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2020-06: Accounting for Convertible Instruments and Contracts In An Entity's Own Equity (the New Convertible Debt Standard)
The New Convertible Debt Standard simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, the New Convertible Debt Standard amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the New Convertible Debt Standard using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. The New Convertible Debt Standard is applicable to our 6.50% convertible senior notes due 2025 (the Convertible Notes). We early adopted the New Convertible Debt Standard as of January 1, 2021 using the modified retrospective method to recognize the Convertible Notes as a single liability instrument. As of January 1, 2021, we recorded a $415 million ($320 million net of tax) reduction to additional paid-in capital to remove the equity component of the Convertible Notes from our balance sheet and a $19 million cumulative effect adjustment credit, net of tax, to retained deficit related to non-cash debt discount amortization recognized in periods prior to adoption resulting in a corresponding reduction of $389 million to the debt discount associated with the Convertible Notes.
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
Aircraft Fuel
As of September 30, 2021, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. We do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, our future fuel needs remain unclear due to uncertainties regarding air travel demand and any hedging would potentially require significant capital or collateral to be placed at risk. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Based on our 2021 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2021 annual fuel expense by $34 million.
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

Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our September 30, 2021 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $111 million and annual interest income on short-term investments would increase by approximately $145 million.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of September 30, 2021, we had $11.1 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of September 30, 2021 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
For the quarter ended September 30, 2021, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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
The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our business, operations and financial condition to an unprecedented extent. Measures such as travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, cancellation of public events and many others have resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material deterioration in demand, we have taken a number of aggressive actions to ameliorate our business, operations and financial condition. We have focused on reducing our capacity, making structural changes to our fleet, implementing cost reductions, preserving cash and improving our overall liquidity position. We have reduced our system-wide capacity and will continue to monitor conditions and to proactively evaluate and adjust our schedule to match demand. Additionally, we have retired certain mainline aircraft earlier than planned, including all of our Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as certain regional aircraft, including our Embraer 140 fleet and Bombardier CRJ200 aircraft, which we expect will allow us to be more efficient by reducing the number of sub-fleets we operate, and we have also placed a number of Boeing 737-800 aircraft into temporary storage. We have moved quickly to attempt to better align our costs with our reduced schedule and made other cost-saving initiatives (including reductions in maintenance expense, marketing expense, event and training expense, airport facilities expense, salaries and benefits expense, and other volume-related expense reductions, including fuel). Nonetheless, we incurred significant net losses, excluding net special items, in 2020 and the first nine months of 2021, and we expect to continue to do so until there is a significant global recovery in demand for air travel. The duration and severity of the COVID-19 pandemic remain uncertain, and there can be no assurance that any of the mitigating actions we have taken will suffice to sustain our business and operations through this pandemic.
We have taken and will take additional actions to improve our financial position, including measures to improve liquidity, such as obtaining financial assistance under the CARES Act, the PSP Extension Law and the ARP. In 2020, we received approximately $6.0 billion in financial assistance from Treasury through PSP1 established under the CARES Act, and in the first nine months of 2021, we received approximately $3.5 billion in financial assistance from Treasury through PSP2 established under the PSP Extension Law and $3.3 billion in financial assistance from Treasury through PSP3 established under the ARP. In connection with the financial assistance we have received through PSP1, PSP2 and PSP3, we are required to comply with the relevant provisions of the CARES Act, the PSP Extension Law and the ARP, including the requirement that funds provided pursuant to PSP1, PSP2 and PSP3 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits; the prohibition against involuntary furloughs and reductions in employee pay rates and benefits through at least September 30, 2021; the requirement to recall employees involuntarily terminated or furloughed after September 30, 2020; the requirement that certain levels of commercial air service be maintained; provisions prohibiting the repurchase of AAG common stock and the payment of common stock dividends through September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023. Additionally, under PSP1, PSP2 and PSP3, we and certain of our subsidiaries are, and will continue to be, subject to substantial and continuing reporting obligations. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts.

We may pursue additional financing through, among other things, the issuance of additional unsecured and secured debt securities, equity securities and equity-linked securities and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject.
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
The full extent of the ongoing impact of the COVID-19 pandemic on our longer-term operational and financial performance will depend on future developments, many of which are outside our control, including the effectiveness of the mitigation strategies discussed above; the duration and spread of COVID-19, including recurrence of the pandemic or the emergence of novel variants, and related travel advisories, restrictions and testing regimes; the supply of effective vaccines and success of efforts to deploy the vaccines; the impact of the COVID-19 pandemic on overall long-term demand for air travel; the impact on demand and capacity which could result from government mandates on air service (including, for instance, requirements for passengers to wear face coverings while traveling or have their temperature checked or have administered COVID-19 tests and other checks prior to or after entering an airport or boarding an airplane, or which would limit the number of seats that can be occupied on an aircraft to allow for social distancing or prohibit flights to certain locations); the impact of COVID-19 on our employees’ ability to work because they are quarantined or sickened as a result of exposure to COVID-19 or if they are subject to additional governmental COVID-19 curfews or "stay at home" health orders or similar restrictions; the impact of federal vaccine mandates, including the willingness of our employees to comply with such mandates and potential conflict with actions by certain states that are in conflict with the federal mandate; the impact of the COVID-19 pandemic on the financial health and operations of our business partners and future governmental actions, all of which are highly uncertain and cannot be predicted. At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers' behavior, with such changes including but not limited to a permanent reduction in business travel as a result of increased usage of "virtual" and "teleconferencing" products and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business.
We are also dependent upon effective COVID-19 vaccines, including an efficient distribution and sufficient supply, and significant uptake by the general public in order to normalize economic conditions and the airline industry and to realize our financial and growth plans and business strategy. The failure of a vaccine, including to the extent it is not effective against any COVID-19 variants, significant unplanned adverse reactions to the vaccine, politicization of the vaccine or general public distrust of the vaccine could have an adverse effect on our business, financial condition and results of operations. Additionally, in September 2021, the U.S. federal government issued guidance on previously announced COVID-19 vaccination requirements for federal contractors. Due to a number of our agreements, American is classified as a government contractor. Consistent with this guidance, we announced in October 2021 that the federal vaccine mandate would require all of American’s U.S.-based team members and certain international crew members to be vaccinated, without the provision of a regular testing alternative. We cannot predict the impact of this federal vaccination requirement on our business.
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
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of September 30, 2021, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2021-2025 would be approximately $9.5 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If needed, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed and contemplated in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; unfavorable market conditions; the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced; and the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry in particular. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft and engines or fund such other corporate requirements or may seek to negotiate deferrals for such aircraft and engines with the applicable aircraft and engine manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully or to fund our committed expenditures. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
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
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on our business, we have obtained and currently anticipate that it may be necessary to continue to obtain a significant amount of additional financing from a variety of sources. Such financing may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. In particular, in connection with the financial assistance we have received through PSP1, PSP2 and PSP3, we are required to comply with the relevant provisions of the CARES Act, the PSP Extension Law and the ARP, including the requirement that funds provided pursuant to PSP1, PSP2 and PSP3 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits; the prohibition against involuntary furloughs and reductions in employee pay rates and benefits through at least September 30, 2021; provisions prohibiting the repurchase of AAG common stock and the payment of common stock dividends through September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023. Additionally, under PSP1, PSP2 and PSP3, we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. Moreover, as a result of the recent financing activities we have undertaken in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on us as we continue to seek additional liquidity.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of September 30, 2021, we had $11.1 billion of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
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
We believe that our future success will depend in large part on our ability to attract, develop and retain highly qualified management, technical and other personnel. We may not be successful in attracting, developing or retaining key personnel or other highly qualified personnel. Among other things, the CARES Act, the PSP Extension Law and the ARP impose significant restrictions on executive compensation, which will remain in place until April 1, 2023. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries, creating increasing retention challenges in the case of executives presented with alternative, non-airline opportunities. In addition, we currently have a significantly smaller workforce than we did prior to the onset of the COVID-19 pandemic, while the demand for leisure travel, in particular domestically, accelerated during 2021. Competition for skilled personnel has intensified and may continue to intensify if overall industry capacity continues to increase and/or we were to incur attrition at levels higher than we have historically. Any inability to attract, develop and retain significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
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
In addition to the effects of the ongoing COVID-19 pandemic, an outbreak of another contagious disease—such as has occurred in the past with the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus or any other similar illness—if it were to become associated with air travel or persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. See also "The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity.” As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.

Union disputes, employee strikes and other labor-related disruptions, or our inability to otherwise maintain labor costs at competitive levels may adversely affect our operations and financial performance.
Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements (CBAs) generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB). For the dates that the CBAs with our major work groups become amendable under the RLA, see Part I, Item 1. Business – “Our People—Labor Relations” in our 2020 Form 10-K.
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
A significant portion of our regional operations are conducted by third-party operators on our behalf, substantially all of which are provided for under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain skilled personnel, including pilots and mechanics, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Several of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of skilled personnel and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. In particular, the severe decline in demand for air travel resulting from the COVID-19 pandemic and related governmental restrictions on travel have materially impacted demand for services provided by our regional carriers and, as a result, we temporarily significantly reduced our regional capacity. We expect the disruption to services resulting from the COVID-19 pandemic to continue to adversely affect our regional operators, some of whom may experience significant financial stress, declare bankruptcy or otherwise cease to operate. We may also experience disruption to our regional operations or incur financial damages if we terminate the capacity purchase agreement with one or more of our current operators or transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.

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
In a modern world where news can be captured and travel rapidly, we are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. Such an incident could involve the actual or alleged behavior of any of our employees. Further, if our personnel, one of our aircraft, a type of aircraft in our fleet, or personnel of, or an aircraft that is operated under our brand by, one of our regional operators or an airline with which we have a marketing alliance, joint business or codeshare relationship, were to be involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our personnel, one of our aircraft (or personnel and aircraft of our regional operators and our codeshare partners), or a type of aircraft in our fleet could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition.

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
We have in the past instituted, and intend to institute in the future, changes to our business model designed to increase revenues and offset costs. These measures include further segmentation of the classes of services we offer, such as Premium Economy service and Basic Economy service, enhancements to our AAdvantage loyalty program, charging separately for services that had previously been included within the price of a ticket, changing (whether it be increasing, decreasing or eliminating) other pre-existing fees, reconfiguration of our aircraft cabins, and efforts to optimize our network including by focusing growth on a limited number of large hubs and entering into agreements with other airlines. For example, in 2020, we eliminated change fees for most domestic and international tickets, which has reduced our change fee revenue, a trend which is expected to continue as demand for air travel recovers, assuming this change remains in place. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure that these measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline or result in decreased demand. Also, our implementation of any new or increased fees might result in adverse brand perceptions or reputational harm, and could reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.
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
New U.S. tax legislation may adversely affect our financial condition, results of operations and cash flows.
The U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. While certain draft legislation has been publicly released and is under development in Congress at this time, the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance our business will not be adversely affected.
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
Future impairment of goodwill or other long-lived assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. There can be no assurance that a material impairment charge of goodwill or tangible or intangible assets will be avoided. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines, including as a result of significant or prolonged declines in demand for air travel and corresponding reductions to capacity. In 2020, we recorded a $1.5 billion impairment charge associated with our decision to retire certain mainline aircraft, principally Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as regional aircraft, including certain Embraer 140 and Bombardier CRJ200 aircraft, earlier than previously planned as a result of the severe decline in demand for air travel due to the COVID-19 pandemic. We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as a result of the effects of the COVID-19 pandemic on our flight schedules and business. Such impairment charges could have a material adverse effect on our business, results of operations and financial condition.
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

Low-cost carriers (including so-called ultra-low-cost carriers) have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently, are price sensitive and therefore tend not to be loyal to any one particular carrier. A number of these low-cost carriers have recently commenced operations, and several new entrants have announced their intention to start up new ultra-low-cost carriers. Many of these new and existing carriers have announced growth strategies including commitments to acquire significant numbers of new aircraft for delivery in the next few years. These low-cost carriers are attempting to continue to increase their market share through growth and, potentially, consolidation, and are expected to continue to have an impact on our revenues and overall performance. We and several other large network carriers have implemented “Basic Economy” fares designed to more effectively compete against low-cost carriers, but we cannot predict whether these initiatives will be successful. While historically these carriers have provided competition in domestic markets, we have recently experienced new competition from low-cost carriers on international routes, including low-cost airlines executing international long-haul expansion strategies, a trend likely to continue with the delivery of planned, long-range narrowbody aircraft. The actions of existing or future low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
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
American has established a transatlantic joint business with British Airways, Aer Lingus, Iberia and Finnair, a transpacific joint business with Japan Airlines and a joint business relating to Australia and New Zealand with Qantas, each of which has been granted antitrust immunity. The transatlantic joint business benefits from a grant of antitrust immunity from the United States Department of Transportation (DOT) and was reviewed by the European Commission (EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick (LGW) airports. The commitments accepted by the EC were binding for 10 years. In October 2018, in anticipation of the exit of the United Kingdom from the European Union (EU), commonly referred to as Brexit, and the expiry of the EC commitments in July 2020, the United Kingdom Competition and Markets Authority (CMA) opened an investigation into the transatlantic joint business. We continue to fully cooperate with the CMA and, in September 2020, the CMA adopted interim measures that effectively extend the EC commitments for an additional three years until March 2024 in light of the uncertainty created by the COVID-19 pandemic. The CMA plans to complete its investigation before the interim measures expire. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those arrangements.

In 2020, we entered into an expanded marketing relationship with Alaska Airlines. This arrangement expands our existing codeshare relationship, including codeshare on certain of our international routes from Seattle-Tacoma International Airport and Los Angeles International Airport (LAX), and provides for reciprocal loyalty program benefits and shared lounge access. Pursuant to federal law, American and Alaska Airlines submitted this proposed arrangement to the DOT for review. After the DOT allowed the review period to expire with no further actions, American and Alaska Airlines commenced implementation of this arrangement.
Also, in 2020, we announced our intention to enter into a marketing relationship with JetBlue Airways Corporation (JetBlue). This arrangement includes an alliance agreement with reciprocal codesharing on domestic and certain international routes from New York (JFK, LaGuardia Airport (LGA), and Newark Liberty International Airport) and Boston Logan International Airport, and provides for reciprocal loyalty program benefits. The arrangement does not include JetBlue’s future transatlantic flying. Pursuant to federal law, American and JetBlue submitted this proposed alliance arrangement to the DOT for review. After American, JetBlue and the DOT agreed to a series of commitments, the DOT terminated its review of the proposed alliance. The commitments include growth commitments to ensure capacity expansion, slot divestitures at JFK and at Ronald Reagan Washington National Airport (DCA) near Washington, D.C. and antitrust compliance measures. Beyond this agreement with the DOT (the DOT Agreement), American and JetBlue will also be refraining from certain kinds of coordination on certain city pair markets. On September 21, 2021, the United States Department of Justice (DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) alleging that American and JetBlue violated U.S. antitrust laws in connection with the Northeast Alliance arrangement (the NEA). We believe the complaint is without merit and intend to defend against it vigorously.
Notwithstanding the DOT’s termination of its reviews of the Alaska Airlines and JetBlue alliances, the DOT maintains authority to conduct investigations under the scope of its existing statutes and regulations, including conduct related to these alliances. On September 21, 2021, the DOT published a Clarification Notice relating to the DOT Agreement. The DOT Clarification Notice stated, among other things, that the DOT Agreement remains in force during the pendency of the DOJ action against the NEA and, while the DOT retains independent statutory authority to prohibit unfair methods of competition in air transportation, the DOT intends to defer to DOJ to resolve the antitrust concerns that DOJ has identified with respect to the NEA. The DOT simultaneously published a Notice Staying Proceeding in relation to a complaint by Spirit Airlines, Inc. regarding the NEA, pending resolution of the DOJ action described above.
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

The commercial relationships that we have with other airlines, including any related equity investments, may not produce the returns or results we expect.
An important part of our strategy to expand our network has been to expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in certain instances, including China Southern Airlines and our previously announced proposed investments in GOL Linhas Aéreas Inteligentes S.A. and JetSmart Airlines SpA, by making a significant equity investment in another airline in connection with initiating or expanding such a commercial relationship. We may explore additional investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies. In addition, as a result of the global spread of COVID-19, the industry has experienced a precipitous decline in demand for air travel both internationally and domestically, which is expected to continue into the foreseeable future and could materially disrupt our partners' abilities to provide air service, the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the maintenance or expansion of existing relationships. These events could have a material adverse effect on our business, results of operations and financial condition.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. We do not currently view the market opportunities to hedge fuel prices as attractive because, among other things, our future fuel needs remain unclear due to uncertainties regarding air travel demand and any hedging would potentially require significant capital or collateral to be placed at risk. Accordingly, as of September 30, 2021, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”

Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress and state and local governments have passed laws and regulatory initiatives, and the DOT, the Federal Aviation Administration (FAA), the Transportation Security Administration, the Department of Homeland Security and several of their respective international counterparts have issued regulations and a number of other directives, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.
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
DOT consumer rules, and rules promulgated by certain analogous agencies in other countries we serve, dictate procedures for customer handling during long onboard delays, further regulate airline interactions with passengers, including passengers with disabilities, through the ticketing process, at the airport, and onboard the aircraft, and require disclosures concerning airline fares and ancillary fees such as baggage fees. Other DOT rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international airlines. In 2021, the DOT is expected to propose or implement a number of new regulations that will impact us, including disability rules for accessible lavatories and wheelchair assistance, refunds for checked bag fees in the event of certain delays in delivery, refunds for cancellations and in the event of government restrictions related to pandemics, and display of ancillary fees.
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
Similarly, there are a number of legislative and regulatory initiatives and reforms at the state and local levels. These initiatives include increasingly stringent laws to protect the environment, wage/hour requirements, mandatory paid sick or family leave, and healthcare mandates. These laws could affect our relationship with our workforce and the vendors that serve our airlines and cause our expenses to increase without an ability to pass through these costs. In recent years, the airline industry has experienced an increase in litigation over the application of state and local employment laws, particularly in California. Application of these laws may result in operational disruption, increased litigation risk and impact our negotiated labor agreements. Additionally, in September 2021, the U.S. federal government issued guidance on previously announced COVID-19 vaccination requirements for federal contractors. Due to a number of our agreements, American is classified as a government contractor. Consistent with this guidance, we announced in October 2021 that the federal vaccine mandate would require all of American’s U.S.-based team members and certain international crew members to be vaccinated, without the provision of a regular testing alternative. We cannot predict the impact of this federal vaccination requirement on our business.
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
We operate a global business with significant operations outside of the U.S. Our current international activities and prospects have been, and in the future could be, adversely affected by government policies, reversals or delays in the opening of foreign markets, increased competition in international markets, the performance of our alliance, joint business and codeshare partners in a given market, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. In particular, the outbreak and global spread of COVID-19 have severely impacted the demand for international travel and have resulted in the imposition of significant governmental restrictions on commercial air service to or from certain regions. We responded by temporarily suspending a significant portion of our long-haul international flights and delaying the introduction of certain new long-haul international routes. We can provide no assurance as to when such restrictions will be eased or lifted, when demand for international travel will return to pre-COVID-19 pandemic levels, if at all, or whether certain international destinations we previously served will be economical in the future.
More generally, our industry may be affected by any deterioration in global trade relations, including shifts in the trade policies of individual nations. For example, much of the demand for international air travel is the result of business travel in support of global trade. Should protectionist governmental policies, such as increased tariff or other trade barriers, travel limitations and other regulatory actions, have the effect of reducing global commercial activity, the result could be a material decrease in the demand for international air travel. Additionally, certain of the products and services that we purchase, including certain of our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government in respect of the importation of such products could materially increase the amounts we pay for them. In particular, on October 2, 2019, the Office of the U.S. Trade Representative (USTR), as part of an ongoing dispute with the EU before the World Trade Organization (WTO) concerning, among other things, aircraft subsidies, was authorized by an arbitration tribunal of the WTO to impose up to $7.5 billion per year in import tariffs on certain goods originating from the EU. In October 2019, the USTR imposed tariffs on certain imports from the EU, including on certain Airbus aircraft that we previously contracted to purchase; these aircraft were initially subject to an ad valorem duty of 10% that was subsequently increased to 15% in March 2020. In January 2021, the USTR expanded the scope of the 15% tariff to apply to certain imported aircraft parts in addition to imported aircraft. In June 2021, the United States, the EU and the UK announced agreements to suspend the imposition of these tariffs, contingent upon each party remaining satisfied that subsidies do not arise. However, if and to the extent any of these tariffs are reimposed on us without any available means for us to mitigate or pass on the burden of these tariffs to Airbus, the effective cost of new Airbus aircraft required to implement our fleet plan would increase.
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
Acts of terrorism or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats, attacks and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks of September 11, 2001 and any other such measures that may be introduced in the future generate higher operating costs for airlines. The Aviation and Transportation Security Act mandated improved flight deck security, deployment of federal air marshals on board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to the U.S. Customs and Border Protection Agency and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue. Implementation of and compliance with increasingly complex security and customs requirements will continue to result in increased costs for us and our passengers, and have caused and likely will continue to cause periodic service disruptions and delays. We have at times found it necessary or desirable to make significant expenditures to comply with security-related requirements while seeking to reduce their impact on our customers, such as expenditures for automated security screening lines at airports. As a result of competitive pressure, and the need to improve security screening throughput to support the pace of our operations, it is unlikely that we will be able to capture all security-related costs through increased fares. In addition, we cannot forecast what new security requirements may be imposed in the future, or their impact on our business.

We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure.
Efforts to transition to a low-carbon future have increased the focus by global, regional and national regulators on climate change and greenhouse gas (GHG) emissions, including carbon dioxide (CO2) emissions. In particular, the International Civil Aviation Organization (ICAO) has adopted rules, including those pertaining to the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which will require American to address the growth in CO2 emissions of a significant majority of our international flights. For more information on CORSIA, see “Aircraft Emissions and Climate Change Requirements” under Part I, Item 1. Business – Domestic and Global Regulatory Landscape – Environmental Matters in our 2020 Form 10-K.
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
In January 2021, the U.S. Environmental Protection Agency (EPA) adopted GHG emission standards for new aircraft engines designed to implement the ICAO standard, which are aligned with the 2017 ICAO airplane engine GHG emission standards. Like the ICAO standards, the final EPA standards would not apply to engines on in-service aircraft. The final standards have been challenged by several states and environmental groups, and the Biden administration has issued an executive order requiring a review of these final standards along with others issued by the prior administration. On February 17, 2021, the United States Court of Appeals for the District of Columbia Circuit ordered to hold the challenge by the states and environmental groups in abeyance pending EPA's review. The outcome of the legal challenge and administrative review cannot be predicted at this time. On September 9, 2021, the Biden Administration launched the Sustainable Aviation Fuel Grand Challenge to scale up the production of sustainable aviation fuel, aiming to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with sustainable aviation fuel by 2050. Whether these goals will be achieved and the potential effects on our business cannot be predicted at this time.
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
We are subject to a number of increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of human health and the environment and noise reduction, including those relating to emissions to the air, discharges to land and surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils and waste materials. This universe of substances is evolving to encompass many substances not previously regulated. Compliance with environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties, as well as civil liability.
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
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, as of the end of 2020 all of our mainline aircraft were manufactured by either Airbus or Boeing and all of our regional aircraft were manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by the recent acquisition of Rockwell Collins by United Technologies and the recent transactions involving Airbus and Bombardier and Bombardier and Mitsubishi. Due to the limited number of these suppliers, we are vulnerable to any problems associated with the performance of their obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers, adverse perception by the public that would result in customer avoidance of any of our aircraft or any action by the FAA or any other regulatory authority resulting in an inability to operate our aircraft, even temporarily. For instance, in March 2019, the FAA ordered the grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020, and more recently in April 2021, we removed from operations, pending ongoing inspection and investigation, a subset of our Boeing 737 MAX Family aircraft after receipt of notice from Boeing of a potential electrical power system issue relating to those aircraft. More recently, Boeing has been unable to deliver 787 aircraft that we have on order due to regulatory concerns raised by the FAA. The limited number of these suppliers may also result in reduced competition and potentially higher prices than if the supplier base was less concentrated.
Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected, may adversely impact our business, results of operations and financial condition.
The success of our business depends on, among other things, effectively managing the number and types of aircraft we operate. If, for any reason, we are unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have negative impacts on our business, results of operations and financial condition. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to our schedule, thereby reducing revenues. If new aircraft orders are not filled on a timely basis, we could face higher financing and operating costs than planned. In addition, if the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency, safety and reliability, we could face higher financing and operating costs than planned and our business, results of operations and financial condition could be adversely impacted. For instance, in March 2019, the FAA grounded all Boeing 737 MAX Family aircraft, including the 24 aircraft in our fleet at the time of the grounding, and which caused us to be unable to take delivery of the Boeing 737 MAX Family aircraft we had on order from Boeing. More recently, Boeing has been unable to deliver 787 aircraft that we have on order due to regulatory concerns raised by the FAA.
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
Furthermore, in response to these threats there has been heightened legislative and regulatory focus on data privacy and cybersecurity in the U.S., the EU and elsewhere, particularly with respect to critical infrastructure providers, including those in the transportation sector. As a result, we must comply with a proliferating and fast-evolving set of legal requirements in this area, including substantive cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. For example, in May 2018, the EU’s General Data Protection Regulation, commonly referred to as GDPR, came into effect, which imposes a host of data privacy and security requirements, imposing significant costs on us and carrying substantial penalties for non-compliance.

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
In light of constraints on existing facilities, there is presently a significant amount of capital spending underway at major airports in the United States, including large projects underway at a number of airports where we have significant operations, such as Chicago O'Hare International Airport (ORD), LAX, LGA and DCA. This spending is expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover their investments through increased rental, landing and other facility costs. In some circumstances, such costs could be imposed by the relevant airport authority without our approval. Accordingly, our operating costs are expected to increase significantly at many airports at which we operate, including a number of our hubs and gateways, as a result of capital spending projects currently underway and additional projects that we expect to commence over the next several years.
In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports we serve are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the DOT and the FAA currently regulate the allocation of slots or slot exemptions at DCA and two New York City airports: JFK and LGA. Our operations at these airports generally require the allocation of slots or similar regulatory authority. In addition to slot restrictions, operations at DCA and LGA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,250 and 1,500 miles, respectively. Similarly, our operations at LHR, international airports in Beijing, Frankfurt, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Airline Trade Association Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. Due to the dramatic reduction in air travel resulting from the COVID-19 pandemic, we are in many instances relying on exemptions granted by applicable authorities from the requirement that we continuously use certain slots, gates and routes or risk having such operating rights revoked, and depending on the applicable authority these exemptions can vary in the way they are structured and applied. We cannot predict whether such exemptions will continue to be granted, whether they will be granted on the same or similar terms, or whether we ultimately could be at risk of losing valuable operating rights. We cannot provide any assurance that regulatory changes resulting in changes in the application of slot controls or the allocation of or any reallocation of existing slots, the continued enforcement or termination of a perimeter rule or similar regulatory regime will not have a material adverse impact on our operations.
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
We currently have a higher than normal number of pilots eligible for retirement. Large numbers of pilots in the industry are approaching the FAA’s mandatory retirement age of 65. Our pilots and other employees are subject to rigorous certification standards, and our pilots and other crew members must adhere to flight time and rest requirements. Commencing in 2013, the minimum flight hour requirement to achieve a commercial pilot’s license in the United States increased from 250 to 1,500 hours, thereby significantly increasing the time and cost commitment required to become licensed to fly commercial aircraft. Additionally, the number of military pilots being trained by the U.S. armed forces and available as commercial pilots upon their retirement from military service has been decreasing. These and other factors have contributed to a shortage of qualified, entry-level pilots and increased compensation costs, particularly for our regional subsidiaries and our other regional partners who are being required by market conditions to pay significantly increased wages and large signing bonuses to their pilots in an attempt to achieve desired staffing levels. The foregoing factors have also led to increased competition from large, mainline carriers attempting to meet their hiring needs. We believe that this industry-wide pilot shortage is becoming an increasing problem for airlines in the United States. Our regional airline subsidiaries and other regional partners have recently been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions, increased compensation expense and costs of operations, financial difficulties and other adverse effects, and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business.
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

The closing price of our common stock on Nasdaq varied from $9.04 to $30.47 during 2020 and $15.00 to $25.82 during 2021 year-to-date through October 15, 2021. At times during this period, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that this wide range of trading prices is broadly indicative of the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
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

10.1
Amendment No. 3, dated as of September 24, 2021, to the Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company.*

10.2
Amendment No. 15, dated as of June 30, 2021, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise.*

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
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: October 21, 2021	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: October 21, 2021	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)