Form 10-Q
period 2022-03-31
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2022-04-21
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022

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
As of April 14, 2022, there were 649,514,848 shares of American Airlines Group Inc. common stock outstanding.
As of April 14, 2022, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2022

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
“2021 Form 10-K” means AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
“AAdvantage Financing” means the 2026 Notes, the 2029 Notes and the AAdvantage Term Loan Facility.
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
“Boeing” means The Boeing Company.
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
“DOJ” means the United States Department of Justice.
“DOT” means the United States Department of Transportation.
“DOT Agreement” means the agreement that had been reached between the DOT, American and JetBlue in January 2021.
“EC” means the European Commission.
“EETC” means enhanced equipment trust certificate.

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
“Merger” means the merger of US Airways Group and AMR Corporation on December 9, 2013.
“Mesa” means Mesa Airlines, Inc.
"NEA" means Northeast Alliance arrangement between American and JetBlue.
“NMB” means National Mediation Board.
“NOLs” means net operating losses.
“ORD” means Chicago O’Hare International Airport.

“OSHA” means Occupational Health and Safety Administration.
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
“PSP2 Agreement” means the Payroll Support Program Extension Agreement entered into by the Subsidiaries with Treasury on January 15, 2021.
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
“PSP3 Agreement” means the Payroll Support Program Agreement entered into by the Subsidiaries with Treasury on April 23, 2021.
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
“Tax Benefits Preservation Plan” means the tax benefits preservation plan adopted by the Board of Directors of AAG in December 2021 in order to preserve the Company's ability to use its NOLs and certain other tax attributes to reduce potential future income tax obligations.
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating revenues:
Passenger	$7,818	$3,179
Cargo	364	315
Other	717	514
Total operating revenues	8,899	4,008
Operating expenses:
Aircraft fuel and related taxes	2,502	1,034
Salaries, wages and benefits	3,154	2,730
Regional expenses	1,052	625
Maintenance, materials and repairs	617	376
Other rent and landing fees	678	570
Aircraft rent	353	351
Selling expenses	332	151
Depreciation and amortization	492	478
Special items, net	157	(1,708)
Other	1,285	716
Total operating expenses	10,622	5,323
Operating loss	(1,723)	(1,315)
Nonoperating income (expense):
Interest income	8	4
Interest expense, net	(463)	(371)
Other income, net	92	109
Total nonoperating expense, net	(363)	(258)
Loss before income taxes	(2,086)	(1,573)
Income tax benefit	(451)	(323)
Net loss	$(1,635)	$(1,250)

Loss per common share:
Basic and diluted	$(2.52)	$(1.97)
Weighted average shares outstanding (in thousands):
Basic and diluted	649,503	634,609
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(1,635)	$(1,250)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	28	67
Investments	(2)	—
Total other comprehensive income, net of tax	26	67
Total comprehensive loss	$(1,609)	$(1,183)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$376	$273
Short-term investments	12,108	12,158
Restricted cash and short-term investments	952	990
Accounts receivable, net	1,537	1,505
Aircraft fuel, spare parts and supplies, net	2,002	1,795
Prepaid expenses and other	787	615
Total current assets	17,762	17,336
Operating property and equipment
Flight equipment	38,359	37,856
Ground property and equipment	9,418	9,335
Equipment purchase deposits	545	517
Total property and equipment, at cost	48,322	47,708
Less accumulated depreciation and amortization	(18,464)	(18,171)
Total property and equipment, net	29,858	29,537
Operating lease right-of-use assets	7,745	7,850
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $795 and $786, respectively	1,970	1,988
Deferred tax asset	4,000	3,556
Other assets	1,975	2,109
Total other assets	12,036	11,744
Total assets	$67,401	$66,467
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$2,382	$2,489
Accounts payable	2,546	1,772
Accrued salaries and wages	1,369	1,489
Air traffic liability	8,346	6,087
Loyalty program liability	3,110	2,896
Operating lease liabilities	1,490	1,507
Other accrued liabilities	2,623	2,766
Total current liabilities	21,866	19,006
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	35,461	35,571
Pension and postretirement benefits	4,913	5,053
Loyalty program liability	6,194	6,239
Operating lease liabilities	6,529	6,610
Other liabilities	1,378	1,328
Total noncurrent liabilities	54,475	54,801
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 649,497,768 shares issued and outstanding at March 31, 2022; 647,727,595 shares issued and outstanding at December 31, 2021	6	6
Additional paid-in capital	7,243	7,234
Accumulated other comprehensive loss	(5,916)	(5,942)
Retained deficit	(10,273)	(8,638)
Total stockholders’ deficit	(8,940)	(7,340)
Total liabilities and stockholders’ equity (deficit)	$67,401	$66,467
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$1,185	$174
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(807)	19
Airport construction projects, net of reimbursements	(62)	(42)
Proceeds from sale of property and equipment	8	108
Proceeds from sale-leaseback transactions	—	99
Sales of short-term investments	7,089	1,415
Purchases of short-term investments	(7,035)	(8,557)
Decrease (increase) in restricted short-term investments	36	(194)
Net cash used in investing activities	(771)	(7,152)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(661)	(4,054)
Proceeds from issuance of long-term debt	367	10,861
Shares withheld for taxes pursuant to employee stock plans	(14)	(13)
Proceeds from issuance of equity	—	316
Deferred financing costs	—	(162)
Other financing activities	(2)	65
Net cash provided by (used in) financing activities	(310)	7,013
Net increase in cash and restricted cash	104	35
Cash and restricted cash at beginning of period	408	399
Cash and restricted cash at end of period (1)	$512	$434

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$313	$359
Property and equipment acquired through finance leases	58	22
Supplemental information:
Interest paid, net	566	479

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$376	$277
Restricted cash included in restricted cash and short-term investments	136	157
Total cash and restricted cash	$512	$434
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$6	$7,234	$(5,942)	$(8,638)	$(7,340)
Net loss	—	—	—	(1,635)	(1,635)
Other comprehensive income, net	—	—	26	—	26
Issuance of 1,770,173 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(14)	—	—	(14)
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2022	$6	$7,243	$(5,916)	$(10,273)	$(8,940)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2020	$6	$6,894	$(7,103)	$(6,664)	$(6,867)
Net loss	—	—	—	(1,250)	(1,250)
Other comprehensive income, net	—	—	67	—	67
Impact of adoption of Accounting Standards Update 2020-06 related to convertible instruments	—	(320)	—	19	(301)
Issuance of 18,194,573 shares of AAG common stock pursuant to an at-the-market offering, net of offering costs	—	316	—	—	316
Issuance of PSP2 Warrants	—	65	—	—	65
Issuance of 1,700,380 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Share-based compensation expense	—	38	—	—	38
Balance at March 31, 2021	$6	$6,980	$(7,036)	$(7,895)	$(7,945)
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
1. Basis of Presentation
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines Group Inc. (we, us, our and similar terms, or AAG) should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying unaudited condensed consolidated financial statements include the accounts of AAG and its wholly-owned subsidiaries. AAG’s principal subsidiary is American Airlines, Inc. (American). All significant intercompany transactions have been eliminated.
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread. Ongoing global vaccination efforts and the corresponding lifting of government restrictions in and between many markets resulted in a significant recovery in demand for air travel, with $8.9 billion of total revenue in the first quarter of 2022, a recovery of 84% as compared to the first quarter of 2019. The continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be estimated.
Our capacity (as measured by available seat miles) continues to be reduced compared to pre-COVID-19 pandemic levels, with total capacity in the first quarter of 2022 down 10.7% as compared to the first quarter of 2019. Domestic capacity in the first quarter of 2022 was down 7.5% while international capacity was down 17.4% as compared to the first quarter of 2019.
While demand for domestic and short-haul international markets has largely recovered to 2019 levels, uncertainty remains regarding the timing of a full recovery. We will continue to match our forward capacity with observed booking trends for future travel and make further adjustments to our capacity as needed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Fleet impairment (1)	$149	$—
PSP Financial Assistance (2)	—	(1,882)
Severance expenses (3)	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	6
Other operating special items, net	8	—
Mainline operating special items, net	157	(1,708)

PSP Financial Assistance (2)	—	(244)
Fleet impairment (1)	—	27
Severance expenses (3)	—	2
Regional operating special items, net	—	(215)
Operating special items, net	157	(1,923)

Debt refinancing, extinguishment and other, net	2	26
Mark-to-market adjustments on equity and other investments, net (4)	1	(49)
Nonoperating special items, net	3	(23)

(1)Fleet impairment in the first quarter of 2022 included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to current market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic and these aircraft are classified as long-lived nonoperating assets within other assets on the condensed consolidated balance sheets.
Fleet impairment in the first quarter of 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from the U.S. Department of Treasury (Treasury) pursuant to the payroll support program established under the PSP Extension Law (PSP2).
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments primarily associated with our voluntary early retirement programs were approximately $90 million and $170 million for the first quarter of 2022 and 2021, respectively.
(4)Mark-to-market adjustments on equity and other investments, net principally included net unrealized gains and losses associated with our equity investment in China Southern Airlines Company Limited (China Southern Airlines) and in the first quarter of 2022, also included our equity investment in Vertical Aerospace Ltd. (Vertical).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
3. Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic and diluted EPS:
Net loss	$(1,635)	$(1,250)
Weighted average common shares outstanding (in thousands)	649,503	634,609
Basic and diluted EPS	$(2.52)	$(1.97)
Securities that could potentially dilute EPS in the future, and which were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
6.50% convertible senior notes	61,728	61,728
Restricted stock unit awards	3,933	3,255
PSP1 Warrants (1)	3,724	4,957
Treasury Loan Warrants (2)	1,161	1,545
PSP2 Warrants (3)	520	520

(1)Pursuant to the payroll support program established under the CARES Act (PSP1), AAG issued to Treasury warrants (PSP1 Warrants) to purchase up to an aggregate of approximately 14.1 million shares of AAG common stock for an exercise price of $12.51 per share, subject to adjustment.
(2)Pursuant to the Loan and Guarantee Agreement with Treasury (the Treasury Loan Agreement), AAG issued to Treasury warrants (Treasury Loan Warrants) to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock for an exercise price of $12.51 per share, subject to adjustment.
(3)Pursuant to PSP2, AAG issued to Treasury warrants (PSP2 Warrants) to purchase up to an aggregate of approximately 6.6 million shares of AAG common stock for an exercise price of $15.66 per share, subject to adjustment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our reported operating revenues (in millions):

	Three Months Ended March 31,
	2022	2021
Passenger revenue:
Passenger travel	$7,213	$2,893
Loyalty revenue - travel (1)	605	286
Total passenger revenue	7,818	3,179
Cargo	364	315
Other:
Loyalty revenue - marketing services (2)	596	457
Other revenue	121	57
Total other revenue	717	514
Total operating revenues	$8,899	$4,008

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
(2)During the three months ended March 31, 2022 and 2021, cash payments from co-branded credit card and other partners were $1.4 billion and $1.0 billion, respectively.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2022	2021
Domestic	$6,060	$2,655
Latin America	1,227	482
Atlantic	466	22
Pacific	65	20
Total passenger revenue	$7,818	$3,179
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

	March 31, 2022	December 31, 2021
	(In millions)
Loyalty program liability	$9,304	$9,135
Air traffic liability	8,346	6,087
Total	$17,650	$15,222

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2021	$9,135
Deferral of revenue	791
Recognition of revenue (1)	(622)
Balance at March 31, 2022 (2)	$9,304

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-brand credit card. As of March 31, 2022, our current loyalty program liability was $3.1 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the COVID-19 pandemic, we will continue to monitor redemption patterns and may adjust our estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2022, $2.6 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2021. In response to the COVID-19 pandemic, we extended the contract duration for certain tickets to September 30, 2022, principally those tickets which were issued in 2020 and 2021. Additionally, tickets to certain international destinations have extended contract duration to December 31, 2022. We also have eliminated change fees for most domestic and international tickets providing more flexibility for customers to change travel plans. Given these changes and the uncertainty surrounding the future demand for air travel, our estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as our estimates of refunds may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2022	December 31, 2021
Secured
2013 Term Loan Facility, variable interest rate of 2.20%, installments through 2025	$1,770	$1,770
2014 Term Loan Facility, variable interest rate of 2.20%, installments through 2027	1,196	1,208
December 2016 Term Loan Facility, variable interest rate of 2.84%, installments through 2023	1,188	1,188
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026 (1)	3,500	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 5.50%, installments beginning in July 2023 through April 2028 (1)	3,500	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.81%, maturing from 2022 to 2034	9,564	9,357
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.42% to 4.64%, averaging 2.12%, maturing from 2022 to 2032	3,306	3,433
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,129	1,129
	31,853	31,785
Unsecured
PSP1 Promissory Note, interest only payments until due in April 2030	1,765	1,765
PSP2 Promissory Note, interest only payments until due in January 2031	1,035	1,035
PSP3 Promissory Note, interest only payments until due in April 2031	946	946
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
5.000% senior notes, interest only payments until due in June 2022	433	750
3.75% senior notes, interest only payments until due in March 2025	500	500
	5,679	5,996
Total long-term debt	37,532	37,781
Less: Total unamortized debt discount, premium and issuance costs	439	458
Less: Current maturities	2,208	2,315
Long-term debt, net of current maturities	$34,885	$35,008

(1)Collectively referred to as the AAdvantage Financing.
As of March 31, 2022, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Short-term Revolving and Other Facilities	220
Total	$3,063

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
American has an undrawn $150 million short-term revolving credit facility, which was set to expire at the beginning of January 2022 but which has been extended through the beginning of January 2023. American also currently has approximately $70 million of available borrowing base under a cargo receivables facility that was entered into in December 2020 and is set to expire in December 2022. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
6.50% Convertible Senior Notes
At March 31, 2022, the if-converted value of the 6.50% convertible senior notes due 2025 (the Convertible Notes) exceeded the principal amount by $127 million. The last reported sale price per share of our common stock (as defined in the indenture governing our Convertible Notes, the Convertible Notes Indenture) did not exceed 130% of the conversion price of the Convertible Notes for at least 20 of the 30 consecutive trading days ending on March 31, 2022. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes cannot convert at their option at any time during the quarter ending June 30, 2022. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
2022 Financing Activities
2021-1 Aircraft EETCs
In November 2021, American created two pass-through trusts which issued approximately $960 million aggregate face amount of Series 2021-1 Class A and Class B EETCs (the 2021-1 Aircraft EETCs) in connection with the financing of 26 aircraft previously delivered or to be delivered to American through September 2022 (the 2021-1 Aircraft). In 2021, approximately $94 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of five aircraft under the 2021-1 Aircraft EETCs, all of which was used to repay existing indebtedness. During the first quarter of 2022, approximately $367 million of proceeds had been used to purchase equipment notes issued by American in connection with the financing of nine aircraft under the 2021-1 Aircraft EETCs. Interest and principal payments on equipment notes issued in connection with the 2021-1 Aircraft EETCs are payable semi-annually in January and July each year, with interest payments scheduled to begin in July 2022 and with principal payments scheduled to begin in January 2023. The remaining proceeds of approximately $499 million as of March 31, 2022 were being held in escrow with a depositary for the benefit of the holders of the 2021-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2021-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheets because the proceeds held by the depositary for the benefit of the holders of the 2021-1 Aircraft EETCs are not American’s assets.
Certain information regarding the 2021-1 Aircraft EETC equipment notes, as of March 31, 2022, is set forth in the table below.

2021-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$758 million	$202 million
Remaining escrowed proceeds	$394 million	$105 million
Fixed interest rate per annum	2.875%	3.95%
Maturity date	July 2034	July 2030
Other Financing Activities
During the first quarter of 2022, we repurchased $317 million of unsecured notes on the open market.

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
During the three months ended March 31, 2022 and 2021, we recorded an income tax benefit of $451 million and $323 million, respectively.
7. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2022.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2022
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$472	$472	$—	$—
Corporate obligations	7,727	—	7,727	—
Bank notes/certificates of deposit/time deposits	2,569	—	2,569	—
Repurchase agreements	1,340	—	1,340	—
	12,108	472	11,636	—
Restricted cash and short-term investments (1), (3)	952	619	333	—
Long-term investments (4)	236	236	—	—
Total	$13,296	$1,327	$11,969	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers' compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at John F. Kennedy International Airport.
(4)Long-term investments primarily include our equity investments in China Southern Airlines and Vertical. These investments are reflected in other assets on the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $3.7 billion as of March 31, 2022 and December 31, 2021, which would have been classified as Level 3 in the fair value hierarchy. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.4 billion as of March 31, 2022 and December 31, 2021.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$37,093	$37,134	$37,323	$38,567
8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2022	2021	2022	2021
Service cost	$1	$1	$3	$2
Interest cost	139	131	7	6
Expected return on assets	(285)	(272)	(3)	(3)
Special termination benefits	—	—	—	139
Amortization of:
Prior service cost (benefit)	7	7	(3)	(3)
Unrecognized net loss (gain)	38	53	(6)	(6)
Net periodic benefit cost (income)	$(100)	$(80)	$(2)	$135
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses, the cost for the special termination benefits is included in special items, net and the other components of net periodic benefit cost (income) are included in nonoperating other income, net in the condensed consolidated statements of operations.
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
On March 11, 2021, the American Rescue Plan Act of 2021 (the ARP) was enacted, which included funding relief provisions benefiting single employer qualified retirement benefit pension plans such as those sponsored by us. Based on the ARP provisions applicable to our pension plans, we will have no additional funding requirements until 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2021	$(4,736)	$(2)	$(1,204)		$(5,942)
Other comprehensive income (loss) before reclassifications	—	(3)	1		(2)
Amounts reclassified from AOCI	36	—	(8)	(2)	28
Net current-period other comprehensive income (loss)	36	(3)	(7)		26
Balance at March 31, 2022	$(4,700)	$(5)	$(1,211)		$(5,916)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax benefit on the condensed consolidated statement of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2022	2021
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	Nonoperating other income, net
Actuarial loss	25	37	Nonoperating other income, net
Total reclassifications for the period, net of tax	$28	$40
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
Regional expenses for the three months ended March 31, 2022 and 2021 include $80 million and $81 million of depreciation and amortization, respectively, and $1 million and $2 million of aircraft rent, respectively.
During the three months ended March 31, 2022 and 2021, we recognized $150 million and $127 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The complaint named as defendants US Airways Group, US Airways, Inc., AMR Corporation and American, alleged that the effect of the merger of US Airways Group and AMR Corporation (the Merger) may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in our favor. On March 25, 2022, the U.S. District Court for the Southern District of New York entered judgment affirming the Bankruptcy Court's decision. We believe this lawsuit is without merit and intend to continue to vigorously defend against it, including against any further appeals by plaintiffs.
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice (DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) alleging that American and JetBlue violated U.S. antitrust laws in connection with the previously disclosed Northeast Alliance arrangement (NEA). We believe the complaint is without merit and intend to defend against it vigorously.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating revenues:
Passenger	$7,818	$3,179
Cargo	364	315
Other	714	514
Total operating revenues	8,896	4,008
Operating expenses:
Aircraft fuel and related taxes	2,502	1,034
Salaries, wages and benefits	3,152	2,729
Regional expenses	1,023	624
Maintenance, materials and repairs	617	376
Other rent and landing fees	678	570
Aircraft rent	353	351
Selling expenses	332	151
Depreciation and amortization	492	478
Special items, net	157	(1,708)
Other	1,286	717
Total operating expenses	10,592	5,322
Operating loss	(1,696)	(1,314)
Nonoperating income (expense):
Interest income	11	9
Interest expense, net	(424)	(333)
Other income, net	95	109
Total nonoperating expense, net	(318)	(215)
Loss before income taxes	(2,014)	(1,529)
Income tax benefit	(436)	(314)
Net loss	$(1,578)	$(1,215)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(1,578)	$(1,215)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	28	66
Investments	(2)	—
Total other comprehensive income, net of tax	26	66
Total comprehensive loss	$(1,552)	$(1,149)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$361	$265
Short-term investments	12,093	12,155
Restricted cash and short-term investments	952	990
Accounts receivable, net	1,516	1,484
Receivables from related parties, net	5,954	5,547
Aircraft fuel, spare parts and supplies, net	1,897	1,692
Prepaid expenses and other	748	579
Total current assets	23,521	22,712
Operating property and equipment
Flight equipment	38,022	37,520
Ground property and equipment	9,009	8,966
Equipment purchase deposits	545	517
Total property and equipment, at cost	47,576	47,003
Less accumulated depreciation and amortization	(18,046)	(17,770)
Total property and equipment, net	29,530	29,233
Operating lease right-of-use assets	7,679	7,810
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $795 and $786, respectively	1,970	1,988
Deferred tax asset	3,836	3,408
Other assets	1,764	1,903
Total other assets	11,661	11,390
Total assets	$72,391	$71,145
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$1,945	$1,742
Accounts payable	2,428	1,630
Accrued salaries and wages	1,226	1,385
Air traffic liability	8,346	6,087
Loyalty program liability	3,110	2,896
Operating lease liabilities	1,475	1,496
Other accrued liabilities	2,513	2,628
Total current liabilities	21,043	17,864
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	30,224	30,352
Pension and postretirement benefits	4,880	5,020
Loyalty program liability	6,194	6,239
Operating lease liabilities	6,475	6,578
Other liabilities	1,278	1,266
Total noncurrent liabilities	49,051	49,455
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,175	17,152
Accumulated other comprehensive loss	(6,015)	(6,041)
Retained deficit	(8,863)	(7,285)
Total stockholder's equity	2,297	3,826
Total liabilities and stockholder’s equity	$72,391	$71,145
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$810	$1,428
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(790)	24
Airport construction projects, net of reimbursements	(62)	(42)
Proceeds from sale of property and equipment	8	108
Proceeds from sale-leaseback transactions	—	99
Sales of short-term investments	7,089	1,415
Purchases of short-term investments	(7,022)	(8,545)
Decrease (increase) in restricted short-term investments	36	(194)
Net cash used in investing activities	(741)	(7,135)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	367	9,965
Payments on long-term debt and finance leases	(339)	(4,054)
Deferred financing costs	—	(162)
Net cash provided by financing activities	28	5,749
Net increase in cash and restricted cash	97	42
Cash and restricted cash at beginning of period	400	385
Cash and restricted cash at end of period (1)	$497	$427

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$284	$358
Property and equipment acquired through finance leases	58	22
Supplemental information:
Interest paid, net	502	426

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$361	$270
Restricted cash included in restricted cash and short-term investments	136	157
Total cash and restricted cash	$497	$427
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$—	$17,152	$(6,041)	$(7,285)	$3,826
Net loss	—	—	—	(1,578)	(1,578)
Other comprehensive income, net	—	—	26	—	26
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2022	$—	$17,175	$(6,015)	$(8,863)	$2,297

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2020	$—	$17,050	$(7,194)	$(5,508)	$4,348
Net loss	—	—	—	(1,215)	(1,215)
Other comprehensive income, net	—	—	66	—	66
Share-based compensation expense	—	38	—	—	38
Balance at March 31, 2021	$—	$17,088	$(7,128)	$(6,723)	$3,237
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)
1. Basis of Presentation
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines, Inc. (American) should be read in conjunction with the consolidated financial statements contained in American’s Annual Report on Form 10-K for the year ended December 31, 2021. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread. Ongoing global vaccination efforts and the corresponding lifting of government restrictions in and between many markets resulted in a significant recovery in demand for air travel, with $8.9 billion of total revenue in the first quarter of 2022, a recovery of 84% as compared to the first quarter of 2019. The continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be estimated.
American's capacity (as measured by available seat miles) continues to be reduced compared to pre-COVID-19 pandemic levels, with total capacity in the first quarter of 2022 down 10.7% as compared to the first quarter of 2019. Domestic capacity in the first quarter of 2022 was down 7.5% while international capacity was down 17.4% as compared to the first quarter of 2019.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Fleet impairment (1)	$149	$—
PSP Financial Assistance (2)	—	(1,882)
Severance expenses (3)	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	6
Other operating special items, net	8	—
Mainline operating special items, net	157	(1,708)

PSP Financial Assistance (2)	—	(244)
Fleet impairment (1)	—	27
Regional operating special items, net	—	(217)
Operating special items, net	157	(1,925)

Debt refinancing, extinguishment and other, net	2	26
Mark-to-market adjustments on equity and other investments, net (4)	1	(49)
Nonoperating special items, net	3	(23)

(1)Fleet impairment in the first quarter of 2022 included a non-cash impairment charge to write down the carrying value of American's retired Airbus A330 fleet to the estimated fair value due to current market conditions for certain used aircraft. American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic and these aircraft are classified as long-lived nonoperating assets within other assets on the condensed consolidated balance sheets.
Fleet impairment in the first quarter of 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from the U.S. Department of Treasury pursuant to the payroll support program established under the PSP Extension Law.
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments primarily associated with American's voluntary early retirement programs were approximately $90 million and $170 million for the first quarter of 2022 and 2021, respectively.
(4)Mark-to-market adjustments on equity and other investments, net principally included net unrealized gains and losses associated with American’s equity investment in China Southern Airlines Company Limited (China Southern Airlines) and in the first quarter of 2022, also included American's equity investment in Vertical Aerospace Ltd. (Vertical).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American's reported operating revenues (in millions):

	Three Months Ended March 31,
	2022	2021
Passenger revenue:
Passenger travel	$7,213	$2,893
Loyalty revenue - travel (1)	605	286
Total passenger revenue	7,818	3,179
Cargo	364	315
Other:
Loyalty revenue - marketing services (2)	596	457
Other revenue	118	57
Total other revenue	714	514
Total operating revenues	$8,896	$4,008

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
(2)During the three months ended March 31, 2022 and 2021, cash payments from co-branded credit card and other partners were $1.4 billion and $1.0 billion, respectively.
The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2022	2021
Domestic	$6,060	$2,655
Latin America	1,227	482
Atlantic	466	22
Pacific	65	20
Total passenger revenue	$7,818	$3,179
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

	March 31, 2022	December 31, 2021
	(In millions)
Loyalty program liability	$9,304	$9,135
Air traffic liability	8,346	6,087
Total	$17,650	$15,222

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2021	$9,135
Deferral of revenue	791
Recognition of revenue (1)	(622)
Balance at March 31, 2022 (2)	$9,304

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-brand credit card. As of March 31, 2022, American's current loyalty program liability was $3.1 billion and represents American's current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the COVID-19 pandemic, American will continue to monitor redemption patterns and may adjust its estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2022, $2.6 billion of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2021. In response to the COVID-19 pandemic, American extended the contract duration for certain tickets to September 30, 2022, principally those tickets which were issued in 2020 and 2021. Additionally, tickets to certain international destinations have extended contract duration to December 31, 2022. American also has eliminated change fees for most domestic and international tickets providing more flexibility for customers to change travel plans. Given these changes and the uncertainty surrounding the future demand for air travel, American's estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as its estimates of refunds may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2022	December 31, 2021
Secured
2013 Term Loan Facility, variable interest rate of 2.20%, installments through 2025	$1,770	$1,770
2014 Term Loan Facility, variable interest rate of 2.20%, installments through 2027	1,196	1,208
December 2016 Term Loan Facility, variable interest rate of 2.84%, installments through 2023	1,188	1,188
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026 (1)	3,500	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 5.50%, installments beginning in July 2023 through April 2028 (1)	3,500	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.81%, maturing from 2022 to 2034	9,564	9,357
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.42% to 4.64%, averaging 2.12%, maturing from 2022 to 2032	3,306	3,433
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,129	1,129
Total long-term debt	31,853	31,785
Less: Total unamortized debt discount, premium and issuance costs	412	428
Less: Current maturities	1,777	1,568
Long-term debt, net of current maturities	$29,664	$29,789

(1)Collectively referred to as the AAdvantage Financing.
As of March 31, 2022, the maximum availability under American's revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Short-term Revolving and Other Facilities	220
Total	$3,063
American has an undrawn $150 million short-term revolving credit facility, which was set to expire at the beginning of January 2022 but which has been extended through the beginning of January 2023. American also currently has approximately $70 million of available borrowing base under a cargo receivables facility that was entered into in December 2020 and is set to expire in December 2022. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2022 Financing Activities
2021-1 Aircraft EETCs
In November 2021, American created two pass-through trusts which issued approximately $960 million aggregate face amount of Series 2021-1 Class A and Class B EETCs (the 2021-1 Aircraft EETCs) in connection with the financing of 26 aircraft previously delivered or to be delivered to American through September 2022 (the 2021-1 Aircraft). In 2021, approximately $94 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of five aircraft under the 2021-1 Aircraft EETCs, all of which was used to repay existing indebtedness. During the first quarter of 2022, approximately $367 million of proceeds had been used to purchase equipment notes issued by American in connection with the financing of nine aircraft under the 2021-1 Aircraft EETCs. Interest and principal payments on equipment notes issued in connection with the 2021-1 Aircraft EETCs are payable semi-annually in January and July each year, with interest payments scheduled to begin in July 2022 and with principal payments scheduled to begin in January 2023. The remaining proceeds of approximately $499 million as of March 31, 2022 were being held in escrow with a depositary for the benefit of the holders of the 2021-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2021-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheets because the proceeds held by the depositary for the benefit of the holders of the 2021-1 Aircraft EETCs are not American’s assets.
Certain information regarding the 2021-1 Aircraft EETC equipment notes, as of March 31, 2022, is set forth in the table below.

2021-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$758 million	$202 million
Remaining escrowed proceeds	$394 million	$105 million
Fixed interest rate per annum	2.875%	3.95%
Maturity date	July 2034	July 2030
5. Income Taxes
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
American's ability to use its NOLs and other carryforwards depends on the amount of taxable income generated in future periods. American provides a valuation allowance for its deferred tax assets, which include the NOLs, when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s assessment of future profitability, including conditions which are beyond its control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. American presently has a $24 million valuation allowance on certain net deferred tax assets related to state NOL carryforwards. There can be no assurance that an additional valuation allowance on American's net deferred tax assets will not be required. Such valuation allowance could be material.
During the three months ended March 31, 2022 and 2021, American recorded an income tax benefit of $436 million and $314 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

6. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2022.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2022
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$458	$458	$—	$—
Corporate obligations	7,727	—	7,727	—
Bank notes/certificates of deposit/time deposits	2,568	—	2,568	—
Repurchase agreements	1,340	—	1,340	—
	12,093	458	11,635	—
Restricted cash and short-term investments (1), (3)	952	619	333	—
Long-term investments (4)	236	236	—	—
Total	$13,281	$1,313	$11,968	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers' compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at John F. Kennedy International Airport.
(4)Long-term investments primarily include American's equity investments in China Southern Airlines and Vertical. These investments are reflected in other assets on the condensed consolidated balance sheets.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$31,441	$31,837	$31,357	$32,999

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2022	2021	2022	2021
Service cost	$1	$1	$3	$2
Interest cost	138	130	7	6
Expected return on assets	(283)	(270)	(3)	(3)
Special termination benefits	—	—	—	139
Amortization of:
Prior service cost (benefit)	7	7	(3)	(3)
Unrecognized net loss (gain)	38	52	(6)	(6)
Net periodic benefit cost (income)	$(99)	$(80)	$(2)	$135
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses, the cost for the special termination benefits is included in special items, net and the other components of net periodic benefit cost (income) are included in nonoperating other income, net in the condensed consolidated statements of operations.
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
On March 11, 2021, the American Rescue Plan Act of 2021 (the ARP) was enacted, which included funding relief provisions benefiting single employer qualified retirement benefit pension plans such as those sponsored by American. Based on the ARP provisions applicable to its pension plans, American will have no additional funding requirements until 2023.
8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2021	$(4,724)	$(2)	$(1,315)		$(6,041)
Other comprehensive income (loss) before reclassifications	—	(3)	1		(2)
Amounts reclassified from AOCI	36	—	(8)	(2)	28
Net current-period other comprehensive income (loss)	36	(3)	(7)		26
Balance at March 31, 2022	$(4,688)	$(5)	$(1,322)		$(6,015)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax benefit on the condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2022	2021
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	Nonoperating other income, net
Actuarial loss	25	36	Nonoperating other income, net
Total reclassifications for the period, net of tax	$28	$39
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
Regional expenses for the three months ended March 31, 2022 and 2021 include $66 million and $68 million of depreciation and amortization, respectively, and $1 million and $2 million of aircraft rent, respectively.
During the three months ended March 31, 2022 and 2021, American recognized $150 million and $127 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	March 31, 2022	December 31, 2021
AAG (1)	$8,073	$7,613
AAG’s wholly-owned subsidiaries (2)	(2,119)	(2,066)
Total	$5,954	$5,547

(1)The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG's repurchase of unsecured notes on the open market.
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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The complaint named as defendants US Airways Group, US Airways, Inc., AMR Corporation and American, alleged that the effect of the merger of US Airways Group and AMR Corporation (the Merger) may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in American’s favor. On March 25, 2022, the U.S. District Court for the Southern District of New York entered judgment affirming the Bankruptcy Court's decision. American believes this lawsuit is without merit and intends to continue to vigorously defend against it, including against any further appeals by plaintiffs.
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice (DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) alleging that American and JetBlue violated U.S. antitrust laws in connection with the previously disclosed Northeast Alliance arrangement (NEA). American believes this complaint is without merit and intends to defend against it vigorously.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of AAG and American, but rather updates disclosures made in the 2021 Form 10-K.
Financial Overview
Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread. Ongoing global vaccination efforts and the corresponding lifting of government restrictions in and between many markets resulted in a significant recovery in demand for air travel, with $8.9 billion of total revenue in the first quarter of 2022, a recovery of 84% as compared to the first quarter of 2019. The continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be estimated.
Our capacity (as measured by available seat miles) continues to be reduced compared to pre-COVID-19 pandemic levels, with total capacity in the first quarter of 2022 down 10.7% as compared to the first quarter of 2019. Domestic capacity in the first quarter of 2022 was down 7.5% while international capacity was down 17.4% as compared to the first quarter of 2019.
While demand for domestic and short-haul international markets has largely recovered to 2019 levels, uncertainty remains regarding the timing of a full recovery. We will continue to match our forward capacity with observed booking trends for future travel and make further adjustments to our capacity as needed.
Liquidity
As of March 31, 2022, we had $15.5 billion in total available liquidity, consisting of $12.5 billion in unrestricted cash and short-term investments, $2.8 billion in undrawn capacity under revolving credit facilities and a total of $220 million in undrawn short-term revolving and other facilities.
During the first three months of 2022, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information):
•received approximately $367 million in proceeds from enhanced equipment trust certificates (EETCs); and
•repurchased $317 million of unsecured notes on the open market.
A significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities and/or contain covenants requiring us to meet certain loan to value, collateral coverage and/or peak debt service coverage ratios.
Given our current assumptions about the future impact of the COVID-19 pandemic on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity (including via proceeds from financings) and projected cash flows from operations.

AAG’s First Quarter 2022 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease) (2)
	2022	2021
	(In millions, except percentage changes)
Passenger revenue	$7,818	$3,179	$4,639	nm (3)
Cargo revenue	364	315	49	15.4
Other operating revenue	717	514	203	39.6
Total operating revenues	8,899	4,008	4,891	nm
Aircraft fuel and related taxes	2,502	1,034	1,468	nm
Salaries, wages and benefits	3,154	2,730	424	15.5
Total operating expenses	10,622	5,323	5,299	99.6
Operating loss	(1,723)	(1,315)	408	31.0
Pre-tax loss	(2,086)	(1,573)	513	32.6
Income tax benefit	(451)	(323)	128	39.6
Net loss	(1,635)	(1,250)	385	30.8

Pre-tax loss – GAAP	$(2,086)	$(1,573)	$513	32.6
Adjusted for: pre-tax net special items (1)	160	(1,946)	(2,106)	nm
Pre-tax loss excluding net special items	$(1,926)	$(3,519)	$(1,593)	(45.3)

(1)See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Fluctuations may not be meaningful due to the volatility caused by the COVID-19 pandemic.
(3)Not meaningful or greater than 100% change.
Pre-Tax Loss and Net Loss
Pre-tax loss and net loss were $2.1 billion and $1.6 billion, respectively, in the first quarter of 2022. This compares to first quarter 2021 pre-tax loss and net loss of $1.6 billion and $1.3 billion, respectively. The quarter-over-quarter increase in our pre-tax loss on a GAAP basis was driven by higher aircraft fuel and related taxes and other operating expenses, primarily as a result of a 64.7% increase in the average price per gallon of aircraft fuel and a 57.6% increase in capacity as compared to the first quarter of 2021. The first quarter of 2021 also includes the recognition of $1.9 billion of net special credits principally related to PSP Financial Assistance. These increases in operating expenses were offset in part by higher revenues driven by a significant recovery in domestic and short-haul international demand. See Note 2 to AAG's Condensed Consolidated Financial Statement in Part I, Item 1A for further information on net special items.
Excluding the effects of pre-tax net special items, pre-tax loss was $1.9 billion and $3.5 billion in the first quarter of 2022 and 2021, respectively. The quarter-over-quarter improvement in our pre-tax loss excluding pre-tax net special items was primarily due to higher revenues driven by a significant recovery in domestic and short-haul international demand, offset in part by an increase in our aircraft fuel and related taxes and other operating expenses primarily as a result of a 64.7% increase in the average price per gallon of aircraft fuel and a 57.6% increase in capacity as compared to the first quarter of 2021.

Revenue
In the first quarter of 2022, we reported total operating revenues of $8.9 billion, an increase of $4.9 billion as compared to the first quarter of 2021. Passenger revenue was $7.8 billion in the first quarter of 2022, an increase of $4.6 billion as compared to the first quarter of 2021. The increase in passenger revenue in the first quarter of 2022 was due to a 97.2% increase in revenue passenger miles (RPMs) driven by a significant recovery in domestic and short-haul international demand, resulting in a 74.4% load factor in the first quarter of 2022.
In the first quarter of 2022, cargo revenue was $364 million, an increase of $49 million, or 15.4%, as compared to the first quarter of 2021. The increase in cargo revenue was primarily due to a 14.6% increase in cargo yield as a result of higher rates.
Other operating revenue increased $203 million, or 39.6%, as compared to the first quarter of 2021, driven primarily by higher revenue associated with our loyalty program. During the three months ended March 31, 2022 and 2021, cash payments from co-branded credit card and other partners were $1.4 billion and $1.0 billion, respectively.
Our total revenue per available seat mile (TRASM) was 14.95 cents in the first quarter of 2022, a 40.8% increase as compared to 10.61 cents in the first quarter of 2021.
Fuel
Aircraft fuel expense was $2.5 billion in the first quarter of 2022, which was $1.5 billion higher as compared to the first quarter of 2021. This increase was primarily driven by a 64.7% increase in the average price per gallon of aircraft fuel including related taxes to $2.80 in the first quarter of 2022 from $1.70 in the first quarter of 2021 and a 47.0% increase in gallons of fuel consumed principally due to increased capacity.
As of March 31, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. In particular, the onset of the COVID-19 pandemic resulted in a very rapid deterioration in general economic conditions.
Our 2022 first quarter total operating cost per available seat mile (CASM) was 17.84 cents, an increase of 26.6%, from 14.09 cents in the first quarter of 2021. This increase in CASM was primarily driven by higher aircraft fuel and related taxes and other operating expenses as described above. In addition, the 2021 first quarter CASM includes the recognition of $1.9 billion of net special credits principally related to PSP Financial Assistance.
Our 2022 first quarter CASM excluding net special items and fuel was 13.38 cents, a decrease of 18.7%, from 16.45 cents in the first quarter of 2021. This decrease in CASM excluding net special items and fuel was primarily driven by higher capacity due to increased passenger demand as described above.
For a reconciliation of CASM to CASM excluding net special items and fuel, see below “Reconciliation of GAAP to Non-GAAP Financial Measures.”

Reconciliation of GAAP to Non-GAAP Financial Measures
We sometimes use financial measures that are derived from the condensed consolidated financial statements but that are not presented in accordance with accounting principles generally accepted in the U.S. (GAAP) to understand and evaluate our current operating performance and to allow for period-to-period comparisons. We believe these non-GAAP financial measures may also provide useful information to investors and others. These non-GAAP measures may not be comparable to similarly titled non-GAAP measures of other companies, and should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flow or liquidity prepared in accordance with GAAP. We are providing a reconciliation of reported non-GAAP financial measures to their comparable financial measures on a GAAP basis.
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

	Three Months Ended March 31,
	2022	2021
	(In millions)
Reconciliation of Pre-Tax Loss Excluding Net Special Items:
Pre-tax loss – GAAP	$(2,086)	$(1,573)
Pre-tax net special items (1):
Operating special items, net	157	(1,923)
Nonoperating special items, net	3	(23)
Total pre-tax net special items	160	(1,946)
Pre-tax loss excluding net special items	$(1,926)	$(3,519)

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

	Three Months Ended March 31,
	2022	2021
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$10,622	$5,323
Operating net special items (1):
Mainline operating special items, net	(157)	1,708
Regional operating special items, net	—	215
Aircraft fuel and related taxes	(2,502)	(1,034)
Total operating expenses, excluding net special items and fuel	$7,963	$6,212

Total Available Seat Miles (ASM)	59,533	37,764
(In cents)
CASM	17.84	14.09
Operating net special items per ASM (1):
Mainline operating special items, net	(0.26)	4.52
Regional operating special items, net	—	0.57
Aircraft fuel and related taxes per ASM	(4.20)	(2.74)
CASM, excluding net special items and fuel	13.38	16.45

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three months ended March 31, 2022 and 2021. Amounts may not recalculate due to rounding.

	Three Months Ended March 31,		Increase
	2022	2021
Revenue passenger miles (millions) (a)	44,290	22,464	97.2%
Available seat miles (millions) (b)	59,533	37,764	57.6%
Passenger load factor (percent) (c)	74.4	59.5	14.9pts
Yield (cents) (d)	17.65	14.15	24.7%
Passenger revenue per available seat mile (cents) (e)	13.13	8.42	56.0%
Total revenue per available seat mile (cents) (f)	14.95	10.61	40.8%
Fuel consumption (gallons in millions)	894	608	47.0%
Average aircraft fuel price including related taxes (dollars per gallon)	2.80	1.70	64.7%
Total operating cost per available seat mile (cents) (g)	17.84	14.09	26.6%
Aircraft at end of period (h)	1,453	1,399	3.9%
Full-time equivalent employees at end of period	127,000	113,200	12.2%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes 29 mainline aircraft and 12 regional aircraft that are in temporary storage at March 31, 2022 as follows: 29 Boeing 737-800, 11 Embraer 145 and one Embraer 170.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Operating Revenues

	Three Months Ended March 31,		Increase	Percent Increase
	2022	2021
	(In millions, except percentage changes)
Passenger	$7,818	$3,179	$4,639	nm
Cargo	364	315	49	15.4
Other	717	514	203	39.6
Total operating revenues	$8,899	$4,008	$4,891	nm
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Increase vs. Three Months Ended March 31, 2021
	Three Months Ended March 31, 2022	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$7,818	97.2%	57.6%	14.9pts	24.7%	56.0%
Passenger revenue increased $4.6 billion in the first quarter of 2022 from the first quarter of 2021 primarily due to a 97.2% increase in RPMs driven by a significant recovery in domestic and short-haul international demand, resulting in a 74.4% load factor in the first quarter of 2022.
Cargo revenue increased $49 million, or 15.4%, in the first quarter of 2022 from the first quarter of 2021 primarily due to a 14.6% increase in cargo yield as a result of higher rates.
Other operating revenue increased $203 million, or 39.6%, as compared to the first quarter of 2021, driven primarily by higher revenue associated with our loyalty program.
Total operating revenues in the first quarter of 2022 increased $4.9 billion from the first quarter of 2021 driven principally by the increase in passenger revenue as described above. Our TRASM increased 40.8% to 14.95 cents in the first quarter of 2022 from 10.61 cents in the first quarter of 2021.
Operating Expenses

	Three Months Ended March 31,		Increase	Percent Increase
	2022	2021
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,502	$1,034	$1,468	nm
Salaries, wages and benefits	3,154	2,730	424	15.5
Regional expenses	1,052	625	427	68.3
Maintenance, materials and repairs	617	376	241	64.0
Other rent and landing fees	678	570	108	18.9
Aircraft rent	353	351	2	0.7
Selling expenses	332	151	181	nm
Depreciation and amortization	492	478	14	2.8
Mainline operating special items, net	157	(1,708)	1,865	nm
Other	1,285	716	569	79.5
Total operating expenses	$10,622	$5,323	$5,299	99.6
Total operating expenses increased $5.3 billion, or 99.6%, in the first quarter of 2022 from the first quarter of 2021 driven by higher aircraft fuel and related taxes and other expenses, primarily as a result of an increase in the average price per gallon of aircraft fuel and increased capacity, as well as an increase in net operating special items principally related to the PSP Financial Assistance recognized as a net special credit in the first quarter of 2021. See further discussion of operating special items, net below.
Aircraft fuel and related taxes increased $1.5 billion in the first quarter of 2022 from the first quarter of 2021 primarily due to a 64.7% increase in the average price per gallon of aircraft fuel including related taxes to $2.80 in the first quarter of 2022 from $1.70 in the first quarter of 2021 and a 47.0% increase in gallons of fuel consumed principally due to increased capacity.
Salaries, wages and benefits increased $424 million, or 15.5%, in the first quarter of 2022 from the first quarter of 2021 primarily due to a 12.2% increase in full-time equivalent employees from the first quarter of 2021.
Maintenance, materials and repairs increased $241 million, or 64.0%, in the first quarter of 2022 from the first quarter of 2021 primarily due to increased capacity and an increase in the volume of engine overhauls performed under time and material contracts where expense is incurred and recognized as maintenance is performed.
Selling expenses increased $181 million in the first quarter of 2022 from the first quarter of 2021 due to higher credit card fees, commission expense and booking fees driven by the overall increase in revenues.
Other operating expenses increased $569 million, or 79.5%, in the first quarter of 2022 from the first quarter of 2021 primarily as a result of increased capacity and expenses associated with improving our product offerings, customer experience and operational reliability.
Operating Special Items, Net

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fleet impairment (1)	$149	$—
PSP Financial Assistance (2)	—	(1,882)
Severance expenses (3)	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	6
Other operating special items, net	8	—
Mainline operating special items, net	157	(1,708)

PSP Financial Assistance (2)	—	(244)
Fleet impairment (1)	—	27
Severance expenses (3)	—	2
Regional operating special items, net	—	(215)
Operating special items, net	$157	$(1,923)

(1)Fleet impairment in the first quarter of 2022 included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to current market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Fleet impairment in the first quarter of 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from the U.S. Department of Treasury pursuant to the payroll support program established under the PSP Extension Law.
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments primarily associated with our voluntary early retirement programs were approximately $90 million and $170 million for the first quarter of 2022 and 2021, respectively.

Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Interest income	$8	$4	$4	nm
Interest expense, net	(463)	(371)	(92)	25.1
Other income, net	92	109	(17)	(14.5)
Total nonoperating expense, net	$(363)	$(258)	$(105)	40.5
Interest expense, net increased in the first quarter of 2022 compared to the first quarter of 2021 primarily due to the impact of the AAdvantage Financing issued at the end of the first quarter of 2021, which improved our liquidity position in response to the COVID-19 pandemic.
In the first quarter of 2022, other nonoperating income, net primarily included $106 million of non-service related pension and other postretirement benefit plan income.
In the first quarter of 2021, other nonoperating income, net included $87 million of non-service related pension and other postretirement benefit plan income and $23 million of net special credits principally for mark-to-market net unrealized gains associated with our equity investment in China Southern Airlines and other instruments, offset in part by non-cash charges associated with debt refinancings and extinguishments.
Income Taxes
In the first quarter of 2022, we recorded an income tax benefit of $451 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

American’s Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Operating Revenues

	Three Months Ended March 31,		Increase	Percent Increase
	2022	2021
	(In millions, except percentage changes)
Passenger	$7,818	$3,179	$4,639	nm
Cargo	364	315	49	15.4
Other	714	514	200	39.1
Total operating revenues	$8,896	$4,008	$4,888	nm
Passenger revenue increased $4.6 billion in the first quarter of 2022 from the first quarter of 2021 primarily due to an increase in RPMs driven by a significant recovery in domestic and short-haul international demand, resulting in an increased load factor in the first quarter of 2022.
Cargo revenue increased $49 million, or 15.4%, in the first quarter of 2022 from the first quarter of 2021 primarily due to an increase in cargo yield as a result of higher rates.
Other operating revenue increased $200 million, or 39.1%, as compared to the first quarter of 2021, driven primarily by higher revenue associated with American's loyalty program.
Total operating revenues in the first quarter of 2022 increased $4.9 billion from the first quarter of 2021 driven principally by the increase in passenger revenue as described above.
Operating Expenses

	Three Months Ended March 31,		Increase	Percent Increase
	2022	2021
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,502	$1,034	$1,468	nm
Salaries, wages and benefits	3,152	2,729	423	15.5
Regional expenses	1,023	624	399	63.8
Maintenance, materials and repairs	617	376	241	64.0
Other rent and landing fees	678	570	108	18.9
Aircraft rent	353	351	2	0.7
Selling expenses	332	151	181	nm
Depreciation and amortization	492	478	14	2.8
Mainline operating special items, net	157	(1,708)	1,865	nm
Other	1,286	717	569	79.3
Total operating expenses	$10,592	$5,322	$5,270	99.0
Total operating expenses increased $5.3 billion, or 99.0%, in the first quarter of 2022 from the first quarter of 2021 driven by higher aircraft fuel and related taxes and other expenses, primarily as a result of an increase in the average price per gallon of aircraft fuel and increased capacity, as well as an increase in net operating special items principally related to the PSP Financial Assistance recognized as a net special credit in the first quarter of 2021. See further discussion of operating special items, net below.
Aircraft fuel and related taxes increased $1.5 billion in the first quarter of 2022 from the first quarter of 2021 primarily due to a 64.7% increase in the average price per gallon of aircraft fuel including related taxes to $2.80 in the first quarter of 2022 from $1.70 in the first quarter of 2021 and a 47.0% increase in gallons of fuel consumed principally due to increased capacity.

Salaries, wages and benefits increased $423 million, or 15.5%, in the first quarter of 2022 from the first quarter of 2021 primarily due to an increase in full-time equivalent employees from the first quarter of 2021.
Maintenance, materials and repairs increased $241 million, or 64.0%, in the first quarter of 2022 from the first quarter of 2021 primarily due to increased capacity and an increase in the volume of engine overhauls performed under time and material contracts where expense is incurred and recognized as maintenance is performed.
Selling expenses increased $181 million in the first quarter of 2022 from the first quarter of 2021 due to higher credit card fees, commission expense and booking fees driven by the overall increase in revenues.
Other operating expenses increased $569 million, or 79.3%, in the first quarter of 2022 from the first quarter of 2021 primarily as a result of increased capacity and expenses associated with improving our product offerings, customer experience and operational reliability.
Operating Special Items, Net

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fleet impairment (1)	$149	$—
PSP Financial Assistance (2)	—	(1,882)
Severance expenses (3)	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	6
Other operating special items, net	8	—
Mainline operating special items, net	157	(1,708)

PSP Financial Assistance (2)	—	(244)
Fleet impairment (1)	—	27
Regional operating special items, net	—	(217)
Operating special items, net	$157	$(1,925)

(1)Fleet impairment in the first quarter of 2022 included a non-cash impairment charge to write down the carrying value of American's retired Airbus A330 fleet to the estimated fair value due to current market conditions for certain used aircraft. American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Fleet impairment in the first quarter of 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.

(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from the U.S. Department of Treasury pursuant to the payroll support program established under the PSP Extension Law.
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments primarily associated with American's voluntary early retirement programs were approximately $90 million and $170 million for the first quarter of 2022 and 2021, respectively.

Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Interest income	$11	$9	$2	20.0
Interest expense, net	(424)	(333)	(91)	27.1
Other income, net	95	109	(14)	(13.0)
Total nonoperating expense, net	$(318)	$(215)	$(103)	47.7
Interest expense, net increased in the first quarter of 2022 compared to the first quarter of 2021 primarily due to the impact of the AAdvantage Financing issued at the end of the first quarter of 2021, which improved American's liquidity position in response to the COVID-19 pandemic.
In the first quarter of 2022, other nonoperating income, net primarily included $105 million of non-service related pension and other postretirement benefit plan income.
In the first quarter of 2021, other nonoperating income, net included $87 million of non-service related pension and other postretirement benefit plan income and $23 million of net special credits principally for mark-to-market net unrealized gains associated with American's equity investment in China Southern Airlines and other instruments, offset in part by non-cash charges associated with debt refinancings and extinguishments.
Income Taxes
American is a member of AAG's consolidated federal and certain state income tax returns.
In the first quarter of 2022, American recorded an income tax benefit of $436 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At March 31, 2022, AAG had $15.5 billion in total available liquidity and $952 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Cash	$376	$273	$361	$265
Short-term investments	12,108	12,158	12,093	12,155
Undrawn facilities	3,063	3,411	3,063	3,411
Total available liquidity	$15,547	$15,842	$15,517	$15,831
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

In the ordinary course of our business, we or our affiliates may, at any time and from time to time, seek to prepay, retire or repurchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, prepayments, retirements or exchanges, if any, will be conducted on such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For further information regarding our debt repurchases during the first quarter of 2022, see Note 5 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A.
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
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $1.2 billion and $174 million for the first quarter of 2022 and 2021, respectively, a $1.0 billion quarter-over-quarter increase. In the first quarter of 2021, we received cash proceeds of approximately $2.1 billion associated with PSP Financial Assistance. Excluding the PSP Financial Assistance, our operating cash flows increased $3.1 billion compared to the first quarter of 2021 primarily due to higher profitability as well as working capital increases, principally in our air traffic liability as passenger demand for travel returned. In addition, during the first quarter of 2022, we had approximately $90 million in cash payments associated with our voluntary early retirement programs. Excluding the enhanced healthcare benefits provided to eligible team members, we estimate cash payments under these programs to be approximately $90 million in the remainder of 2022 and approximately $20 million in 2023 and beyond.
Investing Activities
Our net cash used in investing activities was $771 million and $7.2 billion for the first quarter of 2022 and 2021, respectively.
Our principal investing activities in the first quarter of 2022 included $807 million of capital expenditures, which principally related to the purchase of nine Airbus A321neo aircraft. Additionally, we incurred $62 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at John F. Kennedy International Airport (JFK) and the modernization of Terminals 4 and 5 at Los Angeles International Airport (LAX). These cash outflows were offset in part by $54 million in net sales of short-term investments as well as a $36 million decrease in restricted short-term investments primarily related to money market funds to be used to finance the renovation and expansion of Terminal 8 at JFK.
Our principal investing activities in the first quarter of 2021 included $7.1 billion in net purchases of short-term investments as well as a $194 million increase in restricted short-term investments primarily related to collateral for the AAdvantage Financing. These cash outflows were offset in part by $108 million of proceeds from the sale of property and equipment and $99 million of proceeds primarily from aircraft sale-leaseback transactions. Additionally, aircraft purchase deposit returns exceeded our capital expenditures for the first quarter of 2021, which expenditures were principally related to the harmonization of interior configurations across our mainline fleet and the purchase of one Airbus A321neo aircraft.

Financing Activities
Our net cash used in financing activities was $310 million for the first quarter of 2022 as compared to net cash provided by financing activities of $7.0 billion for the first quarter of 2021.
Our principal financing activities in the first quarter of 2022 included $661 million in debt repayments, including $344 million in scheduled debt repayments and the repurchase of $317 million of unsecured notes on the open market. These cash outflows were offset in part by $367 million of long-term debt proceeds from the issuance of equipment notes related to the 2021-1 Aircraft EETCs.
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
American
Operating Activities
American’s net cash provided by operating activities was $810 million and $1.4 billion for the first quarter of 2022 and 2021, respectively, a $618 million quarter-over-quarter decrease. American had a $1.6 billion net decrease in intercompany cash receipts principally from AAG's financing transactions. Additionally, in the first quarter of 2021, American received cash proceeds of approximately $1.9 billion associated with PSP Financial Assistance. Excluding the PSP Financial Assistance and decrease in AAG's financing transactions, American's operating cash flows increased $2.9 billion compared to the first quarter of 2021 primarily due to higher profitability as well as working capital increases principally in American's air traffic liability as passenger demand for travel returned. Also, during the first quarter of 2022, American had approximately $90 million in cash payments associated with its voluntary early retirement programs. Excluding the enhanced healthcare benefits provided to eligible team members, American estimates cash payments under these programs to be approximately $90 million in the remainder of 2022 and approximately $20 million in 2023 and beyond.
Investing Activities
American’s net cash used in investing activities was $741 million and $7.1 billion for the first quarter of 2022 and 2021, respectively.
American’s principal investing activities in the first quarter of 2022 included $790 million of capital expenditures, which principally related to the purchase of nine Airbus A321neo aircraft. Additionally, American incurred $62 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at JFK and the modernization of Terminals 4 and 5 at LAX. These cash outflows were offset in part by $67 million in net sales of short-term investments as well as a $36 million decrease in restricted short-term investments primarily related to money market funds to be used to finance the renovation and expansion of Terminal 8 at JFK.
American’s principal investing activities in the first quarter of 2021 included $7.1 billion in net purchases of short-term investments as well as a $194 million increase in restricted short-term investments primarily related to collateral for the AAdvantage Financing. These cash outflows were offset in part by $108 million of proceeds from the sale of property and equipment and $99 million of proceeds primarily from aircraft sale-leaseback transactions. Additionally, aircraft purchase deposit returns exceeded American's capital expenditures for the first quarter of 2021, which expenditures were principally related to the harmonization of interior configurations across its mainline fleet and the purchase of one Airbus A321neo aircraft.
Financing Activities
American’s net cash provided by financing activities was $28 million and $5.7 billion for the first quarter of 2022 and 2021, respectively.

American’s principal financing activities in the first quarter of 2022 included $367 million of long-term debt proceeds from the issuance of equipment notes related to the 2021-1 Aircraft EETCs offset in part by $339 million in scheduled debt repayments.
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
Commitments
Significant Indebtedness
As of March 31, 2022, AAG had $37.5 billion in long-term debt, including current maturities of $2.2 billion. As of March 31, 2022, American had $31.9 billion in long-term debt, including current maturities of $1.8 billion. All material changes in our significant indebtedness since our 2021 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of March 31, 2022, we had definitive purchase agreements for the acquisition of the following aircraft (1):

	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter	Total
Airbus
A320neo Family	17	5	18	22	5	—	67
Boeing
737 MAX Family (2)	—	27	21	20	20	—	88
787 Family	7	6	12	9	4	5	43
Embraer
175	3	—	—	—	—	—	3
Total	27	38	51	51	29	5	201

(1)Delivery schedule represents our best estimate as of the date of this report. Actual delivery dates are subject to change, which could be material, based on various potential factors including production delays by the manufacturer and regulatory concerns, such as those that have recently prevented The Boeing Company (Boeing) from timely delivering 787 Family aircraft.
(2)The table above and the "Contractual Obligations" table below assume our exercise of seven purchase options for 737 MAX Family aircraft that we previously announced our intention to exercise over the course of 2022.
We also have agreements for 32 spare engines to be delivered in 2022 and beyond.
We currently have financing commitments in place for all aircraft on order and scheduled to be delivered in 2022 except for five Airbus A320neo Family aircraft and three Embraer 175 aircraft. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions, including in some cases, on our acquisition of the aircraft by a certain date and (2) the performance by the counterparty providing such financing commitments of its obligations thereunder. We do not have financing commitments in place for any of the aircraft scheduled to be delivered in 2023 and beyond, except for six Boeing 787 Family aircraft scheduled to be delivered in 2023 and five Boeing 787 Family aircraft scheduled to be delivered in 2024.

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
There have been no material changes in our off-balance sheet arrangements as discussed in our 2021 Form 10-K.
Contractual Obligations
The following table provides details of our material cash requirements from known contractual obligations as of March 31, 2022 (in millions). Except to the extent set forth in the applicable accompanying footnotes, the table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$1,339	$4,189	$3,489	$7,772	$4,434	$10,630	$31,853
Interest obligations (b), (c)	1,117	1,775	1,511	1,251	652	821	7,127
Finance lease obligations	169	186	181	118	92	105	851
Aircraft and engine purchase commitments (d)	1,282	2,056	3,310	3,559	1,677	700	12,584
Operating lease commitments	1,464	1,947	1,632	1,275	995	4,939	12,252
Regional capacity purchase agreements (e)	1,165	1,823	1,864	1,718	1,104	2,253	9,927
Minimum pension obligations (f)	—	31	23	—	—	—	54
Retiree medical and other postretirement benefits	71	89	84	81	78	312	715
Other purchase obligations (g)	3,898	2,263	1,845	548	639	937	10,130
Total American Contractual Obligations	10,505	14,359	13,939	16,322	9,671	20,697	85,493

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	433	—	—	1,500	—	3,746	5,679
Interest obligations (b)	72	121	121	137	127	598	1,176
Finance lease obligations	8	10	10	—	—	—	28
Operating lease commitments	14	17	13	10	8	34	96
Minimum pension obligations (f)	—	1	—	—	—	1	2
Total AAG Contractual Obligations	$11,032	$14,508	$14,083	$17,969	$9,806	$25,076	$92,474

(a)Amounts represent contractual amounts due. Excludes $412 million and $27 million of unamortized debt discount, premium and issuance costs as of March 31, 2022 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at March 31, 2022.
(c)Includes $9.6 billion of future principal payments and $1.5 billion of future interest payments as of March 31, 2022, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(d)See "Aircraft and Engine Purchase Commitments" in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about the firm commitment aircraft delivery schedule, in particular the footnotes to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate; however, the actual delivery schedule may differ from the table above, potentially materially. Additionally, the amounts in the table exclude seven and six Boeing 787-8 aircraft to be delivered in 2022 and 2023, respectively, as well as five Boeing 787-9 aircraft to be delivered in 2024, in each case, for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.
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
(f)Represents minimum pension contributions based on actuarially determined estimates as of December 31, 2021 and is based on estimated payments through 2031.
(g)Includes purchase commitments for aircraft fuel, flight equipment maintenance, construction projects and information technology support.
Capital Raising Activity and Other Possible Actions
In light of our significant cash needs, in particular during periods in which we incur operating losses (such as during the COVID-19 pandemic), as well as our significant financial commitments related to, among other things, the servicing and amortization of existing debt and equipment leasing arrangements and new flight equipment, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising and liability management activity, which may include the entry into leasing transactions and future issuances of, and transactions designed to manage the timing and amount of, secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations (if any) and these sources, however, may not be sufficient to cover our cash obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks (in particular the ongoing impact of the COVID-19 pandemic), natural disasters or other causes could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance or similar liquidity requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements. See Note 5 and Note 4 to AAG's and American's Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
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
Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2021 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG's and American’s Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2021 Form 10-K except as updated below.
Aircraft Fuel
As of March 31, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2022 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2022 annual fuel expense by approximately $40 million.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our March 31, 2022 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $110 million and annual interest income on short-term investments would increase by approximately $125 million.
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of the London interbank offered rate (LIBOR) after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month, and 12-month) was subsequently extended by the ICE Benchmark Administration (the administrator of LIBOR) until June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the secured overnight financing rate (SOFR) as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of March 31, 2022, we had $10.8 billion of borrowings linked to LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of March 31, 2022 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
For the quarter ended March 31, 2022, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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
The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our business, operations and financial condition to an unprecedented extent. Measures such as travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, cancellation of public events and many others resulted in a precipitous decline in demand for both domestic and international business and leisure travel which has yet to fully recover. In response to this material deterioration in demand, we took a number of aggressive actions to ameliorate our business, operations and financial condition. We focused on reducing our capacity, making structural changes to our fleet, reducing costs including implementing voluntary leave and early retirement programs, preserving cash and improving our overall liquidity position. We reduced our system-wide capacity and, while we have increased capacity to match a subsequent recovery in demand for air travel, we will continue to monitor conditions and to proactively evaluate and adjust our schedule to match demand. Additionally, we retired certain mainline aircraft earlier than planned, including all of our Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 aircraft as well as certain regional aircraft, including all of our Embraer 140 and Bombardier CRJ200 aircraft, which we expect will allow us to be more efficient by reducing the number of sub-fleets we operate, and we have also placed a number of Boeing 737-800 aircraft into temporary storage. We moved quickly to attempt to better align our costs with our reduced schedule and made other cost-saving initiatives (including reductions in maintenance expense, marketing expense, event and training expense, airport facilities expense, salaries and benefits expense, and other volume-related expense reductions, including fuel). Nonetheless, we incurred significant net losses, excluding net special items, in the first quarter of 2022 as well as in 2021 and 2020. The duration and severity of the COVID-19 pandemic remain uncertain, and there can be no assurance that any of the mitigating actions we have taken will suffice to sustain our business and operations through this pandemic.
We have taken and will take additional actions to improve our financial position, including measures to improve liquidity, such as obtaining financial assistance under the CARES Act, the PSP Extension Law and the American Rescue Plan Act of 2021 (ARP). In 2020, we received approximately $6.0 billion in financial assistance from Treasury through PSP1 established under the CARES Act, and in 2021, we received approximately $3.5 billion in financial assistance from Treasury through PSP2 established under the PSP Extension Law and $3.3 billion in financial assistance from Treasury through PSP3 established under the ARP. In connection with the financial assistance we have received through PSP1, PSP2 and PSP3, we are required to comply with the relevant provisions of the CARES Act, the PSP Extension Law and the ARP, including the requirement that funds provided pursuant to PSP1, PSP2 and PSP3 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained; provisions prohibiting the repurchase of AAG common stock and the payment of common stock dividends through September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023. Additionally, under PSP1, PSP2 and PSP3, we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts.

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
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of March 31, 2022, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for the remainder of the 2022 year through 2026 would be approximately $11.9 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If needed, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed and contemplated in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; unfavorable market conditions; the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced; and the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry in particular. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft and engines or fund such other corporate requirements or may seek to negotiate deferrals for such aircraft and engines with the applicable manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully or to fund our committed expenditures. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
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
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to continue to have on our business, we have obtained a significant amount of additional financing from a variety of sources and given continued uncertainty we cannot guarantee that we will not need to obtain additional financing in the future. Such financing may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. In particular, in connection with the financial assistance we have received through PSP1, PSP2 and PSP3, we are required to comply with the relevant provisions of the CARES Act, the PSP Extension Law and the ARP, including the requirement that funds provided pursuant to PSP1, PSP2 and PSP3 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits; provisions prohibiting the repurchase of AAG common stock and the payment of common stock dividends through September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023. Additionally, under PSP1, PSP2 and PSP3, we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. Moreover, as a result of the recent financing activities we have undertaken in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on us as we continue to seek additional liquidity.
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
Further, a substantial portion of our long-term indebtedness bears interest at fluctuating interest rates, primarily based on LIBOR for deposits of U.S. dollars. LIBOR tends to fluctuate based on general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month, and 12-month) was subsequently extended by the ICE Benchmark Administration (the administrator of LIBOR) until June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the SOFR as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. See also the discussion of interest rate risk in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Interest.”
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of March 31, 2022, we had $10.8 billion of borrowings linked to LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
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
We believe that our future success will depend in large part on our ability to attract, develop and retain highly qualified management, technical and other personnel. Retaining and recruiting people with the appropriate skills is particularly challenging as the economy in general, and the airline industry in particular, continue to recover from the COVID-19 pandemic resulting in competition for the human resources necessary to operate our business successfully. We may not be successful in attracting, developing or retaining key personnel or other highly qualified personnel. Among other things, the CARES Act, the PSP Extension Law and the ARP impose significant restrictions on executive compensation, which will remain in place until April 1, 2023. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries, creating increasing retention challenges in the case of executives presented with alternative, non-airline opportunities. In addition, competition for skilled personnel has intensified and may continue to intensify if overall industry capacity continues to increase and/or we were to incur attrition at levels higher than we have historically. Any inability to attract, develop and retain significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
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
Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements (CBAs) generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB). As of December 31, 2021, approximately 86% of our employees were represented for collective bargaining purposes by labor unions, and 45% were covered by CBAs that are currently amendable or that will become amendable within one year. For the dates that the CBAs with our major work groups become amendable under the RLA, see Part I, Item 1. Business – “Our People—Labor Relations” in our 2021 Form 10-K.
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
None of the unions representing our employees presently may lawfully engage in concerted slowdowns or refusals to work, such as strikes, sick-outs or other similar activity, against us. Nonetheless, there is a risk that employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. Additionally, some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. If successful, there is a risk these arbitral avenues could result in material additional costs that we did not anticipate. See also Part I, Item 1. Business – “Our People—Labor Relations” in our 2021 Form 10-K.

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
A significant portion of our regional operations are conducted by third-party operators on our behalf, substantially all of which are provided for under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain skilled personnel, including in particular pilots and mechanics, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Several of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of pilots, mechanics and other skilled personnel and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. In particular, the severe decline in demand for air travel resulting from the COVID-19 pandemic and related governmental restrictions on travel materially impacted demand for services provided by our regional carriers and, as a result, we temporarily significantly reduced our regional capacity. Further, as airlines attempt to restore capacity in line with increased demand for air travel following the height of the pandemic, these third-party operators have experienced difficulties in recruiting and retaining sufficient personnel to operate significantly increased schedules. We expect the disruption to services resulting from the COVID-19 pandemic and subsequent rapid return of demand to continue to adversely affect our regional operators, some of whom may experience significant financial stress, declare bankruptcy or otherwise cease to operate. We may also experience disruption to our regional operations or incur financial damages if we terminate the capacity purchase agreement with one or more of our current operators or transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.
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
A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50% during a rolling three-year period). In 2013, we experienced an ownership change in connection with our emergence from bankruptcy and US Airways Group experienced an ownership change in connection with the merger of US Airways Group and AMR Corporation (the Merger). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $5.4 billion of unlimited NOLs still remaining at December 31, 2021) of our federal NOL carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules are determined not to apply, our ability to utilize such federal NOL carryforwards may be subject to limitation. In addition, under the loan program of the CARES Act, the warrants (and common stock issuable upon exercise thereof) we issued to Treasury did not and will not result in an "ownership change" for purposes of Section 382. This exception does not apply for companies issuing warrants, stock options, common or preferred stock or other equity pursuant to PSP1, PSP2 and PSP3 and accordingly will not apply to the warrants issued by us under PSP1, PSP2 and PSP3. Substantially all of our remaining federal NOL carryforwards attributable to US Airways Group and its subsidiaries are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.
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
Future impairment of goodwill or other long-lived assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. There can be no assurance that a material impairment charge of goodwill or tangible or intangible assets will be avoided. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines, including as a result of significant or prolonged declines in demand for air travel and corresponding reductions to capacity. We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period; we have previously incurred significant impairment charges associated with our decision to retire certain aircraft as a result of the severe decline in demand for air travel due to the COVID-19 pandemic, and the risk of future material impairments remains significantly heightened as a result of the effects of the COVID-19 pandemic on our flight schedules and business as well as the associated impact on values of certain aircraft and flight equipment. Such impairment charges could have a material adverse effect on our business, results of operations and financial condition.
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
Low-cost carriers (including so-called ultra-low-cost carriers) have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently, are price sensitive and therefore tend not to be loyal to any one particular carrier. A number of these low-cost carriers have recently commenced operations, and several new entrants have announced their intention to start up new ultra-low-cost carriers. Many of these new and existing carriers have announced growth strategies including commitments to acquire significant numbers of new aircraft for delivery in the next few years. These low-cost carriers are attempting to continue to increase their market share through growth and consolidation, and are expected to continue to have an impact on our revenues and overall performance. We and several other large network carriers have implemented “Basic Economy” fares designed to more effectively compete against low-cost carriers, but we cannot predict whether these initiatives will be successful. While historically these carriers have provided competition in domestic markets, we have recently experienced new competition from low-cost carriers on international routes, including low-cost airlines executing international long-haul expansion strategies, a trend likely to continue with the delivery of planned, long-range narrowbody aircraft. The actions of existing or future low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
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
Our international service exposes us to foreign economies and the potential for reduced demand when any foreign country we serve suffers adverse local economic conditions or if governments restrict commercial air service to or from any of these markets. For example, the COVID-19 pandemic resulted in a precipitous decline in demand for air travel, in particular international travel, in part as a result of the imposition by the U.S. and foreign governments of restrictions on travel from certain regions. In addition, open skies agreements, which are now in place with a substantial number of countries around the world, provide international airlines with open access to U.S. markets, potentially subjecting us to increased competition on our international routes. See also “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.”
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

American has established a transatlantic joint business with British Airways, Aer Lingus, Iberia and Finnair, a transpacific joint business with Japan Airlines and a joint business relating to Australia and New Zealand with Qantas, each of which has been granted antitrust immunity. The transatlantic joint business benefits from a grant of antitrust immunity from the United States Department of Transportation (DOT) and was reviewed by the European Commission (EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick (LGW) airports. The commitments accepted by the EC were binding for 10 years. In October 2018, in anticipation of the exit of the United Kingdom from the European Union (EU), commonly referred to as Brexit, and the expiry of the EC commitments in July 2020, the United Kingdom Competition and Markets Authority (CMA) opened an investigation into the transatlantic joint business. We continue to fully cooperate with the CMA and, in September 2020, the CMA adopted interim measures that effectively extend the EC commitments for an additional three years until March 2024 in light of the uncertainty created by the COVID-19 pandemic. In April 2022, the CMA adopted a second interim measures decision that effectively extends the EC commitments for a further two years until March 2026 in light of the continued uncertainty created by the COVID-19 pandemic. The CMA plans to complete its investigation before the interim measures expire in March 2026. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those arrangements.
In 2021, we began implementing key aspects of our marketing relationship with JetBlue. This arrangement includes an alliance agreement with reciprocal codesharing on certain domestic and international routes from New York (JFK, LaGuardia Airport (LGA), and Newark Liberty International Airport) and Boston Logan International Airport, and provides for reciprocal loyalty program benefits. The arrangement does not include JetBlue’s transatlantic flying. Pursuant to federal law, American and JetBlue submitted this proposed alliance arrangement to the DOT for review. After American, JetBlue and the DOT agreed to a series of commitments, the DOT terminated its review of the proposed alliance in January 2021. The commitments include growth commitments to ensure capacity expansion, slot divestitures at JFK and at Ronald Reagan Washington National Airport (DCA) near Washington, D.C. and antitrust compliance measures. Beyond the DOT Agreement, American and JetBlue will also refrain from certain kinds of coordination on certain city pair markets. Upon the DOT’s termination of its review of the proposed alliance, American and JetBlue implemented the proposed alliance subject to these commitments. On September 21, 2021, the United States Department of Justice (DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue alleging that American and JetBlue violated U.S. antitrust laws in connection with the Northeast Alliance arrangement (NEA). We believe the complaint is without merit and intend to defend against it vigorously.
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
Other mergers and other forms of airline partnerships, including antitrust immunity grants, may take place and may not involve us as a participant. Depending on which carriers combine or integrate and which assets, if any, are sold or otherwise transferred to other carriers in connection with any such transactions, our competitive position relative to the post-transaction carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or integrate their operations through antitrust immunity grants, their route networks will grow, and that growth will result in greater overlap with our network, which in turn could decrease our overall market share and revenues. Such combination or collaboration is not limited to the U.S., but could include further transactions among international carriers in Europe and elsewhere that result in broader networks offered by rival airlines.
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
An important part of our strategy to expand our network has been to initiate or expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in certain instances, including China Southern Airlines, GOL and our previously announced proposed investment in JetSMART, by making a significant equity investment in another airline in connection with initiating or expanding such a commercial relationship. We may explore additional investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies, and they may distract management focus from our operations or other strategic options. We may also be subject to consequences from any illegal conduct of joint business partners as well as to any political or regulatory change that negatively impacts or prohibits our arrangements with any such business partners. In addition, as a result of the global spread of COVID-19, the industry experienced a precipitous decline in demand for air travel both internationally and domestically, which is expected to continue into the foreseeable future and could materially disrupt our partners' abilities to provide air service, the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the maintenance or expansion of existing relationships. If any carriers with which we partner or in which we hold an equity stake were to cease trading or be declared insolvent, we could lose the value of any such investment or experience significant operational disruption. These events could have a material adverse effect on our business, results of operations and financial condition.
We may also from time to time pursue commercial relationships with companies outside the airline industry, which relationships may include equity investments or other financial commitments. Any such relationship or related investment could involve unique risks, particularly where these relationships involve new industry participants, emerging technologies or industries with which we are unfamiliar.
Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity.
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business and thus is a significant factor in the price of airline tickets. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $0.37 per gallon to a high of approximately $4.21 per gallon during the period from January 1, 2019 to March 31, 2022. In particular, fuel prices rose substantially in 2021, and price increases have continued in 2022.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of March 31, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress and state and local governments have passed laws and regulatory initiatives, and the DOT, the Federal Aviation Administration (FAA), the Transportation Security Administration and several of their respective international counterparts have issued regulations and a number of other directives, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.
For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary and prolonged grounding of aircraft types altogether (including, for example, the March 2019 grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020), or otherwise caused substantial disruption and resulted in material costs to us and lost revenues. The recent telecom industry roll-out of 5G technology, and concerns regarding its possible interference with aircraft navigation systems, also resulted in regulatory uncertainty and the potential for operational impacts, including possible suspension of service to certain airports or the operation of certain aircraft. See "We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems could harm our business, results of operations and financial condition." The FAA also exercises comprehensive regulatory authority over nearly all technical aspects of our operations. Our failure to comply with such requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. We anticipate that the FAA will soon issue a final rule implementing flight attendant duty and rest periods, which will impact our scheduling flexibility. In the future, any new regulatory requirements, particularly requirements that limit our ability to operate or price our products, could have a material adverse effect on us and the industry.
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
Brexit has also led to legal and regulatory uncertainty such as the identity of the relevant regulators, new regulatory action and/or potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. For example, in October 2018, in anticipation of Brexit and the expiry of the EC commitments in July 2020, the CMA opened an investigation into the transatlantic joint business. We continue to fully cooperate with the CMA and, in September 2020, the CMA adopted interim measures that effectively extend the EC commitments for an additional three years until March 2024 in light of the uncertainty created by the COVID-19 pandemic. In April 2022, the CMA adopted a second interim measures decision that effectively extends the EC commitments for a further two years until March 2026 in light of the continued uncertainty created by the COVID-19 pandemic. The CMA plans to complete its investigation before the interim measures expire in March 2026. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts, or other governmental or regulatory actions taken by the United Kingdom or the EU in connection with or subsequent to Brexit, cannot be predicted, including whether or not regulators will continue to approve or impose material conditions on our business activities. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
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
Efforts to transition to a low-carbon future have increased the focus by global, regional and national regulators on climate change and greenhouse gas (GHG) emissions, including carbon dioxide (CO2) emissions. In particular, the International Civil Aviation Organization (ICAO) has adopted rules, including those pertaining to the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which will require American to address the growth in CO2 emissions of a significant majority of our international flights. For more information on CORSIA, see “Aircraft Emissions and Climate Change Requirements” under Item 1. Business – Domestic and Global Regulatory Landscape – Environmental Matters in our 2021 Form 10-K.
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
In January 2021, the U.S. Environmental Protection Agency (EPA) adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards for new aircraft engines would not apply retroactively to engines already on in-service aircraft. These final standards have been challenged by several states and environmental groups, and the Biden Administration has issued an executive order requiring a review of these final standards. On November 15, 2021, the EPA announced that it will not rewrite the existing aircraft engine GHG emissions standards but will press for ambitious new aircraft GHG emission standards at international negotiations organized by the ICAO in 2022. The outcome of the legal challenge and the development of new aircraft GHG emissions standards cannot be predicted at this time. In addition, on September 9, 2021, the Biden Administration launched the Sustainable Aviation Fuel Grand Challenge to scale up the production of sustainable aviation fuel, aiming to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with sustainable aviation fuel by 2050. Whether these goals will be achieved and the potential effects on our business cannot be predicted at this time.
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
In light of constraints on existing facilities, there is presently a significant amount of capital spending underway at major airports in the United States, including large projects underway at a number of airports where we have significant operations, such as Dallas/Fort Worth International Airport, JFK, Chicago O’Hare International Airport (ORD), LAX and LGA. This spending is expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover their investments through increased rental, landing and other facility costs. In some circumstances, such costs could be imposed by the relevant airport authority without our approval. Accordingly, our operating costs are expected to increase significantly at many airports at which we operate, including a number of our hubs and gateways, as a result of capital spending projects currently underway and additional projects that we expect to commence over the next several years.
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
The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly, and our ability to continue to obtain insurance even at current prices remains uncertain. The occurrence or persistence of certain events, including armed conflicts, could also impact our ability to obtain commercial insurance coverage against certain risks, or to obtain such insurance on commercially acceptable terms. If we are unable to maintain adequate insurance coverage or to secure suitable alternatives outside the commercial insurance markets, our business could be materially and adversely affected. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass along additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.
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
The closing price of our common stock on Nasdaq varied from $15.00 to $25.82 during 2021 and $12.84 to $19.34 during 2022 year-to-date through April 14, 2022. At times during this period, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that this wide range of trading prices is broadly indicative of the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.

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
Our Certificate of Incorporation and Bylaws include significant provisions that limit voting and ownership and disposition of our equity interests as described in Part II, Item 5. Market for American Airlines Group's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities - "Ownership Restrictions" and AAG’s Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Exchange Act, which is filed as Exhibit 4.1 in our 2021 Form 10-K. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.
Our Certificate of Incorporation also specifies that the Court of Chancery of the State of Delaware shall be the exclusive forum for substantially all disputes between us and our stockholders. Because the applicability of the exclusive forum provision is limited to the extent permitted by applicable law, we do not intend for the exclusive forum provision to apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and acknowledge that federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act of 1933 (Securities Act). We note that there is uncertainty as to whether a court would enforce the provision as it applies to the Securities Act and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This provision may have the effect of discouraging lawsuits against our directors and officers.

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

Exhibit Number	Description

10.1	Supplemental Agreement No. 17, dated as of January 31, 2022, to Purchase Agreement No. 3219 between American Airlines, Inc., and The Boeing Company.*
10.2	Supplemental Agreement No. 21, dated as of January 14, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company.*
10.3	Supplemental Agreement No. 22, dated as of January 31, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: April 21, 2022	By:	/s/ Derek J. Kerr
Derek J. Kerr
Vice Chair, Chief Financial Officer and President, American Eagle
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: April 21, 2022	By:	/s/ Derek J. Kerr
Derek J. Kerr
Vice Chair, Chief Financial Officer and President, American Eagle
(Duly Authorized Officer and Principal Financial Officer)