Form 10-Q
period 2022-06-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2022-07-21
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022

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
As of July 15, 2022, there were 649,845,927 shares of American Airlines Group Inc. common stock outstanding.
As of July 15, 2022, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2022

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
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part II, Item 1A. Risk Factors and elsewhere in this report. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. In particular, the consequences of the coronavirus (COVID-19) outbreak and subsequent volatility in demand for air travel due to economic conditions and the travel industry in general and our financial position and operating results in particular have been material, are changing rapidly, and cannot be predicted. We do not assume any obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such statements other than as required by law. Any forward-looking statements speak only as of the date of this report or as of the dates indicated in the statements.

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
Risks Related to our Business
•The outbreak and global spread of COVID-19 and government-imposed measures to prevent or reduce its spread have resulted in significant volatility in demand for air travel, the impacts of which have and will continue to adversely impact our business, operating results, financial condition and liquidity.
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
“EEA” means European Economic Area.

“EETC” means enhanced equipment trust certificate.
“Envoy” means Envoy Air Inc.
“EPA” means the U.S. Environmental Protection Agency.
“EPS” means earnings (loss) per common share.
“ETS” means EU Emissions Trading System.
“EU” means European Union.
"EU-UK Trade and Cooperation Agreement" means the trade and cooperation agreement between the EU and United Kingdom.
“Exchange Act” means Securities Exchange Act of 1934, as amended.
“FAA” means Federal Aviation Administration.
“GAAP” means generally accepted accounting principles in the U.S.
“GDS” means global distribution system.
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
“PSP1 Warrant Agreement” means the agreement entered into between AAG and Treasury in connection with the PSP1 Agreement, pursuant to which AAG issued PSP1 Warrants to Treasury to purchase up to an aggregate of approximately 14.0 million shares of AAG common stock.
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues:
Passenger	$12,223	$6,545	$20,041	$9,724
Cargo	328	326	692	641
Other	871	607	1,588	1,121
Total operating revenues	13,422	7,478	22,321	11,486
Operating expenses:
Aircraft fuel and related taxes	4,020	1,611	6,522	2,644
Salaries, wages and benefits	3,235	2,862	6,389	5,593
Regional expenses	1,072	635	2,124	1,261
Maintenance, materials and repairs	647	459	1,264	835
Other rent and landing fees	694	686	1,372	1,256
Aircraft rent	345	356	698	706
Selling expenses	504	277	836	427
Depreciation and amortization	504	481	995	959
Special items, net	(5)	(1,288)	152	(2,996)
Other	1,389	958	2,675	1,675
Total operating expenses	12,405	7,037	23,027	12,360
Operating income (loss)	1,017	441	(706)	(874)
Nonoperating income (expense):
Interest income	29	5	37	8
Interest expense, net	(468)	(486)	(932)	(856)
Other income, net	25	49	118	158
Total nonoperating expense, net	(414)	(432)	(777)	(690)
Income (loss) before income taxes	603	9	(1,483)	(1,564)
Income tax provision (benefit)	127	(10)	(324)	(333)
Net income (loss)	$476	$19	$(1,159)	$(1,231)

Earnings (loss) per common share:
Basic	$0.73	$0.03	$(1.78)	$(1.92)
Diluted	$0.68	$0.03	$(1.78)	$(1.92)
Weighted average shares outstanding (in thousands):
Basic	650,346	644,123	649,925	639,366
Diluted	718,532	656,372	649,925	639,366

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$476	$19	$(1,159)	$(1,231)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	28	39	56	106
Investments	(2)	—	(4)	—
Total other comprehensive income, net of tax	26	39	52	106
Total comprehensive income (loss)	$502	$58	$(1,107)	$(1,125)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$401	$273
Short-term investments	12,121	12,158
Restricted cash and short-term investments	997	990
Accounts receivable, net	1,835	1,505
Aircraft fuel, spare parts and supplies, net	2,273	1,795
Prepaid expenses and other	898	615
Total current assets	18,525	17,336
Operating property and equipment
Flight equipment	38,754	37,856
Ground property and equipment	9,595	9,335
Equipment purchase deposits	617	517
Total property and equipment, at cost	48,966	47,708
Less accumulated depreciation and amortization	(18,972)	(18,171)
Total property and equipment, net	29,994	29,537
Operating lease right-of-use assets	7,510	7,850
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $805 and $786, respectively	2,079	1,988
Deferred tax asset	3,858	3,556
Other assets	1,906	2,109
Total other assets	11,934	11,744
Total assets	$67,963	$66,467
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$2,106	$2,489
Accounts payable	2,733	1,772
Accrued salaries and wages	1,505	1,489
Air traffic liability	8,969	6,087
Loyalty program liability	3,065	2,896
Operating lease liabilities	1,483	1,507
Other accrued liabilities	2,909	2,766
Total current liabilities	22,770	19,006
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	34,963	35,571
Pension and postretirement benefits	4,755	5,053
Loyalty program liability	6,189	6,239
Operating lease liabilities	6,313	6,610
Other liabilities	1,395	1,328
Total noncurrent liabilities	53,615	54,801
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 649,779,361 shares issued and outstanding at June 30, 2022; 647,727,595 shares issued and outstanding at December 31, 2021	6	6
Additional paid-in capital	7,259	7,234
Accumulated other comprehensive loss	(5,890)	(5,942)
Retained deficit	(9,797)	(8,638)
Total stockholders’ deficit	(8,422)	(7,340)
Total liabilities and stockholders’ equity (deficit)	$67,963	$66,467
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$2,924	$3,644
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(1,405)	118
Airport construction projects, net of reimbursements	(156)	(77)
Proceeds from sale of property and equipment	19	161
Proceeds from sale-leaseback transactions	—	163
Sales of short-term investments	10,135	2,837
Purchases of short-term investments	(10,083)	(13,840)
Increase in restricted short-term investments	(10)	(404)
Purchase of equity investment	(200)	—
Other investing activities	—	6
Net cash used in investing activities	(1,700)	(11,036)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(1,659)	(5,040)
Proceeds from issuance of long-term debt	574	12,096
Shares withheld for taxes pursuant to employee stock plans	(16)	(13)
Proceeds from issuance of equity	—	460
Deferred financing costs	—	(166)
Other financing activities	6	121
Net cash provided by (used in) financing activities	(1,095)	7,458
Net increase in cash and restricted cash	129	66
Cash and restricted cash at beginning of period	408	399
Cash and restricted cash at end of period (1)	$537	$465

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$460	$706
Property and equipment acquired through finance leases	59	61
Supplemental information:
Interest paid, net	870	687
Income taxes paid	2	1

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$401	$325
Restricted cash included in restricted cash and short-term investments	136	140
Total cash and restricted cash	$537	$465
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$6	$7,234	$(5,942)	$(8,638)	$(7,340)
Net loss	—	—	—	(1,635)	(1,635)
Other comprehensive income, net	—	—	26	—	26
Issuance of 1,770,173 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(14)	—	—	(14)
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2022	6	7,243	(5,916)	(10,273)	(8,940)
Net income	—	—	—	476	476
Other comprehensive income, net	—	—	26	—	26
Issuance of 281,593 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(2)	—	—	(2)
Share-based compensation expense	—	18	—	—	18
Balance at June 30, 2022	$6	$7,259	$(5,890)	$(9,797)	$(8,422)

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2020	$6	$6,894	$(7,103)	$(6,664)	$(6,867)
Net loss	—	—	—	(1,250)	(1,250)
Other comprehensive income, net	—	—	67	—	67
Impact of adoption of Accounting Standards Update 2020-06 related to convertible instruments	—	(320)	—	19	(301)
Issuance of 18,194,573 shares of AAG common stock pursuant to an at-the-market offering, net of offering costs	—	316	—	—	316
Issuance of PSP2 Warrants	—	65	—	—	65
Issuance of 1,700,380 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Share-based compensation expense	—	38	—	—	38
Balance at March 31, 2021	6	6,980	(7,036)	(7,895)	(7,945)
Net income	—	—	—	19	19
Other comprehensive income, net	—	—	39	—	39
Issuance of 5,956,191 shares of AAG common stock pursuant to an at-the-market offering, net of offering costs	—	144	—	—	144
Issuance of PSP2 and PSP3 Warrants	—	56	—	—	56
Issuance of 115,833 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	—	—	—	—
Share-based compensation expense	—	20	—	—	20
Balance at June 30, 2021	$6	$7,200	$(6,997)	$(7,876)	$(7,667)
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread. Ongoing global vaccination efforts and the corresponding lifting of government restrictions in and between many markets resulted in a significant and rapid recovery in demand for air travel. The continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be estimated.
Our capacity (as measured by available seat miles) continues to be reduced compared to pre-COVID-19 pandemic levels, with total capacity in the second quarter of 2022 down 8.5% as compared to the second quarter of 2019. Domestic capacity in the second quarter of 2022 was down 6.6% while international capacity was down 12.1% as compared to the second quarter of 2019.
While demand for domestic and short-haul international markets has largely recovered to 2019 levels, uncertainty remains regarding the timing of a full recovery. We will continue to match our forward capacity with observed booking trends for future travel and make further adjustments to our capacity as needed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fleet impairment (1)	$—	$—	$149	$—
PSP Financial Assistance (2)	—	(1,288)	—	(3,170)
Severance expenses (3)	—	—	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	—	—	6
Other operating special items, net	(5)	—	3	—
Mainline operating special items, net	(5)	(1,288)	152	(2,996)

PSP Financial Assistance (2)	—	(167)	—	(410)
Fleet impairment (1)	—	—	—	27
Severance expenses (3)	—	—	—	2
Regional operating special items, net	—	(167)	—	(381)
Operating special items, net	(5)	(1,455)	152	(3,377)

Mark-to-market adjustments on equity and other investments, net (4)	89	37	90	(13)
Debt refinancing, extinguishment and other, net	—	—	2	26
Nonoperating special items, net	89	37	92	13

Income tax special items, net	(9)	—	(9)	—

(1)Fleet impairment for the six months ended June 30, 2022 included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to current market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Fleet impairment for the six months ended June 30, 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from the U.S. Department of Treasury (Treasury) pursuant to the payroll support program established under the PSP Extension Law (PSP2) and the American Rescue Plan Act of 2021 (ARP) (PSP3).
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments related to our voluntary early retirement programs for the three and six months ended June 30, 2022 were approximately $50 million and $140 million, respectively, and approximately $120 million and $290 million for the three and six months ended June 30, 2021, respectively.
(4)Mark-to-market adjustments on equity and other investments, net principally included net unrealized gains and losses associated with our equity investments in GOL Linhas Aéreas Inteligentes S.A. (GOL), Vertical Aerospace Ltd. (Vertical) and China Southern Airlines Company Limited (China Southern Airlines).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
3. Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic EPS:
Net income (loss)	$476	$19	$(1,159)	$(1,231)
Weighted average common shares outstanding (in thousands)	650,346	644,123	649,925	639,366
Basic EPS	$0.73	$0.03	$(1.78)	$(1.92)

Diluted EPS:
Net income (loss)	$476	$19	$(1,159)	$(1,231)
Interest expense on 6.50% convertible senior notes	11	—	—	—
Net income (loss) for purposes of computing diluted EPS	$487	$19	$(1,159)	$(1,231)
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	650,346	644,123	649,925	639,366
Dilutive effect of stock awards	1,477	1,944	—	—
Dilutive effect of warrants	4,981	10,305	—	—
Assumed conversion of 6.50% convertible senior notes	61,728	—	—	—
Diluted weighted average common shares outstanding	718,532	656,372	649,925	639,366
Diluted EPS	$0.68	$0.03	$(1.78)	$(1.92)
Securities which were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
6.50% convertible senior notes	—	61,728	61,728	61,728
Restricted stock unit awards	4,521	1,182	4,965	3,191
PSP1 Warrants (1)	—	—	3,610	5,632
Treasury Loan Warrants (2)	—	—	1,127	1,755
PSP2 Warrants (3)	—	—	456	1,242
PSP3 Warrants (4)	—	—	—	34

(1)Pursuant to the payroll support program established under the CARES Act (PSP1), AAG issued to Treasury warrants (PSP1 Warrants) to purchase up to an aggregate of approximately 14.0 million shares of AAG common stock for an exercise price of $12.51 per share, subject to adjustment.
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
(4)Pursuant to PSP3, AAG issued to Treasury warrants (PSP3 Warrants) to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock for an exercise price of $21.75 per share, subject to adjustment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Passenger revenue:
Passenger travel	$11,400	$5,995	$18,613	$8,888
Loyalty revenue - travel (1)	823	550	1,428	836
Total passenger revenue	12,223	6,545	20,041	9,724
Cargo	328	326	692	641
Other:
Loyalty revenue - marketing services (2)	740	529	1,336	986
Other revenue	131	78	252	135
Total other revenue	871	607	1,588	1,121
Total operating revenues	$13,422	$7,478	$22,321	$11,486

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
(2)During the three months ended June 30, 2022 and 2021, cash payments from co-branded credit card and other partners were $1.0 billion and $684 million, respectively. During the six months ended June 30, 2022 and 2021, cash payments from co-branded credit card and other partners were $2.4 billion and $1.7 billion, respectively.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic	$9,120	$5,444	$15,180	$8,099
Latin America	1,534	936	2,761	1,417
Atlantic	1,481	125	1,947	147
Pacific	88	40	153	61
Total passenger revenue	$12,223	$6,545	$20,041	$9,724
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

	June 30, 2022	December 31, 2021
	(In millions)
Loyalty program liability	$9,254	$9,135
Air traffic liability	8,969	6,087
Total	$18,223	$15,222

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2021	$9,135
Deferral of revenue	1,596
Recognition of revenue (1)	(1,477)
Balance at June 30, 2022 (2)	$9,254

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of June 30, 2022, our current loyalty program liability was $3.1 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the continued impact of the COVID-19 pandemic, we will continue to monitor redemption patterns and may adjust our estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2022, $3.6 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2021. In response to the COVID-19 pandemic, we extended the contract duration for certain tickets to September 30, 2022, principally those tickets which were issued in 2020 and 2021. Additionally, we extended the contract duration to December 31, 2022 for tickets to certain international destinations. We also have eliminated change fees for most domestic and international tickets providing more flexibility for customers to change travel plans. Given these changes and the uncertainty surrounding the future demand for air travel, our estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as our estimates of refunds may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2022	December 31, 2021
Secured
2013 Term Loan Facility, variable interest rate of 3.37%, installments through 2025	$1,752	$1,770
2014 Term Loan Facility, variable interest rate of 3.40%, installments through 2027	1,196	1,208
December 2016 Term Loan Facility, variable interest rate of 2.84%, installments through 2023	1,188	1,188
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026 (1)	3,500	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 5.81%, installments beginning in July 2023 through April 2028 (1)	3,500	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.78%, maturing from 2022 to 2034	9,379	9,357
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.29% to 4.82%, averaging 3.07%, maturing from 2022 to 2032	3,185	3,433
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,129	1,129
	31,529	31,785
Unsecured
PSP1 Promissory Note, interest only payments until due in April 2030	1,757	1,765
PSP2 Promissory Note, interest only payments until due in January 2031	1,030	1,035
PSP3 Promissory Note, interest only payments until due in April 2031	959	946
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
3.75% senior notes, interest only payments until due in March 2025	500	500
5.000% senior notes	—	750
	5,246	5,996
Total long-term debt	36,775	37,781
Less: Total unamortized debt discount, premium and issuance costs	421	458
Less: Current maturities	1,933	2,315
Long-term debt, net of current maturities	$34,421	$35,008

(1)Collectively referred to as the AAdvantage Financing.
As of June 30, 2022, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Short-term Revolving and Other Facilities	220
Total	$3,063

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
6.50% Convertible Senior Notes
At June 30, 2022, the if-converted value of the 6.50% convertible senior notes due 2025 (the Convertible Notes) did not exceed the principal amount. The last reported sale price per share of our common stock (as defined in the indenture governing our Convertible Notes, the Convertible Notes Indenture) did not exceed 130% of the conversion price of the Convertible Notes for at least 20 of the 30 consecutive trading days ending on June 30, 2022. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes cannot convert at their option at any time during the quarter ending September 30, 2022. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
2022 Financing Activities
2021-1 Aircraft EETCs
In November 2021, American created two pass-through trusts which issued approximately $960 million aggregate face amount of Series 2021-1 Class A and Class B EETCs (the 2021-1 Aircraft EETCs) in connection with the financing of 26 aircraft previously delivered or originally scheduled to be delivered to American through September 2022 (the 2021-1 Aircraft). In 2021, approximately $94 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of five aircraft under the 2021-1 Aircraft EETCs, all of which was used to repay existing indebtedness. During the six months ended June 30, 2022, approximately $574 million of proceeds had been used to purchase equipment notes issued by American in connection with the financing of 14 aircraft under the 2021-1 Aircraft EETCs. Interest and principal payments on equipment notes issued in connection with the 2021-1 Aircraft EETCs are payable semi-annually in January and July of each year, with interest payments scheduled to begin in July 2022 and with principal payments scheduled to begin in January 2023. The remaining proceeds of approximately $292 million as of June 30, 2022 were being held in escrow with a depositary for the benefit of the holders of the 2021-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2021-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheets because the proceeds held by the depositary for the benefit of the holders of the 2021-1 Aircraft EETCs are not American’s assets.
Certain information regarding the 2021-1 Aircraft EETC equipment notes, as of June 30, 2022, is set forth in the table below.

2021-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$758 million	$202 million
Remaining escrowed proceeds	$231 million	$61 million
Fixed interest rate per annum	2.875%	3.95%
Maturity date	July 2034	July 2030
Other Financing Activities
During the six months ended June 30, 2022, we repurchased $349 million of unsecured notes on the open market.

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
During the three and six months ended June 30, 2022, we recorded an income tax provision of $127 million and an income tax benefit of $324 million, respectively.
7. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2022.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2022
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$214	$214	$—	$—
Corporate obligations	5,859	—	5,859	—
Bank notes/certificates of deposit/time deposits	4,633	—	4,633	—
Repurchase agreements	1,415	—	1,415	—
	12,121	214	11,907	—
Restricted cash and short-term investments (1), (3)	997	582	415	—
Long-term investments (4)	231	231	—	—
Total	$13,349	$1,027	$12,322	$—

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
(4)Long-term investments include our equity investments in China Southern Airlines, GOL and Vertical. These investments are reflected in other assets on the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $3.7 billion as of June 30, 2022 and December 31, 2021, which would have been classified as Level 3 in the fair value hierarchy. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.0 billion and $1.4 billion as of June 30, 2022 and December 31, 2021, respectively.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$36,354	$33,472	$37,323	$38,567
Other Investments
An important part of our strategy to expand our network has been to initiate or expand our commercial relationships with other airlines, such as by entering into global alliances, joint business and codeshare relationships, and, in certain instances, by making an equity investment in another airline or other companies.
GOL
In April 2022, we completed our definitive investment agreement with GOL and invested $200 million in 22.2 million of newly issued preferred shares, representing a 5.3% economic interest in GOL. The total consideration of $200 million has been allocated as follows based on relative fair values: $81 million to the preferred shares and $119 million to the indefinite-lived intangible asset derived from the related commercial agreements. The ownership interest is accounted for at fair value based on GOL’s stock price and mark-to-market adjustments are recorded to nonoperating other income, net on the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2022	2021	2022	2021
Service cost	$1	$1	$3	$3
Interest cost	139	131	7	8
Expected return on assets	(285)	(271)	(3)	(3)
Amortization of:
Prior service cost (benefit)	7	7	(3)	(3)
Unrecognized net loss (gain)	38	52	(6)	(6)
Net periodic benefit income	$(100)	$(80)	$(2)	$(1)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2022	2021	2022	2021
Service cost	$2	$2	$7	$5
Interest cost	277	262	15	14
Expected return on assets	(569)	(543)	(6)	(6)
Special termination benefits	—	—	—	139
Amortization of:
Prior service cost (benefit)	14	14	(7)	(7)
Unrecognized net loss (gain)	77	105	(12)	(11)
Net periodic benefit cost (income)	$(199)	$(160)	$(3)	$134
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2021	$(4,736)	$(2)	$(1,204)		$(5,942)
Other comprehensive income (loss) before reclassifications	—	(5)	1		(4)
Amounts reclassified from AOCI	72	—	(16)	(2)	56
Net current-period other comprehensive income (loss)	72	(5)	(15)		52
Balance at June 30, 2022	$(4,664)	$(7)	$(1,219)		$(5,890)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$6	$6	Nonoperating other income, net
Actuarial loss	25	36	50	73	Nonoperating other income, net
Total reclassifications for the period, net of tax	$28	$39	$56	$79
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
Regional expenses for the three months ended June 30, 2022 and 2021 include $80 million and $77 million of depreciation and amortization, respectively, and $1 million and $2 million of aircraft rent, respectively. Regional expenses for the six months ended June 30, 2022 and 2021 include $160 million and $159 million of depreciation and amortization, respectively, and $3 million and $4 million of aircraft rent, respectively.
During the three months ended June 30, 2022 and 2021, we recognized $160 million and $91 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). During the six months ended June 30, 2022 and 2021, we recognized $310 million and $218 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The complaint named as defendants US Airways Group, US Airways, Inc., AMR Corporation and American, alleged that the effect of the merger of US Airways Group and AMR Corporation (the Merger) may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in our favor. On March 25, 2022, the U.S. District Court for the Southern District of New York entered judgment affirming the Bankruptcy Court's decision. Plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit, and the plaintiffs' opening brief is due August 2, 2022. We believe this lawsuit is without merit and intend to continue to vigorously defend against it, including against any further appeals by plaintiffs.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues:
Passenger	$12,223	$6,545	$20,041	$9,724
Cargo	328	326	692	641
Other	870	607	1,584	1,120
Total operating revenues	13,421	7,478	22,317	11,485
Operating expenses:
Aircraft fuel and related taxes	4,020	1,611	6,522	2,644
Salaries, wages and benefits	3,233	2,860	6,385	5,590
Regional expenses	1,058	639	2,081	1,264
Maintenance, materials and repairs	647	459	1,264	835
Other rent and landing fees	694	686	1,372	1,256
Aircraft rent	345	356	698	706
Selling expenses	504	277	836	427
Depreciation and amortization	501	481	992	959
Special items, net	(5)	(1,288)	152	(2,996)
Other	1,390	958	2,676	1,676
Total operating expenses	12,387	7,039	22,978	12,361
Operating income (loss)	1,034	439	(661)	(876)
Nonoperating income (expense):
Interest income	41	9	52	18
Interest expense, net	(437)	(447)	(861)	(780)
Other income, net	23	49	117	158
Total nonoperating expense, net	(373)	(389)	(692)	(604)
Income (loss) before income taxes	661	50	(1,353)	(1,480)
Income tax provision (benefit)	140	(1)	(296)	(315)
Net income (loss)	$521	$51	$(1,057)	$(1,165)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$521	$51	$(1,057)	$(1,165)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	28	39	56	105
Investments	(2)	—	(4)	—
Total other comprehensive income, net of tax	26	39	52	105
Total comprehensive income (loss)	$547	$90	$(1,005)	$(1,060)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$373	$265
Short-term investments	12,118	12,155
Restricted cash and short-term investments	997	990
Accounts receivable, net	1,812	1,484
Receivables from related parties, net	6,403	5,547
Aircraft fuel, spare parts and supplies, net	2,160	1,692
Prepaid expenses and other	860	579
Total current assets	24,723	22,712
Operating property and equipment
Flight equipment	38,413	37,520
Ground property and equipment	9,180	8,966
Equipment purchase deposits	617	517
Total property and equipment, at cost	48,210	47,003
Less accumulated depreciation and amortization	(18,540)	(17,770)
Total property and equipment, net	29,670	29,233
Operating lease right-of-use assets	7,443	7,810
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $805 and $786, respectively	2,079	1,988
Deferred tax asset	3,682	3,408
Other assets	1,697	1,903
Total other assets	11,549	11,390
Total assets	$73,385	$71,145
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$2,100	$1,742
Accounts payable	2,615	1,630
Accrued salaries and wages	1,352	1,385
Air traffic liability	8,969	6,087
Loyalty program liability	3,065	2,896
Operating lease liabilities	1,468	1,496
Other accrued liabilities	2,781	2,628
Total current liabilities	22,350	17,864
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	29,727	30,352
Pension and postretirement benefits	4,722	5,020
Loyalty program liability	6,189	6,239
Operating lease liabilities	6,259	6,578
Other liabilities	1,276	1,266
Total noncurrent liabilities	48,173	49,455
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,193	17,152
Accumulated other comprehensive loss	(5,989)	(6,041)
Retained deficit	(8,342)	(7,285)
Total stockholder's equity	2,862	3,826
Total liabilities and stockholder’s equity	$73,385	$71,145
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$2,100	$6,134
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(1,377)	133
Airport construction projects, net of reimbursements	(156)	(77)
Proceeds from sale of property and equipment	19	161
Proceeds from sale-leaseback transactions	—	163
Sales of short-term investments	10,135	2,837
Purchases of short-term investments	(10,083)	(13,827)
Increase in restricted short-term investments	(10)	(404)
Purchase of equity investment	(200)	—
Other investing activities	—	6
Net cash used in investing activities	(1,672)	(11,008)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(901)	(5,016)
Proceeds from issuance of long-term debt	574	10,115
Deferred financing costs	—	(165)
Other financing activities	8	—
Net cash provided by (used in) financing activities	(319)	4,934
Net increase in cash and restricted cash	109	60
Cash and restricted cash at beginning of period	400	385
Cash and restricted cash at end of period (1)	$509	$445

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$427	$704
Property and equipment acquired through finance leases	59	61
Supplemental information:
Interest paid, net	795	615
Income taxes paid	2	1

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$373	$305
Restricted cash included in restricted cash and short-term investments	136	140
Total cash and restricted cash	$509	$445
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$—	$17,152	$(6,041)	$(7,285)	$3,826
Net loss	—	—	—	(1,578)	(1,578)
Other comprehensive income, net	—	—	26	—	26
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2022	—	17,175	(6,015)	(8,863)	2,297
Net income	—	—	—	521	521
Other comprehensive income, net	—	—	26	—	26
Share-based compensation expense	—	18	—	—	18
Balance at June 30, 2022	$—	$17,193	$(5,989)	$(8,342)	$2,862

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2020	$—	$17,050	$(7,194)	$(5,508)	$4,348
Net loss	—	—	—	(1,215)	(1,215)
Other comprehensive income, net	—	—	66	—	66
Share-based compensation expense	—	38	—	—	38
Balance at March 31, 2021	—	17,088	(7,128)	(6,723)	3,237
Net income	—	—	—	51	51
Other comprehensive income, net	—	—	39	—	39
Share-based compensation expense	—	20	—	—	20
Balance at June 30, 2021	$—	$17,108	$(7,089)	$(6,672)	$3,347
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread. Ongoing global vaccination efforts and the corresponding lifting of government restrictions in and between many markets resulted in a significant and rapid recovery in demand for air travel. The continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be estimated.
American's capacity (as measured by available seat miles) continues to be reduced compared to pre-COVID-19 pandemic levels, with total capacity in the second quarter of 2022 down 8.5% as compared to the second quarter of 2019. Domestic capacity in the second quarter of 2022 was down 6.6% while international capacity was down 12.1% as compared to the second quarter of 2019.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fleet impairment (1)	$—	$—	$149	$—
PSP Financial Assistance (2)	—	(1,288)	—	(3,170)
Severance expenses (3)	—	—	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	—	—	6
Other operating special items, net	(5)	—	3	—
Mainline operating special items, net	(5)	(1,288)	152	(2,996)

PSP Financial Assistance (2)	—	(167)	—	(410)
Fleet impairment (1)	—	—	—	27
Regional operating special items, net	—	(167)	—	(383)
Operating special items, net	(5)	(1,455)	152	(3,379)

Mark-to-market adjustments on equity and other investments, net (4)	89	37	90	(13)
Debt refinancing, extinguishment and other, net	—	—	—	26
Nonoperating special items, net	89	37	90	13

Income tax special items, net	(9)	—	(9)	—

(1)Fleet impairment for the six months ended June 30, 2022 included a non-cash impairment charge to write down the carrying value of American's retired Airbus A330 fleet to the estimated fair value due to current market conditions for certain used aircraft. American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Fleet impairment for the six months ended June 30, 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from the U.S. Department of Treasury pursuant to the payroll support program established under the PSP Extension Law (PSP2) and the American Rescue Plan Act of 2021 (ARP) (PSP3).
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments related to American's voluntary early retirement programs for the three and six months ended June 30, 2022 were approximately $50 million and $140 million, respectively, and approximately $120 million and $290 million for the three and six months ended June 30, 2021, respectively.
(4)Mark-to-market adjustments on equity and other investments, net principally included net unrealized gains and losses associated with American's equity investments in GOL Linhas Aéreas Inteligentes S.A. (GOL), Vertical Aerospace Ltd. (Vertical) and China Southern Airlines Company Limited (China Southern Airlines).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American's operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Passenger revenue:
Passenger travel	$11,400	$5,995	$18,613	$8,888
Loyalty revenue - travel (1)	823	550	1,428	836
Total passenger revenue	12,223	6,545	20,041	9,724
Cargo	328	326	692	641
Other:
Loyalty revenue - marketing services (2)	740	529	1,336	986
Other revenue	130	78	248	134
Total other revenue	870	607	1,584	1,120
Total operating revenues	$13,421	$7,478	$22,317	$11,485

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
(2)During the three months ended June 30, 2022 and 2021, cash payments from co-branded credit card and other partners were $1.0 billion and $684 million, respectively. During the six months ended June 30, 2022 and 2021, cash payments from co-branded credit card and other partners were $2.4 billion and $1.7 billion, respectively.
The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic	$9,120	$5,444	$15,180	$8,099
Latin America	1,534	936	2,761	1,417
Atlantic	1,481	125	1,947	147
Pacific	88	40	153	61
Total passenger revenue	$12,223	$6,545	$20,041	$9,724
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

	June 30, 2022	December 31, 2021
	(In millions)
Loyalty program liability	$9,254	$9,135
Air traffic liability	8,969	6,087
Total	$18,223	$15,222

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2021	$9,135
Deferral of revenue	1,596
Recognition of revenue (1)	(1,477)
Balance at June 30, 2022 (2)	$9,254

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of June 30, 2022, American's current loyalty program liability was $3.1 billion and represents American's current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the continued impact of the COVID-19 pandemic, American will continue to monitor redemption patterns and may adjust its estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2022, $3.6 billion of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2021. In response to the COVID-19 pandemic, American extended the contract duration for certain tickets to September 30, 2022, principally those tickets which were issued in 2020 and 2021. Additionally, American extended the contract duration to December 31, 2022 for tickets to certain international destinations. American also has eliminated change fees for most domestic and international tickets providing more flexibility for customers to change travel plans. Given these changes and the uncertainty surrounding the future demand for air travel, American's estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as its estimates of refunds may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2022	December 31, 2021
Secured
2013 Term Loan Facility, variable interest rate of 3.37%, installments through 2025	$1,752	$1,770
2014 Term Loan Facility, variable interest rate of 3.40%, installments through 2027	1,196	1,208
December 2016 Term Loan Facility, variable interest rate of 2.84%, installments through 2023	1,188	1,188
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026 (1)	3,500	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 5.81%, installments beginning in July 2023 through April 2028 (1)	3,500	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.78%, maturing from 2022 to 2034	9,379	9,357
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.29% to 4.82%, averaging 3.07%, maturing from 2022 to 2032	3,185	3,433
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,129	1,129
Total long-term debt	31,529	31,785
Less: Total unamortized debt discount, premium and issuance costs	396	428
Less: Current maturities	1,933	1,568
Long-term debt, net of current maturities	$29,200	$29,789

(1)Collectively referred to as the AAdvantage Financing.
As of June 30, 2022, the maximum availability under American's revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Short-term Revolving and Other Facilities	220
Total	$3,063
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2022 Financing Activities
2021-1 Aircraft EETCs
In November 2021, American created two pass-through trusts which issued approximately $960 million aggregate face amount of Series 2021-1 Class A and Class B EETCs (the 2021-1 Aircraft EETCs) in connection with the financing of 26 aircraft previously delivered or originally scheduled to be delivered to American through September 2022 (the 2021-1 Aircraft). In 2021, approximately $94 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of five aircraft under the 2021-1 Aircraft EETCs, all of which was used to repay existing indebtedness. During the six months ended June 30, 2022, approximately $574 million of proceeds had been used to purchase equipment notes issued by American in connection with the financing of 14 aircraft under the 2021-1 Aircraft EETCs. Interest and principal payments on equipment notes issued in connection with the 2021-1 Aircraft EETCs are payable semi-annually in January and July of each year, with interest payments scheduled to begin in July 2022 and with principal payments scheduled to begin in January 2023. The remaining proceeds of approximately $292 million as of June 30, 2022 were being held in escrow with a depositary for the benefit of the holders of the 2021-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2021-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheets because the proceeds held by the depositary for the benefit of the holders of the 2021-1 Aircraft EETCs are not American’s assets.
Certain information regarding the 2021-1 Aircraft EETC equipment notes, as of June 30, 2022, is set forth in the table below.

2021-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$758 million	$202 million
Remaining escrowed proceeds	$231 million	$61 million
Fixed interest rate per annum	2.875%	3.95%
Maturity date	July 2034	July 2030
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
During the three and six months ended June 30, 2022, American recorded an income tax provision of $140 million and an income tax benefit of $296 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

6. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2022.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2022
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$212	$212	$—	$—
Corporate obligations	5,859	—	5,859	—
Bank notes/certificates of deposit/time deposits	4,632	—	4,632	—
Repurchase agreements	1,415	—	1,415	—
	12,118	212	11,906	—
Restricted cash and short-term investments (1), (3)	997	582	415	—
Long-term investments (4)	231	231	—	—
Total	$13,346	$1,025	$12,321	$—

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
(4)Long-term investments include American's equity investments in China Southern Airlines, GOL and Vertical. These investments are reflected in other assets on the condensed consolidated balance sheets.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$31,133	$29,544	$31,357	$32,999
Other Investments
An important part of American's strategy to expand its network has been to initiate or expand its commercial relationships with other airlines, such as by entering into global alliances, joint business and codeshare relationships, and, in certain instances, by making an equity investment in another airline or other companies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

GOL
In April 2022, American completed its definitive investment agreement with GOL and invested $200 million in 22.2 million of newly issued preferred shares, representing a 5.3% economic interest in GOL. The total consideration of $200 million has been allocated as follows based on relative fair values: $81 million to the preferred shares and $119 million to the indefinite-lived intangible asset derived from the related commercial agreements. The ownership interest is accounted for at fair value based on GOL’s stock price and mark-to-market adjustments are recorded to nonoperating other income, net on the condensed consolidated statements of operations.
7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2022	2021	2022	2021
Service cost	$1	$1	$3	$3
Interest cost	138	130	7	8
Expected return on assets	(283)	(270)	(3)	(3)
Amortization of:
Prior service cost (benefit)	7	7	(3)	(3)
Unrecognized net loss (gain)	38	52	(6)	(6)
Net periodic benefit income	$(99)	$(80)	$(2)	$(1)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2022	2021	2022	2021
Service cost	$2	$2	$7	$5
Interest cost	275	261	15	14
Expected return on assets	(567)	(540)	(6)	(6)
Special termination benefits	—	—	—	139
Amortization of:
Prior service cost (benefit)	14	14	(7)	(7)
Unrecognized net loss (gain)	77	104	(12)	(11)
Net periodic benefit cost (income)	$(199)	$(159)	$(3)	$134
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2021	$(4,724)	$(2)	$(1,315)		$(6,041)
Other comprehensive income (loss) before reclassifications	—	(5)	1		(4)
Amounts reclassified from AOCI	72	—	(16)	(2)	56
Net current-period other comprehensive income (loss)	72	(5)	(15)		52
Balance at June 30, 2022	$(4,652)	$(7)	$(1,330)		$(5,989)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$6	$6	Nonoperating other income, net
Actuarial loss	25	36	50	72	Nonoperating other income, net
Total reclassifications for the period, net of tax	$28	$39	$56	$78
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
Regional expenses for the three months ended June 30, 2022 and 2021 include $67 million and $64 million of depreciation and amortization, respectively, and $1 million and $2 million of aircraft rent, respectively. Regional expenses for the six months ended June 30, 2022 and 2021 include $134 million and $132 million of depreciation and amortization, respectively, and $3 million and $4 million of aircraft rent, respectively.
During the three months ended June 30, 2022 and 2021, American recognized $160 million and $91 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). During the six months ended June 30, 2022 and 2021, American recognized $310 million and $218 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	June 30, 2022	December 31, 2021
AAG (1)	$8,493	$7,613
AAG’s wholly-owned subsidiaries (2)	(2,090)	(2,066)
Total	$6,403	$5,547

(1)The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG's financing transactions.
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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The complaint named as defendants US Airways Group, US Airways, Inc., AMR Corporation and American, alleged that the effect of the merger of US Airways Group and AMR Corporation (the Merger) may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in American’s favor. On March 25, 2022, the U.S. District Court for the Southern District of New York entered judgment affirming the Bankruptcy Court's decision. Plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit, and the plaintiffs' opening brief is due August 2, 2022. American believes this lawsuit is without merit and intends to continue to vigorously defend against it, including against any further appeals by plaintiffs.
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
Financial Overview
Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread. Ongoing global vaccination efforts and the corresponding lifting of government restrictions in and between many markets resulted in a significant and rapid recovery in demand for air travel. The continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be estimated.
Our capacity (as measured by available seat miles) continues to be reduced compared to pre-COVID-19 pandemic levels, with total capacity in the second quarter of 2022 down 8.5% as compared to the second quarter of 2019. Domestic capacity in the second quarter of 2022 was down 6.6% while international capacity was down 12.1% as compared to the second quarter of 2019.
While demand for domestic and short-haul international markets has largely recovered to 2019 levels, uncertainty remains regarding the timing of a full recovery. We will continue to match our forward capacity with observed booking trends for future travel and make further adjustments to our capacity as needed.
Liquidity
As of June 30, 2022, we had $15.6 billion in total available liquidity, consisting of $12.5 billion in unrestricted cash and short-term investments, $2.8 billion in undrawn capacity under revolving credit facilities and a total of $220 million in undrawn short-term revolving and other facilities.
During the first six months of 2022, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information):
•received approximately $574 million in proceeds from enhanced equipment trust certificates (EETCs); and
•repurchased $349 million of unsecured notes on the open market.
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

AAG’s Second Quarter 2022 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended June 30,		Increase	Percent Increase (2)
	2022	2021
	(In millions, except percentage changes)
Passenger revenue	$12,223	$6,545	$5,678	86.8
Cargo revenue	328	326	2	0.5
Other operating revenue	871	607	264	43.5
Total operating revenues	13,422	7,478	5,944	79.5
Aircraft fuel and related taxes	4,020	1,611	2,409	nm (3)
Salaries, wages and benefits	3,235	2,862	373	13.0
Total operating expenses	12,405	7,037	5,368	76.3
Operating income	1,017	441	576	nm
Pre-tax income	603	9	594	nm
Income tax provision (benefit)	127	(10)	137	nm
Net income	476	19	457	nm

Pre-tax income – GAAP	$603	$9	$594	nm
Adjusted for: pre-tax net special items (1)	84	(1,418)	1,502	nm
Pre-tax income (loss) excluding net special items	$687	$(1,409)	$2,096	nm

(1)See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Fluctuations may not be meaningful due to the volatility caused by the COVID-19 pandemic.
(3)Not meaningful or greater than 100% change.
Pre-Tax Income and Net Income
Pre-tax income and net income were $603 million and $476 million, respectively, in the second quarter of 2022. This compares to second quarter 2021 pre-tax income and net income of $9 million and $19 million, respectively. The quarter-over-quarter increase in our pre-tax income on a GAAP basis was due to higher passenger revenue driven by a significant recovery in demand for air travel, offset in part by increased aircraft fuel and related taxes, primarily as a result of an increase in the average price per gallon of aircraft fuel and a 21.3% increase in capacity as compared to the second quarter of 2021. The second quarter of 2021 also includes the recognition of $1.4 billion of net pre-tax special credits principally related to PSP Financial Assistance. See Note 2 to AAG's Condensed Consolidated Financial Statement in Part I, Item 1A for further information on net special items.
Excluding the effects of pre-tax net special items, pre-tax income was $687 million in the second quarter of 2022 and pre-tax loss was $1.4 billion in the second quarter of 2021. The quarter-over-quarter improvement in our pre-tax income excluding pre-tax net special items was primarily due to higher passenger revenue driven by a significant recovery in demand for air travel, offset in part by increased aircraft fuel and related taxes, as described above.

Revenue
In the second quarter of 2022, we reported total operating revenues of $13.4 billion, an increase of $5.9 billion, or 79.5%, as compared to the second quarter of 2021. Passenger revenue was $12.2 billion in the second quarter of 2022, an increase of $5.7 billion, or 86.8%, as compared to the second quarter of 2021. The increase in passenger revenue in the second quarter of 2022 was due to a 36.9% increase in revenue passenger miles (RPMs), driven by a significant recovery in demand for air travel, resulting in an 86.9% load factor in the second quarter of 2022, and a 36.4% increase in passenger yield.
Other operating revenue increased $264 million, or 43.5%, as compared to the second quarter of 2021, driven primarily by higher revenue associated with our loyalty program. During the three months ended June 30, 2022 and 2021, cash payments from co-branded credit card and other partners were $1.0 billion and $684 million, respectively.
Our total revenue per available seat mile (TRASM) was 20.29 cents in the second quarter of 2022, a 48.0% increase as compared to 13.71 cents in the second quarter of 2021.
Fuel
Aircraft fuel expense was $4.0 billion in the second quarter of 2022, which was $2.4 billion higher as compared to the second quarter of 2021. This increase was primarily driven by an increase in the average price per gallon of aircraft fuel including related taxes to $4.03 in the second quarter of 2022 from $1.91 in the second quarter of 2021 and an 18.1% increase in gallons of fuel consumed principally due to increased capacity.
As of June 30, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. In particular, the onset of the COVID-19 pandemic resulted in a very rapid deterioration in general economic conditions, and the subsequent rapid economic expansion resulted in significant inflationary pressures, including on the cost of fuel.
Our 2022 second quarter total operating cost per available seat mile (CASM) was 18.75 cents, an increase of 45.3%, from 12.90 cents in the second quarter of 2021. This increase in CASM was primarily driven by higher aircraft fuel and related taxes in the second quarter of 2022, as described above, and the recognition of $1.5 billion of net special credits in the second quarter of 2021 related to PSP Financial Assistance.
Our 2022 second quarter CASM excluding net special items and fuel was 12.68 cents, an increase of 0.5%, from 12.61 cents in the second quarter of 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$603	$9	$(1,483)	$(1,564)
Pre-tax net special items (1):
Operating special items, net	(5)	(1,455)	152	(3,377)
Nonoperating special items, net	89	37	92	13
Total pre-tax net special items	84	(1,418)	244	(3,364)
Pre-tax income (loss) excluding net special items	$687	$(1,409)	$(1,239)	$(4,928)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$12,405	$7,037	$23,027	$12,360
Operating net special items (1):
Mainline operating special items, net	5	1,288	(152)	2,996
Regional operating special items, net	—	167	—	381
Aircraft fuel and related taxes	(4,020)	(1,611)	(6,522)	(2,644)
Total operating expenses, excluding net special items and fuel	$8,390	$6,881	$16,353	$13,093

Total Available Seat Miles (ASM)	66,163	54,555	125,697	92,319
(In cents)
CASM	18.75	12.90	18.32	13.39
Operating net special items per ASM (1):
Mainline operating special items, net	0.01	2.36	(0.12)	3.25
Regional operating special items, net	—	0.31	—	0.41
Aircraft fuel and related taxes per ASM	(6.08)	(2.95)	(5.19)	(2.86)
CASM, excluding net special items and fuel	12.68	12.61	13.01	14.18

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and six months ended June 30, 2022 and 2021. Amounts may not recalculate due to rounding.

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2022	2021		2022	2021
Revenue passenger miles (millions) (a)	57,516	42,022	36.9%	101,806	64,486	57.9%
Available seat miles (millions) (b)	66,163	54,555	21.3%	125,697	92,319	36.2%
Passenger load factor (percent) (c)	86.9	77.0	9.9pts	81.0	69.9	11.1pts
Yield (cents) (d)	21.25	15.57	36.4%	19.69	15.08	30.5%
Passenger revenue per available seat mile (cents) (e)	18.47	12.00	54.0%	15.94	10.53	51.4%
Total revenue per available seat mile (cents) (f)	20.29	13.71	48.0%	17.76	12.44	42.7%
Fuel consumption (gallons in millions)	997	844	18.1%	1,891	1,452	30.2%
Average aircraft fuel price including related taxes (dollars per gallon)	4.03	1.91	nm	3.45	1.82	89.4%
Total operating cost per available seat mile (cents) (g)	18.75	12.90	45.3%	18.32	13.39	36.8%
Aircraft at end of period (h)	1,471	1,413	4.1%	1,471	1,413	4.1%
Full-time equivalent employees at end of period	129,200	117,400	10.1%	129,200	117,400	10.1%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes 20 mainline aircraft and 19 regional aircraft that are in temporary storage at June 30, 2022 as follows: 20 Boeing 737-800, 15 Embraer 145 and four Embraer 170.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Operating Revenues

	Three Months Ended June 30,		Increase	Percent Increase
	2022	2021
	(In millions, except percentage changes)
Passenger	$12,223	$6,545	$5,678	86.8
Cargo	328	326	2	0.5
Other	871	607	264	43.5
Total operating revenues	$13,422	$7,478	$5,944	79.5
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Increase vs. Three Months Ended June 30, 2021
	Three Months Ended June 30, 2022	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$12,223	36.9%	21.3%	9.9pts	36.4%	54.0%
Passenger revenue increased $5.7 billion, or 86.8%, in the second quarter of 2022 from the second quarter of 2021 primarily due to a 36.9% increase in RPMs, driven by a significant recovery in demand for air travel, resulting in an 86.9% load factor in the second quarter of 2022, and a 36.4% increase in passenger yield.
Other operating revenue increased $264 million, or 43.5%, as compared to the second quarter of 2021, driven primarily by higher revenue associated with our loyalty program.
Total operating revenues in the second quarter of 2022 increased $5.9 billion, or 79.5%, from the second quarter of 2021 driven principally by the increase in passenger revenue as described above. Our TRASM increased 48.0% to 20.29 cents in the second quarter of 2022 from 13.71 cents in the second quarter of 2021.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$4,020	$1,611	$2,409	nm
Salaries, wages and benefits	3,235	2,862	373	13.0
Regional expenses	1,072	635	437	68.5
Maintenance, materials and repairs	647	459	188	40.9
Other rent and landing fees	694	686	8	1.2
Aircraft rent	345	356	(11)	(2.9)
Selling expenses	504	277	227	82.2
Depreciation and amortization	504	481	23	4.8
Mainline operating special items, net	(5)	(1,288)	1,283	(99.6)
Other	1,389	958	431	45.0
Total operating expenses	$12,405	$7,037	$5,368	76.3
Total operating expenses increased $5.4 billion, or 76.3%, in the second quarter of 2022 from the second quarter of 2021 driven by higher aircraft fuel and related taxes and other expenses, primarily as a result of an increase in the average price per gallon of aircraft fuel and increased capacity, as well as an increase in net operating special items related to the $1.5 billion of PSP Financial Assistance recognized as a net special credit in the second quarter of 2021. See further discussion of operating special items, net below.

Aircraft fuel and related taxes increased $2.4 billion in the second quarter of 2022 from the second quarter of 2021 primarily due to an increase in the average price per gallon of aircraft fuel including related taxes to $4.03 in the second quarter of 2022 from $1.91 in the second quarter of 2021 and an 18.1% increase in gallons of fuel consumed principally due to increased capacity.
Salaries, wages and benefits increased $373 million, or 13.0%, in the second quarter of 2022 from the second quarter of 2021 primarily due to a 12.1% increase in mainline full-time equivalent employees subsequent to the second quarter of 2021.
Regional expenses increased $437 million, or 68.5%, in the second quarter of 2022 from the second quarter of 2021 primarily due to pay rate increases and retention bonuses offered at our wholly-owned regional carriers as well as contractual rate increases with our third-party regional carriers. The second quarter of 2021 also includes the recognition of $167 million of PSP Financial Assistance as a regional operating special credit.
Maintenance, materials and repairs increased $188 million, or 40.9%, in the second quarter of 2022 from the second quarter of 2021 primarily due to increased capacity and an increase in the volume of engine overhauls performed under time and material contracts where expense is incurred and recognized as maintenance is performed.
Selling expenses increased $227 million, or 82.2%, in the second quarter of 2022 from the second quarter of 2021 due to higher credit card fees, commission expense and booking fees driven by the overall increase in revenues.
Other operating expenses increased $431 million, or 45.0%, in the second quarter of 2022 from the second quarter of 2021 primarily as a result of increased capacity and expenses associated with improving our product offerings, customer experience and operational reliability.
Operating Special Items, Net

	Three Months Ended June 30,
	2022	2021
	(In millions)
PSP Financial Assistance (1)	$—	$(1,288)
Other operating special items, net	(5)	—
Mainline operating special items, net	(5)	(1,288)

PSP Financial Assistance (1)	—	(167)
Regional operating special items, net	—	(167)
Operating special items, net	$(5)	$(1,455)

(1)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from the U.S. Department of Treasury (Treasury) pursuant to the payroll support program established under the PSP Extension Law (PSP2) and the American Rescue Plan Act of 2021 (ARP) (PSP3).
Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Interest income	$29	$5	$24	nm
Interest expense, net	(468)	(486)	18	(3.7)
Other income, net	25	49	(24)	(50.4)
Total nonoperating expense, net	$(414)	$(432)	$18	(4.0)
Interest income increased in the second quarter of 2022 compared to the second quarter of 2021 primarily as a result of higher returns on our short-term investments.

In the second quarter of 2022, other nonoperating income, net primarily included $106 million of non-service related pension and other postretirement benefit plan income, offset in part by $89 million of net special charges principally for mark-to-market net unrealized losses associated with our equity investments in Vertical Aerospace Ltd. (Vertical), GOL Linhas Aéreas Inteligentes S.A. (GOL) and China Southern Airlines Company Limited (China Southern Airlines).
In the second quarter of 2021, other nonoperating income, net included $85 million of non-service related pension and other postretirement benefit plan income, offset in part by $37 million of net special charges principally for mark-to-market net unrealized losses associated with our equity investment in China Southern Airlines.
Income Taxes
In the second quarter of 2022, we recorded an income tax provision of $127 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Operating Revenues

	Six Months Ended June 30,		Increase	Percent Increase
	2022	2021
	(In millions, except percentage changes)
Passenger	$20,041	$9,724	$10,317	nm
Cargo	692	641	51	7.8
Other	1,588	1,121	467	41.7
Total operating revenues	$22,321	$11,486	$10,835	94.3
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase vs. Six Months Ended June 30, 2021
	Six Months Ended June 30, 2022	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$20,041	57.9%	36.2%	11.1pts	30.5%	51.4%
Passenger revenue increased $10.3 billion in the first six months of 2022 from the first six months of 2021 primarily due to a 57.9% increase in RPMs, driven by a significant recovery in demand for air travel, resulting in an 81.0% load factor in the first six months of 2022, and a 30.5% increase in passenger yield.
Cargo revenue increased $51 million, or 7.8%, in the first six months of 2022 from the first six months of 2021 primarily due to a 13.1% increase in cargo yield, offset in part by a 4.7% decrease in cargo ton miles driven by the reduced operation of cargo-only flights.
Other operating revenue increased $467 million, or 41.7%, in the first six months of 2022 from the first six months of 2021, driven primarily by higher revenue associated with our loyalty program.
Total operating revenues in the first six months of 2022 increased $10.8 billion, or 94.3%, from the first six months of 2021 driven principally by the increase in passenger revenue as described above. Our TRASM increased 42.7% to 17.76 cents in the first six months of 2022 from 12.44 cents in the first six months of 2021.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$6,522	$2,644	$3,878	nm
Salaries, wages and benefits	6,389	5,593	796	14.2
Regional expenses	2,124	1,261	863	68.4
Maintenance, materials and repairs	1,264	835	429	51.3
Other rent and landing fees	1,372	1,256	116	9.2
Aircraft rent	698	706	(8)	(1.1)
Selling expenses	836	427	409	95.8
Depreciation and amortization	995	959	36	3.8
Mainline operating special items, net	152	(2,996)	3,148	nm
Other	2,675	1,675	1,000	59.8
Total operating expenses	$23,027	$12,360	$10,667	86.3
Total operating expenses increased $10.7 billion, or 86.3%, in the first six months of 2022 from the first six months of 2021 driven by higher aircraft fuel and related taxes and other expenses, primarily as a result of an increase in the average price per gallon of aircraft fuel and increased capacity, as well as an increase in net operating special items principally related to the $3.6 billion of PSP Financial Assistance recognized as a net special credit in the first six months of 2021. See further discussion of operating special items, net below.
Aircraft fuel and related taxes increased $3.9 billion in the first six months of 2022 from the first six months of 2021 primarily due to an 89.4% increase in the average price per gallon of aircraft fuel including related taxes to $3.45 in the first six months of 2022 from $1.82 in the first six months of 2021 and a 30.2% increase in gallons of fuel consumed principally due to increased capacity.
Salaries, wages and benefits increased $796 million, or 14.2%, in the first six months of 2022 from the first six months of 2021 primarily due to a 12.1% increase in mainline full-time equivalent employees subsequent to the second quarter of 2021.
Regional expenses increased $863 million, or 68.4%, in the first six months of 2022 from the first six months of 2021 primarily due to increased capacity, pay rate increases and retention bonuses offered at our wholly-owned regional carriers, as well as contractual rate increases with our third-party regional carriers. The first six months of 2021 also includes the recognition of $410 million of PSP Financial Assistance as a regional operating special credit.
Maintenance, materials and repairs increased $429 million, or 51.3%, in the first six months of 2022 from the first six months of 2021 primarily due to increased capacity and an increase in the volume of engine overhauls performed under time and material contracts where expense is incurred and recognized as maintenance is performed.
Other rent and landing fees increased $116 million, or 9.2%, in the first six months of 2022 from the first six months of 2021 primarily due to an increase in landing fees as a result of increased departures.
Selling expenses increased $409 million, or 95.8%, in the first six months of 2022 from the first six months of 2021 due to higher credit card fees, commission expense and booking fees driven by the overall increase in revenues.
Other operating expenses increased $1.0 billion, or 59.8%, in the first six months of 2022 from the first six months of 2021 primarily as a result of increased capacity and expenses associated with improving our product offerings, customer experience and operational reliability.

Operating Special Items, Net

	Six Months Ended June 30,
	2022	2021
	(In millions)
Fleet impairment (1)	$149	$—
PSP Financial Assistance (2)	—	(3,170)
Severance expenses (3)	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	6
Other operating special items, net	3	—
Mainline operating special items, net	152	(2,996)

PSP Financial Assistance (2)	—	(410)
Fleet impairment (1)	—	27
Severance expenses (3)	—	2
Regional operating special items, net	—	(381)
Operating special items, net	$152	$(3,377)

(1)Fleet impairment for the six months ended June 30, 2022 included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to current market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Fleet impairment for the six months ended June 30, 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the payroll support program established under PSP2 and PSP3.
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments related to our voluntary early retirement programs for the six months ended June 30, 2022 and 2021 were approximately $140 million and $290 million, respectively.
Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Interest income	$37	$8	$29	nm
Interest expense, net	(932)	(856)	(76)	8.8
Other income, net	118	158	(40)	(25.7)
Total nonoperating expense, net	$(777)	$(690)	$(87)	12.6
Interest income increased in the first six months of 2022 compared to the first six months of 2021 primarily as a result of higher returns on our short-term investments.
Interest expense, net increased in the first six months of 2022 compared to the first six months of 2021 primarily due to the impact of the AAdvantage Financing issued at the end of the first quarter of 2021, which improved our liquidity position in response to the COVID-19 pandemic.

In the first six months of 2022, other nonoperating income, net primarily included $211 million of non-service related pension and other postretirement benefit plan income, offset in part by $92 million of net special charges principally for mark-to-market net unrealized losses associated with our equity investments in GOL, Vertical and China Southern Airlines.
In the first six months of 2021, other nonoperating income, net included $172 million of non-service related pension and other postretirement benefit plan income and $13 million of net special charges principally for non-cash charges associated with debt refinancings and extinguishments, offset in part by mark-to-market net unrealized gains associated with our equity investment in China Southern Airlines and other instruments.
Income Taxes
In the first six months of 2022, we recorded an income tax benefit of $324 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Operating Revenues

	Three Months Ended June 30,		Increase	Percent Increase
	2022	2021
	(In millions, except percentage changes)
Passenger	$12,223	$6,545	$5,678	86.8
Cargo	328	326	2	0.5
Other	870	607	263	43.4
Total operating revenues	$13,421	$7,478	$5,943	79.5
Passenger revenue increased $5.7 billion, or 86.8%, in the second quarter of 2022 from the second quarter of 2021 primarily due to an increase in RPMs, driven by a significant recovery in demand for air travel, resulting in an increased load factor in the second quarter of 2022, and an increase in passenger yield.
Other operating revenue increased $263 million, or 43.4%, as compared to the second quarter of 2021, driven primarily by higher revenue associated with American's loyalty program.
Total operating revenues in the second quarter of 2022 increased $5.9 billion, or 79.5%, from the second quarter of 2021 driven principally by the increase in passenger revenue as described above.

Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$4,020	$1,611	$2,409	nm
Salaries, wages and benefits	3,233	2,860	373	13.0
Regional expenses	1,058	639	419	65.3
Maintenance, materials and repairs	647	459	188	40.9
Other rent and landing fees	694	686	8	1.2
Aircraft rent	345	356	(11)	(2.9)
Selling expenses	504	277	227	82.2
Depreciation and amortization	501	481	20	4.3
Mainline operating special items, net	(5)	(1,288)	1,283	(99.6)
Other	1,390	958	432	45.0
Total operating expenses	$12,387	$7,039	$5,348	76.0
Total operating expenses increased $5.3 billion, or 76.0%, in the second quarter of 2022 from the second quarter of 2021 driven by higher aircraft fuel and related taxes and other expenses, primarily as a result of an increase in the average price per gallon of aircraft fuel and increased capacity, as well as an increase in net operating special items related to the $1.5 billion of PSP Financial Assistance recognized as a net special credit in the second quarter of 2021. See further discussion of operating special items, net below.
Aircraft fuel and related taxes increased $2.4 billion in the second quarter of 2022 from the second quarter of 2021 primarily due to an increase in the average price per gallon of aircraft fuel including related taxes to $4.03 in the second quarter of 2022 from $1.91 in the second quarter of 2021 and an 18.1% increase in gallons of fuel consumed principally due to increased capacity.
Salaries, wages and benefits increased $373 million, or 13.0%, in the second quarter of 2022 from the second quarter of 2021 primarily due to a 12.1% increase in mainline full-time equivalent employees subsequent to the second quarter of 2021.
Regional expenses increased $419 million, or 65.3%, in the second quarter of 2022 from the second quarter of 2021 primarily due to contractual rate increases with American's third-party regional carriers. The second quarter of 2021 also includes the recognition of $167 million of PSP Financial Assistance as a regional operating special credit.
Maintenance, materials and repairs increased $188 million, or 40.9%, in the second quarter of 2022 from the second quarter of 2021 primarily due to increased capacity and an increase in the volume of engine overhauls performed under time and material contracts where expense is incurred and recognized as maintenance is performed.
Selling expenses increased $227 million, or 82.2%, in the second quarter of 2022 from the second quarter of 2021 due to higher credit card fees, commission expense and booking fees driven by the overall increase in revenues.
Other operating expenses increased $432 million, or 45.0%, in the second quarter of 2022 from the second quarter of 2021 primarily as a result of increased capacity and expenses associated with improving American's product offerings, customer experience and operational reliability.

Operating Special Items, Net

	Three Months Ended June 30,
	2022	2021
	(In millions)
PSP Financial Assistance (1)	$—	$(1,288)
Other operating special items, net	(5)	—
Mainline operating special items, net	(5)	(1,288)

PSP Financial Assistance (1)	—	(167)
Regional operating special items, net	—	(167)
Operating special items, net	$(5)	$(1,455)

(1)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the payroll support program established under PSP2 and PSP3.
Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Interest income	$41	$9	$32	nm
Interest expense, net	(437)	(447)	10	(2.2)
Other income, net	23	49	(26)	(51.5)
Total nonoperating expense, net	$(373)	$(389)	$16	(4.2)
Interest income increased in the second quarter of 2022 compared to the second quarter of 2021 primarily as a result of higher returns on American's short-term investments.
In the second quarter of 2022, other nonoperating income, net primarily included $105 million of non-service related pension and other postretirement benefit plan income, offset in part by $89 million of net special charges principally for mark-to-market net unrealized losses associated with American's equity investments in Vertical, GOL and China Southern Airlines.
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
In the second quarter of 2022, American recorded an income tax provision of $140 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Operating Revenues

	Six Months Ended June 30,		Increase	Percent Increase
	2022	2021
	(In millions, except percentage changes)
Passenger	$20,041	$9,724	$10,317	nm
Cargo	692	641	51	7.8
Other	1,584	1,120	464	41.4
Total operating revenues	$22,317	$11,485	$10,832	94.3
Passenger revenue increased $10.3 billion in the first six months of 2022 from the first six months of 2021 primarily due to an increase in RPMs, driven by a significant recovery in demand for air travel, resulting in an increased load factor in the first six months of 2022, and an increase in passenger yield.
Cargo revenue increased $51 million, or 7.8%, in the first six months of 2022 from the first six months of 2021 primarily due to an increase in cargo yield, offset in part by a decrease in cargo ton miles driven by the reduced operation of cargo-only flights.
Other operating revenue increased $464 million, or 41.4%, in the first six months of 2022 from the first six months of 2021, driven primarily by higher revenue associated with American's loyalty program.
Total operating revenues in the first six months of 2022 increased $10.8 billion, or 94.3%, from the first six months of 2021 driven principally by the increase in passenger revenue as described above.
Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$6,522	$2,644	$3,878	nm
Salaries, wages and benefits	6,385	5,590	795	14.2
Regional expenses	2,081	1,264	817	64.6
Maintenance, materials and repairs	1,264	835	429	51.3
Other rent and landing fees	1,372	1,256	116	9.2
Aircraft rent	698	706	(8)	(1.1)
Selling expenses	836	427	409	95.8
Depreciation and amortization	992	959	33	3.5
Mainline operating special items, net	152	(2,996)	3,148	nm
Other	2,676	1,676	1,000	59.7
Total operating expenses	$22,978	$12,361	$10,617	85.9
Total operating expenses increased $10.6 billion, or 85.9%, in the first six months of 2022 from the first six months of 2021, driven by higher aircraft fuel and related taxes and other expenses, primarily as a result of an increase in the average price per gallon of aircraft fuel and increased capacity, as well as an increase in net operating special items principally related to the $3.6 billion of PSP Financial Assistance recognized as a net special credit in the first six months of 2021. See further discussion of operating special items, net below.
Aircraft fuel and related taxes increased $3.9 billion in the first six months of 2022 from the first six months of 2021 primarily due to an 89.4% increase in the average price per gallon of aircraft fuel including related taxes to $3.45 in the first six months of 2022 from $1.82 in the first six months of 2021 and a 30.2% increase in gallons of fuel consumed principally due to increased capacity.

Salaries, wages and benefits increased $795 million, or 14.2%, in the first six months of 2022 from the first six months of 2021 primarily due to a 12.1% increase in mainline full-time equivalent employees subsequent to the second quarter of 2021.
Regional expenses increased $817 million, or 64.6%, in the first six months of 2022 from the first six months of 2021 primarily due to increased capacity and contractual rate increases with American's third-party regional carriers. The first six months of 2021 also includes the recognition of $410 million of PSP Financial Assistance as a regional operating special credit.
Maintenance, materials and repairs increased $429 million, or 51.3%, in the first six months of 2022 from the first six months of 2021 primarily due to increased capacity and an increase in the volume of engine overhauls performed under time and material contracts where expense is incurred and recognized as maintenance is performed.
Other rent and landing fees increased $116 million, or 9.2%, in the first six months of 2022 from the first six months of 2021 primarily due to an increase in landing fees as a result of increased departures.
Selling expenses increased $409 million, or 95.8%, in the first six months of 2022 from the first six months of 2021 due to higher credit card fees, commission expense and booking fees driven by the overall increase in revenues.
Other operating expenses increased $1.0 billion, or 59.7%, in the first six months of 2022 from the first six months of 2021 primarily as a result of increased capacity and expenses associated with improving American's product offerings, customer experience and operational reliability.
Operating Special Items, Net

	Six Months Ended June 30,
	2022	2021
	(In millions)
Fleet impairment (1)	$149	$—
PSP Financial Assistance (2)	—	(3,170)
Severance expenses (3)	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	6
Other operating special items, net	3	—
Mainline operating special items, net	152	(2,996)

PSP Financial Assistance (2)	—	(410)
Fleet impairment (1)	—	27
Regional operating special items, net	—	(383)
Operating special items, net	$152	$(3,379)

(1)Fleet impairment for the six months ended June 30, 2022 included a non-cash impairment charge to write down the carrying value of American's retired Airbus A330 fleet to the estimated fair value due to current market conditions for certain used aircraft. American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Fleet impairment for the six months ended June 30, 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the payroll support program established under PSP2 and PSP3.
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments related to American's voluntary early retirement programs for the six months ended June 30, 2022 and 2021 were approximately $140 million and $290 million, respectively.

Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Interest income	$52	$18	$34	nm
Interest expense, net	(861)	(780)	(81)	10.4
Other income, net	117	158	(41)	(25.0)
Total nonoperating expense, net	$(692)	$(604)	$(88)	14.3
Interest income increased in the first six months of 2022 compared to the first six months of 2021 primarily as a result of higher returns on American's short-term investments.
Interest expense, net increased in the first six months of 2022 compared to the first six months of 2021 primarily due to the impact of the AAdvantage Financing issued at the end of the first quarter of 2021, which improved American's liquidity position in response to the COVID-19 pandemic.
In the first six months of 2022, other nonoperating income, net primarily included $211 million of non-service related pension and other postretirement benefit plan income, offset in part by $90 million of net special charges principally for mark-to-market net unrealized losses associated with American's equity investments in GOL, Vertical and China Southern Airlines.
In the first six months of 2021, other nonoperating income, net included $171 million of non-service related pension and other postretirement benefit plan income and $13 million of net special charges principally for non-cash charges associated with debt refinancings and extinguishments, offset in part by mark-to-market net unrealized gains associated with American's equity investment in China Southern Airlines and other instruments.
Income Taxes
American is a member of AAG's consolidated federal and certain state income tax returns.
In the first six months of 2022, American recorded an income tax benefit of $296 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At June 30, 2022, AAG had $15.6 billion in total available liquidity and $997 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Cash	$401	$273	$373	$265
Short-term investments	12,121	12,158	12,118	12,155
Undrawn facilities	3,063	3,411	3,063	3,411
Total available liquidity	$15,585	$15,842	$15,554	$15,831
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

In the ordinary course of our business, we or our affiliates may, at any time and from time to time, seek to prepay, retire or repurchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, prepayments, retirements or exchanges, if any, will be conducted on such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For further information regarding our debt repurchases during the first six months of 2022, see Note 5 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A.
Certain Covenants
Certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV), collateral coverage or peak debt service coverage ratio covenants and certain agreements require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV, collateral coverage or peak debt service coverage ratio exceeds or falls below a specified threshold, as the case may be, we will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing LTV, collateral coverage and peak debt service coverage tests. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our AAdvantage Financing contains a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing. For further information regarding our debt covenants, see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $2.9 billion and $3.6 billion for the first six months of 2022 and 2021, respectively, a $720 million period-over-period decrease. In the first six months of 2021, we received cash proceeds of approximately $4.7 billion associated with the PSP Financial Assistance. Excluding the PSP Financial Assistance, our operating cash flows increased $4.0 billion compared to the first six months of 2021 primarily due to higher profitability. In addition, during the first six months of 2022, we had approximately $140 million in cash payments associated with our voluntary early retirement programs. Excluding the enhanced healthcare benefits provided to eligible team members, we estimate cash payments under these programs to be approximately $50 million in the remainder of 2022 and approximately $20 million in 2023.
Investing Activities
Our net cash used in investing activities was $1.7 billion and $11.0 billion for the first six months of 2022 and 2021, respectively.
Our principal investing activities in the first six months of 2022 included $1.4 billion of capital expenditures, which principally related to the purchase of 14 Airbus A321neo aircraft and 10 spare engines. We also made a $200 million equity investment in GOL. Additionally, we incurred $156 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at John F. Kennedy International Airport (JFK) and the modernization of Terminals 4 and 5 at Los Angeles International Airport (LAX). These cash outflows were offset in part by $52 million in net sales of short-term investments.
Our principal investing activities in the first six months of 2021 included $11.0 billion in net purchases of short-term investments as well as a $404 million increase in restricted short-term investments primarily related to collateral for the AAdvantage Financing. Additionally, we incurred $77 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at JFK and the modernization of Terminals 4 and 5 at LAX. These cash outflows were offset in part by $163 million of proceeds primarily from aircraft sale-leaseback transactions and $161 million of proceeds from the sale of property and equipment. Additionally, aircraft purchase deposit returns of $772 million exceeded our capital expenditures for the first six months of 2021, which expenditures were principally related to the harmonization of interior configurations across our mainline fleet and the purchase of two Airbus A321neo aircraft.

Financing Activities
Our net cash used in financing activities was $1.1 billion for the first six months of 2022 as compared to net cash provided by financing activities of $7.5 billion for the first six months of 2021.
Our principal financing activities in the first six months of 2022 included $1.7 billion in repayments of debt and finance lease obligations, consisting of $1.3 billion of scheduled debt repayments including the repayment of $401 million in connection with the maturity of our 5.000% unsecured notes, and the repurchase of $349 million of unsecured notes on the open market. These cash outflows were offset in part by $574 million of long-term debt proceeds from the issuance of equipment notes related to the 2021-1 Aircraft EETCs.
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
American
Operating Activities
American’s net cash provided by operating activities was $2.1 billion and $6.1 billion for the first six months of 2022 and 2021, respectively, a $4.0 billion period-over-period decrease. American had a $2.9 billion net decrease in intercompany cash receipts principally from AAG's financing transactions. Additionally, in the first six months of 2021, American received cash proceeds of approximately $4.2 billion associated with PSP Financial Assistance. Excluding the PSP Financial Assistance and decrease in AAG's financing transactions, American's operating cash flows increased $3.1 billion compared to the first six months of 2021 primarily due to higher profitability. Also, during the first six months of 2022, American had approximately $140 million in cash payments associated with its voluntary early retirement programs. Excluding the enhanced healthcare benefits provided to eligible team members, American estimates cash payments under these programs to be approximately $50 million in the remainder of 2022 and approximately $20 million in 2023.
Investing Activities
American’s net cash used in investing activities was $1.7 billion and $11.0 billion for the first six months of 2022 and 2021, respectively.
American’s principal investing activities in the first six months of 2022 included $1.4 billion of capital expenditures, which principally related to the purchase of 14 Airbus A321neo aircraft and 10 spare engines. American also made a $200 million equity investment in GOL. Additionally, American incurred $156 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at JFK and the modernization of Terminals 4 and 5 at LAX. These cash outflows were offset in part by $52 million in net sales of short-term investments.
American’s principal investing activities in the first six months of 2021 included $11.0 billion in net purchases of short-term investments as well as a $404 million increase in restricted short-term investments primarily related to collateral for the AAdvantage Financing. Additionally, American incurred $77 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at JFK and the modernization of Terminals 4 and 5 at LAX. These cash outflows were offset in part by $163 million of proceeds primarily from aircraft sale-leaseback transactions and $161 million of proceeds from the sale of property and equipment. Additionally, aircraft purchase deposit returns of $772 million exceeded American's capital expenditures for the first six months of 2021, which expenditures were principally related to the harmonization of interior configurations across its mainline fleet and the purchase of two Airbus A321neo aircraft.
Financing Activities
American’s net cash used in financing activities was $319 million for the first six months of 2022 as compared to net cash provided by financing activities of $4.9 billion for the first six months of 2021.

American’s principal financing activities in the first six months of 2022 included $901 million in repayments of debt and finance lease obligations, offset in part by $574 million of long-term debt proceeds from the issuance of equipment notes related to the 2021-1 Aircraft EETCs.
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
Commitments
Significant Indebtedness
As of June 30, 2022, AAG had $36.8 billion in long-term debt, including current maturities of $1.9 billion. As of June 30, 2022, American had $31.5 billion in long-term debt, including current maturities of $1.9 billion. All material changes in our significant indebtedness since our 2021 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of June 30, 2022, we had definitive purchase agreements for the acquisition of the following aircraft (1):

	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter	Total
Airbus
A320neo Family	12	—	14	25	15	—	66
Boeing
737 MAX Family (2)	—	27	21	20	20	—	88
787 Family	9	4	12	9	4	5	43
Embraer
175	3	—	—	—	—	—	3
Total	24	31	47	54	39	5	200

(1)Delivery schedule represents our best estimate as of the date of this report. Actual delivery dates are subject to change, which could be material, based on various potential factors including production delays by the manufacturer and regulatory concerns, such as those that have recently prevented The Boeing Company (Boeing) from timely delivering 787 Family aircraft.
(2)The table above and the "Contractual Obligations" table below reflect our exercise of purchase options for four Airbus A320neo Family aircraft in July 2022 and assume our exercise of seven purchase options for 737 MAX Family aircraft that we previously announced our intention to exercise over the course of 2022.
We also have agreements for 56 spare engines to be delivered in 2022 and beyond.
We currently have financing commitments in place for all aircraft on order and scheduled to be delivered in 2022 except for five Airbus A320neo Family aircraft and three Embraer 175 aircraft. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions, including in some cases, on our acquisition of the aircraft by a certain date and (2) the performance by the counterparty providing such financing commitments of its obligations thereunder. We do not have financing commitments in place for any of the aircraft scheduled to be delivered in 2023 and beyond, except for four Boeing 787 Family aircraft scheduled to be delivered in 2023 and five Boeing 787 Family aircraft scheduled to be delivered in 2024.

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
Contractual Obligations
The following table provides details of our material cash requirements from known contractual obligations as of June 30, 2022 (in millions). Except to the extent set forth in the applicable accompanying footnotes, the table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$807	$4,202	$3,502	$7,784	$4,447	$10,786	$31,528
Interest obligations (b), (c)	854	1,822	1,501	1,249	673	867	6,966
Finance lease obligations	127	186	181	118	93	105	810
Aircraft and engine purchase commitments (d)	859	1,935	3,203	3,728	2,270	702	12,697
Operating lease commitments	993	1,957	1,646	1,294	1,024	5,083	11,997
Regional capacity purchase agreements (e)	801	1,831	1,867	1,710	1,093	2,159	9,461
Minimum pension obligations (f)	—	31	23	—	—	—	54
Retiree medical and other postretirement benefits	47	89	84	81	78	312	691
Other purchase obligations (g)	3,545	3,083	2,332	1,133	604	933	11,630
Total American Contractual Obligations	8,033	15,136	14,339	17,097	10,282	20,947	85,834

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	—	—	1,500	—	3,746	5,246
Interest obligations (b)	61	122	121	138	139	699	1,280
Finance lease obligations	3	10	10	—	—	—	23
Operating lease commitments	11	19	14	10	8	34	96
Minimum pension obligations (f)	—	1	—	—	—	1	2
Total AAG Contractual Obligations	$8,108	$15,288	$14,484	$18,745	$10,429	$25,427	$92,481

(a)Amounts represent contractual amounts due. Excludes $396 million and $25 million of unamortized debt discount, premium and issuance costs as of June 30, 2022 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at June 30, 2022.
(c)Includes $9.4 billion of future principal payments and $1.5 billion of future interest payments as of June 30, 2022, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(d)See "Aircraft and Engine Purchase Commitments" in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about the firm commitment aircraft delivery schedule, in particular the footnotes to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate; however, the actual delivery schedule may differ from the table above, potentially materially. Additionally, the amounts in the table exclude nine and four Boeing 787-8 aircraft to be delivered in 2022 and 2023, respectively, as well as five Boeing 787-9 aircraft to be delivered in 2024, in each case, for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.
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
Aircraft Fuel
As of June 30, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2022 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2022 annual fuel expense by approximately $40 million.
Foreign Currency
We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated transactions. Our largest exposure comes from the Euro, British pound sterling, various Latin American currencies, primarily the Brazilian real, Canadian dollar and Chinese yuan. We do not currently have a foreign currency hedge program.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our June 30, 2022 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $106 million and annual interest income on short-term investments would increase by approximately $125 million.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of June 30, 2022, we had $10.6 billion of borrowings linked to LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of June 30, 2022 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
For the quarter ended June 30, 2022, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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
Risks Related to our Business
The outbreak and global spread of COVID-19 and government-imposed measures to prevent or reduce its spread have resulted in significant volatility in demand for air travel, the impacts of which have adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity.
The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, have resulted in significant volatility in demand for air travel, which has adversely affected our business, operations and financial condition to an unprecedented extent. Measures implemented during the pandemic—such as travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, cancellation of public events and many others—initially resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material deterioration in demand, we took a number of aggressive actions to ameliorate our business, operations and financial condition. We focused on reducing our capacity, making structural changes to our fleet, reducing costs including implementing voluntary leave and early retirement programs, preserving cash and improving our overall liquidity position. We reduced our system-wide capacity and, while we have increased capacity to match a subsequent recovery in demand for air travel, we will continue to monitor conditions and to proactively evaluate and adjust our schedule to match demand. Additionally, we retired certain mainline aircraft earlier than planned, including all of our Airbus A330, Boeing 757, Boeing 767 and Embraer 190 aircraft as well as certain regional aircraft, including all of our Embraer 140 and Bombardier CRJ200 aircraft, which we expect will allow us to be more efficient by reducing the number of sub-fleets we operate, and we have also placed a number of Boeing 737-800 aircraft into temporary storage. We moved quickly to attempt to better align our costs with our reduced schedule and implemented other cost-saving initiatives (including reductions in maintenance expense, marketing expense, event and training expense, airport facilities expense, salaries and benefits expense, and other volume-related expense reductions, including fuel). The duration and severity of the COVID-19 pandemic remain uncertain, and there can be no assurance that any of the mitigating actions we have taken will suffice to sustain our business and operations through this pandemic.
We have taken and may take additional actions to improve our financial position, including measures to improve liquidity, such as obtaining financial assistance under the CARES Act, the PSP Extension Law and the American Rescue Plan Act of 2021 (ARP). In 2020, we received approximately $6.0 billion in financial assistance from Treasury through PSP1 established under the CARES Act, and in 2021, we received approximately $3.5 billion in financial assistance from Treasury through PSP2 established under the PSP Extension Law and $3.3 billion in financial assistance from Treasury through PSP3 established under the ARP. In connection with the financial assistance we have received through PSP1, PSP2 and PSP3, we are required to comply with the relevant provisions of the CARES Act, the PSP Extension Law and the ARP, including the requirement that funds provided pursuant to PSP1, PSP2 and PSP3 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained; provisions prohibiting the repurchase of AAG common stock and the payment of common stock dividends through September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023. Additionally, under PSP1, PSP2 and PSP3, we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts.

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
The full extent of the ongoing impact of the COVID-19 pandemic on our longer-term operational and financial performance will depend on future developments, many of which are outside our control, including the effectiveness of the mitigation strategies discussed above; the duration and spread of COVID-19, including recurrence of the pandemic or the emergence of novel variants, and related travel advisories, restrictions and testing regimes; the supply of effective vaccines and success of efforts to deploy the vaccines; the impact of the COVID-19 pandemic on overall long-term demand for air travel; the impact on demand and capacity which could result from government mandates on air service (including, for instance, requirements for passengers to wear face coverings while traveling or have their temperature checked or have administered COVID-19 tests and other checks prior to or after entering an airport or boarding an airplane, or which would limit the number of seats that can be occupied on an aircraft to allow for social distancing or prohibit flights to certain locations); the impact of COVID-19 on our employees’ ability to work because they are quarantined or sickened as a result of exposure to COVID-19 or if they are subject to additional governmental COVID-19 curfews or "stay at home" health orders or similar restrictions; the impact of federal vaccine mandates, including the willingness of our employees to comply with such mandates and potential conflict with actions by certain states that are in conflict with the federal mandate; the impact of the COVID-19 pandemic on the financial health and operations of our business partners and future governmental actions, all of which are highly uncertain and cannot be predicted. Despite recalling previously furloughed frontline team members and continuously hiring new employees, airlines have experienced, and may continue to experience, periodic staffing shortages which may result in flight cancellations and other operational disruptions. The emergence of novel variants, such as the fast-spreading omicron variant in late 2021, could result in a significant rise in global cases, which could lead to higher than normal employee absences. Continued volatility in demand for travel, coupled with the unpredictability of the ongoing pandemic, presents challenges in building and flying our schedule, in particular during peak travel periods. At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers' behavior, with such changes including but not limited to a permanent reduction in business travel as a result of increased usage of "virtual" and "teleconferencing" products and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business.
The COVID-19 pandemic has also caused significant disruption in global supply chains and staffing shortages, which have affected the availability and timely delivery and fulfillment of many goods, including certain of those that we purchase directly or which are required by third parties to perform contracted services for us. We rely on the operation of complex supply chains and a large number of third parties for the procurement and fulfillment of parts, components, consumable or disposable goods and other products and services essential to our business. Following a faster than expected return of demand for air travel as COVID-19 cases declined worldwide and governments lifted travel restrictions, suppliers and many of the airports we serve have experienced acute shortages of personnel, resulting in increased delays, cancellations and, in certain cases, restrictions on the number of flights to or from certain airports. We cannot guarantee that, as a result of ongoing or future supply chain disruptions or staffing shortages, we, our third-party partners, or the airports we serve will be able to timely source all of the products and services we require in the course of our business, or that we will be successful in procuring suitable alternatives.
We are also dependent upon effective COVID-19 vaccines, including an efficient distribution and sufficient supply, and significant uptake by the general public in order to normalize economic conditions and the airline industry and to realize our financial and growth plans and business strategy. The failure of a vaccine, including to the extent it is not effective against any new COVID-19 variants, significant unplanned adverse reactions to the vaccine, politicization of the vaccine or general public distrust of the vaccine could prolong the pandemic and have an adverse effect on our business, financial condition and results of operations. Additionally, in September 2021, the Biden Administration issued an executive order mandating a COVID-19 vaccination requirement for federal contractors. Due to a number of our agreements, American is classified as a government contractor. Consistent with this executive order and guidance from the Safer Federal Workforce Task Force responsible for implementing the order, we announced that the federal vaccine mandate would require all of American’s U.S.-based team members and certain international crew members to be vaccinated or be exempt due to an accommodation for a medical disability or sincerely held religious belief. Lawsuits have been filed in multiple jurisdictions challenging the order, and the U.S. District Court for the Southern District of Georgia in one of these cases issued a nationwide stay of enforcement of the executive order. The cases are currently before several U.S. Courts of Appeal and may ultimately be decided by the U.S. Supreme Court. Given the uncertainty of its viability in the courts, the timing of implementation and availability of accommodations, we cannot predict the impact of this federal vaccination requirement on our business. Moreover, we may be subject to state and local vaccine mandates and other COVID-19-related requirements governing airports where we operate. While the Occupational Health and Safety Administration (OSHA) has withdrawn its overarching COVID-19 Emergency Temporary Standard, the U.S. Supreme Court has acknowledged that OSHA may potentially issue a revised COVID-19 standard targeted to high-risk occupations or workplaces, which could impact our regional carriers and other service providers.
The COVID-19 pandemic continues to evolve, and its ultimate impact remains highly uncertain and subject to change. Even once the pandemic subsides, demand for certain types of air travel may remain weak for a prolonged period due to, among other things, adverse changes in business travel patterns or perceived or actual economic factors such as declines in income levels and/or loss of wealth resulting from the impact of the COVID-19 pandemic. In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could adversely impact our business, financial condition and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.
Downturns in economic conditions could adversely affect our business.
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our business. In particular, the COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels had a severe and prolonged effect on the global economy generally and, in turn, resulted in a prolonged period of depressed demand for air travel. In addition, a rapid economic expansion following the height of the pandemic resulted in significant inflationary pressures, which have increased our costs for aircraft fuel, wages and benefits and other goods and services we require to operate our business, as well as increasing the interest expense on our variable-rate indebtedness. Accordingly, we cannot predict the ultimate impact of the COVID-19 pandemic or its after-effects on our business, financial condition and results of operations. Additionally, the COVID-19 pandemic has necessitated changes in business practices which may persist. For example, businesses and other travelers may continue to forego air travel in favor of remote or flexible working policies and communication alternatives such as videoconferencing. In addition, to the extent businesses continue to permit air travel during the COVID-19 pandemic, they are more likely to require the purchase of less expensive tickets to reduce costs, thereby potentially impacting our average revenue per available seat mile. See also “The outbreak and global spread of COVID-19 and government-imposed measures to prevent or reduce its spread have resulted in significant volatility in demand for air travel, the impacts of which have adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity” and “The airline industry is intensely competitive and dynamic.”
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of June 30, 2022, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for the remainder of 2022 through 2026 would be approximately $12.0 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If needed, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; unfavorable market conditions; the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced; and the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry in particular. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft and engines or fund such other corporate requirements or may seek to negotiate deferrals for such aircraft and engines with the applicable manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully or to fund our committed expenditures. An inability to obtain necessary financing on acceptable terms would limit our ability to execute necessary capital projects and would have a material adverse impact on our business, results of operations and financial condition.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of June 30, 2022, we had $10.6 billion of borrowings linked to LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
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
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these credit card processing companies, under certain conditions (including, with respect to certain agreements, our failure to maintain certain levels of liquidity), to hold an amount of our cash (referred to as a holdback) equal to some or all of the advance ticket sales that have been processed by that credit card processor, but for which we have not yet provided the air transportation. Additionally, such credit card processing companies may require cash or other collateral reserves to be established. These credit card processing companies are not currently entitled to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in our financial condition or the triggering of a liquidity covenant. In light of the effect of the COVID-19 pandemic on demand for air travel and, in turn, capacity, we experienced a prolonged increase in demand from consumers for refunds on their tickets, and we cannot assure that we will not experience periods of elevated refund demand in the future. A material increase in requests for refunds and the ongoing impact of the COVID-19 pandemic on our longer-term financial performance may reduce our liquidity and cause us to be forced to post cash or other collateral with the credit card processing companies in respect of advance ticket sales. The imposition of holdback requirements, up to and including 100% of relevant advanced ticket sales, would materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition. For example, we maintain certain letters of credit, insurance- and surety-related agreements under which counterparties may require collateral, including cash collateral.
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
In addition to the effects of the ongoing COVID-19 pandemic, an outbreak of another contagious disease—such as has occurred in the past with the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus or any other similar illness—if it were to become associated with air travel or persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. See also "The outbreak and global spread of COVID-19 and government-imposed measures to prevent or reduce its spread have resulted in significant volatility in demand for air travel, the impacts of which have adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity.” As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.
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
Moreover, the outbreak and spread of COVID-19 have adversely impacted consumer perceptions of the health and safety of travel, and in particular airline travel, and these negative perceptions could continue even after the pandemic subsides. Actual or perceived risk of infection on our flights has had, and may continue to have, a material adverse effect on the public's perception of us, which has harmed, and may continue to harm, our reputation and business. We have taken various measures to reassure our team members and the traveling public of the safety of air travel, and we expect that we will continue to incur COVID-19 related costs as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers. However, we cannot assure that these or any other actions we might take in response to the COVID-19 pandemic will be sufficient to restore the confidence of consumers in the safety of air travel. In addition, as a result of mask mandates and other mitigating measures that airports and carriers were required by law to implement to limit the spread of COVID-19, we experienced an increase in the incidence of aggressive customer behavior and physical confrontation on our flights, certain of which resulted in injuries to our personnel. If our employees feel unsafe or believe that we are not doing enough to prevent and prosecute these incidents, we could experience higher rates of employee absence and we may suffer reputational harm which could make it more difficult to attract and retain employees, and which could in turn negatively affect our business, financial condition and results of operations.
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
Notwithstanding the foregoing, an ownership change subsequent to our emergence from bankruptcy may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes. In connection with the expiration in December 2021 of certain transfer restrictions applicable to substantial shareholders contained in our Certificate of Incorporation, the Board of Directors of AAG adopted a tax benefits preservation plan (the Tax Benefits Preservation Plan) in order to preserve our ability to use our NOLs and certain other tax attributes to reduce potential future income tax obligations. The Tax Benefits Preservation Plan was subsequently ratified by our stockholders at the 2022 Annual Meeting of Stockholders of AAG. The Tax Benefits Preservation Plan is designed to reduce the likelihood that we experience an ownership change by deterring certain acquisitions of AAG common stock. There is no assurance, however, that the deterrent mechanism will be effective, and such acquisitions may still occur. In addition, the Tax Benefits Preservation Plan may adversely affect the marketability of AAG common stock by discouraging existing or potential investors from acquiring AAG common stock or additional shares of AAG common stock, because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of AAG common stock would suffer substantial dilution of its ownership interest in AAG.
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
Our competitors include other major domestic airlines and foreign, regional and new entrant airlines, as well as joint ventures formed by some of these airlines, many of which have more financial or other resources and/or lower cost structures than ours, as well as other forms of transportation, including rail and private automobiles or alternatives to commuting or business travel including remote or flexible working policies and communication alternatives such as videoconferencing. In many of our markets, we compete with at least one low-cost carrier (including so-called ultra-low-cost carriers). Our revenues are sensitive to the actions of other carriers in many areas, including pricing, scheduling, capacity, fees (including cancellation, change and baggage fees), amenities, loyalty benefits and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses (such as occurred recently during the COVID-19 pandemic), as airlines under financial stress, or in bankruptcy, may institute pricing or fee structures intended to attract more customers to achieve near term survival at the expense of long-term viability.
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
American has established a transatlantic joint business with British Airways, Aer Lingus, Iberia and Finnair, a transpacific joint business with Japan Airlines and a joint business relating to Australia and New Zealand with Qantas, each of which has been granted antitrust immunity. The transatlantic joint business benefits from a grant of antitrust immunity from the United States Department of Transportation (DOT) and was reviewed by the European Commission (EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick (LGW) airports. The commitments accepted by the EC were binding for 10 years. In October 2018, in anticipation of the exit of the United Kingdom from the European Union (EU), commonly referred to as Brexit, and the expiry of the EC commitments in July 2020, the United Kingdom Competition and Markets Authority (CMA) opened an investigation into the transatlantic joint business. We continue to fully cooperate with the CMA and, in September 2020, the CMA adopted interim measures that effectively extend the EC commitments for an additional three years until March 2024 in light of the uncertainty and other impacts resulting from the COVID-19 pandemic. In April 2022, the CMA adopted a second interim measures decision that effectively extends the EC commitments for a further two years until March 2026 in light of the uncertainty and other impacts resulting from the COVID-19 pandemic. The CMA plans to complete its investigation before the scheduled expiration of the interim measures in March 2026. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those arrangements.
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
An important part of our strategy to expand our network has been to initiate or expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, including with Alaska Airlines Group, Inc. and Qatar Airways Company Q.C.S.C., and, in certain instances, including China Southern Airlines, GOL and our previously announced proposed investment in JetSMART, by making a significant equity investment in another airline in connection with initiating or expanding such a commercial relationship. We may explore additional investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies, and they may distract management focus from our operations or other strategic options. We may also be subject to consequences from any illegal conduct of joint business partners as well as to any political or regulatory change that negatively impacts or prohibits our arrangements with any such business partners. In addition, as a result of the global spread of COVID-19 and subsequent economic recovery, the industry experienced significant volatility in demand for air travel both internationally and domestically, which is expected to continue into the foreseeable future and could materially disrupt our partners' abilities to provide air service, the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the maintenance or expansion of existing relationships. If any carriers with which we partner or in which we hold an equity stake were to cease trading or be declared insolvent, we could lose the value of any such investment or experience significant operational disruption. These events could have a material adverse effect on our business, results of operations and financial condition.
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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business and thus is a significant factor in the price of airline tickets. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $0.37 per gallon to a high of approximately $4.40 per gallon during the period from January 1, 2019 to June 30, 2022. In particular, fuel prices rose substantially in 2021, and significant price increases have continued in 2022.

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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of June 30, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
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
Similarly, there are a number of legislative and regulatory initiatives and reforms at the state and local levels. These initiatives include increasingly stringent laws to protect the environment, wage/hour requirements, mandatory paid sick or family leave, and healthcare mandates. These laws could affect our relationship with our workforce and the vendors that serve our airlines and cause our expenses to increase without an ability to pass through these costs. In recent years, the airline industry has experienced an increase in litigation over the application of state and local employment laws, particularly in California. Application of these laws may result in operational disruption, increased litigation risk and impact our negotiated labor agreements. For example, we are currently involved in legal proceedings brought by flight attendants and certain other work groups in California concerning alleged violations of the state's labor code including, among other things, violations of certain meal and rest break laws, and an adverse determination in any of these cases could adversely impact our operational flexibility and result in the imposition of damages and fines, which could potentially be significant. Additionally, in September 2021, the Biden Administration issued an executive order mandating a COVID-19 vaccination requirement for federal contractors. Due to a number of our agreements, American is classified as a government contractor. Consistent with this executive order and guidance from the Safer Federal Workforce Task Force responsible for implementing the order, we announced in that the federal vaccine mandate would require all of American’s U.S.-based team members and certain international crew members to be vaccinated or be exempt due to an accommodation for a medical disability or sincerely held religious belief. Lawsuits have been filed in multiple jurisdictions challenging the order, and the U.S. District Court for the Southern District of Georgia in one of these cases issued a nationwide stay of enforcement of the executive order. The cases are currently before several U.S. Courts of Appeal and may ultimately be decided by the U.S. Supreme Court. Given the uncertainty of its viability in the courts, the timing of implementation and availability of accommodations, we cannot predict the impact of this federal vaccination requirement on our business. Moreover, we may be subject to state and local vaccine mandates and other COVID-19-related requirements governing airports where we operate. While OSHA has withdrawn its overarching COVID-19 Emergency Temporary Standard, the U.S. Supreme Court has acknowledged that OSHA may potentially issue a revised COVID-19 standard targeted to high-risk occupations or workplaces, which could impact our regional carriers and other service providers.
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
Any significant reduction in air traffic capacity at and in the airspace serving key airports in the U.S. or overseas could have a material adverse effect on our business, results of operations and financial condition. In addition, the ATC system is not successfully modernizing to meet the growing demand for U.S. air travel. Air traffic controllers rely on outdated procedures and technologies that routinely compel airlines, including ourselves, to fly inefficient routes or take significant delays on the ground. The ATC system’s inability to manage existing travel demand has led government agencies to implement short-term capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions of air traffic. The outdated technologies also cause the ATC system to be less resilient in the event of a failure, and past system disruptions have resulted in large-scale flight cancellations and delays.
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
Further, our business has been adversely impacted when government agencies have ceased to operate as expected, including due to partial shut-downs, sequestrations or similar events and the COVID-19 pandemic. These events have resulted in, among other things, reduced demand for air travel, an actual or perceived reduction in air traffic control and security screening resources and related travel delays, as well as disruption in the ability of the FAA to grant required regulatory approvals, such as those that are involved when a new aircraft is first placed into service.
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
Brexit has also led to legal and regulatory uncertainty such as the identity of the relevant regulators, new regulatory action and/or potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. For example, in October 2018, in anticipation of Brexit and the expiry of the EC commitments in July 2020, the CMA opened an investigation into the transatlantic joint business. We continue to fully cooperate with the CMA and, in September 2020, the CMA adopted interim measures that effectively extend the EC commitments for an additional three years until March 2024 in light of the uncertainty and other impacts resulting from the COVID-19 pandemic. In April 2022, the CMA adopted a second interim measures decision that effectively extends the EC commitments for a further two years until March 2026 in light of the uncertainty and other impacts resulting from the COVID-19 pandemic. The CMA plans to complete its investigation before the interim measures are scheduled to expire in March 2026. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts, or other governmental or regulatory actions taken by the United Kingdom or the EU in connection with or subsequent to Brexit, cannot be predicted, including whether or not regulators will continue to approve or impose material conditions on our business activities. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
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
In the event that CORSIA does not come into force as expected, American and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that could affect global competitors differently without offering meaningful aviation environmental improvements. For example, in June 2022, the European Parliament and European Council adopted their respective positions on a set of measures to reform the EU Emissions Trading System (ETS) as part of the EU's "Fit for 55" program, an initiative published by the EC in July 2021. To the extent that the EC's initial proposals are adopted, these measures would expand the scope of the EU ETS to include emissions from all flights departing from an airport located in the European Economic Area (EEA); currently the EU ETS applies only to emissions from intra-EEA flights. These proposals, if enacted in the form proposed by the EC, may lead to increased expense related to the emissions of our flights departing from EEA airports. Concerns over climate change are likely to result in continued attempts by municipal, state, regional, and federal agencies to adopt requirements or change business environments related to aviation that, if successful, may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs, including new taxes, to regulate domestic GHG emissions. Finally, certain airports have adopted, and others could in the future adopt, GHG emission or climate-related goals that could impact our operations or require us to make changes or investments in our infrastructure.
In January 2021, the U.S. Environmental Protection Agency (EPA) adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards for new aircraft engines would not apply retroactively to engines already on in-service aircraft. These final standards have been challenged by several states and environmental groups, and the Biden Administration has issued an executive order requiring a review of these final standards. On November 15, 2021, the EPA announced that it will not rewrite the existing aircraft engine GHG emissions standards but will press for ambitious new aircraft GHG emission standards at international negotiations organized by the ICAO in late 2022. The development of new aircraft GHG emissions standards cannot be predicted at this time.
The EC has proposed the creation of a sustainable aviation fuel (SAF) blending mandate for aviation fuel suppliers set at 2% beginning in 2025 and rising to 63% by 2050, among other requirements. Individual EU member states have been developing their own requirements including, for example, a 1% SAF mandate in France that came into force on January 1, 2022. Whether these regulations will be finalized and the potential effects on our business are uncertain at this time.
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
These and other factors have contributed to a significant shortage of qualified, entry-level pilots, shortages of experienced pilots trained and ready for duty, and increased compensation costs, particularly for our regional subsidiaries and our other regional partners who are being required by market conditions to pay significantly increased wages and large signing and other bonuses to their pilots in an attempt to achieve desired staffing levels. The foregoing factors have also led to increased competition from large, mainline carriers attempting to meet their hiring needs and significant proposed increases in mainline pilot compensation. We believe that this industry-wide pilot shortage is becoming an increasing problem for airlines in the United States. Our regional airline subsidiaries and other regional partners have recently been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions, increased compensation expense and costs of operations, financial difficulties and other adverse effects, and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business.
We depend on a limited number of suppliers for aircraft, aircraft engines and parts.
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, as of the end of 2021, all of our mainline aircraft were manufactured by either Airbus or Boeing and all of our regional aircraft were manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by the acquisition of Rockwell Collins by United Technologies and the transactions involving Airbus and Bombardier and Mitsubishi and Bombardier. Due to the limited number of these suppliers, we are vulnerable to any problems associated with the performance of their obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers, adverse perception by the public that would result in customer avoidance of any of our aircraft or any action by the FAA or any other regulatory authority resulting in an inability to certify or operate our aircraft, even temporarily. For instance, in March 2019, the FAA ordered the grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020, and in April 2021, we removed from operations, pending ongoing inspection and investigation, a subset of our Boeing 737 MAX Family aircraft after receipt of notice from Boeing of a potential electrical power system issue relating to those aircraft. More recently, Boeing has been unable to deliver 787 aircraft that we have on order due to regulatory concerns raised by the FAA, as a result of which we have been forced, on more than one occasion, to significantly reduce our previously scheduled long-haul flying and suspend or delay our service to certain long-haul markets. The limited number of these suppliers may also result in reduced competition and potentially higher prices than if the supplier base was less concentrated.
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
Our aircraft employ a number of sophisticated radio and satellite-based navigation and safety technologies, and we are subject to risks associated with the introduction or expansion of technologies that could interfere with the safe operation of these flight systems. For example, telecommunications companies are expanding and increasing the commercial and consumer applications of 5G cellular communication networks, and regulators, manufacturers and operators have expressed concerns that certain 5G applications could interfere with certain flight systems. On December 23, 2021, the FAA issued a special airworthiness information bulletin (SAIB), in which it indicated that further testing and assessment is needed regarding the effects of 5G on certain aircraft equipped with radar altimeters, which measure the aircraft’s altitude and guide pilots during landings. If it were determined that 5G signals posed an interference risk to these altimeters or other systems, the FAA indicated in its SAIB that it could restrict flight operations in areas where such interference could occur. On January 18, 2022, major U.S. telecommunications companies agreed to delay the implementation of 5G near airports until July 5, 2022 while working with the FAA to develop long-term mitigations to support safe aviation operations. While the telecommunications industry agreed to delay the activation of 5G transmitters in close proximity to airports, it did move forward with the activation of a vast majority of 5G transmitters away from airports, and we expect that companies will continue expanding their 5G networks over the next several years. As a result, the FAA has taken precautionary steps to mitigate any remaining interference risks, which have resulted in minimal impacts to our operations, particularly in low-visibility conditions at certain airports and with our regional carriers. While we are working closely with the FAA and other aviation industry participants to develop a long-term strategy that permits the full implementation of the 5G spectrum without disruption to safe aviation operations, any new restrictions imposed to mitigate interference risks would require us to adjust our operating procedures and could impact our ability to operate certain aircraft or to serve certain markets. On June 17, 2022, the FAA announced that major U.S. telecommunications companies have agreed to continue to keep 5G mitigations beyond July 5, 2022, but simultaneously announced their expectation that the U.S. mainline commercial fleet to have radio altimeter retrofits or other enhancements in place by July 2023. We have signaled to the FAA our commitment to update our aircraft as soon as possible.
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
•expectations regarding our capital deployment program, including any future share repurchase programs and any future dividend payments that may be declared by our Board of Directors, or any future determination to cease repurchasing stock or paying dividends (which we have suspended for an indefinite period in accordance with the applicable requirements under the CARES Act, the PSP Extension Law and the ARP);
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

The closing price of our common stock on Nasdaq varied from $15.00 to $25.82 during 2021 and $12.16 to $20.22 during 2022 year-to-date through July 15, 2022. At times during this period, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that this wide range of trading prices is broadly indicative of the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
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

Exhibit Number	Description

10.1	Supplemental Agreement No. 23, dated as of May 5, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company.*
10.2	Supplemental Agreement No. 24, dated as of June 6, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company.*
10.3	Amendment, dated as of June 30, 2022, to the Promissory Notes and the Warrants issued by American Airlines Group Inc. to the United States Department of the Treasury.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: July 21, 2022	By:	/s/ Derek J. Kerr
Derek J. Kerr
Vice Chair, Chief Financial Officer and President, American Eagle
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: July 21, 2022	By:	/s/ Derek J. Kerr
Derek J. Kerr
Vice Chair, Chief Financial Officer and President, American Eagle
(Duly Authorized Officer and Principal Financial Officer)