Form 10-Q
period 2022-09-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2022-10-20
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022

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
As of October 14, 2022, there were 649,900,887 shares of American Airlines Group Inc. common stock outstanding.
As of October 14, 2022, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2022

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
“Air Wisconsin” means Air Wisconsin Airlines LLC.
“American” means American Airlines, Inc., a wholly-owned subsidiary of AAG.
“American Eagle” means our regional carriers, including our wholly-owned regional carriers Envoy, PSA and Piedmont, as well as third-party regional carriers including Air Wisconsin, Mesa, Republic and SkyWest.
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
“IRA” means the Inflation Reduction Act.
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues:
Passenger	$12,396	$7,957	$32,438	$17,682
Cargo	279	332	970	973
Other	787	680	2,375	1,800
Total operating revenues	13,462	8,969	35,783	20,455
Operating expenses:
Aircraft fuel and related taxes	3,847	1,952	10,369	4,596
Salaries, wages and benefits	3,384	3,018	9,773	8,611
Regional expenses	1,174	887	3,298	2,148
Maintenance, materials and repairs	685	548	1,949	1,383
Other rent and landing fees	710	694	2,081	1,950
Aircraft rent	347	358	1,045	1,064
Selling expenses	495	318	1,331	745
Depreciation and amortization	491	480	1,486	1,439
Special items, net	37	(990)	189	(3,986)
Other	1,362	1,109	4,037	2,784
Total operating expenses	12,532	8,374	35,558	20,734
Operating income (loss)	930	595	225	(279)
Nonoperating income (expense):
Interest income	70	5	107	13
Interest expense, net	(499)	(476)	(1,430)	(1,332)
Other income, net	157	82	274	241
Total nonoperating expense, net	(272)	(389)	(1,049)	(1,078)
Income (loss) before income taxes	658	206	(824)	(1,357)
Income tax provision (benefit)	175	37	(148)	(296)
Net income (loss)	$483	$169	$(676)	$(1,061)

Earnings (loss) per common share:
Basic	$0.74	$0.26	$(1.04)	$(1.65)
Diluted	$0.69	$0.25	$(1.04)	$(1.65)
Weighted average shares outstanding (in thousands):
Basic	650,586	648,564	650,145	642,432
Diluted	715,985	721,142	650,145	642,432

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$483	$169	$(676)	$(1,061)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	29	40	85	146
Investments	(1)	—	(5)	—
Total other comprehensive income, net of tax	28	40	80	146
Total comprehensive income (loss)	$511	$209	$(596)	$(915)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$332	$273
Short-term investments	10,900	12,158
Restricted cash and short-term investments	953	990
Accounts receivable, net	1,991	1,505
Aircraft fuel, spare parts and supplies, net	2,215	1,795
Prepaid expenses and other	986	615
Total current assets	17,377	17,336
Operating property and equipment
Flight equipment	39,154	37,856
Ground property and equipment	9,696	9,335
Equipment purchase deposits	643	517
Total property and equipment, at cost	49,493	47,708
Less accumulated depreciation and amortization	(19,506)	(18,171)
Total property and equipment, net	29,987	29,537
Operating lease right-of-use assets	7,549	7,850
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $816 and $786, respectively	2,069	1,988
Deferred tax asset	3,679	3,556
Other assets	1,900	2,109
Total other assets	11,739	11,744
Total assets	$66,652	$66,467
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$2,749	$2,489
Accounts payable	2,117	1,772
Accrued salaries and wages	1,662	1,489
Air traffic liability	8,161	6,087
Loyalty program liability	3,006	2,896
Operating lease liabilities	1,467	1,507
Other accrued liabilities	2,808	2,766
Total current liabilities	21,970	19,006
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	34,185	35,571
Pension and postretirement benefits	4,601	5,053
Loyalty program liability	6,141	6,239
Operating lease liabilities	6,281	6,610
Other liabilities	1,367	1,328
Total noncurrent liabilities	52,575	54,801
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 649,863,026 shares issued and outstanding at September 30, 2022; 647,727,595 shares issued and outstanding at December 31, 2021	6	6
Additional paid-in capital	7,277	7,234
Accumulated other comprehensive loss	(5,862)	(5,942)
Retained deficit	(9,314)	(8,638)
Total stockholders’ deficit	(7,893)	(7,340)
Total liabilities and stockholders’ equity (deficit)	$66,652	$66,467
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$2,331	$1,904
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(1,860)	(25)
Airport construction projects, net of reimbursements	(274)	(110)
Proceeds from sale-leaseback transactions	46	168
Proceeds from sale of property and equipment	37	181
Sales of short-term investments	13,412	7,540
Purchases of short-term investments	(12,113)	(15,159)
Decrease (increase) in restricted short-term investments	41	(330)
Purchase of equity investments	(205)	—
Other investing activities	—	14
Net cash used in investing activities	(916)	(7,721)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(2,038)	(6,639)
Proceeds from issuance of long-term debt	699	12,096
Shares withheld for taxes pursuant to employee stock plans	(16)	(13)
Deferred financing costs	(2)	(176)
Proceeds from issuance of equity	—	460
Other financing activities	10	121
Net cash provided by (used in) financing activities	(1,347)	5,849
Net increase in cash and restricted cash	68	32
Cash and restricted cash at beginning of period	408	399
Cash and restricted cash at end of period (1)	$476	$431

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$840	$914
Property and equipment acquired through finance leases	121	127
Operating lease conversion to finance lease	42	102
Equity investments	12	—
Finance lease conversion to operating lease	4	—
Supplemental information:
Interest paid, net	1,478	1,306
Income taxes paid	2	2

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$332	$293
Restricted cash included in restricted cash and short-term investments	144	138
Total cash and restricted cash	$476	$431
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$6	$7,234	$(5,942)	$(8,638)	$(7,340)
Net loss	—	—	—	(1,635)	(1,635)
Other comprehensive income, net	—	—	26	—	26
Issuance of 1,770,173 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(14)	—	—	(14)
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2022	6	7,243	(5,916)	(10,273)	(8,940)
Net income	—	—	—	476	476
Other comprehensive income, net	—	—	26	—	26
Issuance of 281,593 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(2)	—	—	(2)
Share-based compensation expense	—	18	—	—	18
Balance at June 30, 2022	6	7,259	(5,890)	(9,797)	(8,422)
Net income	—	—	—	483	483
Other comprehensive income, net	—	—	28	—	28
Issuance of 83,665 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	—	—	—	—
Share-based compensation expense	—	18	—	—	18
Balance at September 30, 2022	$6	$7,277	$(5,862)	$(9,314)	$(7,893)

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2020	$6	$6,894	$(7,103)	$(6,664)	$(6,867)
Net loss	—	—	—	(1,250)	(1,250)
Other comprehensive income, net	—	—	67	—	67
Impact of adoption of Accounting Standards Update 2020-06 related to convertible instruments	—	(320)	—	19	(301)
Issuance of 18,194,573 shares of AAG common stock pursuant to an at-the-market offering, net of offering costs	—	316	—	—	316
Issuance of PSP2 Warrants	—	65	—	—	65
Issuance of 1,700,380 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Share-based compensation expense	—	38	—	—	38
Balance at March 31, 2021	6	6,980	(7,036)	(7,895)	(7,945)
Net income	—	—	—	19	19
Other comprehensive income, net	—	—	39	—	39
Issuance of 5,956,191 shares of AAG common stock pursuant to an at-the-market offering, net of offering costs	—	144	—	—	144
Issuance of PSP2 and PSP3 Warrants	—	56	—	—	56
Issuance of 115,833 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	—	—	—	—
Share-based compensation expense	—	20	—	—	20
Balance at June 30, 2021	6	7,200	(6,997)	(7,876)	(7,667)
Net income	—	—	—	169	169
Other comprehensive income, net	—	—	40	—	40
Issuance of 30,970 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	—	—	—	—
Share-based compensation expense	—	21	—	—	21
Balance at September 30, 2021	$6	$7,221	$(6,957)	$(7,707)	$(7,437)
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread. Ongoing global vaccination efforts and the corresponding lifting of government restrictions in and between many markets resulted in a significant and rapid recovery in demand for air travel which continued into the third quarter of 2022. The continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be estimated. We will continue to match our forward capacity with observed booking trends for future travel and make further adjustments to our capacity as needed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fleet impairment (1)	$—	$—	$149	$—
Litigation reserve adjustments	37	—	37	—
PSP Financial Assistance (2)	—	(992)	—	(4,162)
Severance expenses (3)	—	—	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	(1)	—	5
Other operating special items, net	—	3	3	3
Mainline operating special items, net	37	(990)	189	(3,986)

PSP Financial Assistance (2)	—	(128)	—	(539)
Regional pilot retention program (4)	—	61	—	61
Fleet impairment (1)	—	—	—	27
Severance expenses (3)	—	—	—	2
Other operating special items, net	2	—	2	—
Regional operating special items, net	2	(67)	2	(449)
Operating special items, net	39	(1,057)	191	(4,435)

Mark-to-market adjustments on equity and other investments, net (5)	(57)	16	32	3
Debt refinancing, extinguishment and other, net	—	2	2	28
Nonoperating special items, net	(57)	18	34	31

Income tax special items, net	—	—	(9)	—

(1)Fleet impairment for the nine months ended September 30, 2022 included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Fleet impairment for the nine months ended September 30, 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from the U.S. Department of Treasury (Treasury) pursuant to the payroll support program established under the PSP Extension Law (PSP2) and the American Rescue Plan Act of 2021 (ARP) (PSP3).
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments related to our voluntary early retirement programs for the three and nine months ended September 30, 2022 were approximately $40 million and $180 million, respectively, and approximately $190 million and $480 million for the three and nine months ended September 30, 2021, respectively.
(4)Our regional pilot retention program provides for, among other things, a cash retention bonus paid in the fourth quarter of 2021 to eligible captains at our wholly-owned regional carriers included on the pilot seniority list as of September 1, 2021.
(5)Mark-to-market adjustments on equity and other investments, net principally included net unrealized gains and losses associated with our equity investments in GOL Linhas Aéreas Inteligentes S.A. (GOL), Vertical Aerospace Ltd. (Vertical) and China Southern Airlines Company Limited (China Southern Airlines).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
3. Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic EPS:
Net income (loss)	$483	$169	$(676)	$(1,061)
Weighted average common shares outstanding (in thousands)	650,586	648,564	650,145	642,432
Basic EPS	$0.74	$0.26	$(1.04)	$(1.65)

Diluted EPS:
Net income (loss)	$483	$169	$(676)	$(1,061)
Interest expense on 6.50% convertible senior notes	14	14	—	—
Net income (loss) for purposes of computing diluted EPS	$497	$183	$(676)	$(1,061)
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	650,586	648,564	650,145	642,432
Dilutive effect of stock awards	1,778	2,264	—	—
Dilutive effect of warrants	1,893	8,586	—	—
Assumed conversion of 6.50% convertible senior notes	61,728	61,728	—	—
Diluted weighted average common shares outstanding	715,985	721,142	650,145	642,432
Diluted EPS	$0.69	$0.25	$(1.04)	$(1.65)
Securities which were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
6.50% convertible senior notes	—	—	61,728	61,728
Restricted stock unit awards	4,490	1,172	5,400	3,272
PSP1 Warrants (1)	—	—	2,887	5,555
Treasury Loan Warrants (2)	—	—	902	1,731
PSP2 Warrants (3)	—	—	304	1,329
PSP3 Warrants (4)	—	—	—	—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Passenger revenue:
Passenger travel	$11,536	$7,287	$30,150	$16,177
Loyalty revenue - travel (1)	860	670	2,288	1,505
Total passenger revenue	12,396	7,957	32,438	17,682
Cargo	279	332	970	973
Other:
Loyalty revenue - marketing services (2)	655	585	1,991	1,571
Other revenue	132	95	384	229
Total other revenue	787	680	2,375	1,800
Total operating revenues	$13,462	$8,969	$35,783	$20,455

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
(2)During the three months ended September 30, 2022 and 2021, cash payments from co-branded credit card and other partners were $1.0 billion and $835 million, respectively. During the nine months ended September 30, 2022 and 2021, cash payments from co-branded credit card and other partners were $3.4 billion and $2.6 billion, respectively.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic	$8,786	$6,547	$23,966	$14,646
Latin America	1,596	957	4,357	2,375
Atlantic	1,901	408	3,848	555
Pacific	113	45	267	106
Total passenger revenue	$12,396	$7,957	$32,438	$17,682
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

	September 30, 2022	December 31, 2021
	(In millions)
Loyalty program liability	$9,147	$9,135
Air traffic liability	8,161	6,087
Total	$17,308	$15,222

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2021	$9,135
Deferral of revenue	2,367
Recognition of revenue (1)	(2,355)
Balance at September 30, 2022 (2)	$9,147

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of September 30, 2022, our current loyalty program liability was $3.0 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the continued impact of the COVID-19 pandemic, we will continue to monitor redemption patterns and may adjust our estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2022, $4.4 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2021. In response to the COVID-19 pandemic, we extended the contract duration for certain tickets to September 30, 2022, principally those tickets which were issued in 2020 and 2021. Additionally, we extended the contract duration to December 31, 2022 for tickets to certain international destinations. We also have eliminated change fees for most domestic and international tickets providing more flexibility for customers to change travel plans. Given this flexibility offered to our customers and the uncertainty surrounding the future demand for air travel, our estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as our estimates of refunds may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2022	December 31, 2021
Secured
2013 Term Loan Facility, variable interest rate of 4.83%, installments through 2025	$1,752	$1,770
2014 Term Loan Facility, variable interest rate of 4.87%, installments through 2027	1,196	1,208
December 2016 Term Loan Facility, variable interest rate of 4.82%, installments through 2023	1,188	1,188
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026 (1)	3,500	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 7.46%, installments beginning in July 2023 through April 2028 (1)	3,500	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.76%, maturing from 2022 to 2034	9,352	9,357
Equipment loans and other notes payable, fixed and variable interest rates ranging from 3.21% to 6.29%, averaging 4.45%, maturing from 2022 to 2032	3,075	3,433
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,050	1,129
	31,313	31,785
Unsecured
PSP1 Promissory Note, interest only payments until due in April 2030	1,757	1,765
PSP2 Promissory Note, interest only payments until due in January 2031	1,030	1,035
PSP3 Promissory Note, interest only payments until due in April 2031	959	946
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
3.75% senior notes, interest only payments until due in March 2025	500	500
5.000% senior notes	—	750
	5,246	5,996
Total long-term debt	36,559	37,781
Less: Total unamortized debt discount, premium and issuance costs	401	458
Less: Current maturities	2,560	2,315
Long-term debt, net of current maturities	$33,598	$35,008

(1)Collectively referred to as the AAdvantage Financing.
As of September 30, 2022, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Short-term Revolving and Other Facilities	220
Total	$3,063

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
American has an undrawn $150 million short-term revolving credit facility, which was set to expire at the beginning of January 2022 but which has been extended through the beginning of January 2023. American also currently has $70 million of available borrowing base under a cargo receivables facility that was entered into in December 2020 and is set to expire in December 2022. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
6.50% Convertible Senior Notes
At September 30, 2022, the if-converted value of the 6.50% convertible senior notes due 2025 (the Convertible Notes) did not exceed the principal amount. The last reported sale price per share of our common stock (as defined in the indenture governing our Convertible Notes, the Convertible Notes Indenture) did not exceed 130% of the conversion price of the Convertible Notes for at least 20 of the 30 consecutive trading days ending on September 30, 2022. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes cannot convert at their option at any time during the quarter ending December 31, 2022. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
2022 Financing Activities
2021-1 Aircraft EETCs
In November 2021, American created two pass-through trusts which issued $960 million aggregate face amount of Series 2021-1 Class A and Class B EETCs (the 2021-1 Aircraft EETCs) in connection with the financing of 26 aircraft previously delivered or originally scheduled to be delivered to American through September 2022 (the 2021-1 Aircraft). In 2021, $94 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of five aircraft under the 2021-1 Aircraft EETCs, all of which was used to repay existing indebtedness. During the nine months ended September 30, 2022, $699 million of proceeds had been used to purchase equipment notes issued by American in connection with the financing of 17 aircraft under the 2021-1 Aircraft EETCs. Interest and principal payments on equipment notes issued in connection with the 2021-1 Aircraft EETCs are payable semi-annually in January and July of each year. Interest payments began in July 2022 and principal payments are scheduled to begin in January 2023. The remaining proceeds of $167 million as of September 30, 2022 were being held in escrow with a depositary for the benefit of the holders of the 2021-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2021-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheets because the proceeds held by the depositary for the benefit of the holders of the 2021-1 Aircraft EETCs are not American’s assets.
Certain information regarding the 2021-1 Aircraft EETC equipment notes, as of September 30, 2022, is set forth in the table below.

2021-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$758 million	$202 million
Remaining escrowed proceeds	$133 million	$34 million
Fixed interest rate per annum	2.875%	3.95%
Maturity date	July 2034	July 2030
Other Financing Activities
During the nine months ended September 30, 2022, we repurchased $349 million of unsecured notes on the open market.

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
On August 16, 2022, the Inflation Reduction Act (the IRA) was signed into law in the U.S. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1.0 billion and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022 and several tax incentives to promote clean energy. Based on our current analysis and pending future guidance to be issued by Treasury, we do not believe these provisions will have a material impact on our consolidated financial statements.
During the three and nine months ended September 30, 2022, we recorded an income tax provision of $175 million and an income tax benefit of $148 million, respectively.
7. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2022.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2022
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$281	$281	$—	$—
Corporate obligations	5,719	—	5,719	—
Bank notes/certificates of deposit/time deposits	3,860	—	3,860	—
Repurchase agreements	1,040	—	1,040	—
	10,900	281	10,619	—
Restricted cash and short-term investments (1), (3)	953	546	407	—
Long-term investments (4)	284	284	—	—
Total	$12,137	$1,111	$11,026	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments mature in one year or less.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
(3)Restricted cash and short-term investments primarily include collateral held to support workers' compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at John F. Kennedy International Airport.
(4)Long-term investments include our equity investments in China Southern Airlines, Vertical and GOL. These investments are reflected in other assets on the condensed consolidated balance sheets.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $3.7 billion as of September 30, 2022 and December 31, 2021, which would have been classified as Level 3 in the fair value hierarchy. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.0 billion and $1.4 billion as of September 30, 2022 and December 31, 2021, respectively.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$36,158	$33,139	$37,323	$38,567
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2022	2021	2022	2021
Service cost	$1	$1	$3	$2
Interest cost	140	132	7	8
Expected return on assets	(284)	(269)	(3)	(3)
Amortization of:
Prior service cost (benefit)	7	7	(3)	(3)
Unrecognized net loss (gain)	39	54	(6)	(6)
Net periodic benefit income	$(97)	$(75)	$(2)	$(2)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2022	2021	2022	2021
Service cost	$3	$3	$11	$7
Interest cost	416	394	22	23
Expected return on assets	(853)	(813)	(9)	(9)
Special termination benefits	—	—	—	139
Amortization of:
Prior service cost (benefit)	21	21	(10)	(10)
Unrecognized net loss (gain)	117	159	(19)	(17)
Net periodic benefit cost (income)	$(296)	$(236)	$(5)	$133
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2021	$(4,736)	$(2)	$(1,204)		$(5,942)
Other comprehensive income (loss) before reclassifications	—	(6)	1		(5)
Amounts reclassified from AOCI	109	—	(24)	(2)	85
Net current-period other comprehensive income (loss)	109	(6)	(23)		80
Balance at September 30, 2022	$(4,627)	$(8)	$(1,227)		$(5,862)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$9	$9	Nonoperating other income, net
Actuarial loss	26	37	76	110	Nonoperating other income, net
Total reclassifications for the period, net of tax	$29	$40	$85	$119
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
Regional expenses for the three months ended September 30, 2022 and 2021 include $81 million and $78 million of depreciation and amortization, respectively, and $1 million of aircraft rent. Regional expenses for the nine months ended September 30, 2022 and 2021 include $240 million and $236 million of depreciation and amortization, respectively, and $4 million and $5 million of aircraft rent, respectively.
During the three months ended September 30, 2022 and 2021, we recognized $152 million and $125 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2022 and 2021, we recognized $462 million and $343 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The complaint named as defendants US Airways Group, US Airways, Inc., AMR Corporation and American, alleged that the effect of the merger of US Airways Group and AMR Corporation (the Merger) may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in our favor. On March 25, 2022, the U.S. District Court for the Southern District of New York entered judgment affirming the Bankruptcy Court's decision. Plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit, and filed their opening brief on August 3, 2022. We believe this lawsuit is without merit and intend to continue to vigorously defend against it, including against any further appeals by plaintiffs.
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice (DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) alleging that American and JetBlue violated U.S. antitrust laws in connection with the previously disclosed Northeast Alliance arrangement (NEA). The parties are currently presenting their respective cases in a bench trial that commenced on September 27, 2022. We believe the complaint is without merit and are defending against it vigorously.
Also on September 21, 2021, the United States Department of Transportation (DOT) published a Clarification Notice relating to the agreement that had been reached between the DOT, American, and JetBlue in January 2021, at the conclusion of the DOT’s review of the NEA (DOT Agreement). The DOT Clarification Notice stated, among other things, that the DOT Agreement remains in force during the pendency of the DOJ action against the NEA and, while the DOT retains independent statutory authority to prohibit unfair methods of competition in air transportation, the DOT intends to defer to DOJ to resolve the antitrust concerns that DOJ has identified with respect to the NEA. The DOT simultaneously published a Notice Staying Proceeding in relation to a complaint by Spirit Airlines, Inc. regarding the NEA, pending resolution of the DOJ action described above. On September 30, 2022, the DOT issued a further statement referencing the prior Clarification Notice and, among other things, indicating its intention to continue working with the DOJ in its efforts to resolve the ongoing proceedings regarding the Northeast Alliance.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues:
Passenger	$12,396	$7,957	$32,438	$17,682
Cargo	279	332	970	973
Other	786	679	2,370	1,799
Total operating revenues	13,461	8,968	35,778	20,454
Operating expenses:
Aircraft fuel and related taxes	3,847	1,952	10,369	4,596
Salaries, wages and benefits	3,382	3,017	9,768	8,607
Regional expenses	1,172	789	3,253	2,053
Maintenance, materials and repairs	685	548	1,949	1,383
Other rent and landing fees	710	694	2,081	1,950
Aircraft rent	347	358	1,045	1,064
Selling expenses	495	318	1,331	745
Depreciation and amortization	488	480	1,480	1,439
Special items, net	37	(990)	189	(3,986)
Other	1,363	1,109	4,039	2,785
Total operating expenses	12,526	8,275	35,504	20,636
Operating income (loss)	935	693	274	(182)
Nonoperating income (expense):
Interest income	111	8	162	26
Interest expense, net	(482)	(435)	(1,342)	(1,214)
Other income, net	156	82	274	239
Total nonoperating expense, net	(215)	(345)	(906)	(949)
Income (loss) before income taxes	720	348	(632)	(1,131)
Income tax provision (benefit)	180	68	(115)	(247)
Net income (loss)	$540	$280	$(517)	$(884)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$540	$280	$(517)	$(884)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	29	40	85	145
Investments	(1)	—	(5)	—
Total other comprehensive income, net of tax	28	40	80	145
Total comprehensive income (loss)	$568	$320	$(437)	$(739)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$327	$265
Short-term investments	10,898	12,155
Restricted cash and short-term investments	953	990
Accounts receivable, net	1,968	1,484
Receivables from related parties, net	6,475	5,547
Aircraft fuel, spare parts and supplies, net	2,098	1,692
Prepaid expenses and other	949	579
Total current assets	23,668	22,712
Operating property and equipment
Flight equipment	38,810	37,520
Ground property and equipment	9,272	8,966
Equipment purchase deposits	643	517
Total property and equipment, at cost	48,725	47,003
Less accumulated depreciation and amortization	(19,059)	(17,770)
Total property and equipment, net	29,666	29,233
Operating lease right-of-use assets	7,484	7,810
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $816 and $786, respectively	2,069	1,988
Deferred tax asset	3,497	3,408
Other assets	1,694	1,903
Total other assets	11,351	11,390
Total assets	$72,169	$71,145
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$2,742	$1,742
Accounts payable	2,012	1,630
Accrued salaries and wages	1,489	1,385
Air traffic liability	8,161	6,087
Loyalty program liability	3,006	2,896
Operating lease liabilities	1,450	1,496
Other accrued liabilities	2,701	2,628
Total current liabilities	21,561	17,864
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	28,950	30,352
Pension and postretirement benefits	4,569	5,020
Loyalty program liability	6,141	6,239
Operating lease liabilities	6,231	6,578
Other liabilities	1,269	1,266
Total noncurrent liabilities	47,160	49,455
Commitments and contingencies
Stockholder's equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,211	17,152
Accumulated other comprehensive loss	(5,961)	(6,041)
Retained deficit	(7,802)	(7,285)
Total stockholder's equity	3,448	3,826
Total liabilities and stockholder’s equity	$72,169	$71,145
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$1,515	$4,392
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(1,818)	(1)
Airport construction projects, net of reimbursements	(274)	(110)
Proceeds from sale-leaseback transactions	46	168
Proceeds from sale of property and equipment	37	181
Sales of short-term investments	13,412	7,540
Purchases of short-term investments	(12,113)	(15,145)
Decrease (increase) in restricted short-term investments	41	(330)
Purchase of equity investments	(205)	—
Other investing activities	—	14
Net cash used in investing activities	(874)	(7,683)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(1,279)	(6,615)
Proceeds from issuance of long-term debt	699	10,115
Deferred financing costs	(2)	(174)
Other financing activities	12	—
Net cash provided by (used in) financing activities	(570)	3,326
Net increase in cash and restricted cash	71	35
Cash and restricted cash at beginning of period	400	385
Cash and restricted cash at end of period (1)	$471	$420

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$804	$909
Property and equipment acquired through finance leases	121	127
Operating lease conversion to finance lease	42	102
Equity investments	12	—
Finance lease conversion to operating lease	4	—
Supplemental information:
Interest paid, net	1,342	1,174
Income taxes paid	2	1

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$327	$282
Restricted cash included in restricted cash and short-term investments	144	138
Total cash and restricted cash	$471	$420
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$—	$17,152	$(6,041)	$(7,285)	$3,826
Net loss	—	—	—	(1,578)	(1,578)
Other comprehensive income, net	—	—	26	—	26
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2022	—	17,175	(6,015)	(8,863)	2,297
Net income	—	—	—	521	521
Other comprehensive income, net	—	—	26	—	26
Share-based compensation expense	—	18	—	—	18
Balance at June 30, 2022	—	17,193	(5,989)	(8,342)	2,862
Net income	—	—	—	540	540
Other comprehensive income, net	—	—	28	—	28
Share-based compensation expense	—	18	—	—	18
Balance at September 30, 2022	$—	$17,211	$(5,961)	$(7,802)	$3,448

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2020	$—	$17,050	$(7,194)	$(5,508)	$4,348
Net loss	—	—	—	(1,215)	(1,215)
Other comprehensive income, net	—	—	66	—	66
Share-based compensation expense	—	38	—	—	38
Balance at March 31, 2021	—	17,088	(7,128)	(6,723)	3,237
Net income	—	—	—	51	51
Other comprehensive income, net	—	—	39	—	39
Share-based compensation expense	—	20	—	—	20
Balance at June 30, 2021	—	17,108	(7,089)	(6,672)	3,347
Net income	—	—	—	280	280
Other comprehensive income, net	—	—	40	—	40
Share-based compensation expense	—	21	—	—	21
Balance at September 30, 2021	$—	$17,129	$(7,049)	$(6,392)	$3,688
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
(b) Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread. Ongoing global vaccination efforts and the corresponding lifting of government restrictions in and between many markets resulted in a significant and rapid recovery in demand for air travel which continued into the third quarter of 2022. The continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be estimated. American will continue to match its forward capacity with observed booking trends for future travel and make further adjustments to American's capacity as needed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fleet impairment (1)	$—	$—	$149	$—
Litigation reserve adjustments	37	—	37	—
PSP Financial Assistance (2)	—	(992)	—	(4,162)
Severance expenses (3)	—	—	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	(1)	—	5
Other operating special items, net	—	3	3	3
Mainline operating special items, net	37	(990)	189	(3,986)

PSP Financial Assistance (2)	—	(128)	—	(539)
Fleet impairment (1)	—	—	—	27
Regional operating special items, net	—	(128)	—	(512)
Operating special items, net	37	(1,118)	189	(4,498)

Mark-to-market adjustments on equity and other investments, net (4)	(57)	16	32	3
Debt refinancing, extinguishment and other, net	—	2	—	28
Nonoperating special items, net	(57)	18	32	31

Income tax special items, net	—	—	(9)	—

(1)Fleet impairment for the nine months ended September 30, 2022 included a non-cash impairment charge to write down the carrying value of American's retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Fleet impairment for the nine months ended September 30, 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from the U.S. Department of Treasury (Treasury) pursuant to the payroll support program established under the PSP Extension Law (PSP2) and the American Rescue Plan Act of 2021 (ARP) (PSP3).
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments related to American's voluntary early retirement programs for the three and nine months ended September 30, 2022 were approximately $40 million and $180 million, respectively, and approximately $190 million and $480 million for the three and nine months ended September 30, 2021, respectively.
(4)Mark-to-market adjustments on equity and other investments, net principally included net unrealized gains and losses associated with American's equity investments in GOL Linhas Aéreas Inteligentes S.A. (GOL), Vertical Aerospace Ltd. (Vertical) and China Southern Airlines Company Limited (China Southern Airlines).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American's operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Passenger revenue:
Passenger travel	$11,536	$7,287	$30,150	$16,177
Loyalty revenue - travel (1)	860	670	2,288	1,505
Total passenger revenue	12,396	7,957	32,438	17,682
Cargo	279	332	970	973
Other:
Loyalty revenue - marketing services (2)	655	585	1,991	1,571
Other revenue	131	94	379	228
Total other revenue	786	679	2,370	1,799
Total operating revenues	$13,461	$8,968	$35,778	$20,454

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
(2)During the three months ended September 30, 2022 and 2021, cash payments from co-branded credit card and other partners were $1.0 billion and $835 million, respectively. During the nine months ended September 30, 2022 and 2021, cash payments from co-branded credit card and other partners were $3.4 billion and $2.6 billion, respectively.
The following is American's total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic	$8,786	$6,547	$23,966	$14,646
Latin America	1,596	957	4,357	2,375
Atlantic	1,901	408	3,848	555
Pacific	113	45	267	106
Total passenger revenue	$12,396	$7,957	$32,438	$17,682
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

	September 30, 2022	December 31, 2021
	(In millions)
Loyalty program liability	$9,147	$9,135
Air traffic liability	8,161	6,087
Total	$17,308	$15,222

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2021	$9,135
Deferral of revenue	2,367
Recognition of revenue (1)	(2,355)
Balance at September 30, 2022 (2)	$9,147

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of September 30, 2022, American's current loyalty program liability was $3.0 billion and represents American's current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to the continued impact of the COVID-19 pandemic, American will continue to monitor redemption patterns and may adjust its estimates in the future.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines, as well as estimated future refunds and exchanges of tickets sold for past travel. The balance in American's air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2022, $4.4 billion of revenue was recognized in passenger revenue that was included in American's air traffic liability at December 31, 2021. In response to the COVID-19 pandemic, American extended the contract duration for certain tickets to September 30, 2022, principally those tickets which were issued in 2020 and 2021. Additionally, American extended the contract duration to December 31, 2022 for tickets to certain international destinations. American also has eliminated change fees for most domestic and international tickets providing more flexibility for customers to change travel plans. Given this flexibility offered to its customers and the uncertainty surrounding the future demand for air travel, American's estimates of revenue that will be recognized from the air traffic liability for future flown or unused tickets as well as its estimates of refunds may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2022	December 31, 2021
Secured
2013 Term Loan Facility, variable interest rate of 4.83%, installments through 2025	$1,752	$1,770
2014 Term Loan Facility, variable interest rate of 4.87%, installments through 2027	1,196	1,208
December 2016 Term Loan Facility, variable interest rate of 4.82%, installments through 2023	1,188	1,188
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026 (1)	3,500	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 7.46%, installments beginning in July 2023 through April 2028 (1)	3,500	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.76%, maturing from 2022 to 2034	9,352	9,357
Equipment loans and other notes payable, fixed and variable interest rates ranging from 3.21% to 6.29%, averaging 4.45%, maturing from 2022 to 2032	3,075	3,433
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,050	1,129
Total long-term debt	31,313	31,785
Less: Total unamortized debt discount, premium and issuance costs	378	428
Less: Current maturities	2,560	1,568
Long-term debt, net of current maturities	$28,375	$29,789

(1)Collectively referred to as the AAdvantage Financing.
As of September 30, 2022, the maximum availability under American's revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$750
2014 Revolving Facility	1,643
April 2016 Revolving Facility	450
Short-term Revolving and Other Facilities	220
Total	$3,063
American has an undrawn $150 million short-term revolving credit facility, which was set to expire at the beginning of January 2022 but which has been extended through the beginning of January 2023. American also currently has $70 million of available borrowing base under a cargo receivables facility that was entered into in December 2020 and is set to expire in December 2022. The December 2016 Credit Facilities provide for a revolving credit facility that may be established thereunder in the future.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2022 Financing Activities
2021-1 Aircraft EETCs
In November 2021, American created two pass-through trusts which issued $960 million aggregate face amount of Series 2021-1 Class A and Class B EETCs (the 2021-1 Aircraft EETCs) in connection with the financing of 26 aircraft previously delivered or originally scheduled to be delivered to American through September 2022 (the 2021-1 Aircraft). In 2021, $94 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of five aircraft under the 2021-1 Aircraft EETCs, all of which was used to repay existing indebtedness. During the nine months ended September 30, 2022, $699 million of proceeds had been used to purchase equipment notes issued by American in connection with the financing of 17 aircraft under the 2021-1 Aircraft EETCs. Interest and principal payments on equipment notes issued in connection with the 2021-1 Aircraft EETCs are payable semi-annually in January and July of each year. Interest payments began in July 2022 and principal payments are scheduled to begin in January 2023. The remaining proceeds of $167 million as of September 30, 2022 were being held in escrow with a depositary for the benefit of the holders of the 2021-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2021-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheets because the proceeds held by the depositary for the benefit of the holders of the 2021-1 Aircraft EETCs are not American’s assets.
Certain information regarding the 2021-1 Aircraft EETC equipment notes, as of September 30, 2022, is set forth in the table below.

2021-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$758 million	$202 million
Remaining escrowed proceeds	$133 million	$34 million
Fixed interest rate per annum	2.875%	3.95%
Maturity date	July 2034	July 2030
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
On August 16, 2022, the Inflation Reduction Act (the IRA) was signed into law in the U.S. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1.0 billion and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022 and several tax incentives to promote clean energy. Based on American's current analysis and pending future guidance to be issued by Treasury, American does not believe these provisions will have a material impact on its consolidated financial statements.
During the three and nine months ended September 30, 2022, American recorded an income tax provision of $180 million and an income tax benefit of $115 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

6. Fair Value Measurements and Other Investments
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2022.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2022
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$280	$280	$—	$—
Corporate obligations	5,719	—	5,719	—
Bank notes/certificates of deposit/time deposits	3,859	—	3,859	—
Repurchase agreements	1,040	—	1,040	—
	10,898	280	10,618	—
Restricted cash and short-term investments (1), (3)	953	546	407	—
Long-term investments (4)	284	284	—	—
Total	$12,135	$1,110	$11,025	$—

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
(4)Long-term investments include American's equity investments in China Southern Airlines, Vertical and GOL. These investments are reflected in other assets on the condensed consolidated balance sheets.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$30,935	$29,257	$31,357	$32,999
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
7. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2022	2021	2022	2021
Service cost	$1	$1	$3	$2
Interest cost	139	132	7	8
Expected return on assets	(283)	(269)	(3)	(3)
Amortization of:
Prior service cost (benefit)	7	7	(3)	(3)
Unrecognized net loss (gain)	39	54	(6)	(6)
Net periodic benefit income	$(97)	$(75)	$(2)	$(2)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2022	2021	2022	2021
Service cost	$2	$3	$11	$7
Interest cost	414	392	22	23
Expected return on assets	(850)	(809)	(9)	(9)
Special termination benefits	—	—	—	139
Amortization of:
Prior service cost (benefit)	21	21	(10)	(10)
Unrecognized net loss (gain)	117	158	(19)	(17)
Net periodic benefit cost (income)	$(296)	$(235)	$(5)	$133
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2021	$(4,724)	$(2)	$(1,315)		$(6,041)
Other comprehensive income (loss) before reclassifications	—	(6)	1		(5)
Amounts reclassified from AOCI	109	—	(24)	(2)	85
Net current-period other comprehensive income (loss)	109	(6)	(23)		80
Balance at September 30, 2022	$(4,615)	$(8)	$(1,338)		$(5,961)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$9	$9	Nonoperating other income, net
Actuarial loss	26	37	76	109	Nonoperating other income, net
Total reclassifications for the period, net of tax	$29	$40	$85	$118
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
Regional expenses for the three months ended September 30, 2022 and 2021 include $68 million and $65 million of depreciation and amortization, respectively, and $1 million of aircraft rent. Regional expenses for the nine months ended September 30, 2022 and 2021 include $201 million and $197 million of depreciation and amortization, respectively, and $4 million and $5 million of aircraft rent, respectively.
During the three months ended September 30, 2022 and 2021, American recognized $152 million and $125 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2022 and 2021, American recognized $462 million and $343 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

10. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	September 30, 2022	December 31, 2021
AAG (1)	$8,589	$7,613
AAG’s wholly-owned subsidiaries (2)	(2,114)	(2,066)
Total	$6,475	$5,547

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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The complaint named as defendants US Airways Group, US Airways, Inc., AMR Corporation and American, alleged that the effect of the merger of US Airways Group and AMR Corporation (the Merger) may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in American’s favor. On March 25, 2022, the U.S. District Court for the Southern District of New York entered judgment affirming the Bankruptcy Court's decision. Plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit, and filed their opening brief on August 3, 2022. American believes this lawsuit is without merit and intends to continue to vigorously defend against it, including against any further appeals by plaintiffs.
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice (DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) alleging that American and JetBlue violated U.S. antitrust laws in connection with the previously disclosed Northeast Alliance arrangement (NEA). The parties are currently presenting their respective cases in a bench trial that commenced on September 27, 2022. American believes this complaint is without merit and is defending against it vigorously.
Also on September 21, 2021, the United States Department of Transportation (DOT) published a Clarification Notice relating to the agreement that had been reached between the DOT, American, and JetBlue in January 2021, at the conclusion of the DOT’s review of the NEA (DOT Agreement). The DOT Clarification Notice stated, among other things, that the DOT Agreement remains in force during the pendency of the DOJ action against the NEA and, while the DOT retains independent statutory authority to prohibit unfair methods of competition in air transportation, the DOT intends to defer to DOJ to resolve the antitrust concerns that DOJ has identified with respect to the NEA. The DOT simultaneously published a Notice Staying Proceeding in relation to a complaint by Spirit Airlines, Inc. regarding the NEA, pending resolution of the DOJ action described above. On September 30, 2022, the DOT issued a further statement referencing the prior Clarification Notice and, among other things, indicating its intention to continue working with the DOJ in its efforts to resolve the ongoing proceedings regarding the Northeast Alliance.

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
Financial Overview
Impact of Coronavirus (COVID-19)
COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread. Ongoing global vaccination efforts and the corresponding lifting of government restrictions in and between many markets resulted in a significant and rapid recovery in demand for air travel which continued into the third quarter of 2022. The continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be estimated. We will continue to match our forward capacity with observed booking trends for future travel and make further adjustments to our capacity as needed.
Liquidity
As of September 30, 2022, we had $14.3 billion in total available liquidity, consisting of $11.2 billion in unrestricted cash and short-term investments, $2.8 billion in undrawn capacity under revolving credit facilities and a total of $220 million in undrawn short-term revolving and other facilities.
During the first nine months of 2022, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information):
•received $699 million in proceeds from enhanced equipment trust certificates (EETCs); and
•repurchased $349 million of unsecured notes on the open market.
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

AAG’s Third Quarter 2022 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease) (2)
	2022	2021
	(In millions, except percentage changes)
Passenger revenue	$12,396	$7,957	$4,439	55.8
Cargo revenue	279	332	(53)	(15.9)
Other operating revenue	787	680	107	15.8
Total operating revenues	13,462	8,969	4,493	50.1
Aircraft fuel and related taxes	3,847	1,952	1,895	97.1
Salaries, wages and benefits	3,384	3,018	366	12.1
Total operating expenses	12,532	8,374	4,158	49.7
Operating income	930	595	335	56.3
Pre-tax income	658	206	452	nm(3)
Income tax provision	175	37	138	nm
Net income	483	169	314	nm

Pre-tax income – GAAP	$658	$206	$452	nm
Adjusted for: pre-tax net special items (1)	(18)	(1,039)	1,021	nm
Pre-tax income (loss) excluding net special items	$640	$(833)	$1,473	nm

(1)See below “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Fluctuations may not be meaningful due to the volatility caused by the COVID-19 pandemic.
(3)Not meaningful or greater than 100% change.
Pre-Tax Income and Net Income
Pre-tax income and net income were $658 million and $483 million, respectively, in the third quarter of 2022. This compares to third quarter 2021 pre-tax income and net income of $206 million and $169 million, respectively. The quarter-over-quarter improvement in our pre-tax income on a GAAP basis was driven by a significant recovery in demand for air travel and a 12.2% increase in capacity as compared to the third quarter of 2021, resulting in higher passenger revenue, offset in part by higher aircraft fuel and related taxes, due to an increase in the average price per gallon of aircraft fuel, and other increases in operating expenses. The third quarter of 2021 also included the recognition of $1.0 billion of net pre-tax special credits principally related to PSP Financial Assistance. See Note 2 to AAG's Condensed Consolidated Financial Statement in Part I, Item 1A for further information on net special items.
Excluding the effects of pre-tax net special items, pre-tax income was $640 million in the third quarter of 2022 and pre-tax loss was $833 million in the third quarter of 2021. The quarter-over-quarter improvement in our pre-tax income excluding pre-tax net special items was primarily due to higher passenger revenue, offset in part by higher aircraft fuel and related taxes and other increases in operating expenses, as described above.
Revenue
In the third quarter of 2022, we reported total operating revenues of $13.5 billion, an increase of $4.5 billion, or 50.1%, as compared to the third quarter of 2021. Passenger revenue was $12.4 billion in the third quarter of 2022, an increase of $4.4 billion, or 55.8%, as compared to the third quarter of 2021. The increase in passenger revenue in the third quarter of 2022 was due to a 28.0% increase in passenger yield and a 21.7% increase in revenue passenger miles (RPMs), driven by a significant recovery in demand for air travel domestically and in the Atlantic and Latin America regions, resulting in an 85.3% load factor in the third quarter of 2022.

Cargo revenue decreased $53 million, or 15.9%, in the third quarter of 2022 from the third quarter of 2021 primarily due to a 10.3% decrease in cargo yield and a 6.2% decrease in cargo ton miles as a result of lower demand and increased global air freight capacity.
Other operating revenue increased $107 million, or 15.8%, as compared to the third quarter of 2021, driven primarily by higher revenue associated with our loyalty program. During the three months ended September 30, 2022 and 2021, cash payments from co-branded credit card and other partners were $1.0 billion and $835 million, respectively.
Our total revenue per available seat mile (TRASM) was 19.63 cents in the third quarter of 2022, a 33.8% increase as compared to 14.68 cents in the third quarter of 2021.
Fuel
Aircraft fuel expense was $3.8 billion in the third quarter of 2022, which was $1.9 billion, or 97.1%, higher as compared to the third quarter of 2021. This increase was primarily driven by a 79.9% increase in the average price per gallon of aircraft fuel including related taxes to $3.73 in the third quarter of 2022 from $2.07 in the third quarter of 2021 and a 9.5% increase in gallons of fuel consumed due to increased capacity.
As of September 30, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
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
Our 2022 third quarter total operating cost per available seat mile (CASM) was 18.28 cents, an increase of 33.4%, from 13.70 cents in the third quarter of 2021. This increase in CASM was primarily driven by higher aircraft fuel and related taxes in the third quarter of 2022, as described above, and the recognition of $1.1 billion of operating net special credits in the third quarter of 2021 principally related to PSP Financial Assistance.
Our 2022 third quarter CASM excluding net special items and fuel was 12.61 cents, an increase of 3.0%, from 12.24 cents in the third quarter of 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$658	$206	$(824)	$(1,357)
Pre-tax net special items (1):
Operating special items, net	39	(1,057)	191	(4,435)
Nonoperating special items, net	(57)	18	34	31
Total pre-tax net special items	(18)	(1,039)	225	(4,404)
Pre-tax income (loss) excluding net special items	$640	$(833)	$(599)	$(5,761)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$12,532	$8,374	$35,558	$20,734
Operating net special items (1):
Mainline operating special items, net	(37)	990	(189)	3,986
Regional operating special items, net	(2)	67	(2)	449
Aircraft fuel and related taxes	(3,847)	(1,952)	(10,369)	(4,596)
Total operating expenses, excluding net special items and fuel	$8,646	$7,479	$24,998	$20,573

Total Available Seat Miles (ASM)	68,567	61,111	194,264	153,431
(In cents)
CASM	18.28	13.70	18.30	13.51
Operating net special items per ASM (1):
Mainline operating special items, net	(0.05)	1.62	(0.10)	2.60
Regional operating special items, net	—	0.11	—	0.29
Aircraft fuel and related taxes per ASM	(5.61)	(3.19)	(5.34)	(3.00)
CASM, excluding net special items and fuel	12.61	12.24	12.87	13.41

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and nine months ended September 30, 2022 and 2021. Amounts may not recalculate due to rounding.

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2022	2021		2022	2021
Revenue passenger miles (millions) (a)	58,499	48,069	21.7%	160,305	112,555	42.4%
Available seat miles (millions) (b)	68,567	61,111	12.2%	194,264	153,431	26.6%
Passenger load factor (percent) (c)	85.3	78.7	6.6pts	82.5	73.4	9.1pts
Yield (cents) (d)	21.19	16.55	28.0%	20.23	15.71	28.8%
Passenger revenue per available seat mile (cents) (e)	18.08	13.02	38.8%	16.70	11.52	44.9%
Total revenue per available seat mile (cents) (f)	19.63	14.68	33.8%	18.42	13.33	38.2%
Fuel consumption (gallons in millions)	1,031	941	9.5%	2,922	2,393	22.1%
Average aircraft fuel price including related taxes (dollars per gallon)	3.73	2.07	79.9%	3.55	1.92	84.8%
Total operating cost per available seat mile (cents) (g)	18.28	13.70	33.4%	18.30	13.51	35.5%
Aircraft at end of period (h)	1,461	1,414	3.3%	1,461	1,414	3.3%
Full-time equivalent employees at end of period	129,700	119,800	8.3%	129,700	119,800	8.3%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes 14 mainline aircraft and 53 regional aircraft that are in temporary storage at September 30, 2022 as follows: 14 Boeing 737-800, 30 Embraer 145, 13 Bombardier CRJ 700, five Bombardier CRJ 900 and five Embraer 170.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Operating Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Passenger	$12,396	$7,957	$4,439	55.8
Cargo	279	332	(53)	(15.9)
Other	787	680	107	15.8
Total operating revenues	$13,462	$8,969	$4,493	50.1
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Increase vs. Three Months Ended September 30, 2021
	Three Months Ended September 30, 2022	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$12,396	21.7%	12.2%	6.6pts	28.0%	38.8%
Passenger revenue increased $4.4 billion, or 55.8%, in the third quarter of 2022 from the third quarter of 2021 primarily due to a 28.0% increase in passenger yield and a 21.7% increase in RPMs, driven by a significant recovery in demand for air travel domestically and in the Atlantic and Latin America regions, resulting in an 85.3% load factor in the third quarter of 2022.
Cargo revenue decreased $53 million, or 15.9%, in the third quarter of 2022 from the third quarter of 2021 primarily due to a 10.3% decrease in cargo yield and a 6.2% decrease in cargo ton miles as a result of lower demand and increased global air freight capacity.
Other operating revenue increased $107 million, or 15.8%, as compared to the third quarter of 2021, driven primarily by higher revenue associated with our loyalty program.
Total operating revenues in the third quarter of 2022 increased $4.5 billion, or 50.1%, from the third quarter of 2021 driven principally by the increase in passenger revenue as described above. Our TRASM increased 33.8% to 19.63 cents in the third quarter of 2022 from 14.68 cents in the third quarter of 2021.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,847	$1,952	$1,895	97.1
Salaries, wages and benefits	3,384	3,018	366	12.1
Regional expenses	1,174	887	287	32.3
Maintenance, materials and repairs	685	548	137	25.1
Other rent and landing fees	710	694	16	2.3
Aircraft rent	347	358	(11)	(3.0)
Selling expenses	495	318	177	55.7
Depreciation and amortization	491	480	11	2.1
Mainline operating special items, net	37	(990)	1,027	nm
Other	1,362	1,109	253	22.9
Total operating expenses	$12,532	$8,374	$4,158	49.7

Total operating expenses increased $4.2 billion, or 49.7%, in the third quarter of 2022 from the third quarter of 2021 driven by higher aircraft fuel and related taxes and other expenses as a result of an increase in the average price per gallon of aircraft fuel and increased capacity. The third quarter of 2021 total operating expenses also included $1.1 billion of net operating special credits principally related to the PSP Financial Assistance. See further discussion of operating special items, net below.
Aircraft fuel and related taxes increased $1.9 billion, or 97.1%, in the third quarter of 2022 from the third quarter of 2021 primarily due to a 79.9% increase in the average price per gallon of aircraft fuel including related taxes to $3.73 in the third quarter of 2022 from $2.07 in the third quarter of 2021 and a 9.5% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $366 million, or 12.1%, in the third quarter of 2022 from the third quarter of 2021 primarily due to an 8.7% increase in mainline full-time equivalent employees subsequent to the third quarter of 2021.
Regional expenses increased $287 million, or 32.3%, in the third quarter of 2022 from the third quarter of 2021 primarily due to pay rate increases and retention bonuses offered at our wholly-owned regional carriers as well as contractual rate increases with our third-party regional carriers. The third quarter of 2021 also included the recognition of $128 million of PSP Financial Assistance as a regional operating special credit.
Maintenance, materials and repairs increased $137 million, or 25.1%, in the third quarter of 2022 from the third quarter of 2021 primarily due to increased capacity and an increase in the volume of engine overhauls performed under time and material contracts where expense is incurred and recognized as maintenance is performed.
Selling expenses increased $177 million, or 55.7%, in the third quarter of 2022 from the third quarter of 2021 primarily due to higher credit card fees and commission expense driven by the overall increase in passenger revenues.
Other operating expenses increased $253 million, or 22.9%, in the third quarter of 2022 from the third quarter of 2021 primarily as a result of increased capacity and expenses associated with improving our product offerings, customer experience and operational reliability.
Operating Special Items, Net

	Three Months Ended September 30,
	2022	2021
	(In millions)
Litigation reserve adjustments	$37	$—
PSP Financial Assistance (1)	—	(992)
Mark-to-market adjustments on bankruptcy obligations, net	—	(1)
Other operating special items, net	—	3
Mainline operating special items, net	37	(990)

PSP Financial Assistance (1)	—	(128)
Regional pilot retention program (2)	—	61
Other operating special items, net	2	—
Regional operating special items, net	2	(67)
Operating special items, net	$39	$(1,057)

(1)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from the U.S. Department of Treasury (Treasury) pursuant to the payroll support program established under the PSP Extension Law (PSP2) and the American Rescue Plan Act of 2021 (ARP) (PSP3).
(2)Our regional pilot retention program provides for, among other things, a cash retention bonus paid in the fourth quarter of 2021 to eligible captains at our wholly-owned regional airlines included on the pilot seniority list as of September 1, 2021.

Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Interest income	$70	$5	$65	nm
Interest expense, net	(499)	(476)	(23)	4.8
Other income, net	157	82	75	91.1
Total nonoperating expense, net	$(272)	$(389)	$117	(30.0)
Interest income increased in the third quarter of 2022 compared to the third quarter of 2021 primarily as a result of higher returns on our short-term investments.
In the third quarter of 2022, other nonoperating income, net primarily included $103 million of non-service related pension and other postretirement benefit plan income and $57 million of net special credits for mark-to-market net unrealized gains principally associated with our equity investments in Vertical Aerospace Ltd. (Vertical), China Southern Airlines Company Limited (China Southern Airlines) and GOL Linhas Aéreas Inteligentes S.A. (GOL).
In the third quarter of 2021, other nonoperating income, net included $80 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
In the third quarter of 2022, we recorded an income tax provision of $175 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Passenger	$32,438	$17,682	$14,756	83.5
Cargo	970	973	(3)	(0.3)
Other	2,375	1,800	575	31.9
Total operating revenues	$35,783	$20,455	$15,328	74.9
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase vs. Nine Months Ended September 30, 2021
	Nine Months Ended September 30, 2022	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$32,438	42.4%	26.6%	9.1pts	28.8%	44.9%
Passenger revenue increased $14.8 billion, or 83.5%, in the first nine months of 2022 from the first nine months of 2021 primarily due to a 42.4% increase in RPMs, driven by a significant recovery in demand for air travel domestically and in the Atlantic and Latin America regions, resulting in an 82.5% load factor in the first nine months of 2022, and a 28.8% increase in passenger yield.

Other operating revenue increased $575 million, or 31.9%, in the first nine months of 2022 from the first nine months of 2021, driven primarily by higher revenue associated with our loyalty program.
Total operating revenues in the first nine months of 2022 increased $15.3 billion, or 74.9%, from the first nine months of 2021 driven principally by the increase in passenger revenue as described above. Our TRASM increased 38.2% to 18.42 cents in the first nine months of 2022 from 13.33 cents in the first nine months of 2021.
Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$10,369	$4,596	$5,773	nm
Salaries, wages and benefits	9,773	8,611	1,162	13.5
Regional expenses	3,298	2,148	1,150	53.5
Maintenance, materials and repairs	1,949	1,383	566	40.9
Other rent and landing fees	2,081	1,950	131	6.8
Aircraft rent	1,045	1,064	(19)	(1.8)
Selling expenses	1,331	745	586	78.7
Depreciation and amortization	1,486	1,439	47	3.2
Mainline operating special items, net	189	(3,986)	4,175	nm
Other	4,037	2,784	1,253	45.1
Total operating expenses	$35,558	$20,734	$14,824	71.5
Total operating expenses increased $14.8 billion, or 71.5%, in the first nine months of 2022 from the first nine months of 2021 driven by higher aircraft fuel and related taxes and other expenses as a result of an increase in the average price per gallon of aircraft fuel and increased capacity. The first nine months of 2021 total operating expenses also included $4.4 billion of net operating special credits principally related to the PSP Financial Assistance. See further discussion of operating special items, net below.
Aircraft fuel and related taxes increased $5.8 billion in the first nine months of 2022 from the first nine months of 2021 primarily due to an 84.8% increase in the average price per gallon of aircraft fuel including related taxes to $3.55 in the first nine months of 2022 from $1.92 in the first nine months of 2021 and a 22.1% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.2 billion, or 13.5%, in the first nine months of 2022 from the first nine months of 2021 primarily due to an 8.7% increase in mainline full-time equivalent employees subsequent to the third quarter of 2021.
Regional expenses increased $1.2 billion, or 53.5%, in the first nine months of 2022 from the first nine months of 2021 primarily due to pay rate increases and retention bonuses offered at our wholly-owned regional carriers, as well as contractual rate increases with our third-party regional carriers. The first nine months of 2021 also included the recognition of $539 million of PSP Financial Assistance as a regional operating special credit.
Maintenance, materials and repairs increased $566 million, or 40.9%, in the first nine months of 2022 from the first nine months of 2021 primarily due to increased capacity and an increase in the volume of engine overhauls performed under time and material contracts where expense is incurred and recognized as maintenance is performed.
Other rent and landing fees increased $131 million, or 6.8%, in the first nine months of 2022 from the first nine months of 2021 primarily due to an increase in landing fees as a result of increased departures.
Selling expenses increased $586 million, or 78.7%, in the first nine months of 2022 from the first nine months of 2021 primarily due to higher credit card fees and commission expense driven by the overall increase in passenger revenues.

Other operating expenses increased $1.3 billion, or 45.1%, in the first nine months of 2022 from the first nine months of 2021 primarily as a result of increased capacity and expenses associated with improving our product offerings, customer experience and operational reliability.
Operating Special Items, Net

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Fleet impairment (1)	$149	$—
Litigation reserve adjustments	37	—
PSP Financial Assistance (2)	—	(4,162)
Severance expenses (3)	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	5
Other operating special items, net	3	3
Mainline operating special items, net	189	(3,986)

PSP Financial Assistance (2)	—	(539)
Regional pilot retention program (4)	—	61
Fleet impairment (1)	—	27
Severance expenses (3)	—	2
Other operating special items, net	2	—
Regional operating special items, net	2	(449)
Operating special items, net	$191	$(4,435)

(1)Fleet impairment for the nine months ended September 30, 2022 included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Fleet impairment for the nine months ended September 30, 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the payroll support program established under PSP2 and PSP3.
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. Cash payments related to our voluntary early retirement programs for the nine months ended September 30, 2022 and 2021 were approximately $180 million and $480 million, respectively.
(4)Our regional pilot retention program provides for, among other things, a cash retention bonus paid in the fourth quarter of 2021 to eligible captains at our wholly-owned regional airlines included on the pilot seniority list as of September 1, 2021.

Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Interest income	$107	$13	$94	nm
Interest expense, net	(1,430)	(1,332)	(98)	7.4
Other income, net	274	241	33	14.1
Total nonoperating expense, net	$(1,049)	$(1,078)	$29	(2.7)
Interest income increased in the first nine months of 2022 compared to the first nine months of 2021 primarily as a result of higher returns on our short-term investments.
Interest expense, net increased in the first nine months of 2022 compared to the first nine months of 2021 primarily due to the impact of the AAdvantage Financing issued at the end of the first quarter of 2021, which improved our liquidity position in response to the COVID-19 pandemic.
In the first nine months of 2022, other nonoperating income, net primarily included $315 million of non-service related pension and other postretirement benefit plan income, offset in part by $34 million of net special charges principally for mark-to-market net unrealized losses associated with our equity investments in GOL, Vertical and China Southern Airlines.
In the first nine months of 2021, other nonoperating income, net included $252 million of non-service related pension and other postretirement benefit plan income, offset in part by $31 million of net special charges principally for non-cash charges associated with debt refinancings and extinguishments.
Income Taxes
In the first nine months of 2022, we recorded an income tax benefit of $148 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Operating Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Passenger	$12,396	$7,957	$4,439	55.8
Cargo	279	332	(53)	(15.9)
Other	786	679	107	15.7
Total operating revenues	$13,461	$8,968	$4,493	50.1
Passenger revenue increased $4.4 billion, or 55.8%, in the third quarter of 2022 from the third quarter of 2021 primarily due to an increase in passenger yield and an increase in RPMs, driven by a significant recovery in demand for air travel domestically and in the Atlantic and Latin America regions, resulting in an increased load factor in the third quarter of 2022.
Cargo revenue decreased $53 million, or 15.9%, in the third quarter of 2022 from the third quarter of 2021 primarily due to a decrease in cargo yield and cargo ton miles as a result of lower demand and increased global air freight capacity.
Other operating revenue increased $107 million, or 15.7%, as compared to the third quarter of 2021, driven primarily by higher revenue associated with American's loyalty program.

Total operating revenues in the third quarter of 2022 increased $4.5 billion, or 50.1%, from the third quarter of 2021 driven principally by the increase in passenger revenue as described above.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,847	$1,952	$1,895	97.1
Salaries, wages and benefits	3,382	3,017	365	12.1
Regional expenses	1,172	789	383	48.5
Maintenance, materials and repairs	685	548	137	25.1
Other rent and landing fees	710	694	16	2.3
Aircraft rent	347	358	(11)	(3.0)
Selling expenses	495	318	177	55.7
Depreciation and amortization	488	480	8	1.7
Mainline operating special items, net	37	(990)	1,027	nm
Other	1,363	1,109	254	22.9
Total operating expenses	$12,526	$8,275	$4,251	51.4
Total operating expenses increased $4.3 billion, or 51.4%, in the third quarter of 2022 from the third quarter of 2021 driven by higher aircraft fuel and related taxes and other expenses as a result of an increase in the average price per gallon of aircraft fuel and increased capacity. The third quarter of 2021 total operating expenses also included $1.1 billion of net operating special credits principally related to the PSP Financial Assistance. See further discussion of operating special items, net below.
Aircraft fuel and related taxes increased $1.9 billion, or 97.1%, in the third quarter of 2022 from the third quarter of 2021 primarily due to a 79.9% increase in the average price per gallon of aircraft fuel including related taxes to $3.73 in the third quarter of 2022 from $2.07 in the third quarter of 2021 and a 9.5% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $365 million, or 12.1%, in the third quarter of 2022 from the third quarter of 2021 primarily due to an 8.7% increase in mainline full-time equivalent employees subsequent to the third quarter of 2021.
Regional expenses increased $383 million, or 48.5%, in the third quarter of 2022 from the third quarter of 2021 primarily due to contractual rate increases with American's third-party regional carriers. The third quarter of 2021 also included the recognition of $128 million of PSP Financial Assistance as a regional operating special credit.
Maintenance, materials and repairs increased $137 million, or 25.1%, in the third quarter of 2022 from the third quarter of 2021 primarily due to increased capacity and an increase in the volume of engine overhauls performed under time and material contracts where expense is incurred and recognized as maintenance is performed.
Selling expenses increased $177 million, or 55.7%, in the third quarter of 2022 from the third quarter of 2021 primarily due to higher credit card fees and commission expense driven by the overall increase in passenger revenues.
Other operating expenses increased $254 million, or 22.9%, in the third quarter of 2022 from the third quarter of 2021 primarily as a result of increased capacity and expenses associated with improving American's product offerings, customer experience and operational reliability.

Operating Special Items, Net

	Three Months Ended September 30,
	2022	2021
	(In millions)
Litigation reserve adjustments	$37	$—
PSP Financial Assistance (1)	—	(992)
Mark-to-market adjustments on bankruptcy obligations, net	—	(1)
Other operating special items, net	—	3
Mainline operating special items, net	37	(990)

PSP Financial Assistance (1)	—	(128)
Regional operating special items, net	—	(128)
Operating special items, net	$37	$(1,118)

(1)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the payroll support program established under PSP2 and PSP3.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Interest income	$111	$8	$103	nm
Interest expense, net	(482)	(435)	(47)	10.8
Other income, net	156	82	74	90.9
Total nonoperating expense, net	$(215)	$(345)	$130	(37.6)
Interest income increased in the third quarter of 2022 compared to the third quarter of 2021 primarily as a result of higher returns on American's short-term investments.
In the third quarter of 2022, other nonoperating income, net primarily included $103 million of non-service related pension and other postretirement benefit plan income and $57 million of net special credits for mark-to-market net unrealized gains principally associated with American's equity investments in Vertical, China Southern Airlines and GOL.
In the third quarter of 2021, other nonoperating income, net included $80 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
American is a member of AAG's consolidated federal and certain state income tax returns.
In the third quarter of 2022, American recorded an income tax provision of $180 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Passenger	$32,438	$17,682	$14,756	83.5
Cargo	970	973	(3)	(0.3)
Other	2,370	1,799	571	31.7
Total operating revenues	$35,778	$20,454	$15,324	74.9
Passenger revenue increased $14.8 billion, or 83.5%, in the first nine months of 2022 from the first nine months of 2021 primarily due to an increase in RPMs, driven by a significant recovery in demand for air travel domestically and in the Atlantic and Latin America regions, resulting in an increased load factor in the first nine months of 2022, and an increase in passenger yield.
Other operating revenue increased $571 million, or 31.7%, in the first nine months of 2022 from the first nine months of 2021, driven primarily by higher revenue associated with American's loyalty program.
Total operating revenues in the first nine months of 2022 increased $15.3 billion, or 74.9%, from the first nine months of 2021 driven principally by the increase in passenger revenue as described above.
Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$10,369	$4,596	$5,773	nm
Salaries, wages and benefits	9,768	8,607	1,161	13.5
Regional expenses	3,253	2,053	1,200	58.4
Maintenance, materials and repairs	1,949	1,383	566	40.9
Other rent and landing fees	2,081	1,950	131	6.8
Aircraft rent	1,045	1,064	(19)	(1.8)
Selling expenses	1,331	745	586	78.7
Depreciation and amortization	1,480	1,439	41	2.9
Mainline operating special items, net	189	(3,986)	4,175	nm
Other	4,039	2,785	1,254	45.1
Total operating expenses	$35,504	$20,636	$14,868	72.1
Total operating expenses increased $14.9 billion, or 72.1%, in the first nine months of 2022 from the first nine months of 2021 driven by higher aircraft fuel and related taxes and other expenses as a result of an increase in the average price per gallon of aircraft fuel and increased capacity. The first nine months of 2021 total operating expenses also included $4.5 billion of net operating special credits principally related to the PSP Financial Assistance. See further discussion of operating special items, net below.
Aircraft fuel and related taxes increased $5.8 billion in the first nine months of 2022 from the first nine months of 2021 primarily due to an 84.8% increase in the average price per gallon of aircraft fuel including related taxes to $3.55 in the first nine months of 2022 from $1.92 in the first nine months of 2021 and a 22.1% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.2 billion, or 13.5%, in the first nine months of 2022 from the first nine months of 2021 primarily due to an 8.7% increase in mainline full-time equivalent employees subsequent to the third quarter of 2021.

Regional expenses increased $1.2 billion, or 58.4%, in the first nine months of 2022 from the first nine months of 2021 primarily due to contractual rate increases with American's third-party regional carriers. The first nine months of 2021 also included the recognition of $539 million of PSP Financial Assistance as a regional operating special credit.
Maintenance, materials and repairs increased $566 million, or 40.9%, in the first nine months of 2022 from the first nine months of 2021 primarily due to increased capacity and an increase in the volume of engine overhauls performed under time and material contracts where expense is incurred and recognized as maintenance is performed.
Other rent and landing fees increased $131 million, or 6.8%, in the first nine months of 2022 from the first nine months of 2021 primarily due to an increase in landing fees as a result of increased departures.
Selling expenses increased $586 million, or 78.7%, in the first nine months of 2022 from the first nine months of 2021 primarily due to higher credit card fees and commission expense driven by the overall increase in passenger revenues.
Other operating expenses increased $1.3 billion, or 45.1%, in the first nine months of 2022 from the first nine months of 2021 primarily as a result of increased capacity and expenses associated with improving American's product offerings, customer experience and operational reliability.
Operating Special Items, Net

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Fleet impairment (1)	$149	$—
Litigation reserve adjustments	37	—
PSP Financial Assistance (2)	—	(4,162)
Severance expenses (3)	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	5
Other operating special items, net	3	3
Mainline operating special items, net	189	(3,986)

PSP Financial Assistance (2)	—	(539)
Fleet impairment (1)	—	27
Regional operating special items, net	—	(512)
Operating special items, net	$189	$(4,498)

(1)Fleet impairment for the nine months ended September 30, 2022 included a non-cash impairment charge to write down the carrying value of American's retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Fleet impairment for the nine months ended September 30, 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the payroll support program established under PSP2 and PSP3.
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic. Cash payments related to American's voluntary early retirement programs for the nine months ended September 30, 2022 and 2021 were approximately $180 million and $480 million, respectively.

Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Interest income	$162	$26	$136	nm
Interest expense, net	(1,342)	(1,214)	(128)	10.5
Other income, net	274	239	35	14.6
Total nonoperating expense, net	$(906)	$(949)	$43	(4.6)
Interest income increased in the first nine months of 2022 compared to the first nine months of 2021 primarily as a result of higher returns on American's short-term investments.
Interest expense, net increased in the first nine months of 2022 compared to the first nine months of 2021 primarily due to the impact of the AAdvantage Financing issued at the end of the first quarter of 2021, which improved American's liquidity position in response to the COVID-19 pandemic.
In the first nine months of 2022, other nonoperating income, net primarily included $314 million of non-service related pension and other postretirement benefit plan income, offset in part by $32 million of net special charges principally for mark-to-market net unrealized losses associated with American's equity investments in GOL, Vertical and China Southern Airlines.
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
In the first nine months of 2022, American recorded an income tax benefit of $115 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At September 30, 2022, AAG had $14.3 billion in total available liquidity and $953 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Cash	$332	$273	$327	$265
Short-term investments	10,900	12,158	10,898	12,155
Undrawn facilities	3,063	3,411	3,063	3,411
Total available liquidity	$14,295	$15,842	$14,288	$15,831
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

In the ordinary course of our business, we or our affiliates may, at any time and from time to time, seek to prepay, retire or repurchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, prepayments, retirements or exchanges, if any, will be conducted on such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For further information regarding our debt repurchases during the first nine months of 2022, see Note 5 to AAG's Condensed Consolidated Financial Statements in Part I, Item 1A.
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
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $2.3 billion and $1.9 billion for the first nine months of 2022 and 2021, respectively, a $427 million period-over-period increase. In the first nine months of 2021, we received cash proceeds of approximately $4.7 billion associated with the PSP Financial Assistance. Excluding the PSP Financial Assistance, our operating cash flows increased $5.1 billion compared to the first nine months of 2021 primarily due to higher profitability. In addition, during the first nine months of 2022, we made approximately $180 million in cash payments associated with our voluntary early retirement programs. Excluding the enhanced healthcare benefits provided to eligible team members, we estimate cash payments under these programs to be approximately $20 million in the remainder of 2022 and approximately $20 million in 2023.
Investing Activities
Our net cash used in investing activities was $916 million and $7.7 billion for the first nine months of 2022 and 2021, respectively.
Our principal investing activities in the first nine months of 2022 included $1.9 billion of capital expenditures, which primarily related to the purchase of 17 Airbus A321neo aircraft and 12 spare engines, and the purchase of $205 million of equity investments, principally related to GOL. Additionally, we incurred $274 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at John F. Kennedy International Airport (JFK) and the modernization of Terminals 4 and 5 at Los Angeles International Airport (LAX). These cash outflows were offset in part by $1.3 billion in net sales of short-term investments.
Our principal investing activities in the first nine months of 2021 included $7.6 billion in net purchases of short-term investments as well as a $330 million increase in restricted short-term investments primarily related to collateral for the AAdvantage Financing. Additionally, we incurred $110 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at JFK and the modernization of Terminals 4 and 5 at LAX. These cash outflows were offset in part by $181 million of proceeds from the sale of property and equipment principally related to our retired fleet and $168 million of proceeds primarily from aircraft sale-leaseback transactions. Additionally, aircraft purchase deposit returns of $874 million offset our capital expenditures for the first nine months of 2021, which expenditures were principally related to the harmonization of interior configurations across our mainline fleet and the purchase of two Airbus A321neo aircraft.

Financing Activities
Our net cash used in financing activities was $1.3 billion for the first nine months of 2022 as compared to net cash provided by financing activities of $5.8 billion for the first nine months of 2021.
Our principal financing activities in the first nine months of 2022 included $2.0 billion in repayments of debt and finance lease obligations, consisting of $1.7 billion of scheduled debt repayments including the repayment of $401 million in connection with the maturity of our 5.000% unsecured notes, and the repurchase of $349 million of unsecured notes on the open market. These cash outflows were offset in part by $699 million of long-term debt proceeds from the issuance of equipment notes related to the 2021-1 Aircraft EETCs.
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
American
Operating Activities
American’s net cash provided by operating activities was $1.5 billion and $4.4 billion for the first nine months of 2022 and 2021, respectively, a $2.9 billion period-over-period decrease. American had a $2.8 billion net decrease in intercompany cash receipts principally from AAG's financing transactions. Additionally, in the first nine months of 2021, American received cash proceeds of approximately $4.2 billion associated with the PSP Financial Assistance. Excluding the PSP Financial Assistance and the decrease in AAG's financing transactions, American's operating cash flows increased $4.1 billion compared to the first nine months of 2021 primarily due to higher profitability. Also, during the first nine months of 2022, American made approximately $180 million in cash payments associated with its voluntary early retirement programs. Excluding the enhanced healthcare benefits provided to eligible team members, American estimates cash payments under these programs to be approximately $20 million in the remainder of 2022 and approximately $20 million in 2023.
Investing Activities
American’s net cash used in investing activities was $874 million and $7.7 billion for the first nine months of 2022 and 2021, respectively.
American’s principal investing activities in the first nine months of 2022 included $1.8 billion of capital expenditures, which primarily related to the purchase of 17 Airbus A321neo aircraft and 12 spare engines, and the purchase of $205 million of equity investments, principally related to GOL. Additionally, American incurred $274 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at JFK and the modernization of Terminals 4 and 5 at LAX. These cash outflows were offset in part by $1.3 billion in net sales of short-term investments.
American’s principal investing activities in the first nine months of 2021 included $7.6 billion in net purchases of short-term investments as well as a $330 million increase in restricted short-term investments primarily related to collateral for the AAdvantage Financing. Additionally, American incurred $110 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at JFK and the modernization of Terminals 4 and 5 at LAX. These cash outflows were offset in part by $181 million of proceeds from the sale of property and equipment principally related to American's retired fleet and $168 million of proceeds primarily from aircraft sale-leaseback transactions. Additionally, aircraft purchase deposit returns of $874 million offset American's capital expenditures for the first nine months of 2021, which expenditures were principally related to the harmonization of interior configurations across its mainline fleet and the purchase of two Airbus A321neo aircraft.
Financing Activities
American’s net cash used in financing activities was $570 million for the first nine months of 2022 as compared to net cash provided by financing activities of $3.3 billion for the first nine months of 2021.

American’s principal financing activities in the first nine months of 2022 included $1.3 billion in repayments of debt and finance lease obligations, offset in part by $699 million of long-term debt proceeds from the issuance of equipment notes related to the 2021-1 Aircraft EETCs.
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
Commitments
Significant Indebtedness
As of September 30, 2022, AAG had $36.6 billion in long-term debt, including current maturities of $2.6 billion. As of September 30, 2022, American had $31.3 billion in long-term debt, including current maturities of $2.6 billion. All material changes in our significant indebtedness since our 2021 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of September 30, 2022, we had definitive purchase agreements for the acquisition of the following aircraft (1):

	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter	Total
Airbus
A320neo Family	8	1	9	22	22	5	67
Boeing
737 MAX Family	—	19	29	20	20	—	88
787 Family	5	4	12	9	4	5	39
Embraer
175	3	—	—	—	—	—	3
Total	16	24	50	51	46	10	197

(1)Delivery schedule represents our best estimate as of the date of this report as described in footnote (d) to the "Contractual Obligations" table below. Actual delivery dates are subject to change, which could be material, based on various potential factors including production delays by the manufacturer and regulatory concerns.
We also have agreements for 52 spare engines to be delivered in 2022 and beyond.
We currently have financing commitments in place for all aircraft on order and scheduled to be delivered in 2022 and 2023, except for 14 Boeing 737 MAX Family aircraft scheduled to be delivered in 2023. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions, including in some cases, on our acquisition of the aircraft by a certain date and (2) the performance by the counterparty providing such financing commitments of its obligations thereunder. We do not have financing commitments in place for any of the aircraft scheduled to be delivered in 2024 and beyond, except for five Boeing 787 Family aircraft scheduled to be delivered in 2024.
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

Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of September 30, 2022 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$466	$4,210	$3,510	$7,792	$4,455	$10,880	$31,313
Interest obligations (b), (c)	348	1,913	1,607	1,311	703	898	6,780
Finance lease obligations	88	247	195	131	106	126	893
Aircraft and engine purchase commitments (d)	501	1,642	3,168	3,711	2,736	1,024	12,782
Operating lease commitments	494	1,926	1,656	1,342	1,078	5,256	11,752
Regional capacity purchase agreements (e)	409	1,865	2,010	1,865	1,296	2,342	9,787
Minimum pension obligations (f)	—	31	23	—	—	—	54
Retiree medical and other postretirement benefits	24	89	84	81	78	312	668
Other purchase obligations (g)	1,973	6,024	3,296	1,397	198	971	13,859
Total American Contractual Obligations	4,303	17,947	15,549	17,630	10,650	21,809	87,888

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	—	—	1,500	—	3,746	5,246
Interest obligations (b)	—	121	121	146	159	765	1,312
Finance lease obligations	—	10	10	—	—	—	20
Operating lease commitments	6	21	14	10	8	32	91
Minimum pension obligations (f)	—	1	—	—	—	1	2
Total AAG Contractual Obligations	$4,309	$18,100	$15,694	$19,286	$10,817	$26,353	$94,559

(a)Amounts represent contractual amounts due. Excludes $378 million and $23 million of unamortized debt discount, premium and issuance costs as of September 30, 2022 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at September 30, 2022.
(c)Includes $9.4 billion of future principal payments and $1.4 billion of future interest payments as of September 30, 2022, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(d)See "Aircraft and Engine Purchase Commitments" in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about the firm commitment aircraft delivery schedule, in particular the footnotes to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer. However, the actual delivery schedule may differ from the table above, potentially materially, based on various potential factors including production delays by the manufacturer and regulatory concerns. Additionally, the amounts in the table exclude five and four Boeing 787-8 aircraft to be delivered in 2022 and 2023, respectively, as well as five Boeing 787-9 aircraft to be delivered in 2024, in each case, for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.

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
(g)Includes purchase commitments for aircraft fuel, flight equipment maintenance, construction projects and information technology support and excludes obligations under certain fuel offtake agreements subject to material contingencies, such as the construction of a production facility.
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
Aircraft Fuel
As of September 30, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2022 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2022 annual fuel expense by approximately $40 million.

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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our September 30, 2022 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $140 million and annual interest income on short-term investments would increase by approximately $110 million.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of September 30, 2022, we had $10.5 billion of borrowings linked to LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of September 30, 2022 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s CEO and CFO. Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
For the quarter ended September 30, 2022, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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
The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, have resulted in significant volatility in demand for air travel, which has adversely affected our business, operations and financial condition to an unprecedented extent. Measures implemented during the pandemic—such as travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, cancellation of public events and many others—initially resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material deterioration in demand, we took a number of aggressive actions to ameliorate our business, operations and financial condition. We focused on reducing our capacity, making structural changes to our fleet, reducing costs including implementing voluntary leave and early retirement programs, preserving cash and improving our overall liquidity position. We reduced our system-wide capacity and, while we have increased capacity to match a subsequent recovery in demand for air travel, we will continue to monitor conditions and to proactively evaluate and adjust our schedule to match demand. Additionally, we retired certain mainline and regional aircraft types earlier than planned, which we expect will allow us to be more efficient by reducing the number of sub-fleets we operate, and we also placed a significant number of aircraft into temporary storage. We moved quickly to attempt to better align our costs with our reduced schedule and implemented other cost-saving initiatives (including reductions in maintenance expense, marketing expense, event and training expense, airport facilities expense, salaries and benefits expense, and other volume-related expense reductions, including fuel). While cases have declined globally and many governments have loosened or lifted COVID-related travel restrictions, the duration and severity of the pandemic and its aftereffects remain uncertain, and there can be no assurance that any of the mitigating actions we have taken will suffice to sustain our business and operations through this pandemic.
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
The measures we have taken to reduce our expenditures and to improve our liquidity in response to the COVID-19 pandemic, and any other strategic actions that we may be required to take in the future as a result of any resurgence or prolongation of the pandemic may not be effective in offsetting decreased demand, and we may not be permitted to take certain strategic actions that we believe are beneficial if such strategic actions are in contravention of the requirements under the CARES Act, the PSP Extension Law or the ARP, which could result in a material adverse effect on our business, operating results and financial condition.
The full extent of the ongoing impact of the COVID-19 pandemic on our longer-term operational and financial performance will depend on future developments, many of which are outside our control, including the effectiveness of the mitigation strategies discussed above; the duration and spread of COVID-19, including recurrence of the pandemic or the emergence of novel variants, and related travel advisories, restrictions and testing regimes; the supply of effective vaccines and boosters, and the success of efforts to deploy them; the impact of the COVID-19 pandemic on overall long-term demand for air travel; the impact on demand and capacity which could result from government mandates on air service (including, for instance, requirements for passengers to wear face coverings while traveling or have their temperature checked or have administered COVID-19 tests and other checks prior to or after entering an airport or boarding an airplane, or which would limit the number of seats that can be occupied on an aircraft to allow for social distancing or prohibit flights to certain locations); the impact of COVID-19 on our employees’ ability to work because they are quarantined or sickened as a result of exposure to COVID-19 or if they are subject to additional governmental COVID-19 curfews or "stay at home" health orders or similar restrictions; the impact of federal vaccine mandates, including the willingness of our employees to comply with such mandates and potential conflict with actions by certain states that are in conflict with the federal mandate; the impact of the COVID-19 pandemic on the financial health and operations of our business partners and future governmental actions, all of which are highly uncertain and cannot be predicted. Despite recalling previously furloughed frontline team members and continuously hiring new employees, airlines have experienced, and may continue to experience, periodic staffing shortages which may result in flight cancellations and other operational disruptions. The emergence of novel variants, such as the fast-spreading omicron variant in late 2021, could result in a significant rise in global cases, which could lead to higher than normal employee absences. Continued volatility in demand for travel, coupled with the unpredictability of the ongoing pandemic, presents challenges in building and flying our schedule, in particular during peak travel periods. At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers' behavior, with such changes including but not limited to a permanent reduction in business travel as a result of increased usage of "virtual" and "teleconferencing" products and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business.
The COVID-19 pandemic has also caused significant disruption in global supply chains and staffing shortages, which have affected the availability and timely delivery and fulfillment of many goods, including certain of those that we purchase directly or which are required by third parties to perform contracted services for us. We rely on the operation of complex supply chains and a large number of third parties for the procurement and fulfillment of parts, components, consumable or disposable goods and other products and services essential to our business. Following a faster than expected return of demand for air travel as COVID-19 cases declined worldwide and governments lifted travel restrictions, suppliers and many of the airports we serve have experienced acute shortages of personnel, resulting in increased delays, cancellations and, in certain cases, restrictions on passenger numbers or the number of flights to or from certain airports. We cannot guarantee that, as a result of ongoing or future supply chain disruptions or staffing shortages, we, our third-party partners, or the airports we serve will be able to timely source all of the products and services we require in the course of our business, or that we will be successful in procuring suitable alternatives.
We are also dependent upon effective COVID-19 vaccines, including an efficient distribution and sufficient supply, and significant uptake by the general public in order to normalize economic conditions and the airline industry and to realize our financial and growth plans and business strategy. The failure of a vaccine or any subsequently developed vaccine booster, including to the extent it is not effective against any new COVID-19 variants, significant unplanned adverse reactions to the vaccine, politicization or general public distrust of vaccines could prolong the pandemic and have an adverse effect on our business, financial condition and results of operations. Additionally, in September 2021, the Biden

Administration issued an executive order mandating a COVID-19 vaccination requirement for federal contractors. Due to a number of our agreements, American is classified as a government contractor. Consistent with this executive order and guidance from the Safer Federal Workforce Task Force responsible for implementing the order, we announced that the federal vaccine mandate would require all of American’s U.S.-based team members and certain international crew members to be vaccinated or be exempt due to an accommodation for a medical disability or sincerely held religious belief. Lawsuits have been filed in multiple jurisdictions challenging the order, and several courts have issued injunctions against the government's enforcement of the mandate. Two U.S. Courts of Appeal have issued rulings upholding the lower courts’ injunctions; however, in one of these cases, the Eleventh Circuit Court of Appeals narrowed the nationwide stay of enforcement of the executive order issued by the U.S. District Court for the Southern District of Georgia, holding that the stay of enforcement only applies to the parties and states involved in that particular dispute. Following the Eleventh Circuit ruling, the U.S. government may seek to enforce the executive order in states where American operates that are not subject to an injunction. Given the uncertainty of its viability in the courts, the timing of implementation and availability of accommodations, we are still unable to predict the ultimate impact of this federal vaccination requirement on our business should the federal government move to reinstate and enforce it. Moreover, we may be subject to state and local vaccine mandates and other COVID-19-related requirements governing airports where we operate. While the Occupational Health and Safety Administration (OSHA) has withdrawn its overarching COVID-19 Emergency Temporary Standard, the U.S. Supreme Court has acknowledged that OSHA may potentially issue a revised COVID-19 standard targeted to high-risk occupations or workplaces, which could impact our regional carriers and other service providers.
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
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our business. In particular, the COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels had a severe and prolonged effect on the global economy generally and, in turn, resulted in a prolonged period of depressed demand for air travel. In addition, a rapid economic expansion following the height of the pandemic resulted in significant inflationary pressures and volatility in certain currencies, which have increased our costs for aircraft fuel, wages and benefits and other goods and services we require to operate our business, as well as increasing the interest expense on our variable-rate indebtedness. Accordingly, we cannot predict the ultimate impact of the COVID-19 pandemic or its after-effects on our business, financial condition and results of operations. Additionally, the COVID-19 pandemic has necessitated changes in business practices which may persist. For example, businesses and other travelers may continue to forego air travel in favor of remote or flexible working policies and communication alternatives such as videoconferencing. In addition, to the extent businesses continue to permit air travel during the COVID-19 pandemic, they are more likely to require the purchase of less expensive tickets to reduce costs, thereby potentially impacting our average revenue per available seat mile. See also “The outbreak and global spread of COVID-19 and government-imposed measures to prevent or reduce its spread have resulted in significant volatility in demand for air travel, the impacts of which have adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity” and “The airline industry is intensely competitive and dynamic.”
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of September 30, 2022, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for the remainder of 2022 through 2026 would be approximately $11.8 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If needed, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; volatile or otherwise unfavorable market conditions; the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced; and the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry in particular. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase aircraft and engines or fund our other corporate requirements, or may seek to negotiate deferrals for such aircraft and engines with the applicable manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully or to fund our committed expenditures. An inability to obtain necessary financing on acceptable terms would limit our ability to execute necessary capital projects and would have a material adverse impact on our business, results of operations and financial condition.
Our high level of debt and other obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and cause our business to be vulnerable to adverse economic and industry conditions.
We have significant amounts of indebtedness and other financial obligations, including pension obligations, obligations to make future payments on flight equipment and property leases related to airport and other facilities, and substantial non-cancelable obligations under aircraft and related spare engine purchase agreements. Moreover, currently a very significant portion of our assets are pledged to secure our indebtedness. Our substantial indebtedness and other obligations, which are generally greater than the indebtedness and other obligations of our competitors, could have important consequences. For example, they may:
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
•bear interest at floating rates, which could subject us to volatility in interest rates and make servicing our debt more expensive;
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
In addition, in response to the travel restrictions, decreased demand and other effects of the COVID-19 pandemic on our business, we obtained a significant amount of additional financing from a variety of sources and given continued uncertainty we cannot guarantee that we will not need to obtain additional financing in the future. Such financing may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. In particular, in connection with the financial assistance we have received through PSP1, PSP2 and PSP3, we are required to comply with the relevant provisions of the CARES Act, the PSP Extension Law and the ARP, including the requirement that funds provided pursuant to PSP1, PSP2 and PSP3 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits; and restrictions on the payment of certain executive compensation until April 1, 2023. Additionally, under PSP1, PSP2 and PSP3, we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. Moreover, as a result of the recent financing activities we have undertaken in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on us as we continue to seek additional liquidity.
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
We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of September 30, 2022, we had $10.5 billion of borrowings linked to LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

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
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these credit card processing companies, under certain conditions (including, with respect to certain agreements, our failure to maintain certain levels of liquidity), to hold an amount of our cash (referred to as a holdback) equal to some or all of the advance ticket sales that have been processed by that credit card processor, but for which we have not yet provided the air transportation. Additionally, such credit card processing companies may require cash or other collateral reserves to be established. These credit card processing companies are not currently entitled to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in our financial condition or the triggering of a liquidity covenant. In light of the effect of the COVID-19 pandemic on demand for air travel and, in turn, capacity, we experienced a prolonged increase in demand from consumers for refunds on their tickets, and we cannot assure that we will not experience periods of elevated refund demand in the future. A material increase in requests for refunds may reduce our liquidity and cause us to be forced to post cash or other collateral with the credit card processing companies in respect of advance ticket sales. The imposition of holdback requirements, up to and including 100% of relevant advanced ticket sales, would materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other counterparties to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition. For example, we maintain certain letters of credit, insurance- and surety-related agreements under which counterparties may require collateral, including cash collateral.
The loss of key personnel upon whom we depend to operate our business or the inability to attract and develop additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to attract, develop and retain highly qualified management, technical and other personnel. Retaining and recruiting people with the appropriate skills is particularly challenging as the economy in general, and the airline industry in particular, continue to recover from the COVID-19 pandemic, resulting in competition for the human resources necessary to operate our business successfully. We may not be successful in attracting, developing or retaining key personnel or other highly qualified personnel. Among other things, the CARES Act, the PSP Extension Law and the ARP impose significant restrictions on executive compensation, which will remain in place until April 1, 2023. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries, creating increasing retention challenges in the case of executives presented with alternative, non-airline opportunities. In addition, competition for skilled personnel has intensified and may continue to intensify if overall industry capacity continues to increase and/or we were to incur attrition at levels higher than we have historically. Any inability to attract, develop and retain significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
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
•outbreaks of diseases that affect travel behavior, including the ongoing COVID-19 pandemic; and
•weather and natural disasters, including increases in frequency, severity or duration of such disasters, and related costs caused by more severe weather due to climate change.
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
A significant portion of our regional operations are conducted by third-party operators on our behalf, substantially all of which are provided for under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain skilled personnel, including in particular pilots and mechanics, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Several of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of pilots, mechanics and other skilled personnel and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. In particular, the severe decline in demand for air travel resulting from the COVID-19 pandemic and related governmental restrictions on travel materially impacted demand for services provided by our regional carriers and, as a result, we temporarily significantly reduced our regional capacity. Further, as airlines attempt to restore capacity in line with increased demand for air travel following the height of the pandemic, these third-party operators have experienced difficulties in recruiting and retaining sufficient personnel to operate significantly increased schedules, and have in some instances been required to offer significant increases in pay and other benefits to recruit and retain pilots and other personnel. We expect the disruption to services resulting from the COVID-19 pandemic and subsequent rapid return of demand to continue to adversely affect our regional operators, some of whom may experience significant financial stress, declare bankruptcy or otherwise cease to operate. We may also experience disruption to our regional operations or incur financial damages if we terminate the capacity purchase agreement with one or more of our current operators or transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.
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
We have in the past instituted, and intend to institute in the future, changes to our business model designed to increase revenues and offset costs. These measures include further segmentation of the classes of service we offer, such as Premium Economy service and Basic Economy service, enhancements to our AAdvantage loyalty program, charging separately for services that had previously been included within the price of a ticket, changing (whether it be increasing, decreasing or eliminating) other pre-existing fees, reconfiguration of our aircraft cabins, and efforts to optimize our network including by focusing growth on a limited number of large hubs and entering into agreements with other airlines. For example, in 2020, we eliminated change fees for most domestic and international tickets, which has reduced our change fee revenue, a trend which is expected to continue as demand for air travel recovers, assuming this change remains in place. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure that these measures or any future initiatives will be successful in increasing our revenues or offsetting our costs. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline or result in decreased demand. Also, our implementation of any new or increased fees might result in adverse brand perceptions, reputational harm or regulatory scrutiny, and could reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.
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
On August 16, 2022, the Inflation Reduction Act (the IRA) was signed into law in the U.S. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1.0 billion and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022. The corporate minimum tax and any excise tax imposed on any repurchases of AAG common stock made after December 31, 2022 may adversely affect our financial condition in the future. The U.S. government may enact additional significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. We are currently unable to predict whether such additional changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance our business will not be adversely affected.

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
Future impairment of goodwill or other long-lived assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. There can be no assurance that a material impairment charge of goodwill or tangible or intangible assets will be avoided. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines, including as a result of significant or prolonged declines in demand for air travel and corresponding reductions to capacity. We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period; we have previously incurred significant impairment charges associated with our decision to retire certain aircraft as a result of the severe decline in demand for air travel due to the COVID-19 pandemic, and the risk of future material impairments remains uncertain. Such impairment charges could have a material adverse effect on our business, results of operations and financial condition.
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
We provide air travel internationally, directly as well as through joint businesses, alliances, codeshare and similar arrangements to which we are a party. While our network is comprehensive, compared to some of our key global competitors, we generally have somewhat greater relative exposure to certain regions (for example, Latin America) and somewhat lower relative exposure to others (for example, China). Our financial performance relative to our key competitors will therefore be influenced significantly by macro-economic conditions in particular regions around the world and the relative exposure of our network to the markets in those regions, including the duration of declines in demand for travel to specific regions as a result of the COVID-19 pandemic and the speed with which demand for travel to these regions returns.
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
American has established a transatlantic joint business with British Airways, Aer Lingus, Iberia and Finnair, a transpacific joint business with Japan Airlines and a joint business relating to Australia and New Zealand with Qantas, each of which has been granted antitrust immunity. The transatlantic joint business benefits from a grant of antitrust immunity from the United States Department of Transportation (DOT) and was reviewed by the European Commission (EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick (LGW) airports. The commitments accepted by the EC were binding for 10 years. In October 2018, in anticipation of the exit of the United Kingdom from the European Union (EU), commonly referred to as Brexit, and the expiry of the EC commitments in July 2020, the United Kingdom Competition and Markets Authority (CMA) opened an investigation into the transatlantic joint business. We continue to fully cooperate with the CMA and, in September 2020 and April 2022, the CMA adopted interim measures that effectively extend the EC commitments until March 2026 in light of the uncertainty and other impacts resulting from the COVID-19 pandemic. The CMA plans to complete its investigation before the scheduled expiration of the interim measures in March 2026. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those arrangements.
In 2021, we began implementing key aspects of our marketing relationship with JetBlue. This arrangement includes an alliance agreement with reciprocal codesharing on certain domestic and international routes from New York (JFK, LaGuardia Airport (LGA), and Newark Liberty International Airport) and Boston Logan International Airport, and provides for reciprocal loyalty program benefits. The arrangement does not include JetBlue’s transatlantic flying. Pursuant to federal law, American and JetBlue submitted this proposed alliance arrangement to the DOT for review. After American, JetBlue and the DOT agreed to a series of commitments, the DOT terminated its review of the proposed alliance in January 2021. The commitments include growth commitments to ensure capacity expansion, slot divestitures at JFK and at Ronald Reagan Washington National Airport (DCA) near Washington, D.C. and antitrust compliance measures. Beyond the DOT Agreement, American and JetBlue will also refrain from certain kinds of coordination on certain city pair markets. Upon the DOT’s termination of its review of the proposed alliance, American and JetBlue implemented the proposed alliance subject to these commitments. On September 21, 2021, the United States Department of Justice (DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue alleging that American and JetBlue violated U.S. antitrust laws in connection with the Northeast Alliance arrangement (NEA). The parties are currently presenting their respective cases in a bench trial that commenced on September 27, 2022. We believe this complaint is without merit and are defending against it vigorously.
Notwithstanding the DOT’s termination of its reviews of the NEA and certain other alliances, the DOT maintains authority to conduct investigations under the scope of its existing statutes and regulations, including conduct related to this alliance. On September 21, 2021, the DOT published a Clarification Notice relating to the DOT Agreement. The DOT Clarification Notice stated, among other things, that the DOT Agreement remains in force during the pendency of the DOJ action against the NEA and, while the DOT retains independent statutory authority to prohibit unfair methods of competition in air transportation, the DOT intends to defer to DOJ to resolve the antitrust concerns that DOJ has identified with respect to the NEA. The DOT simultaneously published a Notice Staying Proceeding in relation to a complaint by Spirit Airlines, Inc. regarding the NEA, pending resolution of the DOJ action described above. On September 30, 2022, the

DOT issued a further statement referencing the prior Clarification Notice and, among other things, indicating its intention to continue working with the DOJ in its efforts to resolve the ongoing proceedings regarding the Northeast Alliance.
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
We may also be impacted by competition regulations affecting certain of our major commercial partners, including our co-branded credit card partners. For example, there has been bipartisan legislation proposed in Congress called the Credit Card Competition Act designed to increase credit card transaction routing options for merchants which, if enacted, could result in a reduction of the fees levied on credit card transactions. If this legislation were successful, it could fundamentally alter our agreements with co-branded credit card partners and the benefits we provide to our consumers through the co-branded credit cards issued by these partners.
The commercial relationships that we have with other companies, including any related equity investments, may not produce the returns or results we expect.
An important part of our strategy to expand our network has been to initiate or expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, including with Alaska Airlines Group, Inc. and Qatar Airways Company Q.C.S.C., and, in certain instances, including China Southern Airlines, GOL and our previously announced proposed investment in JetSMART, by making a significant equity investment in another airline in connection with initiating or expanding such a commercial relationship. We may explore additional investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies, and they may distract management focus from our operations or other strategic options. We may also be subject to consequences from any illegal conduct of joint business partners as well as to any political or regulatory change that negatively impacts or prohibits our arrangements with any such business partners. In addition, as a result of the COVID-19 pandemic and subsequent economic recovery, the industry experienced significant volatility in demand for air travel both internationally and domestically, which is expected to continue into the foreseeable future and could materially disrupt our partners' abilities to provide air service, the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the maintenance or expansion of existing relationships. If any carriers with which we partner or in which we hold an equity stake were to cease trading or be declared insolvent, we could lose the value of any such investment or experience significant operational disruption. These events could have a material adverse effect on our business, results of operations and financial condition.

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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business and thus is a significant factor in the price of airline tickets. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $0.37 per gallon to a high of approximately $4.40 per gallon during the period from January 1, 2019 to September 30, 2022. In particular, fuel prices rose substantially in 2021, and significant price increases continued into 2022.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of September 30, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
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
For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary and prolonged grounding of aircraft types altogether (including, for example, the March 2019 grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020), or otherwise caused substantial disruption and resulted in material costs to us and lost revenues. The recent telecom industry roll-out of 5G technology, and concerns regarding its possible interference with aircraft navigation systems, also resulted in regulatory uncertainty and the potential for operational impacts, including possible suspension of service to certain airports or the operation of certain aircraft. See "We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems could harm our business, results of operations and financial condition." The FAA also exercises comprehensive regulatory authority over nearly all technical aspects of our operations. Our failure to comply with such requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. The FAA recently issued a final rule implementing flight attendant duty and rest periods, which will impact our scheduling flexibility. In the future, any new regulatory requirements, particularly requirements that limit our ability to operate or price our products, could have a material adverse effect on us and the industry.
DOT consumer rules, and rules promulgated by certain analogous agencies in other countries we serve, dictate procedures for many aspects of our customer's journey, including at the time of ticket purchase, at the airport, and onboard the aircraft. DOT requires multiple disclosures of airline fares, taxes and baggage fees and is further changing these requirements to increase the number of disclosures and the time at which they must be disclosed. DOT also recently issued a proposed rule mandating refunds in certain circumstances, such as a global pandemic. Finally, DOT will be proposing and implementing a number of new disability regulations that will impact us, including rules for accessible lavatories on single-aisle aircraft, wheelchair damage and prompt wheelchair assistance.
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
Similarly, there are a number of legislative and regulatory initiatives and reforms at the state and local levels. These initiatives include increasingly stringent laws to protect the environment, wage/hour requirements, mandatory paid sick or family leave, and healthcare mandates. These laws could affect our relationship with our workforce and the vendors that serve our airlines and cause our expenses to increase without an ability to pass through these costs. In recent years, the airline industry has experienced an increase in litigation over the application of state and local employment laws, particularly in California. Application of these laws may result in operational disruption, increased litigation risk and impact our negotiated labor agreements. For example, we are currently involved in legal proceedings brought by flight attendants and certain other work groups in California concerning alleged violations of the state's labor code including, among other things, violations of certain meal and rest break laws, and an adverse determination in any of these cases could adversely impact our operational flexibility and result in the imposition of damages and fines, which could potentially be significant. Additionally, in September 2021, the Biden Administration issued an executive order mandating a COVID-19 vaccination requirement for federal contractors. Due to a number of our agreements, American is classified as a government contractor. Consistent with this executive order and guidance from the Safer Federal Workforce Task Force responsible for implementing the order, we announced that the federal vaccine mandate would require all of American’s U.S.-based team members and certain international crew members to be vaccinated or be exempt due to an accommodation for a medical disability or sincerely held religious belief. Lawsuits have been filed in multiple jurisdictions challenging the order, and several courts have issued injunctions against the government’s enforcement of the mandate. Two U.S. Courts of Appeal have issued rulings upholding the lower courts’ injunctions; however, in one of these cases, the Eleventh Circuit Court of Appeals narrowed the nationwide stay of enforcement of the executive order issued by the U.S. District Court for the Southern District of Georgia, holding that the stay of enforcement only applies to the parties and states involved in that particular dispute. Following the Eleventh Circuit ruling, the U.S. government may seek to enforce the executive order in states where American operates that are not subject to an injunction. Given the uncertainty of its viability in the courts, the timing of implementation and availability of accommodations, we are still unable to predict the ultimate impact of this federal vaccination requirement on our business should the federal government move to reinstate and enforce it. Moreover, we may be subject to state and local vaccine mandates and other COVID-19-related requirements governing airports where we operate. While OSHA has withdrawn its overarching COVID-19 Emergency Temporary Standard, the U.S. Supreme Court has acknowledged that OSHA may potentially issue a revised COVID-19 standard targeted to high-risk occupations or workplaces, which could impact our regional carriers and other service providers.

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
•the adoption of more restrictive locally-imposed noise restrictions; and
•restrictions on travel or special guidelines regarding aircraft occupancy or hygiene in response to outbreaks of illness, such as occurred during the COVID-19 pandemic, including the imposition of preflight testing regimes or vaccination confirmation requirements which have to date and may in the future have the effect of reducing demand for air travel in the markets where such requirements are imposed.
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
Brexit has also led to legal and regulatory uncertainty such as the identity of the relevant regulators, new regulatory action and/or potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. For example, in October 2018, in anticipation of Brexit and the expiry of the EC commitments in July 2020, the CMA opened an investigation into the transatlantic joint business. We continue to fully cooperate with the CMA and, in September 2020 and April 2022, the CMA adopted interim measures that effectively extend the EC commitments until March 2026 in light of the uncertainty and other impacts resulting from the COVID-19 pandemic. The CMA plans to complete its investigation before the interim measures are scheduled to expire in March 2026. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts, or other governmental or regulatory actions taken by the United Kingdom or the EU in connection with or subsequent to Brexit, cannot be predicted, including whether or not regulators will continue to approve or impose material conditions on our business activities. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
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
Our aircraft employ a number of sophisticated radio and satellite-based navigation and safety technologies, and we are subject to risks associated with the introduction or expansion of technologies that could interfere with the safe operation of these flight systems. For example, telecommunications companies are expanding and increasing the commercial and consumer applications of 5G cellular communication networks, and regulators, manufacturers and operators have expressed concerns that certain 5G applications could interfere with certain flight systems. On December 23, 2021, the FAA issued a special airworthiness information bulletin (SAIB), in which it indicated that further testing and assessment is needed regarding the effects of 5G on certain aircraft equipped with radar altimeters, which measure the aircraft’s altitude and guide pilots during landings. If it were determined that 5G signals posed an interference risk to these altimeters or other systems, the FAA indicated in its SAIB that it could restrict flight operations in areas where such interference could occur. On January 18, 2022, major U.S. telecommunications companies agreed to delay the implementation of 5G near airports until July 5, 2022 while working with the FAA to develop long-term mitigations to support safe aviation operations. While the telecommunications industry agreed to delay the activation of 5G transmitters in close proximity to airports, it did move forward with the activation of a vast majority of 5G transmitters away from airports, and we expect that companies will continue expanding their 5G networks over the next several years. As a result, the FAA has taken precautionary steps to mitigate any remaining interference risks, which have resulted in minimal impacts to our operations, particularly in low-visibility conditions at certain airports and with our regional carriers. While we are working closely with the FAA and other aviation industry participants to develop a long-term strategy that permits the full implementation of the 5G spectrum without disruption to safe aviation operations, any new restrictions imposed to mitigate interference risks would require us to adjust our operating procedures and could impact our ability to operate certain aircraft or to serve certain markets. On June 17, 2022, the FAA announced that major U.S. telecommunications companies have agreed to continue to keep 5G mitigations beyond July 5, 2022, but simultaneously announced their expectation that the U.S. mainline commercial fleet to have radio altimeter retrofits or other enhancements in place by July 2023. We have made clear our commitment to updating our aircraft as soon as possible and expect our Airbus A320 mainline and Embraer regional fleets to have their updates completed by the end of the year. Our most pressing concern moving forward is having certified solutions in place for the rest of our impacted fleet, both mainline and regional. For each fleet type, we need the FAA to certify a solution, the aircraft manufacturer to issue a service bulletin, the radio altimeter manufacturer to produce the solution, and for the solution to be delivered to us with enough time to install it on our aircraft in advance of July 2023.
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
Our business requires the secure processing and storage of personal information relating to our customers, employees, business partners and others. However, like any global enterprise operating in today’s digital business environment, we have experienced cybersecurity incidents and data breaches. The threat of cybersecurity incidents continues to increase as the frequency, intensity and sophistication of attacks and intrusions increase around the world. We and our business partners have been the target of cybersecurity attacks and data breaches in the past and expect that we will continue to be in the future. For example, in March 2021, a sub-set of AAdvantage members as well as members of several other major airline loyalty programs received a notification about a security incident involving a limited amount of loyalty data held by a service provider. As another example, in July 2022, a minor phishing incident resulted in certain employee email accounts being accessed and acquired without authorization that contained personal information about a very limited number of individuals, including travelers (following which we notified the individuals). We react and respond to these cybersecurity attacks in accordance with the applicable legal requirements, our own approved cybersecurity protocols, as well as our commercial partners’ standards, but we cannot ensure that our responses will be sufficient to prevent or mitigate the potential adverse impacts of these incidents, which may be material.
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
Significant cybersecurity incidents involving us or one of our AAdvantage partners or other business partners have in the past and may in the future result in a range of potentially material negative consequences for us, including unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; a deterioration in our relationships with business partners and other third parties; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. The constantly changing nature of the threats means that we cannot and have not been able to prevent all data security breaches or misuse of data. Similarly, we depend on the ability of our key commercial partners, including AAdvantage partners, other business partners, our regional carriers, distribution partners and technology vendors, to conduct their businesses in a manner that complies with applicable security standards and assures their ability to perform on a timely basis. A security failure, including a failure to meet relevant payment security standards, breach or other significant cybersecurity incident affecting one of our partners could result in potentially material negative consequences for us. In addition, we use third-party service providers to help us deliver services to customers. These service providers may store personal information, credit card information and/or other confidential information. Such information may be the target of unauthorized access or subject to security breaches as a result of third-party action, employee error, malfeasance or otherwise. Any of these could (a) result in the loss of information, litigation, indemnity obligations, damage to our reputation and other liability, or (b) have a material adverse effect on our business, financial condition and results of operations.
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
The closing price of our common stock on Nasdaq varied from $15.00 to $25.82 during 2021 and $11.86 to $20.22 during 2022 year-to-date through October 14, 2022. At times during this period, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that this wide range of trading prices is broadly indicative of the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
If we do decide to make repurchases of or pay dividends on our common stock, we cannot guarantee that we will continue to do so or that our capital deployment program will enhance long-term stockholder value.
In connection with the financial assistance provided under PSP1, PSP2 and PSP3, we agreed not to repurchase shares of AAG common stock through September 30, 2022. Following the expiration of these restrictions, if we determine to make any share repurchases in the future, such repurchases under our repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended again at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our repurchase of AAG common stock may be limited, suspended or discontinued at any time at our discretion and without prior notice.

In connection with the financial assistance provided under PSP1, PSP2 and PSP3, we agreed not to pay dividends on AAG common stock through September 30, 2022. Following the expiration of these restrictions, if we determine to make any dividends in the future, such dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued again at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
In addition, any future repurchases of AAG common stock or payment of dividends, or any determination to cease repurchasing stock or paying dividends, could affect our stock price and increase its volatility. The existence of a share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, any future repurchases of AAG common stock or payment of dividends will diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Further, our repurchase of AAG common stock may fluctuate such that our cash flow may be insufficient to fully cover our share repurchases. Under the recently enacted IRA, we may become subject to an excise tax on the fair market value of AAG common stock repurchased after December 31, 2022, which may adversely affect our financial condition. Although our share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that they will do so.
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

Exhibit Number	Description

10.1	Supplemental Agreement No. 25, dated as of July 1, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company.*
10.2	Supplemental Agreement No. 26, dated as of August 1, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: October 20, 2022	By:	/s/ Derek J. Kerr
Derek J. Kerr
Vice Chair, Chief Financial Officer and President, American Eagle
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: October 20, 2022	By:	/s/ Derek J. Kerr
Derek J. Kerr
Vice Chair, Chief Financial Officer and President, American Eagle
(Duly Authorized Officer and Principal Financial Officer)