Form 10-K
period 2022-12-31
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2023-02-22
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

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
As of February 17, 2023, there were 651,430,518 shares of American Airlines Group Inc. common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022, was approximately $8.2 billion.
As of February 17, 2023, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.
OMISSION OF CERTAIN INFORMATION
American Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10-13 of Form 10-K as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement related to American Airlines Group Inc.’s 2023 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of American Airlines Group Inc.’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-K
Year Ended December 31, 2022

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
Risks Related to our Business and Industry
•Downturns in economic conditions could adversely affect our business.
•We will need to obtain sufficient financing or other capital to operate successfully.
•Our high level of debt and other obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and may cause our business to be vulnerable to adverse economic and industry conditions.
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
•Union disputes, employee strikes and other labor-related disruptions, or our inability to otherwise maintain labor costs at competitive levels and hire and retain a sufficient number of employees may adversely affect our operations and financial performance.
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
•Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity.
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
•A shortage of pilots or other personnel has in the past and could continue to materially adversely affect our business.
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
•Evolving data security and privacy requirements (in particular, compliance with applicable federal, state and foreign laws relating to handling of personal information about individuals) could increase our costs, and any significant data security or privacy incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition.
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
Airline Operations
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, our primary business activity is the operation of a major network air carrier, providing scheduled air transportation for passengers and cargo through our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. and partner gateways, including in London, Doha, Madrid, Seattle/Tacoma, Sydney and Tokyo (among others). In 2022, over 199 million passengers boarded our flights. During 2022, we announced the return of several international routes that had been cut due to the COVID-19 pandemic and aircraft delivery delays.
As of December 31, 2022, we operated 925 mainline aircraft supported by our regional airline subsidiaries and third-party regional carriers, which together operated an additional 536 regional aircraft. See Part I, Item 2. Properties for further discussion of our mainline and regional aircraft and “Regional” below for further discussion of our regional operations.
American is a founding member of the oneworld® Alliance, which brings together a global network of 13 world-class member airlines and their affiliates, working together to provide a superior and seamless travel experience. See “Distribution and Marketing Agreements” below for further discussion on the oneworld Alliance and other agreements with domestic and international airlines.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “2022 Financial Overview,” “AAG’s Results of Operations” and “American’s Results of Operations” for further discussion of AAG’s and American’s operating results and operating performance. Also, see Note 1(m) to each of AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, for passenger revenue by geographic region and Note 13 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 12 to American’s Consolidated Financial Statements in Part II, Item 8B for information regarding operating segments.
Regional
Our regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include our wholly-owned regional carriers Envoy Air Inc. (Envoy), PSA and Piedmont, as well as third-party regional carriers including Republic Airways Inc. (Republic), SkyWest Airlines, Inc. (SkyWest), Mesa Airlines, Inc. (Mesa) and Air Wisconsin Airlines LLC (Air Wisconsin). Our regional carriers are an integral component of our operating network. We rely heavily on regional carriers to drive feeder traffic to our hubs from low-density markets that are not economical for us to serve with larger, mainline aircraft. In addition, regional carriers offer complementary service in many of our mainline markets. All American Eagle carriers use logos, service marks, aircraft paint schemes and uniforms similar to those of our mainline operations. In 2022, 48 million passengers boarded our regional flights, approximately 44% of whom connected to or from our mainline flights.
Our regional carrier arrangements are in the form of capacity purchase agreements. The capacity purchase agreements provide that all revenues, including passenger, in-flight, ancillary, mail and freight revenues, go to us. We control marketing, scheduling, ticketing, pricing and seat inventories. In return, we agree to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that we either reimburse or pay 100% of certain variable costs, such as airport landing fees, fuel and passenger liability insurance. We previously announced that we had entered into an agreement with Air Wisconsin, pursuant to which Air Wisconsin is expected to begin operating scheduled flights under the American Eagle name in the first quarter of 2023. Additionally, in December 2022, we announced a wind-down of our relationship with Mesa, which we expect to conclude in the second quarter of 2023.

Cargo
Our cargo division provides a wide range of freight and mail services, with facilities and interline connections available across the globe. In 2022, we served more than 20,000 unique origin and destination pairs, transporting over 890 million pounds of time-sensitive freight and mail across our network. Also in 2022, we were named Best Cargo Airline from the Americas by Air Cargo News.
Distribution and Marketing Agreements
Passengers can purchase tickets for travel on American through several distribution channels, including our website (www.aa.com), our mobile app, our reservations centers and third-party distribution channels, including those provided by or through global distribution systems (e.g., Amadeus, Sabre and Travelport), conventional travel agents, travel management companies and online travel agents (e.g., Expedia, including its booking sites Orbitz and Travelocity, and Booking Holdings, including its booking sites Kayak and Priceline). In 2022, American entered into new long-term distribution agreements with Amadeus, Sabre and Travelport which will allow us to continue to provide convenient ways for customers to purchase travel from American. To remain competitive, we will need to manage our distribution costs and rights effectively, increase our distribution flexibility and improve the functionality of our proprietary and third-party distribution channels, while maintaining an industry-competitive cost structure. For more discussion, see Part I, Item 1A. Risk Factors – “We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.”
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
Member of oneworld Alliance
American is a founding member of the oneworld Alliance, which currently includes Alaska Airlines, British Airways, Cathay Pacific, Finnair, Iberia, Japan Airlines, Malaysia Airlines, Qantas Airways (Qantas), Qatar Airways, Royal Air Maroc, Royal Jordanian Airlines and SriLankan Airlines. Fiji Airways is a oneworld connect partner and Oman Air is expected to join the oneworld Alliance in 2024. The oneworld Alliance links the networks of member carriers and their respective affiliates to enhance customer service and provide smooth connections to the destinations served by the alliance, including linking member carriers’ loyalty programs and providing reciprocal access to the carriers’ airport lounge facilities.
Cooperation and Joint Business Agreements
American has established a transatlantic joint business with British Airways, Aer Lingus, Iberia and Finnair, a transpacific joint business with Japan Airlines and a joint business relating to Australia and New Zealand with Qantas. Joint business agreements enable the carriers involved to cooperate on flights between particular destinations and allow pooling and sharing of certain revenues and costs, enhanced loyalty program reciprocity and cooperation in other areas. Joint business agreements have become a common approach among major carriers to address key regulatory restrictions typically applicable to international airline service, including limitations on the foreign ownership of airlines and national laws prohibiting foreign airlines from carrying passengers beyond specific gateway cities. American and its joint business partners received regulatory approval to enter into each of these cooperation agreements and each has been granted antitrust immunity. Our competitors, including Delta Air Lines and United Airlines, are party to similar arrangements.
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

Marketing Relationships
To improve access to each other’s markets, various U.S. and foreign air carriers, including American, have established marketing agreements with other airlines. These marketing agreements are intended to provide enhanced customer choice by means of an expanded network with reciprocal loyalty program participation and joint sales cooperation. As of December 31, 2022, American had codeshare, marketing and/or loyalty program relationships with Aer Lingus, Air Tahiti Nui, Alaska Airlines, British Airways, Cape Air, Cathay Pacific, China Southern Airlines Company Limited (China Southern Airlines), EL AL Israel Airlines, Etihad Airways, Fiji Airways, Finnair, GOL Linhas Aéreas Inteligentes S.A. (GOL), Gulf Air, Hawaiian Airlines, Iberia, IndiGo, Japan Airlines, JetBlue Airways Corporation (JetBlue), Jetstar, Jetstar Japan, Malaysia Airlines, Qantas, Qatar Airways, Royal Air Maroc, Royal Jordanian Airlines, Silver Airways, SriLankan Airlines and Vueling Airlines.
In 2022, we entered into an investment agreement with GOL, a Brazilian low-cost airline. This expanded partnership with GOL includes an exclusive codeshare agreement allowing customers access to more than 30 destinations served by American in the U.S. and more than 30 destinations served by GOL in South America. Members of GOL’s SMILES and American’s AAdvantage loyalty programs will also benefit from a deeper loyalty program partnership. In addition, the expanded partnership with GOL will allow further commercial cooperation in areas such as purchasing, sales tools and systems integration, subject to relevant regulatory and contractual limitations.
Also in 2022, we expanded our strategic alliance with Qatar Airways, enabling American’s customers to book travel on Qatar Airways flights between the U.S. and Doha, Qatar and connecting to and from select destinations throughout the Middle East, East Africa, South Asia and Southeast Asia gateways. In addition to this expanded codeshare, we launched new service in 2022 from New York’s John F. Kennedy International Airport (JFK) to Doha’s Hamad International Airport.
Additionally, in December 2022, we completed an investment agreement with JetSmart Airlines SpA (JetSMART), an ultra-low-cost carrier operating in South America, which includes a codeshare agreement that remains to be implemented.
In 2021, we began implementing key aspects of our marketing relationship with JetBlue, creating seamless connectivity for travelers in the U.S. Northeast and more choice for customers across our complementary domestic and international networks. This arrangement includes an alliance agreement with reciprocal codesharing on certain domestic and international routes from New York (JFK, LaGuardia Airport (LGA) and Newark Liberty International Airport (EWR)) and Boston Logan International Airport (BOS), and provides for reciprocal loyalty program benefits. The arrangement does not include JetBlue’s transatlantic flying. Pursuant to federal law, American and JetBlue submitted this proposed alliance arrangement to the DOT for review. After American, JetBlue and the DOT agreed to a series of commitments, the DOT terminated its review of the proposed alliance in January 2021. The commitments include growth commitments to ensure capacity expansion, slot divestitures at JFK and at Ronald Reagan Washington National Airport (DCA) near Washington, D.C. and antitrust compliance measures. Beyond this agreement with the DOT (the DOT Agreement), American and JetBlue will also refrain from certain kinds of coordination on certain city pair markets. Upon the DOT’s termination of its review of the proposed alliance, American and JetBlue implemented the proposed alliance subject to these commitments. On September 21, 2021, the United States Department of Justice (the DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue in the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the Northeast Alliance arrangement (the NEA). The parties presented their respective cases in a bench trial that commenced on September 27, 2022. Closing arguments from both parties were presented on November 18, 2022. A decision is expected in the first quarter of 2023. Separately, in December 2022, two putative class action lawsuits were filed in the Eastern District of New York also alleging that the NEA violated the antitrust law. Those lawsuits, which have been consolidated, seek monetary and injunctive relief. In February 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the District of Massachusetts and the Eastern District of New York, respectively. We believe these complaints are without merit and are defending against them vigorously.
We also have a marketing relationship with Alaska Airlines which includes an expanded codeshare agreement (including codeshare on certain of our international routes from Seattle-Tacoma International Airport and Los Angeles International Airport (LAX)), reciprocal loyalty program benefits and shared lounge access. Prior to its implementation, American and Alaska Airlines submitted this arrangement to the DOT for review pursuant to federal law. After the DOT allowed the review period to expire with no further actions, American and Alaska Airlines commenced implementation of this arrangement.

Loyalty Program
Our loyalty program, AAdvantage®, was established to develop passenger loyalty by offering benefits and awards to travelers for their continued patronage with American and our partners. AAdvantage members earn mileage credits for flying on American, any oneworld Alliance airline or other partner airlines. For every dollar spent by flying on American, members earn mileage credits, and Gold, Platinum, Platinum Pro and Executive Platinum status holders earn additional bonus mileage credits of 40%, 60%, 80% and 120%, respectively. Members also earn mileage credits by using the services of more than 1,000 non-flight partners, such as our co-branded credit cards, and certain hotel and car rental companies. The AAdvantage program in general, and our co-branded credit cards in particular, are significant assets of our business and have become increasingly important to our company over time.
Mileage credits can be redeemed for free or upgraded travel on American and participating airlines, membership to our Admirals Club® or for other non-flight awards, such as car rentals and hotels, from our program partners. Travel awards are available on all flights operated by American and at times are subject to capacity-controlled seating on flights operated by our partners. A member’s mileage credits generally do not expire if that member has any type of qualifying activity at least once every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. Starting in 2022, AAdvantage members have more pathways to status and only one metric to track: Loyalty Points, which can be earned through a variety of qualifying travel and non-travel activities, including use of our co-branded credit cards. Loyalty Points are used for measuring status qualification in the AAdvantage program over a 12-month period beginning on March 1 of each year. Status members can enjoy additional travel benefits of the AAdvantage program, including complimentary upgrades, checked bags, and Preferred and Main Cabin Extra seats, as well as priority check-in, security, boarding and baggage delivery when traveling on American, any oneworld Alliance airline or other partner airlines. In addition, we introduced Loyalty Point Rewards, which, starting in March 2023, will allow members to unlock benefits, rewards and choices before, between and beyond the traditional status tiers.
In 2022, AAdvantage was recognized as the Best Elite Program in the Americas by the 2022 Freddie Awards, which is based entirely on votes from travelers around the world. In addition, the editorial staff of the digital news outlet, The Points Guy, selected AAdvantage Executive Platinum Status as the Best U.S. Airline Elite Status and awarded Loyalty Points with the Innovation Award for Loyalty.
Under our agreements with AAdvantage members and program partners, we reserve the right to change the terms of the AAdvantage program at any time and without notice, and may end the program with six months’ notice. Program rules, partners, special offers, awards and requisite mileage levels for awards are subject to change.
During 2022, our members redeemed approximately 13 million awards, including travel redemptions for flights and upgrades on American and other air carriers, as well as redemption of car and hotel awards, club memberships and merchandise. Approximately 7% of our 2022 total revenue passenger miles flown were from award travel.
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
In addition to price competition, airlines compete for market share by increasing the size of their route system and the number of markets they serve. The American Eagle regional carriers increase the number of markets we serve by flying to smaller markets and providing connections at our hubs. Many of our competitors also own or have agreements with regional airlines that provide similar services at their hubs and other locations. We also compete on the basis of scheduling (frequency and flight times), availability of nonstop flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, loyalty programs, the automation of travel agent reservation systems, onboard products, health and safety, sustainability initiatives and other services.
International
In addition to our extensive domestic service, we provide international service to Canada, Mexico, the Caribbean, Central and South America, Europe, China, Japan, Korea, India, Australia and New Zealand. In 2022, we launched service to Doha, Qatar, allowing customers to connect to and from select destinations throughout the Middle East, East Africa, South Asia and Southeast Asia gateways. In providing international air transportation, we compete with other U.S. airlines, foreign investor-owned airlines and foreign state-owned or state-affiliated airlines. Competition has also been increasing from low-cost airlines executing international long-haul expansion strategies, a trend we also expect to continue, in particular with the planned introduction of long-range narrowbody aircraft in the coming years.
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

Sustainability
Our purpose is to care for people on life’s journey. Conducting our business with a view towards operating a sustainable business that has the ability to serve our stakeholders over the long-term is an important part of this purpose. We have increased our focus over time on a number of elements that we view as important to build a more sustainable company, including those described below.
Climate
We recognize the challenge of climate change and have set ambitious goals to transition to operating a low-carbon airline over time.
Our aim is to achieve net zero greenhouse gas (GHG) emissions by 2050, and we have set an intermediate target to drive progress toward that goal. In April 2022, we received validation from the Science Based Targets initiative (SBTi) that our 2035 GHG reduction target complies with the SBTi criteria.
The vast majority of our direct GHG emissions comes from the use of jet fuel in our operations. Our current strategy for reaching net zero emissions by 2050 is focused on running a more fuel-efficient operation, with more fuel-efficient aircraft, powered by low-carbon fuel. To do so, we are working to drive progress across several key levers, including:
•Continuing to replace older, less fuel-efficient aircraft with new, more efficient aircraft over time;
•Helping scale the production of sustainable aviation fuel (SAF) with the aim of transitioning to lower-carbon fuels. Currently, SAF is not available at the cost or scale necessary to meet our industry’s needs. We continue to enter into agreements to purchase SAF as part of our goal to replace 10% of our conventional jet fuel with SAF in 2030 and to encourage investment in SAF; and
•Evaluating and investing in innovations that may enable commercial aircraft to be powered by low- and no-carbon fuel sources over the long term. For example, in 2022 we made direct investments in ZeroAvia and Universal Hydrogen, companies working to develop hydrogen-electric propulsion technology and green hydrogen distribution, respectively. We are also an anchor partner of Breakthrough Energy Catalyst, which aims to make investments to accelerate the development of new clean energy technologies.

Achieving our ambitious goals will require significant action and investments by governments, manufacturers and other stakeholders. We are committed to engaging with our stakeholders to seek to advance these initiatives, and we have dedicated resources to advance our own progress. Our Board and Corporate Governance, Public Responsibility and Safety Committee receive updates on our climate strategy, progress and key risks regularly. And, in 2022, we formally assigned responsibility for oversight of our climate change strategy at the management level to our Chief Executive Officer.
Safety
The safety of our customers and team members is a top priority. Our approach to safety is guided by our Safety Management System (SMS), an organization-wide approach to identifying and managing risk. The SMS is comprised of four components: Safety Policy, Safety Assurance, Safety Risk Management and Safety Promotion. Our Safety Policy sets safety objectives while striving to comply with applicable regulatory requirements and laws in the countries where we operate and establishing standards for acceptable operational behaviors.
The Safety Assurance component of our SMS specifies how we use data and conduct quality assurance and internal oversight to validate the effectiveness of risk controls and the performance of the SMS. The Safety Risk Management (SRM) element of our SMS provides a decision-making process for identifying hazards and mitigating risk based on a thorough understanding of our systems and their operating environment. We employ SRM whenever there is a significant change to our operations, such as delivery of new aircraft. Lastly, the Safety Promotion component includes training and raising awareness among team members so that they can spot potential safety events.
Customers
We fly to more than 300 destinations in the United States and internationally, and we are committed to providing our customers with a world-class travel experience. We continued to rigorously measure and track customer satisfaction through passenger surveys in 2022, efforts that led to further improvements in our operations and the services we provide.
In 2022:
•We recorded a record Likelihood to Recommend score based on our internal customer data derived from approximately three million surveys completed by our customers in 2022; and
•We were recognized for the fifth consecutive year with the prestigious Five Star rating in The APEX Official Airline Ratings – Global Airline category. This rating is based on verified customer feedback on the overall travel experience.
Our People
The airline business is labor intensive, and our team members are critical to delivering for our customers. The operational complexity of our business requires a diverse team of personnel trained and experienced in a variety of technical areas such as flight operations, ground operations, safety and maintenance, customer service and airline scheduling and planning. We believe that if we create an environment where our team members feel supported, they will take care of our customers and thereby support the success of our business. To do this, we must continue to build a diverse and inclusive environment, helping all team members reach their full potential and providing them with the right resources and support.
Talent Development
We focus on providing our team members the tools, training and resources they need to do their best work. We maintain a suite of programs aimed at helping our people develop the skills and experience they need to succeed in their roles and build rewarding, long-term careers within our company. Additionally, we have partnered with leading online learning platforms to make professional development available on-demand to all of our team members.
Diversity, Equity and Inclusion
Cultivating an environment that celebrates diversity, equity and inclusion (DEI) is a priority for us, and we seek to create a workplace where diverse perspectives and experiences are welcomed and encouraged, where team members feel comfortable to be their authentic selves and where we are always learning from one another. Our goal is to make culture a competitive advantage so people will want to work with us, fly with us and invest in us. We are implementing a multiyear strategy focused on embedding DEI throughout our company by:

•Hiring, engaging and retaining talent for growth;
•Delivering excellence in our operations to serve and expand our global markets;
•Striving to have our teams reflect the diversity of our global customer base; and
•Driving innovation to build competitive advantages.
In 2022, we received a perfect score on the 2022 Disability Equality Index and were designated a Human Rights Campaign’s 2022 Best Place to Work for LGBTQ+ Equality. We also launched the Selection, Onboarding, Advancement and Retention program, an expansion of our Executive Sponsorship Program, which creates a sustainable foundation for supporting diverse talent and underrepresented groups across our company.
Competitive Pay and Comprehensive Benefits
We seek to offer competitive pay, comprehensive benefits and a wide variety of resources designed to support the physical, behavioral and financial well-being of our team members and their families, including medical coverage that is intended to be affordable and flexible along with healthcare navigation and support tools.
Our internal recognition programs give team members and customers the opportunity to show their appreciation for a job well done, including through our Nonstop Thanks program whereby team members can award each other points for exceptional service or as an expression of gratitude. Recognition points earned through the recognition program can be redeemed for items in an online catalog. In 2022, our team members were recognized by customers, peers and company leaders over two million times and hundreds of team members were nominated for the annual Chairman’s Award, the highest honor that we bestow upon our team members.
Our future success depends in large part on our ability to attract, develop and retain highly qualified management, technical and other personnel. Retaining and recruiting people with the appropriate skills has been particularly challenging as the economy in general, and the airline industry in particular, have continued to recover from the COVID-19 pandemic. A rapid return of demand for air travel and the corresponding need for airlines to staff expanding operations resulted in a period of intense competition for the human resources necessary to operate our business successfully. Like many other airlines, we have experienced and continue to experience periodic shortages of frontline team members as a result. Certain of these personnel shortages, such as pilots, are systemic and could persist for some time. For more discussion, see Part I, Item 1A. Risk Factors – “The loss of key personnel upon whom we depend to operate our business or the inability to attract and develop additional qualified personnel could adversely affect our business.”
Labor Relations
In 2022, mainline and regional salaries, wages and benefits were our largest expense and represented 32% of our total operating expenses. As of December 31, 2022, we had approximately 129,700 active full-time equivalent employees, approximately 87% of whom were represented by various labor unions responsible for negotiating the collective bargaining agreements (CBAs) governing their compensation and job duties, among other things.
Labor relations in the air transportation industry are regulated under the Railway Labor Act (RLA), which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and CBAs.

The following table shows our domestic airline employee groups that are represented by unions:

Union	Class or Craft	Employees (1)	Contract Amendable Date
Mainline:
Allied Pilots Association (APA)	Pilots	13,450	2020
Association of Professional Flight Attendants (APFA)	Flight Attendants	23,200	2019
Airline Customer Service Employee Association – Communications Workers of America and International Brotherhood of Teamsters (CWA-IBT)	Passenger Service	14,650	2020
Transport Workers Union and International Association of Machinists & Aerospace Workers (TWU-IAM Association)	Mechanics and Related	11,850	2025
TWU-IAM Association	Fleet Service	18,700	2025
TWU-IAM Association	Stock Clerks	1,950	2025
TWU-IAM Association	Flight Simulator Engineers	140	2025
TWU-IAM Association	Maintenance Control Technicians	180	2025
TWU-IAM Association	Maintenance Training Instructors	100	2025
Professional Airline Flight Control Association (PAFCA)	Dispatchers	560	2025
Transport Workers Union (TWU)	Flight Crew Training Instructors	390	2025
Envoy:
Air Line Pilots Associations (ALPA)	Pilots	1,850	2029
Association of Flight Attendants-CWA (AFA)	Flight Attendants	1,800	2026
TWU	Ground School Instructors	10	2027
TWU	Mechanics and Related	1,150	2021
TWU	Stock Clerks	120	2021
TWU	Simulator Instructors	20	2026
TWU	Fleet Service	3,950	2026
TWU	Dispatchers	70	2025
Communications Workers of America (CWA)	Passenger Service	6,500	2026
Piedmont:
ALPA	Pilots	740	2029
AFA	Flight Attendants	310	2026
International Brotherhood of Teamsters (IBT)	Mechanics and Related	400	2026
IBT	Stock Clerks	60	2026
CWA	Fleet and Passenger Service	6,300	2023
IBT	Dispatchers	30	2025
ALPA	Flight Crew Training Instructors	70	2029
PSA:
ALPA	Pilots	1,550	2028
AFA	Flight Attendants	1,200	2023
International Association of Machinists & Aerospace Workers (IAM)	Mechanics and Related	620	2022
TWU	Dispatchers	50	2024
ALPA	Flight Crew Training Instructors	120	2028

(1)Represents approximate number of active employees as of December 31, 2022.

CBAs covering our mainline pilots, flight attendants and passenger service are now amendable and negotiations involving these workgroups continue. Among our wholly-owned regional subsidiaries, the Envoy mechanics and related, Envoy stock clerks and PSA mechanics and related have agreements that are now amendable and are engaged in traditional RLA negotiations.
For more discussion, see Part I, Item 1A. Risk Factors – “Union disputes, employee strikes and other labor-related disruptions, or our inability to otherwise maintain labor costs at competitive levels and hire and retain a sufficient number of employees may adversely affect our operations and financial performance.”
Aircraft Fuel
Our operations and financial results are materially affected by the availability and price of aircraft fuel, which represents one of the largest single cost items in our business. Based on our 2023 forecasted mainline and regional fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2023 annual fuel expense by approximately $40 million.
The following table shows annual aircraft fuel consumption and costs, including taxes, for our mainline and regional operations for 2022 and 2021 (gallons and aircraft fuel expense in millions).

Year	Gallons	Average Price per Gallon	Aircraft Fuel Expense	Percent of Total Operating Expenses
2022	3,901	$3.54	$13,791	29%
2021	3,324	$2.04	$6,792	22%
As of December 31, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in aircraft fuel prices.
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
The DOT, among other things, oversees and regulates domestic and international codeshare agreements, international route authorities, competition and consumer protection matters including accessibility, the display and sharing of ancillary fee information and refund practices. The Antitrust Division of the DOJ, along with the DOT in certain instances, have jurisdiction over airline antitrust matters.

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
Airport Access and Operations
Domestically, any U.S. airline authorized by the DOT is generally free to operate scheduled passenger service between any two points within the U.S. and its territories, with the exception of certain airports that require landing and take-off rights and authorizations (slots) and other facilities, and certain airports that impose geographic limitations on operations or curtail operations based on the time of day. Operations at three major domestic airports we serve (JFK and LGA in New York City, and DCA near Washington, D.C.) and many foreign airports we serve (including LHR) are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In addition to slot restrictions, operations at DCA and LGA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,250 and 1,500 miles, respectively. Generally, our ability to retain slots is conditioned on the continued use of such slots, and in the absence of use, the slots are subject to forfeiture. In certain circumstances, such as during the COVID-19 pandemic, regulators may issue slot waivers which temporarily suspend or amend slot usage requirements, and we have used slot waivers at times to reduce flying levels given limited demand for travel. We cannot guarantee that such waivers will be made available to us, or that upon expiration or cancellation of such waivers it will be economical for us to resume prior levels of flying to destinations where we have operated a reduced service. If we are forced to surrender slots, we may be unable to provide our desired level of service to or from certain destinations in the future. For more discussion, see Part I, Item 1A. Risk Factors – “If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations.”
Our ability to provide service can also be impaired at airports, such as Chicago O’Hare International Airport (ORD) and LAX, where the airport gate and other facilities are currently inadequate to accommodate all of the service that we would like to provide, or airports such as Dallas Love Field Airport where we have no access to gates at all.
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

DOT Passenger Protection Rules
The DOT regulates airline interactions with passengers through the ticketing process, at the airport and onboard the aircraft. Among other things, these regulations govern how our fares are displayed online, required customer disclosures, access by disabled passengers, handling of long onboard flight delays and reporting of mishandled bags. In 2023, the DOT is expected to propose or implement a number of new disability regulations that will impact us, including rules for accessible lavatories on single-aisle aircraft, penalties for wheelchair loss or damage and prompt wheelchair assistance. The DOT is also expected to finalize rules requiring refunds for cancellations and significant delays and rules mandating the display of ancillary fees during the initial itinerary search.
International
International air transportation is subject to extensive government regulation, including aviation agreements between the U.S. and other countries or governmental authorities, such as the EU. Moreover, our alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. The U.S. government has negotiated “open skies” agreements with 131 trading partners, which allow unrestricted route authority access between the U.S. and the foreign markets.
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
Security
Substantially all aspects of civil aviation security in the U.S. or affecting U.S. carriers are controlled or regulated by the federal government through the Transportation Security Administration (TSA). Requirements include flight deck security; carriage of federal air marshals at no charge; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports; and the provision of certain passenger data to the federal government and other international border security authorities, for security and immigration controls. Funding for the TSA is provided by a combination of air carrier fees, passenger fees and taxpayer funds. Customs and Border Protection, which, like the TSA, is part of the Department of Homeland Security, also promulgates requirements, performs services and collects fees that impact our provision of services. Additionally, we have at times found it necessary or desirable to make significant expenditures to comply with security-related requirements while seeking to reduce their impact on our customers, such as expenditures for automated security screening lines at airports. Our international service further requires us to comply with the civil aviation security regimes imposed at the foreign airports we serve.
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
Revised underground storage tank regulations issued by the EPA in 2015 have affected certain airport fuel hydrant systems, with modifications of such systems needed in order to comply with applicable portions of the revised regulations. In addition, related to the EPA and state regulations pertaining to storm water management, several U.S. airport authorities are actively engaged in efforts to limit discharges of deicing fluid into the environment, often by requiring airlines to participate in the building or reconfiguring of airport deicing facilities. Additionally, compliance with updated federal and state regulations governing fire extinguishing foams are expected to require modification to fire suppression systems that we operate, as well as those maintained by airports. We are evaluating the costs and potential impacts to our business of complying with these new regulations. On November 23, 2022, the EPA also published the final rule for particulate matter emission standards and test procedures for civil aircraft engines, which took effect on December 23, 2022.

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
We employ an environmental management system that provides a systematic approach for compliance with environmental regulations and management of a broad range of environmental issues, including but not limited to air emissions, hazardous waste, underground tanks, and aircraft water quality.
Aircraft Emissions and Climate Change Requirements
American is subject to the requirements of the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), an international, market-based emissions reduction program adopted by the International Civil Aviation Organization (ICAO) in 2016. CORSIA is intended to achieve carbon-neutral growth in the international aviation sector from 2021 through 2035 by requiring airlines to compensate for the growth in carbon dioxide (CO2) emissions, relative to a predetermined baseline determined by ICAO, of a significant majority of international flights through the purchase of carbon offsets or the use of low-carbon fuels.
Currently, we expect to be required to purchase carbon offset credits to comply with CORSIA’s first “implementation phase” (2024-2026). We do not expect to be required to purchase carbon offset credits beforehand, unless during 2023 the demand for international travel is stronger than expected and exceeds that of 2019.
Our future costs of CORSIA compliance are uncertain because of the difficulty in estimating the return of demand for international air travel in the recovery from the COVID-19 pandemic and the uncertainty with respect to the future supply and price of carbon offset credits and lower-carbon aircraft fuels.
In January 2021, the EPA adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards for new aircraft engines would not apply retroactively to engines already on in-service aircraft. These final standards have been challenged by several states and environmental groups, and the Biden Administration has issued an executive order requiring a review of these final standards. On November 15, 2021, the EPA announced that it would not rewrite the existing aircraft engine GHG emissions standards but would seek more for ambitious new aircraft GHG emission standards within the ICAO process. The outcome of the legal challenge and whether there will be any development of new aircraft GHG emissions standards cannot be predicted at this time.
The EC’s ReFuelEU Aviation initiative (part of its “Fit for 55” program) included a proposal for the creation of a SAF blending mandate for aviation fuel suppliers set at 2% beginning in 2025 and rising to 63% by 2050, among other requirements. The European Parliament (which has proposed stricter targets in relation to SAF blending percentages for 2050) and the European Council have adopted initial negotiating positions with respect to the ReFuelEU Aviation initiative and are currently in negotiations in relation to the final text of the proposed regulation. Individual EU member states have been developing their own requirements including, for example, a 1% SAF mandate in France that came into force on January 1, 2022. Whether and in what form these regulations will be finalized and the potential effects on our business are uncertain at this time.
All such climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions before cost-effective emissions reduction technologies are available, for example, through requirements to make capital investments to purchase specific types of equipment or technologies, purchase carbon offset credits or otherwise incur additional costs related to our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.
For more information on our approach to ESG issues, see our 2021 ESG Report at our website www.aa.com under “Environmental, Social and Governance.” None of the information or contents of our 2021 ESG Report are incorporated into this Annual Report on Form 10-K.

Impact of Regulatory Requirements on Our Business
Regulatory requirements, including but not limited to those discussed above, affect operations and increase operating costs for the airline industry, including our airline subsidiaries, and future regulatory developments may continue to do the same. For additional information, see Part I, Item 1A. Risk Factors – “Evolving data security and privacy requirements (in particular, compliance with applicable federal, state and foreign laws relating to handling of personal information about individuals) could increase our costs, and any significant data security or privacy incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition,” “If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations,” “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages,” “The airline industry is heavily taxed,” “We are subject to many forms of environmental and noise regulation and may incur substantial costs as a result,” and “We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure.”
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

“AAdvantage Collateral” means the AAdvantage Agreements (including all payments thereunder) and rights under an intercompany agreement and American’s rights to certain data and other intellectual property used in the AAdvantage program (subject to certain exceptions), certain rights under the AAdvantage program, certain deposit accounts that will receive cash under the AAdvantage Agreements, certain reserve accounts, the equity of each of Loyalty Issuer and the SPV Guarantors and substantially all other assets of Loyalty Issuer and the SPV Guarantors.
“AAdvantage Financing” means, collectively, the AAdvantage Notes and the AAdvantage Term Loan Facility.
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
“Air Wisconsin” means Air Wisconsin Airlines LLC.
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
“Credit Facilities” means, collectively, the 2013 Credit Facilities, 2014 Credit Facilities and April 2016 Credit Facilities.

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
“IP Licenses” means the series of intercompany license agreements pursuant to which an exclusive, irrevocable (subject to certain termination rights), perpetual, worldwide, royalty-bearing sublicense to use American’s rights to certain data and other intellectual property used in the AAdvantage program (subject to certain exceptions) which was granted indirectly by Loyalty Issuer to American.
“IP Notes” means American’s $1.0 billion in initial principal amount of 10.75% senior secured IP notes.
“IP Notes Indenture” means the indenture, dated as of September 25, 2020, by and among American, AAG and Wilmington Trust, National Association, as trustee and as collateral trustee, pursuant to which the IP Notes were issued.
“IRA” means the Inflation Reduction Act.
“JetBlue” means JetBlue Airways Corporation.
“JetSMART” means JetSmart Airlines SpA.
“JFK” means John F. Kennedy International Airport.
“LAWA” means the Los Angeles World Airports.
“LAX” means Los Angeles International Airport.
“LGA/DCA Collateral” means certain slots related to American’s operations at LGA and DCA and certain other assets that are used as (a) a first lien security interest to secure the LGA/DCA Notes and (b) a second lien security interest to secure the IP Notes.
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
“Proxy Statement” means American Airlines Group Inc.’s Proxy Statement for the 2023 Annual Meeting of Stockholders of American Airlines Group Inc., certain sections of which are incorporated by reference into this report.
“PSA” means PSA Airlines, Inc.
“PSP Agreements” means the payroll support program agreements entered into by the Subsidiaries with Treasury under the CARES Act, PSP Extension Law and ARP.
“PSP Financial Assistance” means the portion of financial assistance received from Treasury pursuant to the PSP Agreements that is not allocated to the PSP Warrants or the PSP Promissory Notes.
“PSP Promissory Notes” means the promissory notes issued to Treasury in connection with the PSP Agreements.
“PSP Warrants” means the warrants issued or to be issued to Treasury pursuant to the PSP Agreements.
“PSP1” means the payroll support program established under the CARES Act.
“PSP1 Promissory Note” means the promissory note issued to Treasury in connection with PSP1.
“PSP1 Warrant Agreement” means the agreement entered into between AAG and Treasury in connection with the Payroll Support Program Agreement entered into by the Subsidiaries with Treasury on April 20, 2020, pursuant to which AAG issued PSP1 Warrants to Treasury to purchase up to an aggregate of approximately 14.0 million shares of AAG common stock.
“PSP1 Warrants” means the warrants issued or to be issued to Treasury pursuant to the PSP1 Warrant Agreement.

“PSP2” means the payroll support program established under the PSP Extension Law.
“PSP2 Promissory Note” means the promissory note issued to Treasury in connection with PSP2.
“PSP2 Warrant Agreement” means the agreement entered into between AAG and Treasury in connection with the Payroll Support Program Extension Agreement entered into by the Subsidiaries with Treasury on January 15, 2021, pursuant to which AAG issued PSP2 Warrants to Treasury to purchase up to an aggregate of approximately 6.6 million shares of AAG common stock.
“PSP2 Warrants” means the warrants issued or to be issued to Treasury pursuant to the PSP2 Warrant Agreement.
“PSP3” means the payroll support program established under the ARP.
“PSP3 Promissory Note” means the promissory note issued to Treasury in connection with PSP3.
“PSP3 Warrant Agreement” means the agreement entered into between AAG and Treasury in connection with the Payroll Support Program Agreement entered into by the Subsidiaries with Treasury on April 23, 2021, pursuant to which AAG issued PSP3 Warrants to Treasury to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock.
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
“SBTi” means Science Based Targets initiative.
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
“Securities Act” means the Securities Act of 1933, as amended.
“SkyWest” means SkyWest Airlines, Inc.
“slots” means landing and take-off rights and authorizations, as required by certain airports.
“SMS” means Safety Management System.

“SOFR” means the Secured Overnight Financing Rate.
“SPV Guarantors” means AAdvantage Holdings 1, Ltd. a Cayman Islands exempted company incorporated with limited liability and a direct wholly-owned subsidiary of American, (ii) AAdvantage Holdings 2, Ltd., a Cayman Islands exempted company incorporated with limited liability and an indirect wholly-owned subsidiary of American and the direct parent of Loyalty Issuer, and (iii) certain Luxembourg limited liability companies and partnerships that are direct or indirect subsidiaries of Loyalty Issuer and which fully and unconditionally guarantee the AAdvantage Financing.
“SRM” means Safety Risk Management.
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
“Vertical” means Vertical Aerospace Ltd.
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
Risks Related to our Business and Industry
Downturns in economic conditions could adversely affect our business.
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our business. For example, the COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels had a severe and prolonged effect on the global economy generally and, in turn, resulted in a prolonged period of depressed demand for air travel. In addition, a rapid economic expansion following the height of the COVID-19 pandemic resulted in significant inflationary pressures and volatility in certain currencies, which have increased our costs for aircraft fuel, wages and benefits and other goods and services we require to operate our business, as well as increasing the interest expense on our variable-rate indebtedness.
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of December 31, 2022, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2023 through 2027 would be approximately $12.3 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If needed, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; volatile or otherwise unfavorable market conditions; and the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase aircraft and engines or fund our other corporate requirements, or may seek to negotiate deferrals for such aircraft and engines with the applicable manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully or to fund our committed expenditures. An inability to obtain necessary financing on acceptable terms would limit our ability to execute necessary capital projects and would have a material adverse impact on our business, results of operations and financial condition.

Our high level of debt and other obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and may cause our business to be vulnerable to adverse economic and industry conditions.
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
•bear interest at floating rates, subjecting us to volatility in interest expenses as interest rates fluctuate;
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
In addition, since the onset of the COVID-19 pandemic we have been required to obtain a significant amount of additional financing from a variety of sources and we cannot guarantee that we will not need to obtain additional financing in the future. Such financing may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. In particular, in connection with the financial assistance we have received through the payroll support program established under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) (PSP1), the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law) (PSP2) and the payroll support program established under the American Rescue Plan Act of 2021 (ARP) (PSP3), we are required to comply with the relevant provisions of the CARES Act, the PSP Extension Law and the ARP, respectively, including the requirement that funds provided pursuant to PSP1, PSP2 and PSP3 be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits; and restrictions on the payment of certain executive compensation until April 1, 2023. Additionally, under PSP1, PSP2 and PSP3, we and certain of our subsidiaries are subject to substantial and continuing reporting obligations. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts. Moreover, as a result of the financing activities we undertook in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on us as we continue to seek additional liquidity.
The obligations discussed above, including those imposed as a result of the CARES Act, the PSP Extension Law, the ARP and any additional financings we may be required to undertake, could also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.
Further, a substantial amount of our long-term indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate (LIBOR) for deposits of U.S. dollars. LIBOR tends to fluctuate based on general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. In 2022, in response to rising inflation which coincided with a rapid rebound of economic activity as governments lifted restrictions and economies reopened following the COVID-19 pandemic, central banks around the world—including the U.S. Federal Reserve, the European Central Bank and the Bank of England—commenced a cycle of raising interest rates, which has consequently increased the interest we pay on our floating-rate indebtedness. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month and 12-month) was subsequently extended by the ICE Benchmark Administration (the administrator of LIBOR) until June 30, 2023. It is not possible to predict what rate or rates may become the predominant alternative to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the Secured Overnight Financing Rate (SOFR), and specifically Term SOFR, as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. See also the discussion of interest rate risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “Interest.”
As of December 31, 2022, we had $9.2 billion of borrowings with interest rates linked to LIBOR. We have commenced the process of amending our LIBOR-based financing agreements to transition them to successor reference rates in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreements with all affected lenders, or to do so on favorable terms. Additionally, the replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
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
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these credit card processing companies, under certain conditions (including, with respect to certain agreements, our failure to maintain certain levels of liquidity), to hold an amount of our cash (referred to as a holdback) equal to some or all of the advance ticket sales that have been processed by that credit card processor, but for which we have not yet provided the air transportation. Additionally, such credit card processing companies may require cash or other collateral reserves to be established. These credit card processing companies are not currently entitled to maintain any holdbacks pursuant to these requirements. These holdback requirements can be implemented at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in our financial condition or the triggering of a liquidity covenant. The imposition of holdback requirements, up to and including 100% of relevant advanced ticket sales, would materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other counterparties to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition. For example, we maintain certain letters of credit, insurance- and surety-related agreements under which counterparties may require collateral, including cash collateral.
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
•outbreaks of diseases that affect travel behavior, such as occurred during the COVID-19 pandemic; and

•weather and natural disasters, including increases in frequency, severity or duration of such disasters, and related costs caused by more severe weather due to climate change.
The COVID-19 pandemic, along with the measures governments and private organizations worldwide implemented in an attempt to contain its spread, resulted in significant volatility in demand for air travel, which adversely affected our business, operations and financial condition to an unprecedented extent and for a prolonged period. Measures implemented during the COVID-19 pandemic—such as travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, cancellation of public events and many others—initially resulted in a precipitous decline in demand for both domestic and international business and leisure travel. Additionally, the COVID-19 pandemic necessitated changes in business practices which may persist. For example, businesses and other travelers may continue to forego air travel in favor of remote or flexible working policies and communication alternatives such as videoconferencing. In addition, businesses may seek to reduce travel costs by requiring the purchase of less expensive tickets, thereby potentially impacting our average revenue per available seat mile. In response to this material deterioration in demand, we took a number of aggressive actions to ameliorate the impacts to our business, operations and financial condition. While cases have declined globally and many governments have loosened or lifted COVID-related travel restrictions, the duration and severity of the COVID-19 pandemic—including the emergence and spread of any new variants—and its after effects remain uncertain, and there can be no assurance that any mitigating actions we take in response will be sufficient to avert a deterioration in our business, financial condition and results of operations.
In addition to the effects of the COVID-19 pandemic, an outbreak of another contagious disease—such as has occurred in the past with the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus or any other similar illness—if it were to become associated with air travel or persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.
Union disputes, employee strikes and other labor-related disruptions, or our inability to otherwise maintain labor costs at competitive levels and hire and retain a sufficient number of employees may adversely affect our operations and financial performance.
Relations between air carriers and labor unions in the U.S. are governed by the RLA. Under the RLA, CBAs generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB. As of December 31, 2022, approximately 87% of our employees were represented for collective bargaining purposes by labor unions, and 48% were covered by CBAs that are currently amendable or that will become amendable within one year. For the dates that the CBAs with our major work groups become amendable under the RLA, see Part I, Item 1. Business – “Our People—Labor Relations.”
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

Currently, we believe our labor costs are generally competitive relative to the other large network carriers. However, personnel shortages, in particular for pilots, and general wage inflation stand to impact our labor costs moving forward. Certain of our competitors have recently concluded agreements with their pilots’ unions which include significant increases in pay and benefits. We are currently in negotiations for several important new labor agreements, including with our mainline pilots, and we anticipate that any new contracts we agree with our labor groups will likewise include material increases in salaries and other benefits, which will significantly increase our labor expense.
If we encounter problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
A significant portion of our regional operations are conducted by third-party operators on our behalf, substantially all of which are provided for under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain skilled personnel, including in particular pilots and mechanics, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Several of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of pilots, mechanics and other skilled personnel and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. In particular, the severe decline in demand for air travel resulting from the COVID-19 pandemic and related governmental restrictions on travel materially impacted demand for services provided by our regional carriers and, as a result, we temporarily significantly reduced our regional capacity. Further, as airlines attempt to restore capacity in line with increased demand for air travel following the height of the COVID-19 pandemic, these third-party operators have experienced difficulties in recruiting and retaining sufficient personnel to operate significantly increased schedules, and have in some instances been required to offer significant increases in pay and other benefits to recruit and retain pilots and other personnel. Ongoing volatility in travel demand has the potential to continue to adversely affect our regional operators, some of whom may experience significant financial stress, declare bankruptcy or otherwise cease to operate. We may also experience disruption to our regional operations or incur financial damages if we terminate the capacity purchase agreement with one or more of our current operators or transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.
In addition, our reliance upon others to provide essential services on behalf of our operations may result in our relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including distribution and sale of airline seat inventory, reservations, provision of information technology and services, regional operations, aircraft maintenance, fueling, catering, ground services and facilities and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third-party service provider. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers, or at all. These third parties are also facing challenges retaining and recruiting people with the appropriate skills to meet our requirements as the economy in general, and the airline industry in particular, continue to recover from the COVID-19 pandemic. The COVID-19 pandemic also caused significant disruption in global supply chains and staffing shortages, which have affected and may continue to affect the availability and timely delivery and fulfillment of many goods, including certain of those that we purchase directly or which are required by third parties to perform contracted services for us. We rely on the operation of complex supply chains and a large number of third parties for the procurement and fulfillment of parts, components, consumable or disposable goods and other products and services essential to our business. Following a faster than expected return of demand for air travel as COVID-19 cases declined worldwide and governments lifted travel restrictions, suppliers and many of the airports we serve experienced acute shortages of personnel, resulting in increased delays, cancellations and, in certain cases, restrictions on passenger numbers or the number of flights to or from certain airports. We cannot guarantee that, as a result of ongoing or future supply chain disruptions or staffing shortages, we, our third-party partners, or the airports we serve will be able to timely source all of the products and services we require in the course of our business, or that we will be successful in procuring suitable alternatives. Any material problems with the adequacy, efficiency and timeliness of contract services, resulting from financial hardships, personnel shortages or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

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
Moreover, an outbreak and spread of an infectious disease could adversely impact consumer perceptions of the health and safety of travel, and in particular airline travel, such as occurred during the COVID-19 pandemic. Actual or perceived risk of infection on our flights could have a material adverse effect on the public's perception of us and may harm our reputation and business. We have in the past, and may in the future be required to take extensive measures to reassure our team members and the traveling public of the safety of air travel, and we could incur significant costs implementing safety, hygiene-related or other actions to limit the actual or perceived threat of infection among our employees and passengers. However, we cannot assure that any actions we might take in response to an infectious disease outbreak will be sufficient to restore the confidence of consumers in the safety of air travel. In addition, as a result of mask mandates and other mitigating measures that airports and carriers were required by law to implement to limit the spread of COVID-19, we experienced an increase in the incidence of aggressive customer behavior and physical confrontation on our flights, certain of which resulted in injuries to our personnel. If our employees feel unsafe or believe that we are not doing enough to prevent and prosecute these incidents, we could experience higher rates of employee absence and we may suffer reputational harm which could make it more difficult to attract and retain employees, and which could in turn negatively affect our business, financial condition and results of operations.
We are at risk of losses and adverse publicity stemming from any public incident involving our company, our people or our brand, including any accident or other public incident involving our personnel or aircraft, or the personnel or aircraft of our regional, codeshare or joint business operators.
We are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand, particularly given the ease with which individuals can now capture and rapidly disseminate information via social media. Such an incident could involve the actual or alleged behavior of any of our employees, contractors or passengers. Further, if our personnel, one of our aircraft, a type of aircraft in our fleet, or personnel of, or an aircraft that is operated under our brand by, one of our regional operators or an airline with which we have a marketing alliance, joint business or codeshare relationship, were to be involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our personnel, one of our aircraft (or personnel and aircraft of our regional operators and our codeshare partners), or a type of aircraft in our fleet could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition.
Changes to our business model that are designed to increase revenues may not be successful and may cause operational difficulties or decreased demand.
We have in the past instituted, and intend to institute in the future, changes to our business model designed to increase revenues and offset costs. These measures include further segmentation of the classes of service we offer, such as Premium Economy service and Basic Economy service, enhancements to our AAdvantage loyalty program, charging separately for services that had previously been included within the price of a ticket, changes to our practices and contracts with providers of distribution systems to provide additional content flexibility, changing (whether it be increasing, decreasing or eliminating) other pre-existing fees, reconfiguration of our aircraft cabins, and efforts to optimize our network including by focusing growth on a limited number of large hubs and entering into agreements with other airlines. For example, in 2020, we eliminated change fees for most domestic and international tickets, which has reduced our change fee revenue, a trend which is expected to continue assuming this policy remains in place. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure that these measures or any future initiatives will be successful in increasing our revenues or offsetting our costs. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline or result in decreased demand. Also, our implementation of any new or increased fees might result in adverse brand perceptions, reputational harm or regulatory scrutiny, and could reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.
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
Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for net operating losses (NOLs) carried over from prior taxable years. As of December 31, 2022, we had approximately $16.2 billion of gross federal NOLs and $4.3 billion of other carryforwards available to reduce future federal taxable income, of which $5.9 billion will expire beginning in 2024 if unused and $14.6 billion can be carried forward indefinitely. We also had approximately $6.0 billion of NOL carryforwards to reduce future state taxable income at December 31, 2022, which will expire in taxable years 2022 through 2042 if unused. Our NOL carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities. Additionally, due to the impact of the COVID-19 pandemic and other economic factors, certain of the NOL carryforwards may expire before we can generate sufficient taxable income to use them.

Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods. There can be no assurance that an additional valuation allowance on our net deferred tax assets will not be required should our financial performance be negatively impacted in the future. Such valuation allowance could be material.
A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50% during a rolling three-year period). In 2013, we experienced an ownership change in connection with our emergence from bankruptcy and US Airways Group, Inc. (US Airways Group) experienced an ownership change in connection with the merger of US Airways Group and AMR Corporation (the Merger). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $4.4 billion of unlimited NOLs still remaining at December 31, 2022) of our federal NOL carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules are determined not to apply, our ability to utilize such federal NOL carryforwards may be subject to limitation. In addition, under the loan program of the CARES Act, the warrants (and common stock issuable upon exercise thereof) we issued to Treasury did not and will not result in an “ownership change” for purposes of Section 382. This exception does not apply for companies issuing warrants, stock options, common or preferred stock or other equity pursuant to PSP1, PSP2 and PSP3 and accordingly will not apply to the warrants issued by us under PSP1, PSP2 and PSP3. Substantially all of our remaining federal NOL carryforwards attributable to US Airways Group and its subsidiaries are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.
Notwithstanding the foregoing, an ownership change may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes. In connection with the expiration in December 2021 of certain transfer restrictions applicable to substantial shareholders contained in our Certificate of Incorporation, the Board of Directors of AAG adopted a tax benefits preservation plan (the Tax Benefits Preservation Plan) in order to preserve our ability to use our NOLs and certain other tax attributes to reduce potential future income tax obligations. The Tax Benefits Preservation Plan was subsequently ratified by our stockholders at the 2022 Annual Meeting of Stockholders of AAG. The Tax Benefits Preservation Plan is designed to reduce the likelihood that we experience an ownership change by deterring certain acquisitions of AAG common stock. There is no assurance, however, that the deterrent mechanism will be effective, and such acquisitions may still occur. In addition, the Tax Benefits Preservation Plan may adversely affect the marketability of AAG common stock by discouraging existing or potential investors from acquiring AAG common stock or additional shares of AAG common stock, because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of AAG common stock would suffer substantial dilution of its ownership interest in AAG.
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
Our competitors include other major domestic airlines and foreign, regional and new entrant airlines, as well as joint ventures formed by some of these airlines, many of which have greater financial or other resources and/or lower cost structures than ours, as well as other forms of transportation, such as rail and private automobiles or alternatives to commuting or business travel including remote or flexible working policies and communication alternatives such as videoconferencing. In many of our markets, we compete with at least one low-cost carrier (including so-called ultra-low-cost carriers). Our revenues are sensitive to the actions of other carriers in many areas, including pricing, scheduling, capacity, fees (including cancellation, change and baggage fees), amenities, loyalty benefits and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses (such as occurred recently during the COVID-19 pandemic), as airlines under financial stress, or in bankruptcy, may institute pricing or fee structures intended to attract more customers to achieve near-term survival at the expense of long-term viability.
Low-cost carriers (including so-called ultra-low-cost carriers) have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently, are price sensitive and therefore tend not to be loyal to any one particular carrier. A number of these low-cost carriers have recently commenced operations with the stated intention to grow rapidly. Many of these new and existing carriers have announced growth strategies including commitments to acquire significant numbers of new aircraft for delivery in the next few years. These low-cost carriers are attempting to continue to increase their market share through growth and consolidation, and are expected to continue to have an impact on our revenues and overall performance. We and several other large network carriers have implemented “Basic Economy” fares designed to more effectively compete against low-cost carriers, but we cannot predict whether these initiatives will be successful. While historically these carriers have provided competition in domestic markets, we have recently experienced new competition from low-cost carriers on international routes, including low-cost airlines executing international long-haul expansion strategies, a trend likely to continue, in particular with the planned introduction of long-range narrowbody aircraft in coming years. The actions of existing or future low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
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

Our international service exposes us to foreign economies and the potential for reduced demand when any foreign country we serve suffers adverse local economic conditions or if governments restrict commercial air service to or from any of these markets. For example, the COVID-19 pandemic resulted in a precipitous and prolonged decline in demand for air travel, in particular international travel, in part as a result of the imposition by the U.S. and foreign governments of restrictions on travel from certain regions. In addition, open skies agreements, which are now in place with a substantial number of countries around the world, provide international airlines with open access to U.S. markets, potentially subjecting us to increased competition on our international routes. See also “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.”
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
We have a marketing relationship with JetBlue that includes an alliance agreement with reciprocal codesharing on certain domestic and international routes from New York (JFK, LGA and EWR) and BOS, and provides for reciprocal loyalty program benefits. The arrangement does not include JetBlue’s transatlantic flying. Pursuant to federal law, American and JetBlue submitted this proposed alliance arrangement to the DOT for review. After American, JetBlue and the DOT agreed to a series of commitments, the DOT terminated its review of the proposed alliance in January 2021. The commitments include growth commitments to ensure capacity expansion, slot divestitures at JFK and at DCA near Washington, D.C. and antitrust compliance measures. Beyond the DOT Agreement, American and JetBlue will also refrain from certain kinds of coordination on certain city pair markets. Upon the DOT’s termination of its review of the proposed alliance, American and JetBlue implemented the proposed alliance subject to these commitments. On September 21, 2021, the DOJ, joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue in the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the NEA. The parties presented their respective cases in a bench trial that commenced on September 27, 2022. Closing arguments from both parties were presented on November 18, 2022. A decision is expected in the first quarter of 2023. Separately, in December 2022, two putative class action lawsuits were filed in the Eastern District of New York also alleging that the NEA violated the antitrust law. Those lawsuits, which have been consolidated, seek monetary and injunctive relief. In February 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the District of Massachusetts and the Eastern District of New York, respectively. We believe these complaints are without merit and are defending against them vigorously.
Notwithstanding the DOT’s termination of its reviews of the NEA and certain other alliances, the DOT maintains authority to conduct investigations under the scope of its existing statutes and regulations, including conduct related to this alliance. On September 21, 2021, the DOT published a Clarification Notice relating to the DOT Agreement. The DOT Clarification Notice stated, among other things, that the DOT Agreement remains in force during the pendency of the DOJ action against the NEA and, while the DOT retains independent statutory authority to prohibit unfair methods of competition in air transportation, the DOT intends to defer to the DOJ to resolve the antitrust concerns that the DOJ has identified with respect to the NEA. The DOT simultaneously published a Notice Staying Proceeding in relation to a complaint by Spirit Airlines, Inc. regarding the NEA, pending resolution of the DOJ action described above. On September

30, 2022, the DOT issued a further statement referencing the prior Clarification Notice and, among other things, indicating its intention to continue working with the DOJ in its efforts to resolve the ongoing proceedings regarding the NEA.
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
We may also be impacted by competition regulations affecting certain of our major commercial partners, including our co-branded credit card partners. For example, there has previously been bipartisan legislation proposed in Congress called the Credit Card Competition Act designed to increase credit card transaction routing options for merchants which, if enacted, could result in a reduction of the fees levied on credit card transactions. If this legislation were successful, it could fundamentally alter the profitability of our agreements with co-branded credit card partners and the benefits we provide to our consumers through the co-branded credit cards issued by these partners.
The commercial relationships that we have with other companies, including any related equity investments, may not produce the returns or results we expect.
An important part of our strategy to expand our network has been to initiate or expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in certain instances, including China Southern Airlines, GOL and JetSMART, by making an equity investment in another airline in connection with initiating or expanding such a commercial relationship. We may explore additional investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies, and they may distract management focus from our operations or other strategic options. We may also be subject to consequences from any illegal conduct of joint business partners as well as to any political or regulatory change that negatively impacts or prohibits our arrangements with any such business partners. In addition, as a result of the COVID-19 pandemic and subsequent economic recovery, the industry experienced significant volatility in demand for air travel both internationally and domestically, which is expected to continue into the foreseeable future and could materially disrupt our partners' abilities to provide air service, the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the maintenance or expansion of existing relationships. If any carriers with which we partner or in which we hold an equity stake were to cease trading or be declared insolvent, we could lose the value of any such investment or experience significant operational disruption. These events could have a material adverse effect on our business, results of operations and financial condition.

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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business and thus is a significant factor in the price of airline tickets. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $0.37 per gallon to a high of approximately $4.40 per gallon during the period from January 1, 2020 to December 31, 2022.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of December 31, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
In addition, as part of our emissions reduction targets, we and other airlines have committed to increasing the use of SAF in our fleet. Currently, industrial production of SAF is small in scale and inadequate to meet growing industry demand, and while additional production capacity is expected to come online in coming years, we anticipate that competition for SAF among industry participants will remain intense. As a result, we may need to pay a significant premium for SAF above the price we would pay for conventional jet fuel. To secure future SAF supply, we have entered into multiple agreements for the purchase of future SAF production, and continue to engage with producers regarding potential future SAF purchases, which may include investments to support these producers. Certain existing or potential future agreements pertain to SAF production from facilities that are planned but not yet operational, and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will be built or that they will meet contracted production timelines and volumes. In the event that the SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that we will be able to source a supply of SAF sufficient to meet our stated goals, or that we will be able to do so on favorable economic terms.

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
For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary and prolonged grounding of aircraft types altogether (including, for example, the March 2019 grounding of all Boeing 737 MAX Family aircraft, which was not lifted in the United States until November 2020), or otherwise caused substantial disruption and resulted in material costs to us and lost revenues. The recent telecom industry roll-out of 5G technology, and concerns regarding its possible interference with aircraft navigation systems, also resulted in regulatory uncertainty and the potential for operational impacts, including possible suspension of service to certain airports or the operation of certain aircraft. See "We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems could harm our business, results of operations and financial condition." The FAA also exercises comprehensive regulatory authority over nearly all technical aspects of our operations. Our failure to comply with such requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. The FAA recently issued a final rule implementing flight attendant duty and rest periods, which will impact our scheduling flexibility. In the future, any new regulatory requirements, particularly requirements that limit our ability to operate or price our products, could have a material adverse effect on us and the industry.
DOT consumer rules, and rules promulgated by certain analogous agencies in other countries we serve, dictate procedures for many aspects of our customer's journey, including at the time of ticket purchase, at the airport, and onboard the aircraft. DOT requires multiple disclosures of airline fares, taxes and baggage fees and is further changing these requirements to increase the number of disclosures and the time at which they must be disclosed. DOT also recently issued a proposed rule mandating refunds in certain circumstances, such as a global pandemic. DOT has also proposed rules requiring disclosure of certain ancillary fees by air carriers and travel agents. Finally, DOT will be proposing and implementing a number of new disability regulations that will impact us, including rules for accessible lavatories on single-aisle aircraft, wheelchair damage and prompt wheelchair assistance.
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
Similarly, there are a number of legislative and regulatory initiatives and reforms at the state and local levels. These initiatives include increasingly stringent laws to protect the environment, wage/hour requirements, mandatory paid sick or family leave, and healthcare mandates. These laws could affect our relationship with our workforce and the vendors that serve our airline and cause our expenses to increase without an ability to pass through these costs. In recent years, the airline industry has experienced an increase in litigation over the application of state and local employment laws, particularly in California. Application of these laws may result in operational disruption, increased litigation risk and impact our negotiated labor agreements. For example, we are currently involved in legal proceedings brought by flight attendants and certain other work groups in California concerning alleged violations of the state's labor code including, among other things, violations of certain meal and rest break laws, and an adverse determination in any of these cases could adversely impact our operational flexibility and result in the imposition of damages and fines, which could potentially be significant. Additionally, in September 2021, the Biden Administration issued an executive order mandating a COVID-19 vaccination requirement for federal contractors. Due to a number of our agreements, American is classified as a government contractor. Consistent with this executive order and guidance from the Safer Federal Workforce Task Force responsible for implementing the order, we announced that the federal vaccine mandate would require all of American’s U.S.-based team members and certain international crew members to be vaccinated or be exempt due to an accommodation for a medical disability or sincerely held religious belief. Enforcement of the federal contractor vaccine mandate has been on hold amid multiple ongoing legal challenges. Given the uncertainty of its viability in the courts, the timing of implementation and availability of accommodations, we cannot predict the ultimate impact of this federal vaccination requirement on our business should the federal government move to reinstate and enforce it. Moreover, we may be subject to state and local vaccine mandates and other COVID-19-related requirements governing airports where we operate. While OSHA has withdrawn its overarching COVID-19 Emergency Temporary Standard, the U.S. Supreme Court has acknowledged that OSHA may issue a revised COVID-19 standard targeted to high-risk occupations or workplaces, which could impact our regional carriers and other service providers.
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

Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities, such as the EU, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. The U.S. government has negotiated “open skies” agreements with 130 trading partners, which agreements allow unrestricted route authority access between the U.S. and the foreign markets. While the U.S. has worked to increase the number of countries with which open skies agreements are in effect, a number of markets important to us, including China, do not have open skies agreements. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU. As a result of the agreement and a subsequent open skies agreement involving the U.S. and the United Kingdom, which was agreed in anticipation of Brexit, we face increased competition in these markets, including LHR. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries we serve but which are not covered by an open skies treaty are subject to periodic renegotiation. We currently operate a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these markets, it could adversely impact us and could result in impairments of our related tangible and intangible assets. In addition, competition from foreign airlines, revenue-sharing joint ventures, joint business agreements, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes.
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
We operate a global business with significant operations outside of the U.S. Our current international activities and prospects have been, and in the future could be, adversely affected by government policies, reversals or delays in the opening of foreign markets, increased competition in international markets, the performance of our alliance, joint business and codeshare partners in a given market, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. In particular, the COVID-19 pandemic severely impacted the demand for international travel for a prolonged period, and resulted in the imposition of significant governmental restrictions on commercial air service to or from certain regions. We responded by temporarily suspending a significant portion of our long-haul international flights and delaying the introduction of certain new long-haul international routes. While many countries have largely eliminated their pandemic restrictions, or are in the process of doing so, we can provide no assurance as to when demand for international travel will return to pre-COVID-19 pandemic levels, if at all, or whether certain international destinations we previously served will be economical in the future.
We are subject to varying registration requirements and ongoing reporting obligations in the countries where we operate. Our permission to continue doing business in these countries may depend on our ability to timely fulfil or remedy any noncompliance with these and other governmental requirements. We may also be subject to the risk that relevant government agencies will be delayed in granting or renewing required approvals, including as a result of shutdowns (such as occurred in certain jurisdictions during the COVID-19 pandemic), cybersecurity incidents or other events. Any lapse, revocation, suspension or delay in approval of our authority to do business in a given jurisdiction may prevent us from serving certain destinations and could adversely impact our business, financial condition and results of operations.

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
Brexit has also led to legal and regulatory uncertainty such as the identity of the relevant regulators, new regulatory action and/or potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. For example, the Retained EU Law (Revocation and Reform) Bill which is currently before the UK Parliament would, if enacted in its current form, “sunset” at the end of 2023 a large part of retained EU legislation that has continued in force in the UK post-Brexit, unless specific action is taken to preserve or delay the “sunset” of individual retained EU legislation. The extent of any such specific action, and therefore the specific retained EU legislation that would “sunset” at the end of 2023, is currently unknown. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts, or other governmental or regulatory actions taken by the United Kingdom or the EU in connection with or subsequent to Brexit, cannot be predicted, including whether or not regulators will continue to approve or impose material conditions on our business activities such as the transatlantic joint business. See also “The airline industry is intensely competitive and dynamic.” Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
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
Acts of terrorism or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats, attacks and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks of September 11, 2001 and any other such measures that may be introduced in the future generate higher operating costs for airlines. The Aviation and Transportation Security Act mandated improved flight deck security, deployment of federal air marshals on-board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to the U.S. Customs and Border Protection Agency and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue. Implementation of and compliance with increasingly complex security and customs requirements will continue to result in increased costs for us and our passengers, and have caused and likely will continue to cause periodic service disruptions and delays. We have at times found it necessary or desirable to make significant expenditures to comply with security-related requirements while seeking to reduce their impact on our customers, such as expenditures for automated security screening lines at airports. As a result of competitive pressure, and the need to improve security screening throughput to support the pace of our operations, it is unlikely that we will be able to capture all security-related costs through increased fares. In addition, we cannot forecast what new security requirements may be imposed in the future, or their impact on our business.
We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure.
Efforts to transition to a low-carbon future have increased the focus by global, regional and national regulators on climate change and GHG emissions, including CO2 emissions. In particular, ICAO has adopted rules, including those pertaining to the CORSIA, which will require us to mitigate the growth in CO2 emissions associated with a significant majority of our international flights. For more information on CORSIA, see “Aircraft Emissions and Climate Change Requirements” under Item 1. Business – Domestic and Global Regulatory Landscape – Environmental Matters.
At this time, the costs of complying with our future obligations under CORSIA are uncertain, primarily due to continued volatility in demand for international air travel during and in the recovery from the COVID-19 pandemic and because there is significant uncertainty with respect to the future supply and price of carbon offset credits and lower-carbon aircraft fuels. In addition, we will not directly control our CORSIA compliance costs through 2032 because those obligations are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth beginning in 2033. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset our costs of meeting obligations under CORSIA.
In the event that CORSIA does not come into force as expected, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that could affect global competitors differently without offering meaningful aviation environmental improvements. For example, EC has committed to undertake a review in 2026 to determine whether CORSIA is sufficiently delivering on the goals of the Paris Agreement and, to the extent it is determined not to be, has noted it may extend the scope of the EU Emissions Trading System to include all departing flights from the EEA (and not just flights within the EEA, which are currently included). These and similar proposals may lead to increased expense related to the emissions of our flights departing from EEA airports.
Concerns over climate change are likely to result in continued attempts by governments to adopt requirements or change business environments related to aviation that, if successful, may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs, including new taxes, to regulate domestic GHG emissions. Finally, certain airports have adopted, and others could in the future adopt, GHG emission or climate-related goals that could impact our operations or require us to make changes or investments in our infrastructure.
In January 2021, the EPA adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards for new aircraft engines would not apply retroactively to engines already on in-service aircraft. These final standards have been challenged by several states and environmental groups, and the Biden Administration has issued an executive order requiring a review of these final standards. On November 15, 2021, the EPA announced that it would not rewrite the existing aircraft engine GHG emissions standards but would seek more for ambitious new aircraft GHG emission standards within the ICAO process. The outcome of the legal challenge and whether there will be any development of new aircraft GHG emissions standards cannot be predicted at this time.
The EC’s ReFuelEU Aviation initiative (part of its "Fit for 55" program) included a proposal for the creation of a SAF blending mandate for aviation fuel suppliers set at 2% beginning in 2025 and rising to 63% by 2050, among other requirements. The European Parliament (which has proposed stricter targets in relation to SAF blending percentages for 2050) and the European Council have adopted initial negotiating positions with respect to the ReFuelEU Aviation initiative and are currently in negotiations in relation to the final text of the proposed regulation. Individual EU member states have been developing their own requirements including, for example, a 1% SAF mandate in France that came into force on January 1, 2022. Whether and in what form these regulations will be finalized and the potential effects on our business are uncertain at this time.

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
In addition, as part of our emissions reduction targets, we and other airlines have committed to increasing the use of SAF in our fleet. Currently, industrial production of SAF is small in scale and inadequate to meet growing industry demand, and while additional production capacity is expected to come online in coming years, we anticipate that competition for SAF among industry participants will remain intense. As a result, we may need to pay a significant premium for SAF above the price we would pay for conventional jet fuel. To secure future SAF supply, we have entered into multiple agreements for the purchase of future SAF production, and continue to engage with producers regarding potential future SAF purchases, which may include investments to support these producers. Certain existing or potential future agreements pertain to SAF production from facilities that are planned but not yet operational, and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will be built or that they will meet contracted production timelines and volumes. In the event that the SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that we will be able to source a supply of SAF sufficient to meet our stated goals, or that we will be able to do so on favorable economic terms.
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
Finally, the potential acute and chronic physical effects of climate change, such as increased frequency and severity of storms, floods, fires, sea-level rise, excessive heat, longer-term changes in weather patterns and other climate-related events, could affect our operations, infrastructure and financial results. Operational impacts, such as more frequent or widespread flight cancellations, could result in loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to predict accurately the materiality of any potential losses or costs associated with the physical effects of climate change.
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
Governmental authorities in the U.S. and abroad are increasingly focused on potential contamination resulting from the use of certain chemicals, most notably per- and polyfluoroalkyl, substances (PFAS). Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including those related to aviation. Among other things, recent changes to federal requirements for firefighting foams containing PFAS, as well as related state regulations affecting their use, will require operational changes. On August 26, 2022, the EPA published for public comment a new rulemaking that would designate two PFAS substances (perfluorooctanoic acid and perfluorooctanesulfonic acid) as hazardous substances under the Comprehensive Environmental Response,

Compensation, and Liability Act. This rulemaking would require entities to immediately report current and past releases that meet or exceed the reportable quantity for such substances to EPA’s National Response Center. Depending on the final outcome of this rulemaking and the introduction of any additional state or federal regulations, we may incur costs in connection with reporting obligations and costs related to historic usage of PFAS-containing materials, transitioning away from the usage of PFAS-containing products, disposing of PFAS-containing waste or remediating any residual environmental impacts.
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
Governmental authorities in several U.S. and foreign cities are also considering, or have already implemented, aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take offs and landings. We have been able to accommodate local noise restrictions imposed to date, but our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread. The FAA is also currently evaluating possible changes to how aircraft noise is measured, and the resulting standards that are based on them. Ultimately, these changes could have an impact on, or limit, our operations, or make it more difficult for the FAA to modernize and increase the efficiency of the airspace and airports we utilize.
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
These and other factors have contributed to a shortage of qualified, entry-level pilots, shortages of experienced pilots trained and ready for duty, and increased compensation costs materially for pilots throughout the industry. The foregoing factors have also led to increased competition from large, mainline carriers attempting to meet their hiring needs and significant further proposed increases in mainline pilot compensation. We believe that this industry-wide pilot shortage will remain a significant problem for airlines in the United States for the foreseeable future. Our regional airline subsidiaries and other regional partners have recently been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions, increased compensation expense and costs of operations, financial difficulties and other adverse effects, and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business.
We depend on a limited number of suppliers for aircraft, aircraft engines and parts.
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, as of the end of 2022, all of our mainline aircraft were manufactured by either Airbus or Boeing and all of our regional aircraft were manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by recent transactions involving Airbus and Bombardier and Mitsubishi and Bombardier, and the cessation of production of certain Bombardier regional aircraft that we and our regional partners currently operate in large numbers. Due to the limited number of these suppliers, we are vulnerable to any problems associated with the performance of their obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers, adverse perception by the public that would result in customer avoidance of any of our aircraft or any action by the FAA or any other regulatory authority resulting in an inability to certify or operate our aircraft, even temporarily. For instance, in March 2019, the FAA ordered the grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020. More recently, regulatory concerns raised by the FAA forced Boeing to temporarily suspend deliveries of certain 787 aircraft, resulting in significant reductions to our planned long-haul flying. The limited number of these suppliers may also result in reduced competition and potentially higher prices than if the supplier base was less concentrated.
Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected, may adversely impact our business, results of operations and financial condition.
The success of our business depends on, among other things, effectively managing the number and types of aircraft we operate. If, for any reason, we are unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have negative impacts on our business, results of operations and financial condition. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays, which recently have been relatively commonplace among manufacturers of commercial aircraft, may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to our schedule, thereby reducing revenues. If new aircraft orders are not filled on a timely basis, we could face higher financing and operating costs than planned. In addition, if the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency, safety and reliability, we could face higher financing and operating costs than planned and our business, results of operations and financial condition could be adversely impacted. For instance, in March 2019, the FAA grounded all Boeing 737 MAX Family aircraft, including the 24 aircraft in our fleet at the time of the grounding, as a result of which we were unable to take delivery of the Boeing 737 MAX Family aircraft we had on order from Boeing. More recently, regulatory concerns raised by the FAA forced Boeing to temporarily suspend deliveries of 787 aircraft, resulting in significant reductions to our planned long-haul flying. Repeated or prolonged delays in the production, delivery or induction of our new aircraft could require us to scale back our growth plans, reduce frequencies or forgo service entirely to certain markets, which could adversely affect our business, financial condition and results of operations.
We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems could harm our business, results of operations and financial condition.
We are highly dependent on existing and emerging technology and automated systems to operate our business. These technologies and systems include our computerized airline reservation system, flight operations and crew scheduling systems, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information, as well as issue electronic tickets and process critical financial information in a timely manner. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our technologies or automated systems are not functioning or if our third-party service providers were to fail to adequately provide technical support, system maintenance or timely software upgrades for any one of our key existing systems, we could experience service disruptions or delays, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. Furthermore, certain critical aspects of our operation rely on legacy technological systems which may grow more difficult or expensive to support and maintain over time, and such systems may fail to perform as required or become more vulnerable to malfunction or failure over time. In the event that one or more of our primary technology or systems vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all, and any transition time to a new system may be significant.
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

While the telecommunications industry agreed to delay the activation of 5G transmitters in close proximity to airports, it did move forward with the activation of a vast majority of 5G transmitters away from airports, and we expect that companies will continue expanding their 5G networks over the next several years. As a result, the FAA has taken precautionary steps to mitigate any remaining interference risks, which have resulted in minimal impacts to our operations, particularly in low-visibility conditions at certain airports and with our regional carriers. While we are working closely with the FAA and other aviation industry participants to develop a long-term strategy that permits the full implementation of the 5G spectrum without disruption to safe aviation operations, any new restrictions imposed to mitigate interference risks would require us to adjust our operating procedures and could impact our ability to operate certain aircraft or to serve certain markets. On June 17, 2022, the FAA announced that major U.S. telecommunications companies have agreed to continue to keep 5G mitigations beyond July 5, 2022, but simultaneously announced their expectation that the U.S. mainline commercial fleet to have radio altimeter retrofits or other enhancements in place by July 2023. We have made clear our commitment to updating our aircraft as soon as possible and we have already completed retrofitting our mainline Airbus A320 fleet with updated radio altimeters. We will continue retrofitting aircraft across both our mainline and regional fleets and currently expect completion by July 2023. Our most pressing concern moving forward is ensuring that the FAA, FCC, and telecommunications industry can come to a long-term mitigation agreement without adverse impacts on aviation. For each fleet type, we need the FAA to certify a solution, the aircraft manufacturer to issue a service bulletin, the radio altimeter manufacturer to produce the solution, and for the solution to be delivered to us with enough time to install it on our aircraft in advance of July 2023.
Our technologies and automated systems are not completely protected against events that are beyond our control, including natural disasters, power failures, terrorist attacks, cyber-attacks, data theft, defects, errors, equipment and software failures, computer viruses or telecommunications failures. When service interruptions occur as a result of any of the aforementioned events, we address them in accordance with applicable laws, rules and regulations. However, substantial or sustained system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We cannot assure that our security measures, change control procedures or disaster recovery plans are adequate to prevent disruptions or delays. Disruption in or changes to these technologies or systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
Evolving data security and privacy requirements (in particular, compliance with applicable federal, state and foreign laws relating to handling of personal information about individuals) could increase our costs, and any significant data security or privacy incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition.
In the normal course of our business, we collect, process, use and disclose personal information about individuals and rely on third party service providers to host or otherwise process personal information. Many federal, state and foreign governmental bodies and agencies have adopted, or are considering adopting, laws and regulations that impose limits on the collection, processing, use, disclosure and security of personal information about individuals. In some cases, such laws and regulations can be enforced by private parties in addition to government entities. In addition, privacy advocacy and industry groups may propose new and different self-regulatory standards or guidance that may legally or contractually apply to us and our vendors. These non-uniform laws, regulations, standards and guidance are complex and currently evolving and can be subject to significant change and interpretation, and may be inconsistently applied and enforced from one jurisdiction to another.
Our business requires the secure processing and storage of personal information relating to our customers, employees, business partners and others. However, like any global enterprise operating in today’s digital business environment, we have experienced cybersecurity incidents and data breaches. The threat of cybersecurity incidents continues to increase as the frequency, intensity and sophistication of attacks and intrusions increase around the world. Despite ongoing efforts to maintain and improve the security of digital information, individuals, including employees or contractors, may be able to circumvent the security measures we put in place, and we may be unable to anticipate new techniques used for these attacks and intrusions and implement adequate preventative measures. We and our business partners have been the target of cybersecurity attacks and data breaches in the past and expect that we will continue to be in the future. For example, in March 2021, a sub-set of AAdvantage members as well as members of several other major airline loyalty programs received a notification about a security incident involving a limited amount of loyalty data held by a service provider. As another example, in July 2022, a minor phishing incident resulted in certain employee email accounts being accessed and acquired without authorization that contained personal information about a very limited number of individuals, including travelers (following which we notified the individuals). We react and respond to these cybersecurity attacks in accordance with the applicable legal requirements, our own approved cybersecurity protocols, as well as our commercial partners’ standards, but we cannot ensure that our responses will be sufficient to prevent or mitigate the potential adverse impacts of these incidents, which may be material.
Moreover, the conflict involving Russia and Ukraine has resulted in a heightened risk of cyberattacks against companies like ours that have operations, vendors and/or supply chain providers located in or around the region of conflict or are otherwise related to the conflict.
There has been heightened legislative and regulatory focus on data privacy and cybersecurity in the U.S., the EU, China and elsewhere, particularly with respect to critical infrastructure providers, including those in the transportation sector. As a result, we must comply with a proliferating and fast-evolving set of legal requirements in this area, including substantive data privacy and cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. For example, in May 2018, the EU’s General Data Protection Regulation, commonly referred to as GDPR, came into effect, which imposes a host of data privacy and security requirements, imposing significant costs on us and carrying substantial penalties for non-compliance.
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
Significant cybersecurity incidents involving us or one of our AAdvantage partners or other business partners have in the past and may in the future result in a range of potentially material negative consequences for us, including unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; a diminished ability to retain or attract new customers; a deterioration in our relationships with business partners and other third parties; interruptions or failures in our payment related systems; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. The constantly changing nature of the threats means that we cannot and have not been able to prevent all data security breaches or misuse of data. Similarly, we depend on the ability of our key commercial partners, including AAdvantage partners, other business partners, our regional carriers, distribution partners and technology vendors, to conduct their businesses in a manner that complies with applicable security standards and assures their ability to perform on a timely basis. A security failure, including a failure to meet relevant payment security standards, breach or other significant cybersecurity incident affecting one of our partners, interruptions or failures in our payment related systems, could result in potentially material negative consequences for us, including loss of critical data, service interruptions and the potential for fines, restrictions and expulsion from card acceptance programs. In addition, we use third-party service providers to help us deliver services to customers. These service providers may store personal information, credit card information and/or other confidential information. Such information may be the target of unauthorized access or subject to security breaches because of third-party action, employee error, malfeasance or otherwise. Any of these could (a) result in the loss of information, litigation, indemnity obligations, expensive and inconsistent cybersecurity incident and data breach notification requirements, damage to our reputation, regulatory scrutiny, and other liability, or (b) have a material adverse effect on our business, financial condition and results of operations.
The costs and operational consequences of defending against, preparing for, responding to and remediating an incident of cybersecurity breach may be substantial. As cybersecurity threats become more frequent, intense and sophisticated, costs of proactive defense measures are increasing. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well as injunctive relief and enforcement actions requiring costly compliance measures. A significant number of recent privacy and data security incidents, including those involving other large airlines, have resulted in very substantial adverse financial consequences to those companies. A cybersecurity incident could also impact our brand, including that of the AAdvantage program, harm our reputation and adversely impact our relationship with our customers, employees and stockholders. The increased regulatory focus on data privacy practices apart from how personal data is secured, such as how personal data is collected, used for marketing purposes, and shared with third parties, also may require changes to our processes and increase compliance costs. There is also an increased risk to our business in the event of a significant data privacy violation, including additional compliance costs, reputational harm, disruption to the manner in which we provide our services, including the geographies we service, and being subject to complaints and/or regulatory investigations, significant monetary liability, fines, penalties, regulatory enforcement, individual or class action lawsuits, public criticism, loss of customers, loss of goodwill or other additional liabilities, such as claims by industry groups or other third parties. Accordingly, failure to appropriately address data privacy and cybersecurity issues could result in material financial and other liabilities and cause significant reputational harm to our company.
In addition, litigation, claims and enforcement related to privacy, biometrics and other provisions of state privacy laws may involve new interpretations of privacy laws. Compliance with these laws and regulations may be inconsistent from jurisdiction to jurisdiction, increasing the cost of compliance and our risk of liability from litigation. Any litigation, claims or enforcement actions to which we are or become a party could potentially result in substantial monetary damages or fines.
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
In light of constraints on existing facilities, there is presently a significant amount of capital spending underway at major airports in the United States, including large projects underway at a number of airports where we have significant operations, such as ORD, Dallas/Fort Worth International Airport, JFK and LAX. This spending is expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover their investments through increased rental, landing and other facility costs. In some circumstances, such costs could be imposed by the relevant airport authority without our approval. Accordingly, our operating costs are expected to increase significantly at many airports at which we operate, including a number of our hubs and gateways, as a result of capital spending projects currently underway and additional projects that we expect to commence over the next several years.
In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports we serve are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may impose other operational restrictions as well. In the U.S., the

DOT and the FAA currently regulate the allocation of slots or slot exemptions at DCA and two New York City airports: JFK and LGA. Our operations at these airports generally require the allocation of slots or similar regulatory authority. In addition to slot restrictions, operations at DCA and LGA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,250 and 1,500 miles, respectively. Similarly, our operations at LHR, international airports in Beijing, Frankfurt, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Airline Trade Association Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. Due to the dramatic reduction in air travel during the COVID-19 pandemic, we relied in many instances on exemptions granted by applicable authorities from the requirement that we continuously use certain slots, gates and routes or risk having such operating rights revoked, and depending on the applicable authority these exemptions can vary in the way they are structured and applied. We cannot predict whether such exemptions will continue to be made available, whether they will be granted on the same or similar terms, or whether we ultimately could be at risk of losing valuable operating rights. If we are forced to surrender slots, we may be unable to provide our desired level of service to or from certain destinations in the future. We cannot provide any assurance that regulatory changes resulting in changes in the application of slot controls or the allocation of or any reallocation of existing slots, the continued enforcement or termination of a perimeter rule or similar regulatory regime will not have a material adverse impact on our operations.
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
We operate principally through our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. and partner gateways including London Heathrow (among others). Substantially all of our flights either originate at or fly into one of these locations. A significant interruption or disruption in service at one of our hubs, gateways or other airports where we have a significant presence, resulting from air traffic control delays, weather conditions, natural disasters, growth constraints, performance by third-party service providers (such as electric utility or telecommunications providers), failure of computer systems, disruptions at airport facilities or other key facilities used by us to manage our operations (including as a result of social or environmental activism), labor relations, power supplies, fuel supplies, terrorist activities, or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition. We have limited control, particularly in the short term, over the operation, quality or maintenance of many of the services on which our operations depend and over whether vendors of such services will improve or continue to provide services that are essential to our business.
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
•expectations regarding any future capital deployment program, including share repurchase programs and any future dividend payments that may be declared by our Board of Directors, or any subsequent determination to cease repurchasing stock or paying dividends;
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
The closing price of our common stock on the Nasdaq Global Select Market varied from $11.86 to $20.22 during 2022 and $12.74 to $17.08 during 2023 year-to-date through February 17, 2023. At times, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that in recent years this wide range of trading prices has largely reflected the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
If we do decide to make repurchases of or pay dividends on our common stock, we cannot guarantee that we will continue to do so or that such a capital deployment program will enhance long-term stockholder value.
In connection with the financial assistance provided under PSP1, PSP2 and PSP3, we agreed not to repurchase shares of AAG common stock through September 30, 2022. Following the expiration of these restrictions, if we determine to make any share repurchases in the future, such repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Our future repurchases of AAG common stock, if any, may be limited, suspended or discontinued at any time at our discretion and without prior notice.
In connection with the financial assistance provided under PSP1, PSP2 and PSP3, we also agreed not to pay dividends on AAG common stock through September 30, 2022. Following the expiration of these restrictions, if we determine to make any dividends in the future, such dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The amount and timing of any future dividends, if any, may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
In addition, any future repurchases of AAG common stock or payment of dividends, or any determination to cease repurchasing stock or paying dividends, could affect our stock price and increase its volatility. The existence of a future share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, any future repurchases of AAG common stock or payment of dividends will diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Further, our repurchase of AAG common stock may fluctuate such that our cash flow may be insufficient to fully cover our share repurchases. Under the recently enacted IRA, we may become subject to an excise tax on the fair market value of AAG common stock repurchased after December 31, 2022, which may adversely affect our financial condition. Although our share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that they will do so.

AAG’s Certificate of Incorporation, Bylaws and Tax Benefit Preservation Plan include provisions that limit voting and acquisition and disposition of our equity interests and specify an exclusive forum for certain stockholder disputes.
Our Certificate of Incorporation and Bylaws include significant provisions that limit voting and ownership and disposition of our equity interests as described in Part II, Item 5. Market for American Airlines Group’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities - “Ownership Restrictions” and AAG’s Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 hereto. Further restrictions are set forth in our Tax Benefit Preservation Plan. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved SEC staff comments that were issued 180 days or more preceding December 31, 2022.

ITEM 2. PROPERTIES
Flight Equipment
As of December 31, 2022, American operated a mainline fleet of 925 aircraft. During 2022, American accepted delivery of 33 mainline aircraft including 24 Airbus A321neo and nine Boeing 787-8 aircraft and returned 27 mainline aircraft to service from temporary storage. We are supported by our wholly-owned and third-party regional carriers that fly under capacity purchase agreements operating as American Eagle. As of December 31, 2022, American Eagle operated 536 regional aircraft. During 2022, we decreased our regional fleet by a net of 31 aircraft, including the addition of 38 regional aircraft, temporary parking of 59 regional aircraft and return of 10 regional aircraft.
Mainline
As of December 31, 2022, American’s mainline fleet consisted of the following aircraft:

	Average Seating Capacity	Average Age (Years)	Owned	Leased	Total
Airbus A319	128	18.7	21	112	133
Airbus A320	150	21.7	10	38	48
Airbus A321	184	10.4	164	54	218
Airbus A321neo	196	1.7	33	35	68
Boeing 737-800 (1)	172	12.8	123	171	294
Boeing 737-8 MAX	172	3.4	9	33	42
Boeing 777-200ER	273	22.0	44	3	47
Boeing 777-300ER	304	8.8	18	2	20
Boeing 787-8	234	4.6	20	13	33
Boeing 787-9	285	5.2	17	5	22
Total		12.2	459	466	925

(1)Excluded from the total operating aircraft count above are nine owned Boeing 737-800 held in temporary storage as of December 31, 2022.

Regional
As of December 31, 2022, the fleet of our wholly-owned and third-party regional carriers operating as American Eagle consisted of the following aircraft:

	Average Seating Capacity	Owned	Leased	Owned or Leased by Third Party Regional Carrier	Total	Operating Regional Carrier	Number of Aircraft Operated
Bombardier CRJ 700 (1)	65	40	2	80	122	SkyWest	80
						PSA	42
						Total	122

Bombardier CRJ 900 (1)	76	69	—	40	109	PSA	69
						Mesa	40
						Total	109

Embraer 170 (1)	65	2	6	13	21	Republic	13
						Envoy	8
						Total	21

Embraer 175	76	101	—	108	209	Envoy	101
						Republic	88
						SkyWest	20
						Total	209

Embraer 145 (1)	50	75	—	—	75	Piedmont	47
						Envoy	28
						Total	75
Total		287	8	241	536		536

(1)Excluded from the total operating aircraft count above are 69 regional aircraft that are being held in temporary storage as follows: 40 owned Embraer 145, 14 owned and five leased Bombardier CRJ 700, four owned and two leased Embraer 170 and four owned Bombardier CRJ 900.
See Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 10 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on our capacity purchase agreements with third-party regional carriers.
Aircraft and Engine Purchase Commitments
As of December 31, 2022, we had definitive purchase agreements for the acquisition of the following aircraft (1):

	2023	2024	2025	2026	2027	Total
Airbus
A320neo Family	2	5	19	29	5	60
Boeing
737 MAX Family	17	22	28	21	—	88
787 Family	4	12	9	4	5	34
Total	23	39	56	54	10	182

(1)Delivery schedule represents our best estimate as of the date of this report as described in footnote (e) to the “Contractual Obligations” table in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Actual delivery dates are subject to change, which could be material, based on various potential factors including production delays by the manufacturer and regulatory concerns.
We also have agreements for 52 spare engines to be delivered in 2023 and beyond.

We currently have financing commitments in place for all aircraft on order and scheduled to be delivered in 2023 except for 10 Boeing 737 MAX Family aircraft. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions including, in some cases, on our acquisition of the aircraft by a certain date and (2) the performance by the counterparty providing such financing commitments of its obligations thereunder. We do not have financing commitments in place for any of the aircraft scheduled to be delivered in 2024 and beyond, except for five Boeing 787 Family aircraft scheduled to be delivered in 2024. See Part I, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully” for additional discussion.
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
As of February 17, 2023, there were approximately 14,000 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.
Information on securities authorized for issuance under our equity compensation plans will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders of American Airlines Group Inc. (the Proxy Statement) under the caption “Equity Compensation Plan Information” and is incorporated by reference into this Annual Report on Form 10-K.
Dividends on Common Stock
There were no cash dividend payments during the years ended December 31, 2022 and 2021. In connection with our receipt of financial assistance under PSP1, PSP2 and PSP3, we agreed not to pay dividends on AAG common stock through September 30, 2022 when this restriction expired. If we determine to make any dividends in the future, such dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued again at any time at our discretion and without prior notice.

Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares the cumulative total stockholder returns during the period from December 31, 2017 to December 31, 2022 of our common stock to the New York Stock Exchange (NYSE) ARCA Airline Index and the Standard and Poor’s Financial Services, LLC (S&P) 500 Stock Index. The comparison assumes $100 was invested on December 31, 2017 in our common stock and in each of the foregoing indices and assumes that all dividends were reinvested. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
American Airlines Group Inc. (AAL)	$100	$62	$56	$31	$35	$25
NYSE ARCA Airline Index (XAL)	100	78	94	71	70	45
S&P 500 Index (GSPC)	100	94	121	140	178	144
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The remaining authority under our most recent $2.0 billion share repurchase program expired in December 2020, and in connection with our receipt of financial assistance under PSP1, PSP2 and PSP3, we agreed not to repurchase shares of AAG common stock through September 30, 2022 when this restriction expired. No repurchases of AAG common stock were made in 2022 following the lapse of these restrictions. As of December 31, 2022, the Board of Directors of AAG had not authorized another share repurchase program. Any future determination to enter into a share repurchase program will be at the discretion of the Board of Directors, subject to applicable legal limitations, and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.
See Part I, Item 1A. Risk Factors – “If we do decide to make repurchases of or pay dividends on our common stock, we cannot guarantee that we will continue to do so or that our capital deployment program will enhance long-term stockholder value.”

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
See Part I, Item 1A. Risk Factors – “AAG’s Certificate of Incorporation, Bylaws and Tax Benefit Preservation Plan include provisions that limit voting and acquisition and disposition of our equity interests and specify an exclusive forum for certain stockholder disputes” and “Our ability to utilize our NOLs and other carryforwards may be limited.” Also see AAG’s Certification of Incorporation and Bylaws, which are filed as Exhibits 3.1, 3.2 and 3.3 hereto, for the full text of the foregoing restrictions and AAG’s Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 hereto, for a more detailed description.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
Selected Consolidated Financial Data of AAG
The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended and as of December 31, 2022, 2021 and 2020, are derived from AAG’s audited consolidated financial statements.

	Year Ended December 31,
	2022	2021	2020
	(In millions, except share and per share amounts)
Consolidated Statements of Operations data:
Total operating revenues	$48,971	$29,882	$17,337
Total operating expenses	47,364	30,941	27,758
Operating income (loss)	1,607	(1,059)	(10,421)
Net income (loss)	127	(1,993)	(8,885)
Earnings (loss) per common share:
Basic	$0.20	$(3.09)	$(18.36)
Diluted	0.19	(3.09)	(18.36)
Shares used for computation (in thousands):
Basic	650,345	644,015	483,888
Diluted	655,122	644,015	483,888

Consolidated Balance Sheet data (at end of period):
Total assets	$64,716	$66,467	$62,008
Debt and finance leases	35,663	38,060	32,593
Pension and postretirement obligations (1)	2,926	5,150	7,131
Operating lease liabilities	8,024	8,117	8,428
Stockholders’ deficit	(5,799)	(7,340)	(6,867)

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

	Year Ended December 31,
	2022	2021
	(In millions)
Components of Total Special Items, Net: (1)
Fleet impairment (2)	$149	$—
Litigation reserve adjustments	37	(19)
PSP Financial Assistance (3)	—	(4,162)
Severance expenses (4)	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	(3)
Other operating special items, net	7	10
Mainline operating special items, net	193	(4,006)

PSP Financial Assistance (3)	—	(539)
Regional pilot retention program (5)	—	61
Fleet impairment (2)	—	27
Severance expenses (4)	—	2
Other operating special items, net	5	—
Regional operating special items, net	5	(449)
Operating special items, net	198	(4,455)

Mark-to-market adjustments on equity and other investments, net (6)	71	31
Debt refinancing, extinguishment and other, net	3	29
Nonoperating special items, net	74	60
Pre-tax special items, net	272	(4,395)
Income tax special items, net	(9)	—
Total special items, net	$263	$(4,395)
Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$186	$(2,548)
Adjusted for: Pre-tax special items, net	272	(4,395)
Pre-tax income (loss) excluding net special items	$458	$(6,943)
Reconciliation of Net Income (Loss) Excluding Net Special Items:
Net income (loss) – GAAP	$127	$(1,993)
Adjusted for: Total special items, net	263	(4,395)
Adjusted for: Net tax effect of net special items	(62)	993
Net income (loss) excluding net special items	$328	$(5,395)

(1)See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on net special items.
(2)Fleet impairment for 2022 included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.

Fleet impairment for 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(3)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from the U.S. Department of Treasury (Treasury) pursuant to the payroll support programs established by the U.S. Government. See Note 1(b) to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information.
(4)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic.
(5)Our regional pilot retention program provides for, among other things, a cash retention bonus paid in the fourth quarter of 2021 to eligible captains at our wholly-owned regional carriers included on the pilot seniority list as of September 1, 2021.
(6)Mark-to-market adjustments on equity and other investments, net principally included net unrealized gains and losses associated with certain equity investments. See Note 8 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information related to our equity investments.
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

	Year Ended December 31,
	2022	2021
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$47,364	$30,941
Operating net special items (1):
Mainline operating special items, net	(193)	4,006
Regional operating special items, net	(5)	449
Aircraft fuel and related taxes	(13,791)	(6,792)
Total operating expenses, excluding net special items and fuel	$33,375	$28,604
(In millions)
Total Available Seat Miles (ASM)	260,226	214,535
(In cents)
CASM	18.20	14.42
Operating net special items per ASM (1):
Mainline operating special items, net	(0.07)	1.87
Regional operating special items, net	—	0.21
Aircraft fuel and related taxes per ASM	(5.30)	(3.17)
CASM, excluding net special items and fuel	12.83	13.33

(1)See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on net special items.

Selected Consolidated Financial Data of American
The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended and as of December 31, 2022, 2021 and 2020, are derived from American’s audited consolidated financial statements.

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Consolidated Statements of Operations data:
Total operating revenues	$48,965	$29,880	$17,335
Total operating expenses	47,312	30,841	27,559
Operating income (loss)	1,653	(961)	(10,224)
Net income (loss)	338	(1,777)	(8,450)

Consolidated Balance Sheet data (at end of period):
Total assets	$70,324	$71,145	$69,215
Debt and finance leases	30,422	32,094	28,982
Pension and postretirement obligations (1)	2,900	5,117	7,089
Operating lease liabilities	7,961	8,074	8,380
Stockholder’s equity	5,593	3,826	4,348

(1)Substantially all defined benefit pension plans were frozen effective November 1, 2012. See Note 8 to American's Consolidated Financial Statements in Part II, Item 8B for further information on pension and postretirement benefits.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2022 Financial Overview
The selected financial data presented below is derived from AAG’s audited consolidated financial statements included in Part II, Item 8A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Passenger revenue	$44,568	$26,063	$18,505	71.0
Cargo revenue	1,233	1,314	(81)	(6.2)
Other operating revenue	3,170	2,505	665	26.5
Total operating revenues	48,971	29,882	19,089	63.9
Aircraft fuel and related taxes	13,791	6,792	6,999	nm (2)
Salaries, wages and benefits	12,972	11,817	1,155	9.8
Total operating expenses	47,364	30,941	16,423	53.1
Operating income (loss)	1,607	(1,059)	2,666	nm
Pre-tax income (loss)	186	(2,548)	2,734	nm
Income tax provision (benefit)	59	(555)	614	nm
Net income (loss)	127	(1,993)	2,120	nm

Pre-tax income (loss) – GAAP	$186	$(2,548)	$2,734	nm
Adjusted for: pre-tax net special items (1)	272	(4,395)	4,667	nm
Pre-tax income (loss) excluding net special items	$458	$(6,943)	$7,401	nm

(1)See Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for details on the components of pre-tax net special items.
(2)Not meaningful or greater than 100% change.
Pre-Tax Income (Loss) and Net Income (Loss)
Pre-tax income and net income were $186 million and $127 million, respectively, in 2022. This compares to 2021 pre-tax loss and net loss of $2.5 billion and $2.0 billion, respectively.
The year-over-year improvement in our pre-tax income, on a GAAP basis, was driven by the continued strength in demand for air travel and a 21.3% increase in capacity as compared to 2021. This resulted in record passenger revenue for 2022 which was offset in part by higher aircraft fuel and related taxes, due to a 73.0% increase in the average price per gallon of aircraft fuel as well as increases in other operating expenses from increased capacity. The 2021 period also included the recognition of $4.4 billion of net pre-tax special credits, principally related to PSP Financial Assistance. See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for details on the components of pre-tax net special items.
Excluding the effects of pre-tax net special items, pre-tax income was $458 million in 2022 and pre-tax loss was $6.9 billion in 2021. The year-over-year improvement in our pre-tax income excluding pre-tax net special items was primarily due to record passenger revenue in 2022, offset in part by higher aircraft fuel and related taxes and increases in other operating expenses, as described above.

Revenue
In 2022, we reported total operating revenues of $49.0 billion, an increase of $19.1 billion, or 63.9%, as compared to 2021. Passenger revenue was $44.6 billion, an increase of $18.5 billion, or 71.0%, as compared to 2021. The increase in passenger revenue in 2022 was primarily due to a 33.5% increase in revenue passenger miles (RPMs), driven by the continued strength in demand for air travel domestically and in the Atlantic and Latin America regions, resulting in a 7.6 point increase in passenger load factor to 82.9% in 2022, and a 28.1% increase in passenger yield.
In 2022, cargo revenue was $1.2 billion, a decrease of $81 million, or 6.2%, as compared to 2021, primarily due to a 5.3% decrease in cargo ton miles driven by the discontinuation of our cargo-only flying and lower demand.
Other operating revenue increased $665 million, or 26.5%, in 2022 as compared to 2021, driven primarily by higher revenue associated with our loyalty program. During 2022 and 2021, cash payments from co-branded credit card and other partners were $4.5 billion and $3.4 billion, respectively.
Our total revenue per available seat mile (TRASM) was 18.82 cents in 2022, a 35.1% increase as compared to 13.93 cents in 2021, driven principally by the increase in passenger revenue as described above.
Fuel
In 2022, aircraft fuel expense totaled $13.8 billion, an increase of $7.0 billion as compared to 2021. This increase was primarily driven by a 73.0% increase in the average price per gallon of aircraft fuel including related taxes to $3.54 in 2022 from $2.04 in 2021 and a 17.4% increase in gallons of fuel consumed due to increased capacity.
As of December 31, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel.
Our 2022 CASM was 18.20 cents, an increase of 26.2%, from 14.42 cents in 2021. This increase in CASM was primarily driven by higher aircraft fuel and related taxes in 2022, as described above, and the recognition of $4.5 billion of operating net special credits in 2021 principally related to PSP Financial Assistance.
Our 2022 CASM excluding net special items and fuel was 12.83 cents, a decrease of 3.8%, from 13.33 cents in 2021.
For a reconciliation of total operating CASM to total operating CASM excluding net special items and fuel, see Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures.”
Liquidity
As of December 31, 2022, we had $12.0 billion in total available liquidity, consisting of $9.0 billion in unrestricted cash and short-term investments, $2.8 billion in undrawn capacity under revolving credit facilities and a total of $220 million in undrawn short-term revolving and other facilities.
During 2022, we completed the following financing transactions (see Note 4 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information):
•repaid in full approximately $1.2 billion outstanding balance under, and terminated, the December 2016 Term Loan Facility;
•received $866 million in proceeds from enhanced equipment trust certificates (EETCs);
•repurchased $349 million of unsecured notes in the open market; and
•issued $205 million of equipment loans and other notes payable in connection with the financing of certain aircraft.

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
See Note 4 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on our debt obligations.
AAG’s Results of Operations
For a comparison of the 2021 to 2020 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations” of our 2021 Form 10-K.
Operating Statistics
The table below sets forth selected operating data for the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Increase
	2022	2021
Revenue passenger miles (millions) (a)	215,624	161,538	33.5%
Available seat miles (millions) (b)	260,226	214,535	21.3%
Passenger load factor (percent) (c)	82.9	75.3	7.6pts
Yield (cents) (d)	20.67	16.13	28.1%
Passenger revenue per available seat mile (cents) (e)	17.13	12.15	41.0%
Total revenue per available seat mile (cents) (f)	18.82	13.93	35.1%
Fuel consumption (gallons in millions)	3,901	3,324	17.4%
Average aircraft fuel price including related taxes (dollars per gallon)	3.54	2.04	73.0%
Total operating cost per available seat mile (cents) (g)	18.20	14.42	26.2%
Aircraft at end of period (h)	1,461	1,432	2.0%
Full-time equivalent employees at end of period	129,700	123,400	5.1%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes nine mainline and 69 regional aircraft in temporary storage as of December 31, 2022 as follows: nine Boeing 737-800, 40 Embraer 145, 19 Bombardier CRJ 700, six Embraer 170 and four Bombardier CRJ 900.

Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Passenger	$44,568	$26,063	$18,505	71.0
Cargo	1,233	1,314	(81)	(6.2)
Other	3,170	2,505	665	26.5
Total operating revenues	$48,971	$29,882	$19,089	63.9
This table presents our passenger revenue and the year-over-year change in certain operating statistics:

		Increase vs. Year Ended December 31, 2021
	Year Ended December 31, 2022	Passenger Revenue	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$44,568	71.0%	33.5%	21.3%	7.6pts	28.1%	41.0%
Passenger revenue increased $18.5 billion, or 71.0%, in 2022 from 2021 primarily due to a 33.5% increase in RPMs, driven by the continued strength in demand for air travel domestically and in the Atlantic and Latin America regions, resulting in a 7.6 point increase in passenger load factor to 82.9% in 2022, and a 28.1% increase in passenger yield.
Cargo revenue decreased $81 million, or 6.2%, in 2022 from 2021 primarily due to a 5.3% decrease in cargo ton miles driven by the discontinuation of our cargo-only flying and lower demand.
Other operating revenue increased $665 million, or 26.5%, in 2022 from 2021 driven primarily by higher revenue associated with our loyalty program. During 2022 and 2021, cash payments from co-branded credit card and other partners were $4.5 billion and $3.4 billion, respectively.
Total operating revenues in 2022 increased $19.1 billion, or 63.9%, from 2021 and our TRASM increased 35.1% to 18.82 cents in 2022 from 13.93 cents in 2021, driven principally by the increase in passenger revenue as described above.
Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$13,791	$6,792	$6,999	nm
Salaries, wages and benefits	12,972	11,817	1,155	9.8
Regional expenses	4,385	3,204	1,181	36.9
Maintenance, materials and repairs	2,684	1,979	705	35.6
Other rent and landing fees	2,730	2,619	111	4.2
Aircraft rent	1,395	1,425	(30)	(2.1)
Selling expenses	1,815	1,098	717	65.3
Depreciation and amortization	1,977	2,019	(42)	(2.1)
Mainline operating special items, net	193	(4,006)	4,199	nm
Other	5,422	3,994	1,428	35.8
Total operating expenses	$47,364	$30,941	$16,423	53.1
Total operating expenses increased $16.4 billion, or 53.1%, in 2022 from 2021 driven by higher aircraft fuel and related taxes and other expenses as a result of an increase in the average price per gallon of aircraft fuel and increased capacity. In 2021, total operating expenses also included $4.5 billion of net operating special credits principally related to PSP Financial Assistance. See further discussion of operating special items, net below.

Aircraft fuel and related taxes increased $7.0 billion in 2022 from 2021 primarily driven by a 73.0% increase in the average price per gallon of aircraft fuel including related taxes to $3.54 in 2022 from $2.04 in 2021 and a 17.4% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.2 billion, or 9.8%, in 2022 from 2021 primarily due to an increase in average mainline full-time equivalent employees in 2022 as compared to 2021.
Regional expenses increased $1.2 billion, or 36.9%, in 2022 from 2021 primarily due to pay rate increases and retention bonuses offered at our wholly-owned regional carriers, as well as contractual rate increases with our third-party regional carriers. The 2021 period also included the recognition of $539 million of PSP Financial Assistance as a regional operating special credit. See further discussion of operating special items, net below.
Maintenance, materials and repairs increased $705 million, or 35.6%, in 2022 from 2021 primarily due to increased capacity and an increase in the volume of engine overhauls where expense is incurred as maintenance is performed.
Selling expenses increased $717 million, or 65.3%, in 2022 from 2021 primarily due to higher credit card fees and commission expense driven by the overall increase in passenger revenues.
Other operating expenses increased $1.4 billion, or 35.8%, in 2022 from 2021 primarily as a result of increased aircraft food and catering, crew travel, passenger accommodation and ground and cargo handling expenses driven by the increase in flight operations as well as certain general and administrative expenses.
Operating Special Items, Net

	Year Ended December 31,
	2022	2021
	(In millions)
Fleet impairment (1)	$149	$—
Litigation reserve adjustments	37	(19)
PSP Financial Assistance (2)	—	(4,162)
Severance expenses (3)	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	(3)
Other operating special items, net	7	10
Mainline operating special items, net	193	(4,006)

PSP Financial Assistance (2)	—	(539)
Regional pilot retention program (4)	—	61
Fleet impairment (1)	—	27
Severance expenses (3)	—	2
Other operating special items, net	5	—
Regional operating special items, net	5	(449)
Operating special items, net	$198	$(4,455)

(1)Fleet impairment for 2022 included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Fleet impairment for 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the payroll support programs established by the U.S. Government. See Note 1(b) to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information.
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
Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Interest income	$216	$18	$198	nm
Interest expense, net	(1,962)	(1,800)	(162)	9.0
Other income, net	325	293	32	10.9
Total nonoperating expense, net	$(1,421)	$(1,489)	$68	(4.6)
Interest income increased in 2022 compared to 2021 primarily as a result of higher returns on our short-term investments. Interest expense, net increased in 2022 compared to 2021 primarily due to the impact of the AAdvantage Financing issued at the end of the first quarter of 2021 and higher interest expense on our variable-rate debt instruments as a result of increased interest rates, offset in part by debt repayments.
In 2022, other nonoperating income, net primarily included $424 million of non-service related pension and other postretirement benefit plan income, offset in part by $74 million of net special charges principally for mark-to-market net unrealized losses associated with certain equity investments.
In 2021, other nonoperating income, net included $337 million of non-service related pension and other postretirement benefit plan income, offset in part by $60 million of net special charges principally for mark-to-market net unrealized losses associated with certain equity investments and non-cash charges associated with debt refinancings and extinguishments.
Income Taxes
In 2022, we recorded an income tax provision of $59 million with an effective rate of approximately 32%, which was substantially non-cash. Substantially all of our income before income taxes is attributable to the United States. At December 31, 2022, we had approximately $16.2 billion of gross federal NOLs and $4.3 billion of other carryforwards available to reduce future federal taxable income, of which $5.9 billion will expire beginning in 2024 if unused and $14.6 billion can be carried forward indefinitely. We also had approximately $6.0 billion of NOL carryforwards to reduce future state taxable income at December 31, 2022, which will expire in taxable years 2022 through 2042 if unused.
In 2021, we recorded an income tax benefit of $555 million at an effective rate of approximately 22%, which was substantially non-cash.
See Note 6 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on income taxes.
American’s Results of Operations
For a comparison of the 2021 to 2020 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “American’s Results of Operations” of American’s 2021 Form 10-K.
Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Passenger	$44,568	$26,063	$18,505	71.0
Cargo	1,233	1,314	(81)	(6.2)
Other	3,164	2,503	661	26.4
Total operating revenues	$48,965	$29,880	$19,085	63.9

Passenger revenue increased $18.5 billion, or 71.0%, in 2022 from 2021 primarily due to an increase in RPMs, driven by the continued strength in demand for air travel domestically and in the Atlantic and Latin America regions, resulting in an increase in passenger load factor in 2022, and an increase in passenger yield.
Cargo revenue decreased $81 million, or 6.2%, in 2022 from 2021 primarily due to a decrease in cargo ton miles driven by the discontinuation of American’s cargo-only flying and lower demand.
Other operating revenue increased $661 million, or 26.4%, in 2022 from 2021 driven primarily by higher revenue associated with American’s loyalty program. During 2022 and 2021, cash payments from co-branded credit card and other partners were $4.5 billion and $3.4 billion, respectively.
Total operating revenues in 2022 increased $19.1 billion, or 63.9%, from 2021 driven principally by the increase in passenger revenue as described above.
Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$13,791	$6,792	$6,999	nm
Salaries, wages and benefits	12,965	11,811	1,154	9.8
Regional expenses	4,345	3,111	1,234	39.7
Maintenance, materials and repairs	2,684	1,979	705	35.6
Other rent and landing fees	2,730	2,619	111	4.2
Aircraft rent	1,395	1,425	(30)	(2.1)
Selling expenses	1,815	1,098	717	65.3
Depreciation and amortization	1,969	2,019	(50)	(2.4)
Mainline operating special items, net	193	(4,006)	4,199	nm
Other	5,425	3,993	1,432	35.8
Total operating expenses	$47,312	$30,841	$16,471	53.4
Total operating expenses increased $16.5 billion, or 53.4%, in 2022 from 2021 driven by higher aircraft fuel and related taxes and other expenses as a result of an increase in the average price per gallon of aircraft fuel and increased capacity. In 2021, total operating expenses also included $4.5 billion of net operating special credits principally related to PSP Financial Assistance. See further discussion of operating special items, net below.
Aircraft fuel and related taxes increased $7.0 billion in 2022 from 2021 primarily driven by a 73.0% increase in the average price per gallon of aircraft fuel including related taxes to $3.54 in 2022 from $2.04 in 2021 and a 17.4% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.2 billion, or 9.8%, in 2022 from 2021 primarily due to an increase in average mainline full-time equivalent employees in 2022 as compared to 2021.
Regional expenses increased $1.2 billion, or 39.7%, in 2022 from 2021 primarily due to contractual rate increases with American's third-party regional carriers. The 2021 period also included the recognition of $539 million of PSP Financial Assistance as a regional operating special credit. See further discussion of operating special items, net below.
Maintenance, materials and repairs increased $705 million, or 35.6%, in 2022 from 2021 primarily due to increased capacity and an increase in the volume of engine overhauls where expense is incurred as maintenance is performed.
Selling expenses increased $717 million, or 65.3%, in 2022 from 2021 primarily due to higher credit card fees and commission expense driven by the overall increase in passenger revenues.
Other operating expenses increased $1.4 billion, or 35.8%, in 2022 from 2021 primarily as a result of increased aircraft food and catering, crew travel, passenger accommodation and ground and cargo handling expenses driven by the increase in flight operations as well as certain general and administrative expenses.

Operating Special Items, Net

	Year Ended December 31,
	2022	2021
	(In millions)
Fleet impairment (1)	$149	$—
Litigation reserve adjustments	37	(19)
PSP Financial Assistance (2)	—	(4,162)
Severance expenses (3)	—	168
Mark-to-market adjustments on bankruptcy obligations, net	—	(3)
Other operating special items, net	7	10
Mainline operating special items, net	193	(4,006)

PSP Financial Assistance (2)	—	(539)
Fleet impairment (1)	—	27
Regional operating special items, net	—	(512)
Operating special items, net	$193	$(4,518)

(1)Fleet impairment for 2022 included a non-cash impairment charge to write down the carrying value of American’s retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Fleet impairment for 2021 included a non-cash impairment charge to write down regional aircraft resulting from the retirement of the remaining Embraer 140 fleet earlier than planned.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the payroll support programs established by the U.S. Government. See Note 1(b) to American’s Consolidated Financial Statements in Part II, Item 8B for further information.
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to American's operation due to the COVID-19 pandemic.
Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
	(In millions, except percentage changes)
Interest income	$349	$34	$315	nm
Interest expense, net	(1,872)	(1,642)	(230)	14.0
Other income, net	324	292	32	11.3
Total nonoperating expense, net	$(1,199)	$(1,316)	$117	(8.9)
Interest income increased in 2022 compared to 2021 primarily as a result of higher returns on American’s short-term investments and related party receivables from AAG. Interest expense, net increased in 2022 compared to 2021 primarily due to the impact of the AAdvantage Financing issued at the end of the first quarter of 2021 and higher interest expense on American’s variable-rate debt instruments as a result of increased interest rates, offset in part by debt repayments.
In 2022, other nonoperating income, net primarily included $423 million of non-service related pension and other postretirement benefit plan income, offset in part by $72 million of net special charges principally for mark-to-market net unrealized losses associated with certain equity investments.
In 2021, other nonoperating income, net included $335 million of non-service related pension and other postretirement benefit plan income, offset in part by $60 million of net special charges principally for mark-to-market net unrealized losses associated with certain equity investments and non-cash charges associated with debt refinancings and extinguishments.

Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In 2022, American recorded an income tax provision of $116 million with an effective rate of approximately 26%, which was substantially non-cash. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2022, American had approximately $16.1 billion of gross federal NOLs and $3.5 billion of other carryforwards available to reduce future federal taxable income, of which $6.2 billion will expire beginning in 2024 if unused and $13.4 billion can be carried forward indefinitely. American also had approximately $5.9 billion of NOL carryforwards to reduce future state taxable income at December 31, 2022, which will expire in taxable years 2022 through 2042 if unused.
In 2021, American recorded an income tax benefit of $500 million at an effective rate of approximately 22%, which was substantially non-cash.
See Note 5 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At December 31, 2022, AAG had $12.0 billion in total available liquidity and $995 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	December 31,		December 31,
	2022	2021	2022	2021
Cash	$440	$273	$429	$265
Short-term investments	8,525	12,158	8,523	12,155
Undrawn facilities	3,033	3,411	3,033	3,411
Total available liquidity	$11,998	$15,842	$11,985	$15,831
In the ordinary course of our business, we or our affiliates may, at any time and from time to time, seek to prepay, retire or repurchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, prepayments, retirements or exchanges, if any, will be conducted on such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, legal and contractual restrictions and other factors. The amounts involved may be material. For further information regarding our debt repurchases for the year ended 2022, see Note 4 to AAG's Condensed Consolidated Financial Statements in Part II, Item 8A.
Certain Covenants
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. Our debt agreements also contain customary change of control provisions, which may require us to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV), collateral coverage or peak debt service coverage ratio covenants and certain agreements require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV, collateral coverage or peak debt service coverage ratio exceeds or falls below a specified threshold, as the case may be, we will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing LTV, collateral coverage and peak debt service coverage tests. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our AAdvantage Financing contains a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing. For further information regarding our debt covenants, see Note 4 to AAG’s

Consolidated Financial Statements in Part II, Item 8A and Note 3 to American’s Consolidated Financial Statements in Part II, Item 8B.
Sources and Uses of Cash
For a comparison of the 2021 and 2020 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Sources and Uses of Cash” of our 2021 Form 10-K.
AAG
Operating Activities
Our net cash provided by operating activities was $2.2 billion and $704 million in 2022 and 2021, respectively, a $1.5 billion year-over-year increase. In 2021, we received cash proceeds of approximately $4.7 billion associated with the PSP Financial Assistance. Excluding the PSP Financial Assistance, our operating cash flows increased $6.2 billion compared to 2021 primarily due to a return to profitability.
Investing Activities
Our net cash provided by investing activities was $636 million in 2022 as compared to net cash used in investing activities of $6.0 billion in 2021.
Our principal investing activities in 2022 included $3.7 billion in net sales of short-term investments. These cash inflows were offset in part by $2.5 billion of capital expenditures, which primarily related to the purchase of 24 Airbus A321neo aircraft and 12 spare engines, and $321 million of equity investments, principally related to GOL. Additionally, we incurred $360 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at JFK and the modernization of Terminals 4 and 5 at LAX.
Our principal investing activities in 2021 included $5.5 billion in net purchases of short-term investments as well as a $401 million increase in restricted short-term investments primarily related to collateral associated with the AAdvantage Financing and collateral held to support workers’ compensation obligations. We had capital expenditures of $208 million, net of aircraft purchase deposit returns of $996 million, which expenditures principally related to the harmonization of interior configurations across the mainline fleet and the purchase of two Airbus A321neo aircraft. Additionally, we incurred $204 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at JFK and the modernization of Terminals 4 and 5 at LAX. These cash outflows were offset in part by $193 million of proceeds from the sale of property and equipment principally related to the disposition of retired aircraft and $181 million of proceeds primarily from aircraft sale-leaseback transactions.
Financing Activities
Our net cash used in financing activities was $2.6 billion in 2022 as compared to net cash provided by financing activities of $5.3 billion in 2021.
Our principal financing activities in 2022 included $3.8 billion in repayments of debt and finance lease obligations, consisting of $2.2 billion of scheduled debt repayments including the repayment of $401 million in connection with the maturity of our 5.000% unsecured notes, the $1.2 billion prepayment of the December 2016 Term Loan Facility and the repurchase of $349 million of unsecured notes in the open market. These cash outflows were offset in part by $1.1 billion of long-term debt proceeds, consisting of $866 million from the issuance of equipment notes related to the 2021-1 Aircraft EETCs and $205 million in connection with the financing of certain aircraft.
Our principal financing activities in 2021 included $12.2 billion in proceeds from the issuance of debt, including approximately $10.0 billion associated with the AAdvantage Financing, $1.0 billion in aggregate principal amount under the PSP2 Promissory Note, $946 million in aggregate principal amount under the PSP3 Promissory Note and the $150 million issuance of special facility revenue bonds related to JFK. We also received $460 million in net proceeds from the issuance of equity pursuant to an at-the-market offering. These cash inflows were offset in part by $7.3 billion in debt repayments, including prepayments totaling $2.8 billion for our revolving credit facilities, $950 million for the April 2016 Spare Parts Term Loan Facility and $550 million of outstanding loans under the Treasury Loan Agreement as well as $2.9 billion in scheduled debt repayments. In addition, we had $209 million of deferred financing cost cash outflows.

American
Operating Activities
American’s net cash provided by operating activities was $1.3 billion and $3.2 billion in 2022 and 2021, respectively, a $1.9 billion year-over-year decrease. American had a $2.9 billion net decrease year-over-year in intercompany cash receipts principally from AAG's financing transactions. Additionally, in 2021, American received cash proceeds of approximately $4.2 billion associated with the PSP Financial Assistance. Excluding the PSP Financial Assistance and the net decrease in AAG's financing transactions, American's operating cash flows increased $5.2 billion compared to 2021 primarily due to a return to profitability.
Investing Activities
American’s net cash provided by investing activities was $693 million in 2022 as compared to net cash used in investing activities of $5.9 billion in 2021.
American’s principal investing activities in 2022 included $3.7 billion in net sales of short-term investments. These cash inflows were offset in part by $2.5 billion of capital expenditures, which primarily related to the purchase of 24 Airbus A321neo aircraft and 12 spare engines, and $321 million of equity investments, principally related to GOL. Additionally, American incurred $360 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at JFK and the modernization of Terminals 4 and 5 at LAX.
American’s principal investing activities in 2021 included $5.5 billion in net purchases of short-term investments as well as a $401 million increase in restricted short-term investments primarily related to collateral associated with the AAdvantage Financing and collateral held to support workers’ compensation obligations. American had capital expenditures of $169 million, net of aircraft purchase deposit returns of $996 million, which expenditures principally related to the harmonization of interior configurations across the mainline fleet and the purchase of two Airbus A321neo aircraft. Additionally, American incurred $204 million related to airport construction projects, net of reimbursements, principally in connection with the renovation and expansion of Terminal 8 at JFK and the modernization of Terminals 4 and 5 at LAX. These cash outflows were offset in part by $192 million of proceeds from the sale of property and equipment principally related to American's disposition of retired aircraft and $181 million of proceeds primarily from aircraft sale-leaseback transactions.
Financing Activities
American’s net cash used in financing activities was $1.8 billion in 2022 as compared to net cash provided by financing activities of $2.8 billion in 2021.
American’s principal financing activities in 2022 included $3.0 billion in repayments of debt and finance lease obligations, consisting of $1.8 billion of scheduled debt repayments and the $1.2 billion prepayment of the December 2016 Term Loan Facility. These cash outflows were offset in part by $1.1 billion of long-term debt proceeds, consisting of $866 million from the issuance of equipment notes related to the 2021-1 Aircraft EETCs and $205 million in connection with the financing of certain aircraft.
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

	AAG	American
Debt	Note 4	Note 3
Leases	Note 5	Note 4
Employee Benefit Plans	Note 9	Note 8
Commitments, Contingencies and Guarantees	Note 11	Note 10
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
Pass-Through Trusts
American currently has 352 owned aircraft and 60 owned spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of the spare engine EETCs, the trusts allow American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines. The equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2022, $9.2 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
Letters of Credit and Other
We provide financial assurance, such as letters of credit and surety bonds, primarily to support airport commitments. As of December 31, 2022, we had $218 million of letters of credit and surety bonds securing various obligations, of which $100 million is collateralized with our restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2026.

Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of December 31, 2022 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	2023	2024	2025	2026	2027	2028 and Thereafter	Total
American (a)
Long-term debt:
Principal amount (b), (d) (See Note 3)	$3,059	$3,535	$7,817	$4,480	$4,515	$6,637	$30,043
Interest obligations (c), (d)	1,900	1,649	1,317	710	427	524	6,527
Finance lease obligations (See Note 4)	257	204	141	115	69	87	873
Aircraft and engine purchase commitments (e) (See Note 10(a))	1,485	2,678	3,896	3,214	988	65	12,326
Operating lease commitments (See Note 4)	1,964	1,718	1,418	1,151	964	4,529	11,744
Regional capacity purchase agreements (f) (See Note 10(b))	1,791	1,950	1,866	1,298	944	1,399	9,248
Minimum pension obligations (g) (See Note 8)	67	301	328	385	305	603	1,989
Retiree medical and other postretirement benefits (See Note 8)	87	85	81	82	81	350	766
Other purchase obligations (h) (See Note 10(a))	5,678	3,041	1,668	231	126	941	11,685
Total American Contractual Obligations	$16,288	$15,161	$18,532	$11,666	$8,419	$15,135	$85,201

AAG Parent and Other AAG Subsidiaries (a)
Long-term debt:
Principal amount (b) (See Note 4)	$—	$—	$1,500	$—	$—	$3,746	$5,246
Interest obligations (c)	121	121	144	155	189	575	1,305
Finance lease obligations (See Note 5)	8	10	—	—	—	—	18
Operating lease commitments (See Note 5)	22	14	11	9	4	29	89
Minimum pension obligations (g) (See Note 9)	2	2	2	2	2	8	18
Total AAG Contractual Obligations	$16,441	$15,308	$20,189	$11,832	$8,614	$19,493	$91,877

(a)For additional information, see the Notes to AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, referenced in the table above.
(b)Amounts represent contractual amounts due. Excludes $364 million and $22 million of unamortized debt discount, premium and issuance costs as of December 31, 2022 for American and AAG Parent, respectively.
(c)For variable-rate debt, future interest obligations are estimated using the current forward rates at December 31, 2022.
(d)Includes $9.2 billion of future principal payments and $1.4 billion of future interest payments as of December 31, 2022, related to EETCs associated with mortgage financings of certain aircraft and spare engines.

(e)See Part I, Item 2. Properties – “Aircraft and Engine Purchase Commitments” for additional information about the firm commitment aircraft delivery schedule, in particular the footnote to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the manufacturer and regulatory concerns. Additionally, the amounts in the table exclude four Boeing 787-8 aircraft scheduled to be delivered in 2023 and five Boeing 787-9 aircraft scheduled to be delivered in 2024, for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.
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
(g)Represents minimum pension contributions based on actuarially determined estimates as of December 31, 2022 and is based on estimated payments through 2032. In January 2023, we made $67 million of required pension contributions.
(h)Includes purchase commitments for aircraft fuel, flight equipment maintenance, information technology support and construction projects and excludes obligations under certain fuel offtake agreements or other agreements for which the timing of the related expenditure is uncertain, or which are subject to material contingencies, such as the construction of a production facility.
Capital Raising Activity and Other Possible Actions
In light of our significant financial commitments related to, among other things, the servicing and amortization of existing debt and equipment leasing arrangements and new flight equipment, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising and liability management activity, which may include the entry into leasing transactions and future issuances of, and transactions designed to manage the timing and amount of, secured or unsecured debt obligations or additional equity or equity-linked securities in public or private offerings or otherwise. The cash available from operations (if any) and these sources, however, may not be sufficient to cover our cash obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks (such as occurred during the COVID-19 pandemic), natural disasters or other causes could reduce the demand for air travel, which would reduce the amount of cash generated by operations. See Part I, Item 1A. Risk Factors – “Downturns in economic conditions could adversely affect our business.” for additional discussion. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance or similar liquidity requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements. See Note 4 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 3 to American’s Consolidated Financial Statements in Part II, Item 8B for information regarding our financing arrangements.
In the past, we have from time to time refinanced, redeemed or repurchased our debt and taken other steps to reduce or otherwise manage the aggregate amount and cost of our debt, lease and other obligations or otherwise improve our balance sheet. Going forward, depending on market conditions, our cash position and other considerations, we may continue to take such actions.

OTHER INFORMATION
Basis of Presentation
See Note 1 to each of AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, for information regarding the basis of presentation.
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
Passenger Revenue
We recognize all revenues generated from transportation on American and our regional flights operated under the brand name American Eagle, including associated baggage fees and other inflight services, as passenger revenue when transportation is provided. Ticket and other related sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on our consolidated balance sheets. The air traffic liability principally represents tickets sold for future travel on American and partner airlines.
The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. The estimate for tickets expected to expire unused is generally based on an analysis of our historical data. We have consistently applied this accounting method to estimate and recognize revenue from unused tickets at the date of travel. This estimate is periodically evaluated based on subsequent activity to validate its accuracy. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in passenger revenue during the period in which the evaluations are completed. While the contract duration of passenger tickets is generally one year, in response to the COVID-19 pandemic, we extended the contract duration for certain tickets to September 30, 2022, principally those tickets which were issued in 2020 and 2021. Additionally, we extended the contract duration to December 31, 2022 for tickets to certain international destinations. Tickets issued in 2022 and thereafter are no longer subject to change fees which provides more flexibility for customers to change travel plans. Given this new flexibility offered to our customers, our estimate of revenue that will be recognized from the air traffic liability for future flown or unused tickets may be subject to variability and differ from historical experience.
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
Mileage credits earned through travel
For mileage credits earned through travel, we apply a relative selling price approach whereby the total amount collected from each passenger ticket sale is allocated between the air transportation and the mileage credits earned. The portion of each passenger ticket sale attributable to mileage credits earned is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided. The estimated selling price of mileage credits is determined using an equivalent ticket value approach, which uses historical data, including award redemption patterns by geographic region and class of service, as well as similar fares as those used to settle award redemptions. The estimated selling price of mileage credits is adjusted for an estimate of mileage credits that will not be redeemed using a statistical model based on historical redemption patterns to develop an estimate of the likelihood of future redemption. For the year ended December 31, 2022, a hypothetical 10% increase in the estimated selling price of mileage credits would have decreased revenues by approximately $105 million as a result of additional amounts deferred from passenger ticket sales to be recognized in future periods.

Mileage credits sold to co-branded credit cards and other partners
We sell mileage credits to participating airline partners and non-airline business partners, including our co-branded credit card partners, under contracts with remaining terms generally from one to seven years as of December 31, 2022. Consideration received from the sale of mileage credits is variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. We allocate the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
Our most significant mileage credit partner agreements are our co-branded credit card agreements with Citi and Barclaycard US. We identified two revenue elements in these co-branded credit card agreements: the transportation component and the marketing component.
The transportation component represents the estimated selling price of future travel awards and is determined using the same equivalent ticket value approach described above. The portion of each mileage credit sold attributable to transportation is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided.
The marketing component includes the use of intellectual property, including the American brand and access to loyalty program member lists, which is the predominant element in these agreements, as well as advertising. We recognize the marketing component in other revenue in the period of the mileage credit sale following the sales-based royalty method.
For the portion of our outstanding mileage credits that we estimate will not be redeemed, we recognize the associated value proportionally as the remaining mileage credits are redeemed. Our estimates use a statistical model based on historical redemption patterns to develop an estimate of the likelihood of future redemption. For the year ended December 31, 2022, a hypothetical 10% increase in our estimate of mileage credits not expected to be redeemed would have increased revenues by approximately $100 million.
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
Our pension and retiree medical and other postretirement benefits costs and liabilities are calculated using various actuarial assumptions and methodologies. We use certain assumptions including, but not limited to, the selection of the: (1) discount rate and (2) expected return on plan assets (as discussed below). These assumptions as of December 31 were:

	2022	2021
Pension weighted average discount rate (1)	5.6%	3.0%
Retiree medical and other postretirement benefits weighted average discount rate (1)	5.7%	2.8%
Expected rate of return on plan assets (2)	8.0%	8.0%

(1)When establishing our discount rate to measure our obligations, we match high quality corporate bonds available in the marketplace whose cash flows approximate our projected benefit disbursements. Lowering the discount rate by 50 basis points as of December 31, 2022 would increase our pension and retiree medical and other postretirement benefits obligations by approximately $725 million and $30 million, respectively, and decrease estimated 2023 pension and retiree medical and other postretirement benefits expense by approximately $5 million and $1 million, respectively.
(2)The expected rate of return on plan assets is based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions and our target asset allocation of 30% fixed income securities, 24% U.S. stocks, 22% private investments, 16% developed international stocks and 8% emerging market stocks. The expected rate of return on plan assets component of our net periodic benefit cost is calculated based on the fair value of plan assets and our target asset allocation. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2022 would increase estimated 2023 pension expense and retiree medical and other postretirement benefits expense by approximately $60 million and $1 million, respectively.

Annually, we review and revise certain economic and demographic assumptions including the pension and retiree medical and other postretirement benefits discount rates. The net effect of changing this assumption for the pension plans resulted in a decrease of $4.6 billion in the projected benefit obligation at December 31, 2022. The net effect of changing this assumption for retiree medical and other postretirement benefits plans resulted in a decrease of $183 million in the accumulated postretirement benefit obligation at December 31, 2022.
See Note 9 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 8 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information regarding our employee benefit plans.
Income Taxes
Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods. We provide a valuation allowance for our deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. We have determined that positive factors outweigh negative factors in the determination of the realizability of our deferred tax assets. There can be no assurance that an additional valuation allowance on our net deferred tax assets will not be required. Such valuation allowance could be material.
Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2022-06: Deferral of the Sunset Date of Topic 848
ASU 2020-04 provides optional temporary guidance for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Topic 848 is effective as of March 12, 2020 through December 31, 2022; however, because the intended cessation date of LIBOR was deferred to June 30, 2023, ASU 2022-06 was issued in December 2022 to extend the current relief in Topic 848 through December 31, 2024. We will adopt Topic 848 when our relevant contracts are modified upon transition to alternative reference rates and we do not expect the application of Topic 848 to have a material impact on our consolidated financial statements.
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
Aircraft Fuel
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of aircraft fuel can have a material effect on our operating results and liquidity. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $0.37 per gallon to a high of approximately $4.40 per gallon during the period from January 1, 2020 to December 31, 2022.
As of December 31, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2023 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2023 annual fuel expense by approximately $40 million.

Foreign Currency
We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated transactions. Our largest exposure comes from the Euro, British pound sterling, Canadian dollar and various Latin American currencies (primarily the Brazilian real). We do not currently have a foreign currency hedge program. We estimate a uniform 10% strengthening in the value of the U.S. dollar from 2022 levels relative to each of the currencies in which we have foreign currency exposure would have resulted in a decrease in pre-tax income of approximately $175 million for the year ended December 31, 2022.
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
Our largest exposure with respect to variable-rate debt comes from changes in the relevant benchmark rate underlying such debt financings, principally LIBOR and SOFR. We had variable-rate debt instruments representing 27% of our total long-term debt at December 31, 2022. We currently do not have an interest rate hedge program to hedge our exposure to floating interest rates on our variable-rate debt obligations. If annual interest rates increase 100 basis points, based on our December 31, 2022 variable-rate debt and short-term investments balances, annual interest expense on variable-rate debt would increase by approximately $95 million and annual interest income on short-term investments would increase by approximately $90 million. Additionally, the fair value of fixed-rate debt would have decreased by approximately $670 million for AAG and $480 million for American.
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month, and 12-month) was subsequently extended by the ICE Benchmark Administration (the administrator of LIBOR) until June 30, 2023. It is not possible to predict what rate or rates may become the predominant alternative to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen SOFR, and specifically Term SOFR, as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.
As of December 31, 2022, we had $9.2 billion of borrowings with interest rates linked to LIBOR. We have commenced the process of amending our LIBOR-based financing agreements to transition them to successor reference rates in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreements with all affected lenders, or to do so on favorable terms. Additionally, the replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES GROUP INC.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Airlines Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Airlines Group Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity (deficit), for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over realizability of tax operating loss and other carryforwards
As discussed in Notes 1(j) and 6 to the consolidated financial statements, the Company had $4.7 billion of tax operating loss and other carryforwards, which are recorded as deferred tax assets at December 31, 2022. Deferred tax assets are recognized related to tax operating loss and other carryforwards that will reduce future taxable income. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. In evaluating the need for a valuation allowance, management considers all available positive and negative evidence.
We identified the evaluation of the sufficiency of audit evidence over the realizability of tax operating loss and other carryforwards as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment in order to assess the extent of procedures performed in assessing the realizability of the tax operating loss and other carryforwards.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s deferred tax asset valuation allowance process, including controls related to the realizability of tax operating loss and other carryforwards. We evaluated positive and negative evidence used in assessing whether the tax operating loss and other carryforwards were more likely than not to be realized in the future. We evaluated the reasonableness of management’s projections of future profitability considering historical profitability of the Company, and consistency with industry data. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the application of tax law. We assessed the sufficiency of audit evidence obtained over the realizability of the tax operating loss and other carryforwards by evaluating the cumulative results of the audit procedures.
/s/    KPMG LLP

We have served as the Company’s auditor since 2014.
Dallas, Texas
February 22, 2023

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Operating revenues:
Passenger	$44,568	$26,063	$14,518
Cargo	1,233	1,314	769
Other	3,170	2,505	2,050
Total operating revenues	48,971	29,882	17,337
Operating expenses:
Aircraft fuel and related taxes	13,791	6,792	3,402
Salaries, wages and benefits	12,972	11,817	11,229
Regional expenses	4,385	3,204	2,962
Maintenance, materials and repairs	2,684	1,979	1,585
Other rent and landing fees	2,730	2,619	2,004
Aircraft rent	1,395	1,425	1,341
Selling expenses	1,815	1,098	666
Depreciation and amortization	1,977	2,019	2,040
Special items, net	193	(4,006)	(657)
Other	5,422	3,994	3,186
Total operating expenses	47,364	30,941	27,758
Operating income (loss)	1,607	(1,059)	(10,421)
Nonoperating income (expense):
Interest income	216	18	41
Interest expense, net	(1,962)	(1,800)	(1,227)
Other income, net	325	293	154
Total nonoperating expense, net	(1,421)	(1,489)	(1,032)
Income (loss) before income taxes	186	(2,548)	(11,453)
Income tax provision (benefit)	59	(555)	(2,568)
Net income (loss)	$127	$(1,993)	$(8,885)

Earnings (loss) per common share:
Basic	$0.20	$(3.09)	$(18.36)
Diluted	$0.19	$(3.09)	$(18.36)
Weighted average shares outstanding (in thousands):
Basic	650,345	644,015	483,888
Diluted	655,122	644,015	483,888
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$127	$(1,993)	$(8,885)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	1,360	1,161	(772)
Investments	(3)	—	—
Total other comprehensive income (loss), net of tax	1,357	1,161	(772)
Total comprehensive income (loss)	$1,484	$(832)	$(9,657)
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$440	$273
Short-term investments	8,525	12,158
Restricted cash and short-term investments	995	990
Accounts receivable, net	2,138	1,505
Aircraft fuel, spare parts and supplies, net	2,279	1,795
Prepaid expenses and other	892	615
Total current assets	15,269	17,336
Operating property and equipment
Flight equipment	39,703	37,856
Ground property and equipment	9,913	9,335
Equipment purchase deposits	613	517
Total property and equipment, at cost	50,229	47,708
Less accumulated depreciation and amortization	(20,029)	(18,171)
Total property and equipment, net	30,200	29,537
Operating lease right-of-use assets	8,094	7,850
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $827 and $786, respectively	2,059	1,988
Deferred tax asset	3,099	3,556
Other assets	1,904	2,109
Total other assets	11,153	11,744
Total assets	$64,716	$66,467
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$3,274	$2,489
Accounts payable	2,149	1,772
Accrued salaries and wages	1,713	1,489
Air traffic liability	6,745	6,087
Loyalty program liability	3,169	2,896
Operating lease liabilities	1,465	1,507
Other accrued liabilities	2,981	2,766
Total current liabilities	21,496	19,006
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	32,389	35,571
Pension and postretirement benefits	2,837	5,053
Loyalty program liability	5,976	6,239
Operating lease liabilities	6,559	6,610
Other liabilities	1,258	1,328
Total noncurrent liabilities	49,019	54,801
Commitments and contingencies (Note 11)
Stockholders' equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 650,642,461 shares issued and outstanding at December 31, 2022; 647,727,595 shares issued and outstanding at December 31, 2021	6	6
Additional paid-in capital	7,291	7,234
Accumulated other comprehensive loss	(4,585)	(5,942)
Retained deficit	(8,511)	(8,638)
Total stockholders' deficit	(5,799)	(7,340)
Total liabilities and stockholders’ equity (deficit)	$64,716	$66,467
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$127	$(1,993)	$(8,885)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,298	2,335	2,370
Special items, net non-cash	229	83	1,599
Pension and postretirement	(405)	(321)	(319)
Deferred income tax provision (benefit)	65	(555)	(2,568)
Share-based compensation	78	98	91
Net gains from sale of property and equipment and sale-leaseback transactions	—	(22)	(95)
Other, net	(37)	38	47
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(637)	(304)	538
Increase in other assets	(775)	(402)	(38)
Increase (decrease) in accounts payable and accrued liabilities	585	461	(626)
Increase (decrease) in air traffic liability	658	1,454	(51)
Increase (decrease) in loyalty program liability	10	(60)	580
Contributions to pension plans	(5)	(247)	(9)
Increase (decrease) in other liabilities	(18)	139	823
Net cash provided by (used in) operating activities	2,173	704	(6,543)
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(2,546)	(208)	(1,958)
Airport construction projects, net of reimbursements	(360)	(204)	(173)
Proceeds from sale-leaseback transactions	86	181	665
Proceeds from sale of property and equipment	61	193	351
Sales of short-term investments	14,972	13,923	2,803
Purchases of short-term investments	(11,257)	(19,454)	(5,873)
Decrease (increase) in restricted short-term investments	1	(401)	(308)
Purchase of equity investments	(321)	(28)	—
Other investing activities	—	15	151
Net cash provided by (used in) investing activities	636	(5,983)	(4,342)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(3,752)	(7,343)	(3,535)
Proceeds from issuance of long-term debt	1,069	12,190	11,780
Deferred financing costs	(4)	(209)	(93)
Shares withheld for taxes pursuant to employee stock plans and treasury stock repurchases	(21)	(18)	(173)
Proceeds from issuance of equity	—	460	2,970
Dividend payments	—	—	(43)
Other financing activities	77	208	88
Net cash provided by (used in) financing activities	(2,631)	5,288	10,994
Net increase in cash and restricted cash	178	9	109
Cash and restricted cash at beginning of year	408	399	290
Cash and restricted cash at end of year (a)	$586	$408	$399

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:

Cash	$440	$273	$245
Restricted cash included in restricted cash and short-term investments	146	135	154
Total cash and restricted cash	$586	$408	$399
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2019	$4	$3,945	$(6,331)	$2,264	$(118)
Net loss	—	—	—	(8,885)	(8,885)
Other comprehensive loss, net	—	—	(772)	—	(772)
Issuance of PSP1 Warrants (see Note 1(b))	—	63	—	—	63
Issuance of Treasury Loan Warrants (see Note 1(b))	—	25	—	—	25
Issuance of 1,603,554 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(15)	—	—	(15)
Issuance of 129,490,000 shares of AAG common stock pursuant to public stock offerings, net of offering costs	1	1,686	—	—	1,687
Issuance of 68,561,487 shares of AAG common stock pursuant to an at-the-market offering, net of offering costs	1	868	—	—	869
Equity component of convertible debt issued, net of tax and offering costs	—	320	—	—	320
Purchase and retirement of 6,378,025 shares of AAG common stock	—	(145)	—	—	(145)
Dividends declared on AAG common stock ($0.10 per share)	—	—	—	(43)	(43)
Settlement of single-dip unsecured claims held in Disputed Claims Reserve (DCR)	—	56	—	—	56
Share-based compensation expense	—	91	—	—	91
Balance at December 31, 2020	6	6,894	(7,103)	(6,664)	(6,867)
Net loss	—	—	—	(1,993)	(1,993)
Other comprehensive income, net	—	—	1,161	—	1,161
Issuance of 24,150,764 shares of AAG common stock pursuant to an at-the-market offering, net of offering costs	—	460	—	—	460
Impact of adoption of Accounting Standards Update (ASU) 2020-06 related to convertible instruments	—	(320)	—	19	(301)
Issuance of PSP2 and PSP3 Warrants (see Note 1(b))	—	121	—	—	121
Issuance of 2,357,187 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(18)	—	—	(18)
Settlement of single-dip unsecured claims held in DCR and retirement of 259,878 shares of AAG common stock	—	(1)	—	—	(1)
Share-based compensation expense	—	98	—	—	98
Balance at December 31, 2021	6	7,234	(5,942)	(8,638)	(7,340)
Net income	—	—	—	127	127
Other comprehensive income, net	—	—	1,357	—	1,357
Issuance of 2,914,866 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(21)	—	—	(21)
Share-based compensation expense	—	78	—	—	78
Balance at December 31, 2022	$6	$7,291	$(4,585)	$(8,511)	$(5,799)
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
1. Basis of Presentation and Summary of Significant Accounting Policies
(a) Basis of Presentation
American Airlines Group Inc. (we, us, our and similar terms, or AAG), a Delaware corporation, is a holding company whose primary business activity is the operation of a major network air carrier, providing scheduled air transportation for passengers and cargo through its mainline operating subsidiary, American Airlines, Inc. (American) and its wholly-owned regional airline subsidiaries, Envoy Aviation Group Inc., PSA Airlines, Inc. (PSA) and Piedmont Airlines, Inc. (Piedmont), that operate under the brand American Eagle. All significant intercompany transactions have been eliminated.
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
(b) Government Assistance
Payroll Support Programs
During 2020 and 2021, American, Envoy Air Inc. (Envoy), Piedmont and PSA (together with American, Envoy and Piedmont, the Subsidiaries) entered into payroll support program agreements (PSP Agreements) with the U.S. Department of Treasury (Treasury) pursuant to the payroll support program established under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) (PSP1), the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law) (PSP2) and the payroll support program established under the American Rescue Plan Act of 2021 (ARP) (PSP3). The aggregate amount of financial assistance received was approximately $12.8 billion, and as partial compensation to the U.S. Government for the provision of financial assistance provided under each of these programs, AAG issued promissory notes and warrants to Treasury.
The table below provides a summary of the financial assistance received and the promissory notes and the warrants issued under each program (in millions, except exercise price amounts):

Program	Closing Date	PSP Financial Assistance	Promissory Notes (1)	PSP Warrants	Total	Warrants Issued (Shares) (2)	Exercise Price of Warrants
PSP1	April 20, 2020	$4,138	$1,757	$63	$5,958	14.0	$12.51
PSP2	January 15, 2021	2,427	1,030	76	3,533	6.6	15.66
PSP3	April 23, 2021	2,290	959	46	3,295	4.4	21.75
Total		$8,855	$3,746	$185	$12,786	25.0

(1)See Note 4 for further information on the promissory notes issued.
(2)The payroll support program warrants (PSP Warrants) are subject to certain anti-dilution provisions, do not have any voting rights and are freely transferable, with registration rights. Each warrant expires on the fifth anniversary of the date of issuance, with expiration dates ranging from April 2025 to June 2026, and will be exercisable either through net share settlement or cash, at our option. The warrants were issued solely as compensation to the U.S. Government related to entry into the PSP Agreements. No separate proceeds (apart from the financial assistance described below) were received upon issuance of the warrants or will be received upon exercise thereof.
In connection with the PSP Agreements entered into with Treasury, we were required to comply with the relevant provisions of the CARES Act, the PSP Extension Law, and the ARP, which included the requirement that funds provided pursuant to these programs be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the prohibition against involuntary furloughs and reductions in employee pay rates and benefits, the requirement that certain levels of commercial air service be maintained, provisions that prohibited the repurchase of AAG common stock and the payment of common stock dividends as well as provisions that restrict the payment of certain executive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
compensation. As of December 31, 2022, all of these provisions have expired except for those related to the payment of certain executive compensation, which expire on April 1, 2023.
For accounting purposes, the $12.8 billion of aggregate financial assistance received pursuant to the PSP Agreements was allocated to the promissory notes, warrants and other financial assistance (PSP Financial Assistance). The aggregate principal amount of the promissory notes was recorded as unsecured long-term debt and the total fair value of the warrants, estimated using a Black-Scholes option pricing model, was recorded in stockholders’ deficit in the consolidated balance sheets. The remaining amounts were recognized in 2020 and 2021 as a credit to special items, net in the consolidated statements of operations over the period which the continuation of payment of eligible employee wages, salaries and benefits was required.
Treasury Loan Agreement
On September 25, 2020 (the Treasury Loan Closing Date), AAG and American entered into a Loan and Guarantee Agreement (the Treasury Loan Agreement) with Treasury, which provided for a secured term loan facility (the Treasury Term Loan Facility) that permitted American to borrow up to $5.5 billion. Subsequently, on October 21, 2020, AAG and American entered into an amendment to the Treasury Loan Agreement which increased the borrowing amount to up to $7.5 billion. In connection with entry into the Treasury Loan Agreement, on the Treasury Loan Closing Date, AAG also entered into a warrant agreement (the Treasury Loan Warrant Agreement) with Treasury.
In September 2020, American borrowed $550 million under the Treasury Term Loan Facility and on March 24, 2021, used a portion of the proceeds from the AAdvantage Financing to prepay in full the $550 million of outstanding loans under the Treasury Term Loan Facility and terminated the Treasury Loan Agreement. Pursuant to the Treasury Loan Agreement, AAG issued to Treasury warrants (Treasury Loan Warrants) to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock (the Treasury Loan Warrant Shares), which expire in September 2025. The exercise price of the Treasury Loan Warrant Shares is $12.51 per share, subject to certain anti-dilution provisions provided for in the Treasury Loan Warrant Agreement. For accounting purposes, the fair value for the Treasury Loan Warrant Shares, estimated using a Black-Scholes option pricing model, was recorded in stockholders' deficit with an offsetting debt discount to the Treasury Term Loan Facility in the consolidated balance sheet. The provisions of the Treasury Loan Warrants are substantially similar to the PSP Warrants.
(c) Recent Accounting Pronouncements
ASU 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2022-06: Deferral of the Sunset Date of Topic 848
ASU 2020-04 provides optional temporary guidance for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Topic 848 is effective as of March 12, 2020 through December 31, 2022; however, because the intended cessation date of LIBOR was deferred to June 30, 2023, ASU 2022-06 was issued in December 2022 to extend the current relief in Topic 848 through December 31, 2024. We will adopt Topic 848 when our relevant contracts are modified upon transition to alternative reference rates and we do not expect the application of Topic 848 to have a material impact on our consolidated financial statements.
(d) Investments
Short-term investments primarily include debt securities and are classified as available-for-sale and stated at fair value. Realized gains and losses are recorded in nonoperating other income, net on our consolidated statements of operations. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on our consolidated balance sheets. For investments in an unrealized loss position, we determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. There have been no credit losses.
Equity investments are accounted for under the equity method if we are able to exercise significant influence over an investee. Equity investments for which we do not have significant influence are recorded at fair value or at cost, if fair value is not readily determinable, with adjustments for observable changes in price or impairments (referred to as the measurement alternative). Our share of equity method investees’ financial results and changes in fair value are recorded in nonoperating other income, net on the consolidated statements of operations. See Note 8 for additional information related to our equity investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(e) Restricted Cash and Short-term Investments
We have restricted cash and short-term investments related primarily to collateral held to support workers’ compensation obligations, collateral associated with the AAdvantage Financing and money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at John F. Kennedy International Airport (JFK).
(f) Accounts Receivable, Net
Accounts receivable primarily consist of amounts due from credit card processing companies for tickets sold to individual passengers, amounts due from airline and non-airline business partners, including our co-branded credit card partners and cargo customers. Receivables from ticket sales are short-term, mostly settled within seven days after sale. Receivables from our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of December 31, 2022 and 2021. We consider past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.
(g) Aircraft Fuel, Spare Parts and Supplies, Net
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
(h) Operating Property and Equipment
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
Total depreciation and amortization expense was $2.3 billion for each of the years ended December 31, 2022 and 2021 and $2.4 billion for the year ended December 31, 2020.
We assess impairment of operating property and equipment when events and circumstances indicate that the assets may be impaired. An impairment of an asset or group of assets exists only when the sum of the estimated undiscounted cash flows expected to be generated directly by the assets are less than the carrying value of the assets. We group assets principally by fleet-type when estimating future cash flows, which is generally the lowest level for which identifiable cash flows exist. Estimates of future cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, including our current fleet plan. If such assets are impaired, the impairment charge recognized is the amount by which the carrying value of the assets exceed their fair value. Fair value reflects management’s best estimate including inputs from published pricing guides and bids from third parties as well as contracted sales agreements when applicable. In 2022, we recorded $149 million in non-cash special impairment charges to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft.
(i) Leases
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
(j) Income Taxes
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
We provide a valuation allowance for our deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. We have determined that positive factors outweigh negative factors in the determination of the realizability of our deferred tax assets.
(k) Goodwill
Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the 2013 merger with US Airways Group, Inc. (US Airways Group). We have one reporting unit. We assess goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of goodwill may be lower than the carrying value. Our annual assessment date is October 1.
Goodwill is assessed for impairment by initially performing a qualitative assessment. If we determine that it is more likely than not that our goodwill may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. Based upon our annual assessment, there was no goodwill impairment in 2022. The carrying value of our goodwill on our consolidated balance sheets was $4.1 billion as of December 31, 2022 and 2021.
(l) Other Intangibles, Net
Intangible assets consist primarily of certain domestic airport slots and gate leasehold rights, customer relationships, marketing agreements, commercial agreements, international slots and route authorities and tradenames.
Definite-Lived Intangible Assets
Definite-lived intangible assets are originally recorded at their acquired fair values, subsequently amortized over their respective estimated useful lives and are assessed for impairment whenever events and circumstances indicate that the assets may be impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The following table provides information relating to our amortizable intangible assets as of December 31, 2022 and 2021 (in millions):

	December 31,
	2022	2021
Domestic airport slots	$365	$365
Customer relationships	300	300
Marketing agreements	105	105
Tradenames	35	35
Airport gate leasehold rights	137	137
Accumulated amortization	(827)	(786)
Total	$115	$156
Certain domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. Certain marketing agreements were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately 30 years. Customer relationships and tradenames are fully amortized.
We recorded amortization expense related to these intangible assets of $41 million for each of the years ended December 31, 2022, 2021 and 2020. We expect to record annual amortization expense for these intangible assets as follows (in millions):

2023	$7
2024	7
2025	7
2026	6
2027	6
2028 and thereafter	82
Total	$115
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets include certain domestic airport slots, international slots and route authorities and in 2022, our commercial agreement with GOL Linhas Aéreas Inteligentes S.A. (GOL). We assess indefinite-lived intangible assets for impairment annually or more frequently if events or circumstances indicate that the fair values of indefinite-lived intangible assets may be lower than their carrying values. Our annual assessment date is October 1.
Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. If we determine that it is more likely than not that our indefinite-lived intangible assets may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. Based upon our annual assessment, there were no material indefinite-lived intangible asset impairments in 2022. We had $1.9 billion and $1.8 billion of indefinite-lived intangible assets on our consolidated balance sheets as of December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(m) Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Year Ended December 31,
	2022	2021	2020
Passenger revenue:
Passenger travel	$41,425	$23,896	$13,456
Loyalty revenue - travel (1)	3,143	2,167	1,062
Total passenger revenue	44,568	26,063	14,518
Cargo	1,233	1,314	769
Other:
Loyalty revenue - marketing services	2,657	2,166	1,825
Other revenue	513	339	225
Total other revenue	3,170	2,505	2,050
Total operating revenues	$48,971	$29,882	$17,337

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners. See “Loyalty Revenue” below for further discussion on these mileage credits.
The following is our total passenger revenue by geographic region (in millions):

	Year Ended December 31,
	2022	2021	2020
Domestic	$32,911	$21,453	$11,765
Latin America	6,150	3,506	1,852
Atlantic	5,070	965	654
Pacific	437	139	247
Total passenger revenue	$44,568	$26,063	$14,518
We attribute passenger revenue by geographic region based upon the origin and destination of each flight segment.
Passenger Revenue
We recognize all revenues generated from transportation on American and our regional flights operated under the brand name American Eagle, including associated baggage fees and other inflight services, as passenger revenue when transportation is provided. Ticket and other related sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on our consolidated balance sheets. The air traffic liability principally represents tickets sold for future travel on American and partner airlines.
The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. The estimate for tickets expected to expire unused is generally based on an analysis of our historical data. We have consistently applied this accounting method to estimate and recognize revenue from unused tickets at the date of travel. This estimate is periodically evaluated based on subsequent activity to validate its accuracy. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in passenger revenue during the period in which the evaluations are completed.
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
Mileage credits earned through travel
For mileage credits earned through travel, we apply a relative selling price approach whereby the total amount collected from each passenger ticket sale is allocated between the air transportation and the mileage credits earned. The portion of each passenger ticket sale attributable to mileage credits earned is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided. The estimated selling price of mileage credits is determined using an equivalent ticket value approach, which uses historical data, including award redemption patterns by geographic region and class of service, as well as similar fares as those used to settle award redemptions. The estimated selling price of mileage credits is adjusted for an estimate of mileage credits that will not be redeemed using a statistical model based on historical redemption patterns to develop an estimate of the likelihood of future redemption.
Mileage credits sold to co-branded credit cards and other partners
We sell mileage credits to participating airline partners and non-airline business partners, including our co-branded credit card partners, under contracts with remaining terms generally from one to seven years as of December 31, 2022. Consideration received from the sale of mileage credits is variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. We allocate the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
Our most significant mileage credit partner agreements are our co-branded credit card agreements with Citi and Barclaycard US. We identified two revenue elements in these co-branded credit card agreements: the transportation component and the marketing component.
The transportation component represents the estimated selling price of future travel awards and is determined using the same equivalent ticket value approach described above. The portion of each mileage credit sold attributable to transportation is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided.
The marketing component includes the use of intellectual property, including the American brand and access to loyalty program member lists, which is the predominant element in these agreements, as well as advertising. We recognize the marketing component in other revenue in the period of the mileage credit sale following the sales-based royalty method.
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
Other Revenue
Other revenue includes revenue associated with our loyalty program, which is comprised principally of the marketing component of mileage credit sales to co-branded credit card and other partners and other marketing related payments. The accounting and recognition for the loyalty program marketing services are discussed above in “Loyalty Revenue.” The remaining amounts included within other revenue relate to airport clubs, other commission revenue, advertising and vacation-related services.

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

	December 31,
	2022	2021
	(in millions)
Loyalty program liability	$9,145	$9,135
Air traffic liability	6,745	6,087
Total	$15,890	$15,222
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2021	$9,135
Deferral of revenue	3,221
Recognition of revenue (1)	(3,211)
Balance at December 31, 2022 (2)	$9,145

(1)Principally relates to revenue recognized from the redemption of mileage credits for both air and non-air travel awards. Mileage credits are combined in one homogenous pool and are not separately identifiable. As such, the revenue is comprised of mileage credits that were part of the loyalty program deferred revenue balance at the beginning of the period, as well as mileage credits that were issued during the period.
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of December 31, 2022, our current loyalty program liability was $3.2 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. In response to the COVID-19 pandemic, we extended the contract duration for certain tickets to September 30, 2022, principally those tickets which were issued in 2020 and 2021. Additionally, we extended the contract duration to December 31, 2022 for tickets to certain international destinations. For 2022, $4.8 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2021. Tickets issued in 2022 and thereafter are no longer subject to change fees which provides more flexibility for customers to change travel plans. Given this new flexibility offered to our customers, our estimate of revenue that will be recognized from the air traffic liability for future flown or unused tickets may be subject to variability and differ from historical experience.
(n) Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under certain flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.
(o) Selling Expenses
Selling expenses include credit card fees, commissions, third party distribution channel fees and advertising. Selling expenses associated with passenger revenue are expensed when the transportation or service is provided. Advertising costs are expensed as incurred. Advertising expense was $105 million for each of the years ended December 31, 2022 and 2021 and $57 million for the year ended December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(p) Share-based Compensation
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
(q) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other income, net within total nonoperating expense, net on our consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020, respectively, foreign currency losses were $38 million, $4 million and $24 million.
(r) Other Operating Expenses
Other operating expenses includes costs associated with aircraft food and catering, crew travel, ground and cargo handling, passenger accommodation, international navigation fees, aircraft cleaning and certain general and administrative expenses.
(s) Regional Expenses
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
Regional expenses for the years ended December 31, 2022, 2021, and 2020 include $321 million, $316 million and $325 million of depreciation and amortization, respectively, and $5 million, $6 million and $13 million of aircraft rent, respectively.
In 2022, 2021, and 2020, we recognized $592 million, $495 million and $438 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). We hold a 25% equity interest in Republic Airways Holdings Inc. (Republic Holdings), the parent company of Republic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
2. Special Items, Net
Special items, net on our consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Fleet impairment (1)	$149	$—	$1,484
Litigation reserve adjustments	37	(19)	—
PSP Financial Assistance (2)	—	(4,162)	(3,710)
Severance expenses (3)	—	168	1,408
Mark-to-market adjustments on bankruptcy obligations, net	—	(3)	(49)
Labor contract expenses (4)	—	—	228
Other operating special items, net	7	10	(18)
Mainline operating special items, net	193	(4,006)	(657)

PSP Financial Assistance (2)	—	(539)	(444)
Regional pilot retention program (5)	—	61	—
Fleet impairment (1)	—	27	117
Severance expenses (3)	—	2	18
Other operating special items, net	5	—	—
Regional operating special items, net	5	(449)	(309)
Operating special items, net	198	(4,455)	(966)

Mark-to-market adjustments on equity and other investments, net (6)	71	31	135
Debt refinancing, extinguishment and other, net	3	29	35
Nonoperating special items, net	74	60	170

Income tax special items, net	(9)	—	—

(1)Fleet impairment for 2022 included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft.
Fleet impairment for 2021 and 2020 included charges resulting from the retirement of certain aircraft earlier than planned driven by the severe decline in air travel due to the COVID-19 pandemic. In 2021, we retired our remaining Embraer 140 fleet resulting in a non-cash write down of these regional aircraft. In 2020, we retired our entire Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a $1.5 billion non-cash write down of mainline and regional aircraft and associated spare parts and $109 million in cash charges primarily for impairment of ROU assets and lease return costs.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the payroll support programs established by the U.S. Government. See Note 1(b) for further information.
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic.
(4)Labor contract expenses primarily related to one-time charges due to the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers (TWU-IAM Association) for our maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(5)Our regional pilot retention program provides for, among other things, a cash retention bonus paid in the fourth quarter of 2021 to eligible captains at our wholly-owned regional carriers included on the pilot seniority list as of September 1, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(6)Mark-to-market adjustments on equity and other investments, net principally included net unrealized gains and losses associated with certain equity investments and certain other investments. See Note 8 for further information related to our equity investments.
3. Earnings (Loss) Per Common Share
The following table provides the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Basic EPS:
Net income (loss)	$127	$(1,993)	$(8,885)
Weighted average common shares outstanding (in thousands)	650,345	644,015	483,888
Basic EPS	$0.20	$(3.09)	$(18.36)

Diluted EPS:
Net income (loss) for purposes of computing diluted EPS	$127	$(1,993)	$(8,885)
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	650,345	644,015	483,888
Dilutive effect of restricted stock unit awards	1,579	—	—
Dilutive effect of certain PSP Warrants and Treasury Loan Warrants	3,198	—	—
Diluted weighted average common shares outstanding	655,122	644,015	483,888
Diluted EPS	$0.19	$(3.09)	$(18.36)
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
6.50% convertible senior notes	61,728	61,728	31,882
Restricted stock unit awards	3,987	3,420	4,584
In addition, certain shares underlying our PSP Warrants and Treasury Loan Warrants for the years ended December 31, 2022, 2021 and 2020, were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
4. Debt
Long-term debt included on our consolidated balance sheets consisted of (in millions):

	December 31,
	2022	2021
Secured
2013 Term Loan Facility, variable interest rate of 6.14%, installments through 2025 (a)	$1,752	$1,770
2014 Term Loan Facility, variable interest rate of 6.14%, installments through 2027 (a)	1,196	1,208
December 2016 Term Loan Facility (a)	—	1,188
11.75% senior secured notes, interest only payments until due in July 2025 (b)	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026 (b)	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026 (b)	200	200
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026 (c)	3,500	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (c)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 8.99%, installments beginning in July 2023 through April 2028 (c)	3,500	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.74%, maturing from 2023 to 2034 (d)	9,175	9,357
Equipment loans and other notes payable, fixed and variable interest rates ranging from 3.33% to 8.01%, averaging 5.95%, maturing from 2023 to 2034 (e)	3,170	3,433
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036 (f)	1,050	1,129
	30,043	31,785
Unsecured
PSP1 Promissory Note, interest only payments until due in April 2030 (g)	1,757	1,765
PSP2 Promissory Note, interest only payments until due in January 2031 (g)	1,030	1,035
PSP3 Promissory Note, interest only payments until due in April 2031 (g)	959	946
6.50% convertible senior notes, interest only payments until due in July 2025 (h)	1,000	1,000
3.75% senior notes, interest only payments until due in March 2025 (i)	500	500
5.000% senior notes	—	750
	5,246	5,996
Total long-term debt	35,289	37,781
Less: Total unamortized debt discount, premium and issuance costs	386	458
Less: Current maturities	3,059	2,315
Long-term debt, net of current maturities	$31,844	$35,008
As of December 31, 2022, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$736
2014 Revolving Facility	1,631
April 2016 Revolving Facility	446
Short-term Revolving and Other Facilities	220
Total	$3,033

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
As of December 31, 2022, American had an undrawn $150 million short-term revolving credit facility which expired in January 2023. American also had $70 million of available borrowing base under cargo receivables facility that was set to expire in December 2022, but which has been extended through December 2023.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
At December 31, 2022, the maturities of long-term debt are as follows (in millions):

2023	$3,059
2024	3,535
2025	9,317
2026	4,480
2027	4,515
2028 and thereafter	10,383
Total	$35,289
(a) 2013 and 2014 Credit Facilities, April 2016 Revolving Facility and December 2016 Credit Facilities
2013 Credit Facilities
In November 2019, American and AAG entered into the Sixth Amendment to Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015 (as previously amended, the 2013 Credit Agreement; the revolving credit facility established thereunder, the 2013 Revolving Facility; the term loan facility established thereunder, the 2013 Term Loan Facility; and the 2013 Revolving Facility together with the 2013 Term Loan Facility, the 2013 Credit Facilities), which reduced the total aggregate commitments under the 2013 Revolving Facility to $750 million from $1.0 billion. In addition, certain lenders party to the 2013 Credit Agreement extended the maturity date of a substantial portion of their commitments under the 2013 Revolving Facility to October 2024 from October 2023. As of December 31, 2022, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.
2014 Credit Facilities
In November 2019, American and AAG entered into the Seventh Amendment to Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (as previously amended, the 2014 Credit Agreement; the revolving credit facility established thereunder, the 2014 Revolving Facility; the term loan facility established thereunder, the 2014 Term Loan Facility; and the 2014 Revolving Facility together with the 2014 Term Loan Facility, the 2014 Credit Facilities), which increased the total aggregate commitments under the 2014 Revolving Facility to $1.6 billion from $1.5 billion. In addition, certain lenders party to the 2014 Credit Agreement extended the maturity date of a substantial portion of their commitments under the 2014 Revolving Facility to October 2024 from October 2023.
In January 2020, American and AAG entered into the Eighth Amendment to the 2014 Credit Agreement, pursuant to which American refinanced the 2014 Term Loan Facility, increasing the total aggregate principal amount outstanding to $1.2 billion, reducing the LIBOR margin from 2.00% to 1.75%, with a LIBOR floor of 0%, and reducing the base rate margin from 1.00% to 0.75%. In addition, the maturity date for the 2014 Term Loan Facility was extended to January 2027 from October 2021. As of December 31, 2022, there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.
April 2016 Revolving Facility
In November 2019, American and AAG entered into the Fifth Amendment to Credit and Guaranty Agreement, amending the Credit and Guaranty Agreement dated as of April 29, 2016 (as previously amended, the April 2016 Credit Agreement; the revolving credit facility established thereunder, the April 2016 Revolving Facility), which increased the total aggregate commitments under the April 2016 Revolving Facility to $450 million from $300 million. In addition, certain lenders party to the April 2016 Credit Agreement extended the maturity date of a substantial portion of their commitments under the April 2016 Revolving Facility to October 2024 from October 2023. As of December 31, 2022, there were no borrowings outstanding under the April 2016 Revolving Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
December 2016 Credit Facilities
In December 2016, American and AAG entered into the Amended and Restated Credit and Guaranty Agreement, dated as of December 15, 2016 (as amended, the December 2016 Credit Agreement; the term loan facility established thereunder, the December 2016 Term Loan Facility; and together with the revolving credit facility contemplated but never established thereunder, the December 2016 Credit Facilities). In December 2022, American repaid in full the $1.2 billion aggregate principal amount of outstanding term loans under the December 2016 Term Loan Facility which was due to mature in December 2023 and terminated the December 2016 Credit Facilities.
Certain details of our 2013 and 2014 Credit Facilities (collectively referred to as the Credit Facilities) and April 2016 Revolving Facility are shown in the table below as of December 31, 2022:

	2013 Credit Facilities		2014 Credit Facilities
	2013 Term Loan	2013 Revolving Facility	2014 Term Loan	2014 Revolving Facility	April 2016 Revolving Facility
Aggregate principal issued or credit facility availability (in millions)	$1,919	$736	$1,280	$1,631	$446
Principal outstanding or drawn (in millions)	$1,752	$—	$1,196	$—	$—
Maturity date	June 2025	October 2024	January 2027	October 2024	October 2024
LIBOR margin	1.75%	2.00%	1.75%	2.00%	2.00%
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
Subject to certain limitations and exceptions, the Credit Facilities and April 2016 Revolving Facility are secured by collateral, including certain spare parts, slots, route authorities, simulators and leasehold rights. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities and April 2016 Revolving Facility are guaranteed by AAG. The Credit Facilities and April 2016 Revolving Facility contain events of default customary for similar financings, including cross default and cross-acceleration to other material indebtedness.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
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
(c) AAdvantage Financing
On March 24, 2021 (the AAdvantage Financing Closing Date), American and AAdvantage Loyalty IP Ltd., a Cayman Islands exempted company incorporated with limited liability and an indirect wholly-owned subsidiary of American (Loyalty Issuer and, together with American, the AAdvantage Issuers), completed the offering of $3.5 billion aggregate principal amount of 5.50% Senior Secured Notes due 2026 (the 2026 Notes) and $3.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2029 (the 2029 Notes, and together with the 2026 Notes, the AAdvantage Notes). The AAdvantage Notes are fully and unconditionally guaranteed on a senior unsecured basis by the SPV Guarantors and AAG.
Concurrent with the issuance of the AAdvantage Notes, the AAdvantage Issuers, as co-borrowers, entered into a term loan credit and guaranty agreement, dated March 24, 2021, providing for a $3.5 billion term loan facility (the AAdvantage Term Loan Facility and collectively with the AAdvantage Notes, the AAdvantage Financing) and pursuant to which the full $3.5 billion of term loans (the AAdvantage Loans) were drawn on the AAdvantage Financing Closing Date. The AAdvantage Loans are fully and unconditionally guaranteed (together with the AAdvantage Note Guarantees, the AAdvantage Guarantees) by the SPV Guarantors and AAG.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Subject to certain permitted liens and other exceptions, the AAdvantage Notes, AAdvantage Loans and AAdvantage Guarantees provided by the SPV Guarantors are secured by a first-priority security interest in, and pledge of, various agreements with respect to the AAdvantage program (the AAdvantage Agreements) (including all payments thereunder) and certain IP Licenses, certain deposit accounts that will receive cash under the AAdvantage Agreements, certain reserve accounts, the equity of each of Loyalty Issuer and the SPV Guarantors and substantially all other assets of Loyalty Issuer and the SPV Guarantors including American’s rights to certain data and other intellectual property used in the AAdvantage program (subject to certain exceptions) (collectively, the AAdvantage Collateral).
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
(d) EETCs
2021-1 Aircraft EETCs
In November 2021, American created two pass-through trusts which issued $960 million aggregate face amount of Series 2021-1 Class A and Class B EETCs (the 2021-1 Aircraft EETCs) in connection with the financing of 26 aircraft previously delivered or originally scheduled to be delivered to American through September 2022 (the 2021-1 Aircraft). In 2021, $94 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of five aircraft under the 2021-1 Aircraft EETCs, all of which was used to repay existing indebtedness. During 2022, $866 million of proceeds had been used to purchase equipment notes issued by American in connection with the financing of 21 aircraft under the 2021-1 Aircraft EETCs. As of December 31, 2022, there are no remaining proceeds held in escrow, and all proceeds have been used to purchase equipment notes issued by American. Interest and principal payments on equipment notes issued in connection with the 2021-1 Aircraft EETCs are payable semi-annually in January and July of each year. Interest payments began in July 2022 and principal payments began in January 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Certain information regarding the 2021-1 Aircraft EETC equipment notes, as of December 31, 2022, is set forth in the table below:

2021-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$758 million	$202 million
Fixed interest rate per annum	2.875%	3.95%
Maturity date	July 2034	July 2030
(e) Equipment Loans and Other Notes Payable Issued in 2022
In 2022, American entered into agreements under which it borrowed $205 million in connection with the financing of certain aircraft. Debt incurred under these agreements mature in 2034 and bear interest at variable rates (comprised of the Secured Overnight Financing Rate (SOFR) plus an applicable margin) averaging 6.77% as of December 31, 2022.
(f) Special Facility Revenue Bonds
In January 2020, American and British Airways announced the start of construction projects to upgrade New York's JFK Terminal 8. The construction project is expected to be fully completed in early 2023 and is estimated to cost $439 million, of which $298 million was funded with proceeds of the special facility revenue bonds issued by the New York Transportation Development Corporation (NYTDC) on behalf of American in June 2020 (the 2020 JFK Bonds) and approximately $84 million of which was funded with proceeds of the approximately $150 million of special facility revenue bonds NYTDC issued in June 2021 (the 2021 JFK Bonds).
American is required to pay debt service on the 2021 JFK Bonds through payments under a loan agreement with NYTDC (as amended), and American and AAG guarantee the 2021 JFK Bonds. American continues to pay debt service on the outstanding bonds issued by NYTDC on behalf of American in 2016 and 2020 (the 2016 and 2020 JFK Bonds) and American and AAG continue to guarantee the 2016 and 2020 JFK Bonds. American’s and AAG’s obligations under these guarantees are secured by a leasehold mortgage on American’s lease of Terminal 8 and related property from the Port Authority of New York and New Jersey.
The 2021 JFK Bonds, in aggregate, were priced at par value. The gross proceeds from the issuance of the 2021 JFK Bonds were approximately $150 million. Of this amount, $4 million was used to fund the costs of issuance of the 2021 JFK Bonds, $62 million was used to fund the redemption of the 2016 and 2020 JFK Bonds due August 2021, with the remaining amount of proceeds received held in restricted cash and short-term investments on the consolidated balance sheet and to be used to finance a portion of the cost of the renovation and expansion of Terminal 8. The 2021 JFK Bonds are comprised of term bonds, $70 million of which bear interest at 2.25% per annum and mature on August 1, 2026, and $80 million of which bear interest at 3.00% per annum and mature on August 1, 2031. As of December 31, 2022, $72 million of proceeds funded by the issuance of the 2020 and 2021 JFK Bonds are included in restricted cash and short-term investments on the accompanying consolidated balance sheet.
(g) PSP Promissory Notes
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP Agreements, AAG issued promissory notes to Treasury (PSP1 Promissory Note, PSP2 Promissory Note and PSP3 Promissory Note, collectively the PSP Promissory Notes), in the aggregate principal sum of $3.7 billion which provides for the guarantee of our obligations under the PSP Promissory Notes by the Subsidiaries.
The PSP Promissory Notes bear interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the applicable PSP closing date and 2.00% plus an interest rate based on SOFR per annum or other benchmark replacement rate consistent with customary market conventions (but not to be less than 0.00%) thereafter until the tenth anniversary of the applicable PSP closing date, and interest accrued thereon will be payable in arrears on the last business day of March and September of each year. The aggregate principal amount outstanding under the PSP Promissory Notes, together with all accrued and unpaid interest thereon and all other amounts payable under the PSP Promissory Notes, will be due and payable on the maturity date.
The PSP Promissory Notes are our senior unsecured obligation and each guarantee of the PSP Promissory Notes is the senior unsecured obligation of each of the Subsidiaries, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
We may, at any time and from time to time, voluntarily prepay amounts outstanding under the PSP Promissory Notes, in whole or in part, without penalty or premium. Within 30 days of the occurrence of certain change of control triggering events, we are required to prepay the aggregate outstanding principal amount of the PSP Promissory Notes at such time, together with any accrued interest or other amounts owing under the PSP Promissory Notes at such time.
(h) 6.50% Convertible Senior Notes
In June 2020, AAG completed the public offering of $1.0 billion aggregate principal amount of AAG’s 6.50% convertible senior notes due 2025 (the Convertible Notes). The Convertible Notes are fully and unconditionally guaranteed by American on a senior unsecured basis (the Convertible Notes Guarantee). The net proceeds from the Convertible Notes were approximately $970 million, after deducting the underwriters’ discounts and commissions and our estimated offering expenses.
The Convertible Notes bear interest at a rate of 6.50% per annum. Interest on the Convertible Notes is payable semiannually in arrears on January 1 and July 1 of each year, which began on January 1, 2021. The Convertible Notes will mature on July 1, 2025, unless earlier converted, redeemed or repurchased by us.
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
The following table provides information relating to the Convertible Notes as of December 31, 2022 and 2021 (in millions):

	December 31,
	2022	2021
Principal amount	$1,000	$1,000
Unamortized debt discount	(16)	(22)
Net carrying amount	$984	$978

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The effective interest rate for the Convertible Notes was 7% for each of the years ended December 31, 2022 and 2021, and 20% for the year ended December 31, 2020. As of January 1, 2021, we early adopted ASU 2020-06 related to convertible instruments. Accordingly, our unamortized debt discount as of January 1, 2021 was reduced by $389 million, increasing the liability and decreasing the effective interest rate on the Convertible Notes from approximately 20% at December 31, 2020 to approximately 7% at December 31, 2021. Interest recognized for the Convertible Notes is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Contractual coupon interest	$65	$65	$33
Non-cash amortization of debt discount	6	5	28
Total interest expense	$71	$70	$61
At December 31, 2022, the if-converted value of the Convertible Notes did not exceed the principal amount. The last reported sale price per share of our common stock (as defined in the Convertible Notes Indenture) did not exceed 130% of the conversion price of the Convertible Notes for at least 20 of the 30 consecutive trading days ending on December 31, 2022. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes cannot convert at their option at any time during the quarter ending March 31, 2023. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
(i) Unsecured Senior Notes
3.75% Senior Notes
In February 2020, AAG issued $500 million aggregate principal amount of 3.75% senior notes due 2025 (the 3.75% Senior Notes). The 3.75% Senior Notes bear interest at a rate of 3.75% per annum, payable semiannually in arrears in March and September of each year, which began in September 2020. The 3.75% Senior Notes mature in March 2025.
The 3.75% Senior Notes are senior unsecured obligations of AAG. These Senior Notes are fully and unconditionally guaranteed by American. The indentures for these Senior Notes contain covenants and events of default generally customary for similar financings.
Other Financing Activities
During the year ended December 31, 2022, we repurchased $349 million of unsecured notes in the open market.
Guarantees
As of December 31, 2022, AAG had issued guarantees covering approximately $18.3 billion of American’s secured debt (and interest thereon), including the Credit Facilities, the AAdvantage Financing, certain EETC financings and $1.1 billion of American’s special facility revenue bonds (and interest thereon).
Certain Covenants
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. Our debt agreements also contain customary change of control provisions, which may require us to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV), collateral coverage or peak debt service coverage ratio covenants and certain agreements require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV, collateral coverage or peak debt service coverage ratio exceeds or falls below a specified threshold, as the case may be, we will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
revolving credit facilities, and our AAdvantage Financing contains a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing.
Specifically, we are required to meet certain collateral coverage tests for our Credit Facilities, April 2016 Revolving Facility, 10.75% Senior Secured Notes and 11.75% Senior Secured Notes, as described below:

	2013 Credit Facilities	2014 Credit Facilities	April 2016 Revolving Facility	10.75% Senior Secured Notes	11.75% Senior Secured Notes
Frequency of Appraisals of Appraised Collateral	Annual	Annual	Annual	Annual	Semi-Annual
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	34.4%	17.8%	Not Applicable	7.2%	32.5%
Collateral Description	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate all services between the U.S. and South America	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and European Union (including London Heathrow)	Generally, certain spare parts	Generally, certain DCA slots, certain LGA slots, certain simulators and certain leasehold rights and, in the case of the IP Notes, certain intellectual property of American	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and the Caribbean, Central America and various other countries
At December 31, 2022, we were in compliance with the applicable collateral coverage tests as of the most recent measurement dates.
5. Leases
We lease certain aircraft and engines, including aircraft under capacity purchase agreements. As of December 31, 2022, we operated 722 leased aircraft, with remaining terms ranging from less than one year to 11 years.
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
The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$2,007	$2,012	$1,957
Finance lease cost:
Amortization of assets	143	107	92
Interest on lease liabilities	47	44	38
Variable lease cost	2,580	2,471	1,801
Total net lease cost	$4,777	$4,634	$3,888
Included in the table above is $242 million, $190 million and $172 million of operating lease cost under our capacity purchase agreement with Republic for the years ended December 31, 2022, 2021 and 2020, respectively. We hold a 25% equity interest in Republic Holdings, the parent company of Republic.
Additionally, not included in the table above, we recognized $109 million in cash special charges in 2020 related to the impairment of ROU assets and lease return costs resulting from our decision to retire certain leased aircraft earlier than planned driven by the severe decline in air travel due to the COVID-19 pandemic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2022	2021
Operating leases:
Operating lease ROU assets	$8,094	$7,850

Current operating lease liabilities	$1,465	$1,507
Noncurrent operating lease liabilities	6,559	6,610
Total operating lease liabilities	$8,024	$8,117

Finance leases:
Property and equipment, at cost	$1,364	$1,201
Accumulated amortization	(779)	(653)
Property and equipment, net	$585	$548

Current finance lease liabilities	$216	$174
Noncurrent finance lease liabilities	545	563
Total finance lease liabilities	$761	$737

Weighted average remaining lease term (in years):
Operating leases	8.3	7.6
Finance leases	5.1	4.6

Weighted average discount rate:
Operating leases	7.4%	6.3%
Finance leases	7.2%	6.1%
Supplemental cash flow and other information related to leases was as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,990	$2,053	$2,028
Operating cash flows from finance leases	47	37	39
Financing cash flows from finance leases	190	126	114

Non-cash transactions:
ROU assets acquired through operating leases	1,483	1,386	917
Property and equipment acquired through finance leases	46	180	11
Operating lease conversion to finance lease	107	102	5
Finance lease conversion to operating lease	3	—	—

Gain on sale leaseback transactions, net	2	25	107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Maturities of lease liabilities were as follows (in millions):

	December 31, 2022
	Operating Leases	Finance Leases
2023	$1,954	$265
2024	1,663	215
2025	1,324	141
2026	1,054	115
2027	862	69
2028 and thereafter	3,918	87
Total lease payments	10,775	892
Less: Imputed interest	(2,751)	(131)
Total lease obligations	8,024	761
Less: Current obligations	(1,465)	(216)
Long-term lease obligations	$6,559	$545
As of December 31, 2022, we had additional operating lease commitments that have not yet commenced of approximately $1.1 billion for nine Boeing 787 Family aircraft scheduled to be delivered in 2023 through 2024 with lease terms of 10 years.
6. Income Taxes
The significant components of the income tax provision (benefit) were (in millions):

	Year Ended December 31,
	2022	2021	2020
Current income tax benefit:
State, local and foreign	$(6)	$—	$—
Deferred income tax provision (benefit):
Federal	59	(508)	(2,335)
State and local	6	(47)	(233)
Deferred income tax provision (benefit)	65	(555)	(2,568)
Total income tax provision (benefit)	$59	$(555)	$(2,568)
The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Statutory income tax provision (benefit)	$39	$(535)	$(2,405)
State, local and foreign income tax benefit, net of federal tax effect	—	(37)	(183)
Book expenses not deductible for tax purposes	22	23	22
Other, net	(2)	(6)	(2)
Income tax provision (benefit)	$59	$(555)	$(2,568)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The components of our deferred tax assets and liabilities were (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Operating loss and other carryforwards	$4,679	$4,612
Loyalty program liability	1,809	1,903
Leases	1,819	1,833
Pensions	474	941
Postretirement benefits other than pensions	179	214
Rent expense	130	92
Other	742	784
Total deferred tax assets	9,832	10,379
Valuation allowance	(19)	(34)
Net deferred tax assets	9,813	10,345
Deferred tax liabilities:
Accelerated depreciation and amortization	(4,630)	(4,747)
Leases	(1,832)	(1,767)
Other	(262)	(284)
Total deferred tax liabilities	(6,724)	(6,798)
Net deferred tax asset	$3,089	$3,547
At December 31, 2022, we had approximately $16.2 billion of gross federal net operating losses (NOLs) and $4.3 billion of other carryforwards available to reduce future federal taxable income, of which $5.9 billion will expire beginning in 2024 if unused and $14.6 billion can be carried forward indefinitely. We also had approximately $6.0 billion of NOL carryforwards to reduce future state taxable income at December 31, 2022, which will expire in taxable years 2022 through 2042 if unused.
Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods. We provide a valuation allowance for our deferred tax assets, which include our NOLs, when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. We have determined that positive factors outweigh negative factors in the determination of the realizability of our deferred tax assets. There can be no assurance that an additional valuation allowance on our net deferred tax assets will not be required. Such valuation allowance could be material.
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
In 2022, we recorded an income tax provision of $59 million, with an effective rate of approximately 32%, which was substantially non-cash. Substantially all of our income before income taxes is attributable to the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022, which among other provisions, introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1.0 billion, an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022, and several tax incentives to promote clean energy. Based on our current analysis and pending future guidance to be issued by the U.S. Department of Treasury, we do not believe these provisions will have a material impact on our consolidated financial statements.
We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our 2019 through 2021 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and we are under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. We believe that the effect of any assessments will not be material to our consolidated financial statements.
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
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2022.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$732	$732	$—	$—
Corporate obligations	3,688	—	3,688	—
Bank notes/certificates of deposit/time deposits	3,655	—	3,655	—
Repurchase agreements	450	—	450	—
	8,525	732	7,793	—
Restricted cash and short-term investments (1), (3)	995	535	460	—
Long-term investments (4)	245	245	—	—
Total	$9,765	$1,512	$8,253	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Short-term investments (1):
Money market funds	$108	$108	$—	$—
Corporate obligations	8,665	—	8,665	—
Bank notes/certificates of deposit/time deposits	2,195	—	2,195	—
Repurchase agreements	1,190	—	1,190	—
	12,158	108	12,050	—
Restricted cash and short-term investments (1), (3)	990	654	336	—
Long-term investments (4)	239	239	—	—
Total	$13,387	$1,001	$12,386	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments as of December 31, 2022 mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers' compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK.
(4)Long-term investments include our equity investments in China Southern Airlines Company Limited (China Southern Airlines) and Vertical Aerospace Ltd. (Vertical) and as of December 31, 2022, our long-term investments also include GOL. See Note 8 for further information on our equity investments.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $3.7 billion as of December 31, 2022 and December 31, 2021, which would have been classified as Level 3 in the fair value hierarchy. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.1 billion and $1.4 billion as of December 31, 2022 and December 31, 2021, respectively.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$34,903	$32,569	$37,323	$38,567

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
8. Investments
To help expand our network and as part of our ongoing commitment to sustainability, we enter into various commercial relationships or other strategic partnerships, including equity investments, with other airlines and companies. Our equity investments are reflected in other assets on our consolidated balance sheets. Our share of equity method investees’ financial results and changes in fair value are recorded in nonoperating other income, net on the consolidated statements of operations.
Our equity investments ownership interest and carrying value were:

		Ownership Interest		Carrying Value (in millions)
		December 31,		December 31,
	Accounting Treatment	2022	2021	2022	2021
Republic Holdings	Equity Method	25.0%	25.0%	$222	$202
China Southern Airlines	Fair Value	1.5%	1.8%	176	163
Other investments (a)	Various			212	83
Total				$610	$448
(a) Other investments
Other investments primarily include our investment in Vertical, which is accounted for at fair value, and in 2022, our investments in JetSmart Airlines SpA (JetSMART) and GOL.
In April 2022, we completed an investment agreement with GOL, a Brazilian low-cost airline, and invested $200 million in 22.2 million of newly issued preferred shares. The total consideration of $200 million was allocated on our consolidated balance sheet as follows based on relative fair values: $81 million to the preferred shares, which is reflected within other assets, and $119 million to the indefinite-lived intangible asset derived from the related commercial agreements. The ownership interest is accounted for at fair value based on GOL’s stock price and mark-to-market adjustments are recorded to nonoperating other income, net on the consolidated statement of operations.
In December 2022, we completed an investment agreement with JetSMART, an ultra-low-cost carrier operating in South America, representing a 35.4% ownership. This ownership interest is accounted for under the equity method and our portion of JetSMART’s financial results is recognized within nonoperating other income, net on the consolidated statement of operations.
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
Effective January 1, 2021, health coverage under our retiree medical benefit program that is currently provided to certain retirees age 65 and over who retired prior to November 1, 2012, transitioned from a self-insured plan to a fully-insured Medicare Advantage plan. Benefits coverage has not been reduced and cost shared has not changed as a result of this transition. Due to this transition, as of December 31, 2020, we recognized a negative plan amendment to reduce our benefit obligation, which was included as a component of prior service benefit in accumulated other comprehensive income (loss) (AOCI) and will be amortized over the average remaining life expectancy of all retirees. As of December 31, 2022, $179 million of prior service benefit remains to be amortized over a remaining period of approximately 11 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Benefit Obligations, Fair Value of Plan Assets and Funded Status
The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and a statement of funded status as of December 31, 2022 and 2021:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2022	2021	2022	2021

	(In millions)
Benefit obligation at beginning of period	$18,910	$19,812	$1,098	$1,046
Service cost	3	4	16	12
Interest cost	556	526	30	30
Actuarial gain (1), (2)	(4,563)	(609)	(167)	(57)
Special termination benefits (3)	—	—	—	139
Other	—	(1)	3	—
Benefit payments	(869)	(822)	(74)	(72)
Benefit obligation at end of period	$14,037	$18,910	$906	$1,098

Fair value of plan assets at beginning of period	$14,691	$13,557	$167	$170
Actual return (loss) on plan assets	(1,943)	1,710	(18)	21
Employer contributions (4)	5	247	58	48
Settlements	—	(1)	—	—
Benefit payments	(869)	(822)	(74)	(72)
Fair value of plan assets at end of period	$11,884	$14,691	$133	$167
Funded status at end of period	$(2,153)	$(4,219)	$(773)	$(931)

(1)The 2022 and 2021 pension actuarial gain primarily relates to the change in our weighted average discount rate assumption.
(2)The 2022 and 2021 retiree medical and other postretirement benefits actuarial gain primarily relates to the change in our weighted average discount rate assumption and, in 2021, plan experience adjustments.
(3)During the first quarter of 2021, we remeasured our retiree medical and other postretirement benefits to account for enhanced healthcare benefits provided to eligible team members who opted into voluntary early retirement programs offered as a result of reductions to our operation due to the COVID-19 pandemic. As a result, during 2021, we recognized a $139 million special charge for these enhanced healthcare benefits and increased our postretirement benefits obligation by $139 million.
(4)In January 2021, we made $241 million in contributions to our pension plans, including a contribution of $130 million for the 2020 calendar year that was permitted to be deferred to January 4, 2021 as provided under the CARES Act.
Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2022	2021	2022	2021

	(In millions)
As of December 31,
Current liability	$4	$7	$85	$90
Noncurrent liability	2,149	4,212	688	841
Total liabilities	$2,153	$4,219	$773	$931

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2022	2021	2022	2021

	(In millions)
Net actuarial loss (gain)	$3,613	$5,252	$(505)	$(396)
Prior service cost (benefit)	18	47	(148)	(167)
Total accumulated other comprehensive loss (income), pre-tax	$3,631	$5,299	$(653)	$(563)
Plans with Projected Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits
	2022	2021

	(In millions)
Projected benefit obligation	$14,037	$18,910
Fair value of plan assets	11,884	14,691
Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2022	2021	2022	2021

	(In millions)
Accumulated benefit obligation	$14,030	$18,899	$—	$—
Accumulated postretirement benefit obligation	—	—	906	1,098
Fair value of plan assets	11,884	14,691	133	167
Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020

	(In millions)
Defined benefit plans:
Service cost	$3	$4	$2	$16	$12	$8
Interest cost	556	526	615	30	30	30
Expected return on assets	(1,138)	(1,084)	(1,010)	(12)	(12)	(11)
Special termination benefits	—	—	—	—	139	410
Settlements	—	—	12	—	—	—
Amortization of:
Prior service cost (benefit)	28	28	30	(14)	(13)	(135)
Unrecognized net loss (gain)	156	212	164	(30)	(24)	(24)
Net periodic benefit cost (income)	$(395)	$(314)	$(187)	$(10)	$132	$278
The service cost component of net periodic benefit cost (income) is included in operating expenses, the cost for the special termination benefits is included in special items, net and the other components of net periodic benefit cost (income) are included in nonoperating other income, net on our consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Assumptions
The following actuarial assumptions were used to determine our benefit obligations and net periodic benefit cost (income) for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2022	2021	2022	2021
Benefit obligations:
Weighted average discount rate	5.6%	3.0%	5.7%	2.8%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Net periodic benefit cost (income):
Weighted average discount rate	3.0%	2.7%	3.4%	2.8%	2.4%	3.2%
Weighted average expected rate of return on plan assets	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	5.8%	4.8%	4.0%

(1)The weighted average health care cost trend rate at December 31, 2022 is assumed to decline gradually to 4.4% by 2029 and remain level thereafter.
As of December 31, 2022, our estimate of the long-term rate of return on plan assets was 8.0% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last 10 years, current and expected market conditions, and expected value to be generated through active management and securities lending programs.
Minimum Contributions
We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and various other laws for U.S. based plans as well as underfunding rules specific to countries where we maintain defined benefit plans. Based on current funding assumptions, we have minimum required contributions of $69 million for 2023 including contributions to defined benefit plans for our wholly-owned subsidiaries. Our funding obligations will depend on the performance of our investments held in a trust by the pension plans, interest rates for determining liabilities, the amount of and timing of any supplemental contributions and our actuarial experience.
Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2023	2024	2025	2026	2027	2028-2032
Pension benefits	$920	$949	$978	$1,003	$1,024	$5,264
Retiree medical and other postretirement benefits	102	100	98	97	95	428

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
Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving the funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range
Equity	45% - 80%
Public:
U.S. Large	10% - 40%
U.S. Small/Mid	2% - 10%
International	10% - 25%
International Small/Mid	0% - 10%
Emerging Markets	2% - 15%
Private Equity	5% - 30%
Fixed Income	20% - 55%
Public:
U.S. Long Duration	15% - 45%
High Yield and Emerging Markets	0% - 10%
Private Income	0% - 15%
Other	0% - 5%
Cash Equivalents	0% - 20%
Public equity investments are intended to provide a real return over a full market cycle and, therefore, to contribute to the pension plan’s long-term objective. Public fixed income investments are intended to provide income to the plan and offer the potential for long term capital appreciation. Private investments, such as private equity and private income, are used to provide higher expected returns than public markets over the long-term by assuming reduced levels of liquidity and higher levels of risk. The pension plan’s master trust participates in securities lending programs to generate additional income by loaning plan assets to borrowers on a fully collateralized basis. The pension plan’s master trust will also engage in derivative instruments to equitize residual levels of cash as well as hedge the pension plan’s exposure to interest rates. Such programs are subject to market risk and counterparty risk.
Investments in securities traded on recognized securities exchanges are valued at the last reported sales price on the last business day of the year. Securities traded in the over-the-counter market are valued at the last bid price. Investments in limited partnerships are carried at estimated net asset value (NAV) as determined by and reported by the general partners of the partnerships and represent the proportionate share of the estimated fair value of the underlying assets of the limited partnerships. Mutual funds are valued once daily through a NAV calculation provided at the end of each trade day. Common/collective trusts are valued at NAV based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. No changes in valuation techniques or inputs occurred during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Benefit Plan Assets Measured at Fair Value on a Recurring Basis
The fair value of our pension plan assets at December 31, 2022 and 2021, by asset category, were as follows (in millions) (1):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity (2)	$3,097	$—	$—	$3,097	$4,639	$2	$4	$4,645
Fixed income (3)	227	2,917	—	3,144	183	3,994	—	4,177
Other (4)	74	278	75	427	134	340	54	528
Measured at NAV (5):
Common collective trusts (6)	—	—	—	1,694	—	—	—	2,514
Private investments (7)	—	—	—	3,522	—	—	—	2,827
Total plan assets	$3,398	$3,195	$75	$11,884	$4,956	$4,336	$58	$14,691

(1)See Note 7 for a description of the levels within the fair value hierarchy.
(2)Equity investments include domestic and international common stock, preferred stock, mutual funds and exchange traded funds invested in equity securities.
(3)Fixed income investments include corporate, government and U.S. municipal bonds, as well as mutual funds invested in fixed income securities.
(4)Other primarily includes a short-term investment fund, cash and cash equivalents, and net receivables and payables of the master trust for dividends, interest and amounts due to or from the sale and purchase of securities.
(5)Includes investments that were measured at NAV per share (or its equivalent) as a practical expedient that have not been classified in the fair value hierarchy.
(6)Common collective trusts include commingled funds primarily invested in equity securities. For some trusts, requests for withdrawals must meet specific requirements with advance notice of redemption preferred.
(7)Private investments include limited partnerships that invest primarily in domestic private equity and private income opportunities. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its NAV, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next 10 years. As of December 31, 2022, the pension plan’s master trust has future funding commitments to these limited partnerships of approximately $1.5 billion over the next five years.
Changes in fair value measurements of Level 3 investments during the years ended December 31, 2022 and 2021, were as follows (in millions):

	2022	2021
Balance at beginning of year	$58	$17
Actual gain on plan assets:
Relating to assets still held at the reporting date	1	10
Purchases	29	32
Sales	(9)	(1)
Transfers out	(4)	—
Balance at end of year	$75	$58
Plan assets in the retiree medical and other postretirement benefits plans’ are primarily Level 2 mutual funds valued by quoted prices on the active market, which is fair value, and represents the NAV of the shares of such funds as of the close of business at the end of the period. NAV is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Defined Contribution and Multiemployer Plans
The costs associated with our defined contribution plans were $949 million, $920 million and $860 million for the years ended December 31, 2022, 2021 and 2020, respectively.
We participate in the International Association of Machinists & Aerospace Workers (IAM) National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the IAM Pension Fund). Our contributions to the IAM Pension Fund were $46 million, $43 million and $40 million for the years ended December 31, 2022, 2021 and 2020, respectively. The IAM Pension Fund reported $507 million in employers’ contributions for the year ended December 31, 2021, which is the most recent year for which such information is available. For 2021, our contributions represented more than 5% of total contributions to the IAM Pension Fund.
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
10. Accumulated Other Comprehensive Loss
The components of AOCI are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Provision (1)		Total
Balance at December 31, 2020	$(6,236)	$(2)	$(865)		$(7,103)
Other comprehensive income (loss) before reclassifications	1,297	—	(293)		1,004
Amounts reclassified from AOCI	203	—	(46)	(2)	157
Net current-period other comprehensive income (loss)	1,500	—	(339)		1,161
Balance at December 31, 2021	(4,736)	(2)	(1,204)		(5,942)
Other comprehensive income (loss) before reclassifications	1,618	(4)	(365)		1,249
Amounts reclassified from AOCI	140	—	(32)	(2)	108
Net current-period other comprehensive income (loss)	1,758	(4)	(397)		1,357
Balance at December 31, 2022	$(2,978)	$(6)	$(1,601)		$(4,585)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on our consolidated statements of operations.
Reclassifications out of AOCI for the years ended December 31, 2022 and 2021 are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the consolidated statements of operations
	Year Ended December 31,
AOCI Components	2022	2021
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$11	$11	Nonoperating other income, net
Actuarial loss	97	146	Nonoperating other income, net
Total reclassifications for the period, net of tax	$108	$157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Amounts allocated to other comprehensive income (loss) for income taxes will remain in AOCI until we cease all related activities, such as termination of the pension plan.
11. Commitments, Contingencies and Guarantees
(a) Aircraft, Engine and Other Purchase Commitments
Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2022 are expected to be as follows (approximately, in millions):

	2023	2024	2025	2026	2027	2028 and Thereafter	Total
Payments for aircraft and engine commitments (1)	$1,485	$2,678	$3,896	$3,214	$988	$65	$12,326

(1)These amounts are net of purchase deposits currently held by the manufacturers. Our purchase deposits held by all manufacturers totaled $613 million and $517 million as of December 31, 2022 and 2021, respectively.
Due to the uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the manufacturer and regulatory concerns.
Additionally, the amounts in the table exclude four Boeing 787-8 aircraft scheduled to be delivered in 2023 and five Boeing 787-9 aircraft scheduled to be delivered in 2024, for which we have obtained committed lease financing. See Note 5 for information regarding this operating lease commitment.
Additionally, we have purchase commitments related to aircraft fuel, flight equipment maintenance, information technology support and construction projects as follows (approximately): $5.7 billion in 2023, $3.0 billion in 2024, $1.7 billion in 2025, $231 million in 2026, $126 million in 2027 and $941 million in 2028 and thereafter. These amounts exclude obligations under certain fuel offtake agreements or other agreements for which the timing of the related expenditure is uncertain, or which are subject to material contingencies, such as the construction of a production facility.
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
As of December 31, 2022, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2023 to 2033, with rights of American to extend the respective terms of certain agreements.
As of December 31, 2022, American’s minimum obligations under its capacity purchase agreements with third-party regional carriers are as follows (approximately, in millions):

	2023	2024	2025	2026	2027	2028 and Thereafter	Total
Minimum obligations under capacity purchase agreements with third-party regional carriers (1)	$1,791	$1,950	$1,866	$1,298	$944	$1,399	$9,248

(1)Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. Excludes rental payments under operating leases for certain aircraft flown under these capacity purchase agreements, which are reflected in the operating lease obligations in Note 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(c) Airport Redevelopment
Los Angeles International Airport (LAX)
From time to time, airports where we have operations engage in construction projects, often substantial, that result in new or improved facilities that are ultimately funded through increases in the rent and other occupancy costs payable by airlines using the airport. Unlike this construction and funding model, we are managing a project at LAX where we have legal title to the assets during construction. In 2018, we executed a lease agreement with Los Angeles World Airports (LAWA), which owns and operates LAX, in connection with a $1.6 billion modernization project related to LAX Terminals 4 and 5. Construction, which started in October 2018 and is expected to be completed in 2028, will occur in a phased approach. The modernization project will include a unified departure hall to the entranceway of Terminals 4 and 5, reconfigured ticket counter and check-in areas with seamless access to security screening areas, 10 new security screening lanes with automated technology in addition to the existing Terminal 5 lanes, and a new Terminal 4 South concourse with more open and upgraded amenities at gate areas. The project will also include renovated break rooms, multi-use meeting rooms and team gathering spaces throughout the terminals to support our team members at LAX. In 2022, American completed construction of the Terminal 4 and 5 core, which provides a central location between the terminals and allows direct access to the check-in lobby and baggage claim in Terminal 5.
As each phase is completed and ready for use, the assets will be sold and transferred to LAWA, including the site improvements and non-proprietary improvements. As we control the assets during construction, they are recognized on our balance sheet until the assets are sold and transferred to LAWA. As of December 31, 2022, we have incurred approximately $579 million in costs relating to the LAX modernization project, of which $241 million were incurred in 2022 and have been included within operating property and equipment on our consolidated balance sheets and included within airport construction projects, net of reimbursements on our consolidated statements of cash flows. As of December 31, 2022, we have sold and transferred $176 million of non-proprietary improvements to LAWA, of which $44 million occurred during 2022. For non-proprietary improvements which are not yet ready for use, any cash payments received from LAWA will be reflected as a financial liability. As of December 31, 2022, we have received $141 million in cash proceeds for non-proprietary improvements which are not yet ready for use, and therefore have not been sold and transferred back to LAWA. These proceeds are currently included in other accrued liabilities and noncurrent other liabilities on our consolidated balance sheet and are reflected as financing activities on our consolidated statement of cash flows.
JFK
In January 2020, American and British Airways announced the start of construction projects to upgrade New York's JFK Terminal 8. The renovation projects at Terminal 8 include: (i) the reconfiguration or elimination of certain existing gates and the construction of widebody gates, (ii) the construction of approximately 51,000 square feet of new terminal building space and the refurbishment of 73,300 square feet of existing terminal space, (iii) the expansion of the baggage system capacity of Terminal 8, (iv) improvements to the premium passenger lounges, check-in and, potentially, security access areas, and (v) bathroom refreshment, new signage, and other upgrades. The construction project is substantially complete and remaining construction on the baggage handling system expansion and bathroom refurbishments are expected to be fully completed in early 2023. As of December 31, 2022, we have incurred $348 million in construction costs to upgrade Terminal 8, of which $172 million was incurred in 2022. These costs have been included in airport construction projects, net of reimbursements on our consolidated statements of cash flows.
(d) Off-Balance Sheet Arrangements
Pass-Through Trusts
American currently has 352 owned aircraft and 60 owned spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of the spare engine EETCs, the trusts allow American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines. The equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2022, $9.2 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
Letters of Credit and Other
We provide financial assurance, such as letters of credit and surety bonds, primarily to support airport commitments. As of December 31, 2022, we had $218 million of letters of credit and surety bonds securing various obligations, of which $100 million is collateralized with our restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2026.
(e) Legal Proceedings
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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The complaint named as defendants US Airways Group, US Airways, Inc., AMR Corporation and American, alleged that the effect of the merger of US Airways Group and AMR Corporation (the Merger) may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in our favor. On March 25, 2022, the U.S. District Court for the Southern District of New York entered judgment affirming the Bankruptcy Court's decision. On April 21, 2022, plaintiffs appealed that decision to the United States Court of Appeals for the Second Circuit. The appeal is fully briefed and scheduled for oral argument on March 13, 2023. We believe this lawsuit is without merit and intend to continue to vigorously defend against it, including against any further appeals by the plaintiffs.
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice (the DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) in the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). The parties presented their respective cases in a bench trial that commenced on September 27, 2022. Closing arguments from both parties were presented on November 18, 2022. A decision is expected in the first quarter of 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Also on September 21, 2021, the United States Department of Transportation (DOT) published a Clarification Notice relating to the agreement that had been reached between the DOT, American, and JetBlue in January 2021, at the conclusion of the DOT’s review of the NEA (DOT Agreement). The DOT Clarification Notice stated, among other things, that the DOT Agreement remains in force during the pendency of the DOJ action against the NEA and, while the DOT retains independent statutory authority to prohibit unfair methods of competition in air transportation, the DOT intends to defer to the DOJ to resolve the antitrust concerns that the DOJ has identified with respect to the NEA. The DOT simultaneously published a Notice Staying Proceeding in relation to a complaint by Spirit Airlines, Inc. regarding the NEA, pending resolution of the DOJ action described above. On September 30, 2022, the DOT issued a further statement referencing the prior Clarification Notice and, among other things, indicating its intention to continue working with the DOJ in its efforts to resolve the ongoing proceedings regarding the NEA.
Private Party Antitrust Actions Related to the Northeast Alliance. On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against American and JetBlue in the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. In February 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the District of Massachusetts and the Eastern District of New York, respectively. We believe these lawsuits are without merit and are defending against them vigorously.
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
Our loan agreements and certain other financing transactions may obligate us to reimburse the applicable lender for incremental costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, our loan agreements and other financing arrangements typically contain a withholding tax provision that requires us to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
American is required to make principal and interest payments for certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment, which are leased to American. The payment of principal and interest of certain special facility revenue bonds is guaranteed by AAG. As of December 31, 2022, the remaining lease payments through 2035 guaranteeing the principal and interest on these bonds are $538 million and the current carrying amount of the associated operating lease liability in the accompanying consolidated balance sheet is $321 million.
As of December 31, 2022, AAG had issued guarantees covering approximately $18.3 billion of American’s secured debt (and interest thereon), including the Credit Facilities, the AAdvantage Financing, certain EETC financings and $1.1 billion of American’s special facility revenue bonds (and interest thereon).
(g) Credit Card Processing Agreements
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. Our agreements allow these credit card processing companies, under certain conditions, to hold an amount of our cash (referred to as a holdback) equal to all or a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. These holdback requirements can be implemented at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in our financial condition or the triggering of a liquidity covenant. These credit card processing companies are not currently entitled to maintain any holdbacks. The imposition of holdback requirements would reduce our liquidity.
(h) Labor Negotiations
As of December 31, 2022, we employed approximately 129,700 active full-time equivalent (FTE) employees, of which 27,700 were employed by our wholly-owned regional subsidiaries. Of the total active FTE employees, 87% are covered by collective bargaining agreements (CBAs) with various labor unions and 48% are covered by CBAs that are currently amendable or that will become amendable within one year. CBAs covering our mainline pilots, flight attendants and passenger service are now amendable. The CBAs covering certain employee groups at our wholly-owned regional subsidiaries are also amendable.
12. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Non-cash investing and financing activities:
Equity investments	$12	$88	$—
Settlement of bankruptcy obligations	—	(1)	56
Deferred financing costs paid through issuance of debt	—	—	17
Supplemental information:
Interest paid, net	1,852	1,632	944
Income taxes paid	2	3	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
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
See Note 1(m) for our passenger revenue by geographic region. Our tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.
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
For the years ended December 31, 2022, 2021 and 2020, we recorded $78 million, $98 million and $91 million, respectively, of share-based compensation costs principally in salaries, wages and benefits expense on our consolidated statements of operations.
During 2022, 2021 and 2020, we withheld approximately 1.2 million, 1.0 million and 0.7 million shares of AAG common stock, respectively, and paid approximately $21 million, $18 million and $15 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.
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
RSU award activity for all plans for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2019	5,187	$37.01
Granted	5,883	22.07
Vested and released	(2,268)	39.46
Forfeited	(920)	29.78
Outstanding at December 31, 2020	7,882	$23.66
Granted	5,525	18.34
Vested and released	(3,314)	25.58
Forfeited	(692)	18.78
Outstanding at December 31, 2021	9,401	$20.17
Granted	5,882	15.93
Vested and released	(4,131)	21.04
Forfeited	(889)	18.04
Outstanding at December 31, 2022	10,263	$17.51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
As of December 31, 2022, there was $99 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $70 million, $62 million and $51 million, respectively.
15. Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Additions Charged to Statement of Operations Accounts	Deductions	Balance at End of Year
Allowance for obsolescence of spare parts
Year ended December 31, 2022	$634	$96	$(114)	$616
Year ended December 31, 2021	490	177	(33)	634
Year ended December 31, 2020	784	100	(394)	490
16. Subsequent Events
2013 Term Loan Facility Refinancing
In February 2023, American and AAG entered into the Seventh Amendment to Amended and Restated Credit and Guaranty Agreement (the Seventh Amendment) to the 2013 Credit Agreement, pursuant to which American extended the maturity date of all remaining term loans outstanding under the 2013 Term Loan Facility to February 2028 from June 2025. The Seventh Amendment also amended certain other terms of the 2013 Credit Agreement, including the interest rate for the 2013 Term Loan Facility, amortization schedule, the requirements for delivery of appraisals and certain covenants relating to dispositions of collateral. Additionally, the Seventh Amendment transitioned the benchmark interest rate from LIBOR to SOFR. As a result, the 2013 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.75% or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus the SOFR adjustment applicable to such interest period and an applicable margin of 2.75%. After giving effect to the issuance of the 7.25% Senior Secured Notes (as discussed below) and the application of the proceeds therefrom, there was $1.0 billion aggregate principal outstanding under the 2013 Term Loan Facility.
7.25% Senior Secured Notes
In February 2023, American issued $750 million aggregate principal amount of 7.25% senior secured notes due 2028 (the 7.25% Senior Secured Notes). The 7.25% Senior Secured Notes bear interest at a rate of 7.25% per annum (subject to increase if the collateral coverage ratio described below is not met). Interest on the 7.25% Senior Secured Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2023. The 7.25% Senior Secured Notes will mature on February 15, 2028. The obligations of American under the 7.25% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG. American used the proceeds from the offering of the 7.25% Senior Secured Notes, together with cash on hand, to repay a portion of the term loans outstanding under the 2013 Term Loan Facility and to pay related fees and expenses.
The 7.25% Senior Secured Notes were issued pursuant to an indenture, dated as of February 15, 2023 (the 7.25% Senior Secured Notes Indenture), by and among American, AAG and Wilmington Trust, National Association, as trustee and collateral agent (the 7.25% Senior Secured Notes Trustee). The 7.25% Senior Secured Notes are American’s senior secured obligations and are secured on a first lien basis by security interests in certain assets, rights and properties that American uses to provide non-stop scheduled air carrier services between certain airports in the United States and airports in countries in South America and New Zealand (the 7.25% Senior Secured Notes Collateral). The 7.25% Senior Secured Notes Collateral presently secures (and will continue to secure), on a first lien, pari passu basis with the 7.25% Senior Secured Notes, the 2013 Credit Facilities under the 2013 Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
American may redeem the 7.25% Senior Secured Notes, in whole at any time or in part from time to time prior to February 15, 2025, at a redemption price equal to 100% of the principal amount of the 7.25% Senior Secured Notes to be redeemed, plus a “make-whole” premium, plus any accrued and unpaid interest thereon to but excluding the date of redemption. At any time on or after February 15, 2025, American may redeem all or any of the 7.25% Senior Secured Notes in whole at any time, or in part from time to time, at the redemption prices described under the 7.25% Senior Secured Notes Indenture, plus any accrued and unpaid interest thereon to but excluding the date of redemption. In addition, at any time prior to February 15, 2025, American may redeem up to 40% of the original aggregate principal amount of the 7.25% Senior Secured Notes (calculated after giving effect to any issuance of additional notes) with the net cash proceeds of certain equity offerings, at a redemption price equal to 107.250% of the aggregate principal amount of the 7.25% Senior Secured Notes to be redeemed, plus any accrued and unpaid interest thereon to but excluding the date of redemption.
Further, if certain change of control transactions occur, each holder of 7.25% Senior Secured Notes may require American to repurchase the 7.25% Senior Secured Notes in whole or in part at a repurchase price of 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to but not including the repurchase date.
American is required to deliver an appraisal of the 7.25% Senior Secured Notes Collateral and officer’s certificate twice a year demonstrating the calculation of a collateral coverage ratio in relation to the 7.25% Senior Secured Notes Collateral (the 7.25% Senior Secured Notes Collateral Coverage Ratio) as of the date of delivery of the appraisal for the applicable period. If the 7.25% Senior Secured Notes Collateral Coverage Ratio is less than 1.6 to 1.0 as of the date of delivery of the appraisal for the applicable period, then, subject to a cure period in which additional collateral can be provided or debt repaid such that American meets the required 7.25% Senior Secured Notes Collateral Coverage Ratio, American will be required to pay special interest in an additional amount equal to 2.0% per annum of the principal amount of the 7.25% Senior Secured Notes until the 7.25% Senior Secured Notes Collateral Coverage Ratio is established to be at least 1.6 to 1.0.

ITEM 8B. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES, INC.
Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
American Airlines, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Airlines, Inc. and subsidiaries (American) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholder’s equity, for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), American’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of American’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over realizability of tax operating loss and other carryforwards
As discussed in Notes 1(j) and 5 to the consolidated financial statements, American had $4.5 billion of tax operating loss and other carryforwards, which are recorded as deferred tax assets at December 31, 2022. Deferred tax assets are recognized related to tax operating loss and other carryforwards that will reduce future taxable income. American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. In evaluating the need for a valuation allowance, management considers all available positive and negative evidence.
We identified the evaluation of the sufficiency of audit evidence over the realizability of tax operating loss and other carryforwards as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment in order to assess the extent of procedures performed in assessing the realizability of the tax operating loss and other carryforwards.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to American’s deferred tax asset valuation allowance process, including controls related to the realizability of tax operating loss and other carryforwards. We evaluated positive and negative evidence used in assessing whether the tax operating loss and other carryforwards were more likely than not to be realized in the future. We evaluated the reasonableness of management’s projections of future profitability considering historical profitability of American, and consistency with industry data. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the application of tax law. We assessed the sufficiency of audit evidence obtained over the realizability of the tax operating loss and other carryforwards by evaluating the cumulative results of the audit procedures.
/s/    KPMG LLP

We have served as American’s auditor since 2014.
Dallas, Texas
February 22, 2023

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating revenues:
Passenger	$44,568	$26,063	$14,518
Cargo	1,233	1,314	769
Other	3,164	2,503	2,048
Total operating revenues	48,965	29,880	17,335
Operating expenses:
Aircraft fuel and related taxes	13,791	6,792	3,402
Salaries, wages and benefits	12,965	11,811	11,224
Regional expenses	4,345	3,111	2,746
Maintenance, materials and repairs	2,684	1,979	1,585
Other rent and landing fees	2,730	2,619	2,004
Aircraft rent	1,395	1,425	1,341
Selling expenses	1,815	1,098	666
Depreciation and amortization	1,969	2,019	2,040
Special items, net	193	(4,006)	(657)
Other	5,425	3,993	3,208
Total operating expenses	47,312	30,841	27,559
Operating income (loss)	1,653	(961)	(10,224)
Nonoperating income (expense):
Interest income	349	34	337
Interest expense, net	(1,872)	(1,642)	(1,171)
Other income, net	324	292	155
Total nonoperating expense, net	(1,199)	(1,316)	(679)
Income (loss) before income taxes	454	(2,277)	(10,903)
Income tax provision (benefit)	116	(500)	(2,453)
Net income (loss)	$338	$(1,777)	$(8,450)
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$338	$(1,777)	$(8,450)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	1,354	1,153	(771)
Investments	(3)	—	—
Total other comprehensive income (loss), net of tax	1,351	1,153	(771)
Total comprehensive income (loss)	$1,689	$(624)	$(9,221)
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$429	$265
Short-term investments	8,523	12,155
Restricted cash and short-term investments	995	990
Accounts receivable, net	2,117	1,484
Receivables from related parties, net	6,588	5,547
Aircraft fuel, spare parts and supplies, net	2,157	1,692
Prepaid expenses and other	798	579
Total current assets	21,607	22,712
Operating property and equipment
Flight equipment	39,359	37,520
Ground property and equipment	9,479	8,966
Equipment purchase deposits	613	517
Total property and equipment, at cost	49,451	47,003
Less accumulated depreciation and amortization	(19,569)	(17,770)
Total property and equipment, net	29,882	29,233
Operating lease right-of-use assets	8,033	7,810
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $827 and $786, respectively	2,059	1,988
Deferred tax asset	2,893	3,408
Other assets	1,759	1,903
Total other assets	10,802	11,390
Total assets	$70,324	$71,145
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,267	$1,742
Accounts payable	2,071	1,630
Accrued salaries and wages	1,529	1,385
Air traffic liability	6,745	6,087
Loyalty program liability	3,169	2,896
Operating lease liabilities	1,449	1,496
Other accrued liabilities	2,852	2,628
Total current liabilities	21,082	17,864
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	27,155	30,352
Pension and postretirement benefits	2,811	5,020
Loyalty program liability	5,976	6,239
Operating lease liabilities	6,512	6,578
Other liabilities	1,195	1,266
Total noncurrent liabilities	43,649	49,455
Commitments and contingencies (Note 10)
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,230	17,152
Accumulated other comprehensive loss	(4,690)	(6,041)
Retained deficit	(6,947)	(7,285)
Total stockholder’s equity	5,593	3,826
Total liabilities and stockholder’s equity	$70,324	$71,145
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$338	$(1,777)	$(8,450)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,238	2,282	2,313
Special items, net non-cash	227	83	1,588
Pension and postretirement	(404)	(320)	(319)
Deferred income tax provision (benefit)	122	(500)	(2,453)
Share-based compensation	75	95	91
Net gains from sale of property and equipment and sale-leaseback transactions	(3)	(26)	(98)
Other, net	(45)	24	14
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(636)	(290)	595
Decrease (increase) in other assets	(744)	(370)	42
Increase (decrease) in accounts payable and accrued liabilities	549	335	(619)
Increase (decrease) in air traffic liability	658	1,454	(51)
Decrease (increase) in receivables from related parties, net	(1,044)	1,857	4,134
Increase (decrease) in loyalty program liability	10	(60)	580
Contributions to pension plans	(4)	(247)	(6)
Increase (decrease) in other liabilities	(8)	650	1,210
Net cash provided by (used in) operating activities	1,329	3,190	(1,429)
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(2,489)	(169)	(1,922)
Airport construction projects, net of reimbursements	(360)	(204)	(173)
Proceeds from sale-leaseback transactions	86	181	665
Proceeds from sale of property and equipment	61	192	351
Sales of short-term investments	14,972	13,923	2,803
Purchases of short-term investments	(11,257)	(19,454)	(5,874)
Decrease (increase) in restricted short-term investments	1	(401)	(308)
Purchase of equity investments	(321)	(28)	—
Other investing activities	—	15	150
Net cash provided by (used in) investing activities	693	(5,945)	(4,308)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(2,991)	(7,320)	(3,029)
Proceeds from issuance of long-term debt	1,069	10,209	8,959
Deferred financing costs	(2)	(207)	(85)
Other financing activities	77	88	—
Net cash provided by (used in) financing activities	(1,847)	2,770	5,845
Net increase in cash and restricted cash	175	15	108
Cash and restricted cash at beginning of year	400	385	277
Cash and restricted cash at end of year (a)	$575	$400	$385

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:

Cash	$429	$265	$231
Restricted cash included in restricted cash and short-term investments	146	135	154
Total cash and restricted cash	$575	$400	$385
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at December 31, 2019	$—	$16,903	$(6,423)	$2,942	$13,422
Net loss	—	—	—	(8,450)	(8,450)
Other comprehensive loss, net	—	—	(771)	—	(771)
Share-based compensation expense	—	91	—	—	91
Intercompany equity transfer	—	56	—	—	56
Balance at December 31, 2020	—	17,050	(7,194)	(5,508)	4,348
Net loss	—	—	—	(1,777)	(1,777)
Other comprehensive income, net	—	—	1,153	—	1,153
Share-based compensation expense	—	95	—	—	95
Intercompany equity transfer	—	7	—	—	7
Balance at December 31, 2021	—	17,152	(6,041)	(7,285)	3,826
Net income	—	—	—	338	338
Other comprehensive income, net	—	—	1,351	—	1,351
Share-based compensation expense	—	75	—	—	75
Intercompany equity transfer	—	3	—	—	3
Balance at December 31, 2022	$—	$17,230	$(4,690)	$(6,947)	$5,593
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
(b) Government Assistance
Payroll Support Programs
During 2020 and 2021, American, Envoy Air Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA and together with American, Envoy and Piedmont, the Subsidiaries) entered into payroll support program agreements (PSP Agreements) with the U.S. Department of Treasury (Treasury) pursuant to the payroll support program established under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) (PSP1), the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law) (PSP2) and the payroll support program established under the American Rescue Plan Act of 2021 (ARP) (PSP3). The aggregate amount of financial assistance received was approximately $12.8 billion, and as partial compensation to the U.S. Government for the provision of financial assistance provided under each of these programs, AAG issued promissory notes and warrants to Treasury.
The table below provides a summary of the financial assistance received and the promissory notes and the warrants issued under each program (in millions, except exercise price amounts):

Program	Closing Date	PSP Financial Assistance	Promissory Notes (1)	PSP Warrants	Total	Warrants Issued (Shares) (2)	Exercise Price of Warrants
PSP1	April 20, 2020	$4,138	$1,757	$63	$5,958	14.0	$12.51
PSP2	January 15, 2021	2,427	1,030	76	3,533	6.6	15.66
PSP3	April 23, 2021	2,290	959	46	3,295	4.4	21.75
Total		$8,855	$3,746	$185	$12,786	25.0

(1)See Note 3 for further information on the promissory notes issued.
(2)The payroll support program warrants (PSP Warrants) are subject to certain anti-dilution provisions, do not have any voting rights and are freely transferable, with registration rights. Each warrant expires on the fifth anniversary of the date of issuance, with expiration dates ranging from April 2025 to June 2026, and will be exercisable either through net share settlement or cash, at AAG’s option. The warrants were issued solely as compensation to the U.S. Government related to entry into the PSP Agreements. No separate proceeds (apart from the financial assistance described below) were received upon issuance of the warrants or will be received upon exercise thereof.
In connection with the PSP Agreements entered into with Treasury, AAG and the Subsidiaries were required to comply with the relevant provisions of the CARES Act, the PSP Extension Law, and the ARP, which included the requirement that funds provided pursuant to these programs be used exclusively for the continuation of payment of eligible employee wages, salaries and benefits, the prohibition against involuntary furloughs and reductions in employee pay rates and benefits, the requirement that certain levels of commercial air service be maintained, provisions that prohibited the repurchase of AAG common stock and the payment of common stock dividends as well as provisions that restrict the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
payment of certain executive compensation. As of December 31, 2022, all of these provisions have expired except for those related to the payment of certain executive compensation, which expire on April 1, 2023.
For accounting purposes, the $12.8 billion of aggregate financial assistance received pursuant to the PSP Agreements was allocated to the promissory notes, warrants and other financial assistance (PSP Financial Assistance). The aggregate principal amount of the promissory notes was recorded as unsecured long-term debt and the total fair value of the warrants, estimated using a Black-Scholes option pricing model, was recorded in stockholders’ deficit in AAG’s consolidated balance sheets. The remaining amounts were recognized in 2020 and 2021 as a credit to special items, net in the consolidated statements of operations over the period which the continuation of payment of eligible employee wages, salaries and benefits was required.
Treasury Loan Agreement
On September 25, 2020 (the Treasury Loan Closing Date), AAG and American entered into a Loan and Guarantee Agreement (the Treasury Loan Agreement) with Treasury, which provided for a secured term loan facility (the Treasury Term Loan Facility) that permitted American to borrow up to $5.5 billion. Subsequently, on October 21, 2020, AAG and American entered into an amendment to the Treasury Loan Agreement which increased the borrowing amount to up to $7.5 billion. In connection with AAG’s entry into the Treasury Loan Agreement, on the Treasury Loan Closing Date, AAG also entered into a warrant agreement (the Treasury Loan Warrant Agreement) with Treasury.
In September 2020, American borrowed $550 million under the Treasury Term Loan Facility and on March 24, 2021, used a portion of the proceeds from the AAdvantage Financing to prepay in full the $550 million of outstanding loans under the Treasury Term Loan Facility and terminated the Treasury Loan Agreement. Pursuant to the Treasury Loan Agreement, AAG issued to Treasury warrants (Treasury Loan Warrants) to purchase up to an aggregate of approximately 4.4 million shares of AAG common stock (the Treasury Loan Warrant Shares), which expire in September 2025. The exercise price of the Treasury Loan Warrant Shares is $12.51 per share, subject to certain anti-dilution provisions provided for in the Treasury Loan Warrant Agreement. For accounting purposes, the fair value for the Treasury Loan Warrant Shares, estimated using a Black-Scholes option pricing model, was recorded in stockholders' deficit in AAG’s consolidated balance sheet with an offsetting debt discount to the Treasury Term Loan Facility in American’s consolidated balance sheet. The provisions of the Treasury Loan Warrants are substantially similar to the PSP Warrants.
(c) Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2022-06: Deferral of the Sunset Date of Topic 848
ASU 2020-04 provides optional temporary guidance for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Topic 848 is effective as of March 12, 2020 through December 31, 2022; however, because the intended cessation date of LIBOR was deferred to June 30, 2023, ASU 2022-06 was issued in December 2022 to extend the current relief in Topic 848 through December 31, 2024. American will adopt Topic 848 when its relevant contracts are modified upon transition to alternative reference rates and American does not expect the application of Topic 848 to have a material impact on its consolidated financial statements.
(d) Investments
Short-term investments primarily include debt securities and are classified as available-for-sale and stated at fair value. Realized gains and losses are recorded in nonoperating other income, net on American’s consolidated statements of operations. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on American’s consolidated balance sheets. For investments in an unrealized loss position, American determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. There have been no credit losses.
Equity investments are accounted for under the equity method if American is able to exercise significant influence over an investee. Equity investments for which American does not have significant influence are recorded at fair value or at cost, if fair value is not readily determinable, with adjustments for observable changes in price or impairments (referred to as the measurement alternative). American’s share of equity method investees’ financial results and changes in fair value are recorded in nonoperating other income, net on the consolidated statements of operations. See Note 7 for additional information related to American’s equity investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(e) Restricted Cash and Short-term Investments
American has restricted cash and short-term investments related primarily to collateral held to support workers’ compensation obligations, collateral associated with the AAdvantage Financing and money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at John F. Kennedy International Airport (JFK).
(f) Accounts Receivable, Net
Accounts receivable primarily consist of amounts due from credit card processing companies for tickets sold to individual passengers, amounts due from airline and non-airline business partners, including American’s co-branded credit card partners and cargo customers. Receivables from ticket sales are short-term, mostly settled within seven days after sale. Receivables from American’s business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of December 31, 2022 and 2021. American considers past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.
(g) Aircraft Fuel, Spare Parts and Supplies, Net
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
(h) Operating Property and Equipment
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
Total depreciation and amortization expense was $2.2 billion for the year ended December 31, 2022 and $2.3 billion for each of the years ended December 31, 2021 and 2020.
American assesses impairment of operating property and equipment when events and circumstances indicate that the assets may be impaired. An impairment of an asset or group of assets exists only when the sum of the estimated undiscounted cash flows expected to be generated directly by the assets are less than the carrying value of the assets. American groups assets principally by fleet-type when estimating future cash flows, which is generally the lowest level for which identifiable cash flows exist. Estimates of future cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, including American’s current fleet plan. If such assets are impaired, the impairment charge recognized is the amount by which the carrying value of the assets exceed their fair value. Fair value reflects management’s best estimate including inputs from published pricing guides and bids from third parties as well as contracted sales agreements when applicable. In 2022, American recorded $149 million in non-cash special impairment charges to write down the carrying value of its retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(i) Leases
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
(j) Income Taxes
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
American provides a valuation allowance for its deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s assessment of future profitability, including conditions which are beyond American’s control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. American has determined that positive factors outweigh negative factors in the determination of the realizability of its deferred tax assets.
(k) Goodwill
Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the 2013 merger with US Airways Group, Inc. (US Airways Group). American has one reporting unit. American assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of goodwill may be lower than the carrying value. American’s annual assessment date is October 1.
Goodwill is assessed for impairment by initially performing a qualitative assessment. If American determines that it is more likely than not that its goodwill may be impaired, it uses a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. Based upon American’s annual assessment, there was no goodwill impairment in 2022. The carrying value of American’s goodwill on its consolidated balance sheets was $4.1 billion as of December 31, 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(l) Other Intangibles, Net
Intangible assets consist primarily of certain domestic airport slots and gate leasehold rights, customer relationships, marketing agreements, commercial agreements, international slots and route authorities and tradenames.
Definite-Lived Intangible Assets
Definite-lived intangible assets are originally recorded at their acquired fair values, subsequently amortized over their respective estimated useful lives and are assessed for impairment whenever events and circumstances indicate that the assets may be impaired.
The following table provides information relating to American’s amortizable intangible assets as of December 31, 2022 and 2021 (in millions):

	December 31,
	2022	2021
Domestic airport slots	$365	$365
Customer relationships	300	300
Marketing agreements	105	105
Tradenames	35	35
Airport gate leasehold rights	137	137
Accumulated amortization	(827)	(786)
Total	$115	$156
Certain domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. Certain marketing agreements were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately 30 years. Customer relationships and tradenames are fully amortized.
American recorded amortization expense related to these intangible assets of $41 million for each of the years ended December 31, 2022, 2021 and 2020. American expects to record annual amortization expense for these intangible assets as follows (in millions):

2023	$7
2024	7
2025	7
2026	6
2027	6
2028 and thereafter	82
Total	$115
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets include certain domestic airport slots, international slots and route authorities and in 2022, American’s commercial agreement with GOL Linhas Aéreas Inteligentes S.A. (GOL). American assesses indefinite-lived intangible assets for impairment annually or more frequently if events or circumstances indicate that the fair values of indefinite-lived intangible assets may be lower than their carrying values. American’s annual assessment date is October 1.
Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. If American determines that it is more likely than not that its indefinite-lived intangible assets may be impaired, American uses a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. Based upon American’s annual assessment, there were no material indefinite-lived intangible asset impairments in 2022. American had $1.9 billion and $1.8 billion of indefinite-lived intangible assets on its consolidated balance sheets as of December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(m) Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Year Ended December 31,
	2022	2021	2020
Passenger revenue:
Passenger travel	$41,425	$23,896	$13,456
Loyalty revenue - travel (1)	3,143	2,167	1,062
Total passenger revenue	44,568	26,063	14,518
Cargo	1,233	1,314	769
Other:
Loyalty revenue - marketing services	2,657	2,166	1,825
Other revenue	507	337	223
Total other revenue	3,164	2,503	2,048
Total operating revenues	$48,965	$29,880	$17,335

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners. See “Loyalty Revenue” below for further discussion on these mileage credits.
The following is American’s total passenger revenue by geographic region (in millions):

	Year Ended December 31,
	2022	2021	2020
Domestic	$32,911	$21,453	$11,765
Latin America	6,150	3,506	1,852
Atlantic	5,070	965	654
Pacific	437	139	247
Total passenger revenue	$44,568	$26,063	$14,518
American attributes passenger revenue by geographic region based upon the origin and destination of each flight segment.
Passenger Revenue
American recognizes all revenues generated from transportation on American and its regional flights operated under the brand name American Eagle, including associated baggage fees and other inflight services, as passenger revenue when transportation is provided. Ticket and other related sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on American’s consolidated balance sheets. The air traffic liability principally represents tickets sold for future travel on American and partner airlines.
The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. The estimate for tickets expected to expire unused is generally based on an analysis of American’s historical data. American has consistently applied this accounting method to estimate and recognize revenue from unused tickets at the date of travel. This estimate is periodically evaluated based on subsequent activity to validate its accuracy. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in passenger revenue during the period in which the evaluations are completed.
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
Mileage credits earned through travel
For mileage credits earned through travel, American applies a relative selling price approach whereby the total amount collected from each passenger ticket sale is allocated between the air transportation and the mileage credits earned. The portion of each passenger ticket sale attributable to mileage credits earned is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided. The estimated selling price of mileage credits is determined using an equivalent ticket value approach, which uses historical data, including award redemption patterns by geographic region and class of service, as well as similar fares as those used to settle award redemptions. The estimated selling price of mileage credits is adjusted for an estimate of mileage credits that will not be redeemed using a statistical model based on historical redemption patterns to develop an estimate of the likelihood of future redemption.
Mileage credits sold to co-branded credit cards and other partners
American sells mileage credits to participating airline partners and non-airline business partners, including American’s co-branded credit card partners, under contracts with remaining terms generally from one to seven years as of December 31, 2022. Consideration received from the sale of mileage credits is variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. American allocates the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
American’s most significant mileage credit partner agreements are its co-branded credit card agreements with Citi and Barclaycard US. American identified two revenue elements in these co-branded credit card agreements: the transportation component and the marketing component.
The transportation component represents the estimated selling price of future travel awards and is determined using the same equivalent ticket value approach described above. The portion of each mileage credit sold attributable to transportation is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided.
The marketing component includes the use of intellectual property, including the American brand and access to loyalty program member lists, which is the predominant element in these agreements, as well as advertising. American recognizes the marketing component in other revenue in the period of the mileage credit sale following the sales-based royalty method.
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
Other Revenue
Other revenue includes revenue associated with American’s loyalty program, which is comprised principally of the marketing component of mileage credit sales to co-branded credit card and other partners and other marketing related payments. The accounting and recognition for the loyalty program marketing services are discussed above in “Loyalty Revenue.” The remaining amounts included within other revenue relate to airport clubs, other commission revenue, advertising and vacation-related services.

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

	December 31,
	2022	2021
	(in millions)
Loyalty program liability	$9,145	$9,135
Air traffic liability	6,745	6,087
Total	$15,890	$15,222
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2021	$9,135
Deferral of revenue	3,221
Recognition of revenue (1)	(3,211)
Balance at December 31, 2022 (2)	$9,145

(1)Principally relates to revenue recognized from the redemption of mileage credits for both air and non-air travel awards. Mileage credits are combined in one homogenous pool and are not separately identifiable. As such, the revenue is comprised of mileage credits that were part of the loyalty program deferred revenue balance at the beginning of the period, as well as mileage credits that were issued during the period.
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of December 31, 2022, American’s current loyalty program liability was $3.2 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. In response to the COVID-19 pandemic, American extended the contract duration for certain tickets to September 30, 2022, principally those tickets which were issued in 2020 and 2021. Additionally, American extended the contract duration to December 31, 2022 for tickets to certain international destinations. For 2022, $4.8 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2021. Tickets issued in 2022 and thereafter are no longer subject to change fees which provides more flexibility for customers to change travel plans. Given this new flexibility offered to its customers, American’s estimate of revenue that will be recognized from the air traffic liability for future flown or unused tickets may be subject to variability and differ from historical experience.
(n) Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under certain flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.
(o) Selling Expenses
Selling expenses include credit card fees, commissions, third party distribution channel fees and advertising. Selling expenses associated with passenger revenue are expensed when the transportation or service is provided. Advertising costs are expensed as incurred. Advertising expense was $105 million for each of the years ended December 31, 2022 and 2021 and $57 million for the year ended December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(p) Share-based Compensation
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
(q) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other income, net within total nonoperating expense, net on American’s consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020, respectively, foreign currency losses were $38 million, $4 million and $24 million.
(r) Other Operating Expenses
Other operating expenses includes costs associated with aircraft food and catering, crew travel, ground and cargo handling, passenger accommodation, international navigation fees, aircraft cleaning and certain general and administrative expenses.
(s) Regional Expenses
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
Regional expenses for the years ended December 31, 2022, 2021, and 2020 include $269 million, $263 million and $273 million of depreciation and amortization, respectively, and $5 million, $6 million and $13 million of aircraft rent, respectively.
In 2022, 2021, and 2020, American recognized $592 million, $495 million and $438 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). American holds a 25% equity interest in Republic Airways Holdings Inc. (Republic Holdings), the parent company of Republic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
2. Special Items, Net
Special items, net on American’s consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Fleet impairment (1)	$149	$—	$1,484
Litigation reserve adjustments	37	(19)	—
PSP Financial Assistance (2)	—	(4,162)	(3,710)
Severance expenses (3)	—	168	1,408
Mark-to-market adjustments on bankruptcy obligations, net	—	(3)	(49)
Labor contract expenses (4)	—	—	228
Other operating special items, net	7	10	(18)
Mainline operating special items, net	193	(4,006)	(657)

PSP Financial Assistance (2)	—	(539)	(444)
Fleet impairment (1)	—	27	106
Regional operating special items, net	—	(512)	(338)
Operating special items, net	193	(4,518)	(995)

Mark-to-market adjustments on equity and other investments, net (5)	71	31	135
Debt refinancing, extinguishment and other, net	1	29	35
Nonoperating special items, net	72	60	170

Income tax special items, net	(9)	—	—

(1)Fleet impairment for 2022 included a non-cash impairment charge to write down the carrying value of American’s retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft.
Fleet impairment for 2021 and 2020 included charges resulting from the retirement of certain aircraft earlier than planned driven by the severe decline in air travel due to the COVID-19 pandemic. In 2021, American retired its remaining Embraer 140 fleet resulting in a non-cash write down of these regional aircraft. In 2020, American retired its entire Airbus A330-200, Boeing 757, Boeing 767, Airbus A330-300 and Embraer 190 fleets as well as certain Embraer 140 and Bombardier CRJ200 aircraft resulting in a $1.5 billion non-cash write down of mainline and regional aircraft and associated spare parts and $109 million in cash charges primarily for impairment of ROU assets and lease return costs.
(2)The PSP Financial Assistance represents recognition of a portion of the financial assistance received from Treasury pursuant to the payroll support programs established by the U.S. Government. See Note 1(b) for further information.
(3)Severance expenses include salary and medical costs primarily associated with certain team members who opted into voluntary early retirement programs offered as a result of reductions to American’s operation due to the COVID-19 pandemic.
(4)Labor contract expenses primarily related to one-time charges due to the ratification of a new contract with the Transport Workers Union and International Association of Machinists & Aerospace Workers (TWU-IAM Association) for American’s maintenance and fleet service team members, including signing bonuses and adjustments to vacation accruals resulting from pay rate increases.
(5)Mark-to-market adjustments on equity and other investments, net principally included net unrealized gains and losses associated with certain equity investments and certain other investments. See Note 7 for further information related to American’s equity investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
3. Debt
Long-term debt included on American’s consolidated balance sheets consisted of (in millions):

	December 31,
	2022	2021
Secured
2013 Term Loan Facility, variable interest rate of 6.14%, installments through 2025 (a)	$1,752	$1,770
2014 Term Loan Facility, variable interest rate of 6.14%, installments through 2027 (a)	1,196	1,208
December 2016 Term Loan Facility (a)	—	1,188
11.75% senior secured notes, interest only payments until due in July 2025 (b)	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026 (b)	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026 (b)	200	200
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026 (c)	3,500	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (c)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 8.99%, installments beginning in July 2023 through April 2028 (c)	3,500	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.74%, maturing from 2023 to 2034 (d)	9,175	9,357
Equipment loans and other notes payable, fixed and variable interest rates ranging from 3.33% to 8.01%, averaging 5.95%, maturing from 2023 to 2034 (e)	3,170	3,433
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036 (f)	1,050	1,129
Total long-term debt	30,043	31,785
Less: Total unamortized debt discount, premium and issuance costs	364	428
Less: Current maturities	3,059	1,568
Long-term debt, net of current maturities	$26,620	$29,789
As of December 31, 2022, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$736
2014 Revolving Facility	1,631
April 2016 Revolving Facility	446
Short-term Revolving and Other Facilities	220
Total	$3,033
As of December 31, 2022, American had an undrawn $150 million short-term revolving credit facility which expired in January 2023. American also had $70 million of available borrowing base under cargo receivables facility that was set to expire in December 2022, but which has been extended through December 2023.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
At December 31, 2022, the maturities of long-term debt are as follows (in millions):

2023	$3,059
2024	3,535
2025	7,817
2026	4,480
2027	4,515
2028 and thereafter	6,637
Total	$30,043
(a) 2013 and 2014 Credit Facilities, April 2016 Revolving Facility and December 2016 Credit Facilities
2013 Credit Facilities
In November 2019, American and AAG entered into the Sixth Amendment to Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015 (as previously amended, the 2013 Credit Agreement; the revolving credit facility established thereunder, the 2013 Revolving Facility; the term loan facility established thereunder, the 2013 Term Loan Facility; and the 2013 Revolving Facility together with the 2013 Term Loan Facility, the 2013 Credit Facilities), which reduced the total aggregate commitments under the 2013 Revolving Facility to $750 million from $1.0 billion. In addition, certain lenders party to the 2013 Credit Agreement extended the maturity date of a substantial portion of their commitments under the 2013 Revolving Facility to October 2024 from October 2023. As of December 31, 2022, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.
2014 Credit Facilities
In November 2019, American and AAG entered into the Seventh Amendment to Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement dated as of April 20, 2015 (as previously amended, the 2014 Credit Agreement; the revolving credit facility established thereunder, the 2014 Revolving Facility; the term loan facility established thereunder, the 2014 Term Loan Facility; and the 2014 Revolving Facility together with the 2014 Term Loan Facility, the 2014 Credit Facilities), which increased the total aggregate commitments under the 2014 Revolving Facility to $1.6 billion from $1.5 billion. In addition, certain lenders party to the 2014 Credit Agreement extended the maturity date of a substantial portion of their commitments under the 2014 Revolving Facility to October 2024 from October 2023.
In January 2020, American and AAG entered into the Eighth Amendment to the 2014 Credit Agreement, pursuant to which American refinanced the 2014 Term Loan Facility, increasing the total aggregate principal amount outstanding to $1.2 billion, reducing the LIBOR margin from 2.00% to 1.75%, with a LIBOR floor of 0%, and reducing the base rate margin from 1.00% to 0.75%. In addition, the maturity date for the 2014 Term Loan Facility was extended to January 2027 from October 2021. As of December 31, 2022, there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.
April 2016 Revolving Facility
In November 2019, American and AAG entered into the Fifth Amendment to Credit and Guaranty Agreement, amending the Credit and Guaranty Agreement dated as of April 29, 2016 (as previously amended, the April 2016 Credit Agreement; the revolving credit facility established thereunder, the April 2016 Revolving Facility), which increased the total aggregate commitments under the April 2016 Revolving Facility to $450 million from $300 million. In addition, certain lenders party to the April 2016 Credit Agreement extended the maturity date of a substantial portion of their commitments under the April 2016 Revolving Facility to October 2024 from October 2023. As of December 31, 2022, there were no borrowings outstanding under the April 2016 Revolving Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
December 2016 Credit Facilities
In December 2016, American and AAG entered into the Amended and Restated Credit and Guaranty Agreement, dated as of December 15, 2016 (as amended, the December 2016 Credit Agreement; the term loan facility established thereunder, the December 2016 Term Loan Facility; and together with the revolving credit facility contemplated but never established thereunder, the December 2016 Credit Facilities). In December 2022, American repaid in full the $1.2 billion aggregate principal amount of outstanding term loans under the December 2016 Term Loan Facility which was due to mature in December 2023 and terminated the December 2016 Credit Facilities.
Certain details of American’s 2013 and 2014 Credit Facilities (collectively referred to as the Credit Facilities) and April 2016 Revolving Facility are shown in the table below as of December 31, 2022:

	2013 Credit Facilities		2014 Credit Facilities
	2013 Term Loan	2013 Revolving Facility	2014 Term Loan	2014 Revolving Facility	April 2016 Revolving Facility
Aggregate principal issued or credit facility availability (in millions)	$1,919	$736	$1,280	$1,631	$446
Principal outstanding or drawn (in millions)	$1,752	$—	$1,196	$—	$—
Maturity date	June 2025	October 2024	January 2027	October 2024	October 2024
LIBOR margin	1.75%	2.00%	1.75%	2.00%	2.00%
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
Subject to certain limitations and exceptions, the Credit Facilities and April 2016 Revolving Facility are secured by collateral, including certain spare parts, slots, route authorities, simulators and leasehold rights. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities and April 2016 Revolving Facility are guaranteed by AAG. The Credit Facilities and April 2016 Revolving Facility contain events of default customary for similar financings, including cross default and cross-acceleration to other material indebtedness.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
(c) AAdvantage Financing
On March 24, 2021 (the AAdvantage Financing Closing Date), American and AAdvantage Loyalty IP Ltd., a Cayman Islands exempted company incorporated with limited liability and an indirect wholly-owned subsidiary of American (Loyalty Issuer and, together with American, the AAdvantage Issuers), completed the offering of $3.5 billion aggregate principal amount of 5.50% Senior Secured Notes due 2026 (the 2026 Notes) and $3.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2029 (the 2029 Notes, and together with the 2026 Notes, the AAdvantage Notes). The AAdvantage Notes are fully and unconditionally guaranteed on a senior unsecured basis by the SPV Guarantors and AAG.
Concurrent with the issuance of the AAdvantage Notes, the AAdvantage Issuers, as co-borrowers, entered into a term loan credit and guaranty agreement, dated March 24, 2021, providing for a $3.5 billion term loan facility (the AAdvantage Term Loan Facility and collectively with the AAdvantage Notes, the AAdvantage Financing) and pursuant to which the full $3.5 billion of term loans (the AAdvantage Loans) were drawn on the AAdvantage Financing Closing Date. The AAdvantage Loans are fully and unconditionally guaranteed (together with the AAdvantage Note Guarantees, the AAdvantage Guarantees) by the SPV Guarantors and AAG.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Subject to certain permitted liens and other exceptions, the AAdvantage Notes, AAdvantage Loans and AAdvantage Guarantees provided by the SPV Guarantors are secured by a first-priority security interest in, and pledge of, various agreements with respect to the AAdvantage program (the AAdvantage Agreements) (including all payments thereunder) and certain IP Licenses, certain deposit accounts that will receive cash under the AAdvantage Agreements, certain reserve accounts, the equity of each of Loyalty Issuer and the SPV Guarantors and substantially all other assets of Loyalty Issuer and the SPV Guarantors including American’s rights to certain data and other intellectual property used in the AAdvantage program (subject to certain exceptions) (collectively, the AAdvantage Collateral).
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
(d) EETCs
2021-1 Aircraft EETCs
In November 2021, American created two pass-through trusts which issued $960 million aggregate face amount of Series 2021-1 Class A and Class B EETCs (the 2021-1 Aircraft EETCs) in connection with the financing of 26 aircraft previously delivered or originally scheduled to be delivered to American through September 2022 (the 2021-1 Aircraft). In 2021, $94 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of five aircraft under the 2021-1 Aircraft EETCs, all of which was used to repay existing indebtedness. During 2022, $866 million of proceeds had been used to purchase equipment notes issued by American in connection with the financing of 21 aircraft under the 2021-1 Aircraft EETCs. As of December 31, 2022, there are no remaining proceeds held in escrow, and all proceeds have been used to purchase equipment notes issued by American. Interest and principal payments on equipment notes issued in connection with the 2021-1 Aircraft EETCs are payable semi-annually in January and July of each year. Interest payments began in July 2022 and principal payments began in January 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Certain information regarding the 2021-1 Aircraft EETC equipment notes, as of December 31, 2022, is set forth in the table below:

2021-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$758 million	$202 million
Fixed interest rate per annum	2.875%	3.95%
Maturity date	July 2034	July 2030
(e) Equipment Loans and Other Notes Payable Issued in 2022
In 2022, American entered into agreements under which it borrowed $205 million in connection with the financing of certain aircraft. Debt incurred under these agreements mature in 2034 and bear interest at variable rates (comprised of the Secured Overnight Financing Rate plus an applicable margin) averaging 6.77% as of December 31, 2022.
(f) Special Facility Revenue Bonds
In January 2020, American and British Airways announced the start of construction projects to upgrade New York's JFK Terminal 8. The construction project is expected to be fully completed in early 2023 and is estimated to cost $439 million, of which $298 million was funded with proceeds of the special facility revenue bonds issued by the New York Transportation Development Corporation (NYTDC) on behalf of American in June 2020 (the 2020 JFK Bonds) and approximately $84 million of which was funded with proceeds of the approximately $150 million of special facility revenue bonds NYTDC issued in June 2021 (the 2021 JFK Bonds).
American is required to pay debt service on the 2021 JFK Bonds through payments under a loan agreement with NYTDC (as amended), and American and AAG guarantee the 2021 JFK Bonds. American continues to pay debt service on the outstanding bonds issued by NYTDC on behalf of American in 2016 and 2020 (the 2016 and 2020 JFK Bonds) and American and AAG continue to guarantee the 2016 and 2020 JFK Bonds. American’s and AAG’s obligations under these guarantees are secured by a leasehold mortgage on American’s lease of Terminal 8 and related property from the Port Authority of New York and New Jersey.
The 2021 JFK Bonds, in aggregate, were priced at par value. The gross proceeds from the issuance of the 2021 JFK Bonds were approximately $150 million. Of this amount, $4 million was used to fund the costs of issuance of the 2021 JFK Bonds, $62 million was used to fund the redemption of the 2016 and 2020 JFK Bonds due August 2021, with the remaining amount of proceeds received held in restricted cash and short-term investments on the consolidated balance sheet and to be used to finance a portion of the cost of the renovation and expansion of Terminal 8. The 2021 JFK Bonds are comprised of term bonds, $70 million of which bear interest at 2.25% per annum and mature on August 1, 2026, and $80 million of which bear interest at 3.00% per annum and mature on August 1, 2031. As of December 31, 2022, $72 million of proceeds funded by the issuance of the 2020 and 2021 JFK Bonds are included in restricted cash and short-term investments on the accompanying consolidated balance sheet.
Guarantees
As of December 31, 2022, American had issued guarantees covering AAG’s $1.8 billion aggregate principal amount of the PSP1 Promissory Note due April 2030, $1.0 billion aggregate principal amount of the PSP2 Promissory Note due January 2031, $959 million aggregate principal amount of the PSP3 Promissory Note due April 2031, $1.0 billion aggregate principal amount of 6.50% convertible senior notes due July 2025 and $500 million aggregate principal amount of 3.75% senior notes due March 2025.
Certain Covenants
American’s debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of American to incur additional indebtedness. American’s debt agreements also contain customary change of control provisions, which may require it to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Certain of American’s debt financing agreements (including its secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV), collateral coverage or peak debt service coverage ratio covenants and certain agreements require American to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV, collateral coverage or peak debt service coverage ratio exceeds or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
falls below a specified threshold, as the case may be, American will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. Additionally, a significant portion of American’s debt financing agreements contain covenants requiring it to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and its AAdvantage Financing contains a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing.
Specifically, American is required to meet certain collateral coverage tests for its Credit Facilities, April 2016 Revolving Facility, 10.75% Senior Secured Notes and 11.75% Senior Secured Notes, as described below:

	2013 Credit Facilities	2014 Credit Facilities	April 2016 Revolving Facility	10.75% Senior Secured Notes	11.75% Senior Secured Notes
Frequency of Appraisals of Appraised Collateral	Annual	Annual	Annual	Annual	Semi-Annual
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	34.4%	17.8%	Not Applicable	7.2%	32.5%
Collateral Description	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate all services between the U.S. and South America	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and European Union (including London Heathrow)	Generally, certain spare parts	Generally, certain DCA slots, certain LGA slots, certain simulators and certain leasehold rights and, in the case of the IP Notes, certain intellectual property of American	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and the Caribbean, Central America and various other countries
At December 31, 2022, American was in compliance with the applicable collateral coverage tests as of the most recent measurement dates.
4. Leases
American leases certain aircraft and engines, including aircraft under capacity purchase agreements. As of December 31, 2022, American operated 722 leased aircraft, with remaining terms ranging from less than one year to 11 years.
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
The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$1,987	$1,998	$1,943
Finance lease cost:
Amortization of assets	135	107	92
Interest on lease liabilities	46	44	38
Variable lease cost	2,572	2,461	1,786
Total net lease cost	$4,740	$4,610	$3,859

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Included in the table above is $242 million, $190 million and $172 million of operating lease cost under American’s capacity purchase agreement with Republic for the years ended December 31, 2022, 2021 and 2020, respectively. American holds a 25% equity interest in Republic Holdings, the parent company of Republic.
Additionally, not included in the table above, American recognized $109 million in cash special charges in 2020 related to the impairment of ROU assets and lease return costs resulting from its decision to retire certain leased aircraft earlier than planned driven by the severe decline in air travel due to the COVID-19 pandemic.
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2022	2021
Operating leases:
Operating lease ROU assets	$8,033	$7,810

Current operating lease liabilities	$1,449	$1,496
Noncurrent operating lease liabilities	6,512	6,578
Total operating lease liabilities	$7,961	$8,074

Finance leases:
Property and equipment, at cost	$1,336	$1,201
Accumulated amortization	(767)	(653)
Property and equipment, net	$569	$548

Current finance lease liabilities	$209	$174
Noncurrent finance lease liabilities	535	563
Total finance lease liabilities	$744	$737

Weighted average remaining lease term (in years):
Operating leases	8.3	7.6
Finance leases	5.0	4.6

Weighted average discount rate:
Operating leases	7.4%	6.2%
Finance leases	7.1%	6.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Supplemental cash flow and other information related to leases was as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,968	$2,040	$2,015
Operating cash flows from finance leases	46	37	39
Financing cash flows from finance leases	179	126	114

Non-cash transactions:
ROU assets acquired through operating leases	1,448	1,381	898
Property and equipment acquired through finance leases	46	180	11
Operating lease conversion to finance lease	107	102	5
Finance lease conversion to operating lease	3	—	—

Gain on sale leaseback transactions, net	2	25	107
Maturities of lease liabilities were as follows (in millions):

	December 31, 2022
	Operating Leases	Finance Leases
2023	$1,933	$257
2024	1,649	204
2025	1,313	141
2026	1,045	115
2027	858	69
2028 and thereafter	3,890	87
Total lease payments	10,688	873
Less: Imputed interest	(2,727)	(129)
Total lease obligations	7,961	744
Less: Current obligations	(1,449)	(209)
Long-term lease obligations	$6,512	$535
As of December 31, 2022, American had additional operating lease commitments that have not yet commenced of approximately $1.1 billion for nine Boeing 787 Family aircraft scheduled to be delivered in 2023 through 2024 with lease terms of 10 years.
5. Income Taxes
The significant components of the income tax provision (benefit) were (in millions):

	Year Ended December 31,
	2022	2021	2020
Current income tax benefit:
State, local and foreign	$(6)	$—	$—
Deferred income tax provision (benefit):
Federal	112	(453)	(2,224)
State and local	10	(47)	(229)
Deferred income tax provision (benefit)	122	(500)	(2,453)
Total income tax provision (benefit)	$116	$(500)	$(2,453)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Statutory income tax provision (benefit)	$95	$(478)	$(2,290)
State, local and foreign income tax provision (benefit), net of federal tax effect	3	(37)	(181)
Book expenses not deductible for tax purposes	20	21	20
Other, net	(2)	(6)	(2)
Income tax provision (benefit)	$116	$(500)	$(2,453)
The components of American’s deferred tax assets and liabilities were (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Operating loss and other carryforwards	$4,492	$4,476
Loyalty program liability	1,809	1,903
Leases	1,804	1,822
Pensions	467	934
Postretirement benefits other than pensions	179	215
Rent expense	130	92
Other	689	734
Total deferred tax assets	9,570	10,176
Valuation allowance	(9)	(24)
Net deferred tax assets	9,561	10,152
Deferred tax liabilities:
Accelerated depreciation and amortization	(4,603)	(4,715)
Leases	(1,817)	(1,758)
Other	(256)	(279)
Total deferred tax liabilities	(6,676)	(6,752)
Net deferred tax asset	$2,885	$3,400
At December 31, 2022, American had approximately $16.1 billion of gross federal net operating losses (NOLs) and $3.5 billion of other carryforwards available to reduce future federal taxable income, of which $6.2 billion will expire beginning in 2024 if unused and $13.4 billion can be carried forward indefinitely. American is a member of AAG’s consolidated federal and certain state income tax returns. American also had approximately $5.9 billion of NOL carryforwards to reduce future state taxable income at December 31, 2022, which will expire in taxable years 2022 through 2042 if unused.
American’s ability to use its NOLs and other carryforwards depends on the amount of taxable income generated in future periods. American provides a valuation allowance for its deferred tax assets, which include the NOLs, when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s assessment of future profitability, including conditions which are beyond its control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. American has determined that positive factors outweigh negative factors in the determination of the realizability of its deferred tax assets. There can be no assurance that an additional valuation allowance on American’s net deferred tax assets will not be required. Such valuation allowance could be material.
American’s ability to deduct its NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
In 2022, American recorded an income tax provision of $116 million, with an effective rate of approximately 26%, which was substantially non-cash. Substantially all of American’s income before income taxes is attributable to the United States.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022, which among other provisions, introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1.0 billion, an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022, and several tax incentives to promote clean energy. Based on American’s current analysis and pending future guidance to be issued by the U.S. Department of Treasury, American does not believe these provisions will have a material impact on its consolidated financial statements.
American files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. American’s 2019 through 2021 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and American is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. American believes that the effect of any assessments will not be material to its consolidated financial statements.
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
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$731	$731	$—	$—
Corporate obligations	3,688	—	3,688	—
Bank notes/certificates of deposit/time deposits	3,654	—	3,654	—
Repurchase agreements	450	—	450	—
	8,523	731	7,792	—
Restricted cash and short-term investments (1), (3)	995	535	460	—
Long-term investments (4)	245	245	—	—
Total	$9,763	$1,511	$8,252	$—

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Short-term investments (1):
Money market funds	$106	$106	$—	$—
Corporate obligations	8,665	—	8,665	—
Bank notes/certificates of deposit/time deposits	2,194	—	2,194	—
Repurchase agreements	1,190	—	1,190	—
	12,155	106	12,049	—
Restricted cash and short-term investments (1), (3)	990	654	336	—
Long-term investments (4)	239	239	—	—
Total	$13,384	$999	$12,385	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments as of December 31, 2022 mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers' compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance a substantial portion of the cost of the renovation and expansion of Terminal 8 at JFK.
(4)Long-term investments include American's equity investments in China Southern Airlines Company Limited (China Southern Airlines) and Vertical Aerospace Ltd. (Vertical) and as of December 31, 2022, American’s long-term investments also include GOL. See Note 7 for further information on American’s equity investments.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$29,679	$28,453	$31,357	$32,999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
7. Investments
To help expand American’s network and as part of its ongoing commitment to sustainability, American enters into various commercial relationships or other strategic partnerships, including equity investments, with other airlines and companies. American’s equity investments are reflected in other assets on its consolidated balance sheets. American’s share of equity method investees’ financial results and changes in fair value are recorded in nonoperating other income, net on the consolidated statements of operations.
American’s equity investments ownership interest and carrying value were:

		Ownership Interest		Carrying Value (in millions)
		December 31,		December 31,
	Accounting Treatment	2022	2021	2022	2021
Republic Holdings	Equity Method	25.0%	25.0%	$222	$202
China Southern Airlines	Fair Value	1.5%	1.8%	176	163
Other investments (a)	Various			212	83
Total				$610	$448
(a) Other investments
Other investments primarily include American’s investment in Vertical, which is accounted for at fair value, and in 2022, American’s investments in JetSmart Airlines SpA (JetSMART) and GOL.
In April 2022, American completed an investment agreement with GOL, a Brazilian low-cost airline, and invested $200 million in 22.2 million of newly issued preferred shares. The total consideration of $200 million was allocated on its consolidated balance sheet as follows based on relative fair values: $81 million to the preferred shares, which is reflected within other assets, and $119 million to the indefinite-lived intangible asset derived from the related commercial agreements. The ownership interest is accounted for at fair value based on GOL’s stock price and mark-to-market adjustments are recorded to nonoperating other income, net on the consolidated statement of operations.
In December 2022, American completed an investment agreement with JetSMART, an ultra-low-cost carrier operating in South America, representing a 35.4% ownership. This ownership interest is accounted for under the equity method and American’s portion of JetSMART’s financial results is recognized within nonoperating other income, net on the consolidated statement of operations.
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
Effective January 1, 2021, health coverage under American’s retiree medical benefit program that is currently provided to certain retirees age 65 and over who retired prior to November 1, 2012, transitioned from a self-insured plan to a fully-insured Medicare Advantage plan. Benefits coverage has not been reduced and cost shared has not changed as a result of this transition. Due to this transition, as of December 31, 2020, American recognized a negative plan amendment to reduce its benefit obligation, which was included as a component of prior service benefit in accumulated other comprehensive income (loss) (AOCI) and will be amortized over the average remaining life expectancy of all retirees. As of December 31, 2022, $179 million of prior service benefit remains to be amortized over a remaining period of approximately 11 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Benefit Obligations, Fair Value of Plan Assets and Funded Status
The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and a statement of funded status as of December 31, 2022 and 2021:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2022	2021	2022	2021

	(In millions)
Benefit obligation at beginning of period	$18,791	$19,690	$1,098	$1,046
Service cost	3	3	16	12
Interest cost	552	523	30	30
Actuarial gain (1), (2)	(4,534)	(606)	(167)	(57)
Special termination benefits (3)	—	—	—	139
Other	—	(1)	3	—
Benefit payments	(864)	(818)	(74)	(72)
Benefit obligation at end of period	$13,948	$18,791	$906	$1,098

Fair value of plan assets at beginning of period	$14,605	$13,477	$167	$170
Actual return (loss) on plan assets	(1,924)	1,700	(18)	21
Employer contributions (4)	4	247	58	48
Settlements	—	(1)	—	—
Benefit payments	(864)	(818)	(74)	(72)
Fair value of plan assets at end of period	$11,821	$14,605	$133	$167
Funded status at end of period	$(2,127)	$(4,186)	$(773)	$(931)

(1)The 2022 and 2021 pension actuarial gain primarily relates to the change in American’s weighted average discount rate assumption.
(2)The 2022 and 2021 retiree medical and other postretirement benefits actuarial gain primarily relates to the change in American’s weighted average discount rate assumption and, in 2021, plan experience adjustments.
(3)During the first quarter of 2021, American remeasured its retiree medical and other postretirement benefits to account for enhanced healthcare benefits provided to eligible team members who opted into voluntary early retirement programs offered as a result of reductions to its operation due to the COVID-19 pandemic. As a result, during 2021, American recognized a $139 million special charge for these enhanced healthcare benefits and increased its postretirement benefits obligation by $139 million.
(4)In January 2021, American made $241 million in contributions to its pension plans, including a contribution of $130 million for the 2020 calendar year that was permitted to be deferred to January 4, 2021 as provided under the CARES Act.
Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2022	2021	2022	2021

	(In millions)
As of December 31,
Current liability	$4	$7	$85	$90
Noncurrent liability	2,123	4,179	688	841
Total liabilities	$2,127	$4,186	$773	$931

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2022	2021	2022	2021

	(In millions)
Net actuarial loss (gain)	$3,609	$5,241	$(505)	$(396)
Prior service cost (benefit)	18	46	(148)	(167)
Total accumulated other comprehensive loss (income), pre-tax	$3,627	$5,287	$(653)	$(563)
Plans with Projected Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits
	2022	2021

	(In millions)
Projected benefit obligation	$13,948	$18,791
Fair value of plan assets	11,821	14,605
Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2022	2021	2022	2021

	(In millions)
Accumulated benefit obligation	$13,941	$18,782	$—	$—
Accumulated postretirement benefit obligation	—	—	906	1,098
Fair value of plan assets	11,821	14,605	133	167
Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020

	(In millions)
Defined benefit plans:
Service cost	$3	$3	$2	$16	$12	$8
Interest cost	552	523	611	30	30	30
Expected return on assets	(1,133)	(1,078)	(1,005)	(12)	(12)	(11)
Special termination benefits	—	—	—	—	139	410
Settlements	—	—	12	—	—	—
Amortization of:
Prior service cost (benefit)	28	28	29	(14)	(13)	(135)
Unrecognized net loss (gain)	156	211	164	(30)	(24)	(24)
Net periodic benefit cost (income)	$(394)	$(313)	$(187)	$(10)	$132	$278
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Assumptions
The following actuarial assumptions were used to determine American’s benefit obligations and net periodic benefit cost (income) for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2022	2021	2022	2021
Benefit obligations:
Weighted average discount rate	5.6%	3.0%	5.7%	2.8%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Net periodic benefit cost (income):
Weighted average discount rate	3.0%	2.7%	3.4%	2.8%	2.4%	3.2%
Weighted average expected rate of return on plan assets	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	5.8%	4.8%	4.0%

(1)The weighted average health care cost trend rate at December 31, 2022 is assumed to decline gradually to 4.4% by 2029 and remain level thereafter.
As of December 31, 2022, American’s estimate of the long-term rate of return on plan assets was 8.0% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last 10 years, current and expected market conditions, and expected value to be generated through active management and securities lending programs.
Minimum Contributions
American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and various other laws for U.S. based plans as well as underfunding rules specific to countries where American maintains defined benefit plans. Based on current funding assumptions, American has minimum required contributions of $67 million for 2023. American’s funding obligations will depend on the performance of American’s investments held in a trust by the pension plans, interest rates for determining liabilities, the amount of and timing of any supplemental contributions and American’s actuarial experience.
Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2023	2024	2025	2026	2027	2028-2032
Pension benefits	$915	$944	$973	$997	$1,018	$5,233
Retiree medical and other postretirement benefits	102	100	98	97	95	428

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
Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving the funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range
Equity	45% - 80%
Public:
U.S. Large	10% - 40%
U.S. Small/Mid	2% - 10%
International	10% - 25%
International Small/Mid	0% - 10%
Emerging Markets	2% - 15%
Private Equity	5% - 30%
Fixed Income	20% - 55%
Public:
U.S. Long Duration	15% - 45%
High Yield and Emerging Markets	0% - 10%
Private Income	0% - 15%
Other	0% - 5%
Cash Equivalents	0% - 20%
Public equity investments are intended to provide a real return over a full market cycle and, therefore, to contribute to the pension plan’s long-term objective. Public fixed income investments are intended to provide income to the plan and offer the potential for long term capital appreciation. Private investments, such as private equity and private income, are used to provide higher expected returns than public markets over the long-term by assuming reduced levels of liquidity and higher levels of risk. The pension plan’s master trust participates in securities lending programs to generate additional income by loaning plan assets to borrowers on a fully collateralized basis. The pension plan’s master trust will also engage in derivative instruments to equitize residual levels of cash as well as hedge the pension plan’s exposure to interest rates. Such programs are subject to market risk and counterparty risk.
Investments in securities traded on recognized securities exchanges are valued at the last reported sales price on the last business day of the year. Securities traded in the over-the-counter market are valued at the last bid price. Investments in limited partnerships are carried at estimated net asset value (NAV) as determined by and reported by the general partners of the partnerships and represent the proportionate share of the estimated fair value of the underlying assets of the limited partnerships. Mutual funds are valued once daily through a NAV calculation provided at the end of each trade day. Common/collective trusts are valued at NAV based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. No changes in valuation techniques or inputs occurred during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Benefit Plan Assets Measured at Fair Value on a Recurring Basis
The fair value of American’s pension plan assets at December 31, 2022 and 2021, by asset category, were as follows (in millions) (1):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity (2)	$3,055	$—	$—	$3,055	$4,583	$2	$4	$4,589
Fixed income (3)	206	2,917	—	3,123	153	3,994	—	4,147
Other (4)	74	278	75	427	134	340	54	528
Measured at NAV (5):
Common collective trusts (6)	—	—	—	1,694	—	—	—	2,514
Private investments (7)	—	—	—	3,522	—	—	—	2,827
Total plan assets	$3,335	$3,195	$75	$11,821	$4,870	$4,336	$58	$14,605

(1)See Note 6 for a description of the levels within the fair value hierarchy.
(2)Equity investments include domestic and international common stock, preferred stock and exchange traded funds invested in equity securities.
(3)Fixed income investments include corporate, government and U.S. municipal bonds, as well as mutual funds invested in fixed income securities.
(4)Other primarily includes a short-term investment fund, cash and cash equivalents, and net receivables and payables of the master trust for dividends, interest and amounts due to or from the sale and purchase of securities.
(5)Includes investments that were measured at NAV per share (or its equivalent) as a practical expedient that have not been classified in the fair value hierarchy.
(6)Common collective trusts include commingled funds primarily invested in equity securities. For some trusts, requests for withdrawals must meet specific requirements with advance notice of redemption preferred.
(7)Private investments include limited partnerships that invest primarily in domestic private equity and private income opportunities. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its NAV, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next 10 years. As of December 31, 2022, the pension plan’s master trust has future funding commitments to these limited partnerships of approximately $1.5 billion over the next five years.
Changes in fair value measurements of Level 3 investments during the years ended December 31, 2022 and 2021, were as follows (in millions):

	2022	2021
Balance at beginning of year	$58	$17
Actual gain on plan assets:
Relating to assets still held at the reporting date	1	10
Purchases	29	32
Sales	(9)	(1)
Transfers out	(4)	—
Balance at end of year	$75	$58
Plan assets in the retiree medical and other postretirement benefits plans’ are primarily Level 2 mutual funds valued by quoted prices on the active market, which is fair value, and represents the NAV of the shares of such funds as of the close of business at the end of the period. NAV is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Defined Contribution and Multiemployer Plans
The costs associated with American’s defined contribution plans were $916 million, $893 million and $835 million for the years ended December 31, 2022, 2021 and 2020, respectively.
American participates in the International Association of Machinists & Aerospace Workers (IAM) National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the IAM Pension Fund). American’s contributions to the IAM Pension Fund were $46 million, $43 million and $40 million for the years ended December 31, 2022, 2021 and 2020, respectively. The IAM Pension Fund reported $507 million in employers’ contributions for the year ended December 31, 2021, which is the most recent year for which such information is available. For 2021, American’s contributions represented more than 5% of total contributions to the IAM Pension Fund.
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
9. Accumulated Other Comprehensive Loss
The components of AOCI are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Provision (1)		Total
Balance at December 31, 2020	$(6,215)	$(2)	$(977)		$(7,194)
Other comprehensive income (loss) before reclassifications	1,289	—	(292)		997
Amounts reclassified from AOCI	202	—	(46)	(2)	156
Net current-period other comprehensive income (loss)	1,491	—	(338)		1,153
Balance at December 31, 2021	(4,724)	(2)	(1,315)		(6,041)
Other comprehensive income (loss) before reclassifications	1,610	(4)	(363)		1,243
Amounts reclassified from AOCI	140	—	(32)	(2)	108
Net current-period other comprehensive income (loss)	1,750	(4)	(395)		1,351
Balance at December 31, 2022	$(2,974)	$(6)	$(1,710)		$(4,690)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on American’s consolidated statements of operations.
Reclassifications out of AOCI for the years ended December 31, 2022 and 2021 are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the consolidated statements of operations
	Year Ended December 31,
AOCI Components	2022	2021
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$11	$11	Nonoperating other income, net
Actuarial loss	97	145	Nonoperating other income, net
Total reclassifications for the period, net of tax	$108	$156

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Amounts allocated to other comprehensive income (loss) for income taxes will remain in AOCI until American ceases all related activities, such as termination of the pension plan.
10. Commitments, Contingencies and Guarantees
(a) Aircraft, Engine and Other Purchase Commitments
Under all of American’s aircraft and engine purchase agreements, its total future commitments as of December 31, 2022 are expected to be as follows (approximately, in millions):

	2023	2024	2025	2026	2027	2028 and Thereafter	Total
Payments for aircraft and engine commitments (1)	$1,485	$2,678	$3,896	$3,214	$988	$65	$12,326

(1)These amounts are net of purchase deposits currently held by the manufacturers. American’s purchase deposits held by all manufacturers totaled $613 million and $517 million as of December 31, 2022 and 2021, respectively.
Due to the uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent American’s most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the manufacturer and regulatory concerns.
Additionally, the amounts in the table exclude four Boeing 787-8 aircraft scheduled to be delivered in 2023 and five Boeing 787-9 aircraft scheduled to be delivered in 2024, for which American has obtained committed lease financing. See Note 4 for information regarding this operating lease commitment.
Additionally, American has purchase commitments related to aircraft fuel, flight equipment maintenance, information technology support and construction projects as follows (approximately): $5.7 billion in 2023, $3.0 billion in 2024, $1.7 billion in 2025, $231 million in 2026, $126 million in 2027 and $941 million in 2028 and thereafter. These amounts exclude obligations under certain fuel offtake agreements or other agreements for which the timing of the related expenditure is uncertain, or which are subject to material contingencies, such as the construction of a production facility.
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
As of December 31, 2022, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2023 to 2033, with rights of American to extend the respective terms of certain agreements.
As of December 31, 2022, American’s minimum obligations under its capacity purchase agreements with third-party regional carriers are as follows (approximately, in millions):

	2023	2024	2025	2026	2027	2028 and Thereafter	Total
Minimum obligations under capacity purchase agreements with third-party regional carriers (1)	$1,791	$1,950	$1,866	$1,298	$944	$1,399	$9,248

(1)Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. Excludes rental payments under operating leases for certain aircraft flown under these capacity purchase agreements, which are reflected in the operating lease obligations in Note 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(c) Airport Redevelopment
Los Angeles International Airport (LAX)
From time to time, airports where American has operations engage in construction projects, often substantial, that result in new or improved facilities that are ultimately funded through increases in the rent and other occupancy costs payable by airlines using the airport. Unlike this construction and funding model, American is managing a project at LAX where it has legal title to the assets during construction. In 2018, American executed a lease agreement with Los Angeles World Airports (LAWA), which owns and operates LAX, in connection with a $1.6 billion modernization project related to LAX Terminals 4 and 5. Construction, which started in October 2018 and is expected to be completed in 2028, will occur in a phased approach. The modernization project will include a unified departure hall to the entranceway of Terminals 4 and 5, reconfigured ticket counter and check-in areas with seamless access to security screening areas, 10 new security screening lanes with automated technology in addition to the existing Terminal 5 lanes, and a new Terminal 4 South concourse with more open and upgraded amenities at gate areas. The project will also include renovated break rooms, multi-use meeting rooms and team gathering spaces throughout the terminals to support American’s team members at LAX. In 2022, American completed construction of the Terminal 4 and 5 core, which provides a central location between the terminals and allows direct access to the check-in lobby and baggage claim in Terminal 5.
As each phase is completed and ready for use, the assets will be sold and transferred to LAWA, including the site improvements and non-proprietary improvements. As American controls the assets during construction, they are recognized on its balance sheet until the assets are sold and transferred to LAWA. As of December 31, 2022, American has incurred approximately $579 million in costs relating to the LAX modernization project, of which $241 million were incurred in 2022 and have been included within operating property and equipment on its consolidated balance sheets and included within airport construction projects, net of reimbursements on its consolidated statements of cash flows. As of December 31, 2022, American has sold and transferred $176 million of non-proprietary improvements to LAWA, of which $44 million occurred during 2022. For non-proprietary improvements which are not yet ready for use, any cash payments received from LAWA will be reflected as a financial liability. As of December 31, 2022, American has received $141 million in cash proceeds for non-proprietary improvements which are not yet ready for use, and therefore have not been sold and transferred back to LAWA. These proceeds are currently included in other accrued liabilities and noncurrent other liabilities on American’s consolidated balance sheet and are reflected as financing activities on its consolidated statement of cash flows.
JFK
In January 2020, American and British Airways announced the start of construction projects to upgrade New York's JFK Terminal 8. The renovation projects at Terminal 8 include: (i) the reconfiguration or elimination of certain existing gates and the construction of widebody gates, (ii) the construction of approximately 51,000 square feet of new terminal building space and the refurbishment of 73,300 square feet of existing terminal space, (iii) the expansion of the baggage system capacity of Terminal 8, (iv) improvements to the premium passenger lounges, check-in and, potentially, security access areas, and (v) bathroom refreshment, new signage, and other upgrades. The construction project is substantially complete and remaining construction on the baggage handling system expansion and bathroom refurbishments are expected to be fully completed in early 2023. As of December 31, 2022, American has incurred $348 million in construction costs to upgrade Terminal 8, of which $172 million was incurred in 2022. These costs have been included in airport construction projects, net of reimbursements on American’s consolidated statements of cash flows.
(d) Off-Balance Sheet Arrangements
Pass-Through Trusts
American currently has 352 owned aircraft and 60 owned spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of the spare engine EETCs, the trusts allow American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds of the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines. The equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2022, $9.2 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
Letters of Credit and Other
American provides financial assurance, such as letters of credit and surety bonds, primarily to support airport commitments. As of December 31, 2022, American had $218 million of letters of credit and surety bonds securing various obligations, of which $100 million is collateralized with American’s restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2026.
(e) Legal Proceedings
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
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The complaint named as defendants US Airways Group, US Airways, Inc., AMR Corporation and American, alleged that the effect of the merger of US Airways Group and AMR Corporation (the Merger) may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants' motion for summary judgment, and fully denied plaintiffs' cross-motion for summary judgment. The parties' evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in American’s favor. On March 25, 2022, the U.S. District Court for the Southern District of New York entered judgment affirming the Bankruptcy Court's decision. On April 21, 2022, plaintiffs appealed that decision to the United States Court of Appeals for the Second Circuit. The appeal is fully briefed and scheduled for oral argument on March 13, 2023. American believes this lawsuit is without merit and intends to continue to vigorously defend against it, including against any further appeals by the plaintiffs.
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice (the DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) in the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). The parties presented their respective cases in a bench trial that commenced on September 27, 2022. Closing arguments from both parties were presented on November 18, 2022. A decision is expected in the first quarter of 2023.
Also on September 21, 2021, the United States Department of Transportation (DOT) published a Clarification Notice relating to the agreement that had been reached between the DOT, American, and JetBlue in January 2021, at the conclusion of the DOT’s review of the NEA (DOT Agreement). The DOT Clarification Notice stated, among other things, that the DOT Agreement remains in force during the pendency of the DOJ action against the NEA and, while the DOT retains independent statutory authority to prohibit unfair methods of competition in air transportation, the DOT intends to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
defer to the DOJ to resolve the antitrust concerns that the DOJ has identified with respect to the NEA. The DOT simultaneously published a Notice Staying Proceeding in relation to a complaint by Spirit Airlines, Inc. regarding the NEA, pending resolution of the DOJ action described above. On September 30, 2022, the DOT issued a further statement referencing the prior Clarification Notice and, among other things, indicating its intention to continue working with the DOJ in its efforts to resolve the ongoing proceedings regarding the NEA.
Private Party Antitrust Actions Related to the Northeast Alliance. On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against American and JetBlue in the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. In February 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the District of Massachusetts and the Eastern District of New York, respectively. American believes these lawsuits are without merit and is defending against them vigorously.
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
American’s loan agreements and certain other financing transactions may obligate American to reimburse the applicable lender for incremental costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, American’s loan agreements and other financing arrangements typically contain a withholding tax provision that requires American to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
American is required to make principal and interest payments for certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment, which are leased to American. The payment of principal and interest of certain special facility revenue bonds is guaranteed by American. As of December 31, 2022, the remaining lease payments through 2035 guaranteeing the principal and interest on these bonds are $538 million and the current carrying amount of the associated operating lease liability in the accompanying consolidated balance sheet is $321 million.
As of December 31, 2022, American had issued guarantees covering AAG’s $1.8 billion aggregate principal amount of the PSP1 Promissory Note due April 2030, $1.0 billion aggregate principal amount of the PSP2 Promissory Note due January 2031, $959 million aggregate principal amount of the PSP3 Promissory Note due April 2031, $1.0 billion aggregate principal amount of 6.50% convertible senior notes due July 2025 and $500 million aggregate principal amount of 3.75% senior notes due March 2025.
(g) Credit Card Processing Agreements
American has agreements with companies that process customer credit card transactions for the sale of air travel and other services. American’s agreements allow these credit card processing companies, under certain conditions, to hold an amount of its cash (referred to as a holdback) equal to all or a portion of advance ticket sales that have been processed by that company, but for which American has not yet provided the air transportation. These holdback requirements can be implemented at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in American’s financial condition or the triggering of a liquidity covenant. These credit card processing companies are not currently entitled to maintain any holdbacks. The imposition of holdback requirements would reduce American’s liquidity.
(h) Labor Negotiations
As of December 31, 2022, American employed approximately 102,000 active full-time equivalent (FTE) employees. Of the total active FTE employees, 87% are covered by collective bargaining agreements (CBAs) with various labor unions and 53% are covered by CBAs that are currently amendable or that will become amendable within one year. CBAs covering American’s mainline pilots, flight attendants and passenger service are now amendable.
11. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Non-cash investing and financing activities:
Equity investments	$12	$88	$—
Settlement of bankruptcy obligations	—	4	56
Deferred financing costs paid through issuance of debt	—	—	17
Supplemental information:
Interest paid, net	1,716	1,481	877
Income taxes paid	2	2	6

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
See Note 1(m) for American’s passenger revenue by geographic region. American’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.
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
For the years ended December 31, 2022, 2021 and 2020, American recorded $75 million, $95 million and $91 million, respectively, of share-based compensation costs principally in salaries, wages and benefits expense on its consolidated statements of operations.
During 2022, 2021 and 2020, AAG withheld approximately 1.2 million, 1.0 million and 0.7 million shares of AAG common stock, respectively, and paid approximately $21 million, $18 million and $15 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.
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
RSU award activity for all plans for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2019	5,187	$37.01
Granted	5,883	22.07
Vested and released	(2,268)	39.46
Forfeited	(920)	29.78
Outstanding at December 31, 2020	7,882	$23.66
Granted	5,525	18.34
Vested and released	(3,314)	25.58
Forfeited	(692)	18.78
Outstanding at December 31, 2021	9,401	$20.17
Granted	5,882	15.93
Vested and released	(4,131)	21.04
Forfeited	(889)	18.04
Outstanding at December 31, 2022	10,263	$17.51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
As of December 31, 2022, there was $93 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $70 million, $62 million and $51 million, respectively.
14. Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Additions Charged to Statement of Operations Accounts	Deductions	Balance at End of Year
Allowance for obsolescence of spare parts
Year ended December 31, 2022	$588	$82	$(104)	$566
Year ended December 31, 2021	442	165	(19)	588
Year ended December 31, 2020	729	81	(368)	442
15. Transactions with Related Parties
The following represents the net receivables (payables) from or to related parties (in millions):

	December 31,
	2022	2021
AAG (1)	$8,692	$7,613
AAG’s wholly-owned subsidiaries (2)	(2,104)	(2,066)
Total	$6,588	$5,547

(1)The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s financing transactions.
(2)The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.
Pursuant to a capacity purchase agreement between American and AAG’s wholly-owned regional airlines operating as American Eagle, American purchases all of the capacity from these carriers and recognizes passenger revenue from flights operated by American Eagle. In 2022, 2021 and 2020, American recognized expense of approximately $2.5 billion, $2.1 billion and $1.8 billion, respectively, related to wholly-owned regional airline capacity purchase agreements.
16. Subsequent Events
2013 Term Loan Facility Refinancing
In February 2023, American and AAG entered into the Seventh Amendment to Amended and Restated Credit and Guaranty Agreement (the Seventh Amendment) to the 2013 Credit Agreement, pursuant to which American extended the maturity date of all remaining term loans outstanding under the 2013 Term Loan Facility to February 2028 from June 2025. The Seventh Amendment also amended certain other terms of the 2013 Credit Agreement, including the interest rate for the 2013 Term Loan Facility, amortization schedule, the requirements for delivery of appraisals and certain covenants relating to dispositions of collateral. Additionally, the Seventh Amendment transitioned the benchmark interest rate from LIBOR to SOFR. As a result, the 2013 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.75% or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus the SOFR adjustment applicable to such interest period and an applicable margin of 2.75%. After giving effect to the issuance of the 7.25% Senior Secured Notes (as discussed below) and the application of the proceeds therefrom, there was $1.0 billion aggregate principal outstanding under the 2013 Term Loan Facility.
7.25% Senior Secured Notes
In February 2023, American issued $750 million aggregate principal amount of 7.25% senior secured notes due 2028 (the 7.25% Senior Secured Notes). The 7.25% Senior Secured Notes bear interest at a rate of 7.25% per annum (subject to increase if the collateral coverage ratio described below is not met). Interest on the 7.25% Senior Secured Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2023. The 7.25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Senior Secured Notes will mature on February 15, 2028. The obligations of American under the 7.25% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG. American used the proceeds from the offering of the 7.25% Senior Secured Notes, together with cash on hand, to repay a portion of the term loans outstanding under the 2013 Term Loan Facility and to pay related fees and expenses.
The 7.25% Senior Secured Notes were issued pursuant to an indenture, dated as of February 15, 2023 (the 7.25% Senior Secured Notes Indenture), by and among American, AAG and Wilmington Trust, National Association, as trustee and collateral agent (the 7.25% Senior Secured Notes Trustee). The 7.25% Senior Secured Notes are American’s senior secured obligations and are secured on a first lien basis by security interests in certain assets, rights and properties that American uses to provide non-stop scheduled air carrier services between certain airports in the United States and airports in countries in South America and New Zealand (the 7.25% Senior Secured Notes Collateral). The 7.25% Senior Secured Notes Collateral presently secures (and will continue to secure), on a first lien, pari passu basis with the 7.25% Senior Secured Notes, the 2013 Credit Facilities under the 2013 Credit Agreement.
American may redeem the 7.25% Senior Secured Notes, in whole at any time or in part from time to time prior to February 15, 2025, at a redemption price equal to 100% of the principal amount of the 7.25% Senior Secured Notes to be redeemed, plus a “make-whole” premium, plus any accrued and unpaid interest thereon to but excluding the date of redemption. At any time on or after February 15, 2025, American may redeem all or any of the 7.25% Senior Secured Notes in whole at any time, or in part from time to time, at the redemption prices described under the 7.25% Senior Secured Notes Indenture, plus any accrued and unpaid interest thereon to but excluding the date of redemption. In addition, at any time prior to February 15, 2025, American may redeem up to 40% of the original aggregate principal amount of the 7.25% Senior Secured Notes (calculated after giving effect to any issuance of additional notes) with the net cash proceeds of certain equity offerings, at a redemption price equal to 107.250% of the aggregate principal amount of the 7.25% Senior Secured Notes to be redeemed, plus any accrued and unpaid interest thereon to but excluding the date of redemption.
Further, if certain change of control transactions occur, each holder of 7.25% Senior Secured Notes may require American to repurchase the 7.25% Senior Secured Notes in whole or in part at a repurchase price of 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to but not including the repurchase date.
American is required to deliver an appraisal of the 7.25% Senior Secured Notes Collateral and officer’s certificate twice a year demonstrating the calculation of a collateral coverage ratio in relation to the 7.25% Senior Secured Notes Collateral (the 7.25% Senior Secured Notes Collateral Coverage Ratio) as of the date of delivery of the appraisal for the applicable period. If the 7.25% Senior Secured Notes Collateral Coverage Ratio is less than 1.6 to 1.0 as of the date of delivery of the appraisal for the applicable period, then, subject to a cure period in which additional collateral can be provided or debt repaid such that American meets the required 7.25% Senior Secured Notes Collateral Coverage Ratio, American will be required to pay special interest in an additional amount equal to 2.0% per annum of the principal amount of the 7.25% Senior Secured Notes until the 7.25% Senior Secured Notes Collateral Coverage Ratio is established to be at least 1.6 to 1.0.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of December 31, 2022 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
For the three months ended December 31, 2022, there have been no changes in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Management assessed the effectiveness of AAG’s and American’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control – Integrated Framework (2013 Framework).

Based on our assessment and those criteria, AAG’s and American’s management concludes that AAG and American, respectively, maintained effective internal control over financial reporting as of December 31, 2022.
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

Opinion on Internal Control Over Financial Reporting
We have audited American Airlines Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
American Airlines, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited American Airlines, Inc. and subsidiaries’ (American) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, American maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of American as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2023

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

4.1
Description of securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).

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

10.5
Amendment, dated as of June 30, 2022, to the Promissory Notes and the Warrants issued by American Airlines Group Inc. to the United States Department of the Treasury (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 1-8400)).

10.6
Loan and Guarantee Agreement, dated as of September 25, 2020, among American Airlines, Inc., American Airlines Group Inc., the other guarantors party thereto from time to time, the United States Department of the Treasury and the Bank of New York Mellon, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400).

10.7
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

10.8
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

10.9
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

10.10
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

10.11
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

10.14
Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.8 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.15
Amendment 1, dated as of March 25, 2021, to the Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.9 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.16
Amendment 2, dated as of June 28, 2021, to the Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).**

10.17
Amendment No. 3, dated as of September 24, 2021, to the Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission File No. 1-8400)).**

10.18
Letter Agreement No. AAL LA 2100530, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.10 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.19
Supplemental Agreement No. 16, dated as of May 21, 2021, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).**

10.20
Amendment No. 4, dated as of December 15, 2021, to the Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.19 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.21
Supplemental Agreement No. 17, dated as of January 31, 2022, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 1-8400)).**

10.22
Third Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of June 14, 2017, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-8400)).

10.23
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

10.24
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

10.25
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

Exhibit Number	Description
10.26
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

10.27
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

10.28
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

10.29
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

10.30
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

10.31
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

10.32
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

10.33
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

10.34
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

10.35
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
10.36
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

10.37
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

10.38
Fourth Amendment to Credit and Guaranty Agreement, dated as of December 10, 2018, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.20 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-8400)).*

10.39
Fifth Amendment to Credit and Guaranty Agreement, dated as of November 8, 2019, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.32 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 1-8400)). *

10.40
Purchase Agreement No. 3219, dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.38 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.41
Supplemental Agreement No. 2, dated as of July 21, 2010, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.39 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.42
Supplemental Agreement No. 3, dated as of February 1, 2013, to Purchase Agreement No. 3219 between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.40 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.43
Supplemental Agreement No. 4, dated as of June 9, 2014, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc. dated as of October 15, 2008, relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.41 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.44
Supplemental Agreement No. 5, dated as of January 20, 2015, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc., dated as of October 15, 2008, relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.42 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.45
Supplemental Agreement No. 6, dated as of April 21, 2015, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company, dated as of October 15, 2008, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.43 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.46
Supplemental Agreement No. 7, dated as of September 12, 2016, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.44 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.47
Supplemental Agreement No. 8, dated as of January 26, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.45 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.48
Supplemental Agreement No. 9, dated as of April 24, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.46 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

Exhibit Number	Description
10.49
Supplemental Agreement No. 10, dated as of May 11, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.47 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.50
Supplemental Agreement No. 11, dated as of April 6, 2018, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-8400)).*

10.51
Supplemental Agreement No. 12, dated as of May 29, 2019, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Commission File No. 1-8400)).**

10.52
Supplemental Agreement No. 13, dated as of August 20, 2019, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (Commission File No. 1-8400)).**

10.53
Supplemental Agreement No. 14, dated as of February 24, 2020, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).**

10.54
Supplemental Agreement No. 15, dated as of March 16, 2020, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).**

10.55
A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S (incorporated by reference to Exhibit 10.46 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.56
Amendment No. 1, dated as of January 11, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.47 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.57
Amendment No. 2, dated as of May 30, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S, dated as of July 20, 2011 (incorporated by reference to Exhibit 10.48 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.58
Amendment No. 3, dated as of November 20, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.49 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.59
Amendment No. 4, dated as of June 18, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.50 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.60
Amendment No. 5, dated as of June 24, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.51 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.61
Amendment No. 6, dated as of July 1, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.52 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.62
Amendment No. 7, dated as of November 25, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.53 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

Exhibit Number	Description
10.63
Amendment No. 8, dated as of June 11, 2015, to the A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.54 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.64
Amendment No. 9, dated as of September 23, 2015, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.55 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.65
Amendment No. 10, dated as of July 16, 2018, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.56 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.66
Amendment No. 11, dated as of June 19, 2019, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Commission File No. 1-8400)).**

10.67
Amendment No. 12, dated as of June 26, 2020, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (Commission File No. 1-8400)).**

10.68
Amendment No. 13, dated as of July 13, 2020, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).**

10.69
Amendment No. 15, dated as of June 30, 2021, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission File No. 1-8400)).**

10.70
Amendment No. 14, dated as of October 8, 2020, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.60 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.71
Purchase Agreement No. 03735, dated as of February 1, 2013, between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.69 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.72
Supplemental Agreement No. 1, dated as of April 15, 2013, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.70 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.73
Supplemental Agreement No. 2, dated as of March 6, 2015, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.71 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.74
Supplemental Agreement No. 3, dated as of May 22, 2015, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.72 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.75
Letter Agreement, dated as of January 14, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.73 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.76
Supplemental Agreement No. 4, dated as of June 6, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.74 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.77
Supplemental Agreement No. 5, dated as of August 8, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.75 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

Exhibit Number	Description
10.78
Supplemental Agreement No. 6, dated as of November 15, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.76 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.79
Supplemental Agreement No. 7, dated as of March 2, 2017, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.77 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.80
Supplemental Agreement No. 8, dated as of December 7, 2017, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.45 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 1-8400)).*

10.81
Supplemental Agreement No. 9, dated as of April 6, 2018, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-8400)).*

10.82
Supplemental Agreement No. 10, dated as of March 26, 2019, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (Commission File No. 1-8400)).**

10.83
Letter Agreement, dated as of September 4, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).**

10.84
Supplemental Agreement No. 11, dated as of October 9, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.74 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.85
Supplemental Agreement No. 12, dated as of October 22, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.75 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.86
Supplemental Agreement No. 13, dated as of November 17, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.76 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.87
Supplemental Agreement No. 14, dated as of November 25, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.77 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.88
Supplemental Agreement No. 15, dated as of December 15, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.78 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.89
Amendment 1, dated as of December 31, 2020, to the Letter Agreement, dated as of September 4, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.79 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.90
Supplemental Agreement No. 16, dated as of January 14, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.91
Supplemental Agreement No. 17, dated as of February 11, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

Exhibit Number	Description
10.92
Supplemental Agreement No. 18, dated as of March 12, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.7 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.93
Supplemental Agreement No. 19, dated as of April 8, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).**

10.94
Supplemental Agreement No. 20, dated as of November 12, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.92 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.95
Supplemental Agreement No. 21, dated as of January 14, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 1-8400)).**

10.96
Supplemental Agreement No. 22, dated as of January 31, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 1-8400)).**

10.97
Supplemental Agreement No. 23, dated as of May 5, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 1-8400)).**

10.98
Supplemental Agreement No. 24, dated as of June 6, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 1-8400)).**

10.99
Supplemental Agreement No. 25, dated as of July 1, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (Commission File No. 1-8400)).**

10.100
Supplemental Agreement No. 26, dated as of August 1, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (Commission File No. 1-8400)).**

10.101	Supplemental Agreement No. 27, dated as of October 3, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company.**
10.102	Supplemental Agreement No. 28, dated as of November 4, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company.**
10.103
Consent Agreement, dated as of October 5, 2015, between American Airlines, Inc. (as successor in interest to US Airways, Inc.), American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.95 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400))**

10.104
Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.127 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.105
Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.128 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.106
Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the Super Saver Plus Plan, as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.129 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.107	American Airlines Group Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 4.1 of AAG’s Form S-8 Registration Statement, filed on December 4, 2013 (Registration No. 333-192660)).†

Exhibit Number	Description
10.108
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

10.112	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).†
10.113
US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.114
2014 Short-Term Incentive Program Under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).†

10.115
Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.116
Amended and Restated Employment Agreement, dated as of November 28, 2007, among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.117
Form of Letter Agreement, dated April 25, 2017, by and between American Airlines Group Inc. and each of Robert D. Isom, Jr., Stephen L. Johnson and Derek J. Kerr (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on May 1, 2017 (Commission File No. 1-8400)).†

10.118
Letter Agreement, dated as of April 28, 2016, between American Airlines Group Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on April 29, 2016 (Commission File No. 1-8400)).†

10.119
Payroll Support Program 3 Agreement, dated as of April 23, 2021, between American Airlines, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).

10.120
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

10.121
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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).
21.1	Significant subsidiaries of AAG and American as of December 31, 2022.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
24.1	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Exhibit Number	Description
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).

#	Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, certain exhibits and schedules to this agreement have been omitted. Such exhibits and schedules are described in the referenced agreement. AAG and American hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.
*	Confidential treatment has been granted with respect to certain portions of this agreement.
**	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
†	Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.
Date: February 22, 2023	By:	/s/ Robert D. Isom
Robert D. Isom
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.
Date: February 22, 2023	By:	/s/ Robert D. Isom
Robert D. Isom
Chief Executive Officer and President
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Robert D. Isom and Devon E. May and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines Group Inc. and in the capacities and on the dates noted:

Date: February 22, 2023	/s/ Robert D. Isom
Robert D. Isom
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 22, 2023	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 22, 2023	/s/ Angela K. Owens
Angela K. Owens
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: February 22, 2023	/s/ James F. Albaugh
James F. Albaugh, Director

Date: February 22, 2023	/s/ Jeffrey D. Benjamin
Jeffrey D. Benjamin, Director

Date: February 22, 2023	/s/ Adriane M. Brown
Adriane M. Brown, Director

Date: February 22, 2023	/s/ John T. Cahill
John T. Cahill, Director

Date: February 22, 2023	/s/ Michael J. Embler
Michael J. Embler, Director

Date: February 22, 2023	/s/ Matthew J. Hart
Matthew J. Hart, Director

Date: February 22, 2023	/s/ Susan D. Kronick
Susan D. Kronick, Director

Date: February 22, 2023	/s/ Martin H. Nesbitt
Martin H. Nesbitt, Director

Date: February 22, 2023	/s/ Denise M. O’Leary
Denise M. O’Leary, Director

Date: February 22, 2023	/s/ W. Douglas Parker
W. Douglas Parker, Chairman

Date: February 22, 2023	/s/ Vicente Reynal
Vicente Reynal, Director

Date: February 22, 2023	/s/ Ray M. Robinson
Ray M. Robinson, Director

Date: February 22, 2023	/s/ Gregory D. Smith
Gregory D. Smith, Director

Date: February 22, 2023	/s/ Douglas M. Steenland
Douglas M. Steenland, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines, Inc. and in the capacities and on the dates noted:

Date: February 22, 2023	/s/ Robert D. Isom
Robert D. Isom
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 22, 2023	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 22, 2023	/s/ Angela K. Owens
Angela K. Owens
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: February 22, 2023	/s/ Stephen L. Johnson
Stephen L. Johnson, Director