Form 10-Q
period 2023-03-31
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2023-04-27
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023

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
As of April 21, 2023, there were 652,862,508 shares of American Airlines Group Inc. common stock outstanding.
As of April 21, 2023, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2023

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating revenues:
Passenger	$11,103	$7,818
Cargo	223	364
Other	863	717
Total operating revenues	12,189	8,899
Operating expenses:
Aircraft fuel and related taxes	3,167	2,502
Salaries, wages and benefits	3,281	3,154
Regional expenses	1,142	1,052
Maintenance, materials and repairs	712	617
Other rent and landing fees	708	678
Aircraft rent	344	353
Selling expenses	438	332
Depreciation and amortization	486	492
Special items, net	13	157
Other	1,460	1,285
Total operating expenses	11,751	10,622
Operating income (loss)	438	(1,723)
Nonoperating income (expense):
Interest income	125	8
Interest expense, net	(540)	(463)
Other income (expense), net	(6)	92
Total nonoperating expense, net	(421)	(363)
Income (loss) before income taxes	17	(2,086)
Income tax provision (benefit)	7	(451)
Net income (loss)	$10	$(1,635)

Earnings (loss) per common share:
Basic	$0.02	$(2.52)
Diluted	$0.02	$(2.52)
Weighted average shares outstanding (in thousands):
Basic	652,000	649,503
Diluted	656,707	649,503

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$10	$(1,635)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	17	28
Investments	1	(2)
Total other comprehensive income, net of tax	18	26
Total comprehensive income (loss)	$28	$(1,609)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$452	$440
Short-term investments	11,041	8,525
Restricted cash and short-term investments	955	995
Accounts receivable, net	1,989	2,138
Aircraft fuel, spare parts and supplies, net	2,308	2,279
Prepaid expenses and other	907	892
Total current assets	17,652	15,269
Operating property and equipment
Flight equipment	40,020	39,703
Ground property and equipment	10,030	9,913
Equipment purchase deposits	640	613
Total property and equipment, at cost	50,690	50,229
Less accumulated depreciation and amortization	(20,546)	(20,029)
Total property and equipment, net	30,144	30,200
Operating lease right-of-use assets	7,838	8,094
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $828 and $827, respectively	2,057	2,059
Deferred tax asset	3,088	3,099
Other assets	1,916	1,904
Total other assets	11,152	11,153
Total assets	$66,786	$64,716
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$3,579	$3,274
Accounts payable	2,455	2,149
Accrued salaries and wages	1,809	1,713
Air traffic liability	9,053	6,745
Loyalty program liability	3,486	3,169
Operating lease liabilities	1,439	1,465
Other accrued liabilities	2,769	2,981
Total current liabilities	24,590	21,496
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	31,586	32,389
Pension and postretirement benefits	2,737	2,837
Loyalty program liability	5,881	5,976
Operating lease liabilities	6,325	6,559
Other liabilities	1,438	1,258
Total noncurrent liabilities	47,967	49,019
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 652,817,674 shares issued and outstanding at March 31, 2023; 650,642,461 shares issued and outstanding at December 31, 2022	7	6
Additional paid-in capital	7,290	7,291
Accumulated other comprehensive loss	(4,567)	(4,585)
Retained deficit	(8,501)	(8,511)
Total stockholders’ deficit	(5,771)	(5,799)
Total liabilities and stockholders’ equity (deficit)	$66,786	$64,716
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$3,333	$1,185
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(505)	(807)
Purchases of short-term investments	(5,131)	(7,035)
Sales of short-term investments	2,666	7,089
Decrease in restricted short-term investments	29	36
Other investing activities	145	(54)
Net cash used in investing activities	(2,796)	(771)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(2,326)	(661)
Proceeds from issuance of long-term debt	1,824	367
Other financing activities	(37)	(16)
Net cash used in financing activities	(539)	(310)
Net increase (decrease) in cash and restricted cash	(2)	104
Cash and restricted cash at beginning of period	586	408
Cash and restricted cash at end of period (1)	$584	$512

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$88	$313
Finance leases converted to operating leases	14	—
Property and equipment acquired through finance leases	6	58
Supplemental information:
Interest paid, net	646	566
Income taxes paid	1	—

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$452	$376
Restricted cash included in restricted cash and short-term investments	132	136
Total cash and restricted cash	$584	$512
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$6	$7,291	$(4,585)	$(8,511)	$(5,799)
Net income	—	—	—	10	10
Other comprehensive income, net	—	—	18	—	18
Issuance of 2,175,213 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	1	(16)	—	—	(15)
Share-based compensation expense	—	15	—	—	15
Balance at March 31, 2023	$7	$7,290	$(4,567)	$(8,501)	$(5,771)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$6	$7,234	$(5,942)	$(8,638)	$(7,340)
Net loss	—	—	—	(1,635)	(1,635)
Other comprehensive income, net	—	—	26	—	26
Issuance of 1,770,173 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(14)	—	—	(14)
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2022	$6	$7,243	$(5,916)	$(10,273)	$(8,940)
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines Group Inc. (we, us, our and similar terms, or AAG) should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying unaudited condensed consolidated financial statements include the accounts of AAG and its wholly-owned subsidiaries. AAG’s principal subsidiary is American Airlines, Inc. (American). All significant intercompany transactions have been eliminated.
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
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Severance expenses (1)	$21	$—
Fleet impairment (2)	—	149
Other operating special items, net	(8)	8
Mainline operating special items, net	13	157

Nonoperating special items, net (3)	15	3

(1)Severance expenses in the first quarter of 2023 primarily included costs associated with headcount reductions in certain corporate functions.
(2)Fleet impairment in the first quarter of 2022 included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
(3)Nonoperating special items, net principally included charges associated with debt refinancings and extinguishments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
3. Earnings (Loss) Per Common Share
The following table provides the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic EPS:
Net income (loss)	$10	$(1,635)
Weighted average common shares outstanding (in thousands)	652,000	649,503
Basic EPS	$0.02	$(2.52)

Diluted EPS:
Net income (loss) for purposes of computing diluted EPS	$10	$(1,635)
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	652,000	649,503
Dilutive effect of restricted stock unit awards	1,064	—
Dilutive effect of certain PSP Warrants and Treasury Loan Warrants	3,643	—
Diluted weighted average common shares outstanding	656,707	649,503
Diluted EPS	$0.02	$(2.52)
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
6.50% convertible senior notes	61,728	61,728
Restricted stock unit awards	4,099	3,933
In addition, for the three months ended March 31, 2023 and 2022, excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive are certain shares underlying the warrants we issued to the U.S. Department of Treasury (Treasury) pursuant to (i) the payroll support program established under the Coronavirus Aid, Relief, and Economic Security Act (PSP1), (ii) the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP2), (iii) the payroll support program established under the American Rescue Plan Act of 2021 (PSP3) (collectively, the PSP Warrants) and (iv) the Loan and Guarantee Agreement with Treasury (Treasury Loan Warrants).
The table below provides a summary of the PSP Warrants and the Treasury Loan Warrants:

Warrants	Warrants Issued (shares, in thousands)	Exercise Price	Expiration
PSP1 Warrants	14,048	$12.51	April 2025 to September 2025
PSP2 Warrants	6,576	15.66	January 2026 to April 2026
PSP3 Warrants	4,407	21.75	April 2026 to June 2026
Treasury Loan Warrants	4,396	12.51	September 2025

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended March 31,
	2023	2022
Passenger revenue:
Passenger travel	$10,291	$7,213
Loyalty revenue - travel (1)	812	605
Total passenger revenue	11,103	7,818
Cargo	223	364
Other:
Loyalty revenue - marketing services	722	596
Other revenue	141	121
Total other revenue	863	717
Total operating revenues	$12,189	$8,899

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2023	2022
Domestic	$8,037	$6,060
Latin America	1,915	1,227
Atlantic	931	466
Pacific	220	65
Total passenger revenue	$11,103	$7,818
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

	March 31, 2023	December 31, 2022
	(In millions)
Loyalty program liability	$9,367	$9,145
Air traffic liability	9,053	6,745
Total	$18,420	$15,890

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2022	$9,145
Deferral of revenue	1,057
Recognition of revenue (1)	(835)
Balance at March 31, 2023 (2)	$9,367

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of March 31, 2023, our current loyalty program liability was $3.5 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2023, $3.8 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2022. Tickets issued in 2022 and thereafter are no longer subject to change fees which provides more flexibility for customers to change travel plans. Given this new flexibility offered to our customers, our estimate of revenue that will be recognized from the air traffic liability for future flown or unused tickets may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2023	December 31, 2022
Secured
2013 Term Loan Facility, variable interest rate of 8.15%, installments through 2028	$1,000	$1,752
2014 Term Loan Facility, variable interest rate of 6.51%, installments through 2027	1,183	1,196
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
7.25% senior secured notes, interest only payments until due in February 2028	750	—
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026 (1)	3,500	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 9.56%, installments beginning in July 2023 through April 2028 (1)	3,500	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.70%, maturing from 2023 to 2034	8,776	9,175
Equipment loans and other notes payable, fixed and variable interest rates ranging from 3.32% to 8.20%, averaging 6.37%, maturing from 2023 to 2035	3,150	3,170
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,050	1,050
	29,609	30,043
Unsecured
PSP1 Promissory Note, interest only payments until due in April 2030	1,757	1,757
PSP2 Promissory Note, interest only payments until due in January 2031	1,030	1,030
PSP3 Promissory Note, interest only payments until due in April 2031	959	959
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
3.75% senior notes, interest only payments until due in March 2025	500	500
	5,246	5,246
Total long-term debt	34,855	35,289
Less: Total unamortized debt discount, premium and issuance costs	396	386
Less: Current maturities	3,370	3,059
Long-term debt, net of current maturities	$31,089	$31,844

(1)Collectively referred to as the AAdvantage Financing.
As of March 31, 2023, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$736
2014 Revolving Facility	1,631
April 2016 Revolving Facility	446
Other short-term facilities	64
Total	$2,877

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
American currently has $64 million of available borrowing base under a cargo receivables facility that is set to expire in December 2023. As a result of the below amendments to the 2013, 2014 and April 2016 Revolving Facilities, the aggregate commitments under these facilities will be $2.8 billion through October 11, 2024, and thereafter through October 13, 2026, such aggregate commitments will decrease to $2.2 billion.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
6.50% Convertible Senior Notes
At March 31, 2023, the if-converted value of the 6.50% convertible senior notes due 2025 (the Convertible Notes) did not exceed the principal amount. The last reported sale price per share of our common stock (as defined in the indenture governing our Convertible Notes, the Convertible Notes Indenture) did not exceed 130% of the conversion price of the Convertible Notes for at least 20 of the 30 consecutive trading days ending on March 31, 2023. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes cannot convert at their option at any time during the quarter ending June 30, 2023. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
2023 Financing Activities
2013 Credit Facilities
In February 2023, American and AAG refinanced approximately $1.8 billion in aggregate principal amount of term loans outstanding under the 2013 Term Loan Facility (the 2013 Term Loan Facility Refinancing) through the combination of (i) the issuance of $750 million in aggregate principal amount of 7.25% senior secured notes due 2028 and (ii) the entry into the Seventh Amendment to the 2013 Credit Agreement, pursuant to which the maturity of $1.0 billion in term loans under the 2013 Term Loan Facility was extended to February 2028 from June 2025. The Seventh Amendment also amended certain other terms of the 2013 Credit Agreement, including the interest rate and amortization schedule for the 2013 Term Loan Facility, the requirements for delivery of appraisals and certain covenants relating to dispositions of collateral. Additionally, the Seventh Amendment transitioned the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (SOFR). As a result, the 2013 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.75% or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus the SOFR adjustment applicable to such interest period and an applicable margin of 2.75%.
In March 2023, American and AAG entered into the Eighth Amendment to the 2013 Credit Agreement, pursuant to which American extended the maturity of certain commitments under the 2013 Revolving Facility. The Eighth Amendment also amended certain other terms of the 2013 Credit Agreement, including certain covenants and transitioned the benchmark interest rate from LIBOR to SOFR. The 2013 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.25%, 2.50% or 2.75%, depending on AAG’s public corporate rating, or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus the SOFR adjustment applicable to such interest period plus an applicable margin of 3.25%, 3.50% or 3.75%, depending on AAG’s public corporate rating. Additionally, as a result of the Eighth Amendment, through October 11, 2024, the aggregate commitments under the 2013 Revolving Facility will be $736 million, and thereafter through October 13, 2026, such aggregate commitments will decrease to $563 million.
7.25% Senior Secured Notes
On February 15, 2023, as part of the 2013 Term Loan Facility Refinancing, American issued $750 million aggregate principal amount of 7.25% senior secured notes due 2028 (the 7.25% Senior Secured Notes) in a private offering. The 7.25% Senior Secured Notes were issued at par and bear interest at a rate of 7.25% per annum (subject to increase if the collateral coverage ratio described below is not met). Interest on the 7.25% Senior Secured Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2023. The 7.25% Senior Secured Notes will mature on February 15, 2028. The obligations of American under the 7.25% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG. American used the proceeds from the offering of the 7.25% Senior Secured Notes, together with cash on hand, to repay a portion of the term loans then outstanding under the 2013 Term Loan Facility and to pay related fees and expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The 7.25% Senior Secured Notes were issued pursuant to an indenture, dated as of February 15, 2023 (the 7.25% Senior Secured Notes Indenture), by and among American, AAG and Wilmington Trust, National Association, as trustee and collateral agent. The 7.25% Senior Secured Notes are American’s senior secured obligations and are secured on a first lien basis by security interests in certain assets, rights and properties that American uses to provide non-stop scheduled air carrier services between (a) certain airports in the United States and (b) airports in countries in South America (which comprises Argentina, Bolivia, Brazil, Chile, Colombia, Ecuador, Guyana, Paraguay, Peru, Suriname, Uruguay and Venezuela but does not include territories subject to the sovereignty, control or jurisdiction of a country not otherwise listed herein) and New Zealand (collectively, the 7.25% Senior Secured Notes Collateral). The 7.25% Senior Secured Notes Collateral also secures, on a first lien, pari passu basis with the 7.25% Senior Secured Notes, the 2013 Credit Facilities under the 2013 Credit Agreement.
American may redeem the 7.25% Senior Secured Notes, in whole at any time or in part from time to time prior to February 15, 2025, at a redemption price equal to 100% of the principal amount of the 7.25% Senior Secured Notes to be redeemed, plus a “make-whole” premium, plus any accrued and unpaid interest thereon to but excluding the date of redemption. At any time on or after February 15, 2025, American may redeem all or any of the 7.25% Senior Secured Notes in whole at any time, or in part from time to time, at the redemption prices described in the 7.25% Senior Secured Notes Indenture, plus any accrued and unpaid interest thereon to but excluding the date of redemption. In addition, at any time prior to February 15, 2025, American may redeem up to 40% of the original aggregate principal amount of the 7.25% Senior Secured Notes (calculated after giving effect to any issuance of additional notes) with the net cash proceeds of certain equity offerings, at a redemption price equal to 107.250% of the aggregate principal amount of the 7.25% Senior Secured Notes to be redeemed, plus any accrued and unpaid interest thereon to but excluding the date of redemption.
Further, if certain change of control transactions occur, each holder of 7.25% Senior Secured Notes may require American to repurchase the 7.25% Senior Secured Notes in whole or in part at a repurchase price of 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to but not including the repurchase date.
Twice per year, American is required to deliver an appraisal of the 7.25% Senior Secured Notes Collateral and an officer’s certificate demonstrating the calculation of a collateral coverage ratio in relation to the 7.25% Senior Secured Notes Collateral (the 7.25% Senior Secured Notes Collateral Coverage Ratio) as of the date of delivery of the appraisal for the applicable period. If the 7.25% Senior Secured Notes Collateral Coverage Ratio is less than 1.6 to 1.0 as of the date of delivery of the appraisal for the applicable period, then, subject to a cure period in which additional collateral can be provided or debt repaid such that American meets the required 7.25% Senior Secured Notes Collateral Coverage Ratio, American will be required to pay special interest in an additional amount equal to 2.0% per annum of the principal amount of the 7.25% Senior Secured Notes until the 7.25% Senior Secured Notes Collateral Coverage Ratio is established to be at least 1.6 to 1.0.
2014 Credit Facilities
In March 2023, American and AAG entered into the Ninth Amendment to the 2014 Credit Agreement, pursuant to which American extended the maturity of certain commitments under the 2014 Revolving Facility. The Ninth Amendment also amended certain other terms of the 2014 Credit Agreement including the requirements for delivery of appraisals and certain other covenants and transitioned the benchmark interest rate for the 2014 Revolving Facility and the 2014 Term Loan Facility from LIBOR to SOFR. The 2014 Revolving Facility bears interest at the same base rate and applicable margin as the 2013 Revolving Facility, as noted above in “2013 Credit Facilities.” The 2014 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.75% or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus the SOFR adjustment applicable to such interest period plus an applicable margin of 0.75%. Additionally, as a result of the Ninth Amendment, through October 11, 2024, the aggregate commitments under the 2014 Revolving Facility will be $1.6 billion, and thereafter through October 13, 2026, such aggregate commitments will decrease to $1.2 billion.
April 2016 Revolving Facility
In March 2023, American and AAG entered into the Sixth Amendment to the April 2016 Credit Agreement, pursuant to which American extended the maturity of certain commitments under the April 2016 Revolving Facility. The Sixth Amendment also amended certain other terms under the April 2016 Credit Agreement including the requirements for delivery of appraisals and certain other covenants and transitioned the benchmark interest rate for the April 2016 Revolving Facility from LIBOR to SOFR. The April 2016 Revolving Facility bears interest at the same base rate and applicable margin as the 2013 Revolving Facility, as noted above in “2013 Credit Facilities.” Additionally, as a result of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Sixth Amendment, through October 11, 2024, the aggregate commitments under the April 2016 Revolving Facility will be $446 million, and thereafter through October 13, 2026, such aggregate commitments will decrease to $342 million.
Equipment Loans and Other Notes Payable Issued in 2023
During the first three months of 2023, American entered into agreements under which it borrowed $94 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2035 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 7.04% as of March 31, 2023.
6. Income Taxes
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
During the three months ended March 31, 2023 and 2022, we recorded an income tax provision of $7 million and an income tax benefit of $451 million, respectively.
7. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2023.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2023
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$3,296	$3,296	$—	$—
Corporate obligations	4,453	—	4,453	—
Bank notes/certificates of deposit/time deposits	2,442	—	2,442	—
Repurchase agreements	450	—	450	—
U.S. government and agency obligations	400	—	400	—
	11,041	3,296	7,745	—
Restricted cash and short-term investments (1), (3)	955	486	469	—
Long-term investments (4)	246	246	—	—
Total	$12,242	$4,028	$8,214	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
(2)Our short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations and collateral associated with the payment of interest for the AAdvantage Financing.
(4)Long-term investments include our equity investments in China Southern Airlines Company Limited (China Southern Airlines), GOL Linhas Aéreas Inteligentes S.A. (GOL) and Vertical Aerospace Ltd. (Vertical). See Note 8 for further information on our equity investments.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $3.7 billion as of March 31, 2023 and December 31, 2022, which would have been classified as Level 3 in the fair value hierarchy. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.1 billion as of March 31, 2023 and December 31, 2022.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$34,459	$33,573	$34,903	$32,569
8. Investments
To help expand our network and as part of our ongoing commitment to sustainability, we enter into various commercial relationships or other strategic partnerships, including equity investments, with other airlines and companies. Our equity investments are reflected in other assets on our condensed consolidated balance sheets. Our share of equity method investees’ financial results and changes in fair value are recorded in nonoperating other income, net on the condensed consolidated statements of operations.
Our equity investment ownership interests and carrying values were:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$228	$222
China Southern Airlines	Fair Value	1.5%	1.5%	193	176
Other investments (1)	Various			201	212
Total				$622	$610

(1)Primarily includes our investment in JetSmart Airlines SpA, which is accounted for under the equity method, and our investments in GOL and Vertical, which are each accounted for at fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
9. Employee Benefit Plans
The following table provides the components of net periodic benefit income (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2023	2022	2023	2022
Service cost	$—	$1	$3	$3
Interest cost	190	139	12	7
Expected return on assets	(229)	(285)	(3)	(3)
Amortization of:
Prior service cost (benefit)	7	7	(3)	(3)
Unrecognized net loss (gain)	27	38	(9)	(6)
Net periodic benefit income	$(5)	$(100)	$—	$(2)
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit income is included in operating expenses and the other components of net periodic benefit income are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the three months ended March 31, 2023, we made required contributions of $67 million to our defined benefit pension plans.
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Provision (1)		Total
Balance at December 31, 2022	$(2,978)	$(6)	$(1,601)		$(4,585)
Other comprehensive income (loss) before reclassifications	—	2	(1)		1
Amounts reclassified from AOCI	22	—	(5)	(2)	17
Net current-period other comprehensive income (loss)	22	2	(6)		18
Balance at March 31, 2023	$(2,956)	$(4)	$(1,607)		$(4,567)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2023	2022
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	Nonoperating other income (expense), net
Actuarial loss	14	25	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$17	$28

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
Regional expenses for each of the three months ended March 31, 2023 and 2022 include $80 million of depreciation and amortization and $1 million of aircraft rent.
During the three months ended March 31, 2023 and 2022, we recognized $168 million and $150 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
12. Legal Proceedings
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The complaint named as defendants US Airways Group, US Airways, Inc., AMR Corporation and American, alleged that the effect of the merger of US Airways Group and AMR Corporation (the Merger) may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants’ motion for summary judgment, and fully denied plaintiffs’ cross-motion for summary judgment. The parties’ evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in our favor. On March 25, 2022, the U.S. District Court for the Southern District of New York entered judgment affirming the Bankruptcy Court’s decision. On April 21, 2022, plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit. On March 20, 2023, the Second Circuit affirmed in full the District Court’s decision. Plaintiffs did not file a petition for panel rehearing or rehearing en banc with the Second Circuit, and their current deadline to file a petition for writ of certiorari with the U.S. Supreme Court is June 20, 2023. We believe this lawsuit is without merit and intend to continue to vigorously defend against any further appeals by the plaintiffs.
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice (the DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). The parties presented their respective cases in a bench trial that commenced on September 27, 2022. The parties presented closing arguments on November 18, 2022. A decision is expected in the second quarter of 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Private Party Antitrust Actions Related to the Northeast Alliance. On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. American and JetBlue are currently seeking dismissal or transfer of the complaint filed in the U.S. District Court for the District of Massachusetts to the U.S. District Court for the Eastern District of New York. We believe these lawsuits are without merit and are defending against them vigorously.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating revenues:
Passenger	$11,103	$7,818
Cargo	223	364
Other	862	714
Total operating revenues	12,188	8,896
Operating expenses:
Aircraft fuel and related taxes	3,167	2,502
Salaries, wages and benefits	3,280	3,152
Regional expenses	1,143	1,023
Maintenance, materials and repairs	712	617
Other rent and landing fees	708	678
Aircraft rent	344	353
Selling expenses	438	332
Depreciation and amortization	484	492
Special items, net	13	157
Other	1,460	1,286
Total operating expenses	11,749	10,592
Operating income (loss)	439	(1,696)
Nonoperating income (expense):
Interest income	231	11
Interest expense, net	(550)	(424)
Other income (expense), net	(6)	95
Total nonoperating expense, net	(325)	(318)
Income (loss) before income taxes	114	(2,014)
Income tax provision (benefit)	29	(436)
Net income (loss)	$85	$(1,578)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$85	$(1,578)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	17	28
Investments	1	(2)
Total other comprehensive income, net of tax	18	26
Total comprehensive income (loss)	$103	$(1,552)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$443	$429
Short-term investments	11,039	8,523
Restricted cash and short-term investments	955	995
Accounts receivable, net	1,966	2,117
Receivables from related parties, net	6,711	6,588
Aircraft fuel, spare parts and supplies, net	2,185	2,157
Prepaid expenses and other	812	798
Total current assets	24,111	21,607
Operating property and equipment
Flight equipment	39,672	39,359
Ground property and equipment	9,594	9,479
Equipment purchase deposits	640	613
Total property and equipment, at cost	49,906	49,451
Less accumulated depreciation and amortization	(20,073)	(19,569)
Total property and equipment, net	29,833	29,882
Operating lease right-of-use assets	7,776	8,033
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $828 and $827, respectively	2,057	2,059
Deferred tax asset	2,859	2,893
Other assets	1,771	1,759
Total other assets	10,778	10,802
Total assets	$72,498	$70,324
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,572	$3,267
Accounts payable	2,373	2,071
Accrued salaries and wages	1,619	1,529
Air traffic liability	9,053	6,745
Loyalty program liability	3,486	3,169
Operating lease liabilities	1,422	1,449
Other accrued liabilities	2,667	2,852
Total current liabilities	24,192	21,082
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	26,352	27,155
Pension and postretirement benefits	2,712	2,811
Loyalty program liability	5,881	5,976
Operating lease liabilities	6,280	6,512
Other liabilities	1,371	1,195
Total noncurrent liabilities	42,596	43,649
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,244	17,230
Accumulated other comprehensive loss	(4,672)	(4,690)
Retained deficit	(6,862)	(6,947)
Total stockholder’s equity	5,710	5,593
Total liabilities and stockholder’s equity	$72,498	$70,324
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$3,306	$810
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(494)	(790)
Purchases of short-term investments	(5,131)	(7,022)
Sales of short-term investments	2,666	7,089
Decrease in restricted short-term investments	29	36
Other investing activities	145	(54)
Net cash used in investing activities	(2,785)	(741)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(2,324)	(339)
Proceeds from issuance of long-term debt	1,824	367
Other financing activities	(21)	—
Net cash provided by (used in) financing activities	(521)	28
Net increase in cash and restricted cash	—	97
Cash and restricted cash at beginning of period	575	400
Cash and restricted cash at end of period (1)	$575	$497

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$84	$284
Finance leases converted to operating leases	14	—
Property and equipment acquired through finance leases	6	58
Supplemental information:
Interest paid, net	585	502
Income taxes paid	1	—

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$443	$361
Restricted cash included in restricted cash and short-term investments	132	136
Total cash and restricted cash	$575	$497
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$—	$17,230	$(4,690)	$(6,947)	$5,593
Net income	—	—	—	85	85
Other comprehensive income, net	—	—	18	—	18
Share-based compensation expense	—	14	—	—	14
Balance at March 31, 2023	$—	$17,244	$(4,672)	$(6,862)	$5,710

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$—	$17,152	$(6,041)	$(7,285)	$3,826
Net loss	—	—	—	(1,578)	(1,578)
Other comprehensive income, net	—	—	26	—	26
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2022	$—	$17,175	$(6,015)	$(8,863)	$2,297
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines, Inc. (American) should be read in conjunction with the consolidated financial statements contained in American’s Annual Report on Form 10-K for the year ended December 31, 2022. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.
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
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Severance expenses (1)	$21	$—
Fleet impairment (2)	—	149
Other operating special items, net	(8)	8
Mainline operating special items, net	13	157

Nonoperating special items, net (3)	15	3

(1)Severance expenses in the first quarter of 2023 primarily included costs associated with headcount reductions in certain corporate functions.
(2)Fleet impairment in the first quarter of 2022 included a non-cash impairment charge to write down the carrying value of American’s retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
(3)Nonoperating special items, net principally included charges associated with debt refinancings and extinguishments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Three Months Ended March 31,
	2023	2022
Passenger revenue:
Passenger travel	$10,291	$7,213
Loyalty revenue - travel (1)	812	605
Total passenger revenue	11,103	7,818
Cargo	223	364
Other:
Loyalty revenue - marketing services	722	596
Other revenue	140	118
Total other revenue	862	714
Total operating revenues	$12,188	$8,896

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is American’s total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2023	2022
Domestic	$8,037	$6,060
Latin America	1,915	1,227
Atlantic	931	466
Pacific	220	65
Total passenger revenue	$11,103	$7,818
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

	March 31, 2023	December 31, 2022
	(In millions)
Loyalty program liability	$9,367	$9,145
Air traffic liability	9,053	6,745
Total	$18,420	$15,890

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2022	$9,145
Deferral of revenue	1,057
Recognition of revenue (1)	(835)
Balance at March 31, 2023 (2)	$9,367

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of March 31, 2023, American’s current loyalty program liability was $3.5 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2023, $3.8 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2022. Tickets issued in 2022 and thereafter are no longer subject to change fees which provides more flexibility for customers to change travel plans. Given this new flexibility offered to its customers, American’s estimate of revenue that will be recognized from the air traffic liability for future flown or unused tickets may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2023	December 31, 2022
Secured
2013 Term Loan Facility, variable interest rate of 8.15%, installments through 2028	$1,000	$1,752
2014 Term Loan Facility, variable interest rate of 6.51%, installments through 2027	1,183	1,196
11.75% senior secured notes, interest only payments until due in July 2025	2,500	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
7.25% senior secured notes, interest only payments until due in February 2028	750	—
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026 (1)	3,500	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 9.56%, installments beginning in July 2023 through April 2028 (1)	3,500	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.70%, maturing from 2023 to 2034	8,776	9,175
Equipment loans and other notes payable, fixed and variable interest rates ranging from 3.32% to 8.20%, averaging 6.37%, maturing from 2023 to 2035	3,150	3,170
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,050	1,050
Total long-term debt	29,609	30,043
Less: Total unamortized debt discount, premium and issuance costs	377	364
Less: Current maturities	3,370	3,059
Long-term debt, net of current maturities	$25,862	$26,620

(1)Collectively referred to as the AAdvantage Financing.
As of March 31, 2023, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$736
2014 Revolving Facility	1,631
April 2016 Revolving Facility	446
Other short-term facilities	64
Total	$2,877
American currently has $64 million of available borrowing base under a cargo receivables facility that is set to expire in December 2023. As a result of the below amendments to the 2013, 2014 and April 2016 Revolving Facilities, the aggregate commitments under these facilities will be $2.8 billion through October 11, 2024, and thereafter through October 13, 2026, such aggregate commitments will decrease to $2.2 billion.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2023 Financing Activities
2013 Credit Facilities
In February 2023, American and AAG refinanced approximately $1.8 billion in aggregate principal amount of term loans outstanding under the 2013 Term Loan Facility (the 2013 Term Loan Facility Refinancing) through the combination of (i) the issuance of $750 million in aggregate principal amount of 7.25% senior secured notes due 2028 and (ii) the entry into the Seventh Amendment to the 2013 Credit Agreement, pursuant to which the maturity of $1.0 billion in term loans under the 2013 Term Loan Facility was extended to February 2028 from June 2025. The Seventh Amendment also amended certain other terms of the 2013 Credit Agreement, including the interest rate and amortization schedule for the 2013 Term Loan Facility, the requirements for delivery of appraisals and certain covenants relating to dispositions of collateral. Additionally, the Seventh Amendment transitioned the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (SOFR). As a result, the 2013 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.75% or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus the SOFR adjustment applicable to such interest period and an applicable margin of 2.75%.
In March 2023, American and AAG entered into the Eighth Amendment to the 2013 Credit Agreement, pursuant to which American extended the maturity of certain commitments under the 2013 Revolving Facility. The Eighth Amendment also amended certain other terms of the 2013 Credit Agreement, including certain covenants and transitioned the benchmark interest rate from LIBOR to SOFR. The 2013 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.25%, 2.50% or 2.75%, depending on AAG’s public corporate rating, or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus the SOFR adjustment applicable to such interest period plus an applicable margin of 3.25%, 3.50% or 3.75%, depending on AAG’s public corporate rating. Additionally, as a result of the Eighth Amendment, through October 11, 2024, the aggregate commitments under the 2013 Revolving Facility will be $736 million, and thereafter through October 13, 2026, such aggregate commitments will decrease to $563 million.
7.25% Senior Secured Notes
On February 15, 2023, as part of the 2013 Term Loan Facility Refinancing, American issued $750 million aggregate principal amount of 7.25% senior secured notes due 2028 (the 7.25% Senior Secured Notes) in a private offering. The 7.25% Senior Secured Notes were issued at par and bear interest at a rate of 7.25% per annum (subject to increase if the collateral coverage ratio described below is not met). Interest on the 7.25% Senior Secured Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2023. The 7.25% Senior Secured Notes will mature on February 15, 2028. The obligations of American under the 7.25% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG. American used the proceeds from the offering of the 7.25% Senior Secured Notes, together with cash on hand, to repay a portion of the term loans then outstanding under the 2013 Term Loan Facility and to pay related fees and expenses.
The 7.25% Senior Secured Notes were issued pursuant to an indenture, dated as of February 15, 2023 (the 7.25% Senior Secured Notes Indenture), by and among American, AAG and Wilmington Trust, National Association, as trustee and collateral agent. The 7.25% Senior Secured Notes are American’s senior secured obligations and are secured on a first lien basis by security interests in certain assets, rights and properties that American uses to provide non-stop scheduled air carrier services between (a) certain airports in the United States and (b) airports in countries in South America (which comprises Argentina, Bolivia, Brazil, Chile, Colombia, Ecuador, Guyana, Paraguay, Peru, Suriname, Uruguay and Venezuela but does not include territories subject to the sovereignty, control or jurisdiction of a country not otherwise listed herein) and New Zealand (collectively, the 7.25% Senior Secured Notes Collateral). The 7.25% Senior Secured Notes Collateral also secures, on a first lien, pari passu basis with the 7.25% Senior Secured Notes, the 2013 Credit Facilities under the 2013 Credit Agreement.
American may redeem the 7.25% Senior Secured Notes, in whole at any time or in part from time to time prior to February 15, 2025, at a redemption price equal to 100% of the principal amount of the 7.25% Senior Secured Notes to be redeemed, plus a “make-whole” premium, plus any accrued and unpaid interest thereon to but excluding the date of redemption. At any time on or after February 15, 2025, American may redeem all or any of the 7.25% Senior Secured Notes in whole at any time, or in part from time to time, at the redemption prices described in the 7.25% Senior Secured Notes Indenture, plus any accrued and unpaid interest thereon to but excluding the date of redemption. In addition, at any time prior to February 15, 2025, American may redeem up to 40% of the original aggregate principal amount of the 7.25% Senior Secured Notes (calculated after giving effect to any issuance of additional notes) with the net cash proceeds of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

certain equity offerings, at a redemption price equal to 107.250% of the aggregate principal amount of the 7.25% Senior Secured Notes to be redeemed, plus any accrued and unpaid interest thereon to but excluding the date of redemption.
Further, if certain change of control transactions occur, each holder of 7.25% Senior Secured Notes may require American to repurchase the 7.25% Senior Secured Notes in whole or in part at a repurchase price of 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to but not including the repurchase date.
Twice per year, American is required to deliver an appraisal of the 7.25% Senior Secured Notes Collateral and an officer’s certificate demonstrating the calculation of a collateral coverage ratio in relation to the 7.25% Senior Secured Notes Collateral (the 7.25% Senior Secured Notes Collateral Coverage Ratio) as of the date of delivery of the appraisal for the applicable period. If the 7.25% Senior Secured Notes Collateral Coverage Ratio is less than 1.6 to 1.0 as of the date of delivery of the appraisal for the applicable period, then, subject to a cure period in which additional collateral can be provided or debt repaid such that American meets the required 7.25% Senior Secured Notes Collateral Coverage Ratio, American will be required to pay special interest in an additional amount equal to 2.0% per annum of the principal amount of the 7.25% Senior Secured Notes until the 7.25% Senior Secured Notes Collateral Coverage Ratio is established to be at least 1.6 to 1.0.
2014 Credit Facilities
In March 2023, American and AAG entered into the Ninth Amendment to the 2014 Credit Agreement, pursuant to which American extended the maturity of certain commitments under the 2014 Revolving Facility. The Ninth Amendment also amended certain other terms of the 2014 Credit Agreement including the requirements for delivery of appraisals and certain other covenants and transitioned the benchmark interest rate for the 2014 Revolving Facility and the 2014 Term Loan Facility from LIBOR to SOFR. The 2014 Revolving Facility bears interest at the same base rate and applicable margin as the 2013 Revolving Facility, as noted above in “2013 Credit Facilities.” The 2014 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.75% or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus the SOFR adjustment applicable to such interest period plus an applicable margin of 0.75%. Additionally, as a result of the Ninth Amendment, through October 11, 2024, the aggregate commitments under the 2014 Revolving Facility will be $1.6 billion, and thereafter through October 13, 2026, such aggregate commitments will decrease to $1.2 billion.
April 2016 Revolving Facility
In March 2023, American and AAG entered into the Sixth Amendment to the April 2016 Credit Agreement, pursuant to which American extended the maturity of certain commitments under the April 2016 Revolving Facility. The Sixth Amendment also amended certain other terms under the April 2016 Credit Agreement including the requirements for delivery of appraisals and certain other covenants and transitioned the benchmark interest rate for the April 2016 Revolving Facility from LIBOR to SOFR. The April 2016 Revolving Facility bears interest at the same base rate and applicable margin as the 2013 Revolving Facility, as noted above in “2013 Credit Facilities.” Additionally, as a result of the Sixth Amendment, through October 11, 2024, the aggregate commitments under the April 2016 Revolving Facility will be $446 million, and thereafter through October 13, 2026, such aggregate commitments will decrease to $342 million.
Equipment Loans and Other Notes Payable Issued in 2023
During the first three months of 2023, American entered into agreements under which it borrowed $94 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2035 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 7.04% as of March 31, 2023.
5. Income Taxes
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
During the three months ended March 31, 2023 and 2022, American recorded an income tax provision of $29 million and an income tax benefit of $436 million, respectively.
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2023.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2023
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$3,295	$3,295	$—	$—
Corporate obligations	4,453	—	4,453	—
Bank notes/certificates of deposit/time deposits	2,441	—	2,441	—
Repurchase agreements	450	—	450	—
U.S. government and agency obligations	400	—	400	—
	11,039	3,295	7,744	—
Restricted cash and short-term investments (1), (3)	955	486	469	—
Long-term investments (4)	246	246	—	—
Total	$12,240	$4,027	$8,213	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations and collateral associated with the payment of interest for the AAdvantage Financing.
(4)Long-term investments include American’s equity investments in China Southern Airlines Company Limited (China Southern Airlines), GOL Linhas Aéreas Inteligentes S.A. (GOL) and Vertical Aerospace Ltd. (Vertical). See Note 7 for further information on American’s equity investments.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$29,232	$28,814	$29,679	$28,453
7. Investments
To help expand American’s network and as part of its ongoing commitment to sustainability, American enters into various commercial relationships or other strategic partnerships, including equity investments, with other airlines and companies. American’s equity investments are reflected in other assets on its condensed consolidated balance sheets. American’s share of equity method investees’ financial results and changes in fair value are recorded in nonoperating other income, net on the condensed consolidated statements of operations.
American’s equity investment ownership interests and carrying values were:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$228	$222
China Southern Airlines	Fair Value	1.5%	1.5%	193	176
Other investments (1)	Various			201	212
Total				$622	$610

(1)Primarily includes American’s investment in JetSmart Airlines SpA, which is accounted for under the equity method, and American’s investments in GOL and Vertical, which are each accounted for at fair value.
8. Employee Benefit Plans
The following table provides the components of net periodic benefit income (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2023	2022	2023	2022
Service cost	$—	$1	$3	$3
Interest cost	189	138	12	7
Expected return on assets	(228)	(283)	(3)	(3)
Amortization of:
Prior service cost (benefit)	7	7	(3)	(3)
Unrecognized net loss (gain)	27	38	(9)	(6)
Net periodic benefit income	$(5)	$(99)	$—	$(2)
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The service cost component of net periodic benefit income is included in operating expenses and the other components of net periodic benefit income are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the three months ended March 31, 2023, American made required contributions of $67 million to its defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Provision (1)		Total
Balance at December 31, 2022	$(2,974)	$(6)	$(1,710)		$(4,690)
Other comprehensive income (loss) before reclassifications	—	2	(1)		1
Amounts reclassified from AOCI	22	—	(5)	(2)	17
Net current-period other comprehensive income (loss)	22	2	(6)		18
Balance at March 31, 2023	$(2,952)	$(4)	$(1,716)		$(4,672)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2023	2022
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	Nonoperating other income (expense), net
Actuarial loss	14	25	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$17	$28
10. Regional Expenses
American’s regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include AAG’s wholly-owned regional carriers as well as third-party regional carriers. American’s regional carrier arrangements are in the form of capacity purchase agreements. Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations.
Regional expenses for the three months ended March 31, 2023 and 2022 include $68 million and $66 million of depreciation and amortization, respectively, and $1 million each of aircraft rent.
During the three months ended March 31, 2023 and 2022, American recognized $168 million and $150 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
11. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	March 31, 2023	December 31, 2022
AAG	$8,837	$8,692
AAG’s wholly-owned subsidiaries (1)	(2,126)	(2,104)
Total	$6,711	$6,588

(1)The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

12. Legal Proceedings
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The complaint named as defendants US Airways Group, US Airways, Inc., AMR Corporation and American, alleged that the effect of the merger of US Airways Group and AMR Corporation (the Merger) may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants’ motion for summary judgment, and fully denied plaintiffs’ cross-motion for summary judgment. The parties’ evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in American’s favor. On March 25, 2022, the U.S. District Court for the Southern District of New York entered judgment affirming the Bankruptcy Court’s decision. On April 21, 2022, plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit. On March 20, 2023, the Second Circuit affirmed in full the District Court’s decision. Plaintiffs did not file a petition for panel rehearing or rehearing en banc with the Second Circuit, and their current deadline to file a petition for writ of certiorari with the U.S. Supreme Court is June 20, 2023. American believes this lawsuit is without merit and intends to continue to vigorously defend against any further appeals by the plaintiffs.
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice (the DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). The parties presented their respective cases in a bench trial that commenced on September 27, 2022. The parties presented closing arguments on November 18, 2022. A decision is expected in the second quarter of 2023.
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
Private Party Antitrust Actions Related to the Northeast Alliance. On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. American and JetBlue are currently seeking dismissal or transfer of the complaint filed in the U.S. District Court for the District of Massachusetts to the U.S. District Court for the Eastern District of New York. American believes these lawsuits are without merit and is defending against them vigorously.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of AAG and American, but rather updates disclosures made in the 2022 Form 10-K.
Financial Overview
AAG’s First Quarter 2023 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Passenger revenue	$11,103	$7,818	$3,285	42.0
Cargo revenue	223	364	(141)	(38.7)
Other operating revenue	863	717	146	20.4
Total operating revenues	12,189	8,899	3,290	37.0
Aircraft fuel and related taxes	3,167	2,502	665	26.6
Salaries, wages and benefits	3,281	3,154	127	4.1
Total operating expenses	11,751	10,622	1,129	10.6
Operating income (loss)	438	(1,723)	2,161	nm (2)
Pre-tax income (loss)	17	(2,086)	2,103	nm
Income tax provision (benefit)	7	(451)	458	nm
Net income (loss)	10	(1,635)	1,645	nm

Pre-tax income (loss) – GAAP	$17	$(2,086)	$2,103	nm
Adjusted for: pre-tax net special items (1)	28	160	(132)	(82.0)
Pre-tax income (loss) excluding net special items	$45	$(1,926)	$1,971	nm

(1)See “Reconciliation of GAAP to Non-GAAP Financial Measures” below and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Not meaningful or greater than 100% change.
Pre-Tax Income (Loss) and Net Income (Loss)
Pre-tax income and net income were $17 million and $10 million, respectively, in the first quarter of 2023. This compares to first quarter of 2022 pre-tax loss and net loss of $2.1 billion and $1.6 billion, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $45 million in the first quarter of 2023 and pre-tax loss was $1.9 billion in the first quarter of 2022.
The quarter-over-quarter improvement in our pre-tax income, on both a GAAP basis and excluding pre-tax net special items, was driven by the continued strength in demand for air travel and a 9.2% increase in capacity as compared to the first quarter of 2022. This resulted in higher operating revenues, which was offset in part by higher aircraft fuel and related taxes due to a 17.3% increase in the average price per gallon of aircraft fuel as well as 7.9% more gallons consumed, as compared to the first quarter of 2022.

Revenue
In the first quarter of 2023, we reported total operating revenues of $12.2 billion, an increase of $3.3 billion, or 37.0%, as compared to the first quarter of 2022. Passenger revenue was $11.1 billion in the first quarter of 2023, an increase of $3.3 billion, or 42.0%, as compared to the first quarter of 2022. The increase in passenger revenue in the first quarter of 2023 was primarily due to a 20.9% increase in passenger yield and a 17.4% increase in revenue passenger miles (RPMs), driven by the continued strength in demand for air travel, resulting in an 80.0% load factor in the first quarter of 2023.
Cargo revenue decreased $141 million, or 38.7%, in the first quarter of 2023 from the first quarter of 2022 primarily due to a 22.2% decrease in cargo yield and a 21.2% decrease in cargo ton miles driven by lower demand.
Other operating revenue increased $146 million, or 20.4%, as compared to the first quarter of 2022, driven primarily by higher revenue associated with our loyalty program. During the first quarter of 2023 and 2022, cash payments from co-branded credit card and other partners were $1.6 billion and $1.4 billion, respectively.
Our total revenue per available seat mile (TRASM) was 18.75 cents in the first quarter of 2023, a 25.4% increase as compared to 14.95 cents in the first quarter of 2022, driven primarily by the increase in passenger revenue as described above.
Fuel
Aircraft fuel expense was $3.2 billion in the first quarter of 2023, which was $665 million, or 26.6%, higher as compared to the first quarter of 2022. This increase was primarily due to a 17.3% increase in the average price per gallon of aircraft fuel including related taxes to $3.28 in the first quarter of 2023 from $2.80 in the first quarter of 2022 and a 7.9% increase in gallons of fuel consumed due to increased capacity.
As of March 31, 2023, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel.
Our 2023 first quarter total operating cost per available seat mile (CASM) was 18.08 cents, an increase of 1.3%, from 17.84 cents in the first quarter of 2022.
Our 2023 first quarter CASM excluding net special items and fuel was 13.18 cents, a decrease of 1.4%, from 13.38 cents in the first quarter of 2022.
For a reconciliation of CASM to CASM excluding net special items and fuel, see “Reconciliation of GAAP to Non-GAAP Financial Measures” below.
Liquidity
As of March 31, 2023, we had $14.4 billion in total available liquidity, consisting of $11.5 billion in unrestricted cash and short-term investments, $2.9 billion in total undrawn capacity under revolving credit and other short-term facilities.
During the first quarter of 2023, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part 1, Item 1A for further information):
•refinanced approximately $1.8 billion in aggregate principal amount of term loans outstanding under the 2013 Term Loan Facility by extending the maturity of $1.0 billion in term loans under the 2013 Term Loan Facility and issuing $750 million in aggregate principal amount of 7.25% Senior Secured Notes;
•extended $2.2 billion of aggregate commitments under the 2013, 2014 and April 2016 Revolving Facilities through October 2026. The $2.8 billion of aggregate commitments currently under the 2013, 2014 and April 2016 Revolving Facilities will continue through October 2024; and

•issued $94 million of equipment loans and other notes payable in connection with the financing of certain aircraft.
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

	Three Months Ended March 31,
	2023	2022
	(In millions)
Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$17	$(2,086)
Pre-tax net special items (1):
Operating special items, net	13	157
Nonoperating special items, net	15	3
Total pre-tax net special items	28	160
Pre-tax income (loss) excluding net special items	$45	$(1,926)

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

Additionally, the table below presents the reconciliation of total operating costs (GAAP measure) to total operating costs excluding net special items and fuel (non-GAAP measure) and CASM to CASM excluding net special items and fuel. Management uses total operating costs excluding net special items and fuel and CASM excluding net special items and fuel to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. The adjustment to exclude net special items and fuel allows management an additional tool to understand and analyze our non-fuel costs and core operating performance. Amounts may not recalculate due to rounding.

	Three Months Ended March 31,
	2023	2022
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$11,751	$10,622
Operating net special items (1):
Mainline operating special items, net	(13)	(157)
Aircraft fuel and related taxes	(3,167)	(2,502)
Total operating expenses, excluding net special items and fuel	$8,571	$7,963

Total available seat miles (ASM)	65,006	59,533
(In cents)
CASM	18.08	17.84
Operating net special items per ASM (1):
Mainline operating special items, net	(0.02)	(0.26)
Aircraft fuel and related taxes per ASM	(4.87)	(4.20)
CASM, excluding net special items and fuel	13.18	13.38

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three months ended March 31, 2023 and 2022. Amounts may not recalculate due to rounding.

	Three Months Ended March 31,		Increase
	2023	2022
Revenue passenger miles (millions) (a)	52,014	44,290	17.4%
Available seat miles (millions) (b)	65,006	59,533	9.2%
Passenger load factor (percent) (c)	80.0	74.4	5.6pts
Yield (cents) (d)	21.35	17.65	20.9%
Passenger revenue per available seat mile (cents) (e)	17.08	13.13	30.1%
Total revenue per available seat mile (cents) (f)	18.75	14.95	25.4%
Fuel consumption (gallons in millions)	965	894	7.9%
Average aircraft fuel price including related taxes (dollars per gallon)	3.28	2.80	17.3%
Total operating cost per available seat mile (cents) (g)	18.08	17.84	1.3%
Aircraft at end of period (h)	1,464	1,453	0.8%
Full-time equivalent employees at end of period	130,800	127,000	3.0%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above are six mainline aircraft and 70 regional aircraft that are in temporary storage at March 31, 2023 as follows: six Boeing 737-800, 41 Embraer 145, 19 Bombardier CRJ 700, five Embraer 170, four Bombardier CRJ 900 and one Embraer 175.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Passenger	$11,103	$7,818	$3,285	42.0
Cargo	223	364	(141)	(38.7)
Other	863	717	146	20.4
Total operating revenues	$12,189	$8,899	$3,290	37.0
This table presents our passenger revenue and the quarter-over-quarter change in certain operating statistics:

		Increase vs. Three Months Ended March 31, 2022
	Three Months Ended March 31, 2023	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$11,103	17.4%	9.2%	5.6pts	20.9%	30.1%
Passenger revenue increased $3.3 billion, or 42.0%, in the first quarter of 2023 from the first quarter of 2022 primarily due to a 20.9% increase in passenger yield and a 17.4% increase in RPMs, driven by the continued strength in demand for air travel, resulting in an 80.0% load factor in the first quarter of 2023.
Cargo revenue decreased $141 million, or 38.7%, in the first quarter of 2023 from the first quarter of 2022 primarily due to a 22.2% decrease in cargo yield and a 21.2% decrease in cargo ton miles driven by lower demand.
Other operating revenue increased $146 million, or 20.4%, as compared to the first quarter of 2022, driven primarily by higher revenue associated with our loyalty program. During the first quarter of 2023 and 2022, cash payments from co-branded credit card and other partners were $1.6 billion and $1.4 billion, respectively.
Total operating revenues in the first quarter of 2023 increased $3.3 billion, or 37.0%, from the first quarter of 2022 and our TRASM increased 25.4% to 18.75 cents in the first quarter of 2023 from 14.95 cents in the first quarter of 2022, driven primarily by the increase in passenger revenue as described above.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,167	$2,502	$665	26.6
Salaries, wages and benefits	3,281	3,154	127	4.1
Regional expenses	1,142	1,052	90	8.6
Maintenance, materials and repairs	712	617	95	15.4
Other rent and landing fees	708	678	30	4.4
Aircraft rent	344	353	(9)	(2.5)
Selling expenses	438	332	106	31.8
Depreciation and amortization	486	492	(6)	(1.2)
Mainline operating special items, net	13	157	(144)	(91.4)
Other	1,460	1,285	175	13.5
Total operating expenses	$11,751	$10,622	$1,129	10.6

Significant changes in the components of our total operating expenses are as follows:
Aircraft fuel and related taxes increased $665 million, or 26.6%, in the first quarter of 2023 from the first quarter of 2022 primarily due to a 17.3% increase in the average price per gallon of aircraft fuel including related taxes to $3.28 in the first quarter of 2023 from $2.80 in the first quarter of 2022, and a 7.9% increase in gallons of fuel consumed due to increased capacity.
Regional expenses increased $90 million, or 8.6%, in the first quarter of 2023 from the first quarter of 2022 primarily due to pay rate increases offered at our wholly-owned regional carriers effective subsequent to the first quarter of 2022.
Maintenance, materials and repairs increased $95 million, or 15.4%, in the first quarter of 2023 from the first quarter of 2022 primarily due to increased costs for engine overhauls and airframe heavy checks driven by higher volume and flight hours.
Selling expenses increased $106 million, or 31.8%, in the first quarter of 2023 from the first quarter of 2022 primarily due to higher credit card fees and commission expense driven by the overall increase in passenger revenues.
Other operating expenses increased $175 million, or 13.5%, in the first quarter of 2023 from the first quarter of 2022 primarily driven by the increase in flight operations, including increased costs for aircraft food and catering, crew travel, airport lounge operations and ground handling, as well as certain general and administrative expenses.
Operating Special Items, Net

	Three Months Ended March 31,
	2023	2022
	(In millions)
Severance expenses (1)	$21	$—
Fleet impairment (2)	—	149
Other operating special items, net	(8)	8
Mainline operating special items, net	$13	$157

(1)Severance expenses in the first quarter of 2023 primarily included costs associated with headcount reductions in certain corporate functions.
(2)Fleet impairment in the first quarter of 2022 included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Interest income	$125	$8	$117	nm
Interest expense, net	(540)	(463)	(77)	16.6
Other income (expense), net	(6)	92	(98)	nm
Total nonoperating expense, net	$(421)	$(363)	$(58)	16.0
Interest income increased in the first quarter of 2023 compared to the first quarter of 2022 primarily as a result of higher returns on our short-term investments. Interest expense, net increased in the first quarter of 2023 compared to the first quarter of 2022 primarily due to higher interest rates on our variable-rate debt instruments.
In the first quarter of 2023, other nonoperating expense, net primarily included $15 million of net special charges principally associated with debt refinancings and extinguishments, offset in part by $8 million of non-service related pension and other postretirement benefit plan income.
In the first quarter of 2022, other nonoperating income, net primarily included $106 million of non-service related pension and other postretirement benefit plan income.

The decrease in non-service related pension and other postretirement benefit plan income in the first quarter of 2023 as compared to the first quarter of 2022 is principally due to an increase in interest cost for the pension and other postretirement benefit obligations and a decrease in expected return on pension plan assets.
Income Taxes
In the first quarter of 2023, we recorded an income tax provision of $7 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Passenger	$11,103	$7,818	$3,285	42.0
Cargo	223	364	(141)	(38.7)
Other	862	714	148	20.8
Total operating revenues	$12,188	$8,896	$3,292	37.0
Passenger revenue increased $3.3 billion, or 42.0%, in the first quarter of 2023 from the first quarter of 2022 primarily due to an increase in passenger yield and RPMs, driven by the continued strength in demand for air travel, resulting in an increased load factor in the first quarter of 2023.
Cargo revenue decreased $141 million, or 38.7%, in the first quarter of 2023 from the first quarter of 2022 primarily due to a decrease in cargo yield and cargo ton miles driven by lower demand.
Other operating revenue increased $148 million, or 20.8%, as compared to the first quarter of 2022, driven primarily by higher revenue associated with American’s loyalty program. During the first quarter of 2023 and 2022, cash payments from co-branded credit card and other partners were $1.6 billion and $1.4 billion, respectively.
Total operating revenues in the first quarter of 2023 increased $3.3 billion, or 37.0%, from the first quarter of 2022 driven primarily by the increase in passenger revenue as described above.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,167	$2,502	$665	26.6
Salaries, wages and benefits	3,280	3,152	128	4.0
Regional expenses	1,143	1,023	120	11.8
Maintenance, materials and repairs	712	617	95	15.4
Other rent and landing fees	708	678	30	4.4
Aircraft rent	344	353	(9)	(2.5)
Selling expenses	438	332	106	31.8
Depreciation and amortization	484	492	(8)	(1.5)
Mainline operating special items, net	13	157	(144)	(91.4)
Other	1,460	1,286	174	13.5
Total operating expenses	$11,749	$10,592	$1,157	10.9

Significant changes in the components of American’s total operating expenses are as follows:
Aircraft fuel and related taxes increased $665 million, or 26.6%, in the first quarter of 2023 from the first quarter of 2022 primarily due to a 17.3% increase in the average price per gallon of aircraft fuel including related taxes to $3.28 in the first quarter of 2023 from $2.80 in the first quarter of 2022, and a 7.9% increase in gallons of fuel consumed due to increased capacity.
Regional expenses increased $120 million, or 11.8%, in the first quarter of 2023 from the first quarter of 2022 primarily due to contractual rate increases with American’s third-party regional carriers effective subsequent to the first quarter of 2022.
Maintenance, materials and repairs increased $95 million, or 15.4%, in the first quarter of 2023 from the first quarter of 2022 primarily due to increased costs for engine overhauls and airframe heavy checks driven by higher volume and flight hours.
Selling expenses increased $106 million, or 31.8%, in the first quarter of 2023 from the first quarter of 2022 primarily due to higher credit card fees and commission expense driven by the overall increase in passenger revenues.
Other operating expenses increased $174 million, or 13.5%, in the first quarter of 2023 from the first quarter of 2022 primarily driven by the increase in flight operations, including increased costs for aircraft food and catering, crew travel, airport lounge operations and ground handling, as well as certain general and administrative expenses.
Operating Special Items, Net

	Three Months Ended March 31,
	2023	2022
	(In millions)
Severance expenses (1)	$21	$—
Fleet impairment (2)	—	149
Other operating special items, net	(8)	8
Mainline operating special items, net	$13	$157

(1)Severance expenses in the first quarter of 2023 primarily included costs associated with headcount reductions in certain corporate functions.
(2)Fleet impairment in the first quarter of 2022 included a non-cash impairment charge to write down the carrying value of American’s retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Interest income	$231	$11	$220	nm
Interest expense, net	(550)	(424)	(126)	29.7
Other income (expense), net	(6)	95	(101)	nm
Total nonoperating expense, net	$(325)	$(318)	$(7)	1.9
Interest income increased in the first quarter of 2023 compared to the first quarter of 2022 primarily as a result of higher returns on American’s short-term investments. Interest expense, net increased in the first quarter of 2023 compared to the first quarter of 2022 primarily due to higher interest rates on American’s variable-rate debt instruments.
In the first quarter of 2023, other nonoperating expense, net primarily included $15 million of net special charges principally associated with debt refinancings and extinguishments, offset in part by $8 million of non-service related pension and other postretirement benefit plan income.

In the first quarter of 2022, other nonoperating income, net primarily included $105 million of non-service related pension and other postretirement benefit plan income.
The decrease in non-service related pension and other postretirement benefit plan income in the first quarter of 2023 as compared to the first quarter of 2022 is principally due to an increase in interest cost for the pension and other postretirement benefit obligations and a decrease in expected return on pension plan assets.
Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the first quarter of 2023, American recorded an income tax provision of $29 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At March 31, 2023, AAG had $14.4 billion in total available liquidity and $955 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Cash	$452	$440	$443	$429
Short-term investments	11,041	8,525	11,039	8,523
Undrawn facilities	2,877	3,033	2,877	3,033
Total available liquidity	$14,370	$11,998	$14,359	$11,985
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
Certain Covenants
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. Our debt agreements also contain customary change of control provisions, which may require us to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Additionally, certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV), collateral coverage or peak debt service coverage ratio covenants and certain agreements require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV, collateral coverage or peak debt service coverage ratio exceeds or falls below a specified threshold, as the case may be, we will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing LTV, collateral coverage and peak debt service coverage tests. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our 5.50% senior secured notes due 2026, 5.75% senior secured notes due 2029 and $3.5 billion term loan facility (collectively, the AAdvantage Financing) contains a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing.

Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $3.3 billion and $1.2 billion for the first quarter of 2023 and 2022, respectively, a $2.1 billion period-over-period increase primarily due to a return to profitability.
Investing Activities
Our net cash used in investing activities was $2.8 billion and $771 million for the first quarter of 2023 and 2022, respectively.
Our principal investing activities in the first quarter of 2023 included $2.5 billion in net purchases of short-term investments. Additionally, we had $505 million of capital expenditures, which primarily related to the purchase of two Airbus A321neo aircraft, two Embraer 175 aircraft and five spare engines.
Our principal investing activities in the first quarter of 2022 included $807 million of capital expenditures, which principally related to the purchase of nine Airbus A321neo aircraft.
Financing Activities
Our net cash used in financing activities was $539 million and $310 million for the first quarter of 2023 and 2022, respectively.
Our principal financing activities in the first quarter of 2023 included $502 million in net repayments of debt and finance lease obligations. We refinanced approximately $1.8 billion in aggregate principal amount of term loans outstanding under the 2013 Term Loan Facility by extending the maturity of $1.0 billion in term loans under the 2013 Term Loan Facility and issuing $750 million in aggregate principal amount of the 7.25% Senior Secured Notes.
Our principal financing activities in the first quarter of 2022 included $661 million in debt repayments, including $344 million in scheduled debt repayments and the repurchase of $317 million of unsecured notes in the open market. These cash outflows were offset in part by $367 million of long-term debt proceeds from the issuance of equipment notes related to enhanced equipment trust certificates (EETCs).
American
Operating Activities
American’s net cash provided by operating activities was $3.3 billion and $810 million for the first quarter of 2023 and 2022, respectively, a $2.5 billion period-over-period increase primarily due to a return to profitability.
Investing Activities
American’s net cash used in investing activities was $2.8 billion and $741 million for the first quarter of 2023 and 2022, respectively.
American’s principal investing activities in the first quarter of 2023 included $2.5 billion in net purchases of short-term investments. Additionally, American had $494 million of capital expenditures, which primarily related to the purchase of two Airbus A321neo aircraft, two Embraer 175 aircraft and five spare engines.
American’s principal investing activities in the first quarter of 2022 included $790 million of capital expenditures, which principally related to the purchase of nine Airbus A321neo aircraft.
Financing Activities
American’s net cash used in financing activities was $521 million for the first quarter of 2023 as compared to net cash provided by financing activities of $28 million for the first quarter of 2022.
American’s principal financing activities in the first quarter of 2023 included $500 million in net repayments of debt and finance lease obligations. American refinanced approximately $1.8 billion in aggregate principal amount of term loans outstanding under the 2013 Term Loan Facility by extending the maturity of $1.0 billion in term loans under the 2013 Term Loan Facility and issuing $750 million in aggregate principal amount of the 7.25% Senior Secured Notes.

American’s principal financing activities in the first quarter of 2022 included $367 million of long-term debt proceeds from the issuance of equipment notes related to EETCs offset in part by $339 million in scheduled debt repayments.
Commitments
Significant Indebtedness
As of March 31, 2023, AAG had $34.9 billion in long-term debt, including current maturities of $3.4 billion. As of March 31, 2023, American had $29.6 billion in long-term debt, including current maturities of $3.4 billion. All material changes in our significant indebtedness since our 2022 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of March 31, 2023, we had definitive purchase agreements for the acquisition of the following aircraft (1):

	Remainder of 2023	2024	2025	2026	2027	Total
Airbus
A320neo Family	—	2	22	29	5	58
Boeing
737 MAX Family	17	22	28	21	—	88
787 Family	3	11	10	4	5	33
Total	20	35	60	54	10	179

(1)Delivery schedule represents our best estimate as of the date of this report as described in footnote (d) to the “Contractual Obligations” table below. Actual delivery dates are subject to change, which could be material, based on various potential factors including production delays by the manufacturer and regulatory concerns.
We also have agreements for 47 spare engines to be delivered in 2023 and beyond. In addition, as of March 31, 2023, we have committed to purchase four used Embraer 175 aircraft which are currently flown under a capacity purchase agreement with a third-party regional carrier and are already included in our aircraft count.
We currently have financing commitments in place for all aircraft on order and scheduled to be delivered in 2023 except for 10 Boeing 737 MAX Family aircraft. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions including, in some cases, on our acquisition of the aircraft by a certain date and (2) the performance by the relevant financing counterparty of its obligations thereunder. We do not have financing commitments in place for any of the aircraft scheduled to be delivered in 2024 and beyond, except for five Boeing 787 Family aircraft scheduled to be delivered in 2024.
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
There have been no material changes in our off-balance sheet arrangements as discussed in our 2022 Form 10-K.

Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of March 31, 2023 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	Remainder of 2023	2024	2025	2026	2027	2028 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$2,529	$3,532	$6,119	$4,497	$4,532	$8,400	$29,609
Interest obligations (b), (c)	1,317	1,669	1,396	825	534	573	6,314
Finance lease obligations	197	201	137	113	71	93	812
Aircraft and engine purchase commitments (d)	1,242	2,516	4,219	3,245	1,008	65	12,295
Operating lease commitments (e)	1,479	1,728	1,434	1,169	979	4,544	11,333
Regional capacity purchase agreements (f)	1,579	2,136	2,036	1,406	1,031	1,647	9,835
Minimum pension obligations (g)	—	301	328	385	305	603	1,922
Retiree medical and other postretirement benefits	65	85	81	82	81	350	744
Other purchase obligations (h)	3,977	2,861	1,549	546	128	925	9,986
Total American Contractual Obligations	12,385	15,029	17,299	12,268	8,669	17,200	82,850

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	—	1,500	—	—	3,746	5,246
Interest obligations (b)	61	121	143	147	176	544	1,192
Finance lease obligations	5	10	—	—	—	—	15
Operating lease commitments	16	15	11	10	5	29	86
Minimum pension obligations (g)	2	2	2	2	2	8	18
Total AAG Contractual Obligations	$12,469	$15,177	$18,955	$12,427	$8,852	$21,527	$89,407

(a)Amounts represent contractual amounts due. Excludes $377 million and $19 million of unamortized debt discount, premium and issuance costs as of March 31, 2023 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at March 31, 2023.
(c)Includes $8.8 billion of future principal payments and $1.3 billion of future interest payments as of March 31, 2023, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(d)See “Aircraft and Engine Purchase Commitments” above for additional information about the firm commitment aircraft delivery schedule, in particular the footnote to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the manufacturer and regulatory concerns. Additionally, the amounts in the table exclude three Boeing 787-8 aircraft scheduled to be delivered in 2023 and five Boeing 787-9 aircraft scheduled to be delivered in 2024, for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.
(e)Operating lease commitments include rental payments for four Embraer 175 aircraft which are currently flown under a capacity purchase agreement with a third-party regional carrier but which we have committed to purchase during

2023, at which time the associated rental payments will be removed from the operating lease commitments line above.
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
(g)Represents minimum pension contributions based on actuarially determined estimates as of December 31, 2022 and is based on estimated payments through 2032. During the first three months of 2023, we made required contributions of $67 million to our defined benefit pension plans.
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
Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2022 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG’s and American’s Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2022 Form 10-K except as updated below.
Aircraft Fuel
As of March 31, 2023, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2023 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2023 annual fuel expense by approximately $40 million.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our March 31, 2023 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $90 million and annual interest income on short-term investments would increase by approximately $115 million.
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates the London Interbank Offered Rate (LIBOR)) announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month, and 12-month) was subsequently extended by the ICE Benchmark Administration (the administrator of LIBOR) until June 30, 2023. It is not possible to predict what rate or rates may become the predominant alternative to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the Secured Overnight Financing Rate (SOFR), and specifically Term SOFR, as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.
As of March 31, 2023, we had $5.3 billion of borrowings with interest rates linked to LIBOR. We have commenced the process of amending our LIBOR-based financing agreements to transition them to successor reference rates in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreements with all affected counterparties, or to do so on favorable terms. Additionally, the replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of March 31, 2023 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
For the quarter ended March 31, 2023, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 to each of AAG and American’s Condensed Consolidated Financial Statements in Part I, Item 1A and Part I, Item 1B, respectively, for information on legal proceedings.
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
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of March 31, 2023, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for the remainder of 2023 through 2027 would be approximately $12.2 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If needed, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; volatile or otherwise unfavorable market conditions; and the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase aircraft and engines or fund our other corporate requirements, or may seek to negotiate deferrals for such aircraft and engines with the applicable manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. Furthermore, we hold significant balances of cash and short-term investments, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully or to fund our committed expenditures. An inability to obtain necessary financing on acceptable terms would limit our ability to execute necessary capital projects and would have a material adverse impact on our business, results of operations and financial condition.

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
In addition, during the COVID-19 pandemic we were required to obtain a significant amount of additional financing from a variety of sources and we cannot guarantee that we will not need to obtain additional financing in the future. Such financing may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. Moreover, as a result of the financing activities we undertook in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on us as we continue to seek additional liquidity.
The obligations discussed above, including those imposed as a result of any additional financings we may be required to undertake, could also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.
Further, a substantial amount of our long-term indebtedness bears interest at fluctuating interest rates, primarily based on LIBOR for deposits of U.S. dollars. LIBOR tends to fluctuate based on general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. In 2022 and continuing into 2023, in response to rising inflation which coincided with a rapid rebound of economic activity as governments lifted restrictions and economies reopened following the COVID-19 pandemic, central banks around the world—including the U.S. Federal Reserve, the European Central Bank and the Bank of England—commenced a cycle of raising interest rates, which has consequently increased the interest we pay on our floating-rate indebtedness. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month and 12-month) was subsequently extended by the ICE Benchmark Administration (the administrator of LIBOR) until June 30, 2023. It is not possible to predict what rate or rates may become the predominant alternative to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen SOFR, and specifically Term SOFR, as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. See also the discussion of interest rate risk in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Interest.”
As of March 31, 2023, we had $5.3 billion of borrowings with interest rates linked to LIBOR. We have commenced the process of amending our LIBOR-based financing agreements to transition them to successor reference rates in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreements with all affected counterparties, or to do so on favorable terms. Additionally, the replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.
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
The COVID-19 pandemic, along with the measures governments and private organizations worldwide implemented in an attempt to contain its spread, resulted in significant volatility in demand for air travel, which adversely affected our business, operations and financial condition to an unprecedented extent and for a prolonged period. Measures implemented during the COVID-19 pandemic—such as travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, cancellation of public events and many others—initially resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material deterioration in demand, we took a number of aggressive actions to ameliorate the impacts to our business, operations and financial condition. While cases have declined globally and many governments have loosened or lifted COVID-related travel restrictions, the potential for a resurgence of COVID-19, including the emergence and spread of any new variants, and its after effects remain uncertain, and there can be no assurance that any mitigating actions we take in response will be sufficient to avert a deterioration in our business, financial condition and results of operations. Additionally, the COVID-19 pandemic necessitated changes in business practices which may persist. For example, businesses and other travelers may continue to forego air travel in favor of remote or flexible working policies and communication alternatives such as videoconferencing. In addition, businesses may seek to reduce travel costs by requiring the purchase of less expensive tickets, thereby potentially impacting our average revenue per available seat mile.
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
Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements (CBAs) generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB). As of December 31, 2022, approximately 87% of our employees were represented for collective bargaining purposes by labor unions, and 48% were covered by CBAs that are currently amendable or that will become amendable within one year. For the dates that the CBAs with our major work groups become amendable under the RLA, see “Labor Relations” under Part I, Item 1. Business – “Sustainability – Our People” in our 2022 Form 10-K.
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
None of the unions representing our employees presently may lawfully engage in concerted slowdowns or refusals to work, such as strikes, sick-outs or other similar activity, against us. Nonetheless, there is a risk that employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. Additionally, some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. If successful, there is a risk these arbitral avenues could result in material additional costs that we did not anticipate. See also “Labor Relations” under Part I, Item 1. Business – “Sustainability – Our People” in our 2022 Form 10-K.
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
A significant portion of our regional operations are conducted by third-party operators on our behalf and are provided for under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain skilled personnel, including in particular pilots and mechanics, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Several of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of pilots, mechanics and other skilled personnel and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. In particular, the severe decline in demand for air travel resulting from the COVID-19 pandemic and related governmental restrictions on travel materially impacted demand for services provided by our regional carriers and, as a result, we temporarily significantly reduced our regional capacity. Further, as airlines attempt to restore capacity in line with increased demand for air travel following the height of the COVID-19 pandemic, these third-party operators have experienced difficulties in recruiting and retaining sufficient personnel to operate significantly increased schedules, and have in some instances been required to offer significant increases in pay and other benefits to recruit and retain pilots and other personnel. Ongoing volatility in travel demand has the potential to continue to adversely affect our regional operators, some of whom may experience significant financial stress, declare bankruptcy or otherwise cease to operate. We may also experience disruption to our regional operations or incur financial damages if we terminate the capacity purchase agreement with one or more of our current operators or transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.
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

Moreover, an outbreak and spread of an infectious disease could adversely impact consumer perceptions of the health and safety of travel, and in particular airline travel, such as occurred during the COVID-19 pandemic. Actual or perceived risk of infection on our flights could have a material adverse effect on the public’s perception of us and may harm our reputation and business. We have in the past, and may in the future be required to take extensive measures to reassure our team members and the traveling public of the safety of air travel, and we could incur significant costs implementing safety, hygiene-related or other actions to limit the actual or perceived threat of infection among our employees and passengers. However, we cannot assure that any actions we might take in response to an infectious disease outbreak will be sufficient to restore the confidence of consumers in the safety of air travel. In addition, as a result of mask mandates and other mitigating measures that airports and carriers were required by law to implement to limit the spread of COVID-19, we experienced an increase in the incidence of aggressive customer behavior and physical confrontation on our flights, certain of which resulted in injuries to our personnel. While the rate of these incidents has declined following the lifting of mask mandates and other COVID-19 measures, if our employees feel unsafe or believe that we are not doing enough to prevent and prosecute such incidents, we could experience higher rates of employee absence or attrition and we may suffer reputational harm which could make it more difficult to attract and retain employees, and which could in turn negatively affect our business, financial condition and results of operations.
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
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved, and additional claims may arise in the future. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a legal proceeding is resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to operate or market our services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business. Additional information regarding certain legal matters in which we are involved can be found in Note 12 to each of AAG and American’s Condensed Consolidated Financial Statements in Part I, Item 1A and Part I, Item 1B, respectively.
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
A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50% during a rolling three-year period). In 2013, we experienced an ownership change in connection with our emergence from bankruptcy and US Airways Group, Inc. (US Airways Group) experienced an ownership change in connection with the merger of US Airways Group and AMR Corporation (the Merger). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $4.4 billion of unlimited NOLs still remaining at December 31, 2022) of our federal NOL carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules are determined not to apply, our ability to utilize such federal NOL carryforwards may be subject to limitation. In addition, under the loan program of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the warrants (and common stock issuable upon exercise thereof) we issued to the U.S. Department of Treasury (Treasury) did not and will not result in an “ownership change” for purposes of Section 382. This exception does not apply for companies issuing warrants, stock options, common or preferred stock or other equity pursuant to the payroll support program established under the CARES Act (PSP1), the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP Extension Law) (PSP2) and the payroll support program established under the American Rescue Plan Act of 2021 (ARP) (PSP3) and accordingly will not apply to the warrants issued by us under PSP1, PSP2 and PSP3. Substantially all of our remaining federal NOL carryforwards attributable to US Airways Group and its subsidiaries are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.
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
We have a marketing relationship, the Northeast Alliance arrangement (NEA), with JetBlue Airways Corporation (JetBlue) that includes an alliance agreement with reciprocal codesharing on certain domestic and international routes from New York (John F. Kennedy International Airport (JFK), LaGuardia Airport (LGA), and Newark Liberty International Airport) and Boston Logan International Airport, and provides for reciprocal loyalty program benefits. The NEA does not include JetBlue’s transatlantic flying. Pursuant to federal law, American and JetBlue submitted this proposed alliance arrangement to the DOT for review. After American, JetBlue and the DOT agreed to a series of commitments (the DOT Agreement), the DOT terminated its review of the proposed alliance in January 2021. The commitments include growth commitments to ensure capacity expansion, slot divestitures at JFK and at Ronald Reagan Washington National Airport (DCA) near Washington, D.C. and antitrust compliance measures. Beyond the DOT Agreement, American and JetBlue will also refrain from certain kinds of coordination on certain city pair markets. Upon the DOT’s termination of its review of the proposed alliance, American and JetBlue implemented the proposed alliance subject to these commitments. On September 21, 2021, the United States Department of Justice (DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue in the U.S. District Court for the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the NEA. The parties presented their respective cases in a bench trial that commenced on September 27, 2022. Closing arguments from both parties were presented on November 18, 2022. A decision is expected in the second quarter of 2023. Separately, in December 2022, two putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York also alleging that the NEA violated U.S. antitrust laws. Those lawsuits, which have been consolidated, seek monetary and injunctive relief. In February 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. We believe these complaints are without merit and are defending against them vigorously.
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
Additionally, our AAdvantage loyalty program, which is an important element of our sales and marketing programs, faces significant and increasing competition from the loyalty programs offered by other travel companies, as well as from similar loyalty benefits offered by banks and other financial services companies. Competition among loyalty programs is intense regarding the rewards, fees, required usage, and other terms and conditions of these programs. In addition, we have used certain assets from our AAdvantage loyalty program as collateral for the AAdvantage Financing, which contains covenants that impose restrictions on certain amendments or changes to certain of our AAdvantage program agreements provided as collateral under the AAdvantage Financing and other aspects of the AAdvantage loyalty program. These competitive factors and covenants (to the extent applicable) may affect our ability to attract and retain customers, increase usage of our loyalty program and maximize the revenue generated by our loyalty program.
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
An important part of our strategy to expand our network has been to initiate or expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in certain instances, including China Southern Airlines Company Limited, GOL Linhas Aéreas Inteligentes S.A. and JetSmart Airlines SpA, by making an equity investment in another airline in connection with initiating or expanding such a commercial relationship. We may explore additional investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies, and they may distract management focus from our operations or other strategic options. We may also be subject to consequences from any illegal conduct of joint business partners as well as to any political or regulatory change that negatively impacts or prohibits our arrangements with any such business partners. In addition, as a result of the COVID-19 pandemic and subsequent economic recovery, the industry experienced significant volatility in demand for air travel both internationally and domestically, which is expected to continue into the foreseeable future and could materially disrupt our partners’ abilities to provide air service, the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the maintenance or expansion of existing relationships. If any carriers with which we partner or in which we hold an equity stake were to cease trading or be declared insolvent, we could lose the value of any such investment or experience significant operational disruption. These events could have a material adverse effect on our business, results of operations and financial condition.
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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business and thus is a significant factor in the price of airline tickets. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $0.37 per gallon to a high of approximately $4.40 per gallon during the period from January 1, 2020 to March 31, 2023.
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
We cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), political disruptions or wars involving oil-producing countries, changes in production levels of individual nations or associations of oil-producing states, economic sanctions imposed against oil-producing countries or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products and any related staffing or transportation equipment shortages, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events, may result in fuel supply shortages, distribution challenges, additional fuel price volatility and cost increases in the future. Any of these factors or events could cause a disruption in or increased demands on oil production, refinery operations, pipeline capacity or terminal access and possibly result in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply.
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of March 31, 2023, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
In addition, as part of our emissions reduction targets, we and other airlines have committed to increasing the use of sustainable aviation fuel (SAF) in our fleet. Currently, industrial production of SAF is small in scale and inadequate to meet growing industry demand, and while additional production capacity is expected to come online in coming years, we anticipate that competition for SAF among industry participants will remain intense. As a result, we may need to pay a significant premium for SAF above the price we would pay for conventional jet fuel. To secure future SAF supply, we have entered into multiple agreements for the purchase of future SAF production, and continue to engage with producers regarding potential future SAF purchases, which may include investments to support these producers. Certain existing or potential future agreements pertain to SAF production from facilities that are planned but not yet operational, and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will be built or that they will meet contracted production timelines and volumes. In the event that the SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that we will be able to source a supply of SAF sufficient to meet our stated goals, or that we will be able to do so on favorable economic terms.
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

For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary and prolonged grounding of aircraft types altogether (including, for example, the March 2019 grounding of all Boeing 737 MAX Family aircraft, which was not lifted in the United States until November 2020), or otherwise caused substantial disruption and resulted in material costs to us and lost revenues. The recent telecom industry roll-out of 5G technology, and concerns regarding its possible interference with aircraft navigation systems, also resulted in regulatory uncertainty and the potential for operational impacts, including possible suspension of service to certain airports or the operation of certain aircraft. See “We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems could harm our business, results of operations and financial condition.” The FAA also exercises comprehensive regulatory authority over nearly all technical aspects of our operations. Our failure to comply with such requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. The FAA recently issued a final rule implementing flight attendant duty and rest periods, which will impact our scheduling flexibility. In the future, any new regulatory requirements, particularly requirements that limit our ability to operate or price our products, could have a material adverse effect on us and the industry.
In 2018, Congress passed a five-year funding authorization for the FAA which is scheduled to expire in September 2023. The legislative process to renew this authorization (the FAA Authorization Renewal) could impact us, and commercial aviation more generally, in numerous ways. As part of the FAA Authorization Renewal, Congress could seek to impose new rules or regulations concerning, among other things, customer service, aviation safety, labor requirements, investments in FAA staffing and resources, improvements to the ATC system and managing new entrants in the U.S. national airspace system, as well as new or increased fees or taxes intended to fund these policies. Any new or enhanced requirements resulting from the FAA Authorization Renewal have the potential to increase our costs or impact our operation. Congressional action on the FAA Authorization Renewal has already begun and Congress has indicated that their goal is to pass the bill in advance of the expiration in September 2023. If Congress fails to pass the FAA Authorization Renewal, we expect passage of an extension of current law to prevent a lapse in authorities.
DOT consumer rules, and rules promulgated by certain analogous agencies in other countries we serve, dictate procedures for many aspects of our customer’s journey, including at the time of ticket purchase, at the airport, and onboard the aircraft. DOT requires multiple disclosures of airline fares, taxes and baggage fees and is further changing these requirements to increase the number of disclosures and the time at which they must be disclosed. DOT also recently issued a proposed rule mandating refunds in certain circumstances, such as a global pandemic. DOT has also proposed rules requiring disclosure of certain ancillary fees by air carriers and travel agents. Finally, DOT will be proposing and implementing a number of new disability regulations that will impact us, including rules for accessible lavatories on single-aisle aircraft, wheelchair damage and prompt wheelchair assistance.
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
Similarly, there are a number of legislative and regulatory initiatives and reforms at the state and local levels. These initiatives include increasingly stringent laws to protect the environment, wage/hour requirements, mandatory paid sick or family leave, and healthcare mandates. These laws could affect our relationship with our workforce and the vendors that serve our airline and cause our expenses to increase without an ability to pass through these costs. In recent years, the airline industry has experienced an increase in litigation over the application of state and local employment laws, particularly in California. Application of these laws may result in operational disruption, increased litigation risk and impact our negotiated labor agreements. For example, we are currently involved in legal proceedings brought by flight attendants and certain other work groups in California concerning alleged violations of the state’s labor code including, among other things, violations of certain meal and rest break laws, and an adverse determination in any of these cases could adversely impact our operational flexibility and result in the imposition of damages and fines, which could potentially be significant. Additionally, in September 2021, the Biden Administration issued an executive order mandating a COVID-19 vaccination requirement for federal contractors. Due to a number of our agreements, American is classified as a government contractor. Consistent with this executive order and guidance from the Safer Federal Workforce Task Force responsible for implementing the order, we announced that the federal vaccine mandate would require all of American’s U.S.-based team members and certain international crew members to be vaccinated or be exempt due to an accommodation for a medical disability or sincerely held religious belief. Enforcement of the federal contractor vaccine mandate has been on hold amid multiple ongoing legal challenges. Given the uncertainty of its viability in the courts, the timing of implementation and availability of accommodations, we cannot predict the ultimate impact of this federal vaccination requirement on our business should the federal government move to reinstate and enforce it. Moreover, we may be subject to state and local vaccine mandates and other COVID-19-related requirements governing airports where we operate. While the Occupational Health and Safety Administration (OSHA) has withdrawn its overarching COVID-19 Emergency Temporary Standard, the U.S. Supreme Court has acknowledged that OSHA may issue a revised COVID-19 standard targeted to high-risk occupations or workplaces, which could impact our regional carriers and other service providers.
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
•the adoption of more restrictive locally-imposed noise restrictions; and
•restrictions on travel or special guidelines regarding aircraft occupancy or hygiene in response to outbreaks of illness, such as occurred during the COVID-19 pandemic, including the imposition of preflight testing regimes or vaccination confirmation requirements which have in the past and may in the future have the effect of reducing demand for air travel in the markets where such requirements are imposed.
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
Any significant reduction in air traffic capacity at and in the airspace serving key airports in the U.S. or overseas could have a material adverse effect on our business, results of operations and financial condition. In addition, the ATC system is not successfully modernizing to meet the growing demand for U.S. air travel. Air traffic controllers rely on outdated procedures and technologies that routinely compel airlines, including ourselves, to fly inefficient routes or take significant delays on the ground. The ATC system’s inability to manage existing travel demand has led government agencies to implement short-term capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions of air traffic. The outdated technologies also cause the ATC system to be less resilient in the event of a failure, and past system disruptions have resulted in large-scale flight cancellations and delays. We experienced this challenge in January 2023 when an outage in the ATC Notice to Air Missions system led to a nationwide ground-stop for nearly two hours, resulting in significant operational disruption throughout the day.
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
We operate a global business with significant operations outside of the U.S. Our current international activities and prospects have been, and in the future could be, adversely affected by government policies, reversals or delays in the opening of foreign markets, increased competition in international markets, the performance of our alliance, joint business and codeshare partners in a given market, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international governmental regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. In particular, the COVID-19 pandemic severely impacted the demand for international travel for a prolonged period, and resulted in the imposition of significant governmental restrictions on commercial air service to or from certain regions. We responded by temporarily suspending a significant portion of our long-haul international flights and delaying the introduction of certain new long-haul international routes. While many countries have largely eliminated their pandemic restrictions, or are in the process of doing so, we can provide no assurance as to when demand for international travel will return to pre-COVID-19 pandemic levels, if at all, or whether certain international destinations we previously served will be economical in the future.
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
Acts of terrorism or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats, attacks and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks of September 11, 2001 and any other such measures that may be introduced in the future generate higher operating costs for airlines. The Aviation and Transportation Security Act mandated improved flight deck security, deployment of federal air marshals on-board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to the U.S. Customs and Border Protection Agency and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue. Implementation of and compliance with increasingly complex security and customs requirements will continue to result in increased costs for us and our passengers, and have caused and likely will continue to cause periodic service disruptions and delays. We have at times found it necessary or desirable to make significant expenditures to comply with security-related requirements while seeking to reduce their impact on our customers, such as expenditures for automated security screening lines at airports. As a result of competitive pressure, and the need to improve security screening throughput to support the pace of our operations, it is unlikely that we will be able to capture all security-related costs through increased fares. We cannot forecast what new security requirements may be imposed in the future, or their impact on our business. In addition, avoiding areas of armed conflict or locations inaccessible to us due to geopolitical factors can impact our operations and financial results. For instance, airspace closures or restrictions may require us to alter flight paths, thereby increasing the distance, duration and amount of fuel required to operate certain international flights, in particular relative to competitors not subject to these airspace restrictions.
We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure.
Efforts to transition to a low-carbon future have increased the focus by global, regional and national regulators on climate change and greenhouse gas (GHG) emissions, including carbon dioxide (CO2) emissions. In particular, the International Civil Aviation Organization (ICAO) has adopted rules, including those pertaining to the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which will require us to mitigate the growth in CO2 emissions associated with a significant majority of our international flights. For more information on CORSIA, see “Aircraft Emissions and Climate Change Requirements” under Item 1. Business – “Domestic and Global Regulatory Landscape – Environmental Matters” in our 2022 Form 10-K.
At this time, the costs of complying with our future obligations under CORSIA are uncertain, primarily due to continued volatility in demand for international air travel in the recovery from the COVID-19 pandemic and because there is significant uncertainty with respect to the future supply and price of eligible carbon offset credits and lower-carbon aircraft fuels. In addition, our future CORSIA obligations are uncertain because those obligations are based on the growth in emissions of the global aviation sector and our individual airline emissions will not be incorporated into our CORSIA obligations until 2033. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset our costs of meeting obligations under CORSIA.
CORSIA is a global market-based measure that offers a harmonized way to reduce emissions from international aviation. In the event CORSIA does not come into force as expected or is terminated for whatever reason, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that could lead to increased expense related to the emissions of our flights.
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
In January 2021, the U.S. Environmental Protection Agency (EPA) adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards for new aircraft engines would not apply retroactively to engines already on in-service aircraft. These final standards have been challenged by several states and environmental groups, and the Biden Administration has issued an executive order requiring a review of these final standards. On November 15, 2021, the EPA announced that it would not rewrite the existing aircraft engine GHG emissions standards but would seek more ambitious new aircraft GHG emission standards within the ICAO process. No progress in this regard has been reported to date. The outcome of the legal challenge and the potential impact of the development of new aircraft GHG emissions standards cannot be predicted at this time.

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
In addition, as part of our emissions reduction targets, we and other airlines have committed to increasing the use of SAF in our fleet. Currently, industrial production of SAF is small in scale and inadequate to meet growing industry demand, and while additional production capacity is expected to come online in coming years, we anticipate that competition for SAF among industry participants will remain intense. As a result, we may need to pay a significant premium for SAF above the price we would pay for conventional jet fuel. To secure future SAF supply, we have entered into multiple agreements for the purchase of future SAF production, and we continue to engage with producers regarding potential future SAF purchases, which may include investments to support these producers. Certain existing or potential future agreements pertain to SAF production from facilities that are planned but not yet operational and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will be built or that they will meet contracted production timelines and volumes. In the event that the SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that we will be able to source a supply of SAF sufficient to meet our stated goals, or that we will be able to do so on favorable economic terms.
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
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, as of the end of 2022, all of our mainline aircraft were manufactured by either Airbus S.A.S. (Airbus) or The Boeing Company (Boeing) and all of our regional aircraft were manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by recent transactions involving Airbus and Bombardier and Mitsubishi and Bombardier, and the cessation of production of certain Bombardier regional aircraft that we and our regional partners currently operate in large numbers. Due to the limited number of these suppliers, we are vulnerable to any problems associated with the performance of their obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers, adverse perception by the public that would result in customer avoidance of any of our aircraft or any action by the FAA or any other regulatory authority resulting in an inability to certify or operate our aircraft, even temporarily. For instance, in March 2019, the FAA ordered the grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020. More recently, regulatory concerns raised by the FAA forced Boeing to temporarily suspend deliveries of certain 787 aircraft, resulting in significant reductions to our planned long-haul flying. The limited number of these suppliers may also result in reduced competition and potentially higher prices than if the supplier base was less concentrated.
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
Geopolitical issues continue to increase our cybersecurity risk and potential for cybersecurity incidents, for example, the conflict involving Russia and Ukraine, which has resulted in a heightened risk of cyberattacks against companies like ours that have operations, vendors and/or supply chain providers located in or around the region of conflict or are otherwise related to the conflict.
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
In light of constraints on existing facilities, there is presently a significant amount of capital spending underway at major airports in the United States, including large projects underway at a number of airports where we have significant operations, such as Chicago O’Hare International Airport (ORD), Dallas/Fort Worth International Airport, JFK and Los Angeles International Airport (LAX). This spending is expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover their investments through increased rental, landing and other facility costs. In some circumstances, such costs could be imposed by the relevant airport authority without our approval. Accordingly, our operating costs are expected to increase significantly at many airports at which we operate, including a number of our hubs and gateways, as a result of capital spending projects currently underway and additional projects that we expect to commence over the next several years.
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
The closing price of our common stock on the Nasdaq Global Select Market varied from $11.86 to $20.22 during 2022 and $12.74 to $17.08 during 2023 year-to-date through April 21, 2023. At times, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that in recent years this wide range of trading prices has largely reflected the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
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
Our Certificate of Incorporation and Bylaws include significant provisions that limit voting and ownership and disposition of our equity interests as described in Part II, Item 5. Market for American Airlines Group’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities – “Ownership Restrictions” and AAG’s Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 in our 2022 Form 10-K. Further restrictions are set forth in our Tax Benefit Preservation Plan. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.
Our Certificate of Incorporation also specifies that the Court of Chancery of the State of Delaware shall be the exclusive forum for substantially all disputes between us and our stockholders. Because the applicability of the exclusive forum provision is limited to the extent permitted by applicable law, we do not intend for the exclusive forum provision to apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and acknowledge that federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act of 1933, as amended (Securities Act). We note that there is uncertainty as to whether a court would enforce the provision as it applies to the Securities Act and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This provision may have the effect of discouraging lawsuits against our directors and officers.
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
We may conduct future offerings of material amounts of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations, to fund acquisitions, or for any other purposes at any time and from time to time (including as compensation to the U.S. Government for the proceeds received pursuant to PSP1, PSP2 or PSP3). If these additional shares or securities are issued or sold, or if it is perceived that they will be sold, into the public market or otherwise, the trading price of our common stock and the 6.50% convertible senior notes due 2025 (the Convertible Notes) could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock and the Convertible Notes could decline substantially.

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

4.1
Indenture, dated as of February 15, 2023, by and among American Airlines, Inc., American Airlines Group Inc. and Wilmington Trust, National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on February 15, 2023 (Commission File No. 1-8400)).

4.2	Form of 7.25% Senior Secured Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 AAG’s Current Report on Form 8-K filed on February 15, 2023 (Commission File No. 1-8400)).
10.1	Letter Agreement, dated as of January 19, 2023, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company.*
10.2	Supplemental Agreement No. 18, dated as of February 9, 2023, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: April 27, 2023	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: April 27, 2023	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)