Form 10-Q
period 2023-06-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2023-07-20
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023

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
As of July 14, 2023, there were 653,362,436 shares of American Airlines Group Inc. common stock outstanding.
As of July 14, 2023, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2023

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
•Evolving cybersecurity and data privacy requirements (in particular, compliance with applicable federal, state and foreign laws relating to handling of personal information about individuals) could increase our costs, and any significant data security or privacy incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition.
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues:
Passenger	$12,978	$12,223	$24,081	$20,041
Cargo	197	328	420	692
Other	880	871	1,743	1,588
Total operating revenues	14,055	13,422	26,244	22,321
Operating expenses:
Aircraft fuel and related taxes	2,723	4,020	5,890	6,522
Salaries, wages and benefits	3,635	3,235	6,917	6,389
Regional expenses	1,153	1,072	2,295	2,124
Maintenance, materials and repairs	808	647	1,520	1,264
Other rent and landing fees	762	694	1,470	1,372
Aircraft rent	344	345	688	698
Selling expenses	489	504	927	836
Depreciation and amortization	483	504	969	995
Special items, net	—	(5)	13	152
Other	1,495	1,389	2,955	2,675
Total operating expenses	11,892	12,405	23,644	23,027
Operating income (loss)	2,163	1,017	2,600	(706)
Nonoperating income (expense):
Interest income	162	29	288	37
Interest expense, net	(548)	(468)	(1,088)	(932)
Other income (expense), net	(14)	25	(21)	118
Total nonoperating expense, net	(400)	(414)	(821)	(777)
Income (loss) before income taxes	1,763	603	1,779	(1,483)
Income tax provision (benefit)	425	127	431	(324)
Net income (loss)	$1,338	$476	$1,348	$(1,159)

Earnings (loss) per common share:
Basic	$2.05	$0.73	$2.06	$(1.78)
Diluted	$1.88	$0.68	$1.91	$(1.78)
Weighted average shares outstanding (in thousands):
Basic	653,602	650,346	652,801	649,925
Diluted	719,345	718,532	718,890	649,925

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,338	$476	$1,348	$(1,159)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	17	28	34	56
Investments	—	(2)	1	(4)
Total other comprehensive income, net of tax	17	26	35	52
Total comprehensive income (loss)	$1,355	$502	$1,383	$(1,107)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$614	$440
Short-term investments	11,447	8,525
Restricted cash and short-term investments	984	995
Accounts receivable, net	2,073	2,138
Aircraft fuel, spare parts and supplies, net	2,280	2,279
Prepaid expenses and other	822	892
Total current assets	18,220	15,269
Operating property and equipment
Flight equipment	40,570	39,703
Ground property and equipment	9,996	9,913
Equipment purchase deposits	767	613
Total property and equipment, at cost	51,333	50,229
Less accumulated depreciation and amortization	(21,062)	(20,029)
Total property and equipment, net	30,271	30,200
Operating lease right-of-use assets	8,076	8,094
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $830 and $827, respectively	2,055	2,059
Deferred tax asset	2,660	3,099
Other assets	1,887	1,904
Total other assets	10,693	11,153
Total assets	$67,260	$64,716
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$3,874	$3,274
Accounts payable	2,406	2,149
Accrued salaries and wages	1,723	1,713
Air traffic liability	8,530	6,745
Loyalty program liability	3,492	3,169
Operating lease liabilities	1,431	1,465
Other accrued liabilities	2,860	2,981
Total current liabilities	24,316	21,496
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	30,772	32,389
Pension and postretirement benefits	2,694	2,837
Loyalty program liability	5,884	5,976
Operating lease liabilities	6,506	6,559
Other liabilities	1,473	1,258
Total noncurrent liabilities	47,329	49,019
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 653,286,761 shares issued and outstanding at June 30, 2023; 650,642,461 shares issued and outstanding at December 31, 2022	7	6
Additional paid-in capital	7,321	7,291
Accumulated other comprehensive loss	(4,550)	(4,585)
Retained deficit	(7,163)	(8,511)
Total stockholders’ deficit	(4,385)	(5,799)
Total liabilities and stockholders’ equity (deficit)	$67,260	$64,716
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$5,096	$2,924
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(1,244)	(1,405)
Proceeds from sale-leaseback transactions	111	—
Proceeds from sale of property and equipment	72	19
Purchases of short-term investments	(7,587)	(10,083)
Sales of short-term investments	4,656	10,135
Decrease (increase) in restricted short-term investments	33	(10)
Purchase of equity investment	—	(200)
Other investing activities	214	(156)
Net cash used in investing activities	(3,745)	(1,700)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(3,246)	(1,659)
Proceeds from issuance of long-term debt	2,143	574
Other financing activities	(55)	(10)
Net cash used in financing activities	(1,158)	(1,095)
Net increase in cash and restricted cash	193	129
Cash and restricted cash at beginning of period	586	408
Cash and restricted cash at end of period (1)	$779	$537

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$617	$460
Property and equipment acquired through debt	55	—
Property and equipment acquired through finance leases	17	59
Finance leases converted to operating leases	21	—
Supplemental information:
Interest paid, net	1,027	870
Income taxes paid	3	2

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$614	$401
Restricted cash included in restricted cash and short-term investments	165	136
Total cash and restricted cash	$779	$537
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$6	$7,291	$(4,585)	$(8,511)	$(5,799)
Net income	—	—	—	10	10
Other comprehensive income, net	—	—	18	—	18
Issuance of 2,175,213 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	1	(16)	—	—	(15)
Share-based compensation expense	—	15	—	—	15
Balance at March 31, 2023	7	7,290	(4,567)	(8,501)	(5,771)
Net income	—	—	—	1,338	1,338
Other comprehensive income, net	—	—	17	—	17
Issuance of 469,087 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(1)	—	—	(1)
Share-based compensation expense	—	32	—	—	32
Balance at June 30, 2023	$7	$7,321	$(4,550)	$(7,163)	$(4,385)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$6	$7,234	$(5,942)	$(8,638)	$(7,340)
Net loss	—	—	—	(1,635)	(1,635)
Other comprehensive income, net	—	—	26	—	26
Issuance of 1,770,173 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(14)	—	—	(14)
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2022	6	7,243	(5,916)	(10,273)	(8,940)
Net income	—	—	—	476	476
Other comprehensive income, net	—	—	26	—	26
Issuance of 281,593 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(2)	—	—	(2)
Share-based compensation expense	—	18	—	—	18
Balance at June 30, 2022	$6	$7,259	$(5,890)	$(9,797)	$(8,422)
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
(b) Labor Negotiations
In May 2023, American and the Allied Pilots Association (APA), the union representing our approximately 13,900 mainline pilots, reached an agreement in principle on a new collective bargaining agreement. In July 2023, a tentative agreement was approved by the APA Board of Directors and is subject to ratification by American’s pilots through a vote that is presently scheduled to close on August 7, 2023. Upon pilot ratification, the ratified agreement will include a provision for a one-time payment of approximately $750 million and provisions for other benefit-related items. Since the tentative agreement has not yet been ratified and there is uncertainty about the outcome of that process, we have not accrued for the one-time payment or the other benefit-related expenses as of June 30, 2023.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Severance expenses (1)	$—	$—	$21	$—
Fleet impairment (2)	—	—	—	149
Other operating special items, net	—	(5)	(8)	3
Mainline operating special items, net	—	(5)	13	152
Regional operating special items, net	6	—	6	—
Operating special items, net	6	(5)	19	152

Debt refinancing and extinguishment	17	—	34	2
Mark-to-market adjustments on equity investments, net (3)	11	89	11	90
Nonoperating special items, net	28	89	45	92

Income tax special items, net	—	(9)	—	(9)

(1)Severance expenses for the six months ended June 30, 2023 primarily included costs associated with headcount reductions in certain corporate functions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
(2)Fleet impairment for the six months ended June 30, 2022 included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
(3)Mark-to-market adjustments on equity investments, net included unrealized gains and losses associated with certain equity investments.
3. Earnings (Loss) Per Common Share
The following table provides the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic EPS:
Net income (loss)	$1,338	$476	$1,348	$(1,159)
Weighted average common shares outstanding (in thousands)	653,602	650,346	652,801	649,925
Basic EPS	$2.05	$0.73	$2.06	$(1.78)

Diluted EPS:
Net income (loss)	$1,338	$476	$1,348	$(1,159)
Interest expense on 6.50% convertible senior notes	12	11	23	—
Net income (loss) for purposes of computing diluted EPS	$1,350	$487	$1,371	$(1,159)
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	653,602	650,346	652,801	649,925
Dilutive effect of restricted stock unit awards	1,307	1,477	1,185	—
Dilutive effect of certain PSP Warrants and Treasury Loan Warrants	2,708	4,981	3,176	—
Assumed conversion of 6.50% convertible senior notes	61,728	61,728	61,728	—
Diluted weighted average common shares outstanding	719,345	718,532	718,890	649,925
Diluted EPS	$1.88	$0.68	$1.91	$(1.78)
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
6.50% convertible senior notes	—	—	—	61,728
Restricted stock unit awards	3,680	4,521	3,889	4,965
In addition, for the three and six months ended June 30, 2023 and 2022, excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are certain shares underlying the warrants we issued to the U.S. Department of Treasury (Treasury) pursuant to (i) the payroll support program established under the Coronavirus Aid, Relief, and Economic Security Act (PSP1), (ii) the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP2), (iii) the payroll support program established under the American Rescue Plan Act of 2021 (PSP3) (collectively, the PSP Warrants) and (iv) the Loan and Guarantee Agreement with Treasury (Treasury Loan Warrants).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The table below provides a summary of the PSP Warrants and the Treasury Loan Warrants:

Warrants	Warrants Issued (shares, in thousands)	Exercise Price	Expiration
PSP1 Warrants	14,048	$12.51	April 2025 to September 2025
PSP2 Warrants	6,576	15.66	January 2026 to April 2026
PSP3 Warrants	4,407	21.75	April 2026 to June 2026
Treasury Loan Warrants	4,396	12.51	September 2025
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Passenger revenue:
Passenger travel	$12,057	$11,400	$22,348	$18,613
Loyalty revenue - travel (1)	921	823	1,733	1,428
Total passenger revenue	12,978	12,223	24,081	20,041
Cargo	197	328	420	692
Other:
Loyalty revenue - marketing services	741	740	1,463	1,336
Other revenue	139	131	280	252
Total other revenue	880	871	1,743	1,588
Total operating revenues	$14,055	$13,422	$26,244	$22,321

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic	$9,195	$9,120	$17,232	$15,180
Latin America	1,640	1,534	3,555	2,761
Atlantic	1,888	1,481	2,819	1,947
Pacific	255	88	475	153
Total passenger revenue	$12,978	$12,223	$24,081	$20,041
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

	June 30, 2023	December 31, 2022
	(In millions)
Loyalty program liability	$9,376	$9,145
Air traffic liability	8,530	6,745
Total	$17,906	$15,890
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2022	$9,145
Deferral of revenue	2,002
Recognition of revenue (1)	(1,771)
Balance at June 30, 2023 (2)	$9,376

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of June 30, 2023, our current loyalty program liability was $3.5 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2023, $4.7 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2022. Substantially all tickets issued in 2022 and thereafter are no longer subject to change fees which provides more flexibility for customers to change travel plans. Given this new flexibility offered to our customers, our estimate of revenue that will be recognized from the air traffic liability for future flown or unused tickets may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2023	December 31, 2022
Secured
2013 Term Loan Facility, variable interest rate of 8.15%, installments through 2028	$990	$1,752
2014 Term Loan Facility, variable interest rate of 6.51%, installments through 2027	1,183	1,196
11.75% senior secured notes, interest only payments until due in July 2025	2,321	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
7.25% senior secured notes, interest only payments until due in February 2028	750	—
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026 (1)	3,500	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 10.00%, installments beginning in July 2023 through April 2028 (1)	3,500	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.67%, maturing from 2023 to 2034	8,293	9,175
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 8.71%, averaging 6.71%, maturing from 2023 to 2035	3,415	3,170
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,050	1,050
	29,202	30,043
Unsecured
PSP1 Promissory Note, interest only payments until due in April 2030	1,757	1,757
PSP2 Promissory Note, interest only payments until due in January 2031	1,030	1,030
PSP3 Promissory Note, interest only payments until due in April 2031	959	959
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
3.75% senior notes, interest only payments until due in March 2025	494	500
	5,240	5,246
Total long-term debt	34,442	35,289
Less: Total unamortized debt discount, premium and issuance costs	385	386
Less: Current maturities	3,717	3,059
Long-term debt, net of current maturities	$30,340	$31,844

(1)Collectively referred to as the AAdvantage Financing.
As of June 30, 2023, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$736
2014 Revolving Facility	1,631
April 2016 Revolving Facility	446
Other short-term facility	50
Total	$2,863

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
American currently has $50 million of available borrowing base under a cargo receivables facility that is set to expire in December 2023. As a result of the below amendments to the 2013, 2014 and April 2016 Revolving Facilities, the aggregate commitments under these facilities will be $2.8 billion through October 11, 2024, and thereafter through October 13, 2026, such aggregate commitments will decrease to $2.2 billion.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
6.50% Convertible Senior Notes
At June 30, 2023, the if-converted value of the 6.50% convertible senior notes due 2025 (the Convertible Notes) exceeded the principal amount by $107 million. The last reported sale price per share of our common stock (as defined in the indenture governing our Convertible Notes, the Convertible Notes Indenture) did not exceed 130% of the conversion price of the Convertible Notes for at least 20 of the 30 consecutive trading days ending on June 30, 2023. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes cannot convert at their option at any time during the quarter ending September 30, 2023. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
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
AAdvantage Term Loan Facility
In June 2023, American and AAdvantage Loyalty IP Ltd. entered into the First Amendment to the AAdvantage Term Loan Facility pursuant to which the benchmark interest rate transitioned from LIBOR to SOFR, effective July 1, 2023. As a result, the AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 3.75% or, at American’s option, the SOFR rate for a tenor of three months (subject to a floor of 0.75%), plus a 0.26161% credit spread adjustment and an applicable margin of 4.75%. Other than the foregoing, the terms of the AAdvantage Term Loan Facility remain substantially unchanged.
Equipment Loans and Other Notes Payable Issued in 2023
During the first six months of 2023, American entered into agreements under which it borrowed $480 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2032 through 2035 and bears interest at fixed and variable rates (comprised of SOFR plus an applicable margin) averaging 6.63% as of June 30, 2023.
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
During the three and six months ended June 30, 2023, we recorded an income tax provision of $425 million and $431 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
7. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2023.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2023
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$2,586	$2,586	$—	$—
Corporate obligations	4,183	—	4,183	—
Bank notes/certificates of deposit/time deposits	3,523	—	3,523	—
U.S. government and agency obligations	905	—	905	—
Repurchase agreements	250	—	250	—
	11,447	2,586	8,861	—
Restricted cash and short-term investments (1), (3)	984	542	442	—
Long-term investments (4)	235	235	—	—
Total	$12,666	$3,363	$9,303	$—

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
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $3.7 billion as of June 30, 2023 and December 31, 2022, which would have been classified as Level 3 in the fair value hierarchy. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.3 billion and $1.1 billion as of June 30, 2023 and December 31, 2022, respectively.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$34,057	$34,115	$34,903	$32,569

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
Our equity investment ownership interests and carrying values were:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$235	$222
China Southern Airlines	Fair Value	1.5%	1.5%	153	176
Other investments (1)	Various			232	212
Total				$620	$610

(1)Primarily includes our investment in JetSmart Airlines SpA, which is accounted for under the equity method, and our investments in GOL and Vertical, which are each accounted for at fair value.
9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2023	2022	2023	2022
Service cost	$—	$1	$3	$3
Interest cost	190	139	12	7
Expected return on assets	(229)	(285)	(3)	(3)
Amortization of:
Prior service cost (benefit)	7	7	(3)	(3)
Unrecognized net loss (gain)	27	38	(9)	(6)
Net periodic benefit income	$(5)	$(100)	$—	$(2)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2023	2022	2023	2022
Service cost	$1	$2	$6	$7
Interest cost	380	277	24	15
Expected return on assets	(459)	(569)	(5)	(6)
Amortization of:
Prior service cost (benefit)	14	14	(6)	(7)
Unrecognized net loss (gain)	54	77	(18)	(12)
Net periodic benefit cost (income)	$(10)	$(199)	$1	$(3)
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first six months of 2023, we made required contributions of $68 million to our defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Provision (1)		Total
Balance at December 31, 2022	$(2,978)	$(6)	$(1,601)		$(4,585)
Other comprehensive income before reclassifications	—	1	—		1
Amounts reclassified from AOCI	44	—	(10)	(2)	34
Net current-period other comprehensive income (loss)	44	1	(10)		35
Balance at June 30, 2023	$(2,934)	$(5)	$(1,611)		$(4,550)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$6	$6	Nonoperating other income (expense), net
Actuarial loss	14	25	28	50	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$17	$28	$34	$56
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
Regional expenses for each of the three months ended June 30, 2023 and 2022 include $80 million of depreciation and amortization and $1 million of aircraft rent. Regional expenses for each of the six months ended June 30, 2023 and 2022 include $160 million of depreciation and amortization and $3 million of aircraft rent.
During the three months ended June 30, 2023 and 2022, we recognized $168 million and $160 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). During the six months ended June 30, 2023 and 2022, we recognized $336 million and $310 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
12. Legal Proceedings
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The complaint named as defendants US Airways Group, US Airways, Inc., AMR Corporation and American, alleged that the effect of the merger of US Airways Group and AMR Corporation (the Merger) may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants’ motion for summary judgment, and fully denied plaintiffs’ cross-motion for summary judgment. The parties’ evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in our favor. On March 25, 2022, the U.S. District Court for the Southern District of New York entered judgment affirming the Bankruptcy Court’s decision. On April 21, 2022, plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit. On March 20, 2023, the Second Circuit affirmed in full the U.S. District Court for the Southern District of New York’s decision. On June 20, 2023, plaintiffs filed a petition seeking a writ of certiorari to the U.S. Supreme Court, which was docketed on June 22, 2023. Our brief in opposition, if any, is due July 24, 2023. We believe this lawsuit is without merit and intend to continue to vigorously defend against any further appeals by the plaintiffs.
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
On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the NEA. The parties submitted respective proposals regarding the timing and terms of the final injunction order on June 9, 2023, and the U.S. District Court for the District of Massachusetts scheduled a hearing for July 26, 2023 to discuss the proposals. The injunction will take effect 21 days after the U.S. District Court for the District of Massachusetts issues a final judgment and permanent injunction. American plans to appeal the final judgment to the U.S. Court of Appeals for the First Circuit.
Private Party Antitrust Actions Related to the Northeast Alliance. On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. On May 12, 2023 and May 24, 2023, respectively, the complaint filed in the U.S. District Court for the Eastern District of New York was consolidated with the other actions and the complaint filed in the U.S. District Court for the District of Massachusetts was transferred to the U.S. District Court for the Eastern District of New York. On June 23, 2023, the private party plaintiffs filed a second amended consolidated complaint. We believe these lawsuits are without merit and are defending against them vigorously.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues:
Passenger	$12,978	$12,223	$24,081	$20,041
Cargo	197	328	420	692
Other	879	870	1,741	1,584
Total operating revenues	14,054	13,421	26,242	22,317
Operating expenses:
Aircraft fuel and related taxes	2,723	4,020	5,890	6,522
Salaries, wages and benefits	3,633	3,233	6,912	6,385
Regional expenses	1,150	1,058	2,293	2,081
Maintenance, materials and repairs	808	647	1,520	1,264
Other rent and landing fees	762	694	1,470	1,372
Aircraft rent	344	345	688	698
Selling expenses	489	504	927	836
Depreciation and amortization	481	501	965	992
Special items, net	—	(5)	13	152
Other	1,494	1,390	2,954	2,676
Total operating expenses	11,884	12,387	23,632	22,978
Operating income (loss)	2,170	1,034	2,610	(661)
Nonoperating income (expense):
Interest income	282	41	513	52
Interest expense, net	(563)	(437)	(1,113)	(861)
Other income (expense), net	(14)	23	(20)	117
Total nonoperating expense, net	(295)	(373)	(620)	(692)
Income (loss) before income taxes	1,875	661	1,990	(1,353)
Income tax provision (benefit)	452	140	482	(296)
Net income (loss)	$1,423	$521	$1,508	$(1,057)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,423	$521	$1,508	$(1,057)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	17	28	34	56
Investments	—	(2)	1	(4)
Total other comprehensive income, net of tax	17	26	35	52
Total comprehensive income (loss)	$1,440	$547	$1,543	$(1,005)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$595	$429
Short-term investments	11,445	8,523
Restricted cash and short-term investments	984	995
Accounts receivable, net	2,055	2,117
Receivables from related parties, net	6,808	6,588
Aircraft fuel, spare parts and supplies, net	2,153	2,157
Prepaid expenses and other	725	798
Total current assets	24,765	21,607
Operating property and equipment
Flight equipment	40,225	39,359
Ground property and equipment	9,553	9,479
Equipment purchase deposits	767	613
Total property and equipment, at cost	50,545	49,451
Less accumulated depreciation and amortization	(20,578)	(19,569)
Total property and equipment, net	29,967	29,882
Operating lease right-of-use assets	8,019	8,033
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $830 and $827, respectively	2,055	2,059
Deferred tax asset	2,404	2,893
Other assets	1,750	1,759
Total other assets	10,300	10,802
Total assets	$73,051	$70,324
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,867	$3,267
Accounts payable	2,313	2,071
Accrued salaries and wages	1,551	1,529
Air traffic liability	8,530	6,745
Loyalty program liability	3,492	3,169
Operating lease liabilities	1,414	1,449
Other accrued liabilities	2,733	2,852
Total current liabilities	23,900	21,082
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	25,545	27,155
Pension and postretirement benefits	2,668	2,811
Loyalty program liability	5,884	5,976
Operating lease liabilities	6,464	6,512
Other liabilities	1,408	1,195
Total noncurrent liabilities	41,969	43,649
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,276	17,230
Accumulated other comprehensive loss	(4,655)	(4,690)
Retained deficit	(5,439)	(6,947)
Total stockholder’s equity	7,182	5,593
Total liabilities and stockholder’s equity	$73,051	$70,324
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$5,041	$2,100
Cash flows from investing activities:
Capital expenditures, net of aircraft purchase deposit returns	(1,224)	(1,377)
Proceeds from sale-leaseback transactions	111	—
Proceeds from sale of property and equipment	72	19
Purchases of short-term investments	(7,587)	(10,083)
Sales of short-term investments	4,656	10,135
Decrease (increase) in restricted short-term investments	33	(10)
Purchase of equity investment	—	(200)
Other investing activities	214	(156)
Net cash used in investing activities	(3,725)	(1,672)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(3,236)	(901)
Proceeds from issuance of long-term debt	2,143	574
Other financing activities	(38)	8
Net cash used in financing activities	(1,131)	(319)
Net increase in cash and restricted cash	185	109
Cash and restricted cash at beginning of period	575	400
Cash and restricted cash at end of period (1)	$760	$509

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$612	$427
Property and equipment acquired through debt	55	—
Property and equipment acquired through finance leases	17	59
Finance leases converted to operating leases	21	—
Supplemental information:
Interest paid, net	966	795
Income taxes paid	3	2

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$595	$373
Restricted cash included in restricted cash and short-term investments	165	136
Total cash and restricted cash	$760	$509
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$—	$17,230	$(4,690)	$(6,947)	$5,593
Net income	—	—	—	85	85
Other comprehensive income, net	—	—	18	—	18
Share-based compensation expense	—	14	—	—	14
Balance at March 31, 2023	—	17,244	(4,672)	(6,862)	5,710
Net income	—	—	—	1,423	1,423
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	32	—	—	32
Balance at June 30, 2023	$—	$17,276	$(4,655)	$(5,439)	$7,182

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$—	$17,152	$(6,041)	$(7,285)	$3,826
Net loss	—	—	—	(1,578)	(1,578)
Other comprehensive income, net	—	—	26	—	26
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2022	—	17,175	(6,015)	(8,863)	2,297
Net income	—	—	—	521	521
Other comprehensive income, net	—	—	26	—	26
Share-based compensation expense	—	18	—	—	18
Balance at June 30, 2022	$—	$17,193	$(5,989)	$(8,342)	$2,862
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
(b) Labor Negotiations
In May 2023, American and the Allied Pilots Association (APA), the union representing American’s approximately 13,900 mainline pilots, reached an agreement in principle on a new collective bargaining agreement. In July 2023, a tentative agreement was approved by the APA Board of Directors and is subject to ratification by American’s pilots through a vote that is presently scheduled to close on August 7, 2023. Upon pilot ratification, the ratified agreement will include a provision for a one-time payment of approximately $750 million and provisions for other benefit-related items. Since the tentative agreement has not yet been ratified and there is uncertainty about the outcome of that process, American has not accrued for the one-time payment or the other benefit-related expenses as of June 30, 2023.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Severance expenses (1)	$—	$—	$21	$—
Fleet impairment (2)	—	—	—	149
Other operating special items, net	—	(5)	(8)	3
Mainline operating special items, net	—	(5)	13	152

Debt refinancing and extinguishment	17	—	34	—
Mark-to-market adjustments on equity investments, net (3)	11	89	11	90
Nonoperating special items, net	28	89	45	90

Income tax special items, net	—	(9)	—	(9)

(1)Severance expenses for the six months ended June 30, 2023 primarily included costs associated with headcount reductions in certain corporate functions.
(2)Fleet impairment for the six months ended June 30, 2022 included a non-cash impairment charge to write down the carrying value of American’s retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
(3)Mark-to-market adjustments on equity investments, net included unrealized gains and losses associated with certain equity investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Passenger revenue:
Passenger travel	$12,057	$11,400	$22,348	$18,613
Loyalty revenue - travel (1)	921	823	1,733	1,428
Total passenger revenue	12,978	12,223	24,081	20,041
Cargo	197	328	420	692
Other:
Loyalty revenue - marketing services	741	740	1,463	1,336
Other revenue	138	130	278	248
Total other revenue	879	870	1,741	1,584
Total operating revenues	$14,054	$13,421	$26,242	$22,317

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is American’s total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic	$9,195	$9,120	$17,232	$15,180
Latin America	1,640	1,534	3,555	2,761
Atlantic	1,888	1,481	2,819	1,947
Pacific	255	88	475	153
Total passenger revenue	$12,978	$12,223	$24,081	$20,041
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

	June 30, 2023	December 31, 2022
	(In millions)
Loyalty program liability	$9,376	$9,145
Air traffic liability	8,530	6,745
Total	$17,906	$15,890

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2022	$9,145
Deferral of revenue	2,002
Recognition of revenue (1)	(1,771)
Balance at June 30, 2023 (2)	$9,376

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of June 30, 2023, American’s current loyalty program liability was $3.5 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical as well as projected trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2023, $4.7 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2022. Substantially all tickets issued in 2022 and thereafter are no longer subject to change fees which provides more flexibility for customers to change travel plans. Given this new flexibility offered to its customers, American’s estimate of revenue that will be recognized from the air traffic liability for future flown or unused tickets may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2023	December 31, 2022
Secured
2013 Term Loan Facility, variable interest rate of 8.15%, installments through 2028	$990	$1,752
2014 Term Loan Facility, variable interest rate of 6.51%, installments through 2027	1,183	1,196
11.75% senior secured notes, interest only payments until due in July 2025	2,321	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
7.25% senior secured notes, interest only payments until due in February 2028	750	—
5.50% senior secured notes, installments beginning in July 2023 until due in April 2026 (1)	3,500	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 10.00%, installments beginning in July 2023 through April 2028 (1)	3,500	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.67%, maturing from 2023 to 2034	8,293	9,175
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 8.71%, averaging 6.71%, maturing from 2023 to 2035	3,415	3,170
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	1,050	1,050
Total long-term debt	29,202	30,043
Less: Total unamortized debt discount, premium and issuance costs	368	364
Less: Current maturities	3,716	3,059
Long-term debt, net of current maturities	$25,118	$26,620

(1)Collectively referred to as the AAdvantage Financing.
As of June 30, 2023, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$736
2014 Revolving Facility	1,631
April 2016 Revolving Facility	446
Other short-term facility	50
Total	$2,863
American currently has $50 million of available borrowing base under a cargo receivables facility that is set to expire in December 2023. As a result of the below amendments to the 2013, 2014 and April 2016 Revolving Facilities, the aggregate commitments under these facilities will be $2.8 billion through October 11, 2024, and thereafter through October 13, 2026, such aggregate commitments will decrease to $2.2 billion.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

AAdvantage Term Loan Facility
In June 2023, American and AAdvantage Loyalty IP Ltd. entered into the First Amendment to the AAdvantage Term Loan Facility pursuant to which the benchmark interest rate transitioned from LIBOR to SOFR, effective July 1, 2023. As a result, the AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 3.75% or, at American’s option, the SOFR rate for a tenor of three months (subject to a floor of 0.75%), plus a 0.26161% credit spread adjustment and an applicable margin of 4.75%. Other than the foregoing, the terms of the AAdvantage Term Loan Facility remain substantially unchanged.
Equipment Loans and Other Notes Payable Issued in 2023
During the first six months of 2023, American entered into agreements under which it borrowed $480 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2032 through 2035 and bears interest at fixed and variable rates (comprised of SOFR plus an applicable margin) averaging 6.63% as of June 30, 2023.
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
During the three and six months ended June 30, 2023, American recorded an income tax provision of $452 million and $482 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2023.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2023
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$2,585	$2,585	$—	$—
Corporate obligations	4,183	—	4,183	—
Bank notes/certificates of deposit/time deposits	3,522	—	3,522	—
U.S. government and agency obligations	905	—	905	—
Repurchase agreements	250	—	250	—
	11,445	2,585	8,860	—
Restricted cash and short-term investments (1), (3)	984	542	442	—
Long-term investments (4)	235	235	—	—
Total	$12,664	$3,362	$9,302	$—

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
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$28,834	$28,571	$29,679	$28,453

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
American’s equity investment ownership interests and carrying values were:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$235	$222
China Southern Airlines	Fair Value	1.5%	1.5%	153	176
Other investments (1)	Various			232	212
Total				$620	$610

(1)Primarily includes American’s investment in JetSmart Airlines SpA, which is accounted for under the equity method, and American’s investments in GOL and Vertical, which are each accounted for at fair value.
8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2023	2022	2023	2022
Service cost	$—	$1	$3	$3
Interest cost	189	138	12	7
Expected return on assets	(228)	(283)	(3)	(3)
Amortization of:
Prior service cost (benefit)	7	7	(3)	(3)
Unrecognized net loss (gain)	27	38	(9)	(6)
Net periodic benefit income	$(5)	$(99)	$—	$(2)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2023	2022	2023	2022
Service cost	$1	$2	$6	$7
Interest cost	378	275	24	15
Expected return on assets	(457)	(567)	(5)	(6)
Amortization of:
Prior service cost (benefit)	14	14	(6)	(7)
Unrecognized net loss (gain)	54	77	(18)	(12)
Net periodic benefit cost (income)	$(10)	$(199)	$1	$(3)
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first six months of 2023, American made required contributions of $67 million to its defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Provision (1)		Total
Balance at December 31, 2022	$(2,974)	$(6)	$(1,710)		$(4,690)
Other comprehensive income before reclassifications	—	1	—		1
Amounts reclassified from AOCI	44	—	(10)	(2)	34
Net current-period other comprehensive income (loss)	44	1	(10)		35
Balance at June 30, 2023	$(2,930)	$(5)	$(1,720)		$(4,655)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$6	$6	Nonoperating other income (expense), net
Actuarial loss	14	25	28	50	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$17	$28	$34	$56
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
Regional expenses for each of the three months ended June 30, 2023 and 2022 include $67 million of depreciation and amortization and $1 million of aircraft rent. Regional expenses include $135 million and $134 million of depreciation and amortization for the six months ended June 30, 2023 and 2022, respectively, and $3 million of aircraft rent for each of the six months ended June 30, 2023 and 2022.
During the three months ended June 30, 2023 and 2022, American recognized $168 million and $160 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). During the six months ended June 30, 2023 and 2022, American recognized $336 million and $310 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

11. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	June 30, 2023	December 31, 2022
AAG	$8,915	$8,692
AAG’s wholly-owned subsidiaries (1)	(2,107)	(2,104)
Total	$6,808	$6,588

(1)The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.
12. Legal Proceedings
Private Party Antitrust Action Related to the Merger. On August 6, 2013, a lawsuit captioned Carolyn Fjord, et al., v. AMR Corporation, et al., was filed in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The complaint named as defendants US Airways Group, US Airways, Inc., AMR Corporation and American, alleged that the effect of the merger of US Airways Group and AMR Corporation (the Merger) may be to create a monopoly in violation of Section 7 of the Clayton Antitrust Act, and sought injunctive relief and/or divestiture. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 29, 2018, the Bankruptcy Court denied in part defendants’ motion for summary judgment, and fully denied plaintiffs’ cross-motion for summary judgment. The parties’ evidentiary cases were presented before the Bankruptcy Court in a bench trial in March 2019 and the parties submitted proposed findings of fact and conclusions of law and made closing arguments in April 2019. On January 29, 2021, the Bankruptcy Court published its decision finding in American’s favor. On March 25, 2022, the U.S. District Court for the Southern District of New York entered judgment affirming the Bankruptcy Court’s decision. On April 21, 2022, plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit. On March 20, 2023, the Second Circuit affirmed in full the U.S. District Court for the Southern District of New York’s decision. On June 20, 2023, plaintiffs filed a petition seeking a writ of certiorari to the U.S. Supreme Court, which was docketed on June 22, 2023. American’s brief in opposition, if any, is due July 24, 2023. American believes this lawsuit is without merit and intends to continue to vigorously defend against any further appeals by the plaintiffs.
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
On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the NEA. The parties submitted respective proposals regarding the timing and terms of the final injunction order on June 9, 2023, and the U.S. District Court for the District of Massachusetts scheduled a hearing for July 26, 2023 to discuss the proposals. The injunction will take effect 21 days after the U.S. District Court for the District of Massachusetts issues a final judgment and permanent injunction. American plans to appeal the final judgment to the U.S. Court of Appeals for the First Circuit.
Private Party Antitrust Actions Related to the Northeast Alliance. On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. On May 12, 2023 and May 24, 2023, respectively, the complaint filed in the U.S. District Court for the Eastern District of New York was consolidated with the other actions and the complaint filed in the U.S. District Court for the District of Massachusetts was transferred to the U.S. District Court for the Eastern District of New York. On June 23, 2023, the private party plaintiffs filed a second amended consolidated complaint. American believes these lawsuits are without merit and is defending against them vigorously.

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
AAG’s Second Quarter 2023 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Passenger revenue	$12,978	$12,223	$755	6.2
Cargo revenue	197	328	(131)	(39.8)
Other operating revenue	880	871	9	1.1
Total operating revenues	14,055	13,422	633	4.7
Aircraft fuel and related taxes	2,723	4,020	(1,297)	(32.3)
Salaries, wages and benefits	3,635	3,235	400	12.4
Total operating expenses	11,892	12,405	(513)	(4.1)
Operating income	2,163	1,017	1,146	nm (2)
Pre-tax income	1,763	603	1,160	nm
Income tax provision	425	127	298	nm
Net income	1,338	476	862	nm

Pre-tax income – GAAP	$1,763	$603	$1,160	nm
Adjusted for: pre-tax net special items (1)	34	84	(50)	(58.5)
Pre-tax income excluding net special items	$1,797	$687	$1,110	nm

(1)See “Reconciliation of GAAP to Non-GAAP Financial Measures” below and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Not meaningful or greater than 100% change.
Pre-Tax Income and Net Income
Pre-tax income and net income were $1.8 billion and $1.3 billion, respectively, in the second quarter of 2023. This compares to second quarter of 2022 pre-tax income and net income of $603 million and $476 million, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $1.8 billion and $687 million in the second quarters of 2023 and 2022, respectively.
The period-over-period improvement in our second quarter of 2023 pre-tax income, on both a GAAP basis and excluding pre-tax net special items, was principally driven by lower aircraft fuel costs as a result of a 35.1% decrease in the average price per gallon of aircraft fuel and higher passenger revenue due to strength in long-haul international demand and continued domestic and short-haul international demand, as compared to the second quarter of 2022. This pre-tax income improvement was offset in part by an increase in salaries, wages and benefits primarily due to higher profit sharing program accruals, as a result of increased profitability, and higher wage rates associated with an agreement in principle with our mainline pilots reached in May 2023.

In May 2023, American and the Allied Pilots Association (APA), the union representing our approximately 13,900 mainline pilots, reached an agreement in principle on a new collective bargaining agreement. In July 2023, a tentative agreement was approved by the APA Board of Directors and is subject to ratification by American’s pilots through a vote that is presently scheduled to close on August 7, 2023. Upon pilot ratification, the ratified agreement will include a provision for a one-time payment of approximately $750 million and provisions for other benefit-related items. Since the tentative agreement has not yet been ratified and there is uncertainty about the outcome of that process, we have not accrued for the one-time payment or the other benefit-related expenses as of June 30, 2023.
Revenue
In the second quarter of 2023, we reported total operating revenues of $14.1 billion, an increase of $633 million, or 4.7%, as compared to the second quarter of 2022. Passenger revenue was $13.0 billion in the second quarter of 2023, an increase of $755 million, or 6.2%, as compared to the second quarter of 2022. The increase in passenger revenue in the second quarter of 2023 was primarily due to strength in long-haul international demand and continued domestic and short-haul international demand, resulting in a 4.4% increase in revenue passenger miles (RPMs) and a 1.7% increase in passenger yield. International passenger revenue increased, led by the Atlantic region, which had an 18.2% increase in RPMs and 7.9% increase in passenger yield.
Cargo revenue decreased $131 million, or 39.8%, in the second quarter of 2023 from the second quarter of 2022 primarily due to a 29.4% decrease in cargo yield and a 14.7% decrease in cargo ton miles driven by lower demand.
Other operating revenue remained flat in the second quarter of 2023 from the second quarter of 2022. During the three months ended June 30, 2023 and 2022, cash payments from co-branded credit card and other partners were $1.2 billion and $1.0 billion, respectively.
Our total revenue per available seat mile (TRASM) was 20.18 cents in the second quarter of 2023, a 0.5% decrease as compared to 20.29 cents in the second quarter of 2022.
Fuel
Aircraft fuel expense was $2.7 billion in the second quarter of 2023, which was $1.3 billion, or 32.3%, lower as compared to the second quarter of 2022. This decrease was primarily due to a 35.1% decrease in the average price per gallon of aircraft fuel including related taxes to $2.62 in the second quarter of 2023 from $4.03 in the second quarter of 2022, offset in part by a 4.4% increase in gallons of fuel consumed due to increased capacity.
As of June 30, 2023, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel.
Our 2023 second quarter total operating cost per available seat mile (CASM) was 17.07 cents, a decrease of 8.9% from 18.75 cents in the second quarter of 2022. This decrease was primarily driven by lower aircraft fuel costs, offset in part by higher salaries, wages and benefits, as described above.
Our 2023 second quarter CASM excluding net special items and fuel was 13.16 cents, an increase of 3.7% from 12.68 cents in the second quarter of 2022, which was driven in part by higher salaries, wages and benefits, as described above.
For a reconciliation of CASM to CASM excluding net special items and fuel, see “Reconciliation of GAAP to Non-GAAP Financial Measures” below.
Liquidity
As of June 30, 2023, we had $14.9 billion in total available liquidity, consisting of $12.1 billion in unrestricted cash and short-term investments, and $2.9 billion in total undrawn capacity under revolving credit and other short-term facilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$1,763	$603	$1,779	$(1,483)
Pre-tax net special items (1):
Operating special items, net	6	(5)	19	152
Nonoperating special items, net	28	89	45	92
Total pre-tax net special items	34	84	64	244
Pre-tax income (loss) excluding net special items	$1,797	$687	$1,843	$(1,239)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$11,892	$12,405	$23,644	$23,027
Operating net special items (1):
Mainline operating special items, net	—	5	(13)	(152)
Regional operating special items, net	(6)	—	(6)	—
Aircraft fuel and related taxes	(2,723)	(4,020)	(5,890)	(6,522)
Total operating expenses, excluding net special items and fuel	$9,163	$8,390	$17,735	$16,353

Total available seat miles (ASM)	69,658	66,163	134,665	125,697
(In cents)
CASM	17.07	18.75	17.56	18.32
Operating net special items per ASM (1):
Mainline operating special items, net	—	0.01	(0.01)	(0.12)
Regional operating special items, net	(0.01)	—	—	—
Aircraft fuel and related taxes per ASM	(3.91)	(6.08)	(4.37)	(5.19)
CASM, excluding net special items and fuel	13.16	12.68	13.17	13.01

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and six months ended June 30, 2023 and 2022. Amounts may not recalculate due to rounding.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022		2023	2022
Revenue passenger miles (millions) (a)	60,020	57,516	4.4%	112,034	101,806	10.0%
Available seat miles (millions) (b)	69,658	66,163	5.3%	134,665	125,697	7.1%
Passenger load factor (percent) (c)	86.2	86.9	(0.7)pts	83.2	81.0	2.2pts
Yield (cents) (d)	21.62	21.25	1.7%	21.49	19.69	9.2%
Passenger revenue per available seat mile (cents) (e)	18.63	18.47	0.8%	17.88	15.94	12.2%
Total revenue per available seat mile (cents) (f)	20.18	20.29	(0.5)%	19.49	17.76	9.7%
Fuel consumption (gallons in millions)	1,041	997	4.4%	2,006	1,891	6.0%
Average aircraft fuel price including related taxes (dollars per gallon)	2.62	4.03	(35.1)%	2.94	3.45	(14.8)%
Total operating cost per available seat mile (cents) (g)	17.07	18.75	(8.9)%	17.56	18.32	(4.2)%
Aircraft at end of period (h)	1,470	1,471	(0.1)%	1,470	1,471	(0.1)%
Full-time equivalent employees at end of period	132,500	129,200	2.6%	132,500	129,200	2.6%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above are three Boeing 737-800 mainline aircraft and 74 regional aircraft that were in temporary storage as of June 30, 2023 as follows: 53 Embraer 145, 12 Bombardier CRJ 700, six Embraer 170 and three Bombardier CRJ 900.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Operating Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Passenger	$12,978	$12,223	$755	6.2
Cargo	197	328	(131)	(39.8)
Other	880	871	9	1.1
Total operating revenues	$14,055	$13,422	$633	4.7
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended June 30, 2022
	Three Months Ended June 30, 2023	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$12,978	4.4%	5.3%	(0.7)pts	1.7%	0.8%
Passenger revenue increased $755 million, or 6.2%, in the second quarter of 2023 from the second quarter of 2022 primarily due to strength in long-haul international demand and continued domestic and short-haul international demand, resulting in a 4.4% increase in RPMs and a 1.7% increase in passenger yield. International passenger revenue increased, led by the Atlantic region, which had an 18.2% increase in RPMs and 7.9% increase in passenger yield.
Cargo revenue decreased $131 million, or 39.8%, in the second quarter of 2023 from the second quarter of 2022 primarily due to a 29.4% decrease in cargo yield and a 14.7% decrease in cargo ton miles driven by lower demand.
Other operating revenue remained flat in the second quarter of 2023 from the second quarter of 2022. During the three months ended June 30, 2023 and 2022, cash payments from co-branded credit card and other partners were $1.2 billion and $1.0 billion, respectively.
Total operating revenues in the second quarter of 2023 increased $633 million, or 4.7%, from the second quarter of 2022, driven primarily by the increase in passenger revenue as described above. Our TRASM was 20.18 cents in the second quarter of 2023, a 0.5% decrease as compared to 20.29 cents in the second quarter of 2022.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,723	$4,020	$(1,297)	(32.3)
Salaries, wages and benefits	3,635	3,235	400	12.4
Regional expenses	1,153	1,072	81	7.6
Maintenance, materials and repairs	808	647	161	24.9
Other rent and landing fees	762	694	68	9.8
Aircraft rent	344	345	(1)	(0.4)
Selling expenses	489	504	(15)	(3.0)
Depreciation and amortization	483	504	(21)	(4.0)
Mainline operating special items, net (1)	—	(5)	5	(99.4)
Other	1,495	1,389	106	7.6
Total operating expenses	$11,892	$12,405	$(513)	(4.1)

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

Significant changes in the components of our total operating expenses are as follows:
Aircraft fuel and related taxes decreased $1.3 billion, or 32.3%, in the second quarter of 2023 from the second quarter of 2022 primarily due to a 35.1% decrease in the average price per gallon of aircraft fuel including related taxes to $2.62 in the second quarter of 2023 from $4.03 in the second quarter of 2022, offset in part by a 4.4% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $400 million, or 12.4%, in the second quarter of 2023 from the second quarter of 2022 primarily due to higher profit sharing program accruals, as a result of increased profitability, and higher wage rates associated with an agreement in principle with our mainline pilots reached in May 2023.
In May 2023, American and the APA, the union representing our approximately 13,900 mainline pilots, reached an agreement in principle on a new collective bargaining agreement. In July 2023, a tentative agreement was approved by the APA Board of Directors and is subject to ratification by American’s pilots through a vote that is presently scheduled to close on August 7, 2023. Upon pilot ratification, the ratified agreement will include a provision for a one-time payment of approximately $750 million and provisions for other benefit-related items. Since the tentative agreement has not yet been ratified and there is uncertainty about the outcome of that process, we have not accrued for the one-time payment or the other benefit-related expenses as of June 30, 2023.
Regional expenses increased $81 million, or 7.6%, in the second quarter of 2023 from the second quarter of 2022 primarily due to pay rate increases at our wholly-owned regional carriers effective in the second and third quarters of 2022.
Maintenance, materials and repairs increased $161 million, or 24.9%, in the second quarter of 2023 from the second quarter of 2022 primarily due to increased costs for engine overhauls and airframe heavy checks driven by higher volume and flight hours.
Other rent and landing fees increased $68 million, or 9.8%, in the second quarter of 2023 from the second quarter of 2022 primarily due to rate increases at certain airports and incremental engine leases.
Selling expenses decreased $15 million, or 3.0%, in the second quarter of 2023 from the second quarter of 2022 primarily due to a decrease in commissions expense, offset in part by higher credit card fees driven by the overall increase in passenger revenues.
Other operating expenses increased $106 million, or 7.6%, in the second quarter of 2023 from the second quarter of 2022 primarily driven by the increase in flight operations, including increased costs for aircraft food and catering, crew travel, airport lounge operations and ground handling, as well as certain general and administrative expenses.
Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Interest income	$162	$29	$133	nm
Interest expense, net	(548)	(468)	(80)	17.1
Other income (expense), net	(14)	25	(39)	nm
Total nonoperating expense, net	$(400)	$(414)	$14	(3.4)
Interest income increased $133 million in the second quarter of 2023 from the second quarter of 2022 primarily as a result of higher returns on our short-term investments. Interest expense, net increased $80 million, or 17.1%, in the second quarter of 2023 from the second quarter of 2022 primarily due to higher interest rates on our variable-rate debt instruments.
In the second quarter of 2023, other nonoperating expense, net primarily included $28 million of net special charges principally associated with debt extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $8 million of non-service related pension and other postretirement benefit plan income.

In the second quarter of 2022, other nonoperating income, net primarily included $106 million of non-service related pension and other postretirement benefit plan income, offset in part by $89 million of net special charges principally for mark-to-market net unrealized losses associated with certain equity investments.
The decrease in non-service related pension and other postretirement benefit plan income in the second quarter of 2023 as compared to the second quarter of 2022 is principally due to an increase in interest cost for the pension and other postretirement benefit obligations driven by higher discount rates and a decrease in expected return on pension plan assets from a reduction in plan assets.
Income Taxes
In the second quarter of 2023, we recorded an income tax provision of $425 million. Substantially all of our income before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Operating Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Passenger	$24,081	$20,041	$4,040	20.2
Cargo	420	692	(272)	(39.2)
Other	1,743	1,588	155	9.8
Total operating revenues	$26,244	$22,321	$3,923	17.6
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase vs. Six Months Ended June 30, 2022
	Six Months Ended June 30, 2023	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$24,081	10.0%	7.1%	2.2pts	9.2%	12.2%
Passenger revenue increased $4.0 billion, or 20.2%, in the first six months of 2023 from the first six months of 2022 primarily due to strength in long-haul international demand and continued domestic and short-haul international demand, resulting in a 10.0% increase in RPMs, a 9.2% increase in passenger yield and an 83.2% load factor in the first six months of 2023. International passenger revenue increased, led by the Atlantic and Latin America regions, which had a 30.5% and 5.3% increase in RPMs, respectively, and a 10.9% and 22.2% increase in passenger yield, respectively.
Cargo revenue decreased $272 million, or 39.2%, in the first six months of 2023 from the first six months of 2022 primarily due to a 25.8% decrease in cargo yield and an 18.1% decrease in cargo ton miles driven by lower demand.
Other operating revenue increased $155 million, or 9.8%, in the first six months of 2023 from the first six months of 2022, driven primarily by higher revenue associated with our loyalty program. During the six months ended June 30, 2023 and 2022, cash payments from co-branded credit card and other partners were $2.8 billion and $2.4 billion, respectively.
Total operating revenues in the first six months of 2023 increased $3.9 billion, or 17.6%, from the first six months of 2022, driven primarily by the increase in passenger revenue as described above. Our TRASM increased 9.7% to 19.49 cents in the first six months of 2023 from 17.76 cents in the first six months of 2022.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$5,890	$6,522	$(632)	(9.7)
Salaries, wages and benefits	6,917	6,389	528	8.3
Regional expenses	2,295	2,124	171	8.1
Maintenance, materials and repairs	1,520	1,264	256	20.3
Other rent and landing fees	1,470	1,372	98	7.1
Aircraft rent	688	698	(10)	(1.4)
Selling expenses	927	836	91	10.8
Depreciation and amortization	969	995	(26)	(2.6)
Mainline operating special items, net	13	152	(139)	(91.2)
Other	2,955	2,675	280	10.5
Total operating expenses	$23,644	$23,027	$617	2.7
Significant changes in the components of our total operating expenses are as follows:
Aircraft fuel and related taxes decreased $632 million, or 9.7%, in the first six months of 2023 from the first six months of 2022 primarily due to a 14.8% decrease in the average price per gallon of aircraft fuel including related taxes to $2.94 in the first six months of 2023 from $3.45 in the first six months of 2022, offset in part by a 6.0% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $528 million, or 8.3%, in the first six months of 2023 from the first six months of 2022 primarily due to higher profit sharing program accruals, as a result of increased profitability, and higher wage rates associated with an agreement in principle with our mainline pilots reached in May 2023, as discussed above.
Regional expenses increased $171 million, or 8.1%, in the first six months of 2023 from the first six months of 2022 primarily due to pay rate increases at our wholly-owned regional carriers effective in the second and third quarters of 2022.
Maintenance, materials and repairs increased $256 million, or 20.3%, in the first six months of 2023 from the first six months of 2022 primarily due to increased costs for engine overhauls and airframe heavy checks driven by higher volume and flight hours.
Other rent and landing fees increased $98 million, or 7.1%, in the first six months of 2023 from the first six months of 2022 primarily due to rate increases at certain airports and incremental engine leases.
Selling expenses increased $91 million, or 10.8%, in the first six months of 2023 from the first six months of 2022 primarily due to higher credit card fees driven by the overall increase in passenger revenues, offset in part by a decrease in commissions expense.
Other operating expenses increased $280 million, or 10.5%, in the first six months of 2023 from the first six months of 2022 primarily driven by the increase in flight operations, including increased costs for aircraft food and catering, crew travel, airport lounge operations and ground handling, as well as certain general and administrative expenses.

Operating Special Items, Net

	Six Months Ended June 30,
	2023	2022
	(In millions)
Severance expenses (1)	$21	$—
Fleet impairment (2)	—	149
Other operating special items, net	(8)	3
Mainline operating special items, net	13	152
Regional operating special items, net	6	—
Operating special items, net	$19	$152

(1)Severance expenses for the six months ended June 30, 2023 primarily included costs associated with headcount reductions in certain corporate functions.
(2)Fleet impairment for the six months ended June 30, 2022 included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Interest income	$288	$37	$251	nm
Interest expense, net	(1,088)	(932)	(156)	16.8
Other income (expense), net	(21)	118	(139)	nm
Total nonoperating expense, net	$(821)	$(777)	$(44)	5.7
Interest income increased $251 million in the first six months of 2023 from the first six months of 2022 primarily as a result of higher returns on our short-term investments. Interest expense, net increased $156 million, or 16.8%, in the first six months of 2023 from the first six months of 2022 primarily due to higher interest rates on our variable-rate debt instruments.
In the first six months of 2023, other nonoperating expense, net primarily included $45 million of net special charges principally associated with debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $16 million of non-service related pension and other postretirement benefit plan income.
In the first six months of 2022, other nonoperating income, net primarily included $211 million of non-service related pension and other postretirement benefit plan income, offset in part by $92 million of net special charges principally for mark-to-market net unrealized losses associated with certain equity investments.
The decrease in non-service related pension and other postretirement benefit plan income in the first six months of 2023 as compared to the first six months of 2022 is principally due to an increase in interest cost for the pension and other postretirement benefit obligations driven by higher discount rates and a decrease in expected return on pension plan assets from a reduction in plan assets.
Income Taxes
In the first six months of 2023, we recorded an income tax provision of $431 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

American’s Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Operating Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Passenger	$12,978	$12,223	$755	6.2
Cargo	197	328	(131)	(39.8)
Other	879	870	9	1.0
Total operating revenues	$14,054	$13,421	$633	4.7
Passenger revenue increased $755 million, or 6.2%, in the second quarter of 2023 from the second quarter of 2022 primarily due to strength in long-haul international demand and continued domestic and short-haul international demand, resulting in an increase in RPMs and passenger yield. International passenger revenue increased, led by the Atlantic region, which had an increase in RPMs and passenger yield.
Cargo revenue decreased $131 million, or 39.8%, in the second quarter of 2023 from the second quarter of 2022 primarily due to decreases in cargo yield and cargo ton miles driven by lower demand.
Other operating revenue remained flat in the second quarter of 2023 from the second quarter of 2022. During the three months ended June 30, 2023 and 2022, cash payments from co-branded credit card and other partners were $1.2 billion and $1.0 billion, respectively.
Total operating revenues in the second quarter of 2023 increased $633 million, or 4.7%, from the second quarter of 2022, driven primarily by the increase in passenger revenue as described above.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,723	$4,020	$(1,297)	(32.3)
Salaries, wages and benefits	3,633	3,233	400	12.4
Regional expenses	1,150	1,058	92	8.7
Maintenance, materials and repairs	808	647	161	24.9
Other rent and landing fees	762	694	68	9.8
Aircraft rent	344	345	(1)	(0.4)
Selling expenses	489	504	(15)	(3.0)
Depreciation and amortization	481	501	(20)	(4.0)
Mainline operating special items, net (1)	—	(5)	5	(99.4)
Other	1,494	1,390	104	7.5
Total operating expenses	$11,884	$12,387	$(503)	(4.1)

(1)See Note 2 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for further information on net special items.
Significant changes in the components of American’s total operating expenses are as follows:
Aircraft fuel and related taxes decreased $1.3 billion, or 32.3%, in the second quarter of 2023 from the second quarter of 2022 primarily due to a 35.1% decrease in the average price per gallon of aircraft fuel including related taxes to $2.62 in the second quarter of 2023 from $4.03 in the second quarter of 2022, offset in part by a 4.4% increase in gallons of fuel consumed due to increased capacity.

Salaries, wages and benefits increased $400 million, or 12.4%, in the second quarter of 2023 from the second quarter of 2022 primarily due to higher profit sharing program accruals, as a result of increased profitability, and higher wage rates associated with an agreement in principle with American’s mainline pilots reached in May 2023.
In May 2023, American and the APA, the union representing American’s approximately 13,900 mainline pilots, reached an agreement in principle on a new collective bargaining agreement. In July 2023, a tentative agreement was approved by the APA Board of Directors and is subject to ratification by American’s pilots through a vote that is presently scheduled to close on August 7, 2023. Upon pilot ratification, the ratified agreement will include a provision for a one-time payment of approximately $750 million and provisions for other benefit-related items. Since the tentative agreement has not yet been ratified and there is uncertainty about the outcome of that process, American has not accrued for the one-time payment or the other benefit-related expenses as of June 30, 2023.
Regional expenses increased $92 million, or 8.7%, in the second quarter of 2023 from the second quarter of 2022 primarily due to pay rate increases at American’s third-party regional carriers effective in the second and third quarters of 2022.
Maintenance, materials and repairs increased $161 million, or 24.9%, in the second quarter of 2023 from the second quarter of 2022 primarily due to increased costs for engine overhauls and airframe heavy checks driven by higher volume and flight hours.
Other rent and landing fees increased $68 million, or 9.8%, in the second quarter of 2023 from the second quarter of 2022 primarily due to rate increases at certain airports and incremental engine leases.
Selling expenses decreased $15 million, or 3.0%, in the second quarter of 2023 from the second quarter of 2022 primarily due to a decrease in commissions expense, offset in part by higher credit card fees driven by the overall increase in passenger revenues.
Other operating expenses increased $104 million, or 7.5%, in the second quarter of 2023 from the second quarter of 2022 primarily driven by the increase in flight operations, including increased costs for aircraft food and catering, crew travel, airport lounge operations and ground handling, as well as certain general and administrative expenses.
Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Interest income	$282	$41	$241	nm
Interest expense, net	(563)	(437)	(126)	28.8
Other income (expense), net	(14)	23	(37)	nm
Total nonoperating expense, net	$(295)	$(373)	$78	(20.8)
Interest income increased $241 million in the second quarter of 2023 from the second quarter of 2022 primarily as a result of higher returns on American’s short-term investments and related party receivables from AAG. Interest expense, net increased $126 million, or 28.8%, in the second quarter of 2023 from the second quarter of 2022 primarily due to higher interest rates on American’s variable-rate debt instruments.
In the second quarter of 2023, other nonoperating expense, net primarily included $28 million of net special charges principally associated with debt extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $8 million of non-service related pension and other postretirement benefit plan income.
In the second quarter of 2022, other nonoperating income, net primarily included $105 million of non-service related pension and other postretirement benefit plan income, offset in part by $89 million of net special charges principally for mark-to-market net unrealized losses associated with certain equity investments.
The decrease in non-service related pension and other postretirement benefit plan income in the second quarter of 2023 as compared to the second quarter of 2022 is principally due to an increase in interest cost for the pension and other postretirement benefit obligations driven by higher discount rates and a decrease in expected return on pension plan assets from a reduction in plan assets.

Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the second quarter of 2023, American recorded an income tax provision of $452 million. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Operating Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Passenger	$24,081	$20,041	$4,040	20.2
Cargo	420	692	(272)	(39.2)
Other	1,741	1,584	157	9.9
Total operating revenues	$26,242	$22,317	$3,925	17.6
Passenger revenue increased $4.0 billion, or 20.2%, in the first six months of 2023 from the first six months of 2022 primarily due to strength in long-haul international demand and continued domestic and short-haul international demand, resulting in an increase in RPMs, passenger yield and load factor in the first six months of 2023. International passenger revenue increased, led by the Atlantic and Latin America regions, which had an increase in RPMs and passenger yield.
Cargo revenue decreased $272 million, or 39.2%, in the first six months of 2023 from the first six months of 2022 primarily due to decreases in cargo yield and cargo ton miles driven by lower demand.
Other operating revenue increased $157 million, or 9.9%, in the first six months of 2023 from the first six months of 2022, driven primarily by higher revenue associated with American’s loyalty program. During the six months ended June 30, 2023 and 2022, cash payments from co-branded credit card and other partners were $2.8 billion and $2.4 billion, respectively.
Total operating revenues in the first six months of 2023 increased $3.9 billion, or 17.6%, from the first six months of 2022, driven primarily by the increase in passenger revenue as described above.
Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$5,890	$6,522	$(632)	(9.7)
Salaries, wages and benefits	6,912	6,385	527	8.3
Regional expenses	2,293	2,081	212	10.2
Maintenance, materials and repairs	1,520	1,264	256	20.3
Other rent and landing fees	1,470	1,372	98	7.1
Aircraft rent	688	698	(10)	(1.4)
Selling expenses	927	836	91	10.8
Depreciation and amortization	965	992	(27)	(2.8)
Mainline operating special items, net	13	152	(139)	(91.2)
Other	2,954	2,676	278	10.4
Total operating expenses	$23,632	$22,978	$654	2.9

Significant changes in the components of American’s total operating expenses are as follows:
Aircraft fuel and related taxes decreased $632 million, or 9.7%, in the first six months of 2023 from the first six months of 2022 primarily due to a 14.8% decrease in the average price per gallon of aircraft fuel including related taxes to $2.94 in the first six months of 2023 from $3.45 in the first six months of 2022, offset in part by a 6.0% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $527 million, or 8.3%, in the first six months of 2023 from the first six months of 2022 primarily due to higher profit sharing program accruals, as a result of increased profitability, and higher wage rates associated with an agreement in principle with American’s mainline pilots reached in May 2023, as discussed above.
Regional expenses increased $212 million, or 10.2%, in the first six months of 2023 from the first six months of 2022 primarily due to pay rate increases at American’s third-party regional carriers effective in the second and third quarters of 2022.
Maintenance, materials and repairs increased $256 million, or 20.3%, in the first six months of 2023 from the first six months of 2022 primarily due to increased costs for engine overhauls and airframe heavy checks driven by higher volume and flight hours.
Other rent and landing fees increased $98 million, or 7.1%, in the first six months of 2023 from the first six months of 2022 primarily due to rate increases at certain airports and incremental engine leases.
Selling expenses increased $91 million, or 10.8%, in the first six months of 2023 from the first six months of 2022 primarily due to higher credit card fees driven by the overall increase in passenger revenues, offset in part by a decrease in commissions expense.
Other operating expenses increased $278 million, or 10.4%, in the first six months of 2023 from the first six months of 2022 primarily driven by the increase in flight operations, including increased costs for aircraft food and catering, crew travel, airport lounge operations and ground handling, as well as certain general and administrative expenses.
Operating Special Items, Net

	Six Months Ended June 30,
	2023	2022
	(In millions)
Severance expenses (1)	$21	$—
Fleet impairment (2)	—	149
Other operating special items, net	(8)	3
Mainline operating special items, net	$13	$152

(1)Severance expenses for the six months ended June 30, 2023 primarily included costs associated with headcount reductions in certain corporate functions.
(2)Fleet impairment for the six months ended June 30, 2022 included a non-cash impairment charge to write down the carrying value of American’s retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.

Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Interest income	$513	$52	$461	nm
Interest expense, net	(1,113)	(861)	(252)	29.2
Other income (expense), net	(20)	117	(137)	nm
Total nonoperating expense, net	$(620)	$(692)	$72	(10.3)
Interest income increased $461 million in the first six months of 2023 from the first six months of 2022 primarily as a result of higher returns on American’s short-term investments and related party receivables from AAG. Interest expense, net increased $252 million, or 29.2%, in the first six months of 2023 from the first six months of 2022 primarily due to higher interest rates on American’s variable-rate debt instruments.
In the first six months of 2023, other nonoperating expense, net primarily included $45 million of net special charges principally associated with debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $16 million of non-service related pension and other postretirement benefit plan income.
In the first six months of 2022, other nonoperating income, net primarily included $211 million of non-service related pension and other postretirement benefit plan income, offset in part by $90 million of net special charges principally for mark-to-market net unrealized losses associated with certain equity investments.
The decrease in non-service related pension and other postretirement benefit plan income in the first six months of 2023 as compared to the first six months of 2022 is principally due to an increase in interest cost for the pension and other postretirement benefit obligations driven by higher discount rates and a decrease in expected return on pension plan assets from a reduction in plan assets.
Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the first six months of 2023, American recorded an income tax provision of $482 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At June 30, 2023, AAG had $14.9 billion in total available liquidity and $984 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Cash	$614	$440	$595	$429
Short-term investments	11,447	8,525	11,445	8,523
Undrawn facilities	2,863	3,033	2,863	3,033
Total available liquidity	$14,924	$11,998	$14,903	$11,985
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

Certain Covenants
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. Our debt agreements also contain customary change of control provisions, which may require us to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Additionally, certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV), collateral coverage or peak debt service coverage ratio covenants and certain agreements require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV, collateral coverage or peak debt service coverage ratio exceeds or falls below a specified threshold, as the case may be, we will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing LTV, collateral coverage and peak debt service coverage tests. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our 5.50% senior secured notes due 2026, 5.75% senior secured notes due 2029 and $3.5 billion AAdvantage Term Loan Facility (collectively, the AAdvantage Financing) contains a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $5.1 billion and $2.9 billion for the first six months of 2023 and 2022, respectively, a $2.2 billion period-over-period increase primarily due to a return to profitability.
Investing Activities
Our net cash used in investing activities was $3.7 billion and $1.7 billion for the first six months of 2023 and 2022, respectively.
Our principal investing activities in the first six months of 2023 included $2.9 billion in net purchases of short-term investments. Additionally, we had $1.2 billion of capital expenditures, which primarily related to the purchase of seven Boeing 737 MAX aircraft, six Embraer 175 aircraft, two Airbus A321neo aircraft and 13 spare engines.
Our principal investing activities in the first six months of 2022 included $1.4 billion of capital expenditures, which principally related to the purchase of 14 Airbus A321neo aircraft and 10 spare engines. We also made a $200 million equity investment in GOL Linhas Aéreas Inteligentes S.A. (GOL).
Financing Activities
Our net cash used in financing activities was $1.2 billion and $1.1 billion for the first six months of 2023 and 2022, respectively.
Our principal financing activities in the first six months of 2023 included $1.1 billion in net repayments of debt and finance lease obligations. We refinanced approximately $1.8 billion in aggregate principal amount of term loans outstanding under the 2013 Term Loan Facility by extending the maturity of $1.0 billion in term loans under the 2013 Term Loan Facility and issuing $750 million in aggregate principal amount of the 7.25% Senior Secured Notes.
Our principal financing activities in the first six months of 2022 included $1.7 billion in repayments of debt and finance lease obligations, consisting of $1.3 billion in scheduled debt repayments including the repayment of $401 million in connection with the maturity of our 5.000% unsecured notes, and the repurchase of $349 million of unsecured notes in the open market. These cash outflows were offset in part by $574 million of long-term debt proceeds from the issuance of equipment notes related to enhanced equipment trust certificates (EETCs).

American
Operating Activities
American’s net cash provided by operating activities was $5.0 billion and $2.1 billion for the first six months of 2023 and 2022, respectively, a $2.9 billion period-over-period increase primarily due to a return to profitability.
Investing Activities
American’s net cash used in investing activities was $3.7 billion and $1.7 billion for the first six months of 2023 and 2022, respectively.
American’s principal investing activities in the first six months of 2023 included $2.9 billion in net purchases of short-term investments. Additionally, American had $1.2 billion of capital expenditures, which primarily related to the purchase of seven Boeing 737 MAX aircraft, six Embraer 175 aircraft, two Airbus A321neo aircraft and 13 spare engines.
American’s principal investing activities in the first six months of 2022 included $1.4 billion of capital expenditures, which principally related to the purchase of 14 Airbus A321neo aircraft and 10 spare engines. American also made a $200 million equity investment in GOL.
Financing Activities
American’s net cash used in financing activities was $1.1 billion and $319 million for the first six months of 2023 and 2022, respectively.
American’s principal financing activities in the first six months of 2023 included $1.1 billion in net repayments of debt and finance lease obligations. American refinanced approximately $1.8 billion in aggregate principal amount of term loans outstanding under the 2013 Term Loan Facility by extending the maturity of $1.0 billion in term loans under the 2013 Term Loan Facility and issuing $750 million in aggregate principal amount of the 7.25% Senior Secured Notes.
American’s principal financing activities in the first six months of 2022 included $901 million in repayments of debt and finance lease obligations, offset in part by $574 million of long-term debt proceeds from the issuance of equipment notes related to EETCs.
Commitments
Significant Indebtedness
As of June 30, 2023, AAG had $34.4 billion in long-term debt, including current maturities of $3.7 billion. As of June 30, 2023, American had $29.2 billion in long-term debt, including current maturities of $3.7 billion. All material changes in our significant indebtedness since our 2022 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of June 30, 2023, we had definitive purchase agreements for the acquisition of the following new aircraft (1):

	Remainder of 2023	2024	2025	2026	2027	Total
Airbus
A320neo Family	—	2	22	35	5	64
Boeing
737 MAX Family	10	22	31	21	—	84
787 Family	—	11	10	4	5	30
Embraer
175	1	6	—	—	—	7
Total	11	41	63	60	10	185

(1)Delivery schedule represents our best estimate as of the date of this report as described in footnote (d) to the “Contractual Obligations” table below. Actual delivery dates are subject to change, which could be material, based on various potential factors including production delays by the manufacturer and regulatory concerns.

We also have agreements for 57 spare engines to be delivered in 2023 and beyond. In addition, as of June 30, 2023, we have committed to purchase seven used Bombardier CRJ 900 which are scheduled to be delivered in 2023.
We currently have financing commitments in place for all mainline aircraft on order and scheduled to be delivered in 2023. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions including, in some cases, on our acquisition of the aircraft by a certain date and (2) the performance by the relevant financing counterparty of its obligations thereunder. We do not have financing commitments in place for any aircraft scheduled to be delivered in 2024 and beyond, except for five Boeing 787 Family aircraft and two Boeing 737 MAX Family aircraft scheduled to be delivered in 2024.
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
Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of June 30, 2023 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	Remainder of 2023	2024	2025	2026	2027	2028 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$1,934	$3,560	$5,967	$4,526	$4,561	$8,654	$29,202
Interest obligations (b), (c)	970	1,757	1,456	874	562	631	6,250
Finance lease obligations	115	150	139	114	72	112	702
Aircraft and engine purchase commitments (d)	953	2,691	4,350	3,594	998	65	12,651
Operating lease commitments	993	1,779	1,498	1,226	1,035	4,799	11,330
Regional capacity purchase agreements (e)	1,098	2,102	2,002	1,370	994	1,441	9,007
Minimum pension obligations (f)	—	301	328	385	305	603	1,922
Retiree medical and other postretirement benefits	44	85	81	82	81	350	723
Other purchase obligations (g)	2,705	2,893	1,388	783	147	965	8,881
Total American Contractual Obligations	8,812	15,318	17,209	12,954	8,755	17,620	80,668

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	—	1,494	—	—	3,746	5,240
Interest obligations (b)	61	121	149	165	194	579	1,269
Finance lease obligations	3	10	—	—	—	—	13
Operating lease commitments	11	16	11	10	5	28	81
Minimum pension obligations (f)	1	2	2	2	2	8	17
Total AAG Contractual Obligations	$8,888	$15,467	$18,865	$13,131	$8,956	$21,981	$87,288

(a)Amounts represent contractual amounts due. Excludes $368 million and $17 million of unamortized debt discount, premium and issuance costs as of June 30, 2023 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at June 30, 2023.
(c)Includes $8.3 billion of future principal payments and $1.2 billion of future interest payments as of June 30, 2023, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(d)See “Aircraft and Engine Purchase Commitments” above for additional information about the firm commitment aircraft delivery schedule, in particular the footnote to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the manufacturer and regulatory concerns. Additionally, the amounts in the table exclude five Boeing 787-9 aircraft scheduled to be delivered in 2024, for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.
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
(f)Represents minimum pension contributions based on actuarially determined estimates as of December 31, 2022 and is based on estimated payments through 2032. During the first six months of 2023, we made required contributions of $68 million to our defined benefit pension plans.
(g)Includes purchase commitments for aircraft fuel, flight equipment maintenance, information technology support and construction projects and excludes obligations under certain fuel offtake agreements or other agreements for which the timing of the related expenditure is uncertain, or which are subject to material contingencies, such as the construction of a production facility.
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
Aircraft Fuel
As of June 30, 2023, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2023 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2023 annual fuel expense by approximately $40 million.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our June 30, 2023 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $90 million and annual interest income on short-term investments would increase by approximately $120 million.
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates the London Interbank Offered Rate (LIBOR)) announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month, and 12-month) was subsequently extended by the ICE Benchmark Administration (the administrator of LIBOR) until June 30, 2023. It is not possible to predict what rate or rates may become the predominant alternative to LIBOR, or what effect these changes in views or alternatives may have on financial markets. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the Secured Overnight Financing Rate (SOFR), and specifically Term SOFR, as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by Treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.

In anticipation of the phase-out of LIBOR as a reference rate, we began amending our LIBOR-based financing arrangements to transition them to successor rates, primarily Term SOFR. As of June 30, 2023, we had implemented amendments to financing arrangements representing substantially all of our variable-rate indebtedness, with approximately $65 million of LIBOR-linked borrowings that are not amended. We cannot predict the consequences of the replacement of LIBOR on financial markets generally or on our business, financial condition or results of operations specifically, and our transition to successor rates could cause the amount of interest payable on our long-term debt to be different or higher than expected.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of June 30, 2023 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
For the quarter ended June 30, 2023, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of June 30, 2023, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for the remainder of 2023 through 2027 would be approximately $12.6 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If needed, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; volatile or otherwise unfavorable market conditions; and the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase aircraft and engines or fund our other corporate requirements, or may seek to negotiate deferrals for such aircraft and engines with the applicable manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. Furthermore, we hold significant balances of cash and short-term investments, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully or to fund our committed expenditures. An inability to obtain necessary financing on acceptable terms would limit our ability to execute necessary capital projects and would have a material adverse impact on our business, results of operations and financial condition.

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
◦limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends; and
◦if breached, result in an event of default under our other indebtedness.
In addition, during the COVID-19 pandemic we were required to obtain a significant amount of additional financing from a variety of sources and we cannot guarantee that we will not need to obtain additional financing in the future. Such financing may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. Moreover, as a result of the financing activities we undertook in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on us should we seek additional liquidity in the future.
The obligations discussed above, including those imposed as a result of any additional financings we may be required to undertake, could also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.

Further, a substantial amount of our long-term indebtedness bears interest at fluctuating interest rates, which tend to fluctuate based on general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in Treasury repurchase or other markets and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on the relevant benchmark rate and other variable interest rates. In 2022 and continuing into 2023, in response to rising inflation which coincided with a rapid rebound of economic activity as governments lifted restrictions and economies reopened following the COVID-19 pandemic, central banks around the world—including the U.S. Federal Reserve, the European Central Bank and the Bank of England—commenced a cycle of raising interest rates, which has consequently increased the interest we pay on our floating-rate indebtedness. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month and 12-month) was subsequently extended by the ICE Benchmark Administration (the administrator of LIBOR) until June 30, 2023. It is not possible to predict what rate or rates may become the predominant alternative to LIBOR, or what effect these changes in views or alternatives may have on financial markets. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen SOFR, and specifically Term SOFR, as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by Treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. See also the discussion of interest rate risk in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Interest.”
In anticipation of the phase-out of LIBOR as a reference rate, we began amending our LIBOR-based financing arrangements to transition them to successor rates, primarily Term SOFR. As of June 30, 2023, we had implemented amendments to financing arrangements representing substantially all of our variable-rate indebtedness, with approximately $65 million of LIBOR-linked borrowings that are not amended. We cannot predict the consequences of the replacement of LIBOR on financial markets generally or on our business, financial condition or results of operations specifically, and our transition to successor rates could cause the amount of interest payable on our long-term debt to be different or higher than expected.
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
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these credit card processing companies, under certain conditions (including, with respect to certain agreements, our failure to maintain certain levels of liquidity), to hold an amount of our cash (referred to as a holdback) equal to some or all of the advance ticket sales that have been processed by that credit card processor, but for which we have not yet provided the air transportation. Additionally, such credit card processing companies may require cash or other collateral reserves to be established. These credit card processing companies are not currently entitled to maintain any holdbacks pursuant to these requirements. These holdback requirements can be implemented at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in our financial condition or the triggering of a liquidity covenant. The imposition of holdback requirements, up to and including 100% of relevant advanced ticket sales, would materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow counterparties to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition. For example, we maintain certain letters of credit as well as insurance- and surety-related agreements under which counterparties may require collateral, including cash collateral.
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
Currently, we believe our labor costs are generally competitive relative to the other large network carriers. However, personnel shortages, in particular for pilots, and general wage inflation stand to impact our labor costs moving forward. Certain of our competitors have recently concluded agreements with their pilots’ unions which include significant increases in pay and benefits. We are currently in negotiations for several important new labor agreements, and in July 2023 we reached a tentative agreement with the union representing our mainline pilots, which if ratified will become effective in the third quarter of 2023. We anticipate that any new contracts we agree to with our labor groups will include material increases in salaries and other benefits, which will significantly increase our labor expense.
If we encounter problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
A significant portion of our regional operations are conducted by third-party operators on our behalf and are provided for under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain skilled personnel, including in particular pilots and mechanics, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Several of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of pilots, mechanics and other skilled personnel and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. In particular, the severe decline in demand for air travel resulting from the COVID-19 pandemic and related governmental restrictions on travel materially impacted demand for services provided by our regional carriers and, as a result, we temporarily significantly reduced our regional capacity. Further, as airlines attempt to restore capacity in line with increased demand for air travel following the height of the COVID-19 pandemic, these third-party operators have experienced difficulties in recruiting and retaining sufficient personnel to operate significantly increased schedules, and have in some instances been required to offer significant increases in pay and other benefits to recruit and retain pilots and other personnel. Periods of volatility in travel demand have the potential to adversely affect our regional operators, some of whom may experience significant financial stress, declare bankruptcy or otherwise cease to operate. We may also experience disruption to our regional operations or incur financial damages if we terminate the capacity purchase agreement with one or more of our current operators or transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.
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
We had a marketing relationship, the Northeast Alliance arrangement (NEA), with JetBlue Airways Corporation (JetBlue) that included an alliance agreement with reciprocal codesharing on certain domestic and international routes from New York (John F. Kennedy International Airport (JFK), LaGuardia Airport (LGA), and Newark Liberty International Airport) and Boston Logan International Airport, and provided for reciprocal loyalty program benefits. However, in June 2023, JetBlue delivered a notice of termination of the NEA, effective July 29, 2023, and the carriers have commenced wind-down activities to accommodate mutual customers. On September 21, 2021, the United States Department of Justice (DOJ), joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue in the U.S. District Court for the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the NEA. On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the NEA. American plans to appeal the final judgment to the U.S. Court of Appeals for the First Circuit. Separately, in December 2022, two putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York also alleging that the NEA violated U.S. antitrust laws. Those lawsuits, which have been consolidated, seek monetary and injunctive relief. In February 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. We believe these complaints are without merit and are defending against them vigorously.
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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business and thus is a significant factor in the price of airline tickets. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $0.37 per gallon to a high of approximately $4.40 per gallon during the period from January 1, 2020 to June 30, 2023.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of June 30, 2023, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
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
Brexit has also led to legal and regulatory uncertainty such as new regulatory action and/or potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our alliance, joint business or codeshare partners. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts, or other governmental or regulatory actions taken by the United Kingdom or the EU in connection with or subsequent to Brexit, cannot be predicted, including whether or not regulators will continue to approve or impose material conditions on our business activities such as the transatlantic joint business. See also “The airline industry is intensely competitive and dynamic.” Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.
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
In January 2021, the U.S. Environmental Protection Agency (EPA) adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards for new aircraft engines would not apply retroactively to engines already on in-service aircraft. These final standards have been challenged by several states and environmental groups, and the Biden Administration has issued an executive order requiring a review of these final standards. On November 15, 2021, the EPA announced that it would not rewrite the existing aircraft engine GHG emissions standards but would seek more ambitious new aircraft GHG emission standards within the ICAO process. On June 30, 2023, the U.S. Court of Appeals for the D.C. Circuit ruled that the EPA acted within its authority in establishing the aircraft engine GHG emissions standards, rejecting the challenges by the states and environmental groups.
The EC’s ReFuelEU Aviation initiative (part of its “Fit for 55” program) included a proposal for the creation of a SAF blending mandate for aviation fuel suppliers set at 2% beginning in 2025 and rising to 63% by 2050, among other requirements. The European Parliament and the European Council reached a provisional political agreement in relation to the terms of the ReFuelEU Aviation initiative on April 25, 2023, which modified the EC’s proposal in certain respects while maintaining the obligation for fuel suppliers to ensure that certain minimum shares of SAF are made available to aircraft operators at EU airports from 2025. The provisional political agreement remains subject to formal approval by the EU’s co-legislators, and the potential effects on our business are uncertain at this time. Individual EU member states have been developing their own requirements including, for example, a 1% SAF mandate in France that came into force on January 1, 2022.
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
These and other factors have contributed to a shortage of qualified, entry-level pilots, shortages of experienced pilots trained and ready for duty, and increased compensation costs materially for pilots throughout the industry. The foregoing factors have also led to increased competition from large, mainline carriers attempting to meet their hiring needs and significant further proposed increases in mainline pilot compensation. We believe that this industry-wide pilot shortage will remain a significant problem for airlines in the United States for the foreseeable future. Our regional airline subsidiaries and other regional partners have recently been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, operational disruptions, increased compensation expense and costs of operations, financial difficulties and other adverse effects, and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business.
We depend on a limited number of suppliers for aircraft, aircraft engines and parts. Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected, may adversely impact our business, results of operations and financial condition.
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, as of the end of 2022, all of our mainline aircraft were manufactured by either Airbus S.A.S. (Airbus) or The Boeing Company (Boeing) and all of our regional aircraft were manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by recent transactions involving Airbus and Bombardier and Mitsubishi and Bombardier, and the cessation of production of certain Bombardier regional aircraft that we and our regional partners currently operate in large numbers. Due to the limited number of suppliers, constraints on production capacity, large order books and long production lead times, manufacturers may face challenges in timely fulfilling our aircraft on order, and we may face competition from other carriers in securing an adequate supply of aircraft in the future. If new aircraft orders are not filled on a timely basis, we could face higher financing and operating costs than planned. The limited number of these suppliers may also result in reduced competition and potentially higher prices than if the supplier base was less concentrated. In addition, we are vulnerable to any problems associated with the performance of these suppliers’ obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers or adverse perception by the public that would result in customer avoidance of any of our aircraft. If the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency, safety and reliability, we could also face higher financing and operating costs than planned and our business, results of operations and financial condition could be adversely impacted. We are also subject to the risk that action by the FAA or any other regulatory authority could result in an inability to certify or operate our aircraft, even temporarily. For instance, in March 2019, the FAA ordered the grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020. More recently, regulatory concerns raised by the FAA forced Boeing to temporarily suspend deliveries of certain 787 aircraft, resulting in significant reductions to our planned long-haul flying.
The success of our business depends on, among other things, effectively managing the number and types of aircraft we operate. If, for any reason, we are unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, our business, results of operations and financial condition could be negatively impacted. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays, which recently have been relatively commonplace among manufacturers of commercial aircraft, may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to our schedule, thereby reducing revenues. Repeated or prolonged delays in the production, delivery or induction of our new aircraft could also require us to scale back our growth plans, reduce frequencies or forgo service entirely to certain markets, which could adversely affect our business, financial condition and results of operations.
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
Our aircraft employ a number of sophisticated radio and satellite-based navigation and safety technologies, and we are subject to risks associated with the introduction or expansion of technologies that could interfere with the safe operation of these flight systems. For example, telecommunications companies are expanding and increasing the commercial and consumer applications of 5G cellular communication networks, and regulators, manufacturers and operators have expressed concerns that certain 5G applications could interfere with certain flight systems. On December 23, 2021, the FAA issued a special airworthiness information bulletin (SAIB), in which it indicated that further testing and assessment is needed regarding the effects of 5G on certain aircraft equipped with radar altimeters, which measure the aircraft’s altitude and guide pilots during landings. If it were determined that 5G signals posed an interference risk to these altimeters or other systems, the FAA indicated in its SAIB that it could restrict flight operations in areas where such interference could occur. On June 17, 2022, the FAA and telecommunications industry reached an agreement to delay the full implementation of 5G deployment near airports until July 1, 2023. The delayed implementation allowed the aviation industry time to retrofit the radio altimeters on aircraft to prevent potential interference from 5G signals. American has completed the retrofit of all impacted mainline aircraft and Embraer regional aircraft. Due to supply chain issues, retrofits of the CRJ regional fleet are expected to be completed in the second half of 2023. However, the 5G performance restrictions on these regional aircraft are limited, and we expect no significant operational impacts to that fleet. With retrofits complete or nearly complete, we now expect operational certainty as it pertains to 5G until 2028, when the current operating agreement between the FAA, Federal Communications Commission and telecommunications industry expires.
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

Evolving cybersecurity and data privacy requirements (in particular, compliance with applicable federal, state and foreign laws relating to handling of personal information about individuals) could increase our costs, and any significant data security or privacy incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition.
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
Significant cybersecurity incidents involving us or one of our AAdvantage partners or other business partners have in the past and may in the future result in a range of potentially material negative consequences for us, including unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; a diminished ability to retain or attract new customers; a deterioration in our relationships with business partners and other third parties; interruptions or failures in our payment related systems; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. The constantly changing nature of the threats means that we cannot and have not been able to prevent all data security breaches or misuse of data. Similarly, we depend on the ability of our key commercial partners, including AAdvantage partners, other business partners, our regional carriers, distribution partners and technology vendors, to conduct their businesses in a manner that complies with applicable security standards and assures their ability to perform on a timely basis. A security failure, including a failure to meet relevant payment security standards, breach or other significant cybersecurity incident affecting one of our partners, interruptions or failures in our payment related systems, could result in potentially material negative consequences for us, including loss of critical data, service interruptions and the potential for fines, restrictions and expulsion from card acceptance programs. In addition, we use third-party service providers to help us deliver services to customers. These service providers may store personal information, credit card information and/or other confidential information. Such information may be and has been the target of unauthorized access or subject to security breaches because of third-party action, employee error, malfeasance or otherwise. Any of these could (a) result in the loss of information, litigation, indemnity obligations, expensive and inconsistent cybersecurity incident and data breach notification requirements, damage to our reputation, regulatory scrutiny, and other liability, or (b) have a material adverse effect on our business, financial condition and results of operations.
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
The closing price of our common stock on the Nasdaq Global Select Market varied from $11.86 to $20.22 during 2022 and $12.74 to $18.80 during 2023 year-to-date through July 14, 2023. At times, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that in recent years this wide range of trading prices has largely reflected the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.

If we decide to make repurchases of or pay dividends on our common stock, we cannot guarantee that we will continue to do so or that such a capital deployment program will enhance long-term stockholder value.
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
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Exhibit Number	Description

10.1	Supplemental Agreement No. 19, dated as of April 23, 2023, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company.*
10.2	Supplemental Agreement No. 29, dated as of May 23, 2023, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company.*
10.3	Supplemental Agreement No. 30, dated as of June 2, 2023, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: July 20, 2023	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: July 20, 2023	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)