Form 10-Q
period 2023-09-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2023-10-19
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023

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
As of October 13, 2023, there were 653,540,550 shares of American Airlines Group Inc. common stock outstanding.
As of October 13, 2023, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2023

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues:
Passenger	$12,421	$12,396	$36,502	$32,438
Cargo	193	279	613	970
Other	868	787	2,611	2,375
Total operating revenues	13,482	13,462	39,726	35,783
Operating expenses:
Aircraft fuel and related taxes	3,209	3,847	9,098	10,369
Salaries, wages and benefits	3,974	3,384	10,891	9,773
Regional expenses	1,168	1,174	3,463	3,298
Maintenance, materials and repairs	870	685	2,389	1,949
Other rent and landing fees	745	710	2,214	2,081
Aircraft rent	342	347	1,031	1,045
Selling expenses	430	495	1,357	1,331
Depreciation and amortization	487	491	1,456	1,486
Special items, net	949	37	962	189
Other	1,531	1,362	4,487	4,037
Total operating expenses	13,705	12,532	37,348	35,558
Operating income (loss)	(223)	930	2,378	225
Nonoperating income (expense):
Interest income	168	70	456	107
Interest expense, net	(537)	(499)	(1,626)	(1,430)
Other income (expense), net	(98)	157	(119)	274
Total nonoperating expense, net	(467)	(272)	(1,289)	(1,049)
Income (loss) before income taxes	(690)	658	1,089	(824)
Income tax provision (benefit)	(145)	175	286	(148)
Net income (loss)	$(545)	$483	$803	$(676)

Earnings (loss) per common share:
Basic	$(0.83)	$0.74	$1.23	$(1.04)
Diluted	$(0.83)	$0.69	$1.16	$(1.04)
Weighted average shares outstanding (in thousands):
Basic	654,119	650,586	653,241	650,145
Diluted	654,119	715,985	719,956	650,145

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(545)	$483	$803	$(676)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(237)	29	(203)	85
Investments	(1)	(1)	—	(5)
Total other comprehensive income (loss), net of tax	(238)	28	(203)	80
Total comprehensive income (loss)	$(783)	$511	$600	$(596)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$577	$440
Short-term investments	10,005	8,525
Restricted cash and short-term investments	925	995
Accounts receivable, net	2,021	2,138
Aircraft fuel, spare parts and supplies, net	2,461	2,279
Prepaid expenses and other	719	892
Total current assets	16,708	15,269
Operating property and equipment
Flight equipment	40,934	39,703
Ground property and equipment	10,156	9,913
Equipment purchase deposits	799	613
Total property and equipment, at cost	51,889	50,229
Less accumulated depreciation and amortization	(21,571)	(20,029)
Total property and equipment, net	30,318	30,200
Operating lease right-of-use assets	7,878	8,094
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $831 and $827, respectively	2,053	2,059
Deferred tax asset	2,875	3,099
Other assets	1,788	1,904
Total other assets	10,807	11,153
Total assets	$65,711	$64,716
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$3,767	$3,274
Accounts payable	2,123	2,149
Accrued salaries and wages	3,262	1,713
Air traffic liability	7,673	6,745
Loyalty program liability	3,491	3,169
Operating lease liabilities	1,387	1,465
Other accrued liabilities	2,677	2,981
Total current liabilities	24,380	21,496
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	29,722	32,389
Pension and postretirement benefits	2,929	2,837
Loyalty program liability	5,834	5,976
Operating lease liabilities	6,329	6,559
Other liabilities	1,653	1,258
Total noncurrent liabilities	46,467	49,019
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 653,504,063 shares issued and outstanding at September 30, 2023; 650,642,461 shares issued and outstanding at December 31, 2022	7	6
Additional paid-in capital	7,353	7,291
Accumulated other comprehensive loss	(4,788)	(4,585)
Retained deficit	(7,708)	(8,511)
Total stockholders’ deficit	(5,136)	(5,799)
Total liabilities and stockholders’ equity (deficit)	$65,711	$64,716
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$5,154	$2,331
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,753)	(1,860)
Proceeds from sale-leaseback transactions and sale of property and equipment	219	83
Purchases of short-term investments	(8,323)	(12,113)
Sales of short-term investments	6,857	13,412
Decrease in restricted short-term investments	39	41
Purchase of equity investments	—	(205)
Other investing activities	300	(274)
Net cash used in investing activities	(2,661)	(916)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(4,624)	(2,038)
Proceeds from issuance of long-term debt	2,324	699
Other financing activities	(92)	(8)
Net cash used in financing activities	(2,392)	(1,347)
Net increase in cash and restricted cash	101	68
Cash and restricted cash at beginning of period	586	408
Cash and restricted cash at end of period (1)	$687	$476

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$748	$840
Property and equipment acquired through debt	55	—
Property and equipment acquired through finance leases	34	121
Finance leases converted to operating leases	27	4
Operating leases converted to finance leases	—	42
Equity investments	—	12
Supplemental information:
Interest paid, net	1,711	1,478
Income taxes paid	4	2

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$577	$332
Restricted cash included in restricted cash and short-term investments	110	144
Total cash and restricted cash	$687	$476
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$6	$7,291	$(4,585)	$(8,511)	$(5,799)
Net income	—	—	—	10	10
Other comprehensive income, net	—	—	18	—	18
Issuance of 2,175,213 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	1	(16)	—	—	(15)
Share-based compensation expense	—	15	—	—	15
Balance at March 31, 2023	7	7,290	(4,567)	(8,501)	(5,771)
Net income	—	—	—	1,338	1,338
Other comprehensive income, net	—	—	17	—	17
Issuance of 469,087 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(1)	—	—	(1)
Share-based compensation expense	—	32	—	—	32
Balance at June 30, 2023	7	7,321	(4,550)	(7,163)	(4,385)
Net loss	—	—	—	(545)	(545)
Other comprehensive loss, net	—	—	(238)	—	(238)
Issuance of 217,302 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(1)	—	—	(1)
Share-based compensation expense	—	29	—	—	29
Settlement of Single-Dip Unsecured claims held in the Disputed Claims Reserve	—	4	—		4
Balance at September 30, 2023	$7	$7,353	$(4,788)	$(7,708)	$(5,136)

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$6	$7,234	$(5,942)	$(8,638)	$(7,340)
Net loss	—	—	—	(1,635)	(1,635)
Other comprehensive income, net	—	—	26	—	26
Issuance of 1,770,173 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(14)	—	—	(14)
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2022	6	7,243	(5,916)	(10,273)	(8,940)
Net income	—	—	—	476	476
Other comprehensive income, net	—	—	26	—	26
Issuance of 281,593 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(2)	—	—	(2)
Share-based compensation expense	—	18	—	—	18
Balance at June 30, 2022	6	7,259	(5,890)	(9,797)	(8,422)
Net income	—	—	—	483	483
Other comprehensive income, net	—	—	28	—	28
Issuance of 83,665 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	—	—	—	—
Share-based compensation expense	—	18	—	—	18
Balance at September 30, 2022	$6	$7,277	$(5,862)	$(9,314)	$(7,893)
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
(b) Labor Relations
In May 2023, American and the Allied Pilots Association, the union representing our mainline pilots, reached an agreement in principle on a new collective bargaining agreement, which was ratified in August 2023. This four-year agreement provides wage rate increases, including an initial wage rate increase of 21% effective as of January 1, 2023, quality-of-life benefits and other benefit-related items. The additional compensation for the 2023 period prior to contract ratification as a result of the higher wage rates was recorded within salaries, wages and benefits in the condensed consolidated statements of operations in the second and third quarters of 2023. The agreement also included a provision for a one-time payment upon ratification. During the third quarter of 2023, one-time charges resulting from the ratification of this new agreement were recorded as mainline operating special items, net in the condensed consolidated statement of operations, including the one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million. The one-time payment and the additional compensation was principally paid in October 2023, with remaining payments expected to be paid in the first quarter of 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Labor contract expenses (1)	$983	$—	$983	$—
Severance expenses	—	—	21	—
Fleet impairment (2)	—	—	—	149
Litigation reserve adjustments	—	37	—	37
Other operating special items, net	(34)	—	(42)	3
Mainline operating special items, net	949	37	962	189
Regional operating special items, net	2	2	8	2
Operating special items, net	951	39	970	191

Debt refinancing and extinguishment	42	—	76	2
Mark-to-market adjustments on equity investments, net (3)	59	(57)	70	32
Nonoperating special items, net	101	(57)	146	34

Income tax special items, net	—	—	—	(9)

(1)Labor contract expenses relate to one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million.
(2)Fleet impairment included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
3. Earnings (Loss) Per Common Share
The following table provides the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic EPS:
Net income (loss)	$(545)	$483	$803	$(676)
Weighted average common shares outstanding (in thousands)	654,119	650,586	653,241	650,145
Basic EPS	$(0.83)	$0.74	$1.23	$(1.04)

Diluted EPS:
Net income (loss)	$(545)	$483	$803	$(676)
Interest expense on 6.50% convertible senior notes	—	14	33	—
Net income (loss) for purposes of computing diluted EPS	$(545)	$497	$836	$(676)
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	654,119	650,586	653,241	650,145
Dilutive effect of restricted stock unit awards	—	1,778	1,677	—
Dilutive effect of certain PSP Warrants and Treasury Loan Warrants	—	1,893	3,310	—
Assumed conversion of 6.50% convertible senior notes	—	61,728	61,728	—
Diluted weighted average common shares outstanding	654,119	715,985	719,956	650,145
Diluted EPS	$(0.83)	$0.69	$1.16	$(1.04)
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
6.50% convertible senior notes	61,728	—	—	61,728
Restricted stock unit awards	3,627	4,490	3,802	5,400
In addition, for the three and nine months ended September 30, 2023 and 2022, excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are certain shares underlying the warrants we issued to the U.S. Department of Treasury (Treasury) pursuant to (i) the payroll support program established under the Coronavirus Aid, Relief, and Economic Security Act (PSP1), (ii) the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP2), (iii) the payroll support program established under the American Rescue Plan Act of 2021 (PSP3) (collectively, the PSP Warrants) and (iv) the Loan and Guarantee Agreement with Treasury (Treasury Loan Warrants).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Passenger revenue:
Passenger travel	$11,473	$11,536	$33,821	$30,150
Loyalty revenue - travel (1)	948	860	2,681	2,288
Total passenger revenue	12,421	12,396	36,502	32,438
Cargo	193	279	613	970
Other:
Loyalty revenue - marketing services	732	655	2,195	1,991
Other revenue	136	132	416	384
Total other revenue	868	787	2,611	2,375
Total operating revenues	$13,482	$13,462	$39,726	$35,783

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic	$8,616	$8,786	$25,848	$23,966
Latin America	1,490	1,596	5,045	4,357
Atlantic	2,056	1,901	4,875	3,848
Pacific	259	113	734	267
Total passenger revenue	$12,421	$12,396	$36,502	$32,438
We attribute passenger revenue by geographic region based upon the origin and destination of each flight segment.
Contract Balances
Our significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future travel and non-air travel awards, reported as loyalty program liability on the condensed consolidated balance sheets and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on the condensed consolidated balance sheets.

	September 30, 2023	December 31, 2022
	(In millions)
Loyalty program liability	$9,325	$9,145
Air traffic liability	7,673	6,745
Total	$16,998	$15,890

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2022	$9,145
Deferral of revenue	2,900
Recognition of revenue (1)	(2,720)
Balance at September 30, 2023 (2)	$9,325

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of September 30, 2023, our current loyalty program liability was $3.5 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2023, $5.2 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2022. Substantially all tickets issued in 2022 and thereafter are no longer subject to change fees which provides more flexibility for customers to change travel plans. Given this new flexibility offered to our customers, our estimate of revenue that will be recognized from the air traffic liability for future flown or unused tickets may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2023	December 31, 2022
Secured
2013 Term Loan Facility, variable interest rate of 8.59%, installments through February 2028	$990	$1,752
2014 Term Loan Facility, variable interest rate of 7.32%, installments through January 2027	1,183	1,196
11.75% senior secured notes, interest only payments until due in July 2025	1,961	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
7.25% senior secured notes, interest only payments until due in February 2028	750	—
5.50% senior secured notes, installments through April 2026 (1)	3,209	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 10.34%, installments through April 2028 (1)	3,325	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.65%, maturing from 2023 to 2034	8,005	9,175
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 8.92%, averaging 6.91%, maturing from 2023 to 2035	3,454	3,170
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	967	1,050
	28,044	30,043
Unsecured
PSP1 Promissory Note, interest only payments until due in April 2030	1,757	1,757
PSP2 Promissory Note, interest only payments until due in January 2031	1,030	1,030
PSP3 Promissory Note, interest only payments until due in April 2031	959	959
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
3.75% senior notes, interest only payments until due in March 2025	487	500
	5,233	5,246
Total long-term debt	33,277	35,289
Less: Total unamortized debt discount, premium and issuance costs	362	386
Less: Current maturities	3,607	3,059
Long-term debt, net of current maturities	$29,308	$31,844

(1)Collectively referred to as the AAdvantage Financing.
As of September 30, 2023, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$736
2014 Revolving Facility	1,631
April 2016 Revolving Facility	446
Other short-term facility	55
Total	$2,868

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
American currently has $55 million of available borrowing base under a cargo receivables facility that is set to expire in December 2023. As a result of the below amendments to the 2013, 2014 and April 2016 Revolving Facilities, the aggregate commitments under these facilities will be $2.8 billion through October 11, 2024, and thereafter through October 13, 2026, such aggregate commitments will decrease to $2.2 billion.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
6.50% Convertible Senior Notes
At September 30, 2023, the if-converted value of the 6.50% convertible senior notes due 2025 (the Convertible Notes) did not exceed the principal amount. The last reported sale price per share of our common stock (as defined in the indenture governing our Convertible Notes, the Convertible Notes Indenture) did not exceed 130% of the conversion price of the Convertible Notes for at least 20 of the 30 consecutive trading days ending on September 30, 2023. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes cannot convert at their option at any time during the quarter ending December 31, 2023. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
2023 Financing Activities
2013 Credit Facilities
In February 2023, American and AAG refinanced approximately $1.8 billion in aggregate principal amount of term loans outstanding under the 2013 Term Loan Facility (the 2013 Term Loan Facility Refinancing) through the combination of (i) the issuance of $750 million in aggregate principal amount of 7.25% senior secured notes due 2028 and (ii) the entry into the Seventh Amendment to the 2013 Credit Agreement, pursuant to which the maturity of $1.0 billion in term loans under the 2013 Term Loan Facility was extended to February 2028 from June 2025. The Seventh Amendment also amended certain other terms of the 2013 Credit Agreement, including the interest rate and amortization schedule for the 2013 Term Loan Facility, the requirements for delivery of appraisals and certain covenants relating to dispositions of collateral. Additionally, the Seventh Amendment transitioned the benchmark interest rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR). As a result, the 2013 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.75% or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus the SOFR adjustment applicable to such interest period and an applicable margin of 2.75%.
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
7.25% Senior Secured Notes
On February 15, 2023, as part of the 2013 Term Loan Facility Refinancing, American issued $750 million aggregate principal amount of 7.25% senior secured notes due 2028 (the 7.25% Senior Secured Notes) in a private offering. The 7.25% Senior Secured Notes were issued at par and bear interest at a rate of 7.25% per annum (subject to increase if the collateral coverage ratio described below is not met). Interest on the 7.25% Senior Secured Notes is payable semiannually in arrears on February 15 and August 15 of each year, which began on August 15, 2023. The 7.25% Senior Secured Notes will mature on February 15, 2028. The obligations of American under the 7.25% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG. American used the proceeds from the offering of the 7.25% Senior Secured Notes, together with cash on hand, to repay a portion of the term loans then outstanding under the 2013 Term Loan Facility and to pay related fees and expenses.

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
Equipment Loans and Other Notes Payable Issued in 2023
During the first nine months of 2023, American entered into agreements under which it borrowed $663 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2032 through 2035 and bears interest at fixed and variable rates (comprised of SOFR plus an applicable margin) averaging 6.90% as of September 30, 2023.
Other Financing Activities
During the first nine months of 2023, we repurchased $552 million of secured and unsecured notes in the open market.
6. Income Taxes
At December 31, 2022, we had approximately $16.2 billion of gross federal net operating losses (NOLs) and $4.3 billion of other carryforwards available to reduce future federal taxable income, of which $5.9 billion will expire beginning in 2025 if unused and $14.6 billion can be carried forward indefinitely. We also had approximately $6.0 billion of NOL carryforwards to reduce future state taxable income at December 31, 2022, which will expire in taxable years 2022 through 2042 if unused.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
7. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2023.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2023
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$444	$444	$—	$—
Corporate obligations	5,880	—	5,880	—
Bank notes/certificates of deposit/time deposits	3,131	—	3,131	—
Repurchase agreements	550	—	550	—
	10,005	444	9,561	—
Restricted cash and short-term investments (1), (3)	925	480	445	—
Long-term investments (4)	174	174	—	—
Total	$11,104	$1,098	$10,006	$—

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
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $3.7 billion as of September 30, 2023 and December 31, 2022, which would have been classified as Level 3 in the fair value hierarchy. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.1 billion as of September 30, 2023 and December 31, 2022.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$32,915	$32,320	$34,903	$32,569

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
8. Investments
To help expand our network and as part of our ongoing commitment to sustainability, we enter into various commercial relationships or other strategic partnerships, including equity investments, with other airlines and companies. Our equity investments are reflected in other assets on our condensed consolidated balance sheets. Our share of equity method investees’ financial results and changes in fair value are recorded in nonoperating other income (expense), net on the condensed consolidated statements of operations.
Our equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$237	$222
China Southern Airlines	Fair Value	1.5%	1.5%	132	176
Other investments (1)	Various			184	212
Total				$553	$610

(1)Primarily includes our investment in JetSMART Holdings Limited, which is accounted for under the equity method, and our investments in GOL and Vertical, which are each accounted for at fair value.
9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2023	2022	2023	2022
Service cost	$1	$1	$4	$3
Interest cost	188	140	12	7
Expected return on assets	(230)	(284)	(2)	(3)
Amortization of:
Prior service cost (benefit)	4	7	(3)	(3)
Unrecognized net loss (gain)	25	39	(10)	(6)
Net periodic benefit cost (income)	$(12)	$(97)	$1	$(2)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2023	2022	2023	2022
Service cost	$2	$3	$10	$11
Interest cost	568	416	36	22
Expected return on assets	(690)	(853)	(7)	(9)
Amortization of:
Prior service cost (benefit)	18	21	(10)	(10)
Unrecognized net loss (gain)	80	117	(27)	(19)
Net periodic benefit cost (income)	$(22)	$(296)	$2	$(5)
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
As of September 30, 2023, we remeasured our retiree medical and other postretirement benefits to account for enhanced retirement benefits provided to our mainline pilots pursuant to the new collective bargaining agreement ratified in August 2023. As a result, we increased our postretirement benefits obligation by $339 million, which was included as a component of prior service cost in accumulated other comprehensive loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
During the first nine months of 2023, we made required contributions of $68 million to our defined benefit pension plans.
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2022	$(2,978)	$(6)	$(1,601)		$(4,585)
Other comprehensive income (loss) before reclassifications	(324)	1	73		(250)
Amounts reclassified from AOCI	61	—	(14)	(2)	47
Net current-period other comprehensive income (loss)	(263)	1	59		(203)
Balance at September 30, 2023	$(3,241)	$(5)	$(1,542)		$(4,788)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$1	$3	$6	$9	Nonoperating other income (expense), net
Actuarial loss	12	26	41	76	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$13	$29	$47	$85
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
Regional expenses for the three months ended September 30, 2023 and 2022 include $79 million and $81 million of depreciation and amortization, respectively, and $2 million and $1 million of aircraft rent, respectively. Regional expenses for the nine months ended September 30, 2023 and 2022 include $239 million and $240 million of depreciation and amortization, respectively, and $5 million and $4 million of aircraft rent, respectively.
During the three months ended September 30, 2023 and 2022, we recognized $153 million and $152 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2023 and 2022, we recognized $489 million and $462 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
12. Legal Proceedings
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice, joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). The parties presented their respective cases in a bench trial that commenced on September 27, 2022. The parties presented closing arguments on November 18, 2022.
On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the NEA. Following written submissions by the parties and a hearing on July 26, 2023, the U.S. District Court for the District of Massachusetts entered a Final Judgment and Order Entering Permanent Injunction on July 28, 2023. The parties have complied and will continue to comply with the terms of the Final Judgment and Order Entering Permanent Injunction, including winding down activities related to the NEA. American filed a notice of appeal to the U.S. Court of Appeals for the First Circuit on September 25, 2023.
Private Party Antitrust Actions Related to the Northeast Alliance. On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. In March 2023, American filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, American, together with JetBlue, filed a motion to dismiss the third amended complaint, and that motion remains pending. We believe these lawsuits are without merit and are defending against them vigorously.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues:
Passenger	$12,421	$12,396	$36,502	$32,438
Cargo	193	279	613	970
Other	867	786	2,608	2,370
Total operating revenues	13,481	13,461	39,723	35,778
Operating expenses:
Aircraft fuel and related taxes	3,209	3,847	9,098	10,369
Salaries, wages and benefits	3,972	3,382	10,885	9,768
Regional expenses	1,149	1,172	3,442	3,253
Maintenance, materials and repairs	870	685	2,389	1,949
Other rent and landing fees	745	710	2,214	2,081
Aircraft rent	342	347	1,031	1,045
Selling expenses	430	495	1,357	1,331
Depreciation and amortization	484	488	1,449	1,480
Special items, net	949	37	962	189
Other	1,533	1,363	4,488	4,039
Total operating expenses	13,683	12,526	37,315	35,504
Operating income (loss)	(202)	935	2,408	274
Nonoperating income (expense):
Interest income	297	111	810	162
Interest expense, net	(555)	(482)	(1,668)	(1,342)
Other income (expense), net	(99)	156	(119)	274
Total nonoperating expense, net	(357)	(215)	(977)	(906)
Income (loss) before income taxes	(559)	720	1,431	(632)
Income tax provision (benefit)	(107)	180	375	(115)
Net income (loss)	$(452)	$540	$1,056	$(517)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(452)	$540	$1,056	$(517)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(237)	29	(203)	85
Investments	(1)	(1)	—	(5)
Total other comprehensive income (loss), net of tax	(238)	28	(203)	80
Total comprehensive income (loss)	$(690)	$568	$853	$(437)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$567	$429
Short-term investments	10,002	8,523
Restricted cash and short-term investments	925	995
Accounts receivable, net	2,000	2,117
Receivables from related parties, net	6,939	6,588
Aircraft fuel, spare parts and supplies, net	2,332	2,157
Prepaid expenses and other	623	798
Total current assets	23,388	21,607
Operating property and equipment
Flight equipment	40,582	39,359
Ground property and equipment	9,707	9,479
Equipment purchase deposits	799	613
Total property and equipment, at cost	51,088	49,451
Less accumulated depreciation and amortization	(21,073)	(19,569)
Total property and equipment, net	30,015	29,882
Operating lease right-of-use assets	7,824	8,033
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $831 and $827, respectively	2,053	2,059
Deferred tax asset	2,581	2,893
Other assets	1,658	1,759
Total other assets	10,383	10,802
Total assets	$71,610	$70,324
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,760	$3,267
Accounts payable	2,018	2,071
Accrued salaries and wages	3,063	1,529
Air traffic liability	7,673	6,745
Loyalty program liability	3,491	3,169
Operating lease liabilities	1,371	1,449
Other accrued liabilities	2,571	2,852
Total current liabilities	23,947	21,082
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	24,502	27,155
Pension and postretirement benefits	2,904	2,811
Loyalty program liability	5,834	5,976
Operating lease liabilities	6,290	6,512
Other liabilities	1,608	1,195
Total noncurrent liabilities	41,138	43,649
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,309	17,230
Accumulated other comprehensive loss	(4,893)	(4,690)
Retained deficit	(5,891)	(6,947)
Total stockholder’s equity	6,525	5,593
Total liabilities and stockholder’s equity	$71,610	$70,324
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$5,081	$1,515
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,718)	(1,818)
Proceeds from sale-leaseback transactions and sale of property and equipment	219	83
Purchases of short-term investments	(8,322)	(12,113)
Sales of short-term investments	6,857	13,412
Decrease in restricted short-term investments	39	41
Purchase of equity investments	—	(205)
Other investing activities	300	(274)
Net cash used in investing activities	(2,625)	(874)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(4,604)	(1,279)
Proceeds from issuance of long-term debt	2,324	699
Other financing activities	(74)	10
Net cash used in financing activities	(2,354)	(570)
Net increase in cash and restricted cash	102	71
Cash and restricted cash at beginning of period	575	400
Cash and restricted cash at end of period (1)	$677	$471

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$742	$804
Property and equipment acquired through debt	55	—
Property and equipment acquired through finance leases	34	121
Finance leases converted to operating leases	27	4
Operating leases converted to finance leases	—	42
Equity investments	—	12
Supplemental information:
Interest paid, net	1,589	1,342
Income taxes paid	4	2

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$567	$327
Restricted cash included in restricted cash and short-term investments	110	144
Total cash and restricted cash	$677	$471
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$—	$17,230	$(4,690)	$(6,947)	$5,593
Net income	—	—	—	85	85
Other comprehensive income, net	—	—	18	—	18
Share-based compensation expense	—	14	—	—	14
Balance at March 31, 2023	—	17,244	(4,672)	(6,862)	5,710
Net income	—	—	—	1,423	1,423
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	32	—	—	32
Balance at June 30, 2023	—	17,276	(4,655)	(5,439)	7,182
Net loss	—	—	—	(452)	(452)
Other comprehensive loss, net	—	—	(238)	—	(238)
Share-based compensation expense	—	28	—	—	28
Intercompany equity transfer	—	5	—	—	5
Balance at September 30, 2023	$—	$17,309	$(4,893)	$(5,891)	$6,525

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$—	$17,152	$(6,041)	$(7,285)	$3,826
Net loss	—	—	—	(1,578)	(1,578)
Other comprehensive income, net	—	—	26	—	26
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2022	—	17,175	(6,015)	(8,863)	2,297
Net income	—	—	—	521	521
Other comprehensive income, net	—	—	26	—	26
Share-based compensation expense	—	18	—	—	18
Balance at June 30, 2022	—	17,193	(5,989)	(8,342)	2,862
Net income	—	—	—	540	540
Other comprehensive income, net	—	—	28	—	28
Share-based compensation expense	—	18	—	—	18
Balance at September 30, 2022	$—	$17,211	$(5,961)	$(7,802)	$3,448
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
(b) Labor Relations
In May 2023, American and the Allied Pilots Association, the union representing American’s mainline pilots, reached an agreement in principle on a new collective bargaining agreement, which was ratified in August 2023. This four-year agreement provides wage rate increases, including an initial wage rate increase of 21% effective as of January 1, 2023, quality-of-life benefits and other benefit-related items. The additional compensation for the 2023 period prior to contract ratification as a result of the higher wage rates was recorded within salaries, wages and benefits in the condensed consolidated statements of operations in the second and third quarters of 2023. The agreement also included a provision for a one-time payment upon ratification. During the third quarter of 2023, one-time charges resulting from the ratification of this new agreement were recorded as mainline operating special items, net in the condensed consolidated statement of operations, including the one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million. The one-time payment and the additional compensation was principally paid in October 2023, with remaining payments expected to be paid in the first quarter of 2024.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Labor contract expenses (1)	$983	$—	$983	$—
Severance expenses	—	—	21	—
Fleet impairment (2)	—	—	—	149
Litigation reserve adjustments	—	37	—	37
Other operating special items, net	(34)	—	(42)	3
Mainline operating special items, net	949	37	962	189

Debt refinancing and extinguishment	42	—	76	—
Mark-to-market adjustments on equity investments, net (3)	59	(57)	70	32
Nonoperating special items, net	101	(57)	146	32

Income tax special items, net	—	—	—	(9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(1)Labor contract expenses relate to one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million.
(2)Fleet impairment included a non-cash impairment charge to write down the carrying value of American’s retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
(3)Mark-to-market adjustments on equity investments, net included unrealized gains and losses associated with certain equity investments.
3. Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Passenger revenue:
Passenger travel	$11,473	$11,536	$33,821	$30,150
Loyalty revenue - travel (1)	948	860	2,681	2,288
Total passenger revenue	12,421	12,396	36,502	32,438
Cargo	193	279	613	970
Other:
Loyalty revenue - marketing services	732	655	2,195	1,991
Other revenue	135	131	413	379
Total other revenue	867	786	2,608	2,370
Total operating revenues	$13,481	$13,461	$39,723	$35,778

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is American’s total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic	$8,616	$8,786	$25,848	$23,966
Latin America	1,490	1,596	5,045	4,357
Atlantic	2,056	1,901	4,875	3,848
Pacific	259	113	734	267
Total passenger revenue	$12,421	$12,396	$36,502	$32,438
American attributes passenger revenue by geographic region based upon the origin and destination of each flight segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Contract Balances
American’s significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future travel and non-air travel awards, reported as loyalty program liability on the condensed consolidated balance sheets and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on the condensed consolidated balance sheets.

	September 30, 2023	December 31, 2022
	(In millions)
Loyalty program liability	$9,325	$9,145
Air traffic liability	7,673	6,745
Total	$16,998	$15,890
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2022	$9,145
Deferral of revenue	2,900
Recognition of revenue (1)	(2,720)
Balance at September 30, 2023 (2)	$9,325

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of September 30, 2023, American’s current loyalty program liability was $3.5 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2023, $5.2 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2022. Substantially all tickets issued in 2022 and thereafter are no longer subject to change fees which provides more flexibility for customers to change travel plans. Given this new flexibility offered to its customers, American’s estimate of revenue that will be recognized from the air traffic liability for future flown or unused tickets may be subject to variability and differ from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2023	December 31, 2022
Secured
2013 Term Loan Facility, variable interest rate of 8.59%, installments through February 2028	$990	$1,752
2014 Term Loan Facility, variable interest rate of 7.32%, installments through January 2027	1,183	1,196
11.75% senior secured notes, interest only payments until due in July 2025	1,961	2,500
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
7.25% senior secured notes, interest only payments until due in February 2028	750	—
5.50% senior secured notes, installments through April 2026 (1)	3,209	3,500
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 10.34%, installments through April 2028 (1)	3,325	3,500
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.13%, averaging 3.65%, maturing from 2023 to 2034	8,005	9,175
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 8.92%, averaging 6.91%, maturing from 2023 to 2035	3,454	3,170
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	967	1,050
Total long-term debt	28,044	30,043
Less: Total unamortized debt discount, premium and issuance costs	347	364
Less: Current maturities	3,607	3,059
Long-term debt, net of current maturities	$24,090	$26,620

(1)Collectively referred to as the AAdvantage Financing.
As of September 30, 2023, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$736
2014 Revolving Facility	1,631
April 2016 Revolving Facility	446
Other short-term facility	55
Total	$2,868
American currently has $55 million of available borrowing base under a cargo receivables facility that is set to expire in December 2023. As a result of the below amendments to the 2013, 2014 and April 2016 Revolving Facilities, the aggregate commitments under these facilities will be $2.8 billion through October 11, 2024, and thereafter through October 13, 2026, such aggregate commitments will decrease to $2.2 billion.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2023 Financing Activities
2013 Credit Facilities
In February 2023, American and AAG refinanced approximately $1.8 billion in aggregate principal amount of term loans outstanding under the 2013 Term Loan Facility (the 2013 Term Loan Facility Refinancing) through the combination of (i) the issuance of $750 million in aggregate principal amount of 7.25% senior secured notes due 2028 and (ii) the entry into the Seventh Amendment to the 2013 Credit Agreement, pursuant to which the maturity of $1.0 billion in term loans under the 2013 Term Loan Facility was extended to February 2028 from June 2025. The Seventh Amendment also amended certain other terms of the 2013 Credit Agreement, including the interest rate and amortization schedule for the 2013 Term Loan Facility, the requirements for delivery of appraisals and certain covenants relating to dispositions of collateral. Additionally, the Seventh Amendment transitioned the benchmark interest rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR). As a result, the 2013 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.75% or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus the SOFR adjustment applicable to such interest period and an applicable margin of 2.75%.
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
7.25% Senior Secured Notes
On February 15, 2023, as part of the 2013 Term Loan Facility Refinancing, American issued $750 million aggregate principal amount of 7.25% senior secured notes due 2028 (the 7.25% Senior Secured Notes) in a private offering. The 7.25% Senior Secured Notes were issued at par and bear interest at a rate of 7.25% per annum (subject to increase if the collateral coverage ratio described below is not met). Interest on the 7.25% Senior Secured Notes is payable semiannually in arrears on February 15 and August 15 of each year, which began on August 15, 2023. The 7.25% Senior Secured Notes will mature on February 15, 2028. The obligations of American under the 7.25% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG. American used the proceeds from the offering of the 7.25% Senior Secured Notes, together with cash on hand, to repay a portion of the term loans then outstanding under the 2013 Term Loan Facility and to pay related fees and expenses.
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
Equipment Loans and Other Notes Payable Issued in 2023
During the first nine months of 2023, American entered into agreements under which it borrowed $663 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2032 through 2035 and bears interest at fixed and variable rates (comprised of SOFR plus an applicable margin) averaging 6.90% as of September 30, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Other Financing Activities
During the first nine months of 2023, American repurchased $539 million of secured notes in the open market.
5. Income Taxes
At December 31, 2022, American had approximately $16.1 billion of gross federal net operating losses (NOLs) and $3.5 billion of other carryforwards available to reduce future federal taxable income, of which $6.2 billion will expire beginning in 2025 if unused and $13.4 billion can be carried forward indefinitely. American is a member of AAG’s consolidated federal and certain state income tax returns. American also had approximately $5.9 billion of NOL carryforwards to reduce future state taxable income at December 31, 2022, which will expire in taxable years 2022 through 2042 if unused.
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
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2023.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2023
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$442	$442	$—	$—
Corporate obligations	5,880	—	5,880	—
Bank notes/certificates of deposit/time deposits	3,130	—	3,130	—
Repurchase agreements	550	—	550	—
	10,002	442	9,560	—
Restricted cash and short-term investments (1), (3)	925	480	445	—
Long-term investments (4)	174	174	—	—
Total	$11,101	$1,096	$10,005	$—

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
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$27,697	$27,236	$29,679	$28,453
7. Investments
To help expand American’s network and as part of its ongoing commitment to sustainability, American enters into various commercial relationships or other strategic partnerships, including equity investments, with other airlines and companies. American’s equity investments are reflected in other assets on its condensed consolidated balance sheets. American’s share of equity method investees’ financial results and changes in fair value are recorded in nonoperating other income (expense), net on the condensed consolidated statements of operations.
American’s equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$237	$222
China Southern Airlines	Fair Value	1.5%	1.5%	132	176
Other investments (1)	Various			184	212
Total				$553	$610

(1)Primarily includes American’s investment in JetSMART Holdings Limited, which is accounted for under the equity method, and American’s investments in GOL and Vertical, which are each accounted for at fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2023	2022	2023	2022
Service cost	$—	$1	$4	$3
Interest cost	187	139	12	7
Expected return on assets	(228)	(283)	(2)	(3)
Amortization of:
Prior service cost (benefit)	4	7	(3)	(3)
Unrecognized net loss (gain)	25	39	(10)	(6)
Net periodic benefit cost (income)	$(12)	$(97)	$1	$(2)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2023	2022	2023	2022
Service cost	$1	$2	$10	$11
Interest cost	564	414	36	22
Expected return on assets	(685)	(850)	(7)	(9)
Amortization of:
Prior service cost (benefit)	18	21	(10)	(10)
Unrecognized net loss (gain)	80	117	(27)	(19)
Net periodic benefit cost (income)	$(22)	$(296)	$2	$(5)
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
As of September 30, 2023, American remeasured its retiree medical and other postretirement benefits to account for enhanced retirement benefits provided to its mainline pilots pursuant to the new collective bargaining agreement ratified in August 2023. As a result, American increased its postretirement benefits obligation by $339 million, which was included as a component of prior service cost in accumulated other comprehensive loss.
During the first nine months of 2023, American made required contributions of $67 million to its defined benefit pension plans.
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2022	$(2,974)	$(6)	$(1,710)		$(4,690)
Other comprehensive income (loss) before reclassifications	(324)	1	73		(250)
Amounts reclassified from AOCI	61	—	(14)	(2)	47
Net current-period other comprehensive income (loss)	(263)	1	59		(203)
Balance at September 30, 2023	$(3,237)	$(5)	$(1,651)		$(4,893)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$1	$3	$6	$9	Nonoperating other income (expense), net
Actuarial loss	12	26	41	76	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$13	$29	$47	$85
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
Regional expenses for the three months ended September 30, 2023 and 2022 include $67 million and $68 million of depreciation and amortization, respectively, and $2 million and $1 million of aircraft rent, respectively. Regional expenses for the nine months ended September 30, 2023 and 2022 include $203 million and $201 million of depreciation and amortization, respectively, and $5 million and $4 million of aircraft rent, respectively.
During the three months ended September 30, 2023 and 2022, American recognized $153 million and $152 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2023 and 2022, American recognized $489 million and $462 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
11. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	September 30, 2023	December 31, 2022
AAG	$9,043	$8,692
AAG’s wholly-owned subsidiaries (1)	(2,104)	(2,104)
Total	$6,939	$6,588

(1)The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.
12. Legal Proceedings
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice, joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). The parties presented their respective cases in a bench trial that commenced on September 27, 2022. The parties presented closing arguments on November 18, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the NEA. Following written submissions by the parties and a hearing on July 26, 2023, the U.S. District Court for the District of Massachusetts entered a Final Judgment and Order Entering Permanent Injunction on July 28, 2023. The parties have complied and will continue to comply with the terms of the Final Judgment and Order Entering Permanent Injunction, including winding down activities related to the NEA. American filed a notice of appeal to the U.S. Court of Appeals for the First Circuit on September 25, 2023.
Private Party Antitrust Actions Related to the Northeast Alliance. On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. In March 2023, American filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, American, together with JetBlue, filed a motion to dismiss the third amended complaint, and that motion remains pending. American believes these lawsuits are without merit and is defending against them vigorously.
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
AAG’s Third Quarter 2023 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Passenger revenue	$12,421	$12,396	$25	0.2
Cargo revenue	193	279	(86)	(30.9)
Other operating revenue	868	787	81	10.4
Total operating revenues	13,482	13,462	20	0.1
Aircraft fuel and related taxes	3,209	3,847	(638)	(16.6)
Salaries, wages and benefits	3,974	3,384	590	17.4
Total operating expenses	13,705	12,532	1,173	9.4
Operating income (loss)	(223)	930	(1,153)	nm (2)
Pre-tax income (loss)	(690)	658	(1,348)	nm
Income tax provision (benefit)	(145)	175	(320)	nm
Net income (loss)	(545)	483	(1,028)	nm

Pre-tax income (loss) – GAAP	$(690)	$658	$(1,348)	nm
Adjusted for: pre-tax net special items (1)	1,052	(18)	1,070	nm
Pre-tax income excluding net special items	$362	$640	$(278)	(43.4)

(1)See “Reconciliation of GAAP to Non-GAAP Financial Measures” below and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Not meaningful or greater than 100% change.
Pre-Tax Income (Loss) and Net Income (Loss)
Pre-tax loss and net loss were $690 million and $545 million, respectively, in the third quarter of 2023. This compares to third quarter of 2022 pre-tax income and net income of $658 million and $483 million, respectively. The period-over-period decrease in our pre-tax income on a GAAP basis was principally driven by increased salaries, wages and benefits costs as a result of the ratification of a new collective bargaining agreement with our mainline pilots. The third quarter of 2023 also included $1.1 billion of pre-tax net special items, principally related to one-time charges resulting from the new agreement. These costs were offset in part by lower aircraft fuel expenses principally driven by a 22.0% decrease in the average price per gallon of aircraft fuel.
Excluding the effects of pre-tax net special items, pre-tax income was $362 million and $640 million in the third quarters of 2023 and 2022, respectively. The period-over-period decrease in our pre-tax income excluding pre-tax net special items was principally driven by increased salaries, wages and benefits costs, offset in part by lower aircraft fuel expenses, as described above.

In May 2023, American and the Allied Pilots Association, the union representing our mainline pilots, reached an agreement in principle on a new collective bargaining agreement, which was ratified in August 2023. This four-year agreement provides wage rate increases, including an initial wage rate increase of 21% effective as of January 1, 2023, quality-of-life benefits and other benefit-related items. The additional compensation for the 2023 period prior to contract ratification as a result of the higher wage rates was recorded within salaries, wages and benefits in the condensed consolidated statements of operations in the second and third quarters of 2023. The agreement also included a provision for a one-time payment upon ratification. During the third quarter of 2023, one-time charges resulting from the ratification of this new agreement were recorded as mainline operating special items, net in the condensed consolidated statement of operations, including the one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million. The one-time payment and the additional compensation was principally paid in October 2023, with remaining payments expected to be paid in the first quarter of 2024.
Revenue
In the third quarter of 2023, we reported total operating revenues of $13.5 billion and total passenger revenue of $12.4 billion. These revenues remained flat as compared to the third quarter of 2022. Continued strength in demand for air travel in the third quarter of 2023 resulted in a 5.2% increase in revenue passenger miles (RPMs), offset in part by a 4.8% decrease in passenger yield.
Cargo revenue decreased $86 million, or 30.9%, in the third quarter of 2023 from the third quarter of 2022 primarily due to a 32.6% decrease in cargo yield driven by increased air freight capacity.
Other operating revenue increased $81 million, or 10.4%, in the third quarter of 2023 from the third quarter of 2022, driven primarily by higher revenue associated with our loyalty program.
Our total revenue per available seat mile (TRASM) was 18.40 cents in the third quarter of 2023, a 6.3% decrease as compared to 19.63 cents in the third quarter of 2022.
Fuel
Aircraft fuel expense was $3.2 billion in the third quarter of 2023, which was $638 million, or 16.6%, lower as compared to the third quarter of 2022. This decrease was primarily due to a 22.0% decrease in the average price per gallon of aircraft fuel including related taxes to $2.91 in the third quarter of 2023 from $3.73 in the third quarter of 2022, offset in part by a 6.9% increase in gallons of fuel consumed due to increased capacity.
As of September 30, 2023, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel.
Our 2023 third quarter total operating cost per available seat mile (CASM) was 18.70 cents, an increase of 2.3% from 18.28 cents in the third quarter of 2022. This increase was primarily driven by costs associated with the ratification of a new collective bargaining agreement with our mainline pilots, offset in part by lower aircraft fuel expenses, as described above.
Our 2023 third quarter CASM excluding net special items and fuel was 13.02 cents, an increase of 3.3% from 12.61 cents in the third quarter of 2022, which was primarily driven by costs associated with the ratification of a new collective bargaining agreement with our mainline pilots, as described above.
For a reconciliation of CASM to CASM excluding net special items and fuel, see “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Liquidity
As of September 30, 2023, we had $13.5 billion in total available liquidity, consisting of $10.6 billion in unrestricted cash and short-term investments, and $2.9 billion in total undrawn capacity under revolving credit and other short-term facilities.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$(690)	$658	$1,089	$(824)
Pre-tax net special items (1):
Mainline operating special items, net	949	37	962	189
Regional operating special items, net	2	2	8	2
Nonoperating special items, net	101	(57)	146	34
Total pre-tax net special items	1,052	(18)	1,116	225
Pre-tax income (loss) excluding net special items	$362	$640	$2,205	$(599)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$13,705	$12,532	$37,348	$35,558
Operating net special items (1):
Mainline operating special items, net	(949)	(37)	(962)	(189)
Regional operating special items, net	(2)	(2)	(8)	(2)
Aircraft fuel and related taxes	(3,209)	(3,847)	(9,098)	(10,369)
Total operating expenses, excluding net special items and fuel	$9,545	$8,646	$27,280	$24,998

Total available seat miles (ASM)	73,285	68,567	207,950	194,264
(In cents)
CASM	18.70	18.28	17.96	18.30
Operating net special items per ASM (1):
Mainline operating special items, net	(1.29)	(0.05)	(0.46)	(0.10)
Regional operating special items, net	—	—	—	—
Aircraft fuel and related taxes per ASM	(4.38)	(5.61)	(4.38)	(5.34)
CASM, excluding net special items and fuel	13.02	12.61	13.12	12.87

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and nine months ended September 30, 2023 and 2022. Amounts may not recalculate due to rounding.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022		2023	2022
Revenue passenger miles (millions) (a)	61,561	58,499	5.2%	173,595	160,305	8.3%
Available seat miles (millions) (b)	73,285	68,567	6.9%	207,950	194,264	7.0%
Passenger load factor (percent) (c)	84.0	85.3	(1.3)pts	83.5	82.5	1.0pts
Yield (cents) (d)	20.18	21.19	(4.8)%	21.03	20.23	3.9%
Passenger revenue per available seat mile (cents) (e)	16.95	18.08	(6.3)%	17.55	16.70	5.1%
Total revenue per available seat mile (cents) (f)	18.40	19.63	(6.3)%	19.10	18.42	3.7%
Fuel consumption (gallons in millions)	1,102	1,031	6.9%	3,107	2,922	6.3%
Average aircraft fuel price including related taxes (dollars per gallon)	2.91	3.73	(22.0)%	2.93	3.55	(17.5)%
Total operating cost per available seat mile (cents) (g)	18.70	18.28	2.3%	17.96	18.30	(1.9)%
Aircraft at end of period (h)	1,499	1,461	2.6%	1,499	1,461	2.6%
Full-time equivalent employees at end of period	132,800	129,700	2.4%	132,800	129,700	2.4%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above are one Boeing 737-800 mainline aircraft and 75 regional aircraft that were in temporary storage as of September 30, 2023 as follows: 54 Embraer 145, 11 Bombardier CRJ 700, five Embraer 170 and five Bombardier CRJ 900.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Operating Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Passenger	$12,421	$12,396	$25	0.2
Cargo	193	279	(86)	(30.9)
Other	868	787	81	10.4
Total operating revenues	$13,482	$13,462	$20	0.1
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended September 30, 2022
	Three Months Ended September 30, 2023	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$12,421	5.2%	6.9%	(1.3)pts	(4.8)%	(6.3)%
Passenger revenue remained flat in the third quarter of 2023 from the third quarter of 2022. Continued strength in demand for air travel resulted in a 5.2% increase in RPMs, offset in part by a 4.8% decrease in passenger yield.
Cargo revenue decreased $86 million, or 30.9%, in the third quarter of 2023 from the third quarter of 2022 primarily due to a 32.6% decrease in cargo yield driven by increased air freight capacity.
Other operating revenue increased $81 million, or 10.4%, in the third quarter of 2023 from the third quarter of 2022, driven primarily by higher revenue associated with our loyalty program. During the three months ended September 30, 2023 and 2022, cash payments from co-branded credit card and other partners were $1.3 billion and $1.0 billion, respectively.
Total operating revenues remained flat in the third quarter of 2023 from the third quarter of 2022. Our TRASM was 18.40 cents in the third quarter of 2023, a 6.3% decrease as compared to 19.63 cents in the third quarter of 2022.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,209	$3,847	$(638)	(16.6)
Salaries, wages and benefits	3,974	3,384	590	17.4
Regional expenses	1,168	1,174	(6)	(0.5)
Maintenance, materials and repairs	870	685	185	26.9
Other rent and landing fees	745	710	35	5.0
Aircraft rent	342	347	(5)	(1.4)
Selling expenses	430	495	(65)	(13.2)
Depreciation and amortization	487	491	(4)	(0.8)
Mainline operating special items, net	949	37	912	nm
Other	1,531	1,362	169	12.5
Total operating expenses	$13,705	$12,532	$1,173	9.4

Significant changes in the components of our total operating expenses are as follows:
Aircraft fuel and related taxes decreased $638 million, or 16.6%, in the third quarter of 2023 from the third quarter of 2022 primarily due to a 22.0% decrease in the average price per gallon of aircraft fuel including related taxes to $2.91 in the third quarter of 2023 from $3.73 in the third quarter of 2022, offset in part by a 6.9% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $590 million, or 17.4%, in the third quarter of 2023 from the third quarter of 2022 primarily driven by higher wage rates associated with the ratification of a new collective bargaining agreement with our mainline pilots. This increase includes additional compensation for the period from January 2023 through April 2023 to reflect the higher mainline pilot wage rates effective as of January 1, 2023.
Maintenance, materials and repairs increased $185 million, or 26.9%, in the third quarter of 2023 from the third quarter of 2022 primarily due to increased costs for engine overhauls and airframe heavy checks driven by higher volume, cost of materials and flight hours.
Other rent and landing fees increased $35 million, or 5.0%, in the third quarter of 2023 from the third quarter of 2022 primarily due to rate increases at certain airports, incremental engine leases and higher landing fees.
Selling expenses decreased $65 million, or 13.2%, in the third quarter of 2023 from the third quarter of 2022 primarily due to a decrease in commissions expense.
Other operating expenses increased $169 million, or 12.5%, in the third quarter of 2023 from the third quarter of 2022 primarily driven by the increase in flight operations, including increased costs for aircraft food and catering, ground handling, crew travel and airport lounge operations, as well as certain general and administrative expenses.
Operating Special Items, Net

	Three Months Ended September 30,
	2023	2022
	(In millions)
Labor contract expenses (1)	$983	$—
Litigation reserve adjustments	—	37
Other operating special items, net	(34)	—
Mainline operating special items, net	949	37
Regional operating special items, net	2	2
Operating special items, net	$951	$39

(1)Labor contract expenses relate to one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Interest income	$168	$70	$98	nm
Interest expense, net	(537)	(499)	(38)	7.8
Other income (expense), net	(98)	157	(255)	nm
Total nonoperating expense, net	$(467)	$(272)	$(195)	71.9
Interest income increased $98 million in the third quarter of 2023 from the third quarter of 2022 primarily as a result of higher returns on our short-term investments. Interest expense, net increased $38 million, or 7.8%, in the third quarter of 2023 from the third quarter of 2022 primarily due to higher interest rates on our variable-rate debt instruments, offset in part by debt repayments.

In the third quarter of 2023, other nonoperating expense, net primarily included $101 million of net special charges principally associated with mark-to-market net unrealized losses associated with certain equity investments and debt extinguishments, offset in part by $16 million of non-service related pension and other postretirement benefit plan income.
In the third quarter of 2022, other nonoperating income, net primarily included $103 million of non-service related pension and other postretirement benefit plan income and $57 million of net special credits for mark-to-market net unrealized gains associated with certain equity investments.
The decrease in non-service related pension and other postretirement benefit plan income in the third quarter of 2023 as compared to the third quarter of 2022 is principally due to an increase in interest cost for the pension and other postretirement benefit obligations driven by higher discount rates and a decrease in expected return on pension plan assets from a reduction in plan assets.
Income Taxes
In the third quarter of 2023, we recorded an income tax benefit of $145 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Passenger	$36,502	$32,438	$4,064	12.5
Cargo	613	970	(357)	(36.8)
Other	2,611	2,375	236	10.0
Total operating revenues	$39,726	$35,783	$3,943	11.0
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase vs. Nine Months Ended September 30, 2022
	Nine Months Ended September 30, 2023	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$36,502	8.3%	7.0%	1.0pts	3.9%	5.1%
Passenger revenue increased $4.1 billion, or 12.5%, in the first nine months of 2023 from the first nine months of 2022 primarily due to continued strength in demand for air travel, resulting in an 8.3% increase in RPMs, a 3.9% increase in passenger yield and an 83.5% load factor in the first nine months of 2023.
Cargo revenue decreased $357 million, or 36.8%, in the first nine months of 2023 from the first nine months of 2022 primarily due to a 28.6% decrease in cargo yield and an 11.6% decrease in cargo ton miles driven by lower demand and increased air freight capacity.
Other operating revenue increased $236 million, or 10.0%, in the first nine months of 2023 from the first nine months of 2022, driven primarily by higher revenue associated with our loyalty program. During the nine months ended September 30, 2023 and 2022, cash payments from co-branded credit card and other partners were $4.0 billion and $3.4 billion, respectively.
Total operating revenues in the first nine months of 2023 increased $3.9 billion, or 11.0%, from the first nine months of 2022, driven primarily by the increase in passenger revenue as described above. Our TRASM increased 3.7% to 19.10 cents in the first nine months of 2023 from 18.42 cents in the first nine months of 2022.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$9,098	$10,369	$(1,271)	(12.3)
Salaries, wages and benefits	10,891	9,773	1,118	11.4
Regional expenses	3,463	3,298	165	5.0
Maintenance, materials and repairs	2,389	1,949	440	22.6
Other rent and landing fees	2,214	2,081	133	6.4
Aircraft rent	1,031	1,045	(14)	(1.4)
Selling expenses	1,357	1,331	26	1.9
Depreciation and amortization	1,456	1,486	(30)	(2.0)
Mainline operating special items, net	962	189	773	nm
Other	4,487	4,037	450	11.1
Total operating expenses	$37,348	$35,558	$1,790	5.0
Significant changes in the components of our total operating expenses are as follows:
Aircraft fuel and related taxes decreased $1.3 billion, or 12.3%, in the first nine months of 2023 from the first nine months of 2022 primarily due to a 17.5% decrease in the average price per gallon of aircraft fuel including related taxes to $2.93 in the first nine months of 2023 from $3.55 in the first nine months of 2022, offset in part by a 6.3% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.1 billion, or 11.4%, in the first nine months of 2023 from the first nine months of 2022 primarily driven by higher wage rates associated with the ratification of a new collective bargaining agreement with our mainline pilots and higher profit sharing program accruals as a result of increased profitability.
Regional expenses increased $165 million, or 5.0%, in the first nine months of 2023 from the first nine months of 2022 primarily due to pay rate increases at our wholly-owned regional carriers effective in the second and third quarters of 2022.
Maintenance, materials and repairs increased $440 million, or 22.6%, in the first nine months of 2023 from the first nine months of 2022 primarily due to increased costs for engine overhauls and airframe heavy checks driven by higher volume, flight hours and cost of materials.
Other rent and landing fees increased $133 million, or 6.4%, in the first nine months of 2023 from the first nine months of 2022 primarily due to rate increases at certain airports, incremental engine leases and higher landing fees.
Selling expenses increased $26 million, or 1.9%, in the first nine months of 2023 from the first nine months of 2022 primarily due to higher credit card fees driven by the overall increase in passenger revenues, offset in part by a decrease in commissions expense.
Other operating expenses increased $450 million, or 11.1%, in the first nine months of 2023 from the first nine months of 2022 primarily driven by the increase in flight operations, including increased costs for aircraft food and catering, crew travel, airport lounge operations and ground handling, as well as certain general and administrative expenses.

Operating Special Items, Net

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Labor contract expenses (1)	$983	$—
Severance expenses	21	—
Fleet impairment (2)	—	149
Litigation reserve adjustments	—	37
Other operating special items, net	(42)	3
Mainline operating special items, net	962	189
Regional operating special items, net	8	2
Operating special items, net	$970	$191

(1)Labor contract expenses relate to one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million.
(2)Fleet impairment included a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Interest income	$456	$107	$349	nm
Interest expense, net	(1,626)	(1,430)	(196)	13.7
Other income (expense), net	(119)	274	(393)	nm
Total nonoperating expense, net	$(1,289)	$(1,049)	$(240)	22.8
Interest income increased $349 million in the first nine months of 2023 from the first nine months of 2022 primarily as a result of higher returns on our short-term investments. Interest expense, net increased $196 million, or 13.7%, in the first nine months of 2023 from the first nine months of 2022 primarily due to higher interest rates on our variable-rate debt instruments, offset in part by debt repayments.
In the first nine months of 2023, other nonoperating expense, net primarily included $146 million of net special charges principally associated with debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $32 million of non-service related pension and other postretirement benefit plan income.
In the first nine months of 2022, other nonoperating income, net primarily included $315 million of non-service related pension and other postretirement benefit plan income, offset in part by $34 million of net special charges principally for mark-to-market net unrealized losses associated with certain equity investments.
The decrease in non-service related pension and other postretirement benefit plan income in the first nine months of 2023 as compared to the first nine months of 2022 is principally due to an increase in interest cost for the pension and other postretirement benefit obligations driven by higher discount rates and a decrease in expected return on pension plan assets from a reduction in plan assets.

Income Taxes
In the first nine months of 2023, we recorded an income tax provision of $286 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Operating Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Passenger	$12,421	$12,396	$25	0.2
Cargo	193	279	(86)	(30.9)
Other	867	786	81	10.3
Total operating revenues	$13,481	$13,461	$20	0.1
Passenger revenue remained flat in the third quarter of 2023 from the third quarter of 2022. Continued strength in demand for air travel resulted in an increase in RPMs, offset in part by a decrease in passenger yield.
Cargo revenue decreased $86 million, or 30.9%, in the third quarter of 2023 from the third quarter of 2022 primarily due to a decrease in cargo yield driven by increased air freight capacity.
Other operating revenue increased $81 million, or 10.3%, in the third quarter of 2023 from the third quarter of 2022, driven primarily by higher revenue associated with American’s loyalty program. During the three months ended September 30, 2023 and 2022, cash payments from co-branded credit card and other partners were $1.3 billion and $1.0 billion, respectively.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,209	$3,847	$(638)	(16.6)
Salaries, wages and benefits	3,972	3,382	590	17.4
Regional expenses	1,149	1,172	(23)	(2.0)
Maintenance, materials and repairs	870	685	185	26.9
Other rent and landing fees	745	710	35	5.0
Aircraft rent	342	347	(5)	(1.4)
Selling expenses	430	495	(65)	(13.2)
Depreciation and amortization	484	488	(4)	(0.8)
Mainline operating special items, net	949	37	912	nm
Other	1,533	1,363	170	12.5
Total operating expenses	$13,683	$12,526	$1,157	9.2
Significant changes in the components of American’s total operating expenses are as follows:
Aircraft fuel and related taxes decreased $638 million, or 16.6%, in the third quarter of 2023 from the third quarter of 2022 primarily due to a 22.0% decrease in the average price per gallon of aircraft fuel including related taxes to $2.91 in the third quarter of 2023 from $3.73 in the third quarter of 2022, offset in part by a 6.9% increase in gallons of fuel consumed due to increased capacity.

Salaries, wages and benefits increased $590 million, or 17.4%, in the third quarter of 2023 from the third quarter of 2022 primarily driven by higher wage rates associated with the ratification of a new collective bargaining agreement with American’s mainline pilots. This increase includes additional compensation for the period from January 2023 through April 2023 to reflect the higher mainline pilot wage rates effective as of January 1, 2023.
Maintenance, materials and repairs increased $185 million, or 26.9%, in the third quarter of 2023 from the third quarter of 2022 primarily due to increased costs for engine overhauls and airframe heavy checks driven by higher volume, cost of materials and flight hours.
Other rent and landing fees increased $35 million, or 5.0%, in the third quarter of 2023 from the third quarter of 2022 primarily due to rate increases at certain airports, incremental engine leases and higher landing fees.
Selling expenses decreased $65 million, or 13.2%, in the third quarter of 2023 from the third quarter of 2022 primarily due to a decrease in commissions expense.
Other operating expenses increased $170 million, or 12.5%, in the third quarter of 2023 from the third quarter of 2022 primarily driven by the increase in flight operations, including increased costs for aircraft food and catering, ground handling, crew travel and airport lounge operations, as well as certain general and administrative expenses.
Operating Special Items, Net

	Three Months Ended September 30,
	2023	2022
	(In millions)
Labor contract expenses (1)	$983	$—
Litigation reserve adjustments	—	37
Other operating special items, net	(34)	—
Mainline operating special items, net	$949	$37

(1)Labor contract expenses relate to one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Interest income	$297	$111	$186	nm
Interest expense, net	(555)	(482)	(73)	15.3
Other income (expense), net	(99)	156	(255)	nm
Total nonoperating expense, net	$(357)	$(215)	$(142)	65.9
Interest income increased $186 million in the third quarter of 2023 from the third quarter of 2022 primarily as a result of higher returns on American’s short-term investments and related party receivables from AAG. Interest expense, net increased $73 million, or 15.3%, in the third quarter of 2023 from the third quarter of 2022 primarily due to higher interest rates on American’s variable-rate debt instruments and related party payables from AAG’s wholly-owned subsidiaries, offset in part by debt repayments.
In the third quarter of 2023, other nonoperating expense, net primarily included $101 million of net special charges principally associated with mark-to-market net unrealized losses associated with certain equity investments and debt extinguishments, offset in part by $15 million of non-service related pension and other postretirement benefit plan income.
In the third quarter of 2022, other nonoperating income, net primarily included $103 million of non-service related pension and other postretirement benefit plan income and $57 million of net special credits for mark-to-market net unrealized gains associated with certain equity investments.

The decrease in non-service related pension and other postretirement benefit plan income in the third quarter of 2023 as compared to the third quarter of 2022 is principally due to an increase in interest cost for the pension and other postretirement benefit obligations driven by higher discount rates and a decrease in expected return on pension plan assets from a reduction in plan assets.
Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the third quarter of 2023, American recorded an income tax benefit of $107 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Passenger	$36,502	$32,438	$4,064	12.5
Cargo	613	970	(357)	(36.8)
Other	2,608	2,370	238	10.0
Total operating revenues	$39,723	$35,778	$3,945	11.0
Passenger revenue increased $4.1 billion, or 12.5%, in the first nine months of 2023 from the first nine months of 2022 primarily due to continued strength in demand for air travel, resulting in an increase in RPMs, passenger yield and load factor in the first nine months of 2023.
Cargo revenue decreased $357 million, or 36.8%, in the first nine months of 2023 from the first nine months of 2022 primarily due to decreases in cargo yield and cargo ton miles driven by lower demand and increased air freight capacity.
Other operating revenue increased $238 million, or 10.0%, in the first nine months of 2023 from the first nine months of 2022, driven primarily by higher revenue associated with American’s loyalty program. During the nine months ended September 30, 2023 and 2022, cash payments from co-branded credit card and other partners were $4.0 billion and $3.4 billion, respectively.
Total operating revenues in the first nine months of 2023 increased $3.9 billion, or 11.0%, from the first nine months of 2022, driven primarily by the increase in passenger revenue as described above.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$9,098	$10,369	$(1,271)	(12.3)
Salaries, wages and benefits	10,885	9,768	1,117	11.4
Regional expenses	3,442	3,253	189	5.8
Maintenance, materials and repairs	2,389	1,949	440	22.6
Other rent and landing fees	2,214	2,081	133	6.4
Aircraft rent	1,031	1,045	(14)	(1.4)
Selling expenses	1,357	1,331	26	1.9
Depreciation and amortization	1,449	1,480	(31)	(2.1)
Mainline operating special items, net	962	189	773	nm
Other	4,488	4,039	449	11.1
Total operating expenses	$37,315	$35,504	$1,811	5.1
Significant changes in the components of American’s total operating expenses are as follows:
Aircraft fuel and related taxes decreased $1.3 billion, or 12.3%, in the first nine months of 2023 from the first nine months of 2022 primarily due to a 17.5% decrease in the average price per gallon of aircraft fuel including related taxes to $2.93 in the first nine months of 2023 from $3.55 in the first nine months of 2022, offset in part by a 6.3% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.1 billion, or 11.4%, in the first nine months of 2023 from the first nine months of 2022 primarily driven by higher wage rates associated with the ratification of a new collective bargaining agreement with American’s mainline pilots and higher profit sharing program accruals as a result of increased profitability.
Regional expenses increased $189 million, or 5.8%, in the first nine months of 2023 from the first nine months of 2022 primarily due to pay rate increases at American’s regional carriers effective in the second and third quarters of 2022.
Maintenance, materials and repairs increased $440 million, or 22.6%, in the first nine months of 2023 from the first nine months of 2022 primarily due to increased costs for engine overhauls and airframe heavy checks driven by higher volume, flight hours and cost of materials.
Other rent and landing fees increased $133 million, or 6.4%, in the first nine months of 2023 from the first nine months of 2022 primarily due to rate increases at certain airports, incremental engine leases and higher landing fees.
Selling expenses increased $26 million, or 1.9%, in the first nine months of 2023 from the first nine months of 2022 primarily due to higher credit card fees driven by the overall increase in passenger revenues, offset in part by a decrease in commissions expense.
Other operating expenses increased $449 million, or 11.1%, in the first nine months of 2023 from the first nine months of 2022 primarily driven by the increase in flight operations, including increased costs for aircraft food and catering, crew travel, airport lounge operations and ground handling, as well as certain general and administrative expenses.

Operating Special Items, Net

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Labor contract expenses (1)	$983	$—
Severance expenses	21	—
Fleet impairment (2)	—	149
Litigation reserve adjustments	—	37
Other operating special items, net	(42)	3
Mainline operating special items, net	$962	$189

(1)Labor contract expenses relate to one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million.
(2)Fleet impairment included a non-cash impairment charge to write down the carrying value of American’s retired Airbus A330 fleet to the estimated fair value due to the market conditions for certain used aircraft. American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
	(In millions, except percentage changes)
Interest income	$810	$162	$648	nm
Interest expense, net	(1,668)	(1,342)	(326)	24.2
Other income (expense), net	(119)	274	(393)	nm
Total nonoperating expense, net	$(977)	$(906)	$(71)	7.8
Interest income increased $648 million in the first nine months of 2023 from the first nine months of 2022 primarily as a result of higher returns on American’s short-term investments and related party receivables from AAG. Interest expense, net increased $326 million, or 24.2%, in the first nine months of 2023 from the first nine months of 2022 primarily due to higher interest rates on American’s variable-rate debt instruments and related party payables from AAG’s wholly-owned subsidiaries, offset in part by debt repayments.
In the first nine months of 2023, other nonoperating expense, net primarily included $146 million of net special charges principally associated with debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $31 million of non-service related pension and other postretirement benefit plan income.
In the first nine months of 2022, other nonoperating income, net primarily included $314 million of non-service related pension and other postretirement benefit plan income, offset in part by $32 million of net special charges principally for mark-to-market net unrealized losses associated with certain equity investments.
The decrease in non-service related pension and other postretirement benefit plan income in the first nine months of 2023 as compared to the first nine months of 2022 is principally due to an increase in interest cost for the pension and other postretirement benefit obligations driven by higher discount rates and a decrease in expected return on pension plan assets from a reduction in plan assets.

Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the first nine months of 2023, American recorded an income tax provision of $375 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At September 30, 2023, AAG had $13.5 billion in total available liquidity and $925 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Cash	$577	$440	$567	$429
Short-term investments	10,005	8,525	10,002	8,523
Undrawn facilities	2,868	3,033	2,868	3,033
Total available liquidity	$13,450	$11,998	$13,437	$11,985
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
Certain Covenants
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. Our debt agreements also contain customary change of control provisions, which may require us to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Additionally, certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV), collateral coverage or peak debt service coverage ratio covenants and certain agreements require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV, collateral coverage or peak debt service coverage ratio exceeds or falls below a specified threshold, as the case may be, we will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing LTV, collateral coverage and peak debt service coverage tests. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our 5.50% senior secured notes due 2026, 5.75% senior secured notes due 2029 and AAdvantage Term Loan Facility (collectively, the AAdvantage Financing) contains a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing.

Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $5.2 billion and $2.3 billion for the first nine months of 2023 and 2022, respectively, a $2.8 billion period-over-period increase due to a return to profitability and net increases in working capital. As a result of the ratification of a new collective bargaining agreement with our mainline pilots, as of September 30, 2023, we recorded accruals for additional compensation for the 2023 period prior to contract ratification to reflect the higher wage rates effective as of January 1, 2023, a one-time payment, as well as adjustments to other benefit-related items. The one-time payment and the additional compensation was principally paid in October 2023, with remaining payments expected to be paid in the first quarter of 2024.
Investing Activities
Our net cash used in investing activities was $2.7 billion and $916 million for the first nine months of 2023 and 2022, respectively.
Our principal investing activities in the first nine months of 2023 included $1.8 billion of capital expenditures, which primarily related to the purchase of 11 Boeing 737 MAX aircraft, six Embraer 175 aircraft, three used Bombardier CRJ 900 aircraft, two Airbus A321neo aircraft and 22 spare engines. Additionally, we had $1.5 billion in net purchases of short-term investments. These cash outflows were offset in part by $219 million of proceeds from sale-leaseback transactions and sale of property and equipment.
Our principal investing activities in the first nine months of 2022 included $1.9 billion of capital expenditures, which primarily related to the purchase of 17 Airbus A321neo aircraft and 12 spare engines. We also purchased $205 million of equity investments, principally related to our investment in GOL Linhas Aéreas Inteligentes S.A. (GOL).
Financing Activities
Our net cash used in financing activities was $2.4 billion and $1.3 billion for the first nine months of 2023 and 2022, respectively.
Our principal financing activities in the first nine months of 2023 included $2.3 billion in net repayments of debt and finance lease obligations primarily due to scheduled debt repayments. We refinanced approximately $1.8 billion in aggregate principal amount of term loans outstanding under the 2013 Term Loan Facility by extending the maturity of $1.0 billion in term loans under the 2013 Term Loan Facility and issuing $750 million in aggregate principal amount of the 7.25% Senior Secured Notes. In addition, we borrowed $663 million in connection with the financing of certain aircraft and repurchased $552 million of secured and unsecured notes in the open market.
Our principal financing activities in the first nine months of 2022 included $2.0 billion in repayments of debt and finance lease obligations, consisting of $1.7 billion in scheduled debt repayments including the repayment of $401 million in connection with the maturity of our 5.000% unsecured notes, and the repurchase of $349 million of unsecured notes in the open market. These cash outflows were offset in part by $699 million of long-term debt proceeds from the issuance of equipment notes related to enhanced equipment trust certificates (EETCs).
American
Operating Activities
American’s net cash provided by operating activities was $5.1 billion and $1.5 billion for the first nine months of 2023 and 2022, respectively, a $3.6 billion period-over-period increase due to a return to profitability and net increases in working capital. As a result of the ratification of a new collective bargaining agreement with American’s mainline pilots, as of September 30, 2023, American recorded accruals for additional compensation for the 2023 period prior to contract ratification to reflect the higher wage rates effective as of January 1, 2023, a one-time payment, as well as adjustments to other benefit-related items. The one-time payment and the additional compensation was principally paid in October 2023, with remaining payments expected to be paid in the first quarter of 2024.
Investing Activities
American’s net cash used in investing activities was $2.6 billion and $874 million for the first nine months of 2023 and 2022, respectively.

American’s principal investing activities in the first nine months of 2023 included $1.7 billion of capital expenditures, which primarily related to the purchase of 11 Boeing 737 MAX aircraft, six Embraer 175 aircraft, three used Bombardier CRJ 900 aircraft, two Airbus A321neo aircraft and 22 spare engines. Additionally, American had $1.5 billion in net purchases of short-term investments. These cash outflows were offset in part by $219 million of proceeds from sale-leaseback transactions and sale of property and equipment.
American’s principal investing activities in the first nine months of 2022 included $1.8 billion of capital expenditures, which primarily related to the purchase of 17 Airbus A321neo aircraft and 12 spare engines. American also purchased $205 million of equity investments, principally related to its investment in GOL.
Financing Activities
American’s net cash used in financing activities was $2.4 billion and $570 million for the first nine months of 2023 and 2022, respectively.
American’s principal financing activities in the first nine months of 2023 included $2.3 billion in net repayments of debt and finance lease obligations primarily due to scheduled debt repayments. American refinanced approximately $1.8 billion in aggregate principal amount of term loans outstanding under the 2013 Term Loan Facility by extending the maturity of $1.0 billion in term loans under the 2013 Term Loan Facility and issuing $750 million in aggregate principal amount of the 7.25% Senior Secured Notes. In addition, American borrowed $663 million in connection with the financing of certain aircraft and repurchased $539 million of secured notes in the open market.
American’s principal financing activities in the first nine months of 2022 included $1.3 billion in repayments of debt and finance lease obligations, offset in part by $699 million of long-term debt proceeds from the issuance of equipment notes related to EETCs.
Commitments
Significant Indebtedness
As of September 30, 2023, AAG had $33.3 billion in long-term debt, including current maturities of $3.6 billion. As of September 30, 2023, American had $28.0 billion in long-term debt, including current maturities of $3.6 billion. All material changes in our significant indebtedness since our 2022 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of September 30, 2023, we had definitive purchase agreements for the acquisition of the following new aircraft (1):

	Remainder of 2023	2024	2025	2026	2027	2028 and Thereafter	Total
Airbus
A320neo Family	—	3	21	35	5	—	64
Boeing
737 MAX Family	4	25	30	21	—	—	80
787 Family (2)	—	7	4	4	5	10	30
Embraer
175 (3)	1	10	—	—	—	—	11
Total	5	45	55	60	10	10	185

(1)Delivery schedule represents our best estimate as of the date of this report as described in footnote (d) to the “Contractual Obligations” table below. Actual delivery dates are subject to change, which could be material, based on various potential factors including production delays by the manufacturer and regulatory concerns.
(2)In August 2023, we restructured the delivery stream of the Boeing 787-9 aircraft we have on order through the end of this decade, shifting certain of these deliveries to later years. The table above and the “Contractual Obligations” table below reflect this revised schedule.

(3)In October 2023, we entered into a purchase agreement with Embraer to purchase an additional four aircraft. The table above and the “Contractual Obligations” table below reflect this agreement.
In addition, we have committed to purchase ten used Airbus A321neo aircraft which are scheduled to be delivered through January 2024 and four used Bombardier CRJ 900 aircraft which are scheduled to be delivered in the fourth quarter of 2023. We also have agreements for 50 spare engines to be delivered in the fourth quarter of 2023 and beyond. The “Contractual Obligations” table below reflects these commitments.
We currently have financing commitments in place for all Boeing 737 MAX Family aircraft on order and scheduled to be delivered in the remainder of 2023. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions including, in some cases, on our acquisition of the aircraft by a certain date and (2) the performance by the relevant financing counterparty of its obligations thereunder. We do not have financing commitments in place for any aircraft scheduled to be delivered in 2024 and beyond, except for five Boeing 787 Family aircraft and four Boeing 737 MAX Family aircraft scheduled to be delivered in 2024.
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
Labor Contracts
On August 21, 2023, a new four-year collective bargaining agreement was ratified between American and the Allied Pilots Association. The new agreement will significantly increase the cost of providing compensation and benefits to our mainline pilots.

Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of September 30, 2023 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	Remainder of 2023	2024	2025	2026	2027	2028 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$956	$3,575	$5,623	$4,540	$4,576	$8,774	$28,044
Interest obligations (b), (c)	364	1,751	1,460	918	597	695	5,785
Finance lease obligations	79	152	142	116	73	121	683
Aircraft and engine purchase commitments (d)	625	2,412	3,471	3,601	1,120	1,474	12,703
Operating lease commitments	496	1,822	1,533	1,260	1,063	4,841	11,015
Regional capacity purchase agreements (e)	591	2,096	1,998	1,367	995	1,443	8,490
Minimum pension obligations (f)	—	301	328	385	305	603	1,922
Retiree medical and other postretirement benefits	22	120	123	126	124	549	1,064
Other purchase obligations (g)	1,851	4,760	1,769	1,340	150	966	10,836
Total American Contractual Obligations	4,984	16,989	16,447	13,653	9,003	19,466	80,542

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	—	1,487	—	—	3,746	5,233
Interest obligations (b)	—	121	153	183	224	693	1,374
Finance lease obligations	—	10	—	—	—	—	10
Operating lease commitments	6	16	11	10	5	28	76
Minimum pension obligations (f)	1	2	2	2	2	8	17
Total AAG Contractual Obligations	$4,991	$17,138	$18,100	$13,848	$9,234	$23,941	$87,252

(a)Amounts represent contractual amounts due. Excludes $347 million and $15 million of unamortized debt discount, premium and issuance costs as of September 30, 2023 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at September 30, 2023.
(c)Includes $8.0 billion of future principal payments and $1.1 billion of future interest payments as of September 30, 2023, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
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
(f)Represents minimum pension contributions based on actuarially determined estimates as of December 31, 2022 and is based on estimated payments through 2032. During the first nine months of 2023, we made required contributions of $68 million to our defined benefit pension plans.
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
Aircraft Fuel
As of September 30, 2023, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2023 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2023 annual fuel expense by approximately $40 million.

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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our September 30, 2023 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $90 million and annual interest income on short-term investments would increase by approximately $110 million.
In anticipation of the phase-out of the London Interbank Offered Rate (LIBOR) as a reference rate in June 2023, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the Secured Overnight Financing Rate (SOFR), and specifically Term SOFR, as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by Treasury securities). Prior to the discontinuation of LIBOR, we amended substantially all of our LIBOR-based financing arrangements to transition them to successor rates, primarily Term SOFR. We cannot predict the extent to which Term SOFR will gain widespread acceptance as a replacement for LIBOR, the consequences of the replacement of LIBOR on financial markets generally or on our business, financial condition or results of operations specifically, and our transition to successor rates could cause the amount of interest payable on our long-term debt to be different or higher than expected.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of September 30, 2023 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
For the quarter ended September 30, 2023, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of September 30, 2023, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for the remainder of 2023 through 2027 would be approximately $11.2 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If needed, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following the additional liquidity transactions completed in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; volatile or otherwise unfavorable market conditions; and the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase aircraft and engines or fund our other corporate requirements, or may seek to negotiate deferrals for such aircraft and engines with the applicable manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. Furthermore, we hold significant balances of cash and short-term investments, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully or to fund our committed expenditures. An inability to obtain necessary financing on acceptable terms would limit our ability to execute necessary capital projects and would have a material adverse impact on our business, results of operations and financial condition.

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

Further, a substantial amount of our long-term indebtedness bears interest at floating interest rates, which tend to fluctuate based on general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in Treasury repurchase or other markets and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on the relevant benchmark rate and other variable interest rates. In 2022 and continuing into 2023, in response to rising inflation which coincided with a rapid rebound of economic activity as governments lifted restrictions and economies reopened following the COVID-19 pandemic, central banks around the world—including the U.S. Federal Reserve, the European Central Bank and the Bank of England—commenced a cycle of raising interest rates, which has consequently increased the interest we pay on our floating-rate indebtedness. To the extent the interest rates applicable to our floating rate debt remain elevated or continue to increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
In anticipation of the phase-out of LIBOR as a reference rate in June 2023, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen SOFR, and specifically Term SOFR, as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by Treasury securities). Prior to the discontinuation of LIBOR, we amended substantially all of our LIBOR-based financing arrangements to transition them to successor rates, primarily Term SOFR. We cannot predict the extent to which Term SOFR will gain widespread acceptance as a replacement for LIBOR, the consequences of the replacement of LIBOR on financial markets generally or on our business, financial condition or results of operations specifically, and our transition to successor rates could cause the amount of interest payable on our long-term debt to be different or higher than expected.
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
The COVID-19 pandemic, along with the measures governments and private organizations worldwide implemented in an attempt to contain its spread, resulted in significant volatility in demand for air travel, which adversely affected our business, operations and financial condition to an unprecedented extent and for a prolonged period. Measures implemented during the COVID-19 pandemic—such as travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, cancellation of public events and many others—initially resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material deterioration in demand, we took a number of aggressive actions to ameliorate the impacts to our business, operations and financial condition. While cases have declined globally and governments have loosened or lifted COVID-related travel restrictions, the potential for a resurgence of COVID-19, including the emergence and spread of any new variants, and its after effects remain uncertain, and there can be no assurance that any mitigating actions we take in response will be sufficient to avert a deterioration in our business, financial condition and results of operations. Additionally, the COVID-19 pandemic necessitated changes in business practices which may persist. For example, businesses and other travelers may continue to forego air travel in favor of remote or flexible working policies and communication alternatives such as videoconferencing. In addition, businesses may seek to reduce travel costs by requiring the purchase of less expensive tickets, thereby potentially impacting our average revenue per available seat mile.
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
Currently, we believe our labor costs are generally competitive relative to the other large network carriers. However, personnel shortages, in particular for pilots, and general wage inflation stand to impact our labor costs moving forward. In July 2023 we reached a tentative agreement with the union representing our mainline pilots, which was subsequently ratified by the pilots in August 2023. The new agreement, which became effective in the third quarter of 2023, includes significant increases in pilot pay and benefits, in line with agreements recently concluded by our large network competitors with their pilots’ unions. We remain in negotiations for several other new labor agreements, and anticipate that any new contracts we agree to with our labor groups will include material increases in salaries and other benefits, which will significantly increase our labor expense.
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
We have in the past instituted, and intend to institute in the future, changes to our business model designed to increase revenues and offset costs. These measures include further segmentation of the classes of service we offer, such as Premium Economy service and Basic Economy service, enhancements to our AAdvantage loyalty program, charging separately for services that had previously been included within the price of a ticket, changes to our practices and contracts with providers of distribution systems to provide additional content flexibility, commercial practices related to ticket distribution channels, changing (whether it be increasing, decreasing or eliminating) other pre-existing fees, reconfiguration of our aircraft cabins, and efforts to optimize our network including by focusing growth on a limited number of large hubs and entering into agreements with other airlines. For example, in 2020, we eliminated change fees for most domestic and international tickets, which has reduced our change fee revenue, a trend which is expected to continue assuming this policy remains in place. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure that these measures or any future initiatives will be successful in increasing our revenues or offsetting our costs. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline or result in decreased demand. Also, our implementation of any new or increased fees might result in adverse brand perceptions, reputational harm or regulatory scrutiny, and could reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.
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
Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for net operating losses (NOLs) carried over from prior taxable years. As of December 31, 2022, we had approximately $16.2 billion of gross federal NOLs and $4.3 billion of other carryforwards available to reduce future federal taxable income, of which $5.9 billion will expire beginning in 2025 if unused and $14.6 billion can be carried forward indefinitely. We also had approximately $6.0 billion of NOL carryforwards to reduce future state taxable income at December 31, 2022, which will expire in taxable years 2022 through 2042 if unused. Our NOL carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities. Additionally, due to the impact of the COVID-19 pandemic and other economic factors, certain of the NOL carryforwards may expire before we can generate sufficient taxable income to use them.
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
Low-cost carriers (including so-called ultra-low-cost carriers) have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently, are price sensitive and therefore tend not to be loyal to any one particular carrier. Many of these carriers, including several that have recently commenced operations, have announced growth strategies including commitments to acquire significant numbers of new aircraft for delivery in the next few years. These low-cost carriers are attempting to continue to increase their market share through growth and consolidation, and are expected to continue to have an impact on our revenues and overall performance. We and several other large network carriers have implemented “Basic Economy” fares designed to more effectively compete against low-cost carriers, but we cannot predict whether these initiatives will be successful. While historically these carriers have provided competition in domestic markets, we have recently experienced new competition from low-cost carriers on international routes, including low-cost airlines executing international long-haul expansion strategies, a trend likely to continue, in particular with the planned introduction of long-range narrowbody aircraft in coming years. The actions of existing or future low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
We provide air travel internationally, directly as well as through joint businesses, alliances, codeshare and similar arrangements to which we are a party. While our network is comprehensive, compared to some of our key global competitors, we generally have somewhat greater relative exposure to certain regions (for example, Latin America) and somewhat lower relative exposure to others (for example, Asia). Our financial performance relative to our key competitors will therefore be influenced significantly by macro-economic conditions in particular regions around the world and the relative exposure of our network to the markets in those regions, including the duration of declines in demand for travel to specific regions as a result of the COVID-19 pandemic or other health emergencies and the speed with which demand for travel to these regions returns.
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
American has established a transatlantic joint business with British Airways, Aer Lingus, Iberia and Finnair, a transpacific joint business with Japan Airlines and a joint business relating to Australia and New Zealand with Qantas, each of which has been granted antitrust immunity. The transatlantic joint business benefits from a grant of antitrust immunity from the United States Department of Transportation (DOT) and was reviewed by the European Commission

(EC) in July 2010. In connection with this review, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick (LGW) airports. The commitments accepted by the EC were binding for 10 years. In October 2018, in anticipation of the exit of the United Kingdom from the European Union (EU), commonly referred to as Brexit, and the expiry of the EC commitments in July 2020, the United Kingdom Competition and Markets Authority (CMA) opened an investigation into the transatlantic joint business. We continue to fully cooperate with the CMA and, in September 2020 and April 2022, the CMA adopted interim measures that effectively extend the EC commitments until March 2026 in light of the uncertainty and other impacts resulting from the COVID-19 pandemic. The CMA restarted its investigation in September 2023 after the pause related to the COVID-19 pandemic and plans to complete the investigation before the scheduled expiration of the interim measures in March 2026. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those arrangements.
We had a marketing relationship, the Northeast Alliance arrangement (NEA), with JetBlue Airways Corporation (JetBlue) that included an alliance agreement with reciprocal codesharing on certain domestic and international routes from New York (John F. Kennedy International Airport (JFK), LaGuardia Airport (LGA), and Newark Liberty International Airport) and Boston Logan International Airport, and provided for reciprocal loyalty program benefits. On September 21, 2021, the United States Department of Justice, joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue in the U.S. District Court for the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the NEA. On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the NEA. In June 2023, JetBlue delivered a notice of termination of the NEA, effective July 29, 2023, and the carriers have commenced wind-down activities to accommodate mutual customers. Following written submissions by the parties and a hearing on July 26, 2023, the U.S. District Court for the District of Massachusetts entered a Final Judgment and Order Entering Permanent Injunction on July 28, 2023. American filed a notice of appeal to the U.S. Court of Appeals for the First Circuit on September 25, 2023. Separately, in December 2022, two putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York also alleging that the NEA violated U.S. antitrust laws. In February 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. All cases have since been consolidated in the U.S. District Court for the Eastern District of New York. We believe these complaints are without merit and are defending against them vigorously. Defendants filed a motion to dismiss on September 21, 2023.
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
We may also be impacted by competition regulations affecting certain of our major commercial partners, including our co-branded credit card partners. For example, there has been bipartisan legislation proposed in Congress called the Credit Card Competition Act designed to increase credit card transaction routing options for merchants which, if enacted, could result in a reduction of the fees levied on credit card transactions. If this legislation were enacted, it could fundamentally alter the profitability of our agreements with co-branded credit card partners and the benefits we provide to our consumers through the co-branded credit cards issued by these partners.
The commercial relationships that we have with other companies, including any related equity investments, may not produce the returns or results we expect.
An important part of our strategy to expand our network has been to initiate or expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in certain instances, including China Southern Airlines Company Limited, GOL Linhas Aéreas Inteligentes S.A. and JetSMART Holdings Limited, by making an equity investment in another airline in connection with initiating or expanding such a commercial relationship. We may explore additional investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships or inability to form as many of these relationships as our competitors may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected revenue synergies, and they may distract management focus from our operations or other strategic options. We may also be subject to consequences from any illegal conduct of joint business partners as well as to any political or regulatory change that negatively impacts or prohibits our arrangements with any such business partners. In addition, as a result of the COVID-19 pandemic and subsequent economic recovery, the industry experienced significant volatility in demand for air travel both internationally and domestically, which is expected to continue into the foreseeable future and could materially disrupt our partners’ abilities to provide air service, the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the maintenance or expansion of existing relationships. If any carriers with which we partner or in which we hold an equity stake were to cease trading or be declared insolvent, we could lose the value of any such investment or experience significant operational disruption. These events could have a material adverse effect on our business, results of operations and financial condition.
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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business and thus is a significant factor in the price of airline tickets. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $0.37 per gallon to a high of approximately $4.40 per gallon during the period from January 1, 2020 to September 30, 2023.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of September 30, 2023, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
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
In 2018, Congress passed a five-year funding authorization for the FAA which was scheduled to expire on September 30, 2023, but was recently extended to December 31, 2023. The legislative process to renew this authorization (the FAA Authorization Renewal) could impact us, and commercial aviation more generally, in numerous ways. As part of the FAA Authorization Renewal, Congress could seek to impose new rules or regulations concerning, among other things, customer service, aviation safety, labor requirements, investments in FAA staffing and resources, improvements to the ATC system and managing new entrants in the U.S. national airspace system, as well as new or increased fees or taxes intended to fund these policies. Any new or enhanced requirements resulting from the FAA Authorization Renewal have the potential to increase our costs or impact our operation. Congressional action on the FAA Authorization Renewal has already begun and Congress has indicated that their goal is to pass the bill in advance of the newly set expiration of December 31, 2023. If Congress fails to pass the FAA Authorization Renewal, we expect passage of an additional extension of the current law to prevent a lapse in authorities.
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
Further, our business has been adversely impacted when government agencies have ceased to operate as expected, including due to partial shutdowns, sequestrations or similar events and the COVID-19 pandemic. These events have resulted in, among other things, reduced demand for air travel, an actual or perceived reduction in air traffic control and security screening resources and related travel delays, as well as disruption in the ability of the FAA to grant required regulatory approvals, such as those that are involved when a new aircraft is first placed into service.
Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities, such as the EU, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. The U.S. government has negotiated “open skies” agreements with more than 130 trading partners, which agreements allow unrestricted route authority access between the U.S. and the foreign markets. While the U.S. has worked to increase the number of countries with which open skies agreements are in effect, a number of markets important to us, including China, do not have open skies agreements. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU. As a result of the agreement and a subsequent open skies agreement involving the U.S. and the United Kingdom, which was agreed in anticipation of Brexit, we face increased competition in these markets, including LHR. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries we serve but which are not covered by an open skies treaty are subject to periodic renegotiation. We currently operate a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these markets, it could adversely impact us and could result in impairments of our related tangible and intangible assets. In addition, competition from foreign airlines, revenue-sharing joint ventures, joint business agreements, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes.
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
We operate a global business with significant operations outside of the U.S. Our current international activities and prospects have been, and in the future could be, adversely affected by government policies, reversals or delays in the opening of foreign markets, increased competition in international markets, the performance of our alliance, joint business and codeshare partners in a given market, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international governmental regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots, and new or evolved policies related to consumer protections. In particular, the COVID-19 pandemic severely impacted the demand for international travel for a prolonged period, and resulted in the imposition of significant governmental restrictions on commercial air service to or from certain regions. We responded by temporarily suspending a significant portion of our long-haul international flights and delaying the introduction of certain new long-haul international routes. While many countries have largely eliminated their pandemic restrictions, or are in the process of doing so, we can provide no assurance as to when demand for international travel will return to pre-COVID-19 pandemic levels, if at all, or whether certain international destinations we previously served will be economical in the future.
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
We face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. The EU-UK Trade and Cooperation Agreement includes provisions in relation to commercial air service that we expect to be sufficient to sustain our current services under the transatlantic joint business. However, the scope of traffic rights under the EU-UK Trade and Cooperation Agreement is less extensive than before Brexit and therefore the full impact of the EU-UK Trade and Cooperation Agreement is uncertain. As a result, the continuation of our current services, and those of our partners could be disrupted. Moreover, Brexit has created uncertainty as to the future trade relationship between the EU and the United Kingdom, including air traffic services. LHR is presently a very important element of our international network, however it may become less desirable as a destination or as a hub location after Brexit when compared to other airports in Europe, where we do not have as strong a presence. This could materially adversely affect our business, results of operations and financial condition.
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
The EC’s ReFuelEU Aviation initiative (part of its “Fit for 55” program) included a proposal for the creation of a SAF blending mandate for aviation fuel suppliers set at 2% beginning in 2025 and rising to 63% by 2050, among other requirements. The European Parliament and the European Council reached a provisional political agreement in relation to the terms of the ReFuelEU Aviation initiative on April 25, 2023, which was formally adopted by the European Parliament on September 13, 2023. This agreed text modified the EC’s proposal in certain respects while maintaining the general obligation for fuel suppliers to ensure that certain minimum shares of SAF are made available to aircraft operators at EU airports from 2025. Such minimum requirements are 2% in 2025, 6% in 2030, 20% in 2035, 34% in 2040, 42% in 2045 and 70% in 2050. In addition, a specific proportion of the fuel mix (1.2% in 2030, 2% in 2032, 5% in 2035 and progressively reaching 35% in 2050) must comprise synthetic fuels like e-kerosene, and as of 2025, there will be an EU label for the environmental performance of flights, such that airlines may market their flights indicating the expected carbon footprint per passenger. The agreement remains subject to formal approval by the European Council, and the potential effects on our business are uncertain at this time. In light of this development, the UK and other countries have adopted or are considering adoption of a SAF blending mandate similar to that of the EU.
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
In addition, as part of our emissions reduction targets, we and other airlines have committed to increasing the use of SAF in our fleet. Currently, industrial production of SAF is small in scale and inadequate to meet growing industry demand, and while additional production capacity is expected to come online in coming years, we anticipate that competition for SAF among industry participants will remain intense, especially in light of the minimum requirements for the usage of SAF under the ReFuelEU Aviation initiative. As a result, we may need to pay a significant premium for SAF above the price we would pay for conventional jet fuel. To secure future SAF supply, we have entered into multiple agreements for the purchase of future SAF production, and we continue to engage with producers regarding potential future SAF purchases, which may include investments to support these producers. Certain existing or potential future agreements pertain to SAF production from facilities that are planned but not yet operational and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will be built or that they will meet contracted production timelines and volumes. In the event that the SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that we will be able to source a supply of SAF sufficient to meet our stated goals, or that we will be able to do so on favorable economic terms.
Growing recognition among consumers of the dangers of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that is more sustainable to the climate. Business customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying with us. Customers may also elect to travel on flights that emit comparatively fewer carbon emissions, particularly after the adoption of the EU environmental labelling scheme for flights in 2025. Our collateral to secure loans, in the form of aircraft, spare parts and airport slots, could lose value as customer demand shifts and economies move to low-carbon alternatives, which may increase our financing cost.
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
Governmental authorities in several U.S. and foreign cities are also considering, or have already implemented, aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take offs and landings as well as setting an annual flight cap from specific cities, as promoted in the Netherlands. We have been able to accommodate local noise restrictions imposed to date, but our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread. The FAA is also currently evaluating possible changes to how aircraft noise is measured, and the resulting standards that are based on them. Ultimately, these changes could have an impact on, or limit, our operations, or make it more difficult for the FAA to modernize and increase the efficiency of the airspace and airports we utilize.
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
As part of the 2023 FAA Reauthorization process, Congress has proposed increasing the pilot retirement age from 65 to 67 to help address the pilot shortage. Raising the mandatory retirement age could help to mitigate the pilot shortage at regional airlines and other carriers operating domestically, but it could create potential challenges to mainline carriers operating internationally, as the international standard for pilot retirement is currently 65. We cannot, at this time, predict the effect on our operation if this extension in retirement age is adopted and implemented.
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
There has been heightened legislative and regulatory focus on data privacy and cybersecurity in the U.S., the EU, China and elsewhere, particularly with respect to critical infrastructure providers, including those in the transportation sector. As a result, we must comply with a proliferating and fast-evolving set of legal requirements in this area, including substantive data privacy and cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. In addition, we are subject to an increasing number of reporting obligations in respect of material cybersecurity incidents. These reporting requirements have been proposed or implemented by a number of regulators in different jurisdictions, may vary in their scope and application, and could contain conflicting requirements. Certain of these rules and regulations may require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these rules could also result in monetary fines, sanctions, or subject us to other forms of liability. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.

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
In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports we serve are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may impose other operational restrictions as well. In the U.S., the DOT and the FAA currently regulate the allocation of slots or slot exemptions at DCA and two New York City airports: JFK and LGA. Our operations at these airports generally require the allocation of slots or similar regulatory authority. In addition to slot restrictions, operations at DCA and LGA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,250 and 1,500 miles, respectively. Similarly, our operations at LHR, international airports in Beijing, Frankfurt, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Airline Trade Association Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls or other operational restrictions at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. During periods of reduced demand for air travel, such as during the COVID-19 pandemic, we may rely on exemptions granted by applicable authorities from the requirement that we continuously use certain slots, gates and routes or risk having such operating rights revoked, and depending on the applicable authority these exemptions can vary in the way they are structured and applied. We cannot predict whether such exemptions will be made available, whether they will be granted on the same or similar terms as in past instances, or whether we ultimately could be at risk of losing valuable operating rights. If we are forced to surrender slots or other rights, we may be unable to provide our desired level of service to or from certain destinations in the future. We cannot provide any assurance that regulatory changes resulting in changes in the application of slot controls or the allocation of or any reallocation of existing slots, the continued enforcement or termination of a perimeter rule or similar regulatory regime will not have a material adverse impact on our operations.
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
The market price of AAG common stock has fluctuated substantially in the past, and may fluctuate substantially in the future, due to a variety of factors, many of which are beyond our control, including:
•the effects of external events, such as the COVID-19 pandemic, on our business or the U.S. and global economies;
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

The closing price of our common stock on the Nasdaq Global Select Market varied from $11.86 to $20.22 during 2022 and $11.72 to $18.80 during 2023 year-to-date through October 13, 2023. At times, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that in recent years this wide range of trading prices has largely reflected the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
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
Our Certificate of Incorporation and Bylaws include significant provisions that limit voting and ownership and disposition of our equity interests as described in Part II, Item 5. Market for American Airlines Group’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities – “Ownership Restrictions” in our 2022 Form 10-K and AAG’s Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 to our 2022 Form 10-K. Further restrictions are set forth in our Tax Benefits Preservation Plan, which was filed as Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 22, 2021. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.

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

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

Exhibit Number	Description

10.1	Supplemental Agreement No. 31, dated as of July 5, 2023, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company.*
10.2	Supplemental Agreement No. 20, dated as of August 31, 2023, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company.*
10.3	Severance Agreement and Restrictive Covenants Agreement, dated as of September 20, 2023, among American Airlines Group, Inc., American Airlines, Inc. and Robert D. Isom.
10.4	Severance Agreement and Restrictive Covenants Agreement, dated as of September 20, 2023, among American Airlines Group, Inc., American Airlines, Inc. and Stephen L. Johnson.
10.5	Severance Agreement and Restrictive Covenants Agreement, dated as of September 20, 2023, among American Airlines Group, Inc., American Airlines, Inc. and David G. Seymour.
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: October 19, 2023	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: October 19, 2023	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)