Form 10-Q
period 2024-03-31
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2024-04-25
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                     to
Commission file number 1-8400

American Airlines Group Inc.
(Exact name of registrant as specified in its charter)

Delaware			75-1825172
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1 Skyview Drive,	Fort Worth,	Texas	76155
(Address of principal executive offices)			(Zip code)

(682)	278-9000
(Registrant’s telephone number, including area code)
Commission file number 1-2691

American Airlines, Inc.
(Exact name of registrant as specified in its charter)

Delaware			13-1502798
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1 Skyview Drive,	Fort Worth,	Texas	76155
(Address of principal executive offices)			(Zip code)

(682)	278-9000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AAL	The Nasdaq Global Select Market
Preferred Stock Purchase Rights	—	(1)
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
As of April 19, 2024, there were 656,090,344 shares of American Airlines Group Inc. common stock outstanding.
As of April 19, 2024, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2024

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
•Our ability to utilize our NOLs and other carryforwards may be limited, and any new U.S. tax legislation may adversely affect our business and financial results.
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
•We depend on a limited number of suppliers for aircraft, aircraft engines and parts. Delays in scheduled aircraft deliveries, unexpected grounding of aircraft or aircraft engines whether by regulators or by us, or other loss of anticipated fleet capacity, and failure of new aircraft to receive regulatory approval, be produced or otherwise perform as and when expected, will adversely impact our business, results of operations and financial condition.
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
•If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations and interruptions or disruptions in service at one of our key facilities could have a material adverse impact on our operations.
•Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.

PART I: FINANCIAL INFORMATION
This report on Form 10-Q is filed by both AAG and American and includes the Condensed Consolidated Financial Statements of each company in Item 1A and Item 1B, respectively.

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating revenues:
Passenger	$11,458	$11,103
Cargo	187	223
Other	925	863
Total operating revenues	12,570	12,189
Operating expenses:
Aircraft fuel and related taxes	2,980	3,167
Salaries, wages and benefits	3,867	3,281
Regional expenses	1,201	1,142
Maintenance, materials and repairs	884	712
Other rent and landing fees	819	708
Aircraft rent	328	344
Selling expenses	408	438
Depreciation and amortization	470	486
Special items, net	70	13
Other	1,536	1,460
Total operating expenses	12,563	11,751
Operating income	7	438
Nonoperating income (expense):
Interest income	118	125
Interest expense, net	(497)	(540)
Other expense, net	(41)	(6)
Total nonoperating expense, net	(420)	(421)
Income (loss) before income taxes	(413)	17
Income tax provision (benefit)	(101)	7
Net income (loss)	$(312)	$10

Earnings (loss) per common share:
Basic	$(0.48)	$0.02
Diluted	$(0.48)	$0.02
Weighted average shares outstanding (in thousands):
Basic	655,847	652,000
Diluted	655,847	656,707

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(312)	$10
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	19	17
Investments	(2)	1
Total other comprehensive income, net of tax	17	18
Total comprehensive income (loss)	$(295)	$28
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$604	$578
Short-term investments	7,696	7,000
Restricted cash and short-term investments	895	910
Accounts receivable, net	2,070	2,026
Aircraft fuel, spare parts and supplies, net	2,500	2,400
Prepaid expenses and other	777	658
Total current assets	14,542	13,572
Operating property and equipment
Flight equipment	42,074	41,794
Ground property and equipment	10,397	10,307
Equipment purchase deposits	1,126	760
Total property and equipment, at cost	53,597	52,861
Less accumulated depreciation and amortization	(22,440)	(22,097)
Total property and equipment, net	31,157	30,764
Operating lease right-of-use assets	7,899	7,939
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $835 and $834, respectively	2,049	2,051
Deferred tax asset	2,986	2,888
Other assets	1,660	1,753
Total other assets	10,786	10,783
Total assets	$64,384	$63,058
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$4,102	$3,632
Accounts payable	2,927	2,353
Accrued salaries and wages	1,726	2,377
Air traffic liability	8,526	6,200
Loyalty program liability	3,618	3,453
Operating lease liabilities	1,273	1,309
Other accrued liabilities	2,821	2,738
Total current liabilities	24,993	22,062
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	28,228	29,270
Pension and postretirement benefits	2,709	3,044
Loyalty program liability	5,994	5,874
Operating lease liabilities	6,457	6,452
Other liabilities	1,503	1,558
Total noncurrent liabilities	44,891	46,198
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 656,045,635 shares issued and outstanding at March 31, 2024; 654,273,192 shares issued and outstanding at December 31, 2023	7	7
Additional paid-in capital	7,371	7,374
Accumulated other comprehensive loss	(4,877)	(4,894)
Retained deficit	(8,001)	(7,689)
Total stockholders’ deficit	(5,500)	(5,202)
Total liabilities and stockholders’ equity (deficit)	$64,384	$63,058
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$2,180	$3,333
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(824)	(505)
Purchases of short-term investments	(3,287)	(5,131)
Sales of short-term investments	2,585	2,666
Decrease in restricted short-term investments	12	29
Other investing activities	(2)	145
Net cash used in investing activities	(1,516)	(2,796)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(873)	(2,326)
Proceeds from issuance of long-term debt	248	1,824
Other financing activities	(17)	(37)
Net cash used in financing activities	(642)	(539)
Net increase (decrease) in cash and restricted cash	22	(2)
Cash and restricted cash at beginning of period	681	586
Cash and restricted cash at end of period (1)	$703	$584

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$320	$88
Property and equipment acquired through finance leases and other	120	6
Operating leases converted to finance leases	51	—
Finance leases converted to operating leases	30	14
Supplemental information:
Interest paid, net	557	646
Income taxes paid	5	1

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$604	$452
Restricted cash included in restricted cash and short-term investments	99	132
Total cash and restricted cash	$703	$584
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2023	$7	$7,374	$(4,894)	$(7,689)	$(5,202)
Net loss	—	—	—	(312)	(312)
Other comprehensive income, net	—	—	17	—	17
Issuance of 1,772,443 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(11)	—	—	(11)
Share-based compensation expense	—	28	—	—	28
Modification of share-based awards	—	(20)	—	—	(20)
Balance at March 31, 2024	$7	$7,371	$(4,877)	$(8,001)	$(5,500)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$6	$7,291	$(4,585)	$(8,511)	$(5,799)
Net income	—	—	—	10	10
Other comprehensive income, net	—	—	18	—	18
Issuance of 2,175,213 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	1	(16)	—	—	(15)
Share-based compensation expense	—	15	—	—	15
Balance at March 31, 2023	$7	$7,290	$(4,567)	$(8,501)	$(5,771)
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines Group Inc. (we, us, our and similar terms, or AAG) should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The accompanying unaudited condensed consolidated financial statements include the accounts of AAG and its wholly-owned subsidiaries. AAG’s principal subsidiary is American Airlines, Inc. (American). All significant intercompany transactions have been eliminated.
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
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Labor contract expenses (1)	$57	$—
Severance expenses	13	21
Other operating special items, net	—	(8)
Mainline operating special items, net	70	13

Mark-to-market adjustments on equity investments, net (2)	46	—
Debt refinancing and extinguishment	—	15
Nonoperating special items, net	46	15

(1)Labor contract expenses relate to one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline passenger service team members, including a one-time signing bonus which was principally paid in the first quarter of 2024.
(2)Mark-to-market adjustments on equity investments, net included unrealized gains and losses associated with certain equity investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
3. Earnings (Loss) Per Common Share
The following table provides the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic EPS:
Net income (loss)	$(312)	$10
Weighted average common shares outstanding (in thousands)	655,847	652,000
Basic EPS	$(0.48)	$0.02

Diluted EPS:
Net income (loss) for purposes of computing diluted EPS	$(312)	$10
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	655,847	652,000
Dilutive effect of restricted stock unit awards	—	1,064
Dilutive effect of certain PSP Warrants and Treasury Loan Warrants	—	3,643
Diluted weighted average common shares outstanding	655,847	656,707
Diluted EPS	$(0.48)	$0.02
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
6.50% convertible senior notes	61,728	61,728
Restricted stock unit awards	4,318	4,099
In addition, for the three months ended March 31, 2024 and 2023, excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are certain shares underlying the warrants we issued to the U.S. Department of Treasury (Treasury) pursuant to (i) the payroll support program established under the Coronavirus Aid, Relief, and Economic Security Act (PSP1), (ii) the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP2), (iii) the payroll support program established under the American Rescue Plan Act of 2021 (PSP3) (collectively, the PSP Warrants) and (iv) the Loan and Guarantee Agreement with Treasury (Treasury Loan Warrants).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended March 31,
	2024	2023
Passenger revenue:
Passenger travel	$10,582	$10,291
Loyalty revenue - travel (1)	876	812
Total passenger revenue	11,458	11,103
Cargo	187	223
Other:
Loyalty revenue - marketing services	786	722
Other revenue	139	141
Total other revenue	925	863
Total operating revenues	$12,570	$12,189

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2024	2023
Domestic	$8,262	$8,037
Latin America	1,902	1,915
Atlantic	992	931
Pacific	302	220
Total passenger revenue	$11,458	$11,103
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

	March 31, 2024	December 31, 2023
	(In millions)
Loyalty program liability	$9,612	$9,327
Air traffic liability	8,526	6,200
Total	$18,138	$15,527

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2023	$9,327
Deferral of revenue	1,159
Recognition of revenue (1)	(874)
Balance at March 31, 2024 (2)	$9,612

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of March 31, 2024, our current loyalty program liability was $3.6 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2024, $3.8 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2024	December 31, 2023
Secured
2013 Term Loan Facility, variable interest rate of 8.60%, installments through February 2028	$990	$990
2014 Term Loan Facility, variable interest rate of 7.07%, installments through January 2027	1,171	1,183
2023 Term Loan Facility, variable interest rate of 8.77%, installments beginning in December 2024 through June 2029	1,100	1,100
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes, interest only payments until due in May 2029	1,000	1,000
5.50% senior secured notes, installments through April 2026 (1)	2,625	2,917
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 10.33%, installments through April 2028 (1)	2,975	3,150
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 5.90%, averaging 3.58%, maturing from 2024 to 2034	7,418	7,657
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 8.85%, averaging 6.93%, maturing from 2024 to 2035	3,746	3,612
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	967	967
	26,942	27,526
Unsecured
PSP1 Promissory Note, interest only payments until due in April 2030	1,757	1,757
PSP2 Promissory Note, interest only payments until due in January 2031	1,030	1,030
PSP3 Promissory Note, interest only payments until due in April 2031	959	959
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
3.75% senior notes, interest only payments until due in March 2025	487	487
	5,233	5,233
Total long-term debt	32,175	32,759
Less: Total unamortized debt discount, premium and issuance costs	348	363
Less: Current maturities	3,974	3,501
Long-term debt, net of current maturities	$27,853	$28,895

(1)Collectively referred to as the AAdvantage Financing.
As of March 31, 2024, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$736
2014 Revolving Facility	1,631
April 2016 Revolving Facility	446
Other facilities	398
Total	$3,211

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
In March 2024, American entered into a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. As of March 31, 2024, there were no amounts drawn under this facility. Additionally, American currently has $48 million of available borrowing base under a cargo receivables facility that is set to expire in December 2024. The aggregate commitments under the 2013, 2014 and April 2016 Revolving Facilities will be $2.8 billion through October 11, 2024, and thereafter through October 13, 2026, such aggregate commitments will decrease to $2.2 billion.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, aircraft spare parts, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
6.50% Convertible Senior Notes
At March 31, 2024, the if-converted value of the 6.50% convertible senior notes due 2025 (the Convertible Notes) did not exceed the principal amount. The last reported sale price per share of our common stock (as defined in the indenture governing our Convertible Notes, the Convertible Notes Indenture) did not exceed 130% of the conversion price of the Convertible Notes for at least 20 of the 30 consecutive trading days ending on March 31, 2024. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes cannot convert at their option at any time during the quarter ending June 30, 2024. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
2024 Financing Activities
Equipment Loans and Other Notes Payable Issued in 2024
During the first three months of 2024, American entered into agreements under which it borrowed $251 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2030 through 2035 and bears interest at variable rates (comprised of the Secured Overnight Financing Rate plus an applicable margin) averaging 7.02% as of March 31, 2024.
6. Income Taxes
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
7. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2024.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2024
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$350	$350	$—	$—
Corporate obligations	5,010	—	5,010	—
Bank notes/certificates of deposit/time deposits	1,886	—	1,886	—
Repurchase agreements	450	—	450	—
	7,696	350	7,346	—
Restricted cash and short-term investments (1), (3)	895	436	459	—
Long-term investments (4)	117	117	—	—
Total	$8,708	$903	$7,805	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations and collateral associated with the payment of interest for the AAdvantage Financing. Restricted short-term investments mature in one year or less except for $207 million as of March 31, 2024.
(4)Long-term investments include our equity investments in China Southern Airlines Company Limited (China Southern Airlines), Vertical Aerospace Ltd. (Vertical) and GOL Linhas Aéreas Inteligentes S.A. (GOL). See Note 8 for further information on our equity investments.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $3.7 billion as of March 31, 2024 and December 31, 2023, which would have been classified as Level 3 in the fair value hierarchy. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.2 billion and $1.1 billion as of March 31, 2024 and December 31, 2023, respectively.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$31,827	$32,159	$32,396	$32,310

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
8. Investments
To help expand our network and as part of our ongoing commitment to sustainability, we enter into various commercial relationships or other strategic partnerships, including equity investments, with other airlines and companies. Our equity investments are reflected in other assets on our condensed consolidated balance sheets. Our share of equity method investees’ financial results and changes in fair value are recorded in nonoperating other expense, net on the condensed consolidated statements of operations.
Our equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$238	$240
China Southern Airlines	Fair Value	1.5%	1.5%	97	115
Other investments (1)	Various			149	186
Total				$484	$541

(1)Primarily includes our investment in JetSMART Holdings Limited, which is accounted for under the equity method, and our investments in Vertical and GOL, which are each accounted for at fair value.
9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2024	2023	2024	2023
Service cost	$—	$—	$8	$3
Interest cost	181	190	17	12
Expected return on assets	(244)	(229)	(2)	(3)
Amortization of:
Prior service cost (benefit)	—	7	3	(3)
Unrecognized net loss (gain)	27	27	(6)	(9)
Net periodic benefit cost (income)	$(36)	$(5)	$20	$—
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other expense, net in the condensed consolidated statements of operations.
During the first three months of 2024, we made required contributions of $280 million to our defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2023	$(3,380)	$(2)	$(1,512)		$(4,894)
Other comprehensive income (loss) before reclassifications	—	(3)	1		(2)
Amounts reclassified from AOCI	24	—	(5)	(2)	19
Net current-period other comprehensive income (loss)	24	(3)	(4)		17
Balance at March 31, 2024	$(3,356)	$(5)	$(1,516)		$(4,877)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2024	2023
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	Nonoperating other expense, net
Actuarial loss	16	14	Nonoperating other expense, net
Total reclassifications for the period, net of tax	$19	$17
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
Regional expenses for the three months ended March 31, 2024 and 2023 include $79 million and $80 million of depreciation and amortization, respectively, and $2 million and $1 million of aircraft rent, respectively.
During the three months ended March 31, 2024 and 2023, we recognized $149 million and $168 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
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
On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the NEA. In June 2023, JetBlue delivered a notice of termination of the NEA, effective July 29, 2023, and the carriers have commenced wind-down activities to accommodate mutual customers. Following written submissions by the parties and a hearing on July 26, 2023, the U.S. District Court for the District of Massachusetts entered a Final Judgment and Order Entering Permanent Injunction on July 28, 2023. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
parties are complying with the terms of the Final Judgment and Order Entering Permanent Injunction, including winding down activities related to the NEA. American filed a notice of appeal to the U.S. Court of Appeals for the First Circuit on September 25, 2023, and such appeal remains pending.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating revenues:
Passenger	$11,458	$11,103
Cargo	187	223
Other	924	862
Total operating revenues	12,569	12,188
Operating expenses:
Aircraft fuel and related taxes	2,980	3,167
Salaries, wages and benefits	3,865	3,280
Regional expenses	1,197	1,143
Maintenance, materials and repairs	884	712
Other rent and landing fees	819	708
Aircraft rent	328	344
Selling expenses	408	438
Depreciation and amortization	468	484
Special items, net	70	13
Other	1,537	1,460
Total operating expenses	12,556	11,749
Operating income	13	439
Nonoperating income (expense):
Interest income	262	231
Interest expense, net	(520)	(550)
Other expense, net	(41)	(6)
Total nonoperating expense, net	(299)	(325)
Income (loss) before income taxes	(286)	114
Income tax provision (benefit)	(70)	29
Net income (loss)	$(216)	$85
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(216)	$85
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	19	17
Investments	(2)	1
Total other comprehensive income, net of tax	17	18
Total comprehensive income (loss)	$(199)	$103
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$592	$567
Short-term investments	7,692	6,998
Restricted cash and short-term investments	895	910
Accounts receivable, net	2,030	1,995
Receivables from related parties, net	7,238	7,070
Aircraft fuel, spare parts and supplies, net	2,363	2,266
Prepaid expenses and other	680	561
Total current assets	21,490	20,367
Operating property and equipment
Flight equipment	41,718	41,440
Ground property and equipment	9,935	9,848
Equipment purchase deposits	1,126	760
Total property and equipment, at cost	52,779	52,048
Less accumulated depreciation and amortization	(21,921)	(21,588)
Total property and equipment, net	30,858	30,460
Operating lease right-of-use assets	7,848	7,886
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $835 and $834, respectively	2,049	2,051
Deferred tax asset	2,655	2,589
Other assets	1,542	1,630
Total other assets	10,337	10,361
Total assets	$70,533	$69,074
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,611	$3,625
Accounts payable	2,820	2,232
Accrued salaries and wages	1,550	2,210
Air traffic liability	8,526	6,200
Loyalty program liability	3,618	3,453
Operating lease liabilities	1,257	1,292
Other accrued liabilities	2,711	2,605
Total current liabilities	24,093	21,617
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	23,493	24,050
Pension and postretirement benefits	2,685	3,020
Loyalty program liability	5,994	5,874
Operating lease liabilities	6,421	6,416
Other liabilities	1,461	1,520
Total noncurrent liabilities	40,054	40,880
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,343	17,335
Accumulated other comprehensive loss	(4,982)	(4,999)
Retained deficit	(5,975)	(5,759)
Total stockholder’s equity	6,386	6,577
Total liabilities and stockholder’s equity	$70,533	$69,074
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$2,155	$3,306
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(815)	(494)
Purchases of short-term investments	(3,285)	(5,131)
Sales of short-term investments	2,585	2,666
Decrease in restricted short-term investments	12	29
Other investing activities	(2)	145
Net cash used in investing activities	(1,505)	(2,785)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(870)	(2,324)
Proceeds from issuance of long-term debt	248	1,824
Other financing activities	(7)	(21)
Net cash used in financing activities	(629)	(521)
Net increase in cash and restricted cash	21	—
Cash and restricted cash at beginning of period	670	575
Cash and restricted cash at end of period (1)	$691	$575

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$317	$84
Property and equipment acquired through finance leases and other	120	6
Operating leases converted to finance leases	51	—
Finance leases converted to operating leases	30	14
Supplemental information:
Interest paid, net	497	585
Income taxes paid	5	1

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$592	$443
Restricted cash included in restricted cash and short-term investments	99	132
Total cash and restricted cash	$691	$575
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2023	$—	$17,335	$(4,999)	$(5,759)	$6,577
Net loss	—	—	—	(216)	(216)
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	27	—	—	27
Modification of share-based awards	—	(20)	—	—	(20)
Intercompany equity transfer		1			1
Balance at March 31, 2024	$—	$17,343	$(4,982)	$(5,975)	$6,386

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$—	$17,230	$(4,690)	$(6,947)	$5,593
Net income	—	—	—	85	85
Other comprehensive income, net	—	—	18	—	18
Share-based compensation expense	—	14	—	—	14
Balance at March 31, 2023	$—	$17,244	$(4,672)	$(6,862)	$5,710
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines, Inc. (American) should be read in conjunction with the consolidated financial statements contained in American’s Annual Report on Form 10-K for the year ended December 31, 2023. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.
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
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Labor contract expenses (1)	$57	$—
Severance expenses	13	21
Other operating special items, net	—	(8)
Mainline operating special items, net	70	13

Mark-to-market adjustments on equity investments, net (2)	46	—
Debt refinancing and extinguishment	—	15
Nonoperating special items, net	46	15

(1)Labor contract expenses relate to one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline passenger service team members, including a one-time signing bonus which was principally paid in the first quarter of 2024.
(2)Mark-to-market adjustments on equity investments, net included unrealized gains and losses associated with certain equity investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Three Months Ended March 31,
	2024	2023
Passenger revenue:
Passenger travel	$10,582	$10,291
Loyalty revenue - travel (1)	876	812
Total passenger revenue	11,458	11,103
Cargo	187	223
Other:
Loyalty revenue - marketing services	786	722
Other revenue	138	140
Total other revenue	924	862
Total operating revenues	$12,569	$12,188

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is American’s total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2024	2023
Domestic	$8,262	$8,037
Latin America	1,902	1,915
Atlantic	992	931
Pacific	302	220
Total passenger revenue	$11,458	$11,103
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

	March 31, 2024	December 31, 2023
	(In millions)
Loyalty program liability	$9,612	$9,327
Air traffic liability	8,526	6,200
Total	$18,138	$15,527

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2023	$9,327
Deferral of revenue	1,159
Recognition of revenue (1)	(874)
Balance at March 31, 2024 (2)	$9,612

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of March 31, 2024, American’s current loyalty program liability was $3.6 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2024, $3.8 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2024	December 31, 2023
Secured
2013 Term Loan Facility, variable interest rate of 8.60%, installments through February 2028	$990	$990
2014 Term Loan Facility, variable interest rate of 7.07%, installments through January 2027	1,171	1,183
2023 Term Loan Facility, variable interest rate of 8.77%, installments beginning in December 2024 through June 2029	1,100	1,100
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes, interest only payments until due in May 2029	1,000	1,000
5.50% senior secured notes, installments through April 2026 (1)	2,625	2,917
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 10.33%, installments through April 2028 (1)	2,975	3,150
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 5.90%, averaging 3.58%, maturing from 2024 to 2034	7,418	7,657
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 8.85%, averaging 6.93%, maturing from 2024 to 2035	3,746	3,612
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	967	967
Total long-term debt	26,942	27,526
Less: Total unamortized debt discount, premium and issuance costs	336	349
Less: Current maturities	3,488	3,501
Long-term debt, net of current maturities	$23,118	$23,676

(1)Collectively referred to as the AAdvantage Financing.
As of March 31, 2024, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$736
2014 Revolving Facility	1,631
April 2016 Revolving Facility	446
Other facilities	398
Total	$3,211
In March 2024, American entered into a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. As of March 31, 2024, there were no amounts drawn under this facility. Additionally, American currently has $48 million of available borrowing base under a cargo receivables facility that is set to expire in December 2024. The aggregate commitments under the 2013, 2014 and April 2016 Revolving Facilities will be $2.8 billion through October 11, 2024, and thereafter through October 13, 2026, such aggregate commitments will decrease to $2.2 billion.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2024 Financing Activities
Equipment Loans and Other Notes Payable Issued in 2024
During the first three months of 2024, American entered into agreements under which it borrowed $251 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2030 through 2035 and bears interest at variable rates (comprised of the Secured Overnight Financing Rate plus an applicable margin) averaging 7.02% as of March 31, 2024.
5. Income Taxes
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
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2024.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2024
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$348	$348	$—	$—
Corporate obligations	5,010	—	5,010	—
Bank notes/certificates of deposit/time deposits	1,884	—	1,884	—
Repurchase agreements	450	—	450	—
	7,692	348	7,344	—
Restricted cash and short-term investments (1), (3)	895	436	459	—
Long-term investments (4)	117	117	—	—
Total	$8,704	$901	$7,803	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments mature in one year or less.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations and collateral associated with the payment of interest for the AAdvantage Financing. Restricted short-term investments mature in one year or less except for $207 million as of March 31, 2024.
(4)Long-term investments include American’s equity investments in China Southern Airlines Company Limited (China Southern Airlines), Vertical Aerospace Ltd. (Vertical) and GOL Linhas Aéreas Inteligentes S.A. (GOL). See Note 7 for further information on American’s equity investments.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$26,606	$26,763	$27,177	$27,008
7. Investments
To help expand American’s network and as part of its ongoing commitment to sustainability, American enters into various commercial relationships or other strategic partnerships, including equity investments, with other airlines and companies. American’s equity investments are reflected in other assets on its condensed consolidated balance sheets. American’s share of equity method investees’ financial results and changes in fair value are recorded in nonoperating other expense, net on the condensed consolidated statements of operations.
American’s equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$238	$240
China Southern Airlines	Fair Value	1.5%	1.5%	97	115
Other investments (1)	Various			149	186
Total				$484	$541

(1)Primarily includes American’s investment in JetSMART Holdings Limited, which is accounted for under the equity method, and American’s investments in Vertical and GOL, which are each accounted for at fair value.
8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2024	2023	2024	2023
Service cost	$—	$—	$8	$3
Interest cost	180	189	17	12
Expected return on assets	(243)	(228)	(2)	(3)
Amortization of:
Prior service cost (benefit)	—	7	3	(3)
Unrecognized net loss (gain)	27	27	(6)	(9)
Net periodic benefit cost (income)	$(36)	$(5)	$20	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other expense, net in the condensed consolidated statements of operations.
During the first three months of 2024, American made required contributions of $280 million to its defined benefit pension plans.
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2023	$(3,376)	$(2)	$(1,621)		$(4,999)
Other comprehensive income (loss) before reclassifications	—	(3)	1		(2)
Amounts reclassified from AOCI	24	—	(5)	(2)	19
Net current-period other comprehensive income (loss)	24	(3)	(4)		17
Balance at March 31, 2024	$(3,352)	$(5)	$(1,625)		$(4,982)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2024	2023
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	Nonoperating other expense, net
Actuarial loss	16	14	Nonoperating other expense, net
Total reclassifications for the period, net of tax	$19	$17
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
Regional expenses for the three months ended March 31, 2024 and 2023 include $69 million and $68 million of depreciation and amortization, respectively, and $2 million and $1 million of aircraft rent, respectively.
During the three months ended March 31, 2024 and 2023, American recognized $149 million and $168 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

11. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	March 31, 2024	December 31, 2023
AAG	$9,388	$9,144
AAG’s wholly-owned subsidiaries (1)	(2,150)	(2,074)
Total	$7,238	$7,070

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
On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the NEA. In June 2023, JetBlue delivered a notice of termination of the NEA, effective July 29, 2023, and the carriers have commenced wind-down activities to accommodate mutual customers. Following written submissions by the parties and a hearing on July 26, 2023, the U.S. District Court for the District of Massachusetts entered a Final Judgment and Order Entering Permanent Injunction on July 28, 2023. The parties are complying with the terms of the Final Judgment and Order Entering Permanent Injunction, including winding down activities related to the NEA. American filed a notice of appeal to the U.S. Court of Appeals for the First Circuit on September 25, 2023, and such appeal remains pending.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of AAG and American, but rather updates disclosures made in the 2023 Form 10-K.
Financial Overview
AAG’s First Quarter 2024 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger revenue	$11,458	$11,103	$355	3.2
Cargo revenue	187	223	(36)	(16.0)
Other operating revenue	925	863	62	7.2
Total operating revenues	12,570	12,189	381	3.1
Aircraft fuel and related taxes	2,980	3,167	(187)	(5.9)
Salaries, wages and benefits	3,867	3,281	586	17.8
Total operating expenses	12,563	11,751	812	6.9
Operating income	7	438	(431)	(98.5)
Pre-tax income (loss)	(413)	17	(430)	nm (2)
Income tax provision (benefit)	(101)	7	(108)	nm
Net income (loss)	(312)	10	(322)	nm

Pre-tax income (loss) – GAAP	$(413)	$17	$(430)	nm
Adjusted for: pre-tax net special items (1)	116	28	88	nm
Pre-tax income (loss) excluding net special items	$(297)	$45	$(342)	nm

(1)See “Reconciliation of GAAP to Non-GAAP Financial Measures” below and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Not meaningful or greater than 100% change.
Pre-Tax Income (Loss) and Net Income (Loss)
Pre-tax loss and net loss were $413 million and $312 million, respectively, in the first quarter of 2024. This compares to first quarter of 2023 pre-tax income and net income of $17 million and $10 million, respectively. Excluding the effects of pre-tax net special items, pre-tax loss was $297 million in the first quarter of 2024 and pre-tax income was $45 million in the first quarter of 2023.
The period-over-period decrease in our pre-tax income on both a GAAP basis and excluding pre-tax net special items was principally driven by an increase in salaries, wages and benefits as a result of the ratification of a new collective bargaining agreement with our mainline pilots in August 2023, as well as increases in maintenance expenses and other rent and landing fees. These costs were offset in part by higher passenger revenue and lower aircraft fuel expense, discussed further below.

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
Revenue
In the first quarter of 2024, we reported total operating revenues of $12.6 billion, an increase of $381 million, or 3.1%, as compared to the first quarter of 2023. Passenger revenue was $11.5 billion, an increase of $355 million, or 3.2%, as compared to the first quarter of 2023. Continued strength in demand for air travel in the first quarter of 2024 resulted in a 10.5% increase in revenue passenger miles (RPMs) and an 81.5% load factor, offset in part by a 6.6% decrease in passenger yield on 8.5% capacity growth year-over-year, as measured by available seat miles (ASMs).
Cargo revenue decreased $36 million, or 16.0%, in the first quarter of 2024 from the first quarter of 2023 primarily due to a 26.7% decrease in cargo yield driven by increased air freight capacity globally, offset in part by a 14.7% increase in cargo ton miles.
Other operating revenue increased $62 million, or 7.2%, in the first quarter of 2024 from the first quarter of 2023, driven primarily by higher revenue associated with our loyalty program. During the three months ended March 31, 2024 and 2023, cash payments from co-branded credit card and other partners were $1.7 billion and $1.6 billion, respectively.
Our total revenue per available seat mile (TRASM) was 17.83 cents in the first quarter of 2024, a 4.9% decrease as compared to 18.75 cents in the first quarter of 2023.
Fuel
Aircraft fuel expense was $3.0 billion in the first quarter of 2024, which was $187 million, or 5.9%, lower as compared to the first quarter of 2023. This decrease was primarily due to a 12.8% decrease in the average price per gallon of aircraft fuel including related taxes to $2.86 in the first quarter of 2024 from $3.28 in the first quarter of 2023, offset in part by an 8.0% increase in gallons of fuel consumed due to increased capacity.
As of March 31, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel.
Our 2024 first quarter total operating cost per available seat mile (CASM) was 17.82 cents, a decrease of 1.4% from 18.08 cents in the first quarter of 2023. This decrease was primarily driven by a decrease in the average price per gallon of aircraft fuel including related taxes, offset in part by higher salaries, wages and benefits costs associated with the ratification of a new collective bargaining agreement with our mainline pilots in August 2023.
Our 2024 first quarter CASM excluding net special items and fuel was 13.49 cents, an increase of 2.3% from 13.18 cents in the first quarter of 2023, which was primarily driven by higher salaries, wages and benefits costs, as described above.
For a reconciliation of CASM to CASM excluding net special items and fuel, see “Reconciliation of GAAP to Non-GAAP Financial Measures” below.
Liquidity
As of March 31, 2024, we had $11.5 billion in total available liquidity, consisting of $8.3 billion in unrestricted cash and short-term investments, and $3.2 billion in total undrawn capacity under revolving credit and other facilities.

During the first three months of 2024, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information):
•entered into a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year; and
•issued $251 million of equipment loans and other notes payable in connection with the financing of certain aircraft.
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

	Three Months Ended March 31,
	2024	2023
	(In millions)
Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$(413)	$17
Pre-tax net special items (1):
Mainline operating special items, net	70	13
Nonoperating special items, net	46	15
Total pre-tax net special items	116	28
Pre-tax income (loss) excluding net special items	$(297)	$45

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

	Three Months Ended March 31,
	2024	2023
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$12,563	$11,751
Operating net special items (1):
Mainline operating special items, net	(70)	(13)
Aircraft fuel and related taxes	(2,980)	(3,167)
Total operating expenses, excluding net special items and fuel	$9,513	$8,571

Total available seat miles (ASM)	70,516	65,006
(In cents)
CASM	17.82	18.08
Operating net special items per ASM (1):
Mainline operating special items, net	(0.10)	(0.02)
Aircraft fuel and related taxes per ASM	(4.23)	(4.87)
CASM, excluding net special items and fuel	13.49	13.18

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three months ended March 31, 2024 and 2023. Amounts may not recalculate due to rounding.

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
Revenue passenger miles (millions) (a)	57,473	52,014	10.5%
Available seat miles (millions) (b)	70,516	65,006	8.5%
Passenger load factor (percent) (c)	81.5	80.0	1.5pts
Yield (cents) (d)	19.94	21.35	(6.6)%
Passenger revenue per available seat mile (cents) (e)	16.25	17.08	(4.9)%
Total revenue per available seat mile (cents) (f)	17.83	18.75	(4.9)%
Fuel consumption (gallons in millions)	1,042	965	8.0%
Average aircraft fuel price including related taxes (dollars per gallon)	2.86	3.28	(12.8)%
Total operating cost per available seat mile (cents) (g)	17.82	18.08	(1.4)%
Aircraft at end of period (h)	1,517	1,464	3.6%
Full-time equivalent employees at end of period	132,800	130,800	1.5%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above are 71 regional aircraft in temporary storage as of March 31, 2024 as follows: 57 Embraer 145, ten Bombardier CRJ 700, three Bombardier CRJ 900 and one Embraer 175.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger	$11,458	$11,103	$355	3.2
Cargo	187	223	(36)	(16.0)
Other	925	863	62	7.2
Total operating revenues	$12,570	$12,189	$381	3.1
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended March 31, 2023
	Three Months Ended March 31, 2024	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$11,458	10.5%	8.5%	1.5pts	(6.6)%	(4.9)%
Passenger revenue increased $355 million, or 3.2%, in the first quarter of 2024 from the first quarter of 2023 primarily due to continued strength in demand for air travel, resulting in a 10.5% increase in RPMs and an 81.5% load factor in the first quarter of 2024, offset in part by a 6.6% decrease in passenger yield on 8.5% capacity growth year-over-year, as measured by ASMs.
Cargo revenue decreased $36 million, or 16.0%, in the first quarter of 2024 from the first quarter of 2023 primarily due to a 26.7% decrease in cargo yield driven by increased air freight capacity globally, offset in part by a 14.7% increase in cargo ton miles.
Other operating revenue increased $62 million, or 7.2%, in the first quarter of 2024 from the first quarter of 2023, driven primarily by higher revenue associated with our loyalty program. During the three months ended March 31, 2024 and 2023, cash payments from co-branded credit card and other partners were $1.7 billion and $1.6 billion, respectively.
Total operating revenues increased $381 million, or 3.1%, in the first quarter of 2024 from the first quarter of 2023, driven primarily by the increase in passenger revenue as described above. Our TRASM was 17.83 cents in the first quarter of 2024, a 4.9% decrease as compared to 18.75 cents in the first quarter of 2023.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,980	$3,167	$(187)	(5.9)
Salaries, wages and benefits	3,867	3,281	586	17.8
Regional expenses	1,201	1,142	59	5.1
Maintenance, materials and repairs	884	712	172	24.2
Other rent and landing fees	819	708	111	15.8
Aircraft rent	328	344	(16)	(4.8)
Selling expenses	408	438	(30)	(6.8)
Depreciation and amortization	470	486	(16)	(3.3)
Mainline operating special items, net	70	13	57	nm
Other	1,536	1,460	76	5.2
Total operating expenses	$12,563	$11,751	$812	6.9

Additional detail regarding changes in our operating expenses is as follows:
Aircraft fuel and related taxes decreased $187 million, or 5.9%, in the first quarter of 2024 from the first quarter of 2023 primarily due to a 12.8% decrease in the average price per gallon of aircraft fuel including related taxes to $2.86 in the first quarter of 2024 from $3.28 in the first quarter of 2023, offset in part by an 8.0% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $586 million, or 17.8%, in the first quarter of 2024 from the first quarter of 2023 primarily driven by higher wage rates and costs for benefit-related items associated with the ratification of a new collective bargaining agreement with our mainline pilots in August 2023.
Regional expenses increased $59 million, or 5.1%, in the first quarter of 2024 from the first quarter of 2023 primarily due to an increase in regional flight operations at our wholly-owned regional carriers. An increase in the volume of engine overhauls also contributed to higher costs for maintenance, materials and repairs.
Maintenance, materials and repairs increased $172 million, or 24.2%, in the first quarter of 2024 from the first quarter of 2023 primarily due to increased costs for engine overhauls and airframe heavy checks driven by higher volume and flight hours.
Other rent and landing fees increased $111 million, or 15.8%, in the first quarter of 2024 from the first quarter of 2023 primarily due to rate increases at certain airports, higher landing fees and incremental engine leases.
Selling expenses decreased $30 million, or 6.8%, in the first quarter of 2024 from the first quarter of 2023 primarily due to a decrease in commissions expense, offset primarily by higher credit card fees driven by the overall increase in passenger revenues.
Other operating expenses increased $76 million, or 5.2%, in the first quarter of 2024 from the first quarter of 2023 primarily driven by the increase in flight operations, including increased costs for onboard food and catering, ground handling, crew travel and airport lounge operations, as well as certain general and administrative expenses.
Operating Special Items, Net

	Three Months Ended March 31,
	2024	2023
	(In millions)
Labor contract expenses (1)	$57	$—
Severance expenses	13	21
Other operating special items, net	—	(8)
Mainline operating special items, net	$70	$13

(1)Labor contract expenses relate to one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline passenger service team members, including a one-time signing bonus which was principally paid in the first quarter of 2024.
Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Interest income	$118	$125	$(7)	(6.2)
Interest expense, net	(497)	(540)	43	(8.0)
Other expense, net	(41)	(6)	(35)	nm
Total nonoperating expense, net	$(420)	$(421)	$1	(0.2)
Interest expense, net decreased $43 million, or 8.0%, in the first quarter of 2024 from the first quarter of 2023 primarily due to lower outstanding debt subsequent to the first quarter of 2023.

In the first quarter of 2024, other nonoperating expense, net primarily included a $46 million special charge for mark-to-market net unrealized losses associated with certain equity investments and $7 million of foreign currency losses, offset in part by $24 million of non-service related pension and other postretirement benefit plan income.
In the first quarter of 2023, other nonoperating expense, net primarily included $15 million of net special charges associated with debt refinancings and extinguishments, offset in part by $8 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
In the first quarter of 2024, we recorded an income tax benefit of $101 million. Substantially all of our income or loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger	$11,458	$11,103	$355	3.2
Cargo	187	223	(36)	(16.0)
Other	924	862	62	7.1
Total operating revenues	$12,569	$12,188	$381	3.1
Passenger revenue increased $355 million, or 3.2%, in the first quarter of 2024 from the first quarter of 2023 primarily due to continued strength in demand for air travel, resulting in an increase in RPMs and an increased load factor in the first quarter of 2024, offset in part by a decrease in passenger yield on higher capacity growth year-over-year, as measured by ASMs.
Cargo revenue decreased $36 million, or 16.0%, in the first quarter of 2024 from the first quarter of 2023 primarily due to a decrease in cargo yield driven by increased air freight capacity globally, offset in part by an increase in cargo ton miles.
Other operating revenue increased $62 million, or 7.1%, in the first quarter of 2024 from the first quarter of 2023, driven primarily by higher revenue associated with American’s loyalty program. During the three months ended March 31, 2024 and 2023, cash payments from co-branded credit card and other partners were $1.7 billion and $1.6 billion, respectively.
Total operating revenues increased $381 million, or 3.1%, in the first quarter of 2024 from the first quarter of 2023, driven primarily by the increase in passenger revenue as described above.

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,980	$3,167	$(187)	(5.9)
Salaries, wages and benefits	3,865	3,280	585	17.9
Regional expenses	1,197	1,143	54	4.7
Maintenance, materials and repairs	884	712	172	24.2
Other rent and landing fees	819	708	111	15.8
Aircraft rent	328	344	(16)	(4.8)
Selling expenses	408	438	(30)	(6.8)
Depreciation and amortization	468	484	(16)	(3.3)
Mainline operating special items, net	70	13	57	nm
Other	1,537	1,460	77	5.2
Total operating expenses	$12,556	$11,749	$807	6.9
Additional detail regarding changes in American’s operating expenses is as follows:
Aircraft fuel and related taxes decreased $187 million, or 5.9%, in the first quarter of 2024 from the first quarter of 2023 primarily due to a 12.8% decrease in the average price per gallon of aircraft fuel including related taxes to $2.86 in the first quarter of 2024 from $3.28 in the first quarter of 2023, offset in part by an 8.0% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $585 million, or 17.9%, in the first quarter of 2024 from the first quarter of 2023 primarily driven by higher wage rates and costs for benefit-related items associated with the ratification of a new collective bargaining agreement with American’s mainline pilots in August 2023.
Maintenance, materials and repairs increased $172 million, or 24.2%, in the first quarter of 2024 from the first quarter of 2023 primarily due to increased costs for engine overhauls and airframe heavy checks driven by higher volume and flight hours.
Other rent and landing fees increased $111 million, or 15.8%, in the first quarter of 2024 from the first quarter of 2023 primarily due to rate increases at certain airports, higher landing fees and incremental engine leases.
Selling expenses decreased $30 million, or 6.8%, in the first quarter of 2024 from the first quarter of 2023 primarily due to a decrease in commissions expense, offset primarily by higher credit card fees driven by the overall increase in passenger revenues.
Other operating expenses increased $77 million, or 5.2%, in the first quarter of 2024 from the first quarter of 2023 primarily driven by the increase in flight operations, including increased costs for onboard food and catering, ground handling, crew travel and airport lounge operations, as well as certain general and administrative expenses.
Operating Special Items, Net

	Three Months Ended March 31,
	2024	2023
	(In millions)
Labor contract expenses (1)	$57	$—
Severance expenses	13	21
Other operating special items, net	—	(8)
Mainline operating special items, net	$70	$13

(1)Labor contract expenses relate to one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline passenger service team members, including a one-time signing bonus which was principally paid in the first quarter of 2024.

Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Interest income	$262	$231	$31	13.2
Interest expense, net	(520)	(550)	30	(5.4)
Other expense, net	(41)	(6)	(35)	nm
Total nonoperating expense, net	$(299)	$(325)	$26	(7.9)
Interest income increased $31 million, or 13.2%, in the first quarter of 2024 from the first quarter of 2023 primarily due to higher returns on related party receivables from AAG. Interest expense, net decreased $30 million, or 5.4%, in the first quarter of 2024 from the first quarter of 2023 primarily due to lower outstanding debt subsequent to the first quarter of 2023.
In the first quarter of 2024, other nonoperating expense, net primarily included a $46 million special charge for mark-to-market net unrealized losses associated with certain equity investments and $7 million of foreign currency losses, offset in part by $24 million of non-service related pension and other postretirement benefit plan income.
In the first quarter of 2023, other nonoperating expense, net primarily included $15 million of net special charges associated with debt refinancings and extinguishments, offset in part by $8 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the first quarter of 2024, American recorded an income tax benefit of $70 million. Substantially all of American’s income or loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At March 31, 2024, AAG had $11.5 billion in total available liquidity and $895 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Cash	$604	$578	$592	$567
Short-term investments	7,696	7,000	7,692	6,998
Undrawn facilities	3,211	2,862	3,211	2,862
Total available liquidity	$11,511	$10,440	$11,495	$10,427
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
Certain Covenants
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. Our debt agreements also contain customary change of control provisions, which may require us to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Additionally, certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine enhanced equipment trust certificates (EETCs)) contain loan to value (LTV) or collateral coverage ratio covenants and certain agreements require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV or collateral coverage ratio exceeds or falls below a specified threshold, as the case may be, we will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our 5.50% senior secured notes due 2026, 5.75% senior secured notes due 2029 and AAdvantage Term Loan Facility (collectively, the AAdvantage Financing) contain a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing covenants.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $2.2 billion and $3.3 billion for the first quarter of 2024 and 2023, respectively, a $1.2 billion period-over-period decrease driven by a net loss in the first quarter of 2024, $280 million in required contributions to our defined benefit pension plans and $261 million related to the payout of our 2023 profit sharing program.
Investing Activities
Our net cash used in investing activities was $1.5 billion and $2.8 billion for the first quarter of 2024 and 2023, respectively.
Our principal investing activities in the first quarter of 2024 included $824 million of capital expenditures, which primarily related to the purchase of six Embraer 175 aircraft, two Airbus A321neo aircraft, four spare engines and aircraft purchase deposits. Additionally, we had $702 million in net purchases of short-term investments.
Our principal investing activities in the first quarter of 2023 included $2.5 billion in net purchases of short-term investments. Additionally, we had $505 million of capital expenditures, which primarily related to the purchase of two Airbus A321neo aircraft, two Embraer 175 aircraft and five spare engines.
Financing Activities
Our net cash used in financing activities was $642 million and $539 million for the first quarter of 2024 and 2023, respectively.
Our principal financing activities in the first quarter of 2024 included $873 million in scheduled repayments of debt and finance lease obligations. These cash outflows were offset by $248 million borrowed in connection with the financing of certain aircraft.
Our principal financing activities in the first quarter of 2023 included $502 million in net repayments of debt and finance lease obligations. We refinanced approximately $1.8 billion in aggregate principal amount of term loans outstanding under the 2013 Term Loan Facility by extending the maturity of $1.0 billion in term loans under the 2013 Term Loan Facility and issuing $750 million in aggregate principal amount of the 7.25% senior secured notes due 2028.
American
Operating Activities
American’s net cash provided by operating activities was $2.2 billion and $3.3 billion for the first quarter of 2024 and 2023, respectively, a $1.2 billion period-over-period decrease driven by a net loss in the first quarter of 2024, $280 million in required contributions to American’s defined benefit pension plans and $261 million related to the payout of American’s 2023 profit sharing program.

Investing Activities
American’s net cash used in investing activities was $1.5 billion and $2.8 billion for the first quarter of 2024 and 2023, respectively.
American’s principal investing activities in the first quarter of 2024 included $815 million of capital expenditures, which primarily related to the purchase of six Embraer 175 aircraft, two Airbus A321neo aircraft, four spare engines and aircraft purchase deposits. Additionally, American had $700 million in net purchases of short-term investments.
American’s principal investing activities in the first quarter of 2023 included $2.5 billion in net purchases of short-term investments. Additionally, American had $494 million of capital expenditures, which primarily related to the purchase of two Airbus A321neo aircraft, two Embraer 175 aircraft and five spare engines.
Financing Activities
American’s net cash used in financing activities was $629 million and $521 million for the first quarter of 2024 and 2023, respectively.
American’s principal financing activities in the first quarter of 2024 included $870 million in scheduled repayments of debt and finance lease obligations. These cash outflows were offset by $248 million borrowed in connection with the financing of certain aircraft.
American’s principal financing activities in the first quarter of 2023 included $500 million in net repayments of debt and finance lease obligations. American refinanced approximately $1.8 billion in aggregate principal amount of term loans outstanding under the 2013 Term Loan Facility by extending the maturity of $1.0 billion in term loans under the 2013 Term Loan Facility and issuing $750 million in aggregate principal amount of the 7.25% senior secured notes due 2028.
Commitments
Significant Indebtedness
As of March 31, 2024, AAG had $32.2 billion in long-term debt, including current maturities of $4.0 billion. As of March 31, 2024, American had $26.9 billion in long-term debt, including current maturities of $3.5 billion. All material changes in our significant indebtedness since our 2023 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of March 31, 2024, we had definitive purchase agreements for the acquisition of the following new aircraft (1):

	Remainder of 2024	2025	2026	2027	2028	2029 and Thereafter	Total
Airbus
A320neo Family (2)	3	16	21	31	14	64	149
Boeing
737 MAX Family (3)	16	18	10	—	20	95	159
787 Family	3	8	4	5	5	5	30
Embraer
175 (4)	11	12	18	15	15	30	101
Total	33	54	53	51	54	194	439

(1)Delivery schedule represents our best estimate as of the date of this report as described in footnote (d) to the “Contractual Obligations” table below. Actual delivery dates are subject to change, which could be material, based on various potential factors including production delays by the manufacturer and regulatory concerns.
(2)In March 2024, we entered into definitive agreements with Airbus S.A.S. to purchase 85 Airbus A321neo aircraft, with options to purchase up to an additional 75 Airbus A321neo aircraft.

(3)In March 2024, we entered into definitive agreements with The Boeing Company to purchase 85 Boeing 737-10 MAX aircraft, with options to purchase up to an additional 75 Boeing 737-10 MAX aircraft. In addition to our order of incremental aircraft, we converted 30 of our existing firm orders for Boeing 737-8 MAX aircraft into firm orders for Boeing 737-10 MAX aircraft.
(4)In March 2024, we entered into a definitive agreement with Embraer S.A. for the purchase of 90 Embraer 175 regional aircraft, with purchase rights for an additional 43 Embraer 175 aircraft.
We also have agreements for 66 spare engines to be delivered in the second quarter of 2024 and beyond. In addition, as of March 31, 2024, we have committed to purchase one used Embraer 175 aircraft which is currently flown under a capacity purchase agreement with a third-party regional carrier and is already included in our aircraft count. The “Contractual Obligations” table below reflects these commitments.
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
There have been no material changes in our off-balance sheet arrangements as discussed in our 2023 Form 10-K.
Labor Contracts
In January 2024, a new five-year collective bargaining agreement was ratified by the Communications Workers of America and International Brotherhood of Teamsters for our mainline passenger service team members, which is amendable in 2029.

Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of March 31, 2024 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	Remainder of 2024	2025	2026	2027	2028	2029 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$2,685	$3,735	$4,619	$4,657	$5,100	$6,146	$26,942
Interest obligations (b), (c)	1,237	1,429	1,095	766	490	511	5,528
Finance lease obligations	117	139	112	73	37	129	607
Aircraft and engine purchase commitments (d)	1,393	3,172	2,874	3,631	3,583	13,797	28,450
Operating lease commitments	1,334	1,616	1,409	1,240	1,106	4,224	10,929
Regional capacity purchase agreements (e)	1,556	1,995	1,701	1,470	691	1,335	8,748
Minimum pension obligations (f)	—	251	244	165	140	65	865
Retiree medical and other postretirement benefits	94	131	137	137	135	606	1,240
Other purchase obligations (g)	4,345	3,018	1,874	638	276	3,444	13,595
Total American Contractual Obligations	12,761	15,486	14,065	12,777	11,558	30,257	96,904

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	1,487	—	—	—	3,746	5,233
Interest obligations (b)	61	152	175	207	205	418	1,218
Finance lease obligations	5	—	—	—	—	—	5
Operating lease commitments	15	12	10	6	4	27	74
Minimum pension obligations (f)	4	2	2	1	1	3	13
Total AAG Contractual Obligations	$12,846	$17,139	$14,252	$12,991	$11,768	$34,451	$103,447

(a)Amounts represent contractual amounts due. Excludes $336 million and $12 million of unamortized debt discount, premium and issuance costs as of March 31, 2024 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at March 31, 2024.
(c)Includes $7.4 billion of future principal payments and $966 million of future interest payments as of March 31, 2024, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(d)See “Aircraft and Engine Purchase Commitments” above for additional information about the firm commitment aircraft delivery schedule, in particular the footnote to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the manufacturer and regulatory concerns. Additionally, the amounts in the table exclude three and two Boeing 787 Family aircraft scheduled to be delivered in 2024 and 2025, respectively, in each case for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.

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
(f)Represents minimum pension contributions based on actuarially determined estimates as of December 31, 2023 and is based on estimated payments through 2033. During the first three months of 2024, we made required contributions of $280 million to our defined benefit pension plans.
(g)Includes purchase commitments for aircraft fuel, flight equipment maintenance and information technology support and excludes obligations under certain fuel offtake agreements or other agreements for which the timing of the related expenditure is uncertain, or which are subject to material contingencies, such as the construction of a production facility.
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
Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2023 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG’s and American’s Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2023 Form 10-K except as updated below.
Aircraft Fuel
As of March 31, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2024 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2024 annual fuel expense by approximately $45 million.

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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our March 31, 2024 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $100 million and annual interest income on short-term investments would increase by approximately $80 million.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of March 31, 2024 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2024, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of March 31, 2024, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for the remainder of 2024 through 2028 would be approximately $14.7 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If needed, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following transactions we completed in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; volatile or otherwise unfavorable market conditions; and the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase aircraft and engines or fund our other corporate requirements, or may seek to negotiate deferrals for such aircraft and engines with the applicable manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. Furthermore, we hold significant balances of cash and short-term investments, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully or to fund our committed expenditures. An inability to obtain necessary financing on acceptable terms would limit our ability to execute necessary capital projects and would have a material adverse impact on our business, results of operations and financial condition.

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
•contain financial covenants, including the requirement to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, as well as collateral coverage ratios and peak debt service coverage ratios;
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
•increases in costs related to meeting our climate goals or obligations, including in respect of the costs to be incurred to migrate to increased use of sustainable aviation fuel (SAF) in lieu of conventional aviation fuel;
•outbreaks of diseases or other public health or safety concerns that affect travel behavior, such as occurred during the COVID-19 pandemic; and
•weather and natural disasters, including increases in frequency, severity or duration of such disasters, and related costs caused by more severe weather due to climate change.
In particular, the COVID-19 pandemic, along with the measures governments and private organizations worldwide implemented in an attempt to contain its spread, resulted in significant volatility in demand for air travel, which adversely affected our business, operations and financial condition to an unprecedented extent and for a prolonged period. Measures implemented during the COVID-19 pandemic—such as travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, cancellation of public events and many others—initially resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material deterioration in demand, we took a number of aggressive actions to ameliorate the impacts to our business, operations and financial condition.
A potential resurgence of COVID-19, or an outbreak of another contagious disease, such as has occurred in the past with the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus or any other similar illness, if it were to become associated with air travel or persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. There can be no assurance that any mitigating actions we take in response will be sufficient to avert a deterioration in our business, financial condition and results of operations. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.

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
In certain instances, other air carriers are attempting to operate scheduled service with a business model that relies on the Federal Aviation Administration (FAA) Part 135, a regulatory environment that is generally less stringent than the rules applicable to our airline and similar airlines that operate under FAA Part 121 and which provides those airlines certain competitive advantages that Part 121 airlines cannot replicate. We have objected to the United States Department of Transportation (DOT) and the Transportation Security Administration (TSA) that the less stringent Part 135 rules were never intended as a basis for scheduled passenger service and that business model should not be permissible, and the agencies’ review is ongoing. A DOT or TSA decision to allow scheduled passenger service under Part 135 and the actions of existing or future carriers using that business model, including those described above, could adversely impact our business, financial condition and results of operations.
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
On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the Northeast Alliance arrangement (NEA). In June 2023, JetBlue delivered a notice of termination of the NEA, effective July 29, 2023, and the carriers have commenced wind-down activities to accommodate mutual customers. American has appealed the District Court’s decision to the Court of Appeals for the First Circuit; such appeal remains pending. Separately, in December 2022, two putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. In February 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. All cases have since been consolidated in the U.S. District Court for the Eastern District of New York. American, together with JetBlue, filed a motion to dismiss on September 21, 2023, which remains pending. We believe these complaints are without merit and are defending against them vigorously.
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
Additionally, our AAdvantage program, which is an important element of our business, faces significant and increasing competition from the loyalty programs offered by other travel companies, as well as from similar loyalty benefits offered by banks and other financial services companies. Competition among loyalty programs is intense regarding the rewards, fees, required usage, and other terms and conditions of these programs. In addition, we have used certain assets from our AAdvantage program as collateral for the AAdvantage Financing, which contains covenants that impose restrictions on certain amendments or changes to certain of our AAdvantage program agreements provided as collateral under the AAdvantage Financing and other aspects of the AAdvantage program. These competitive factors and covenants (to the extent applicable) may affect our ability to attract and retain customers, increase usage of our loyalty program and maximize the revenue generated by our loyalty program.
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
Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements (CBAs) generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB). As of December 31, 2023, approximately 87% of our employees were represented for collective bargaining purposes by labor unions, and 34% were covered by CBAs that are currently amendable or that will become amendable within one year. For the dates that the CBAs with our major work groups become amendable under the RLA, see “Labor Relations” under Part I, Item 1. Business – “Sustainability – Our People” in our 2023 Form 10-K.
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
Currently, we believe our labor costs are generally competitive relative to the other large network carriers. However, personnel shortages, in particular for pilots, and general wage inflation have impacted and are expected to continue to impact our labor costs. In July 2023, we reached a tentative agreement with the union representing our mainline pilots, which was subsequently ratified by the pilots in August 2023. The new agreement, which became effective in the third quarter of 2023, includes significant increases in pilot pay and benefits, in line with agreements recently concluded by our large network competitors with their pilots’ unions. We remain in negotiations for other new labor agreements and anticipate that any new contracts we agree to with our labor groups will include material increases in salaries and other benefits, which will significantly increase our labor expense.
If we encounter problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
A significant portion of our regional operations are conducted by third-party operators on our behalf and are provided for under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain skilled personnel, including in particular pilots and mechanics, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Several of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of pilots, mechanics and other skilled personnel and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. In particular, the severe decline in demand for air travel resulting from the COVID-19 pandemic and related governmental restrictions on travel materially impacted demand for services provided by our regional carriers and, as a result, we temporarily significantly reduced our regional capacity. Further, as airlines restored capacity in line with increased demand for air travel following the height of the COVID-19 pandemic, these third-party operators experienced difficulties in recruiting and retaining sufficient personnel to operate significantly increased schedules, and have in some instances been required to offer significant increases in pay and other benefits to recruit and retain pilots and other personnel. Periods of volatility in travel demand have the potential to adversely affect our regional operators, some of whom may experience significant financial stress, declare bankruptcy or otherwise cease to operate. We may also experience disruption to our regional operations or incur financial damages if we terminate the capacity purchase agreement with one or more of our current operators or transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.
In addition, our reliance upon others to provide essential services on our behalf in our operations may result in our relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including distribution and sale of airline seat inventory, reservations, provision of information technology and services, regional operations, aircraft maintenance, fueling, catering, ground services and facilities and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third-party service provider. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers, or at all. These third parties have faced challenges retaining and recruiting people with the appropriate skills to meet our requirements. We rely on the operation of complex supply chains and a large number of third parties for the procurement and fulfillment of parts, components, consumable or disposable goods and other products and services essential to our business. The COVID-19 pandemic also caused significant disruption in global supply chains and staffing shortages, which affected and, if there is a resurgence, or similar event in the future, may affect the availability and timely delivery and fulfillment of many goods, including certain of those that we purchase directly or which are required by third parties to perform contracted services for us. Following a faster than expected return of demand for air travel as COVID-19 cases declined worldwide and governments lifted travel restrictions, suppliers and many of the airports we serve experienced acute shortages of personnel, resulting in increased delays, cancellations and, in certain cases, restrictions on passenger numbers or the number of flights to or from certain airports. We cannot guarantee that, as a result of ongoing or future supply chain disruptions or staffing shortages, we, our third-party partners, or the airports we serve will be able to timely source all of the products and services we require in the course of our business, or that we will be successful in procuring suitable alternatives. Any material problems with the adequacy, efficiency and timeliness of contract services, resulting from financial hardships, personnel shortages or otherwise, could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, we have used certain of our branding and AAdvantage program intellectual property as collateral for various financings (including the AAdvantage Financing), which contain covenants that impose restrictions on the use of such intellectual property and, in the case of the AAdvantage Financing, on certain amendments or changes to our AAdvantage program. These covenants may have an adverse effect on our ability to use such intellectual property.
We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity.
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved, and additional claims may arise in the future. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a legal proceeding is resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to operate or market our services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business. Additional information regarding certain legal matters in which we are involved can be found in Note 12 to each of AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Item 1A and Part I, Item 1B, respectively.
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
A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50% during a rolling three-year period). In 2013, we experienced an ownership change in connection with our emergence from bankruptcy and US Airways Group, Inc. (US Airways Group) experienced an ownership change in connection with the merger of US Airways Group and AMR Corporation (the Merger). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $3.0 billion of unlimited NOLs still remaining at December 31, 2023) of our federal NOL carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules are determined not to apply, our ability to utilize such federal NOL carryforwards may be subject to limitation. Potential future transactions involving warrants, stock options, common or preferred stock or other equity, may increase the possibility that the Company will experience a future “ownership change” under Section 382. Substantially all of our remaining federal NOL carryforwards attributable to US Airways Group and its subsidiaries are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.
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
An important part of our strategy to expand our network has been to initiate or expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in certain instances, including China Southern Airlines Company Limited, GOL Linhas Aéreas Inteligentes S.A. (GOL) and JetSMART Holdings Limited, by making an equity investment in another airline in connection with initiating or expanding such a commercial relationship. We may explore additional investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships, or inability to form as many of these relationships as our competitors, may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment, if any, or that they may not generate the expected revenue synergies, and they may distract management focus from our operations or other strategic options. We may also be subject to consequences from any illegal conduct of joint business partners as well as to any political or regulatory change that negatively impacts or prohibits our arrangements with any such business partners. In addition, volatility in demand for air travel, such as occurred during the COVID-19 pandemic, could materially disrupt our partners’ abilities to provide air service, the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the maintenance or expansion of existing relationships. If any carriers with which we partner or in which we hold an equity stake were to cease trading or be declared insolvent, we could lose the value of any such investment or experience significant operational disruption, which is a risk that we are subject to with respect to our investment in and commercial arrangements with GOL in light of its commencement in January 2024 of bankruptcy proceedings in the U.S. Federal Bankruptcy Court for the Southern District of New York. These events could have a material adverse effect on our business, results of operations and financial condition.
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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business and thus is a significant factor in the price of airline tickets. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $1.32 per gallon to a high of approximately $4.40 per gallon during the period from January 1, 2021 to March 31, 2024. Aircraft fuel prices reflect not only the price of underlying crude oil, but also the price charged to refine crude oil into aircraft fuel (often referred to as the “crack spread”), transportation costs, handling costs and taxes, and increases in any of these underlying components would increase the price we ultimately pay for aircraft fuel.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of March 31, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
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
In 2018, Congress passed a five-year funding authorization for the FAA which was scheduled to expire on September 30, 2023, but was recently extended to May 10, 2024. The legislative process to renew this authorization (the FAA Authorization Renewal) could impact us, and commercial aviation more generally, in numerous ways. As part of the FAA Authorization Renewal, Congress could seek to impose new rules or regulations concerning, among other things, customer service, aviation safety, labor requirements, investments in FAA staffing and resources, improvements to the ATC system and managing new entrants in the U.S. national airspace system, as well as new or increased fees or taxes intended to fund these policies. Any new or enhanced requirements resulting from the FAA Authorization Renewal have the potential to increase our costs or impact our operation. Congressional action on the FAA Authorization Renewal has already begun and Congress has indicated that their goal is to pass the bill in advance of the newly set May 10, 2024 expiration. If Congress fails to pass the FAA Authorization Renewal, we expect passage of an additional extension of the current law to prevent a lapse in authorities.
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
Similarly, there are a number of legislative and regulatory initiatives and reforms at the state and local levels in the U.S. These initiatives include increasingly stringent laws to protect the environment, wage/hour requirements, mandatory paid sick or family leave and healthcare mandates. These laws could affect our relationship with our workforce and the vendors that serve our airline and cause our expenses to increase without an ability to pass through these costs. In recent years, the airline industry has experienced an increase in litigation over the application of state and local employment laws, particularly in California. Application of these laws may result in operational disruption, increased litigation risk and impact our negotiated labor agreements. For example, we are currently involved in legal proceedings in California concerning alleged violations of the state’s labor code including, among other things, violations of certain meal and rest break laws, and an adverse determination in any of these cases could adversely impact our operational flexibility and result in the imposition of damages and fines, which could potentially be significant. We have reached an agreement to settle a class litigation brought by flight attendants in California and anticipate final approval by the court in the second quarter of 2024. In addition, legislation passed by the California legislature in March 2023 should effectively foreclose future meal and rest break claims from flight attendants in California. However, there is still risk of future litigation from flight attendants and other work groups involving other types of wage and hour laws in California and other jurisdictions which could seek to implement similar laws.
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
We operate a global business with significant operations outside of the U.S. Our current international activities and prospects have been, and in the future could be, adversely affected by government policies, reversals or delays in the opening of foreign markets, increased competition in international markets, the performance of our alliance, joint business and codeshare partners in a given market, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international governmental regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots, and new or evolved policies related to consumer protections. In particular, the COVID-19 pandemic severely impacted the demand for international travel for a prolonged period, and resulted in the imposition of significant governmental restrictions on commercial air service to or from certain regions. We responded by temporarily suspending a significant portion of our long-haul international flights and delaying the introduction of certain new long-haul international routes. In spite of the elimination of COVID-19 related travel restrictions, we can provide no assurance as to when demand for international travel will return to pre-COVID-19 pandemic levels in certain markets, if at all, or whether certain international destinations we previously served will be economical in the future.
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
Acts of terrorism and other violence, domestically or abroad, or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats, attacks and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks of September 11, 2001 and any other such measures that may be introduced in the future generate higher operating costs for airlines. The Aviation and Transportation Security Act mandated improved flight deck security, deployment of federal air marshals on-board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to the U.S. Customs and Border Protection Agency and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue. Implementation of and compliance with increasingly complex security and customs requirements will continue to result in increased costs for us and our passengers, and have caused and likely will continue to cause periodic service disruptions and delays. We have at times found it necessary or desirable to make significant expenditures to comply with security-related requirements while seeking to reduce their impact on our customers, such as expenditures for automated security screening lines at airports. As a result of competitive pressure, and the need to improve security screening throughput to support the pace of our operations, it is unlikely that we will be able to capture all security-related costs through increased fares. We cannot forecast what new security requirements may be imposed in the future, or their impact on our business. In addition, avoiding areas of armed conflict or locations inaccessible to us due to geopolitical factors can impact our operations and financial results. For instance, airspace closures or restrictions may require us to alter flight paths or make further operational adjustments, such as changes to preferred diversion locations, thereby increasing the distance, duration and amount of fuel required to operate certain international flights, in particular relative to competitors not subject to these airspace restrictions. Armed conflicts in or affecting international markets we serve could also adversely impact our business by, among other things, depressing demand for travel to certain regions or requiring us to suspend air service to certain destinations. For example, in October 2023, we suspended our service to Tel Aviv, Israel, and cannot predict when, or if, we will be in a position to restore such service. The outbreak or spread of armed conflict could force us to make additional reductions or changes to our service and could result in volatility in oil markets and disruptions to global trade, which could materially increase our costs or impact our supply chains.
We are subject to risks associated with climate change, including increased regulation of our GHG emissions, changing consumer preferences and the potential for increased impacts of severe weather events on our operations and infrastructure.
Efforts to combat climate change have increased the focus by regulators worldwide on the need to reduce greenhouse gas (GHG) emissions, including those from the airline industry. Concerns over GHG emissions are likely to result in continued attempts to adopt requirements or change business environments related to aviation that, if successful, may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs, including potentially new taxes, to regulate GHG emissions. In addition, certain airports have proposed, and could in the future adopt, GHG emission or climate-related goals or measures that could impact our operations or require us to make changes or investments in our infrastructure. In particular, the International Civil Aviation Organization (ICAO) has adopted rules, including those pertaining to the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which will require us to mitigate the growth of GHG emissions associated with a significant majority of our international flights.
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
Due to the uncertainty surrounding the applicability of CORSIA to our operations in the long-term, we and other airlines are increasingly subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that could lead to increased expenses related to the emissions of our flights. Furthermore, recent implementation of and potential for other new regulatory initiatives to reduce airline GHG emissions may increase our compliance costs. For more information on these regulatory developments, see “Environmental Matters” under Part I, Item 1. Business – “Domestic and Global Regulatory Landscape” in our 2023 Form 10-K.
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
Governmental authorities in the U.S. and abroad are increasingly focused on potential contamination resulting from the use of certain chemicals, most notably per- and polyfluoroalkyl, substances (PFAS). Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including those related to aviation. Among other things, recent changes to federal requirements for firefighting foams containing PFAS, as well as related state regulations affecting their use, will require operational and infrastructure changes. In August 2022, the EPA published for public comment a new rulemaking that would designate two PFAS substances (perfluorooctanoic acid and perfluorooctanesulfonic acid) as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act. This rulemaking would require entities to immediately report current and past releases that meet or exceed the reportable quantity for such substances to EPA’s National Response Center. In February 2024, the EPA published, for public comment, a new rulemaking to list nine PFAS as hazardous constituents under the Resource Conservation and Recovery Act. This rulemaking could require additional oversight and management of PFAS-containing waste. Depending on the final outcomes of these rulemakings and the introduction of any additional state or federal regulations, we may incur costs in connection with reporting obligations and costs related to materials management and historic usage of PFAS-containing materials, transitioning away from the usage of PFAS-containing products and firefighting systems, disposing of PFAS-containing waste or remediating any residual environmental impacts.
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
As part of the FAA Authorization Renewal process, Congress has proposed increasing the pilot retirement age from 65 to 67 to help address the pilot shortage. The House of Representatives included such a measure in the bill that it passed in July 2023. The Senate Committee on Commerce, Science and Transportation voted not to include a provision raising the retirement age in the bill that it passed in February 2024. Raising the mandatory retirement age could help to mitigate the pilot shortage at regional airlines and other carriers operating domestically, but it could create potentially significant challenges to mainline carriers operating internationally, as the international standard for pilot retirement is currently 65.
We depend on a limited number of suppliers for aircraft, aircraft engines and parts. Delays in scheduled aircraft deliveries, unexpected grounding of aircraft or aircraft engines whether by regulators or by us, or other loss of anticipated fleet capacity, and failure of new aircraft to receive regulatory approval, be produced or otherwise perform as and when expected, will adversely impact our business, results of operations and financial condition.
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
The success of our business depends on, among other things, effectively managing the number and types of aircraft we operate. If, for any reason, we are unable to accept or secure deliveries of new aircraft on contractually scheduled delivery timelines, our business, results of operations and financial condition could be negatively impacted. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet, and in certain cases, may require us to undertake costly refurbishments or maintenance of such aircraft. Such unanticipated extensions or delays, which as noted above have recently been relatively commonplace among manufacturers of commercial aircraft, may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to our schedule, thereby reducing revenues. Repeated or prolonged delays in the production, delivery or induction of our new aircraft could also require us to scale back our growth plans, reduce frequencies or forgo service entirely to certain markets, which could adversely affect our business, financial condition and results of operations.
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
In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports we serve are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may impose other operational restrictions as well. In the U.S., the DOT and the FAA currently regulate the allocation of slots or slot exemptions at Ronald Reagan Washington National Airport (DCA) and two New York City airports: John F. Kennedy International Airport and LaGuardia Airport (LGA). Our operations at these airports generally require the allocation of slots or similar regulatory authority. In addition to slot restrictions, operations at DCA and LGA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,250 and 1,500 miles, respectively. Similarly, our operations at LHR, international airports in Frankfurt, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Airline Trade Association Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls or other operational restrictions at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. During periods of reduced demand for air travel, such as during the COVID-19 pandemic, we may rely on exemptions granted by applicable authorities from the requirement that we continuously use certain slots, gates and routes or risk having such operating rights revoked, and depending on the applicable authority these exemptions can vary in the way they are structured and applied. We cannot predict whether such exemptions will be made available, whether they will be granted on the same or similar terms as in past instances, or whether we ultimately could be at risk of losing valuable operating rights. If we are forced to surrender slots or other rights, we may be unable to provide our desired level of service to or from certain destinations in the future. We cannot provide any assurance that regulatory changes resulting in changes in the application of slot controls or the allocation of or any reallocation of existing slots, the continued enforcement or termination of a perimeter rule or similar regulatory regime will not have a material adverse impact on our operations.
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
•public or private sales of a substantial number of shares of AAG common stock or issuances of AAG common stock upon the exercise or conversion of restricted stock unit awards, stock appreciation rights, or other securities that may be issued from time to time, including warrants we have issued in connection with our receipt of funds under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (the PSP Extension Law) and the American Rescue Plan Act of 2021 (ARP);
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
The closing price of our common stock on the Nasdaq Global Select Market varied from $10.92 to $18.80 during 2023 and $12.93 to $15.68 during 2024 year-to-date through April 19, 2024. At times, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that in recent years this wide range of trading prices has largely reflected the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
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
Our Certificate of Incorporation and Bylaws include significant provisions that limit voting and ownership and disposition of our equity interests as described in Part II, Item 5. Market for American Airlines Group’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities – “Ownership Restrictions” in our 2023 Form 10-K and AAG’s Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 to our 2023 Form 10-K. Further restrictions are set forth in our Tax Benefit Preservation Plan, which was filed as Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 22, 2021. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.
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
We may conduct future offerings of material amounts of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations, to fund acquisitions, or for any other purposes at any time and from time to time (including as compensation to the U.S. Government for the proceeds received pursuant to the payroll support program established under the CARES Act (PSP1), the payroll support program established under the PSP Extension Law (PSP2) and the payroll support program established under the ARP (PSP3)). If these additional shares or securities are issued or sold, or if it is perceived that they will be sold, into the public market or otherwise, the trading price of our common stock and the 6.50% convertible senior notes due 2025 (the Convertible Notes) could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock and the Convertible Notes could decline substantially.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Exhibit Number	Description

10.1	Amendment No. 16, dated as of March 2, 2024, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011.*
10.2	Supplemental Agreement No. 21, dated as of February 15, 2024, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company.*
10.3	Supplemental Agreement No. 32, dated as of March 4, 2024, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.*
10.4	Severance Agreement and Restrictive Covenants Agreement, dated as of September 20, 2023, among American Airlines Group, Inc., American Airlines, Inc. and Stephen L. Johnson.
10.5	Severance Agreement and Restrictive Covenants Agreement, dated as of February 21, 2024, among American Airlines Group, Inc., American Airlines, Inc. and Devon May.
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: April 25, 2024	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: April 25, 2024	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)