Form 10-Q
period 2024-06-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2024-07-25
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024

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
As of July 19, 2024, there were 656,703,913 shares of American Airlines Group Inc. common stock outstanding.
As of July 19, 2024, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2024

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
•Changes to our business model that are designed to increase revenues and reduce costs may not be successful and may cause operational difficulties or decreased demand.
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
•We depend on a limited number of suppliers for aircraft, aircraft engines and parts. Delays in scheduled aircraft deliveries, unexpected grounding of aircraft or aircraft engines whether by regulators or by us, or other loss of anticipated fleet capacity, and failure of new aircraft to receive regulatory approval, be produced or otherwise perform as and when expected, adversely impacts our business, results of operations and financial condition.
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues:
Passenger	$13,202	$12,978	$24,661	$24,081
Cargo	195	197	382	420
Other	937	880	1,861	1,743
Total operating revenues	14,334	14,055	26,904	26,244
Operating expenses:
Aircraft fuel and related taxes	3,061	2,723	6,042	5,890
Salaries, wages and benefits	3,953	3,635	7,820	6,917
Regional expenses	1,268	1,153	2,469	2,295
Maintenance, materials and repairs	950	808	1,834	1,520
Other rent and landing fees	834	762	1,653	1,470
Aircraft rent	314	344	642	688
Selling expenses	456	489	864	927
Depreciation and amortization	474	483	944	969
Special items, net	—	—	70	13
Other	1,640	1,495	3,175	2,955
Total operating expenses	12,950	11,892	25,513	23,644
Operating income	1,384	2,163	1,391	2,600
Nonoperating income (expense):
Interest income	128	162	246	288
Interest expense, net	(486)	(548)	(984)	(1,088)
Other income (expense), net	2	(14)	(38)	(21)
Total nonoperating expense, net	(356)	(400)	(776)	(821)
Income before income taxes	1,028	1,763	615	1,779
Income tax provision	311	425	210	431
Net income	$717	$1,338	$405	$1,348

Earnings per common share:
Basic	$1.09	$2.05	$0.62	$2.06
Diluted	$1.01	$1.88	$0.59	$1.91
Weighted average shares outstanding (in thousands):
Basic	656,965	653,602	656,406	652,801
Diluted	720,302	719,345	720,712	718,890

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$717	$1,338	$405	$1,348
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	19	17	37	34
Investments	—	—	(1)	1
Total other comprehensive income, net of tax	19	17	36	35
Total comprehensive income	$736	$1,355	$441	$1,383
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$605	$578
Short-term investments	7,841	7,000
Restricted cash and short-term investments	875	910
Accounts receivable, net	2,067	2,026
Aircraft fuel, spare parts and supplies, net	2,575	2,400
Prepaid expenses and other	832	658
Total current assets	14,795	13,572
Operating property and equipment
Flight equipment	42,752	41,794
Ground property and equipment	10,198	10,307
Equipment purchase deposits	1,052	760
Total property and equipment, at cost	54,002	52,861
Less accumulated depreciation and amortization	(22,958)	(22,097)
Total property and equipment, net	31,044	30,764
Operating lease right-of-use assets	7,873	7,939
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $837 and $834, respectively	2,047	2,051
Deferred tax asset	2,668	2,888
Other assets	1,607	1,753
Total other assets	10,413	10,783
Total assets	$64,125	$63,058
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$4,120	$3,632
Accounts payable	3,016	2,353
Accrued salaries and wages	1,767	2,377
Air traffic liability	8,030	6,200
Loyalty program liability	3,619	3,453
Operating lease liabilities	1,209	1,309
Other accrued liabilities	2,849	2,738
Total current liabilities	24,610	22,062
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	27,636	29,270
Pension and postretirement benefits	2,652	3,044
Loyalty program liability	6,031	5,874
Operating lease liabilities	6,482	6,452
Other liabilities	1,460	1,558
Total noncurrent liabilities	44,261	46,198
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 656,607,802 shares issued and outstanding at June 30, 2024; 654,273,192 shares issued and outstanding at December 31, 2023	7	7
Additional paid-in capital	7,389	7,374
Accumulated other comprehensive loss	(4,858)	(4,894)
Retained deficit	(7,284)	(7,689)
Total stockholders’ deficit	(4,746)	(5,202)
Total liabilities and stockholders’ equity (deficit)	$64,125	$63,058
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$3,308	$5,096
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,475)	(1,244)
Proceeds from sale-leaseback transactions and sale of property and equipment	353	183
Purchases of short-term investments	(4,714)	(7,587)
Sales of short-term investments	3,881	4,656
Decrease in restricted short-term investments	68	33
Other investing activities	(5)	214
Net cash used in investing activities	(1,892)	(3,745)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(1,836)	(3,246)
Proceeds from issuance of long-term debt	527	2,143
Other financing activities	(48)	(55)
Net cash used in financing activities	(1,357)	(1,158)
Net increase in cash and restricted cash	59	193
Cash and restricted cash at beginning of period	681	586
Cash and restricted cash at end of period (1)	$740	$779

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$630	$617
Property and equipment acquired through debt, finance leases and other	158	72
Operating leases converted to finance leases	130	—
Finance leases converted to operating leases	30	21
Supplemental information:
Interest paid, net	979	1,027
Income taxes paid	6	3

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$605	$614
Restricted cash included in restricted cash and short-term investments	135	165
Total cash and restricted cash	$740	$779
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2023	$7	$7,374	$(4,894)	$(7,689)	$(5,202)
Net loss	—	—	—	(312)	(312)
Other comprehensive income, net	—	—	17	—	17
Issuance of 1,772,443 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(11)	—	—	(11)
Share-based compensation expense	—	28	—	—	28
Modification of share-based awards	—	(20)	—	—	(20)
Balance at March 31, 2024	7	7,371	(4,877)	(8,001)	(5,500)
Net income	—	—	—	717	717
Other comprehensive income, net	—	—	19	—	19
Issuance of 562,167 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(3)	—	—	(3)
Share-based compensation expense	—	21	—	—	21
Balance at June 30, 2024	$7	$7,389	$(4,858)	$(7,284)	$(4,746)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$6	$7,291	$(4,585)	$(8,511)	$(5,799)
Net income	—	—	—	10	10
Other comprehensive income, net	—	—	18	—	18
Issuance of 2,175,213 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	1	(16)	—	—	(15)
Share-based compensation expense	—	15	—	—	15
Balance at March 31, 2023	7	7,290	(4,567)	(8,501)	(5,771)
Net income	—	—	—	1,338	1,338
Other comprehensive income, net	—	—	17	—	17
Issuance of 469,087 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(1)	—	—	(1)
Share-based compensation expense	—	32	—	—	32
Balance at June 30, 2023	$7	$7,321	$(4,550)	$(7,163)	$(4,385)
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
(b) Labor Relations
In July 2024, American and the Association of Professional Flight Attendants (APFA), the union representing our approximately 27,000 mainline flight attendants, reached a new tentative collective bargaining agreement. The tentative agreement is subject to approval by the APFA Board of Directors and is subject to ratification by American’s flight attendants through a vote that is presently expected to close in September 2024. Upon flight attendant ratification, the ratified agreement will include a provision for a one-time payment of approximately $500 million and provisions for other benefit-related items. Since the tentative agreement has not yet been ratified and there is uncertainty about the outcome of that process, we have not accrued for the one-time payment or for the other benefit-related expenses as of June 30, 2024.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Labor contract expenses (1)	$—	$—	$57	$—
Severance expenses	—	—	13	21
Other operating special items, net	—	—	—	(8)
Mainline operating special items, net	—	—	70	13
Regional operating special items, net	—	6	—	6
Operating special items, net	—	6	70	19

Mark-to-market adjustments on equity investments, net (2)	5	11	51	11
Debt refinancing and extinguishment	7	17	7	34
Nonoperating special items, net	12	28	58	45

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
3. Earnings Per Common Share
The following table provides the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic EPS:
Net income	$717	$1,338	$405	$1,348
Weighted average common shares outstanding (in thousands)	656,965	653,602	656,406	652,801
Basic EPS	$1.09	$2.05	$0.62	$2.06

Diluted EPS:
Net income	$717	$1,338	$405	$1,348
Interest expense on 6.50% convertible senior notes	9	12	22	23
Net income for purposes of computing diluted EPS	$726	$1,350	$427	$1,371
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	656,965	653,602	656,406	652,801
Dilutive effect of restricted stock unit awards	723	1,307	865	1,185
Dilutive effect of certain PSP Warrants and Treasury Loan Warrants	886	2,708	1,713	3,176
Assumed conversion of 6.50% convertible senior notes	61,728	61,728	61,728	61,728
Diluted weighted average common shares outstanding	720,302	719,345	720,712	718,890
Diluted EPS	$1.01	$1.88	$0.59	$1.91
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock unit awards	2,912	3,680	3,112	3,889
In addition, for the three and six months ended June 30, 2024 and 2023, excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are certain shares underlying the warrants issued pursuant to (i) the payroll support program established under the Coronavirus Aid, Relief, and Economic Security Act (PSP1), (ii) the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP2), (iii) the payroll support program established under the American Rescue Plan Act of 2021 (PSP3) (collectively, the PSP Warrants) and (iv) the Loan and Guarantee Agreement with the U.S. Department of Treasury (Treasury Loan Warrants).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Passenger revenue:
Passenger travel	$12,212	$12,057	$22,795	$22,348
Loyalty revenue - travel (1)	990	921	1,866	1,733
Total passenger revenue	13,202	12,978	24,661	24,081
Cargo	195	197	382	420
Other:
Loyalty revenue - marketing services	799	741	1,584	1,463
Other revenue	138	139	277	280
Total other revenue	937	880	1,861	1,743
Total operating revenues	$14,334	$14,055	$26,904	$26,244

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic	$9,342	$9,195	$17,604	$17,232
Latin America	1,562	1,640	3,464	3,555
Atlantic	2,019	1,888	3,012	2,819
Pacific	279	255	581	475
Total passenger revenue	$13,202	$12,978	$24,661	$24,081
We attribute passenger revenue by geographic region based upon the origin and destination of each flight segment.
Contract Balances
Our significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future air travel, non-air travel and other awards, reported as loyalty program liability on the condensed consolidated balance sheets and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on the condensed consolidated balance sheets.

	June 30, 2024	December 31, 2023
	(In millions)
Loyalty program liability	$9,650	$9,327
Air traffic liability	8,030	6,200
Total	$17,680	$15,527

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2023	$9,327
Deferral of revenue	2,168
Recognition of revenue (1)	(1,845)
Balance at June 30, 2024 (2)	$9,650

(1)Principally relates to revenue recognized from the redemption of mileage credits for air travel, non-air travel and other awards. Mileage credits are combined in one homogenous pool and are not separately identifiable. As such, the revenue is comprised of mileage credits that were part of the loyalty program deferred revenue balance at the beginning of the period, as well as mileage credits that were issued during the period.
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of June 30, 2024, our current loyalty program liability was $3.6 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2024, $4.7 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2024	December 31, 2023
Secured
2013 Term Loan Facility, variable interest rate of 8.19%, installments through February 2028	$980	$990
2014 Term Loan Facility, variable interest rate of 7.07%, installments through January 2027	1,171	1,183
2023 Term Loan Facility, variable interest rate of 7.77%, installments beginning in December 2024 through June 2029	1,100	1,100
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes, interest only payments until due in May 2029	1,000	1,000
5.50% senior secured notes, installments through April 2026 (1)	2,333	2,917
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 10.34%, installments through April 2028 (1)	2,800	3,150
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 5.90%, averaging 3.56%, maturing from 2024 to 2034	7,096	7,657
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 8.85%, averaging 6.93%, maturing from 2024 to 2036	3,898	3,612
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	967	967
	26,295	27,526
Unsecured
PSP1 Promissory Note, interest only payments until due in April 2030	1,757	1,757
PSP2 Promissory Note, interest only payments until due in January 2031	1,030	1,030
PSP3 Promissory Note, interest only payments until due in April 2031	959	959
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
3.75% senior notes, interest only payments until due in March 2025	487	487
	5,233	5,233
Total long-term debt	31,528	32,759
Less: Total unamortized debt discount, premium and issuance costs	337	363
Less: Current maturities	3,982	3,501
Long-term debt, net of current maturities	$27,209	$28,895

(1)Collectively referred to as the AAdvantage Financing.
As of June 30, 2024, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$500
2014 Revolving Facility	1,500
2023 Revolving Facility	890
Other facilities	397
Total	$3,287

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
In March 2024, American entered into a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. As of June 30, 2024, there were no amounts drawn under this facility. Additionally, American currently has $47 million of available borrowing base under a cargo receivables facility that is set to expire in December 2024. As further described below, the aggregate commitments under the 2013, 2014 and 2023 Revolving Facilities are $2.9 billion through June 4, 2029.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
6.50% Convertible Senior Notes
At June 30, 2024, the if-converted value of the 6.50% convertible senior notes due 2025 (the Convertible Notes) did not exceed the principal amount. The last reported sale price per share of our common stock (as defined in the indenture governing our Convertible Notes, the Convertible Notes Indenture) did not exceed 130% of the conversion price of the Convertible Notes for at least 20 of the 30 consecutive trading days ending on June 30, 2024. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes cannot convert at their option at any time during the quarter ending September 30, 2024. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
2024 Financing Activities
2013 Credit Facilities – 2013 Revolving Facility
On June 4, 2024, American and AAG entered into the Ninth Amendment to Amended and Restated Credit and Guaranty Agreement (the Ninth Amendment), amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015 (as amended, the 2013 Credit Agreement), pursuant to which American terminated all existing revolving commitments and letter of credit commitments available under the 2013 Credit Agreement and established new revolving commitments in an aggregate amount of $500 million (which includes the ability to issue letters of credit in an aggregate amount of $100 million) (the newly established commitments, the 2013 Revolving Facility), which have a maturity date of June 4, 2029. Additionally, as a result of the Ninth Amendment, the 2013 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the Secured Overnight Financing Rate (SOFR) for a tenor of one, three, or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. Pursuant to the Ninth Amendment, SOFR borrowings under the 2013 Revolving Facility are not subject to a credit spread adjustment.
2014 Credit Facilities – 2014 Revolving Facility
On June 4, 2024, American and AAG entered into the Tenth Amendment to Amended and Restated Credit and Guaranty Agreement (the Tenth Amendment), amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015 (as amended, the 2014 Credit Agreement), pursuant to which American terminated all existing revolving commitments and letter of credit commitments available under the 2014 Credit Agreement and established new revolving commitments in an aggregate amount of $1.5 billion (which includes the ability to issue letters of credit in an aggregate amount of $200 million) (the newly established commitments, the 2014 Revolving Facility), which have a maturity date of June 4, 2029. Additionally, as a result of the Tenth Amendment, the 2014 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three, or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. The Tenth Amendment also reduced the minimum liquidity financial covenant threshold from $2.2 billion to $2.0 billion and reduced the liquidity requirement for making certain restricted payments from $4.2 billion to $4.0 billion. Pursuant to the Tenth Amendment, SOFR borrowings under the 2014 Revolving Facility are not subject to a credit spread adjustment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
2023 Credit Facilities
On June 4, 2024, American and AAG entered into the First Amendment to Credit and Guaranty Agreement (the First Amendment) and the Second Amendment to Credit and Guaranty Agreement (the Second Amendment), each amending the Credit and Guaranty Agreement, dated as of December 4, 2023 (as amended, the 2023 Credit Agreement). Pursuant to the First Amendment, American established a revolving credit facility (the 2023 Revolving Facility) in an aggregate amount of $890 million, maturing June 4, 2029. The 2023 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three, or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. SOFR borrowings under the 2023 Revolving Facility are not subject to a credit spread adjustment. Pursuant to the Second Amendment, American replaced the $1.1 billion of initial term loans made pursuant to the 2023 Credit Agreement with new term loans in a principal amount of $1.1 billion (such new term loans, the 2023 Term Loan Facility). The 2023 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%), plus an applicable margin of 1.50% per annum or, at American’s option, the SOFR rate for a tenor of one, three, or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 2.50% per annum. SOFR borrowings under the 2023 Term Loan Facility are not subject to a credit spread adjustment.
April 2016 Revolving Facility
On June 4, 2024, American terminated all revolving commitments under the Credit and Guaranty Agreement, dated as of April 29, 2016 (as amended, the April 2016 Credit Agreement). As a result, the April 2016 Credit Agreement was terminated and all liens securing the April 2016 Credit Agreement were released.
Equipment Loans and Other Notes Payable Issued in 2024
During the first six months of 2024, American entered into agreements under which it borrowed $530 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2030 through 2036 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 6.92% as of June 30, 2024.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
7. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2024.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2024
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$295	$295	$—	$—
Corporate obligations	5,007	—	5,007	—
Bank notes/certificates of deposit/time deposits	1,989	—	1,989	—
Repurchase agreements	550	—	550	—
	7,841	295	7,546	—
Restricted cash and short-term investments (1), (3)	875	445	430	—
Long-term investments (4)	113	113	—	—
Total	$8,829	$853	$7,976	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations and collateral associated with the payment of interest for the AAdvantage Financing. Restricted short-term investments mature in one year or less except for $199 million as of June 30, 2024.
(4)Long-term investments include our equity investments in China Southern Airlines Company Limited (China Southern Airlines), Vertical Aerospace Ltd. (Vertical) and GOL Linhas Aéreas Inteligentes S.A. (GOL). See Note 8 for further information on our equity investments.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $3.7 billion as of June 30, 2024 and December 31, 2023, which would have been classified as Level 3 in the fair value hierarchy. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.0 billion and $1.1 billion as of June 30, 2024 and December 31, 2023, respectively.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$31,191	$31,286	$32,396	$32,310

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
Our equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$244	$240
China Southern Airlines	Fair Value	1.5%	1.5%	101	115
Other investments (1)	Various			133	186
Total				$478	$541

(1)Primarily includes our investment in JetSMART Holdings Limited, which is accounted for under the equity method, and our investments in Vertical and GOL, which are each accounted for at fair value.
9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2024	2023	2024	2023
Service cost	$—	$—	$8	$3
Interest cost	181	190	17	12
Expected return on assets	(244)	(229)	(2)	(3)
Amortization of:
Prior service cost (benefit)	—	7	3	(3)
Unrecognized net loss (gain)	27	27	(6)	(9)
Net periodic benefit cost (income)	$(36)	$(5)	$20	$—

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2024	2023	2024	2023
Service cost	$1	$1	$16	$6
Interest cost	362	380	34	24
Expected return on assets	(489)	(459)	(5)	(5)
Amortization of:
Prior service cost (benefit)	—	14	7	(6)
Unrecognized net loss (gain)	54	54	(13)	(18)
Net periodic benefit cost (income)	$(72)	$(10)	$39	$1
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first six months of 2024, we made required contributions of $281 million to our defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2023	$(3,380)	$(2)	$(1,512)		$(4,894)
Other comprehensive income (loss) before reclassifications	—	(2)	1		(1)
Amounts reclassified from AOCI	48	—	(11)	(2)	37
Net current-period other comprehensive income (loss)	48	(2)	(10)		36
Balance at June 30, 2024	$(3,332)	$(4)	$(1,522)		$(4,858)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$5	$6	Nonoperating other income (expense), net
Actuarial loss	16	14	32	28	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$19	$17	$37	$34
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
Regional expenses for the three months ended June 30, 2024 and 2023 include $79 million and $80 million of depreciation and amortization, respectively, and $2 million and $1 million of aircraft rent, respectively. Regional expenses for the six months ended June 30, 2024 and 2023 include $158 million and $160 million of depreciation and amortization, respectively, and $4 million and $3 million of aircraft rent, respectively.
During the three months ended June 30, 2024 and 2023, we recognized $150 million and $168 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). During the six months ended June 30, 2024 and 2023, we recognized $299 million and $336 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

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
Securities Litigation. On July 18, 2024, AAG and certain of its current and former officers were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of Texas, captioned Qawasmi v. American Airlines Group Inc. et al. The plaintiff purports to represent investors who acquired AAG securities between January 25, 2024 and May 28, 2024 (the Relevant Period). The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that, during the Relevant Period, AAG misrepresented and/or omitted material facts related to its financial outlook and certain commercial initiatives. We believe this lawsuit is without merit and intend to defend against it vigorously.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues:
Passenger	$13,202	$12,978	$24,661	$24,081
Cargo	195	197	382	420
Other	936	879	1,859	1,741
Total operating revenues	14,333	14,054	26,902	26,242
Operating expenses:
Aircraft fuel and related taxes	3,061	2,723	6,042	5,890
Salaries, wages and benefits	3,950	3,633	7,816	6,912
Regional expenses	1,260	1,150	2,457	2,293
Maintenance, materials and repairs	950	808	1,834	1,520
Other rent and landing fees	834	762	1,653	1,470
Aircraft rent	314	344	642	688
Selling expenses	456	489	864	927
Depreciation and amortization	472	481	939	965
Special items, net	—	—	70	13
Other	1,642	1,494	3,178	2,954
Total operating expenses	12,939	11,884	25,495	23,632
Operating income	1,394	2,170	1,407	2,610
Nonoperating income (expense):
Interest income	275	282	537	513
Interest expense, net	(511)	(563)	(1,031)	(1,113)
Other income (expense), net	2	(14)	(39)	(20)
Total nonoperating expense, net	(234)	(295)	(533)	(620)
Income before income taxes	1,160	1,875	874	1,990
Income tax provision	367	452	297	482
Net income	$793	$1,423	$577	$1,508
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$793	$1,423	$577	$1,508
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	19	17	37	34
Investments	—	—	(1)	1
Total other comprehensive income, net of tax	19	17	36	35
Total comprehensive income	$812	$1,440	$613	$1,543
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$595	$567
Short-term investments	7,837	6,998
Restricted cash and short-term investments	875	910
Accounts receivable, net	2,038	1,995
Receivables from related parties, net	7,388	7,070
Aircraft fuel, spare parts and supplies, net	2,425	2,266
Prepaid expenses and other	734	561
Total current assets	21,892	20,367
Operating property and equipment
Flight equipment	42,395	41,440
Ground property and equipment	9,727	9,848
Equipment purchase deposits	1,052	760
Total property and equipment, at cost	53,174	52,048
Less accumulated depreciation and amortization	(22,431)	(21,588)
Total property and equipment, net	30,743	30,460
Operating lease right-of-use assets	7,825	7,886
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $837 and $834, respectively	2,047	2,051
Deferred tax asset	2,282	2,589
Other assets	1,486	1,630
Total other assets	9,906	10,361
Total assets	$70,366	$69,074
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,632	$3,625
Accounts payable	2,925	2,232
Accrued salaries and wages	1,613	2,210
Air traffic liability	8,030	6,200
Loyalty program liability	3,619	3,453
Operating lease liabilities	1,195	1,292
Other accrued liabilities	2,705	2,605
Total current liabilities	23,719	21,617
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	22,899	24,050
Pension and postretirement benefits	2,629	3,020
Loyalty program liability	6,031	5,874
Operating lease liabilities	6,448	6,416
Other liabilities	1,421	1,520
Total noncurrent liabilities	39,428	40,880
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,364	17,335
Accumulated other comprehensive loss	(4,963)	(4,999)
Retained deficit	(5,182)	(5,759)
Total stockholder’s equity	7,219	6,577
Total liabilities and stockholder’s equity	$70,366	$69,074
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$3,262	$5,041
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,449)	(1,224)
Proceeds from sale-leaseback transactions and sale of property and equipment	353	183
Purchases of short-term investments	(4,712)	(7,587)
Sales of short-term investments	3,881	4,656
Decrease in restricted short-term investments	68	33
Other investing activities	(5)	214
Net cash used in investing activities	(1,864)	(3,725)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(1,831)	(3,236)
Proceeds from issuance of long-term debt	527	2,143
Other financing activities	(34)	(38)
Net cash used in financing activities	(1,338)	(1,131)
Net increase in cash and restricted cash	60	185
Cash and restricted cash at beginning of period	670	575
Cash and restricted cash at end of period (1)	$730	$760

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$626	$612
Property and equipment acquired through debt, finance leases and other	158	72
Operating leases converted to finance leases	130	—
Finance leases converted to operating leases	30	21
Supplemental information:
Interest paid, net	918	966
Income taxes paid	6	3

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$595	$595
Restricted cash included in restricted cash and short-term investments	135	165
Total cash and restricted cash	$730	$760
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2023	$—	$17,335	$(4,999)	$(5,759)	$6,577
Net loss	—	—	—	(216)	(216)
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	27	—	—	27
Modification of share-based awards	—	(20)	—	—	(20)
Intercompany equity transfer	—	1	—	—	1
Balance at March 31, 2024	—	17,343	(4,982)	(5,975)	6,386
Net income	—	—	—	793	793
Other comprehensive income, net	—	—	19	—	19
Share-based compensation expense	—	20	—	—	20
Intercompany equity transfer	—	1	—	—	1
Balance at June 30, 2024	$—	$17,364	$(4,963)	$(5,182)	$7,219

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$—	$17,230	$(4,690)	$(6,947)	$5,593
Net income	—	—	—	85	85
Other comprehensive income, net	—	—	18	—	18
Share-based compensation expense	—	14	—	—	14
Balance at March 31, 2023	—	17,244	(4,672)	(6,862)	5,710
Net income	—	—	—	1,423	1,423
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	32	—	—	32
Balance at June 30, 2023	$—	$17,276	$(4,655)	$(5,439)	$7,182
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
(b) Labor Relations
In July 2024, American and the Association of Professional Flight Attendants (APFA), the union representing American’s approximately 27,000 mainline flight attendants, reached a new tentative collective bargaining agreement. The tentative agreement is subject to approval by the APFA Board of Directors and is subject to ratification by American’s flight attendants through a vote that is presently expected to close in September 2024. Upon flight attendant ratification, the ratified agreement will include a provision for a one-time payment of approximately $500 million and provisions for other benefit-related items. Since the tentative agreement has not yet been ratified and there is uncertainty about the outcome of that process, American has not accrued for the one-time payment or for the other benefit-related expenses as of June 30, 2024.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Labor contract expenses (1)	$—	$—	$57	$—
Severance expenses	—	—	13	21
Other operating special items, net	—	—	—	(8)
Mainline operating special items, net	—	—	70	13

Mark-to-market adjustments on equity investments, net (2)	5	11	51	11
Debt refinancing and extinguishment	7	17	7	34
Nonoperating special items, net	12	28	58	45

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Passenger revenue:
Passenger travel	$12,212	$12,057	$22,795	$22,348
Loyalty revenue - travel (1)	990	921	1,866	1,733
Total passenger revenue	13,202	12,978	24,661	24,081
Cargo	195	197	382	420
Other:
Loyalty revenue - marketing services	799	741	1,585	1,463
Other revenue	137	138	274	278
Total other revenue	936	879	1,859	1,741
Total operating revenues	$14,333	$14,054	$26,902	$26,242

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is American’s total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic	$9,342	$9,195	$17,604	$17,232
Latin America	1,562	1,640	3,464	3,555
Atlantic	2,019	1,888	3,012	2,819
Pacific	279	255	581	475
Total passenger revenue	$13,202	$12,978	$24,661	$24,081
American attributes passenger revenue by geographic region based upon the origin and destination of each flight segment.
Contract Balances
American’s significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future air travel, non-air travel and other awards, reported as loyalty program liability on the condensed consolidated balance sheets and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on the condensed consolidated balance sheets.

	June 30, 2024	December 31, 2023
	(In millions)
Loyalty program liability	$9,650	$9,327
Air traffic liability	8,030	6,200
Total	$17,680	$15,527

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2023	$9,327
Deferral of revenue	2,168
Recognition of revenue (1)	(1,845)
Balance at June 30, 2024 (2)	$9,650

(1)Principally relates to revenue recognized from the redemption of mileage credits for air travel, non-air travel and other awards. Mileage credits are combined in one homogenous pool and are not separately identifiable. As such, the revenue is comprised of mileage credits that were part of the loyalty program deferred revenue balance at the beginning of the period, as well as mileage credits that were issued during the period.
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of June 30, 2024, American’s current loyalty program liability was $3.6 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2024, $4.7 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2024	December 31, 2023
Secured
2013 Term Loan Facility, variable interest rate of 8.19%, installments through February 2028	$980	$990
2014 Term Loan Facility, variable interest rate of 7.07%, installments through January 2027	1,171	1,183
2023 Term Loan Facility, variable interest rate of 7.77%, installments beginning in December 2024 through June 2029	1,100	1,100
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes, interest only payments until due in May 2029	1,000	1,000
5.50% senior secured notes, installments through April 2026 (1)	2,333	2,917
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 10.34%, installments through April 2028 (1)	2,800	3,150
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 5.90%, averaging 3.56%, maturing from 2024 to 2034	7,096	7,657
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 8.85%, averaging 6.93%, maturing from 2024 to 2036	3,898	3,612
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	967	967
Total long-term debt	26,295	27,526
Less: Total unamortized debt discount, premium and issuance costs	327	349
Less: Current maturities	3,496	3,501
Long-term debt, net of current maturities	$22,472	$23,676

(1)Collectively referred to as the AAdvantage Financing.
As of June 30, 2024, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$500
2014 Revolving Facility	1,500
2023 Revolving Facility	890
Other facilities	397
Total	$3,287
In March 2024, American entered into a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. As of June 30, 2024, there were no amounts drawn under this facility. Additionally, American currently has $47 million of available borrowing base under a cargo receivables facility that is set to expire in December 2024. As further described below, the aggregate commitments under the 2013, 2014 and 2023 Revolving Facilities are $2.9 billion through June 4, 2029.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2024 Financing Activities
2013 Credit Facilities – 2013 Revolving Facility
On June 4, 2024, American and AAG entered into the Ninth Amendment to Amended and Restated Credit and Guaranty Agreement (the Ninth Amendment), amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015 (as amended, the 2013 Credit Agreement), pursuant to which American terminated all existing revolving commitments and letter of credit commitments available under the 2013 Credit Agreement and established new revolving commitments in an aggregate amount of $500 million (which includes the ability to issue letters of credit in an aggregate amount of $100 million) (the newly established commitments, the 2013 Revolving Facility), which have a maturity date of June 4, 2029. Additionally, as a result of the Ninth Amendment, the 2013 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the Secured Overnight Financing Rate (SOFR) for a tenor of one, three, or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. Pursuant to the Ninth Amendment, SOFR borrowings under the 2013 Revolving Facility are not subject to a credit spread adjustment.
2014 Credit Facilities – 2014 Revolving Facility
On June 4, 2024, American and AAG entered into the Tenth Amendment to Amended and Restated Credit and Guaranty Agreement (the Tenth Amendment), amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015 (as amended, the 2014 Credit Agreement), pursuant to which American terminated all existing revolving commitments and letter of credit commitments available under the 2014 Credit Agreement and established new revolving commitments in an aggregate amount of $1.5 billion (which includes the ability to issue letters of credit in an aggregate amount of $200 million) (the newly established commitments, the 2014 Revolving Facility), which have a maturity date of June 4, 2029. Additionally, as a result of the Tenth Amendment, the 2014 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three, or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. The Tenth Amendment also reduced the minimum liquidity financial covenant threshold from $2.2 billion to $2.0 billion and reduced the liquidity requirement for making certain restricted payments from $4.2 billion to $4.0 billion. Pursuant to the Tenth Amendment, SOFR borrowings under the 2014 Revolving Facility are not subject to a credit spread adjustment.
2023 Credit Facilities
On June 4, 2024, American and AAG entered into the First Amendment to Credit and Guaranty Agreement (the First Amendment) and the Second Amendment to Credit and Guaranty Agreement (the Second Amendment), each amending the Credit and Guaranty Agreement, dated as of December 4, 2023 (as amended, the 2023 Credit Agreement). Pursuant to the First Amendment, American established a revolving credit facility (the 2023 Revolving Facility) in an aggregate amount of $890 million, maturing June 4, 2029. The 2023 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three, or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. SOFR borrowings under the 2023 Revolving Facility are not subject to a credit spread adjustment. Pursuant to the Second Amendment, American replaced the $1.1 billion of initial term loans made pursuant to the 2023 Credit Agreement with new term loans in a principal amount of $1.1 billion (such new term loans, the 2023 Term Loan Facility). The 2023 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%), plus an applicable margin of 1.50% per annum or, at American’s option, the SOFR rate for a tenor of one, three, or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 2.50% per annum. SOFR borrowings under the 2023 Term Loan Facility are not subject to a credit spread adjustment.
April 2016 Revolving Facility
On June 4, 2024, American terminated all revolving commitments under the Credit and Guaranty Agreement, dated as of April 29, 2016 (as amended, the April 2016 Credit Agreement). As a result, the April 2016 Credit Agreement was terminated and all liens securing the April 2016 Credit Agreement were released.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Equipment Loans and Other Notes Payable Issued in 2024
During the first six months of 2024, American entered into agreements under which it borrowed $530 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2030 through 2036 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 6.92% as of June 30, 2024.
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
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2024.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2024
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$293	$293	$—	$—
Corporate obligations	5,007	—	5,007	—
Bank notes/certificates of deposit/time deposits	1,987	—	1,987	—
Repurchase agreements	550	—	550	—
	7,837	293	7,544	—
Restricted cash and short-term investments (1), (3)	875	445	430	—
Long-term investments (4)	113	113	—	—
Total	$8,825	$851	$7,974	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations and collateral associated with the payment of interest for the AAdvantage Financing. Restricted short-term investments mature in one year or less except for $199 million as of June 30, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$25,968	$26,059	$27,177	$27,008
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
American’s equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$244	$240
China Southern Airlines	Fair Value	1.5%	1.5%	101	115
Other investments (1)	Various			133	186
Total				$478	$541

(1)Primarily includes American’s investment in JetSMART Holdings Limited, which is accounted for under the equity method, and American’s investments in Vertical and GOL, which are each accounted for at fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2024	2023	2024	2023
Service cost	$—	$—	$8	$3
Interest cost	180	189	17	12
Expected return on assets	(243)	(228)	(2)	(3)
Amortization of:
Prior service cost (benefit)	—	7	3	(3)
Unrecognized net loss (gain)	27	27	(6)	(9)
Net periodic benefit cost (income)	$(36)	$(5)	$20	$—

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2024	2023	2024	2023
Service cost	$1	$1	$16	$6
Interest cost	360	378	34	24
Expected return on assets	(487)	(457)	(5)	(5)
Amortization of:
Prior service cost (benefit)	—	14	7	(6)
Unrecognized net loss (gain)	54	54	(13)	(18)
Net periodic benefit cost (income)	$(72)	$(10)	$39	$1
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first six months of 2024, American made required contributions of $280 million to its defined benefit pension plans.
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2023	$(3,376)	$(2)	$(1,621)		$(4,999)
Other comprehensive income (loss) before reclassifications	—	(2)	1		(1)
Amounts reclassified from AOCI	48	—	(11)	(2)	37
Net current-period other comprehensive income (loss)	48	(2)	(10)		36
Balance at June 30, 2024	$(3,328)	$(4)	$(1,631)		$(4,963)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$5	$6	Nonoperating other income (expense), net
Actuarial loss	16	14	32	28	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$19	$17	$37	$34
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
Regional expenses for the three months ended June 30, 2024 and 2023 include $69 million and $67 million of depreciation and amortization, respectively, and $2 million and $1 million of aircraft rent, respectively. Regional expenses for the six months ended June 30, 2024 and 2023 include $138 million and $135 million of depreciation and amortization, respectively, and $4 million and $3 million of aircraft rent, respectively.
During the three months ended June 30, 2024 and 2023, American recognized $150 million and $168 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). During the six months ended June 30, 2024 and 2023, American recognized $299 million and $336 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
11. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	June 30, 2024	December 31, 2023
AAG	$9,494	$9,144
AAG’s wholly-owned subsidiaries (1)	(2,106)	(2,074)
Total	$7,388	$7,070

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
Securities Litigation. On July 18, 2024, AAG and certain of its current and former officers were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of Texas, captioned Qawasmi v. American Airlines Group Inc. et al. The plaintiff purports to represent investors who acquired AAG securities between January 25, 2024 and May 28, 2024 (the Relevant Period). The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that, during the Relevant Period, AAG misrepresented and/or omitted material facts related to its financial outlook and certain commercial initiatives. American believes this lawsuit is without merit and intends to defend against it vigorously.
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
AAG’s Second Quarter 2024 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger revenue	$13,202	$12,978	$224	1.7
Cargo revenue	195	197	(2)	(1.3)
Other operating revenue	937	880	57	6.4
Total operating revenues	14,334	14,055	279	2.0
Aircraft fuel and related taxes	3,061	2,723	338	12.4
Salaries, wages and benefits	3,953	3,635	318	8.7
Total operating expenses	12,950	11,892	1,058	8.9
Operating income	1,384	2,163	(779)	(36.0)
Pre-tax income	1,028	1,763	(735)	(41.7)
Income tax provision	311	425	(114)	(26.6)
Net income	717	1,338	(621)	(46.4)

Pre-tax income – GAAP	$1,028	$1,763	$(735)	(41.7)
Adjusted for: pre-tax net special items (1)	12	34	(22)	(66.1)
Pre-tax income excluding net special items	$1,040	$1,797	$(757)	(42.1)

(1)See “Reconciliation of GAAP to Non-GAAP Financial Measures” below and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
Pre-Tax Income and Net Income
Pre-tax income on both a GAAP basis and excluding pre-tax net special items was $1.0 billion and $1.8 billion in the second quarters of 2024 and 2023, respectively. Net income was $717 million and $1.3 billion in the second quarters of 2024 and 2023, respectively.
The period-over-period decrease in our pre-tax income on both a GAAP basis and excluding pre-tax net special items was principally driven by increases in aircraft fuel expense, salaries, wages and benefits, maintenance expense and other operating expenses. These costs were offset in part by higher passenger revenue.
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

In July 2024, American and the Association of Professional Flight Attendants (APFA), the union representing our approximately 27,000 mainline flight attendants, reached a new tentative collective bargaining agreement. The tentative agreement is subject to approval by the APFA Board of Directors and is subject to ratification by American’s flight attendants through a vote that is presently expected to close in September 2024. Upon flight attendant ratification, the ratified agreement will include a provision for a one-time payment of approximately $500 million and provisions for other benefit-related items. Since the tentative agreement has not yet been ratified and there is uncertainty about the outcome of that process, we have not accrued for the one-time payment or for the other benefit-related expenses as of June 30, 2024.
Revenue
In the second quarter of 2024, we reported total operating revenues of $14.3 billion, an increase of $279 million, or 2.0%, as compared to the second quarter of 2023. Passenger revenue was $13.2 billion, an increase of $224 million, or 1.7%, as compared to the second quarter of 2023. In the second quarter of 2024, we experienced a 6.3% decrease in passenger yield on an 8.0% capacity growth year-over-year, as measured by available seat miles (ASMs). Load factor was 86.6% for the second quarter of 2024, compared to 86.2% for the second quarter of 2023. This revenue performance reflected weak industry pricing conditions in light of significantly increased industry capacity, as well as softness in customer bookings due in part to certain commercial initiatives that we deployed, many of which were reversed late in the second quarter of 2024.
Other operating revenue increased $57 million, or 6.4%, in the second quarter of 2024 from the second quarter of 2023, driven primarily by higher revenue associated with our loyalty program. During the three months ended June 30, 2024 and 2023, cash payments from co-branded credit card and other partners were $1.4 billion and $1.2 billion, respectively.
Our total revenue per available seat mile (TRASM) was 19.05 cents in the second quarter of 2024, a 5.6% decrease as compared to 20.18 cents in the second quarter of 2023. This decrease was driven by a 6.3% decrease in passenger yield primarily due to a softer domestic revenue environment.
Fuel
Aircraft fuel expense was $3.1 billion in the second quarter of 2024, which was $338 million, or 12.4%, higher as compared to the second quarter of 2023. This was primarily due to an 8.8% increase in gallons of fuel consumed due to increased capacity and a 3.3% increase in the average price per gallon of aircraft fuel including related taxes to $2.70 in the second quarter of 2024 from $2.62 in the second quarter of 2023.
As of June 30, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel.
Our 2024 second quarter total operating cost per available seat mile (CASM) was 17.21 cents, an increase of 0.8% from 17.07 cents in the second quarter of 2023.
Our 2024 second quarter CASM excluding net special items and fuel was 13.14 cents, a decrease of 0.1% from 13.16 cents in the second quarter of 2023.
For a reconciliation of CASM to CASM excluding net special items and fuel, see “Reconciliation of GAAP to Non-GAAP Financial Measures” below.
Liquidity
As of June 30, 2024, we had $11.7 billion in total available liquidity, consisting of $8.4 billion in unrestricted cash and short-term investments, and $3.3 billion in total undrawn capacity under revolving credit and other facilities.

During the first six months of 2024, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information):
•entered into a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year;
•amended the 2013, 2014 and 2023 Credit Agreements to reduce the applicable interest rate margins, and terminated all revolving commitments under the April 2016 Credit Agreement, increasing overall available revolving credit capacity from $2.8 billion to $2.9 billion, maturing in June 2029;
•amended the 2023 Term Loan Facility to reduce the applicable interest rate margin; and
•issued $530 million of equipment loans and other notes payable in connection with the financing of certain aircraft.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Reconciliation of Pre-Tax Income Excluding Net Special Items:
Pre-tax income – GAAP	$1,028	$1,763	$615	$1,779
Pre-tax net special items (1):
Mainline operating special items, net	—	—	70	13
Regional operating special items, net	—	6	—	6
Nonoperating special items, net	12	28	58	45
Total pre-tax net special items	12	34	128	64
Pre-tax income excluding net special items	$1,040	$1,797	$743	$1,843

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$12,950	$11,892	$25,513	$23,644
Operating net special items (1):
Mainline operating special items, net	—	—	(70)	(13)
Regional operating special items, net	—	(6)	—	(6)
Aircraft fuel and related taxes	(3,061)	(2,723)	(6,042)	(5,890)
Total operating expenses, excluding net special items and fuel	$9,889	$9,163	$19,401	$17,735

Total available seat miles (ASM)	75,263	69,658	145,779	134,665
(In cents)
CASM	17.21	17.07	17.50	17.56
Operating net special items per ASM (1):
Mainline operating special items, net	—	—	(0.05)	(0.01)
Regional operating special items, net	—	(0.01)	—	—
Aircraft fuel and related taxes per ASM	(4.07)	(3.91)	(4.14)	(4.37)
CASM, excluding net special items and fuel	13.14	13.16	13.31	13.17

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and six months ended June 30, 2024 and 2023. Amounts may not recalculate due to rounding.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023		2024	2023
Revenue passenger miles (millions) (a)	65,144	60,020	8.5%	122,617	112,034	9.4%
Available seat miles (millions) (b)	75,263	69,658	8.0%	145,779	134,665	8.3%
Passenger load factor (percent) (c)	86.6	86.2	0.4pts	84.1	83.2	0.9pts
Yield (cents) (d)	20.27	21.62	(6.3)%	20.11	21.49	(6.4)%
Passenger revenue per available seat mile (cents) (e)	17.54	18.63	(5.8)%	16.92	17.88	(5.4)%
Total revenue per available seat mile (cents) (f)	19.05	20.18	(5.6)%	18.46	19.49	(5.3)%
Fuel consumption (gallons in millions)	1,132	1,041	8.8%	2,174	2,006	8.4%
Average aircraft fuel price including related taxes (dollars per gallon)	2.70	2.62	3.3%	2.78	2.94	(5.4)%
Total operating cost per available seat mile (cents) (g)	17.21	17.07	0.8%	17.50	17.56	(0.3)%
Aircraft at end of period (h)	1,529	1,470	4.0%	1,529	1,470	4.0%
Full-time equivalent employees at end of period	137,400	132,500	3.7%	137,400	132,500	3.7%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above are 65 regional aircraft in temporary storage as of June 30, 2024 as follows: 55 Embraer 145, eight Bombardier CRJ 700 and two Embraer 170.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Operating Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger	$13,202	$12,978	$224	1.7
Cargo	195	197	(2)	(1.3)
Other	937	880	57	6.4
Total operating revenues	$14,334	$14,055	$279	2.0
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended June 30, 2023
	Three Months Ended June 30, 2024	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$13,202	8.5%	8.0%	0.4pts	(6.3)%	(5.8)%
Passenger revenue increased $224 million, or 1.7%, in the second quarter of 2024 from the second quarter of 2023. In the second quarter of 2024, we experienced a 6.3% decrease in passenger yield on an 8.0% capacity growth year-over-year, as measured by ASMs. Load factor was 86.6% for the second quarter of 2024, compared to 86.2% for the second quarter of 2023. This revenue performance reflected weak industry pricing conditions in light of significantly increased industry capacity, as well as softness in customer bookings due in part to certain commercial initiatives that we deployed, many of which were reversed late in the second quarter of 2024.
Other operating revenue increased $57 million, or 6.4%, in the second quarter of 2024 from the second quarter of 2023, driven primarily by higher revenue associated with our loyalty program. During the three months ended June 30, 2024 and 2023, cash payments from co-branded credit card and other partners were $1.4 billion and $1.2 billion, respectively.
Total operating revenues increased $279 million, or 2.0%, in the second quarter of 2024 from the second quarter of 2023, driven primarily by the increase in passenger revenue as described above. Our TRASM was 19.05 cents in the second quarter of 2024, a 5.6% decrease as compared to 20.18 cents in the second quarter of 2023. This decrease was driven by a 6.3% decrease in passenger yield primarily due to a softer domestic revenue environment.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,061	$2,723	$338	12.4
Salaries, wages and benefits	3,953	3,635	318	8.7
Regional expenses	1,268	1,153	115	10.0
Maintenance, materials and repairs	950	808	142	17.6
Other rent and landing fees	834	762	72	9.5
Aircraft rent	314	344	(30)	(8.6)
Selling expenses	456	489	(33)	(6.8)
Depreciation and amortization	474	483	(9)	(1.9)
Other	1,640	1,495	145	9.7
Total operating expenses	$12,950	$11,892	$1,058	8.9

Aircraft fuel and related taxes increased $338 million, or 12.4%, in the second quarter of 2024 from the second quarter of 2023 primarily due to an 8.8% increase in gallons of fuel consumed due to increased capacity and a 3.3% increase in the average price per gallon of aircraft fuel including related taxes to $2.70 in the second quarter of 2024 from $2.62 in the second quarter of 2023.
Salaries, wages and benefits increased $318 million, or 8.7%, in the second quarter of 2024 from the second quarter of 2023 primarily driven by higher wage rates and costs for benefit-related items associated with the ratification of a new collective bargaining agreement with our mainline pilots in August 2023.
Regional expenses increased $115 million, or 10.0%, in the second quarter of 2024 from the second quarter of 2023 primarily due to an increase in regional flight operations at our wholly-owned regional carriers. An increase in the volume of engine overhauls also contributed to higher costs for maintenance, materials and repairs.
Maintenance, materials and repairs increased $142 million, or 17.6%, in the second quarter of 2024 from the second quarter of 2023 primarily due to increased costs for engine overhauls, component part repairs and airframe heavy checks driven by higher volume and flight hours.
Other rent and landing fees increased $72 million, or 9.5%, in the second quarter of 2024 from the second quarter of 2023 primarily driven by rate increases at certain airports and incremental engine leases.
Aircraft rent decreased $30 million, or 8.6%, in the second quarter of 2024 from the second quarter of 2023 primarily due to decreased rental payments associated with aircraft operating lease extensions.
Selling expenses decreased $33 million, or 6.8%, in the second quarter of 2024 from the second quarter of 2023 primarily due to a decrease in commissions expense, offset in part by higher credit card fees driven by the overall increase in passenger revenues.
Other operating expenses increased $145 million, or 9.7%, in the second quarter of 2024 from the second quarter of 2023 primarily driven by the increase in flight operations, including increased costs for onboard food and catering, crew travel, ground handling and airport lounge operations, as well as certain general and administrative expenses.
Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Interest income	$128	$162	$(34)	(21.3)
Interest expense, net	(486)	(548)	62	(11.3)
Other income (expense), net	2	(14)	16	nm (1)
Total nonoperating expense, net	$(356)	$(400)	$44	(11.0)

(1)Not meaningful or greater than 100% change.
Interest income decreased $34 million, or 21.3%, in the second quarter of 2024 from the second quarter of 2023 primarily due to a decrease in short-term investments subsequent to the second quarter of 2023. Interest expense, net decreased $62 million, or 11.3%, in the second quarter of 2024 from the second quarter of 2023 primarily due to lower outstanding debt subsequent to the second quarter of 2023.
In the second quarter of 2024, other nonoperating income, net primarily included $24 million of non-service related pension and other postretirement benefit plan income, offset in part by $12 million of net special charges.
In the second quarter of 2023, other nonoperating expense, net primarily included $28 million of net special charges associated with debt extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $8 million of non-service related pension and other postretirement benefit plan income.

Income Taxes
In the second quarter of 2024, we recorded an income tax provision of $311 million. Substantially all of our income before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Operating Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger	$24,661	$24,081	$580	2.4
Cargo	382	420	(38)	(9.1)
Other	1,861	1,743	118	6.8
Total operating revenues	$26,904	$26,244	$660	2.5
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Six Months Ended June 30, 2023
	Six Months Ended June 30, 2024	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$24,661	9.4%	8.3%	0.9pts	(6.4)%	(5.4)%
Passenger revenue increased $580 million, or 2.4%, in the first six months of 2024 from the first six months of 2023. In the first six months of 2024, we experienced a 6.4% decrease in passenger yield on an 8.3% capacity growth year-over-year, as measured by ASMs. Load factor was 84.1% for the first six months of 2024, compared to 83.2% for the first six months of 2023. This revenue performance reflected weak industry pricing conditions in the second quarter of 2024 in light of significantly increased industry capacity, as well as softness in customer bookings due in part to certain commercial initiatives that we deployed, many of which were reversed late in the second quarter of 2024.
Cargo revenue decreased $38 million, or 9.1%, in the first six months of 2024 from the first six months of 2023 primarily due to a 22.8% decrease in cargo yield driven by increased air freight capacity, offset in part by a 17.7% increase in cargo ton miles.
Other operating revenue increased $118 million, or 6.8%, in the first six months of 2024 from the first six months of 2023, driven primarily by higher revenue associated with our loyalty program. During the six months ended June 30, 2024 and 2023, cash payments from co-branded credit card and other partners were $3.0 billion and $2.8 billion, respectively.
Total operating revenues increased $660 million, or 2.5%, in the first six months of 2024 from the first six months of 2023, driven primarily by the increase in passenger revenue as described above. Our TRASM was 18.46 cents in the first six months of 2024, a 5.3% decrease as compared to 19.49 cents in the first six months of 2023. This decrease was driven by a 6.4% decrease in passenger yield primarily due to a softer domestic revenue environment.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$6,042	$5,890	$152	2.6
Salaries, wages and benefits	7,820	6,917	903	13.1
Regional expenses	2,469	2,295	174	7.6
Maintenance, materials and repairs	1,834	1,520	314	20.7
Other rent and landing fees	1,653	1,470	183	12.5
Aircraft rent	642	688	(46)	(6.7)
Selling expenses	864	927	(63)	(6.8)
Depreciation and amortization	944	969	(25)	(2.6)
Mainline operating special items, net	70	13	57	nm
Other	3,175	2,955	220	7.5
Total operating expenses	$25,513	$23,644	$1,869	7.9
Aircraft fuel and related taxes increased $152 million, or 2.6%, in the first six months of 2024 from the first six months of 2023 primarily due to an 8.4% increase in gallons of fuel consumed due to increased capacity, offset in part by a 5.4% decrease in the average price per gallon of aircraft fuel including related taxes to $2.78 in the first six months of 2024 from $2.94 in the first six months of 2023.
Salaries, wages and benefits increased $903 million, or 13.1%, in the first six months of 2024 from the first six months of 2023 primarily driven by higher wage rates and costs for benefit-related items associated with the ratification of a new collective bargaining agreement with our mainline pilots in August 2023.
Regional expenses increased $174 million, or 7.6%, in the first six months of 2024 from the first six months of 2023 primarily due to an increase in regional flight operations at our wholly-owned regional carriers. An increase in the volume of engine overhauls also contributed to higher costs for maintenance, materials and repairs.
Maintenance, materials and repairs increased $314 million, or 20.7%, in the first six months of 2024 from the first six months of 2023 primarily due to increased costs for engine overhauls, airframe heavy checks and component part repairs driven by higher volume and flight hours.
Other rent and landing fees increased $183 million, or 12.5%, in the first six months of 2024 from the first six months of 2023 primarily driven by rate increases at certain airports and incremental engine leases.
Aircraft rent decreased $46 million, or 6.7%, in the first six months of 2024 from the first six months of 2023 primarily due to decreased rental payments associated with aircraft operating lease extensions.
Selling expenses decreased $63 million, or 6.8%, in the first six months of 2024 from the first six months of 2023 primarily due to a decrease in commissions expense, offset in part by higher credit card fees driven by the overall increase in passenger revenues.
Other operating expenses increased $220 million, or 7.5%, in the first six months of 2024 from the first six months of 2023 primarily driven by the increase in flight operations, including increased costs for onboard food and catering, crew travel, ground handling and airport lounge operations, as well as certain general and administrative expenses.

Operating Special Items, Net

	Six Months Ended June 30,
	2024	2023
	(In millions)
Labor contract expenses (1)	$57	$—
Severance expenses	13	21
Other operating special items, net	—	(8)
Mainline operating special items, net	70	13
Regional operating special items, net	—	6
Operating special items, net	$70	$19

(1)Labor contract expenses relate to one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline passenger service team members, including a one-time signing bonus which was principally paid in the first quarter of 2024.
Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Interest income	$246	$288	$(42)	(14.7)
Interest expense, net	(984)	(1,088)	104	(9.7)
Other expense, net	(38)	(21)	(17)	86.1
Total nonoperating expense, net	$(776)	$(821)	$45	(5.5)
Interest income decreased $42 million, or 14.7%, in the first six months of 2024 from the first six months of 2023 primarily due to a decrease in short-term investments subsequent to the second quarter of 2023. Interest expense, net decreased $104 million, or 9.7%, in the first six months of 2024 from the first six months of 2023 primarily due to lower outstanding debt subsequent to the second quarter of 2023.
In the first six months of 2024, other nonoperating expense, net included $58 million of net special charges primarily for mark-to-market net unrealized losses associated with certain equity investments and $10 million of foreign currency losses, offset in part by $50 million of non-service related pension and other postretirement benefit plan income.
In the first six months of 2023, other nonoperating expense, net primarily included $45 million of net special charges associated with debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $16 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
In the first six months of 2024, we recorded an income tax provision of $210 million. Substantially all of our income before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

American’s Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Operating Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger	$13,202	$12,978	$224	1.7
Cargo	195	197	(2)	(1.3)
Other	936	879	57	6.4
Total operating revenues	$14,333	$14,054	$279	2.0
Passenger revenue increased $224 million, or 1.7%, in the second quarter of 2024 from the second quarter of 2023. In the second quarter of 2024, American experienced a decrease in passenger yield on higher capacity growth year-over-year, as measured by ASMs. This revenue performance reflected weak industry pricing conditions in light of significantly increased industry capacity, as well as softness in customer bookings due in part to certain commercial initiatives that American deployed, many of which were reversed late in the second quarter of 2024.
Other operating revenue increased $57 million, or 6.4%, in the second quarter of 2024 from the second quarter of 2023, driven primarily by higher revenue associated with American’s loyalty program. During the three months ended June 30, 2024 and 2023, cash payments from co-branded credit card and other partners were $1.4 billion and $1.2 billion, respectively.
Total operating revenues increased $279 million, or 2.0%, in the second quarter of 2024 from the second quarter of 2023, driven primarily by the increase in passenger revenue as described above.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,061	$2,723	$338	12.4
Salaries, wages and benefits	3,950	3,633	317	8.7
Regional expenses	1,260	1,150	110	9.6
Maintenance, materials and repairs	950	808	142	17.6
Other rent and landing fees	834	762	72	9.5
Aircraft rent	314	344	(30)	(8.6)
Selling expenses	456	489	(33)	(6.8)
Depreciation and amortization	472	481	(9)	(1.9)
Other	1,642	1,494	148	9.9
Total operating expenses	$12,939	$11,884	$1,055	8.9
Aircraft fuel and related taxes increased $338 million, or 12.4%, in the second quarter of 2024 from the second quarter of 2023 primarily due to an 8.8% increase in gallons of fuel consumed due to increased capacity and a 3.3% increase in the average price per gallon of aircraft fuel including related taxes to $2.70 in the second quarter of 2024 from $2.62 in the second quarter of 2023.
Salaries, wages and benefits increased $317 million, or 8.7%, in the second quarter of 2024 from the second quarter of 2023 primarily driven by higher wage rates and costs for benefit-related items associated with the ratification of a new collective bargaining agreement with American’s mainline pilots in August 2023.
Regional expenses increased $110 million, or 9.6%, in the second quarter of 2024 from the second quarter of 2023 primarily due to an increase in regional flight operations at American’s regional carriers.

Maintenance, materials and repairs increased $142 million, or 17.6%, in the second quarter of 2024 from the second quarter of 2023 primarily due to increased costs for engine overhauls, component part repairs and airframe heavy checks driven by higher volume and flight hours.
Other rent and landing fees increased $72 million, or 9.5%, in the second quarter of 2024 from the second quarter of 2023 primarily driven by rate increases at certain airports and incremental engine leases.
Aircraft rent decreased $30 million, or 8.6%, in the second quarter of 2024 from the second quarter of 2023 primarily due to decreased rental payments associated with aircraft operating lease extensions.
Selling expenses decreased $33 million, or 6.8%, in the second quarter of 2024 from the second quarter of 2023 primarily due to a decrease in commissions expense, offset in part by higher credit card fees driven by the overall increase in passenger revenues.
Other operating expenses increased $148 million, or 9.9%, in the second quarter of 2024 from the second quarter of 2023 primarily driven by the increase in flight operations, including increased costs for onboard food and catering, crew travel, ground handling and airport lounge operations, as well as certain general and administrative expenses.
Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Interest income	$275	$282	$(7)	(2.6)
Interest expense, net	(511)	(563)	52	(9.3)
Other income (expense), net	2	(14)	16	nm
Total nonoperating expense, net	$(234)	$(295)	$61	(20.6)
Interest expense, net decreased $52 million, or 9.3%, in the second quarter of 2024 from the second quarter of 2023 primarily due to lower outstanding debt subsequent to the second quarter of 2023.
In the second quarter of 2024, other nonoperating income, net primarily included $24 million of non-service related pension and other postretirement benefit plan income, offset in part by $12 million of net special charges.
In the second quarter of 2023, other nonoperating expense, net primarily included $28 million of net special charges associated with debt extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $8 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the second quarter of 2024, American recorded an income tax provision of $367 million. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Operating Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger	$24,661	$24,081	$580	2.4
Cargo	382	420	(38)	(9.1)
Other	1,859	1,741	118	6.8
Total operating revenues	$26,902	$26,242	$660	2.5
Passenger revenue increased $580 million, or 2.4%, in the first six months of 2024 from the first six months of 2023. In the first six months of 2024, American experienced a decrease in passenger yield on higher capacity growth year-over-year, as measured by ASMs. This revenue performance reflected weak industry pricing conditions in the second quarter of 2024 in light of significantly increased industry capacity, as well as softness in customer bookings due in part to certain commercial initiatives that American deployed, many of which were reversed late in the second quarter of 2024.
Cargo revenue decreased $38 million, or 9.1%, in the first six months of 2024 from the first six months of 2023 primarily due to a decrease in cargo yield driven by increased air freight capacity, offset in part by an increase in cargo ton miles.
Other operating revenue increased $118 million, or 6.8%, in the first six months of 2024 from the first six months of 2023, driven primarily by higher revenue associated with American’s loyalty program. During the six months ended June 30, 2024 and 2023, cash payments from co-branded credit card and other partners were $3.0 billion and $2.8 billion, respectively.
Total operating revenues increased $660 million, or 2.5%, in the first six months of 2024 from the first six months of 2023, driven primarily by the increase in passenger revenue as described above.
Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$6,042	$5,890	$152	2.6
Salaries, wages and benefits	7,816	6,912	904	13.1
Regional expenses	2,457	2,293	164	7.2
Maintenance, materials and repairs	1,834	1,520	314	20.7
Other rent and landing fees	1,653	1,470	183	12.5
Aircraft rent	642	688	(46)	(6.7)
Selling expenses	864	927	(63)	(6.8)
Depreciation and amortization	939	965	(26)	(2.6)
Mainline operating special items, net	70	13	57	nm
Other	3,178	2,954	224	7.6
Total operating expenses	$25,495	$23,632	$1,863	7.9
Aircraft fuel and related taxes increased $152 million, or 2.6%, in the first six months of 2024 from the first six months of 2023 primarily due to an 8.4% increase in gallons of fuel consumed due to increased capacity, offset in part by a 5.4% decrease in the average price per gallon of aircraft fuel including related taxes to $2.78 in the first six months of 2024 from $2.94 in the first six months of 2023.
Salaries, wages and benefits increased $904 million, or 13.1%, in the first six months of 2024 from the first six months of 2023 primarily driven by higher wage rates and costs for benefit-related items associated with the ratification of a new collective bargaining agreement with American’s mainline pilots in August 2023.

Regional expenses increased $164 million, or 7.2%, in the first six months of 2024 from the first six months of 2023 primarily due to an increase in regional flight operations at American’s regional carriers.
Maintenance, materials and repairs increased $314 million, or 20.7%, in the first six months of 2024 from the first six months of 2023 primarily due to increased costs for engine overhauls, airframe heavy checks and component part repairs driven by higher volume and flight hours.
Other rent and landing fees increased $183 million, or 12.5%, in the first six months of 2024 from the first six months of 2023 primarily driven by rate increases at certain airports and incremental engine leases.
Aircraft rent decreased $46 million, or 6.7%, in the first six months of 2024 from the first six months of 2023 primarily due to decreased rental payments associated with aircraft operating lease extensions.
Selling expenses decreased $63 million, or 6.8%, in the first six months of 2024 from the first six months of 2023 primarily due to a decrease in commissions expense, offset in part by higher credit card fees driven by the overall increase in passenger revenues.
Other operating expenses increased $224 million, or 7.6%, in the first six months of 2024 from the first six months of 2023 primarily driven by the increase in flight operations, including increased costs for onboard food and catering, crew travel, ground handling and airport lounge operations, as well as certain general and administrative expenses.
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
Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Interest income	$537	$513	$24	4.5
Interest expense, net	(1,031)	(1,113)	82	(7.4)
Other expense, net	(39)	(20)	(19)	92.2
Total nonoperating expense, net	$(533)	$(620)	$87	(14.0)
Interest expense, net decreased $82 million, or 7.4%, in the first six months of 2024 from the first six months of 2023 primarily due to lower outstanding debt subsequent to the second quarter of 2023.
In the first six months of 2024, other nonoperating expense, net included $58 million of net special charges primarily for mark-to-market net unrealized losses associated with certain equity investments and $10 million of foreign currency losses, offset in part by $50 million of non-service related pension and other postretirement benefit plan income.
In the first six months of 2023, other nonoperating expense, net primarily included $45 million of net special charges associated with debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $16 million of non-service related pension and other postretirement benefit plan income.

Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the first six months of 2024, American recorded an income tax provision of $297 million. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At June 30, 2024, AAG had $11.7 billion in total available liquidity and $875 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Cash	$605	$578	$595	$567
Short-term investments	7,841	7,000	7,837	6,998
Undrawn facilities	3,287	2,862	3,287	2,862
Total available liquidity	$11,733	$10,440	$11,719	$10,427
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

Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $3.3 billion and $5.1 billion for the first six months of 2024 and 2023, respectively, a period-over-period decrease of $1.8 billion. This decrease in operating cash flows from the 2023 period to the 2024 period was primarily due to lower profitability in the first six months of 2024 driven by higher salaries, wages and benefits and maintenance expenses, offset in part by higher revenues. In addition, we contributed $281 million to our defined benefit pension plans in the first six months of 2024 as compared to $68 million in the first six months of 2023.
Investing Activities
Our net cash used in investing activities was $1.9 billion and $3.7 billion for the first six months of 2024 and 2023, respectively.
Our principal investing activities in the first six months of 2024 included $1.5 billion of capital expenditures, which primarily related to the purchase of 12 Embraer 175 aircraft, three Boeing 737 MAX aircraft, two Airbus A321neo aircraft, 32 aircraft engines and aircraft purchase deposits. Additionally, we had $833 million in net purchases of short-term investments. These cash outflows were offset in part by $353 million of proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at Los Angeles International Airport (LAX).
Our principal investing activities in the first six months of 2023 included $2.9 billion in net purchases of short-term investments. Additionally, we had $1.2 billion of capital expenditures, which primarily related to the purchase of seven Boeing 737 MAX aircraft, six Embraer 175 aircraft, two Airbus A321neo aircraft and 13 spare engines.
Financing Activities
Our net cash used in financing activities was $1.4 billion and $1.2 billion for the first six months of 2024 and 2023, respectively.
Our principal financing activities in the first six months of 2024 included $1.8 billion in scheduled repayments of debt and finance lease obligations. These cash outflows were offset by $527 million borrowed in connection with the financing of certain aircraft.
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
American
Operating Activities
American’s net cash provided by operating activities was $3.3 billion and $5.0 billion for the first six months of 2024 and 2023, respectively, a period-over-period decrease of $1.8 billion. This decrease in operating cash flows from the 2023 period to the 2024 period was primarily due to lower profitability in the first six months of 2024 driven by higher salaries, wages and benefits and maintenance expenses, offset in part by higher revenues. In addition, American contributed $280 million to its defined benefit pension plans in the first six months of 2024 as compared to $67 million in the first six months of 2023.
Investing Activities
American’s net cash used in investing activities was $1.9 billion and $3.7 billion for the first six months of 2024 and 2023, respectively.
American’s principal investing activities in the first six months of 2024 included $1.4 billion of capital expenditures, which primarily related to the purchase of 12 Embraer 175 aircraft, three Boeing 737 MAX aircraft, two Airbus A321neo aircraft, 32 aircraft engines and aircraft purchase deposits. Additionally, American had $831 million in net purchases of short-term investments. These cash outflows were offset in part by $353 million of proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at LAX.
American’s principal investing activities in the first six months of 2023 included $2.9 billion in net purchases of short-term investments. Additionally, American had $1.2 billion of capital expenditures, which primarily related to the purchase of seven Boeing 737 MAX aircraft, six Embraer 175 aircraft, two Airbus A321neo aircraft and 13 spare engines.
Financing Activities
American’s net cash used in financing activities was $1.3 billion and $1.1 billion for the first six months of 2024 and 2023, respectively.
American’s principal financing activities in the first six months of 2024 included $1.8 billion in scheduled repayments of debt and finance lease obligations. These cash outflows were offset by $527 million borrowed in connection with the financing of certain aircraft.
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
Commitments
Significant Indebtedness
As of June 30, 2024, AAG had $31.5 billion in long-term debt, including current maturities of $4.0 billion. As of June 30, 2024, American had $26.3 billion in long-term debt, including current maturities of $3.5 billion. All material changes in our significant indebtedness since our 2023 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of June 30, 2024, we had definitive purchase agreements for the acquisition of the following new aircraft (1):

	Remainder of 2024	2025	2026	2027	2028	2029 and Thereafter	Total
Airbus
A320neo Family	3	11	26	31	14	64	149
Boeing
737 MAX Family	11	20	10	—	20	95	156
787 Family	3	8	4	5	5	5	30
Embraer
175	6	12	18	15	15	30	96
Total	23	51	58	51	54	194	431

(1)Delivery schedule represents our best estimate as of the date of this report as described in footnote (d) to the “Contractual Obligations” table below. Actual delivery dates are subject to change, which could be material, based on various potential factors including production delays by the manufacturer and regulatory concerns.
We also have agreements for 51 spare engines to be delivered in the third quarter of 2024 and beyond. The “Contractual Obligations” table below reflects these commitments.
We currently have financing commitments in place for all aircraft scheduled to be delivered in 2024, except for three Airbus A320neo Family aircraft. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions including, in some cases, on our acquisition of the aircraft by a certain date and (2) the performance by the relevant financing counterparty of its obligations thereunder.

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
Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of June 30, 2024 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	Remainder of 2024	2025	2026	2027	2028	2029 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$1,769	$3,753	$4,637	$4,676	$5,120	$6,340	$26,295
Interest obligations (b), (c)	843	1,459	1,120	796	511	568	5,297
Finance lease obligations	92	154	126	86	51	185	694
Aircraft and engine purchase commitments (d)	864	2,968	3,145	3,535	3,531	13,610	27,653
Operating lease commitments	868	1,650	1,469	1,301	1,165	4,394	10,847
Regional capacity purchase agreements (e)	1,093	1,997	1,703	1,471	693	1,339	8,296
Minimum pension obligations (f)	—	251	244	165	140	65	865
Retiree medical and other postretirement benefits	63	131	137	137	135	606	1,209
Other purchase obligations (g)	2,813	3,005	1,760	910	260	3,297	12,045
Total American Contractual Obligations	8,405	15,368	14,341	13,077	11,606	30,404	93,201

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	1,487	—	—	—	3,746	5,233
Interest obligations (b)	61	155	181	214	211	429	1,251
Finance lease obligations	3	—	—	—	—	—	3
Operating lease commitments	11	12	10	6	4	26	69
Minimum pension obligations (f)	3	2	2	1	1	3	12
Total AAG Contractual Obligations	$8,483	$17,024	$14,534	$13,298	$11,822	$34,608	$99,769

(a)Amounts represent contractual amounts due. Excludes $327 million and $10 million of unamortized debt discount, premium and issuance costs as of June 30, 2024 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at June 30, 2024.

(c)Includes $7.1 billion of future principal payments and $895 million of future interest payments as of June 30, 2024, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
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
(f)Represents minimum pension contributions based on actuarially determined estimates as of December 31, 2023 and is based on estimated payments through 2033. During the first six months of 2024, we made required contributions of $281 million to our defined benefit pension plans.
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
Aircraft Fuel
As of June 30, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2024 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2024 annual fuel expense by approximately $45 million.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our June 30, 2024 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $100 million and annual interest income on short-term investments would increase by approximately $80 million.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of June 30, 2024 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2024, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of June 30, 2024, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for the remainder of 2024 through 2028 would be approximately $14.0 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If needed, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following transactions we completed in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; volatile or otherwise unfavorable market conditions; and the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase aircraft and engines or fund our other corporate requirements, or may seek to negotiate deferrals for such aircraft and engines with the applicable manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. Furthermore, we hold significant balances of cash and short-term investments, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully or to fund our committed expenditures. An inability to obtain necessary financing on acceptable terms would limit our ability to execute necessary capital projects and would have a material adverse impact on our business, results of operations and financial condition.

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
In certain instances, other air carriers are attempting to operate scheduled service with a business model that relies on the Federal Aviation Administration (FAA) Part 135, a regulatory environment that is generally less stringent than the rules applicable to our airline and similar airlines that operate under FAA Part 121 and which provides those airlines certain competitive advantages that Part 121 airlines cannot replicate. We have objected to the United States Department of Transportation (DOT) and the Transportation Security Administration (TSA) that the less stringent Part 135 rules were never intended as a basis for scheduled passenger service and that business model should not be permissible, and the agencies’ review is ongoing. A DOT or TSA decision to allow scheduled passenger service in any form under Part 135 and the actions of existing or future carriers using that business model, including those described above, could adversely impact our business, financial condition and results of operations.
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
American has established a transatlantic joint business with British Airways, Aer Lingus, Iberia and Finnair, a transpacific joint business with Japan Airlines and a joint business relating to Australia and New Zealand with Qantas. We have also established a strategic alliance with Alaska Airlines relating to certain routes on the West Coast of the United States and a strategic alliance relating to the Middle East with Qatar Airways. In July 2010, in connection with a regulatory review related to our transatlantic joint business, we provided certain commitments to the European Commission (EC) regarding, among other things, the availability of take-off and landing slots at London Heathrow (LHR) or London Gatwick airports. The commitments accepted by the EC were binding for 10 years. In anticipation of both the exit of the United Kingdom (UK) from the European Union (EU), commonly referred to as Brexit, and the expiry of the EC commitments in July 2020, the United Kingdom Competition and Markets Authority (CMA), in October 2018, opened an investigation into the transatlantic joint business. In September 2020 and April 2022, the CMA adopted interim measures that effectively extend the EC commitments until March 2026 in light of the uncertainty and other impacts resulting from the COVID-19 pandemic. The CMA restarted its investigation in September 2023 after a pause related to the COVID-19 pandemic and plans to complete the investigation before the scheduled expiration of the interim measures in March 2026. We continue to cooperate fully with the CMA. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those arrangements.
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
Personnel shortages, in particular for pilots, and general wage inflation have impacted and are expected to continue to impact our labor costs. In July 2023, we reached a tentative agreement with the union representing our mainline pilots, which was subsequently ratified by the pilots in August 2023. The new agreement, which became effective in the third quarter of 2023, includes significant increases in pilot pay and benefits, in line with agreements recently concluded by our large network competitors with their pilots’ unions. We remain in negotiations for other new labor agreements, including our mainline flight attendants, and anticipate that any new contracts we agree to with our labor groups will include material increases in salaries and other benefits, which will significantly increase our labor expense.
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
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, such as movements to institute a “living wage,” customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, customer concerns in the nature of “greenwashing” allegations that may surround any of our advertising campaigns, marketing programs or commercial offerings related to our sustainability initiatives, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. In addition, we operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our customers, vendors or employees, can spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.

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
Changes to our business model that are designed to increase revenues and reduce costs may not be successful and may cause operational difficulties or decreased demand.
We have in the past instituted, and intend to institute in the future, changes to our business model designed to increase revenues and offset costs. These measures include further segmentation of the classes of service we offer, such as Premium Economy service and Basic Economy service, enhancements to our AAdvantage program, charging separately for services that had previously been included within the price of a ticket, changes to our practices and contracts with providers of distribution systems to provide additional content flexibility, commercial practices related to ticket distribution channels, including efforts by us to migrate an increasing portion of our customers to our modern, direct distribution channels in lieu of third party channels, changing (whether it be increasing, decreasing or eliminating) other pre-existing fees, reconfiguration of our aircraft cabins, and efforts to optimize our network including by focusing growth on a limited number of large hubs and entering into agreements with other airlines. For example, in 2020, we eliminated change fees for most domestic and international tickets, which has reduced our change fee revenue, a trend which is expected to continue assuming this policy remains in place. In addition, as previously reported, during the second quarter of 2024 we concluded that certain changes to our distribution strategy contributed to softness in customer bookings relative to our expectations and we reversed many of these measures late in the quarter. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure that these measures or any future initiatives will be successful in increasing our revenues or offsetting our costs. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline or result in decreased demand. Also, our implementation of any new or increased fees might result in adverse brand perceptions, reputational harm or regulatory scrutiny, and could reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.

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
We are subject to taxation at the federal, state and local levels in the United States. The U.S. government may enact significant changes to the taxation of business entities. For example, on August 16, 2022, the Inflation Reduction Act was signed into law, introducing, among other changes, a corporate minimum tax on certain corporations and an excise tax on certain stock repurchases by certain corporations. With numerous provisions of the Tax Cuts and Jobs Act set to expire in 2025, we expect that consideration of legislation related to tax laws is likely in coming quarters, but the likelihood of any proposed changes to the tax law being enacted or implemented is unclear, and we are currently unable to predict whether such changes will occur. If changes to tax laws are implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance our business will not be adversely affected.
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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business and thus is a significant factor in the price of airline tickets. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $1.32 per gallon to a high of approximately $4.40 per gallon during the period from January 1, 2021 to June 30, 2024. Aircraft fuel prices reflect not only the price of underlying crude oil, but also the price charged to refine crude oil into aircraft fuel (often referred to as the “crack spread”), transportation costs, handling costs and taxes, and increases in any of these underlying components would increase the price we ultimately pay for aircraft fuel.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of June 30, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
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
In May 2024, Congress passed a five-year funding authorization for the FAA (FAA Authorization Renewal). Among other things, the FAA Authorization Renewal increased the authorized funding level for the FAA and required the hiring of additional air traffic controllers, an effort to address staffing and resource shortages and improve the operation of the ATC system in the U.S. The FAA Authorization Renewal also codified several consumer protection rulemakings related to refunds, vouchers and family seating that could be challenging to implement and have negative financial impacts. Any new or enhanced requirements resulting from the FAA Authorization Renewal, including any new fees, costs we may be required to incur to comply with new rules and compensation or other penalties we may be required to pay for violations of such rules, have the potential to increase our costs or adversely impact our operation.
DOT consumer rules, and rules promulgated by certain analogous agencies in other countries we serve, dictate procedures for many aspects of our customer’s journey, including at the time of ticket purchase, at the airport and onboard the aircraft. DOT recently issued a final rule mandating refunds in certain circumstances, and a final rule requiring disclosure of certain ancillary fees by air carriers and travel agents. Airline associations and individual airlines, including American, are challenging the ancillary fee rules in a proceeding currently pending before the Fifth Circuit Court of Appeals, but we cannot predict whether this challenge will be successful. Compliance with these rules will require significant changes to our IT systems, which will be challenging to complete by the respective compliance deadlines. Finally, the DOT finalized rules in 2023 for accessible lavatories on single-aisle aircraft and has continued to work through proposals for a number of disability regulations that will impact us, including penalties for wheelchair loss or damage and prompt wheelchair assistance.
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
Similarly, there are a number of legislative and regulatory initiatives and reforms at the state and local levels in the U.S. These initiatives include increasingly stringent laws to protect the environment, wage/hour requirements, mandatory paid sick or family leave and healthcare mandates. These laws could affect our relationship with our workforce and the vendors that serve our airline and cause our expenses to increase without an ability to pass through these costs. In recent years, the airline industry has experienced an increase in litigation over the application of state and local employment laws, particularly in California. Application of these laws may result in operational disruption, increased litigation risk and impact our negotiated labor agreements. For example, we are currently involved in legal proceedings in California concerning alleged violations of the state’s labor code including, among other things, violations of certain meal and rest break laws, and an adverse determination in any of these cases could adversely impact our operational flexibility and result in the imposition of damages and fines, which could potentially be significant. We recently settled a class litigation brought by flight attendants in California, which covered all wage and hour claims brought by the class through January 1, 2024. In addition, legislation passed by the California legislature in March 2023 should effectively foreclose future meal and rest break claims from flight attendants in California. However, there is still risk of future litigation from flight attendants and other work groups involving other types of wage and hour laws in California and other jurisdictions which have or could seek to implement similar laws.
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
Efforts to combat climate change have increased the focus by regulators worldwide on the need to reduce greenhouse gas (GHG) emissions, including those from the airline industry. Concerns over GHG emissions have prompted regulators around the world, including but not limited to the EU and UK, to develop ambitious regulations to increase demand and investments in SAF. These mandates are likely to result in further attempts to adopt requirements or change business environments related to aviation that, if successful, may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs, including potentially new taxes, to regulate GHG emissions. In addition, certain airports have proposed, and could in the future adopt, GHG emission or climate-related goals or measures that could impact our operations or require us to make changes or investments in our infrastructure. In particular, the International Civil Aviation Organization (ICAO) has adopted rules, including those pertaining to the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which will require us to mitigate the growth of GHG emissions associated with a significant majority of our international flights.
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
Additionally, growing recognition among consumers of the dangers of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that produces fewer GHG emissions. Business customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying with us. Customers may also elect to travel on flights that produce comparatively fewer GHG emissions, particularly after commencement of the EU environmental labelling scheme for flights in 2025. Our collateral to secure loans, in the form of aircraft, airport slots, gates and routes, could lose value as customer demand shifts and economies move to low-carbon alternatives, which may increase our financing cost.
We have published a number of sustainability-related targets and goals, including with respect to reducing our GHG emissions. These goals are often long-term in nature, and in many cases rely on assumptions about the future availability and efficacy of technologies that do not yet exist or are not yet commercially viable. Our ability to meet our publicly stated targets is dependent on a number of factors outside our control, including but not limited to the ability of third parties, such as engine and airframe manufacturers, SAF producers and other industry participants, to timely develop and commercialize these technological solutions. Additionally, we face risks associated with allegations or similar claims that our public statements concerning our sustainability efforts or our advertising campaigns, marketing programs or commercial offerings are exaggerated, unsubstantiated or inconsistent with then-current regulations, sometimes referred to as “greenwashing,” and could be subject to litigation or regulatory enforcement actions challenging the basis for such statements which could be costly and disruptive, whether or not meritorious.
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
We are also subject to other environmental laws and regulations, including those that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be retroactive, strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of when it occurred, fault or the amount of waste directly attributable to us. We have liability for investigation and remediation costs at various domestic sites, although such costs currently are not expected to have a material adverse effect on our business.
Governmental authorities in the U.S. and abroad are increasingly focused on potential contamination resulting from the use of certain chemicals, most notably per- and polyfluoroalkyl, substances (PFAS). Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including those related to aviation. Among other things, recent changes to federal requirements for firefighting foams containing PFAS, as well as related state regulations affecting their use, will require operational and infrastructure changes. In February 2024, the EPA published, for public comment, a new rulemaking to list nine PFAS as hazardous constituents under the Resource Conservation and Recovery Act. In April 2024, the EPA published a final rule designating two PFAS substances (perfluorooctanoic acid and perfluorooctanesulfonic acid) as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act. This new rule requires entities to immediately report current and past releases of such substances that meet or exceed the reportable quantity to EPA’s National Response Center. These rulemakings could require additional oversight and management of PFAS-containing waste. We may incur costs in connection with current and future reporting obligations, costs related to materials management and historic usage and disposal of PFAS-containing materials, transitioning away from the usage of PFAS-containing products and firefighting systems, or remediating any environmental impacts.
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
These and other factors contributed to a prolonged shortage of qualified, entry-level pilots, shortages of experienced pilots trained and ready for duty, principally at our regional affiliates, and increased compensation costs materially for pilots throughout the industry. While progress has been made in improving pilot staffing, we believe that this industry-wide pilot shortage will remain a problem, in particular for regional airlines in the United States, for the foreseeable future. We have recently implemented a number of recruitment initiatives intended to recruit qualified pilots to our regional airlines, including offering significant financial incentives, but we cannot guarantee that such efforts will be successful. Notwithstanding these efforts, our regional airline subsidiaries and other regional partners have recently been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, operational disruptions, increased compensation expense and costs of operations, financial difficulties and other adverse effects.
We depend on a limited number of suppliers for aircraft, aircraft engines and parts. Delays in scheduled aircraft deliveries, unexpected grounding of aircraft or aircraft engines whether by regulators or by us, or other loss of anticipated fleet capacity, and failure of new aircraft to receive regulatory approval, be produced or otherwise perform as and when expected, adversely impacts our business, results of operations and financial condition.
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, all of our mainline aircraft were manufactured by either Airbus or Boeing and all of our regional aircraft were manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by recent transactions involving Airbus and Bombardier and Mitsubishi and Bombardier, and the cessation of production of certain Bombardier regional aircraft that we and our regional partners currently operate in large numbers. Due to the limited number of suppliers, constraints on production capacity, large order books and long production lead times, manufacturers have faced and are expected to continue to face challenges in timely fulfilling our aircraft on order, and we may face competition from other carriers in securing an adequate supply of aircraft in the future. If new aircraft orders are not filled on a timely basis, we could face higher financing and operating costs than planned. The limited number of these suppliers may also result in reduced competition and potentially higher prices than if the supplier base was less concentrated. In addition, we are vulnerable to any problems associated with the performance of these suppliers’ obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers or adverse perception by the public that would result in customer avoidance of any of our aircraft. If the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency, safety and reliability, we could also face higher financing and operating costs than planned and our business, results of operations and financial condition could be adversely impacted. We are also subject to the risk that action by the FAA or any other regulatory authority could result in an inability to certify or operate our aircraft, even temporarily. For instance, in March 2019, the FAA ordered the grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020. An additional grounding of Boeing aircraft occurred in January 2024 involving the Boeing 737-9 MAX, a model that we do not operate. Further, significant limitations imposed on the use of Pratt & Whitney GTF aircraft engines (an engine that we do not use in our fleet) on certain Airbus aircraft have resulted in very significant numbers of the related aircraft being grounded while awaiting refurbished engines. Regulatory concerns raised by the FAA also previously forced Boeing to suspend deliveries of certain 787 aircraft, temporarily resulting in significant reductions to our planned long-haul flying. More generally, we have recently experienced delivery delays across manufacturers due to regulatory matters such as those described above, regulatory restrictions on production rate increases (such as those that the FAA has recently imposed on Boeing 737 production), supply chain limitations, development delays, and other factors, which have created significant challenges in planning our fleet, and those challenges are likely to continue. There is also the prospect that new aircraft models will continue to face certification delays further impeding the delivery of new aircraft to the airline industry and increasing competition for the production capacity that is available.

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
To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility, continue to migrate the distribution of tickets to our proprietary and other modern distribution channels, and improve the functionality of our distribution channels, while maintaining an industry-competitive cost structure and a high level of customer satisfaction. Further, as distribution technology changes we will need to continue to update our technology by acquiring new technology from third parties, building the functionality ourselves, or a combination, which in any event will likely entail significant technological and commercial risk and involve potentially material investments. These imperatives may affect our relationships with conventional travel agents, travel management companies, GDSs and OTAs, including if consolidation of conventional travel agents, travel management companies, GDSs or OTAs continues, or should any of these parties seek to acquire other technology providers thereby potentially limiting our technology alternatives. For example, as previously reported, during the second quarter of 2024 we concluded that certain commercial initiatives designed to, among other things, migrate customers to our modern, direct distribution channels contributed to softness in customer bookings relative to our expectations, and we reversed many of these measures late in the quarter. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports we serve are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may impose other operational restrictions as well. In the U.S., the DOT and the FAA currently regulate the allocation of slots or slot exemptions at Ronald Reagan Washington National Airport (DCA) and two New York City airports: John F. Kennedy International Airport and LaGuardia Airport (LGA). Our operations at these airports generally require the allocation of slots or similar regulatory authority. In addition to slot restrictions, operations at DCA and LGA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,250 and 1,500 miles, respectively. Similarly, our operations at LHR, international airports in Frankfurt, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Airline Trade Association Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls or other operational restrictions at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. During periods of reduced demand for air travel, such as during the COVID-19 pandemic, we presently and may in the future rely on exemptions granted by applicable authorities from the requirement that we continuously use certain slots, gates and routes or risk having such operating rights revoked, and depending on the applicable authority these exemptions can vary in the way they are structured and applied. We cannot predict whether such exemptions will be made available, whether they will be granted on the same or similar terms as in past instances, or whether we ultimately could be at risk of losing valuable operating rights. If we are forced to surrender slots or other rights, we may be unable to provide our desired level of service to or from certain destinations in the future. We cannot provide any assurance that regulatory changes resulting in changes in the application of slot controls or the allocation of or any reallocation of existing slots, the continued enforcement or termination of a perimeter rule or similar regulatory regime will not have a material adverse impact on our operations.
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
The closing price of our common stock on the Nasdaq Global Select Market varied from $10.92 to $18.80 during 2023 and $10.58 to $15.68 during 2024 year-to-date through July 19, 2024. At times, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that in recent years this wide range of trading prices has largely reflected the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
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
In addition, any future repurchases of AAG common stock or payment of dividends, or any determination to cease repurchasing stock or paying dividends, could affect our stock price and increase its volatility. The existence of a future share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, any future repurchases of AAG common stock or payment of dividends will diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Further, our repurchase of AAG common stock may fluctuate such that our cash flow may be insufficient to fully cover our share repurchases. We generally are subject to an excise tax on the fair market value of AAG common stock repurchased (less the fair market value of AAG common stock issued and subject to certain adjustments and exceptions) during any year after December 31, 2022. Although our share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that they will do so.
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
The issuance or sale of shares of our common stock or rights to acquire shares of our common stock could depress the trading price of our common stock and the Convertible Notes.
We may conduct future offerings of material amounts of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations, to fund acquisitions, or for any other purposes at any time and from time to time. Further, additional shares of our common stock may be issued in connection with the exercise of warrants originally issued by AAG to the U.S. Department of Treasury and/or the conversion of the 6.50% convertible senior notes due 2025 (the Convertible Notes). If these additional shares or securities are issued or sold, or if it is perceived that they will be sold, the trading price of our common stock and the Convertible Notes could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock and the Convertible Notes could decline substantially.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
On July 24, 2024, the Board of Directors of AAG voted to adopt the Fourth Amended and Restated Bylaws (as amended prior to the date hereof, the “A&R Bylaws”), which became effective immediately upon adoption. The A&R Bylaws amend and restate AAG’s previously existing bylaws in their entirety to, among other things, (i) remove certain informational requirements concerning stockholders seeking to nominate directors and bring matters before an annual meeting, (ii) narrow the scope of persons that the information set forth in (i) must be provided for and (iii) implement technical amendments to the procedures of preparing for, holding and adjourning a meeting of stockholders. The foregoing is qualified in its entirety by reference to the text of the A&R Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

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

Exhibit Number	Description

3.1	Fourth Amended and Restated Bylaws of American Airlines Group Inc.
10.1
Ninth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of June 4, 2024, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent.*

10.2
Tenth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of June 4, 2024, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto.*

10.3
First Amendment to Credit and Guaranty Agreement, dated as of June 4, 2024, amending the Credit and Guaranty Agreement, dated as of December 4, 2023, among American Airlines, Inc., as the borrower, American Airlines Group Inc., as parent and guarantor, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and certain other parties from time to time party thereto.*

10.4
Second Amendment to Credit and Guaranty Agreement, dated as of June 4, 2024, amending the Credit and Guaranty Agreement, dated as of December 4, 2023, among American Airlines, Inc., as the borrower, American Airlines Group Inc., as parent and guarantor, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and certain other parties from time to time party thereto.*

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

American Airlines Group Inc.

Date: July 25, 2024	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: July 25, 2024	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)