Form 10-Q
period 2024-09-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2024-10-24
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024

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
As of October 18, 2024, there were 657,130,996 shares of American Airlines Group Inc. common stock outstanding.
As of October 18, 2024, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2024

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
•The loss of key personnel upon whom we depend on to operate our business or the inability to attract, develop and retain additional qualified personnel could adversely affect our business.
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues:
Passenger	$12,523	$12,421	$37,184	$36,502
Cargo	202	193	584	613
Other	922	868	2,783	2,611
Total operating revenues	13,647	13,482	40,551	39,726
Operating expenses:
Aircraft fuel and related taxes	2,874	3,209	8,916	9,098
Salaries, wages and benefits	4,098	3,974	11,917	10,891
Regional expenses	1,264	1,168	3,733	3,463
Maintenance, materials and repairs	989	870	2,823	2,389
Other rent and landing fees	861	745	2,514	2,214
Aircraft rent	303	342	945	1,031
Selling expenses	468	430	1,331	1,357
Depreciation and amortization	479	487	1,424	1,456
Special items, net	554	949	625	962
Other	1,668	1,531	4,843	4,487
Total operating expenses	13,558	13,705	39,071	37,348
Operating income (loss)	89	(223)	1,480	2,378
Nonoperating income (expense):
Interest income	117	168	363	456
Interest expense, net	(480)	(537)	(1,464)	(1,626)
Other income (expense), net	18	(98)	(20)	(119)
Total nonoperating expense, net	(345)	(467)	(1,121)	(1,289)
Income (loss) before income taxes	(256)	(690)	359	1,089
Income tax provision (benefit)	(107)	(145)	103	286
Net income (loss)	$(149)	$(545)	$256	$803

Earnings (loss) per common share:
Basic	$(0.23)	$(0.83)	$0.39	$1.23
Diluted	$(0.23)	$(0.83)	$0.39	$1.16
Weighted average shares outstanding (in thousands):
Basic	657,424	654,119	656,745	653,241
Diluted	657,424	654,119	658,775	719,956

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(149)	$(545)	$256	$803
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	18	(237)	55	(203)
Investments	5	(1)	4	—
Total other comprehensive income (loss), net of tax	23	(238)	59	(203)
Total comprehensive income (loss)	$(126)	$(783)	$315	$600
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$834	$578
Short-term investments	7,638	7,000
Restricted cash and short-term investments	752	910
Accounts receivable, net	1,820	2,026
Aircraft fuel, spare parts and supplies, net	2,582	2,400
Prepaid expenses and other	830	658
Total current assets	14,456	13,572
Operating property and equipment
Flight equipment	43,110	41,794
Ground property and equipment	10,105	10,307
Equipment purchase deposits	1,098	760
Total property and equipment, at cost	54,313	52,861
Less accumulated depreciation and amortization	(23,467)	(22,097)
Total property and equipment, net	30,846	30,764
Operating lease right-of-use assets	7,709	7,939
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $839 and $834, respectively	2,046	2,051
Deferred tax asset	2,768	2,888
Other assets	1,612	1,753
Total other assets	10,517	10,783
Total assets	$63,528	$63,058
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$5,384	$3,632
Accounts payable	2,623	2,353
Accrued salaries and wages	2,484	2,377
Air traffic liability	7,551	6,200
Loyalty program liability	3,584	3,453
Operating lease liabilities	1,173	1,309
Other accrued liabilities	2,733	2,738
Total current liabilities	25,532	22,062
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	26,268	29,270
Pension and postretirement benefits	2,568	3,044
Loyalty program liability	6,035	5,874
Operating lease liabilities	6,348	6,452
Other liabilities	1,631	1,558
Total noncurrent liabilities	42,850	46,198
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 657,102,842 shares issued and outstanding at September 30, 2024; 654,273,192 shares issued and outstanding at December 31, 2023	7	7
Additional paid-in capital	7,407	7,374
Accumulated other comprehensive loss	(4,835)	(4,894)
Retained deficit	(7,433)	(7,689)
Total stockholders’ deficit	(4,854)	(5,202)
Total liabilities and stockholders’ equity (deficit)	$63,528	$63,058
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$3,585	$5,154
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,943)	(1,753)
Proceeds from sale-leaseback transactions and sale of property and equipment	598	219
Purchases of short-term investments	(6,528)	(8,323)
Sales of short-term investments	5,901	6,857
Decrease in restricted short-term investments	159	39
Other investing activities	(21)	300
Net cash used in investing activities	(1,834)	(2,661)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(2,698)	(4,624)
Proceeds from issuance of long-term debt	1,252	2,324
Other financing activities	(53)	(92)
Net cash used in financing activities	(1,499)	(2,392)
Net increase in cash and restricted cash	252	101
Cash and restricted cash at beginning of period	681	586
Cash and restricted cash at end of period (1)	$933	$687

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$775	$748
Property and equipment acquired through debt, finance leases and other	193	89
Operating leases converted to finance leases	130	—
Finance leases converted to operating leases	33	27
Supplemental information:
Interest paid, net	1,512	1,711
Income taxes paid	6	4

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$834	$577
Restricted cash included in restricted cash and short-term investments	99	110
Total cash and restricted cash	$933	$687
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2023	$7	$7,374	$(4,894)	$(7,689)	$(5,202)
Net loss	—	—	—	(312)	(312)
Other comprehensive income, net	—	—	17	—	17
Issuance of 1,772,443 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(11)	—	—	(11)
Share-based compensation expense	—	28	—	—	28
Modification of share-based awards	—	(20)	—	—	(20)
Balance at March 31, 2024	7	7,371	(4,877)	(8,001)	(5,500)
Net income	—	—	—	717	717
Other comprehensive income, net	—	—	19	—	19
Issuance of 562,167 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(3)	—	—	(3)
Share-based compensation expense	—	21	—	—	21
Balance at June 30, 2024	7	7,389	(4,858)	(7,284)	(4,746)
Net loss	—	—	—	(149)	(149)
Other comprehensive income, net	—	—	23	—	23
Issuance of 495,040 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(4)	—	—	(4)
Share-based compensation expense	—	22	—	—	22
Balance at September 30, 2024	$7	$7,407	$(4,835)	$(7,433)	$(4,854)

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$6	$7,291	$(4,585)	$(8,511)	$(5,799)
Net income	—	—	—	10	10
Other comprehensive income, net	—	—	18	—	18
Issuance of 2,175,213 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	1	(16)	—	—	(15)
Share-based compensation expense	—	15	—	—	15
Balance at March 31, 2023	7	7,290	(4,567)	(8,501)	(5,771)
Net income	—	—	—	1,338	1,338
Other comprehensive income, net	—	—	17	—	17
Issuance of 469,087 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(1)	—	—	(1)
Share-based compensation expense	—	32	—	—	32
Balance at June 30, 2023	7	7,321	(4,550)	(7,163)	(4,385)
Net loss	—	—	—	(545)	(545)
Other comprehensive loss, net	—	—	(238)	—	(238)
Issuance of 217,302 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(1)	—	—	(1)
Share-based compensation expense	—	29	—	—	29
Settlement of Single-Dip Unsecured claims held in the Disputed Claims Reserve	—	4	—	—	4
Balance at September 30, 2023	$7	$7,353	$(4,788)	$(7,708)	$(5,136)
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
(b) Labor Relations
In September 2024, American and the Association of Professional Flight Attendants, the union representing our mainline flight attendants, ratified a new collective bargaining agreement. This five-year agreement provides wage rate increases, quality-of-life benefits and other benefit-related items. The ratified agreement also included a provision for a one-time payment. During the third quarter of 2024, one-time charges resulting from the ratification of this new agreement were recorded as mainline operating special items, net in the condensed consolidated statement of operations, including the one-time payment of $514 million which is expected to be paid in November 2024.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Labor contract expenses (1)	$516	$983	$573	$983
Severance expenses	—	—	13	21
Other operating special items, net	38	(34)	39	(42)
Mainline operating special items, net	554	949	625	962
Regional operating special items, net	—	2	—	8
Operating special items, net	554	951	625	970

Mark-to-market adjustments on equity investments, net (2)	(27)	59	23	70
Debt refinancing and extinguishment	—	42	7	76
Nonoperating special items, net	(27)	101	30	146

(1)Labor contract expenses for the three months ended September 30, 2024 related to one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline flight attendants, including a one-time payment of $514 million. For the nine months ended September 30, 2024, labor contract expenses related to one-time charges resulting from the ratifications of new collective bargaining agreements with our mainline flight attendants as discussed above and with our mainline passenger service team members.
Labor contract expenses for the three and nine months ended September 30, 2023 related to one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million.

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
3. Earnings (Loss) Per Common Share
The following table provides the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic EPS:
Net income (loss)	$(149)	$(545)	$256	$803
Weighted average common shares outstanding (in thousands)	657,424	654,119	656,745	653,241
Basic EPS	$(0.23)	$(0.83)	$0.39	$1.23

Diluted EPS:
Net income (loss)	$(149)	$(545)	$256	$803
Interest expense on 6.50% convertible senior notes	—	—	—	33
Net income (loss) for purposes of computing diluted EPS	$(149)	$(545)	$256	$836
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	657,424	654,119	656,745	653,241
Dilutive effect of restricted stock unit awards	—	—	888	1,677
Dilutive effect of certain PSP Warrants and Treasury Loan Warrants	—	—	1,142	3,310
Assumed conversion of 6.50% convertible senior notes	—	—	—	61,728
Diluted weighted average common shares outstanding	657,424	654,119	658,775	719,956
Diluted EPS	$(0.23)	$(0.83)	$0.39	$1.16
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
6.50% convertible senior notes	61,728	61,728	61,728	—
Restricted stock unit awards	2,862	3,627	2,717	3,802
In addition, for the three and nine months ended September 30, 2024 and 2023, excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are certain shares underlying the warrants issued pursuant to (i) the payroll support program established under the Coronavirus Aid, Relief, and Economic Security Act (PSP1), (ii) the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP2), (iii) the payroll support program established under the American Rescue Plan Act of 2021 (PSP3) (collectively, the PSP Warrants) and (iv) the Loan and Guarantee Agreement with the U.S. Department of Treasury (Treasury Loan Warrants).
The table below provides a summary of the PSP Warrants and the Treasury Loan Warrants:

Warrants	Warrants Issued (shares, in thousands)	Exercise Price ($)	Expiration
PSP1 Warrants	14,048	12.51	April 2025 to September 2025
PSP2 Warrants	6,576	15.66	January 2026 to April 2026
PSP3 Warrants	4,407	21.75	April 2026 to June 2026
Treasury Loan Warrants	4,396	12.51	September 2025

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Passenger revenue:
Passenger travel	$11,539	$11,473	$34,334	$33,821
Loyalty revenue - travel (1)	984	948	2,850	2,681
Total passenger revenue	12,523	12,421	37,184	36,502
Cargo	202	193	584	613
Other:
Loyalty revenue - marketing services	779	732	2,363	2,195
Other revenue	143	136	420	416
Total other revenue	922	868	2,783	2,611
Total operating revenues	$13,647	$13,482	$40,551	$39,726

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Domestic	$8,681	$8,616	$26,285	$25,848
Latin America	1,433	1,490	4,897	5,045
Atlantic	2,110	2,056	5,122	4,875
Pacific	299	259	880	734
Total passenger revenue	$12,523	$12,421	$37,184	$36,502
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

	September 30, 2024	December 31, 2023
	(In millions)
Loyalty program liability	$9,619	$9,327
Air traffic liability	7,551	6,200
Total	$17,170	$15,527

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2023	$9,327
Deferral of revenue	3,105
Recognition of revenue (1)	(2,813)
Balance at September 30, 2024 (2)	$9,619

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of September 30, 2024, our current loyalty program liability was $3.6 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2024, $4.9 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2024	December 31, 2023
Secured
2013 Term Loan Facility, variable interest rate of 7.96%, installments until due in February 2028	$980	$990
2014 Term Loan Facility, variable interest rate of 6.45%, installments until due in January 2027	1,171	1,183
2023 Term Loan Facility, variable interest rate of 7.21%, installments beginning in December 2024 until due in June 2029	1,100	1,100
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes, interest only payments until due in May 2029	1,000	1,000
5.50% senior secured notes, installments until due in April 2026 (1)	2,042	2,917
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 10.29%, installments until due in April 2028 (1)	2,625	3,150
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 3.88%, maturing from 2024 to 2034	7,637	7,657
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 8.57%, averaging 6.70%, maturing from 2024 to 2036	3,812	3,612
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	880	967
	26,197	27,526
Unsecured
PSP1 Promissory Note, interest only payments until due in April 2030	1,757	1,757
PSP2 Promissory Note, interest only payments until due in January 2031	1,030	1,030
PSP3 Promissory Note, interest only payments until due in April 2031	959	959
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
3.75% senior notes, interest only payments until due in March 2025	487	487
	5,233	5,233
Total long-term debt	31,430	32,759
Less: Total unamortized debt discount, premium and issuance costs	320	363
Less: Current maturities	5,262	3,501
Long-term debt, net of current maturities	$25,848	$28,895

(1)Collectively referred to as the AAdvantage Financing.
As of September 30, 2024, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$500
2014 Revolving Facility	1,500
2023 Revolving Facility	890
Other facilities	400
Total	$3,290

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
In March 2024, American entered into a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. As of September 30, 2024, there were no amounts drawn under this facility. Additionally, American currently has $50 million of available borrowing base under a cargo receivables facility that is set to expire in December 2024. As further described below, the aggregate commitments under the 2013, 2014 and 2023 Revolving Facilities are $2.9 billion through June 4, 2029.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
6.50% Convertible Senior Notes
At September 30, 2024, the if-converted value of the 6.50% convertible senior notes due 2025 (the Convertible Notes) did not exceed the principal amount. The last reported sale price per share of our common stock (as defined in the indenture governing our Convertible Notes, the Convertible Notes Indenture) did not exceed 130% of the conversion price of the Convertible Notes for at least 20 of the 30 consecutive trading days ending on September 30, 2024. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes cannot convert at their option at any time during the quarter ending December 31, 2024. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If certain conditions are not met at maturity, cash settlement is required.
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
EETCs Issued in 2024
In the third quarter of 2024, American entered into agreements under which it borrowed $684 million in connection with the financing of certain aircraft that had been previously delivered. Debt incurred under these agreements is junior to existing equipment notes, matures in 2027 through 2028 and bears interest at fixed rates averaging 7.10%.
Equipment Loans and Other Notes Payable Issued in 2024
During the first nine months of 2024, American entered into agreements under which it borrowed $571 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2030 through 2036 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 6.86% as of September 30, 2024.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
7. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2024.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2024
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$780	$780	$—	$—
Corporate obligations	4,154	—	4,154	—
Bank notes/certificates of deposit/time deposits	2,154	—	2,154	—
Repurchase agreements	550	—	550	—
	7,638	780	6,858	—
Restricted cash and short-term investments (1), (3)	752	416	336	—
Long-term investments (4)	141	141	—	—
Total	$8,531	$1,337	$7,194	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations and collateral associated with the payment of interest for the AAdvantage Financing. Restricted short-term investments mature in one year or less except for $175 million as of September 30, 2024.
(4)Long-term investments include our equity investments in China Southern Airlines Company Limited (China Southern Airlines), Vertical Aerospace Ltd. (Vertical) and GOL Linhas Aéreas Inteligentes S.A. (GOL). See Note 8 for further information on our equity investments.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 except for $3.7 billion as of September 30, 2024 and December 31, 2023, which would have been classified as Level 3 in the fair value hierarchy with a fair value of $3.4 billion and $3.7 billion, respectively. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.0 billion and $1.1 billion as of September 30, 2024 and December 31, 2023, respectively.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$31,110	$30,924	$32,396	$32,310

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
Our equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$247	$240
China Southern Airlines	Fair Value	1.5%	1.5%	129	115
Other investments (1)	Various			119	186
Total				$495	$541

(1)Primarily includes our investment in JetSMART Holdings Limited, which is accounted for under the equity method, and our investments in Vertical and GOL, which are each accounted for at fair value.
9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2024	2023	2024	2023
Service cost	$—	$1	$8	$4
Interest cost	180	188	17	12
Expected return on assets	(245)	(230)	(2)	(2)
Amortization of:
Prior service cost (benefit)	—	4	3	(3)
Unrecognized net loss (gain)	26	25	(6)	(10)
Net periodic benefit cost (income)	$(39)	$(12)	$20	$1

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2024	2023	2024	2023
Service cost	$1	$2	$23	$10
Interest cost	542	568	51	36
Expected return on assets	(733)	(690)	(7)	(7)
Amortization of:
Prior service cost (benefit)	—	18	11	(10)
Unrecognized net loss (gain)	79	80	(19)	(27)
Net periodic benefit cost (income)	$(111)	$(22)	$59	$2
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first nine months of 2024, we made required contributions of $284 million and a supplemental contribution of $12 million to our defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Provision (1)		Total
Balance at December 31, 2023	$(3,380)	$(2)	$(1,512)		$(4,894)
Other comprehensive income (loss) before reclassifications	—	5	(1)		4
Amounts reclassified from AOCI	71	—	(16)	(2)	55
Net current-period other comprehensive income (loss)	71	5	(17)		59
Balance at September 30, 2024	$(3,309)	$3	$(1,529)		$(4,835)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$1	$9	$6	Nonoperating other income (expense), net
Actuarial loss	15	12	46	41	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$18	$13	$55	$47
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
Regional expenses for the three months ended September 30, 2024 and 2023 include $80 million and $79 million of depreciation and amortization, respectively, and each include $2 million of aircraft rent. Regional expenses for the nine months ended September 30, 2024 and 2023 include $238 million and $239 million of depreciation and amortization, respectively, and $7 million and $5 million of aircraft rent, respectively.
During each of the three months ended September 30, 2024 and 2023, we recognized $153 million of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2024 and 2023, we recognized $452 million and $489 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
12. Legal Proceedings
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice, joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the NEA. In June 2023, JetBlue delivered a notice of termination of the NEA, effective July 29, 2023, and the carriers have substantially completed wind-down activities. Following written submissions by the parties and a hearing on July 26, 2023, the U.S. District Court for the District of Massachusetts entered a Final Judgment and Order Entering Permanent Injunction on July 28, 2023. The parties are complying with the terms of the Final Judgment and Order Entering Permanent Injunction, including by completing wind-down activities related to the NEA. American filed a notice of appeal to the U.S. Court of Appeals for the First Circuit on September 25, 2023, and such appeal remains pending.
Private Party Antitrust Actions Related to the Northeast Alliance. On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. In March 2023, American filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, American, together with JetBlue, filed a motion to dismiss the third amended complaint. In September 2024, the court denied that motion. We believe these lawsuits are without merit and are defending against them vigorously.
Securities Litigation. On July 18, 2024, AAG and certain of its current and former officers were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of Texas, captioned Qawasmi v. American Airlines Group Inc., et al. The Qawasmi plaintiff purports to represent investors who acquired AAG securities between January 25, 2024 and May 28, 2024. On August 28, 2024, AAG and certain of its current and former officers were named as defendants in a second putative class action lawsuit filed in the same court, captioned Thornburg v. American Airlines Group Inc., et al. The Thornburg plaintiff purports to represent investors who acquired AAG securities between July 20, 2023 and May 28, 2024. Both the Qawasmi and Thornburg complaints assert violations of Sections 10(b) and 20(a) of the Exchange Act based on allegations that, during the relevant periods, AAG misrepresented and/or omitted material facts related to its financial outlook and certain commercial initiatives. On September 16, 2024, certain purported AAG investors moved for consolidation of the Qawasmi and Thornburg actions as well as appointment as lead plaintiff, and those motions remain pending.
Additionally, on September 19, 2024, certain of AAG’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit (in which AAG is a nominal defendant) filed in the United States District Court for the Northern District of Texas, captioned Hollin v. Isom, et al. The Hollin complaint asserts violations of Section 10(b) of the Exchange Act, breach of fiduciary duty, and claims for unjust enrichment and corporate waste. On September 26, 2024, a second derivative complaint was filed in the same court, similarly naming certain of AAG’s current and former directors and officers (as well as AAG as a nominal defendant), captioned Leon v. Isom, et al. The Leon complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and a claim for contribution. The Hollin and Leon complaints generally allege the same purported misconduct as alleged in the securities class actions. We believe both the securities class actions and shareholder derivative lawsuits are without merit and intend to defend against them vigorously.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues:
Passenger	$12,523	$12,421	$37,184	$36,502
Cargo	202	193	584	613
Other	920	867	2,778	2,608
Total operating revenues	13,645	13,481	40,546	39,723
Operating expenses:
Aircraft fuel and related taxes	2,874	3,209	8,916	9,098
Salaries, wages and benefits	4,096	3,972	11,911	10,885
Regional expenses	1,268	1,149	3,725	3,442
Maintenance, materials and repairs	989	870	2,823	2,389
Other rent and landing fees	861	745	2,514	2,214
Aircraft rent	303	342	945	1,031
Selling expenses	468	430	1,331	1,357
Depreciation and amortization	477	484	1,416	1,449
Special items, net	554	949	625	962
Other	1,665	1,533	4,844	4,488
Total operating expenses	13,555	13,683	39,050	37,315
Operating income (loss)	90	(202)	1,496	2,408
Nonoperating income (expense):
Interest income	268	297	805	810
Interest expense, net	(505)	(555)	(1,536)	(1,668)
Other income (expense), net	18	(99)	(21)	(119)
Total nonoperating expense, net	(219)	(357)	(752)	(977)
Income (loss) before income taxes	(129)	(559)	744	1,431
Income tax provision (benefit)	(88)	(107)	208	375
Net income (loss)	$(41)	$(452)	$536	$1,056
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(41)	$(452)	$536	$1,056
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	18	(237)	55	(203)
Investments	5	(1)	4	—
Total other comprehensive income (loss), net of tax	23	(238)	59	(203)
Total comprehensive income (loss)	$(18)	$(690)	$595	$853
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$825	$567
Short-term investments	7,635	6,998
Restricted cash and short-term investments	752	910
Accounts receivable, net	1,790	1,995
Receivables from related parties, net	7,558	7,070
Aircraft fuel, spare parts and supplies, net	2,424	2,266
Prepaid expenses and other	733	561
Total current assets	21,717	20,367
Operating property and equipment
Flight equipment	42,748	41,440
Ground property and equipment	9,622	9,848
Equipment purchase deposits	1,098	760
Total property and equipment, at cost	53,468	52,048
Less accumulated depreciation and amortization	(22,928)	(21,588)
Total property and equipment, net	30,540	30,460
Operating lease right-of-use assets	7,648	7,886
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $839 and $834, respectively	2,046	2,051
Deferred tax asset	2,364	2,589
Other assets	1,490	1,630
Total other assets	9,991	10,361
Total assets	$69,896	$69,074
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,903	$3,625
Accounts payable	2,544	2,232
Accrued salaries and wages	2,312	2,210
Air traffic liability	7,551	6,200
Loyalty program liability	3,584	3,453
Operating lease liabilities	1,162	1,292
Other accrued liabilities	2,618	2,605
Total current liabilities	23,674	21,617
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	22,524	24,050
Pension and postretirement benefits	2,548	3,020
Loyalty program liability	6,035	5,874
Operating lease liabilities	6,298	6,416
Other liabilities	1,594	1,520
Total noncurrent liabilities	38,999	40,880
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,386	17,335
Accumulated other comprehensive loss	(4,940)	(4,999)
Retained deficit	(5,223)	(5,759)
Total stockholder’s equity	7,223	6,577
Total liabilities and stockholder’s equity	$69,896	$69,074
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$3,517	$5,081
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,900)	(1,718)
Proceeds from sale-leaseback transactions and sale of property and equipment	598	219
Purchases of short-term investments	(6,527)	(8,322)
Sales of short-term investments	5,901	6,857
Decrease in restricted short-term investments	159	39
Other investing activities	(21)	300
Net cash used in investing activities	(1,790)	(2,625)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(2,691)	(4,604)
Proceeds from issuance of long-term debt	1,252	2,324
Other financing activities	(34)	(74)
Net cash used in financing activities	(1,473)	(2,354)
Net increase in cash and restricted cash	254	102
Cash and restricted cash at beginning of period	670	575
Cash and restricted cash at end of period (1)	$924	$677

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$754	$742
Property and equipment acquired through debt, finance leases and other	193	89
Operating leases converted to finance leases	130	—
Finance leases converted to operating leases	33	27
Supplemental information:
Interest paid, net	1,391	1,589
Income taxes paid	6	4

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$825	$567
Restricted cash included in restricted cash and short-term investments	99	110
Total cash and restricted cash	$924	$677
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2023	$—	$17,335	$(4,999)	$(5,759)	$6,577
Net loss	—	—	—	(216)	(216)
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	27	—	—	27
Modification of share-based awards	—	(20)	—	—	(20)
Intercompany equity transfer	—	1	—	—	1
Balance at March 31, 2024	—	17,343	(4,982)	(5,975)	6,386
Net income	—	—	—	793	793
Other comprehensive income, net	—	—	19	—	19
Share-based compensation expense	—	20	—	—	20
Intercompany equity transfer	—	1	—	—	1
Balance at June 30, 2024	—	17,364	(4,963)	(5,182)	7,219
Net loss	—	—	—	(41)	(41)
Other comprehensive income, net	—	—	23	—	23
Share-based compensation expense	—	21	—	—	21
Intercompany equity transfer	—	1	—	—	1
Balance at September 30, 2024	$—	$17,386	$(4,940)	$(5,223)	$7,223

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$—	$17,230	$(4,690)	$(6,947)	$5,593
Net income	—	—	—	85	85
Other comprehensive income, net	—	—	18	—	18
Share-based compensation expense	—	14	—	—	14
Balance at March 31, 2023	—	17,244	(4,672)	(6,862)	5,710
Net income	—	—	—	1,423	1,423
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	32	—	—	32
Balance at June 30, 2023	—	17,276	(4,655)	(5,439)	7,182
Net loss	—	—	—	(452)	(452)
Other comprehensive loss, net	—	—	(238)	—	(238)
Share-based compensation expense	—	28	—	—	28
Intercompany equity transfer	—	5	—	—	5
Balance at September 30, 2023	$—	$17,309	$(4,893)	$(5,891)	$6,525
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
(b) Labor Relations
In September 2024, American and the Association of Professional Flight Attendants, the union representing American’s mainline flight attendants, ratified a new collective bargaining agreement. This five-year agreement provides wage rate increases, quality-of-life benefits and other benefit-related items. The ratified agreement also included a provision for a one-time payment. During the third quarter of 2024, one-time charges resulting from the ratification of this new agreement were recorded as mainline operating special items, net in the condensed consolidated statement of operations, including the one-time payment of $514 million which is expected to be paid in November 2024.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Labor contract expenses (1)	$516	$983	$573	$983
Severance expenses	—	—	13	21
Other operating special items, net	38	(34)	39	(42)
Mainline operating special items, net	554	949	625	962

Mark-to-market adjustments on equity investments, net (2)	(27)	59	23	70
Debt refinancing and extinguishment	—	42	7	76
Nonoperating special items, net	(27)	101	30	146

(1)Labor contract expenses for the three months ended September 30, 2024 related to one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline flight attendants, including a one-time payment of $514 million. For the nine months ended September 30, 2024, labor contract expenses related to one-time charges resulting from the ratifications of new collective bargaining agreements with American’s mainline flight attendants as discussed above and with American’s mainline passenger service team members.
Labor contract expenses for the three and nine months ended September 30, 2023 related to one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million.
(2)Mark-to-market adjustments on equity investments, net included unrealized gains and losses associated with certain equity investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Passenger revenue:
Passenger travel	$11,539	$11,473	$34,334	$33,821
Loyalty revenue - travel (1)	984	948	2,850	2,681
Total passenger revenue	12,523	12,421	37,184	36,502
Cargo	202	193	584	613
Other:
Loyalty revenue - marketing services	779	732	2,363	2,195
Other revenue	141	135	415	413
Total other revenue	920	867	2,778	2,608
Total operating revenues	$13,645	$13,481	$40,546	$39,723

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is American’s total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Domestic	$8,681	$8,616	$26,285	$25,848
Latin America	1,433	1,490	4,897	5,045
Atlantic	2,110	2,056	5,122	4,875
Pacific	299	259	880	734
Total passenger revenue	$12,523	$12,421	$37,184	$36,502
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

	September 30, 2024	December 31, 2023
	(In millions)
Loyalty program liability	$9,619	$9,327
Air traffic liability	7,551	6,200
Total	$17,170	$15,527

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2023	$9,327
Deferral of revenue	3,105
Recognition of revenue (1)	(2,813)
Balance at September 30, 2024 (2)	$9,619

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of September 30, 2024, American’s current loyalty program liability was $3.6 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2024, $4.9 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2024	December 31, 2023
Secured
2013 Term Loan Facility, variable interest rate of 7.96%, installments until due in February 2028	$980	$990
2014 Term Loan Facility, variable interest rate of 6.45%, installments until due in January 2027	1,171	1,183
2023 Term Loan Facility, variable interest rate of 7.21%, installments beginning in December 2024 until due in June 2029	1,100	1,100
10.75% senior secured IP notes, interest only payments until due in February 2026	1,000	1,000
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	200	200
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes, interest only payments until due in May 2029	1,000	1,000
5.50% senior secured notes, installments until due in April 2026 (1)	2,042	2,917
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 10.29%, installments until due in April 2028 (1)	2,625	3,150
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 3.88%, maturing from 2024 to 2034	7,637	7,657
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 8.57%, averaging 6.70%, maturing from 2024 to 2036	3,812	3,612
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	880	967
Total long-term debt	26,197	27,526
Less: Total unamortized debt discount, premium and issuance costs	313	349
Less: Current maturities	3,775	3,501
Long-term debt, net of current maturities	$22,109	$23,676

(1)Collectively referred to as the AAdvantage Financing.
As of September 30, 2024, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$500
2014 Revolving Facility	1,500
2023 Revolving Facility	890
Other facilities	400
Total	$3,290
In March 2024, American entered into a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. As of September 30, 2024, there were no amounts drawn under this facility. Additionally, American currently has $50 million of available borrowing base under a cargo receivables facility that is set to expire in December 2024. As further described below, the aggregate commitments under the 2013, 2014 and 2023 Revolving Facilities are $2.9 billion through June 4, 2029.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

EETCs Issued in 2024
In the third quarter of 2024, American entered into agreements under which it borrowed $684 million in connection with the financing of certain aircraft that had been previously delivered. Debt incurred under these agreements is junior to existing equipment notes, matures in 2027 through 2028 and bears interest at fixed rates averaging 7.10%.
Equipment Loans and Other Notes Payable Issued in 2024
During the first nine months of 2024, American entered into agreements under which it borrowed $571 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2030 through 2036 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 6.86% as of September 30, 2024.
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
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2024.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2024
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$778	$778	$—	$—
Corporate obligations	4,154	—	4,154	—
Bank notes/certificates of deposit/time deposits	2,153	—	2,153	—
Repurchase agreements	550	—	550	—
	7,635	778	6,857	—
Restricted cash and short-term investments (1), (3)	752	416	336	—
Long-term investments (4)	141	141	—	—
Total	$8,528	$1,335	$7,193	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(2)American’s short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations and collateral associated with the payment of interest for the AAdvantage Financing. Restricted short-term investments mature in one year or less except for $175 million as of September 30, 2024.
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
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$25,884	$26,040	$27,177	$27,008
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
American’s equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$247	$240
China Southern Airlines	Fair Value	1.5%	1.5%	129	115
Other investments (1)	Various			119	186
Total				$495	$541

(1)Primarily includes American’s investment in JetSMART Holdings Limited, which is accounted for under the equity method, and American’s investments in Vertical and GOL, which are each accounted for at fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2024	2023	2024	2023
Service cost	$—	$—	$8	$4
Interest cost	178	187	17	12
Expected return on assets	(243)	(228)	(2)	(2)
Amortization of:
Prior service cost (benefit)	—	4	3	(3)
Unrecognized net loss (gain)	26	25	(6)	(10)
Net periodic benefit cost (income)	$(39)	$(12)	$20	$1

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2024	2023	2024	2023
Service cost	$1	$1	$23	$10
Interest cost	539	564	51	36
Expected return on assets	(729)	(685)	(7)	(7)
Amortization of:
Prior service cost (benefit)	—	18	11	(10)
Unrecognized net loss (gain)	79	80	(19)	(27)
Net periodic benefit cost (income)	$(110)	$(22)	$59	$2
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first nine months of 2024, American made required contributions of $280 million and a supplemental contribution of $12 million to its defined benefit pension plans.
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Provision (1)		Total
Balance at December 31, 2023	$(3,376)	$(2)	$(1,621)		$(4,999)
Other comprehensive income (loss) before reclassifications	—	5	(1)		4
Amounts reclassified from AOCI	71	—	(16)	(2)	55
Net current-period other comprehensive income (loss)	71	5	(17)		59
Balance at September 30, 2024	$(3,305)	$3	$(1,638)		$(4,940)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income (loss) until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision (benefit) on the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$1	$9	$6	Nonoperating other income (expense), net
Actuarial loss	15	12	46	41	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$18	$13	$55	$47
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
Regional expenses for the three months ended September 30, 2024 and 2023 include $70 million and $67 million of depreciation and amortization, respectively, and each include $2 million of aircraft rent. Regional expenses for the nine months ended September 30, 2024 and 2023 include $208 million and $203 million of depreciation and amortization, respectively, and $7 million and $5 million of aircraft rent, respectively.
During each of the three months ended September 30, 2024 and 2023, American recognized $153 million of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2024 and 2023, American recognized $452 million and $489 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
11. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	September 30, 2024	December 31, 2023
AAG	$9,648	$9,144
AAG’s wholly-owned subsidiaries (1)	(2,090)	(2,074)
Total	$7,558	$7,070

(1)The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

12. Legal Proceedings
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice, joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the NEA. In June 2023, JetBlue delivered a notice of termination of the NEA, effective July 29, 2023, and the carriers have substantially completed wind-down activities. Following written submissions by the parties and a hearing on July 26, 2023, the U.S. District Court for the District of Massachusetts entered a Final Judgment and Order Entering Permanent Injunction on July 28, 2023. The parties are complying with the terms of the Final Judgment and Order Entering Permanent Injunction, including by completing wind-down activities related to the NEA. American filed a notice of appeal to the U.S. Court of Appeals for the First Circuit on September 25, 2023, and such appeal remains pending.
Private Party Antitrust Actions Related to the Northeast Alliance. On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. In March 2023, American filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, American, together with JetBlue, filed a motion to dismiss the third amended complaint. In September 2024, the court denied that motion. American believes these lawsuits are without merit and is defending against them vigorously.
Securities Litigation. On July 18, 2024, AAG and certain of its current and former officers were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of Texas, captioned Qawasmi v. American Airlines Group Inc., et al. The Qawasmi plaintiff purports to represent investors who acquired AAG securities between January 25, 2024 and May 28, 2024. On August 28, 2024, AAG and certain of its current and former officers were named as defendants in a second putative class action lawsuit filed in the same court, captioned Thornburg v. American Airlines Group Inc., et al. The Thornburg plaintiff purports to represent investors who acquired AAG securities between July 20, 2023 and May 28, 2024. Both the Qawasmi and Thornburg complaints assert violations of Sections 10(b) and 20(a) of the Exchange Act based on allegations that, during the relevant periods, AAG misrepresented and/or omitted material facts related to its financial outlook and certain commercial initiatives. On September 16, 2024, certain purported AAG investors moved for consolidation of the Qawasmi and Thornburg actions as well as appointment as lead plaintiff, and those motions remain pending.
Additionally, on September 19, 2024, certain of AAG’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit (in which AAG is a nominal defendant) filed in the United States District Court for the Northern District of Texas, captioned Hollin v. Isom, et al. The Hollin complaint asserts violations of Section 10(b) of the Exchange Act, breach of fiduciary duty, and claims for unjust enrichment and corporate waste. On September 26, 2024, a second derivative complaint was filed in the same court, similarly naming certain of AAG’s current and former directors and officers (as well as AAG as a nominal defendant), captioned Leon v. Isom, et al. The Leon complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and a claim for contribution. The Hollin and Leon complaints generally allege the same purported misconduct as alleged in the securities class actions. American believes both the securities class actions and shareholder derivative lawsuits are without merit and intends to defend against them vigorously.
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
AAG’s Third Quarter 2024 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger revenue	$12,523	$12,421	$102	0.8
Cargo revenue	202	193	9	5.0
Other operating revenue	922	868	54	6.0
Total operating revenues	13,647	13,482	165	1.2
Aircraft fuel and related taxes	2,874	3,209	(335)	(10.4)
Salaries, wages and benefits	4,098	3,974	124	3.1
Total operating expenses	13,558	13,705	(147)	(1.1)
Operating income (loss)	89	(223)	(312)	nm (2)
Pre-tax loss	(256)	(690)	(434)	(62.9)
Income tax benefit	(107)	(145)	(38)	(26.0)
Net loss	(149)	(545)	(396)	(72.7)

Pre-tax loss – GAAP	$(256)	$(690)	$(434)	(62.9)
Adjusted for: pre-tax net special items (1)	527	1,052	(525)	(49.9)
Pre-tax income excluding net special items	$271	$362	$(91)	(25.2)

(1)See “Reconciliation of GAAP to Non-GAAP Financial Measures” below and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Not meaningful or greater than 100% change.
Pre-Tax Loss and Net Loss
Pre-tax loss and net loss were $256 million and $149 million, respectively, in the third quarter of 2024. This compares to third quarter of 2023 pre-tax loss and net loss of $690 million and $545 million, respectively. The period-over-period decrease in pre-tax loss on a GAAP basis was principally driven by a decrease in pre-tax net special items and lower costs for aircraft fuel and related taxes, offset in part by increases in certain operating expenses including salaries, wages and benefits, maintenance, materials and repairs and other expenses.
Excluding the effects of pre-tax net special items, pre-tax income was $271 million and $362 million in the third quarters of 2024 and 2023, respectively. The period-over-period decrease in our pre-tax income excluding pre-tax net special items was principally driven by increases in certain operating expenses as mentioned above, offset by lower costs for aircraft fuel and related taxes.

In September 2024, American and the Association of Professional Flight Attendants (APFA), the union representing our mainline flight attendants, ratified a new collective bargaining agreement. This five-year agreement provides wage rate increases, quality-of-life benefits and other benefit-related items. The ratified agreement also included a provision for a one-time payment. During the third quarter of 2024, one-time charges resulting from the ratification of this new agreement were recorded as mainline operating special items, net in the condensed consolidated statement of operations, including the one-time payment of $514 million which is expected to be paid in November 2024.
Revenue
In the third quarter of 2024, we reported total operating revenues of $13.6 billion, an increase of $165 million, or 1.2%, as compared to the third quarter of 2023. Passenger revenue was $12.5 billion and remained relatively flat as compared to the third quarter of 2023. In the third quarter of 2024, we experienced a 5.2% decrease in passenger yield on a 3.2% capacity growth year-over-year, as measured by available seat miles (ASMs). Load factor was 86.6% for the third quarter of 2024, compared to 84.0% for the third quarter of 2023. Our passenger revenue performance improved through the third quarter of 2024 as industry domestic capacity growth decelerated from July 2024. While we continue to see the impact of certain commercial initiatives we had previously deployed, we have made progress to regain our share of revenue lost as we continue to reset these initiatives.
Cargo revenue increased $9 million, or 5.0%, in the third quarter of 2024 from the third quarter of 2023, primarily due to a 10.5% increase in cargo ton miles, offset in part by a 5.0% decrease in cargo yield driven by increased air freight capacity.
Other operating revenue increased $54 million, or 6.0%, in the third quarter of 2024 from the third quarter of 2023, driven primarily by higher revenue associated with our loyalty program. During the three months ended September 30, 2024 and 2023, cash payments from co-branded credit card and other partners were $1.4 billion and $1.3 billion, respectively.
Our total revenue per available seat mile (TRASM) was 18.04 cents in the third quarter of 2024, a 2.0% decrease as compared to 18.40 cents in the third quarter of 2023.
Fuel
Aircraft fuel and related taxes was $2.9 billion in the third quarter of 2024, which was $335 million, or 10.4%, lower as compared to the third quarter of 2023. This was primarily due to a 14.0% decrease in the average price per gallon of aircraft fuel including related taxes to $2.50 in the third quarter of 2024 from $2.91 in the third quarter of 2023, offset in part by a 4.1% increase in gallons of fuel consumed due to increased capacity.
As of September 30, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See Part II, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity.”
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel.
Our 2024 third quarter total operating cost per available seat mile (CASM) was 17.92 cents, a decrease of 4.2% from 18.70 cents in the third quarter of 2023.
Our 2024 third quarter CASM excluding net special items and fuel was 13.39 cents, an increase of 2.8% from 13.02 cents in the third quarter of 2023.
For a reconciliation of CASM to CASM excluding net special items and fuel, see “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Liquidity
As of September 30, 2024, we had $11.8 billion in total available liquidity, consisting of $8.5 billion in unrestricted cash and short-term investments, and $3.3 billion in total undrawn capacity under revolving credit and other facilities.
During the first nine months of 2024, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on 2024 financing activities):
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
•issued $684 million of enhanced equipment trust certificates (EETCs) in connection with the financing of certain aircraft that had been previously delivered; and
•issued $571 million of equipment loans and other notes payable in connection with the financing of certain aircraft.
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
The following table presents the reconciliation of pre-tax income (loss) (GAAP measure) to pre-tax income excluding net special items (non-GAAP measure). Management uses this non-GAAP financial measure to evaluate our current operating performance and to allow for period-to-period comparisons. As net special items may vary from period-to-period in nature and amount, the adjustment to exclude net special items allows management an additional tool to understand our core operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Reconciliation of Pre-Tax Income Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$(256)	$(690)	$359	$1,089
Pre-tax net special items (1):
Mainline operating special items, net	554	949	625	962
Regional operating special items, net	—	2	—	8
Nonoperating special items, net	(27)	101	30	146
Total pre-tax net special items	527	1,052	655	1,116
Pre-tax income excluding net special items	$271	$362	$1,014	$2,205

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$13,558	$13,705	$39,071	$37,348
Operating net special items (1):
Mainline operating special items, net	(554)	(949)	(625)	(962)
Regional operating special items, net	—	(2)	—	(8)
Aircraft fuel and related taxes	(2,874)	(3,209)	(8,916)	(9,098)
Total operating expenses, excluding net special items and fuel	$10,130	$9,545	$29,530	$27,280

Total available seat miles (ASM)	75,665	73,285	221,445	207,950
(In cents)
CASM	17.92	18.70	17.64	17.96
Operating net special items per ASM (1):
Mainline operating special items, net	(0.73)	(1.29)	(0.28)	(0.46)
Regional operating special items, net	—	—	—	—
Aircraft fuel and related taxes per ASM	(3.80)	(4.38)	(4.03)	(4.38)
CASM, excluding net special items and fuel	13.39	13.02	13.34	13.12

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and nine months ended September 30, 2024 and 2023. Amounts may not recalculate due to rounding.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023		2024	2023
Revenue passenger miles (millions) (a)	65,502	61,561	6.4%	188,120	173,595	8.4%
Available seat miles (millions) (b)	75,665	73,285	3.2%	221,445	207,950	6.5%
Passenger load factor (percent) (c)	86.6	84.0	2.6pts	85.0	83.5	1.5pts
Yield (cents) (d)	19.12	20.18	(5.2)%	19.77	21.03	(6.0)%
Passenger revenue per available seat mile (cents) (e)	16.55	16.95	(2.3)%	16.79	17.55	(4.3)%
Total revenue per available seat mile (cents) (f)	18.04	18.40	(2.0)%	18.31	19.10	(4.1)%
Fuel consumption (gallons in millions)	1,147	1,102	4.1%	3,322	3,107	6.9%
Average aircraft fuel price including related taxes (dollars per gallon)	2.50	2.91	(14.0)%	2.68	2.93	(8.3)%
Total operating cost per available seat mile (cents) (g)	17.92	18.70	(4.2)%	17.64	17.96	(1.8)%
Aircraft at end of period (h)	1,546	1,499	3.1%	1,546	1,499	3.1%
Full-time equivalent employees at end of period	134,200	132,800	1.1%	134,200	132,800	1.1%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above are 52 regional aircraft in temporary storage as of September 30, 2024 as follows: 51 Embraer 145 and one Embraer 170.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Operating Revenues

	Three Months Ended September 30,		Increase	Percent Increase
	2024	2023
	(In millions, except percentage changes)
Passenger	$12,523	$12,421	$102	0.8
Cargo	202	193	9	5.0
Other	922	868	54	6.0
Total operating revenues	$13,647	$13,482	$165	1.2
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended September 30, 2023
	Three Months Ended September 30, 2024	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$12,523	6.4%	3.2%	2.6pts	(5.2)%	(2.3)%
Passenger revenue remained relatively flat in the third quarter of 2024 from the third quarter of 2023. In the third quarter of 2024, we experienced a 5.2% decrease in passenger yield on a 3.2% capacity growth year-over-year, as measured by ASMs. Load factor was 86.6% for the third quarter of 2024, compared to 84.0% for the third quarter of 2023. Our passenger revenue performance improved through the third quarter of 2024 as industry domestic capacity growth decelerated from July 2024. While we continue to see the impact of certain commercial initiatives we had previously deployed, we have made progress to regain our share of revenue lost as we continue to reset these initiatives.
Cargo revenue increased $9 million, or 5.0%, in the third quarter of 2024 from the third quarter of 2023, primarily due to a 10.5% increase in cargo ton miles, offset in part by a 5.0% decrease in cargo yield driven by increased air freight capacity.
Other operating revenue increased $54 million, or 6.0%, in the third quarter of 2024 from the third quarter of 2023, driven primarily by higher revenue associated with our loyalty program. During the three months ended September 30, 2024 and 2023, cash payments from co-branded credit card and other partners were $1.4 billion and $1.3 billion, respectively.
Total operating revenues increased $165 million, or 1.2%, in the third quarter of 2024 from the third quarter of 2023. Our TRASM was 18.04 cents in the third quarter of 2024, a 2.0% decrease as compared to 18.40 cents in the third quarter of 2023.

Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,874	$3,209	$(335)	(10.4)
Salaries, wages and benefits	4,098	3,974	124	3.1
Regional expenses	1,264	1,168	96	8.2
Maintenance, materials and repairs	989	870	119	13.8
Other rent and landing fees	861	745	116	15.5
Aircraft rent	303	342	(39)	(11.4)
Selling expenses	468	430	38	8.8
Depreciation and amortization	479	487	(8)	(1.5)
Mainline operating special items, net	554	949	(395)	(41.6)
Other	1,668	1,531	137	8.8
Total operating expenses	$13,558	$13,705	$(147)	(1.1)
Aircraft fuel and related taxes decreased $335 million, or 10.4%, in the third quarter of 2024 from the third quarter of 2023, primarily due to a 14.0% decrease in the average price per gallon of aircraft fuel including related taxes to $2.50 in the third quarter of 2024 from $2.91 in the third quarter of 2023, offset in part by a 4.1% increase in gallons of fuel consumed due to increased capacity.
Regional expenses increased $96 million, or 8.2%, in the third quarter of 2024 from the third quarter of 2023, primarily due to an increase in regional flight operations at our wholly-owned regional carriers and higher maintenance, materials and repair costs driven by an increase in the volume of engine overhauls and airframe heavy checks.
Maintenance, materials and repairs increased $119 million, or 13.8%, in the third quarter of 2024 from the third quarter of 2023, primarily due to increased costs for engine overhauls and component part repairs driven by higher volume, as well as airframe heavy checks.
Other rent and landing fees increased $116 million, or 15.5%, in the third quarter of 2024 from the third quarter of 2023, primarily driven by rate increases at certain airports as a result of extensive redevelopment projects at various airports and a 7.6% increase in the number of departures.
Aircraft rent decreased $39 million, or 11.4%, in the third quarter of 2024 from the third quarter of 2023, primarily due to decreased rental payments associated with aircraft operating lease extensions.
Selling expenses increased $38 million, or 8.8%, in the third quarter of 2024 from the third quarter of 2023, primarily due to increases in commissions and advertising expenses.
Other operating expenses increased $137 million, or 8.8%, in the third quarter of 2024 from the third quarter of 2023, primarily driven by increased costs for passenger accommodation, onboard food and catering, crew travel, ground handling and airport lounge operations, as well as certain general and administrative expenses.

Operating Special Items, Net

	Three Months Ended September 30,
	2024	2023
	(In millions)
Labor contract expenses (1)	$516	$983
Other operating special items, net	38	(34)
Mainline operating special items, net	554	949
Regional operating special items, net	—	2
Operating special items, net	$554	$951

(1)Labor contract expenses for the three months ended September 30, 2024 related to one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline flight attendants, including a one-time payment of $514 million.
Labor contract expenses for the three months ended September 30, 2023 related to one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Interest income	$117	$168	$(51)	(30.3)
Interest expense, net	(480)	(537)	57	(10.7)
Other income (expense), net	18	(98)	116	nm
Total nonoperating expense, net	$(345)	$(467)	$122	(26.2)
Interest income decreased $51 million, or 30.3%, in the third quarter of 2024 from the third quarter of 2023, primarily due to a decrease in short-term investments subsequent to the third quarter of 2023. Interest expense, net decreased $57 million, or 10.7%, in the third quarter of 2024 from the third quarter of 2023, primarily due to lower outstanding debt subsequent to the third quarter of 2023.
In the third quarter of 2024, other nonoperating income, net primarily included $27 million of non-service related pension and other postretirement benefit plan income and $27 million of net special credits for mark-to-market net unrealized gains associated with certain equity investments, offset in part by $21 million of foreign currency losses.
In the third quarter of 2023, other nonoperating expense, net primarily included $101 million of net special charges for mark-to-market net unrealized losses associated with certain equity investments and debt extinguishments, offset in part by $16 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
In the third quarter of 2024, we recorded an income tax benefit of $107 million. Substantially all of our loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger	$37,184	$36,502	$682	1.9
Cargo	584	613	(29)	(4.7)
Other	2,783	2,611	172	6.5
Total operating revenues	$40,551	$39,726	$825	2.1
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Nine Months Ended September 30, 2023
	Nine Months Ended September 30, 2024	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$37,184	8.4%	6.5%	1.5pts	(6.0)%	(4.3)%
Passenger revenue increased $682 million, or 1.9%, in the first nine months of 2024 from the first nine months of 2023. In the first nine months of 2024, we experienced a 6.0% decrease in passenger yield on a 6.5% capacity growth year-over-year, as measured by ASMs. Load factor was 85.0% for the first nine months of 2024, compared to 83.5% for the first nine months of 2023. Our passenger revenue performance improved through the first nine months of 2024 as industry domestic capacity growth decelerated from July 2024. While we continue to see the impact of certain commercial initiatives we had previously deployed, we have made progress to regain our share of revenue lost as we continue to reset these initiatives.
Cargo revenue decreased $29 million, or 4.7%, in the first nine months of 2024 from the first nine months of 2023, primarily due to a 17.2% decrease in cargo yield driven by increased air freight capacity, offset in part by a 15.1% increase in cargo ton miles.
Other operating revenue increased $172 million, or 6.5%, in the first nine months of 2024 from the first nine months of 2023, driven primarily by higher revenue associated with our loyalty program. During the nine months ended September 30, 2024 and 2023, cash payments from co-branded credit card and other partners were $4.4 billion and $4.0 billion, respectively.
Total operating revenues increased $825 million, or 2.1%, in the first nine months of 2024 from the first nine months of 2023, driven primarily by the increase in passenger revenue as described above. Our TRASM was 18.31 cents in the first nine months of 2024, a 4.1% decrease as compared to 19.10 cents in the first nine months of 2023.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$8,916	$9,098	$(182)	(2.0)
Salaries, wages and benefits	11,917	10,891	1,026	9.4
Regional expenses	3,733	3,463	270	7.8
Maintenance, materials and repairs	2,823	2,389	434	18.2
Other rent and landing fees	2,514	2,214	300	13.5
Aircraft rent	945	1,031	(86)	(8.3)
Selling expenses	1,331	1,357	(26)	(1.9)
Depreciation and amortization	1,424	1,456	(32)	(2.2)
Mainline operating special items, net	625	962	(337)	(35.1)
Other	4,843	4,487	356	7.9
Total operating expenses	$39,071	$37,348	$1,723	4.6
Aircraft fuel and related taxes decreased $182 million, or 2.0%, in the first nine months of 2024 from the first nine months of 2023, primarily due to an 8.3% decrease in the average price per gallon of aircraft fuel including related taxes to $2.68 in the first nine months of 2024 from $2.93 in the first nine months of 2023, offset in part by a 6.9% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.0 billion, or 9.4%, in the first nine months of 2024 from the first nine months of 2023, primarily driven by higher wage rates and costs for benefit-related items associated with the ratification of a new collective bargaining agreement with our mainline pilots in August 2023.
Regional expenses increased $270 million, or 7.8%, in the first nine months of 2024 from the first nine months of 2023, primarily due to an increase in regional flight operations at our wholly-owned regional carriers and higher maintenance, materials and repair costs driven by an increase in the volume of engine overhauls and airframe heavy checks.
Maintenance, materials and repairs increased $434 million, or 18.2%, in the first nine months of 2024 from the first nine months of 2023, primarily due to increased costs for engine overhauls, airframe heavy checks and component part repairs driven by higher volume.
Other rent and landing fees increased $300 million, or 13.5%, in the first nine months of 2024 from the first nine months of 2023, primarily driven by rate increases at certain airports as a result of extensive redevelopment projects at various airports and an 8.3% increase in the number of departures, as well as incremental engine leases.
Aircraft rent decreased $86 million, or 8.3%, in the first nine months of 2024 from the first nine months of 2023, primarily due to decreased rental payments associated with aircraft operating lease extensions.
Selling expenses decreased $26 million, or 1.9%, in the first nine months of 2024 from the first nine months of 2023, primarily due to a decrease in commissions expense, offset in part by higher credit card fees driven by the overall increase in passenger revenues, and an increase in advertising expense.
Other operating expenses increased $356 million, or 7.9%, in the first nine months of 2024 from the first nine months of 2023, primarily driven by the increase in flight operations, including increased costs for onboard food and catering, crew travel, passenger accommodation, ground handling and airport lounge operations, as well as certain general and administrative expenses.

Operating Special Items, Net

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Labor contract expenses (1)	$573	$983
Severance expenses	13	21
Other operating special items, net	39	(42)
Mainline operating special items, net	625	962
Regional operating special items, net	—	8
Operating special items, net	$625	$970

(1)Labor contract expenses for the nine months ended September 30, 2024 related to one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline flight attendants, including a one-time payment of $514 million, and from the ratification of a new collective bargaining agreement with our mainline passenger service team members.
Labor contract expenses for the nine months ended September 30, 2023 related to one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Decrease
	2024	2023
	(In millions, except percentage changes)
Interest income	$363	$456	$(93)	(20.4)
Interest expense, net	(1,464)	(1,626)	162	(10.0)
Other expense, net	(20)	(119)	99	(83.0)
Total nonoperating expense, net	$(1,121)	$(1,289)	$168	(13.0)
Interest income decreased $93 million, or 20.4%, in the first nine months of 2024 from the first nine months of 2023, primarily due to a decrease in short-term investments subsequent to the third quarter of 2023. Interest expense, net decreased $162 million, or 10.0%, in the first nine months of 2024 from the first nine months of 2023, primarily due to lower outstanding debt subsequent to the third quarter of 2023.
In the first nine months of 2024, other nonoperating expense, net included $31 million of foreign currency losses and $30 million of net special charges primarily for mark-to-market net unrealized losses associated with certain equity investments, offset in part by $76 million of non-service related pension and other postretirement benefit plan income.
In the first nine months of 2023, other nonoperating expense, net primarily included $146 million of net special charges for debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $32 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
In the first nine months of 2024, we recorded an income tax provision of $103 million. Substantially all of our income before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

American’s Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Operating Revenues

	Three Months Ended September 30,		Increase	Percent Increase
	2024	2023
	(In millions, except percentage changes)
Passenger	$12,523	$12,421	$102	0.8
Cargo	202	193	9	5.0
Other	920	867	53	6.0
Total operating revenues	$13,645	$13,481	$164	1.2
Passenger revenue remained relatively flat in the third quarter of 2024 from the third quarter of 2023. In the third quarter of 2024, American experienced a decrease in passenger yield on higher capacity growth year-over-year, as measured by ASMs. American’s passenger revenue performance improved through the third quarter of 2024 as industry domestic capacity growth decelerated from July 2024. While American continues to see the impact of certain commercial initiatives it had previously deployed, American has made progress to regain its share of revenue lost as it continues to reset these initiatives.
Cargo revenue increased $9 million, or 5.0%, in the third quarter of 2024 from the third quarter of 2023, primarily due to an increase in cargo ton miles, offset in part by a decrease in cargo yield driven by increased air freight capacity.
Other operating revenue increased $53 million, or 6.0%, in the third quarter of 2024 from the third quarter of 2023, driven primarily by higher revenue associated with American’s loyalty program. During the three months ended September 30, 2024 and 2023, cash payments from co-branded credit card and other partners were $1.4 billion and $1.3 billion, respectively.
Total operating revenues increased $164 million, or 1.2%, in the third quarter of 2024 from the third quarter of 2023.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,874	$3,209	$(335)	(10.4)
Salaries, wages and benefits	4,096	3,972	124	3.1
Regional expenses	1,268	1,149	119	10.3
Maintenance, materials and repairs	989	870	119	13.8
Other rent and landing fees	861	745	116	15.5
Aircraft rent	303	342	(39)	(11.4)
Selling expenses	468	430	38	8.8
Depreciation and amortization	477	484	(7)	(1.5)
Mainline operating special items, net	554	949	(395)	(41.6)
Other	1,665	1,533	132	8.6
Total operating expenses	$13,555	$13,683	$(128)	(0.9)
Aircraft fuel and related taxes decreased $335 million, or 10.4%, in the third quarter of 2024 from the third quarter of 2023, primarily due to a 14.0% decrease in the average price per gallon of aircraft fuel including related taxes to $2.50 in the third quarter of 2024 from $2.91 in the third quarter of 2023, offset in part by a 4.1% increase in gallons of fuel consumed due to increased capacity.
Regional expenses increased $119 million, or 10.3%, in the third quarter of 2024 from the third quarter of 2023, primarily due to an increase in regional flight operations and costs at American’s regional carriers.

Maintenance, materials and repairs increased $119 million, or 13.8%, in the third quarter of 2024 from the third quarter of 2023, primarily due to increased costs for engine overhauls and component part repairs driven by higher volume, as well as airframe heavy checks.
Other rent and landing fees increased $116 million, or 15.5%, in the third quarter of 2024 from the third quarter of 2023, primarily driven by rate increases at certain airports as a result of extensive redevelopment projects at various airports and an increase in the number of departures.
Aircraft rent decreased $39 million, or 11.4%, in the third quarter of 2024 from the third quarter of 2023, primarily due to decreased rental payments associated with aircraft operating lease extensions.
Selling expenses increased $38 million, or 8.8%, in the third quarter of 2024 from the third quarter of 2023, primarily due to increases in commissions and advertising expenses.
Other operating expenses increased $132 million, or 8.6%, in the third quarter of 2024 from the third quarter of 2023, primarily driven by increased costs for passenger accommodation, onboard food and catering, crew travel, ground handling and airport lounge operations, as well as certain general and administrative expenses.
Operating Special Items, Net

	Three Months Ended September 30,
	2024	2023
	(In millions)
Labor contract expenses (1)	$516	$983
Other operating special items, net	38	(34)
Mainline operating special items, net	$554	$949

(1)Labor contract expenses for the three months ended September 30, 2024 related to one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline flight attendants, including a one-time payment of $514 million.
Labor contract expenses for the three months ended September 30, 2023 related to one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Interest income	$268	$297	$(29)	(9.8)
Interest expense, net	(505)	(555)	50	(9.1)
Other income (expense), net	18	(99)	117	nm
Total nonoperating expense, net	$(219)	$(357)	$138	(38.7)
Interest income decreased $29 million, or 9.8%, in the third quarter of 2024 from the third quarter of 2023, primarily due to a decrease in short-term investments subsequent to the third quarter of 2023. Interest expense, net decreased $50 million, or 9.1%, in the third quarter of 2024 from the third quarter of 2023, primarily due to lower outstanding debt subsequent to the third quarter of 2023.
In the third quarter of 2024, other nonoperating income, net primarily included $27 million of non-service related pension and other postretirement benefit plan income and $27 million of net special credits for mark-to-market net unrealized gains associated with certain equity investments, offset in part by $21 million of foreign currency losses.
In the third quarter of 2023, other nonoperating expense, net primarily included $101 million of net special charges for mark-to-market net unrealized losses associated with certain equity investments and debt extinguishments, offset in part by $15 million of non-service related pension and other postretirement benefit plan income.

Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the third quarter of 2024, American recorded an income tax benefit of $88 million. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger	$37,184	$36,502	$682	1.9
Cargo	584	613	(29)	(4.7)
Other	2,778	2,608	170	6.5
Total operating revenues	$40,546	$39,723	$823	2.1
Passenger revenue increased $682 million, or 1.9%, in the first nine months of 2024 from the first nine months of 2023. In the first nine months of 2024, American experienced a decrease in passenger yield on higher capacity growth year-over-year, as measured by ASMs. American’s passenger revenue performance improved through the first nine months of 2024 as industry domestic capacity growth decelerated from July 2024. While American continues to see the impact of certain commercial initiatives it had previously deployed, American has made progress to regain its share of revenue lost as it continues to reset these initiatives.
Cargo revenue decreased $29 million, or 4.7%, in the first nine months of 2024 from the first nine months of 2023, primarily due to a decrease in cargo yield driven by increased air freight capacity, offset in part by an increase in cargo ton miles.
Other operating revenue increased $170 million, or 6.5%, in the first nine months of 2024 from the first nine months of 2023, driven primarily by higher revenue associated with American’s loyalty program. During the nine months ended September 30, 2024 and 2023, cash payments from co-branded credit card and other partners were $4.4 billion and $4.0 billion, respectively.
Total operating revenues increased $823 million, or 2.1%, in the first nine months of 2024 from the first nine months of 2023, driven primarily by the increase in passenger revenue as described above.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$8,916	$9,098	$(182)	(2.0)
Salaries, wages and benefits	11,911	10,885	1,026	9.4
Regional expenses	3,725	3,442	283	8.2
Maintenance, materials and repairs	2,823	2,389	434	18.2
Other rent and landing fees	2,514	2,214	300	13.5
Aircraft rent	945	1,031	(86)	(8.3)
Selling expenses	1,331	1,357	(26)	(1.9)
Depreciation and amortization	1,416	1,449	(33)	(2.3)
Mainline operating special items, net	625	962	(337)	(35.1)
Other	4,844	4,488	356	7.9
Total operating expenses	$39,050	$37,315	$1,735	4.6
Aircraft fuel and related taxes decreased $182 million, or 2.0%, in the first nine months of 2024 from the first nine months of 2023, primarily due to an 8.3% decrease in the average price per gallon of aircraft fuel including related taxes to $2.68 in the first nine months of 2024 from $2.93 in the first nine months of 2023, offset in part by a 6.9% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.0 billion, or 9.4%, in the first nine months of 2024 from the first nine months of 2023, primarily driven by higher wage rates and costs for benefit-related items associated with the ratification of a new collective bargaining agreement with American’s mainline pilots in August 2023.
Regional expenses increased $283 million, or 8.2%, in the first nine months of 2024 from the first nine months of 2023, primarily due to an increase in regional flight operations and costs at American’s regional carriers.
Maintenance, materials and repairs increased $434 million, or 18.2%, in the first nine months of 2024 from the first nine months of 2023, primarily due to increased costs for engine overhauls, airframe heavy checks and component part repairs driven by higher volume.
Other rent and landing fees increased $300 million, or 13.5%, in the first nine months of 2024 from the first nine months of 2023, primarily driven by rate increases at certain airports as a result of extensive redevelopment projects at various airports and an increase in the number of departures, as well as incremental engine leases.
Aircraft rent decreased $86 million, or 8.3%, in the first nine months of 2024 from the first nine months of 2023, primarily due to decreased rental payments associated with aircraft operating lease extensions.
Selling expenses decreased $26 million, or 1.9%, in the first nine months of 2024 from the first nine months of 2023, primarily due to a decrease in commissions expense, offset in part by higher credit card fees driven by the overall increase in passenger revenues, and an increase in advertising expense.
Other operating expenses increased $356 million, or 7.9%, in the first nine months of 2024 from the first nine months of 2023, primarily driven by the increase in flight operations, including increased costs for onboard food and catering, crew travel, passenger accommodation, ground handling and airport lounge operations, as well as certain general and administrative expenses.

Operating Special Items, Net

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Labor contract expenses (1)	$573	$983
Severance expenses	13	21
Other operating special items, net	39	(42)
Mainline operating special items, net	$625	$962

(1)Labor contract expenses for the nine months ended September 30, 2024 related to one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline flight attendants, including a one-time payment of $514 million, and from the ratification of a new collective bargaining agreement with American’s mainline passenger service team members.
Labor contract expenses for the nine months ended September 30, 2023 related to one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $229 million.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Decrease
	2024	2023
	(In millions, except percentage changes)
Interest income	$805	$810	$(5)	(0.7)
Interest expense, net	(1,536)	(1,668)	132	(7.9)
Other expense, net	(21)	(119)	98	(82.3)
Total nonoperating expense, net	$(752)	$(977)	$225	(23.0)
Interest expense, net decreased $132 million, or 7.9%, in the first nine months of 2024 from the first nine months of 2023 primarily due to lower outstanding debt subsequent to the third quarter of 2023.
In the first nine months of 2024, other nonoperating expense, net included $31 million of foreign currency losses and $30 million of net special charges primarily for mark-to-market net unrealized losses associated with certain equity investments, offset in part by $75 million of non-service related pension and other postretirement benefit plan income.
In the first nine months of 2023, other nonoperating expense, net primarily included $146 million of net special charges for debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $31 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the first nine months of 2024, American recorded an income tax provision of $208 million. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Liquidity and Capital Resources
Liquidity
At September 30, 2024, AAG had $11.8 billion in total available liquidity and $752 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Cash	$834	$578	$825	$567
Short-term investments	7,638	7,000	7,635	6,998
Undrawn facilities	3,290	2,862	3,290	2,862
Total available liquidity	$11,762	$10,440	$11,750	$10,427
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
Certain Covenants
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. Our debt agreements also contain customary change of control provisions, which may require us to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Additionally, certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV) or collateral coverage ratio covenants and certain agreements require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV or collateral coverage ratio exceeds or falls below a specified threshold, as the case may be, we will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our 5.50% senior secured notes due 2026, 5.75% senior secured notes due 2029 and AAdvantage Term Loan Facility (collectively, the AAdvantage Financing) contain a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing covenants.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $3.6 billion and $5.2 billion for the first nine months of 2024 and 2023, respectively, a period-over-period decrease of $1.6 billion. This decrease in operating cash flows from the 2023 period to the 2024 period was due to lower profitability in the first nine months of 2024 and net working capital changes. In addition, we contributed $296 million to our defined benefit pension plans in the first nine months of 2024 as compared to $68 million in the first nine months of 2023.
Investing Activities
Our net cash used in investing activities was $1.8 billion and $2.7 billion for the first nine months of 2024 and 2023, respectively.

Our principal investing activities in the first nine months of 2024 included $1.9 billion of capital expenditures, which primarily related to the purchase of 12 Embraer 175 aircraft, three Boeing 737 MAX aircraft, three Boeing 737-800 aircraft lease repurchases, two Airbus A321neo aircraft, 39 aircraft engines and aircraft purchase deposits. Additionally, we had $627 million in net purchases of short-term investments. These cash outflows were offset in part by $598 million of proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at Los Angeles International Airport (LAX).
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
Financing Activities
Our net cash used in financing activities was $1.5 billion and $2.4 billion for the first nine months of 2024 and 2023, respectively.
Our principal financing activities in the first nine months of 2024 included $2.7 billion in scheduled repayments of debt and finance lease obligations. These cash outflows were offset in part by $1.3 billion of proceeds from issuance of long-term debt, consisting of $684 million from the issuance of EETCs in connection with the financing of certain aircraft that had been previously delivered and $571 million from the issuance of equipment loans and other notes payable.
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
American
Operating Activities
American’s net cash provided by operating activities was $3.5 billion and $5.1 billion for the first nine months of 2024 and 2023, respectively, a period-over-period decrease of $1.6 billion. This decrease in operating cash flows from the 2023 period to the 2024 period was due to lower profitability in the first nine months of 2024 and net working capital changes. In addition, American contributed $292 million to its defined benefit pension plans in the first nine months of 2024 as compared to $67 million in the first nine months of 2023.
Investing Activities
American’s net cash used in investing activities was $1.8 billion and $2.6 billion for the first nine months of 2024 and 2023, respectively.
American’s principal investing activities in the first nine months of 2024 included $1.9 billion of capital expenditures, which primarily related to the purchase of 12 Embraer 175 aircraft, three Boeing 737 MAX aircraft, three Boeing 737-800 aircraft lease repurchases, two Airbus A321neo aircraft, 39 aircraft engines and aircraft purchase deposits. Additionally, American had $626 million in net purchases of short-term investments. These cash outflows were offset in part by $598 million of proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at LAX.
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

Financing Activities
American’s net cash used in financing activities was $1.5 billion and $2.4 billion for the first nine months of 2024 and 2023, respectively.
American’s principal financing activities in the first nine months of 2024 included $2.7 billion in scheduled repayments of debt and finance lease obligations. These cash outflows were offset in part by $1.3 billion of proceeds from issuance of long-term debt, consisting of $684 million from the issuance of EETCs in connection with the financing of certain aircraft that had been previously delivered and $571 million from the issuance of equipment loans and other notes payable.
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
Commitments
Significant Indebtedness
As of September 30, 2024, AAG had $31.4 billion in long-term debt, including current maturities of $5.3 billion. As of September 30, 2024, American had $26.2 billion in long-term debt, including current maturities of $3.8 billion. All material changes in our significant indebtedness since our 2023 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of September 30, 2024, we had definitive purchase agreements for the acquisition of the following new aircraft (1):

	Remainder of 2024	2025	2026	2027	2028	2029 and Thereafter	Total
Airbus
A320neo Family	3	7	28	34	14	64	150
Boeing
737 MAX Family (2)	—	17	23	—	20	95	155
787 Family	1	10	4	5	5	5	30
Embraer
175	3	15	18	15	15	30	96
Total	7	49	73	54	54	194	431

(1)Delivery schedule represents our best estimate as of the date of this report as described in footnote (d) to the “Contractual Obligations” table below. Actual delivery dates are subject to change, which could be material, based on various potential factors including production delays by the manufacturer and regulatory concerns. See Part II, Item 1A. Risk Factors – “We depend on a limited number of suppliers for aircraft, aircraft engines and parts. Delays in scheduled aircraft deliveries, unexpected grounding of aircraft or aircraft engines whether by regulators or by us, or other loss of anticipated fleet capacity, and failure of new aircraft to receive regulatory approval, be produced or otherwise perform as and when expected, adversely impacts our business, results of operations and financial condition.”
(2)As of the date of this report, due to a strike action affecting certain of its production facilities, The Boeing Company (Boeing) has suspended production of 737 MAX Family aircraft.
In addition, we have committed to purchase 14 used Bombardier CRJ 900 aircraft which are scheduled to be delivered from 2024 through 2026. We also have agreements for 61 spare engines to be delivered in the fourth quarter of 2024 and beyond. The “Contractual Obligations” table below reflects these commitments.

We currently have financing commitments in place for all new aircraft scheduled to be delivered in 2024. Our ability to draw on the financing commitments we have in place is subject to (1) the satisfaction of various terms and conditions including, in some cases, on our acquisition of the aircraft by a certain date and (2) the performance by the relevant financing counterparty of its obligations thereunder.
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
In September 2024, a new five-year collective bargaining agreement was ratified by the APFA for our mainline flight attendants, which is amendable in 2029.
Also in September 2024, the Transport Workers Union and International Association of Machinists & Aerospace
Workers announced a tentative agreement for a two-year contract extension for our mainline maintenance and fleet service team members. The tentative agreement remains subject to ratification by the union’s membership, which we expect to occur in the fourth quarter of 2024.

Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of September 30, 2024 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	Remainder of 2024	2025	2026	2027	2028	2029 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$979	$3,866	$4,748	$4,957	$5,278	$6,369	$26,197
Interest obligations (b), (c)	379	1,429	1,088	786	500	553	4,735
Finance lease obligations	45	155	129	89	54	198	670
Aircraft and engine purchase commitments (d)	328	2,774	4,044	3,505	3,365	12,396	26,412
Operating lease commitments	427	1,652	1,495	1,325	1,188	4,452	10,539
Regional capacity purchase agreements (e)	616	2,001	1,708	1,477	697	1,343	7,842
Minimum pension obligations (f)	—	251	244	165	140	65	865
Retiree medical and other postretirement benefits	31	131	137	137	135	606	1,177
Other purchase obligations (g)	1,109	2,611	1,557	1,073	264	3,300	9,914
Total American Contractual Obligations	3,914	14,870	15,150	13,514	11,621	29,282	88,351

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	1,487	—	—	—	3,746	5,233
Interest obligations (b)	—	145	152	188	190	392	1,067
Operating lease commitments	5	13	13	8	7	46	92
Minimum pension obligations (f)	—	2	2	1	1	3	9
Total AAG Contractual Obligations	$3,919	$16,517	$15,317	$13,711	$11,819	$33,469	$94,752

(a)Amounts represent contractual amounts due. Excludes $313 million and $7 million of unamortized debt discount, premium and issuance costs as of September 30, 2024 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at September 30, 2024.
(c)Includes $7.6 billion of future principal payments and $948 million of future interest payments as of September 30, 2024, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(d)See “Aircraft and Engine Purchase Commitments” above for additional information about the firm commitment aircraft delivery schedule, in particular the footnotes to the table thereunder as to potential changes to such delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the manufacturer and regulatory concerns. Additionally, the amounts in the table exclude one and four Boeing 787 Family aircraft scheduled to be delivered in 2024 and 2025, respectively, in each case for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.

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
(f)Represents minimum pension contributions based on actuarially determined estimates as of December 31, 2023 and is based on estimated payments through 2033. During the first nine months of 2024, we made required contributions of $284 million and a supplemental contribution of $12 million to our defined benefit pension plans.
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
Aircraft Fuel
As of September 30, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2024 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2024 annual fuel expense by approximately $45 million. See Part II, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity.”
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our September 30, 2024 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $90 million and annual interest income on short-term investments would increase by approximately $80 million.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of September 30, 2024 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of September 30, 2024, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for the remainder of 2024 through 2028 would be approximately $14.0 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. If needed, it may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following transactions we completed in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; volatile or otherwise unfavorable market conditions; and the availability of assets to use as collateral for loans or other indebtedness, which has been reduced significantly as a result of certain financing transactions we have undertaken since the beginning of 2020 and may be further reduced. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase aircraft and engines or fund our other corporate requirements, or may seek to negotiate deferrals for such aircraft and engines with the applicable manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. Furthermore, we hold significant balances of cash and short-term investments, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully or to fund our committed expenditures. An inability to obtain necessary financing on acceptable terms would limit our ability to execute necessary capital projects and would have a material adverse impact on our business, results of operations and financial condition.

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
The loss of key personnel upon whom we depend on to operate our business or the inability to attract, develop and retain additional qualified personnel could adversely affect our business.
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
Our business, results of operations and financial condition have been and will continue to be affected by many changing economic, geopolitical, commercial, regulatory and other conditions beyond our control, including, among others:
•actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation and elevated interest rates;
•the occurrence of wars, conflicts, terrorist attacks and geopolitical instability;
•changes in consumer preferences, perceptions, spending patterns and demographic trends;
•changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations, changes in our commercial strategy or that of our competitors and other factors;
•delays in scheduled aircraft deliveries, unexpected grounding of aircraft or aircraft engines whether by regulators or by us, or other loss of anticipated fleet capacity, and failure of new aircraft or aircraft-related equipment to receive regulatory approval, be produced or otherwise perform as and when expected;
•actual or potential disruptions to the U.S. National Airspace System (the ATC system);
•increases in costs of safety, security and environmental measures or costs of complying with new or more onerous consumer protection laws or regulations;
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
A potential resurgence of COVID-19, or an outbreak of another contagious disease, such as has occurred in the past with the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus or any other similar illness, if it were to become associated with air travel or persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. Governments could implement travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, cancellation of public events or take or mandate other actions which could result in significant declines in demand for both domestic and international business and leisure travel. There can be no assurance that any mitigating actions we take in response will be sufficient to avert a deterioration in our business, financial condition and results of operations. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change.
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
Low-cost carriers (including so-called ultra-low-cost carriers) have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently or are price sensitive and therefore tend not to be loyal to any one particular carrier. Many of these carriers, including several that have recently commenced operations, have announced growth strategies including commitments to acquire significant numbers of new aircraft for delivery in the next few years. These low-cost carriers are attempting to continue to increase their market share through growth and consolidation, and are expected to continue to have an impact on our revenues and overall performance. We and several other large network carriers have implemented “Basic Economy” fares designed to more effectively compete against low-cost carriers, but we cannot predict whether these initiatives will be successful. Low-cost carriers may also implement, and in some cases have implemented, changes to their strategies or business models that could, and in some cases have, put them in more direct competition with network carriers. While historically these carriers have provided competition in domestic markets, we have recently experienced new competition from low-cost carriers on international routes, including low-cost airlines executing international long-haul expansion strategies, a trend likely to continue, in particular with the planned introduction of long-range narrowbody aircraft in coming years. Additionally, other carriers focused on premium passenger travel are attempting to implement growth strategies. The actions of existing or future carriers, including those described above, could have a material adverse effect on our operations and financial performance.
In certain instances, other air carriers are operating scheduled service with a business model that relies on the Federal Aviation Administration (FAA) Part 135, a regulatory environment that is generally less stringent than the rules applicable to our airline and similar airlines that operate under FAA Part 121 and which provides those airlines certain competitive advantages that Part 121 airlines cannot replicate. We have objected to the United States Department of Transportation (DOT) and the Transportation Security Administration (TSA) that the less stringent Part 135 rules were never intended as a basis for scheduled passenger service and that business model should not be permissible, and the agencies’ review is ongoing. While both the DOT and TSA are actively reviewing these operations, if they ultimately allow scheduled passenger service in any form under Part 135 and the actions of existing or future carriers using that business model, including those described above, it could adversely impact our business, financial condition and results of operations.
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
Our international service exposes us to foreign economies and the potential for reduced demand when any foreign country we serve suffers adverse local economic conditions or if governments restrict commercial air service to or from any of these markets. For example, the COVID-19 pandemic resulted in a precipitous and prolonged decline in demand for air travel, in particular international travel, in part as a result of the imposition by the U.S. and foreign governments of restrictions on travel from certain regions. In addition, “open skies” agreements, which are now in place with a substantial number of countries around the world, provide international airlines with open access to U.S. markets, potentially subjecting us to increased competition on our international routes. See also “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.”
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
On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the Northeast Alliance arrangement (NEA). In June 2023, JetBlue delivered a notice of termination of the NEA, effective July 29, 2023, and the carriers have substantially completed wind-down activities. American has appealed the District Court’s decision to the U.S. Court of Appeals for the First Circuit; such appeal remains pending. Separately, in December 2022, two putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. In February 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. All cases have since been consolidated in the U.S. District Court for the Eastern District of New York. We believe these complaints are without merit and are defending against them vigorously.
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
We may also be impacted by competition regulations affecting certain of our major commercial partners, including our co-branded credit card partners or our loyalty program. For example, there has been bipartisan legislation proposed in Congress called the Credit Card Competition Act designed to increase credit card transaction routing options for merchants which, if enacted, could result in a reduction of the fees levied on credit card transactions. If this legislation or any similar legislation or regulation were enacted, it could fundamentally alter the profitability of our agreements with co-branded credit card partners and the benefits we provide to our consumers through the co-branded credit cards issued by these partners. Additionally, the DOT recently launched an inquiry into certain airline loyalty programs, including AAdvantage, to investigate potential competition or consumer protection issues in airlines’ administration of these programs, and draft legislation introduced in Congress called the Protect Your Points Act similarly aims to regulate the management of these programs. If regulatory or legislative efforts to impose restrictions on airline loyalty programs were successful, they could materially reduce the revenues we derive from the AAdvantage program and adversely impact our results of operations.
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
Personnel shortages, and general wage inflation have impacted and are expected to continue to impact our labor costs. We recently reached agreements with the unions representing mainline pilots, flight attendants and passenger service team members, and in September 2024, we reached a tentative agreement for a two-year contract extension with the union representing our mainline mechanic and fleet service workgroups. These agreements include significant increases in pay and benefits, in many cases in line with agreements recently concluded by our large network competitors with their unions. We remain in negotiations for other new labor agreements and anticipate that any new contracts we agree to with our labor groups will include increases in salaries and other benefits, which will increase our labor expense.

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
Moreover, an outbreak and spread of an infectious disease could adversely impact consumer perceptions of the health and safety of travel, and in particular airline travel, such as occurred during the COVID-19 pandemic. Actual or perceived risk of infection on our flights could have a material adverse effect on the public’s perception of us and may harm our reputation and business. We have in the past, and may in the future be required to take extensive measures to reassure our team members and the traveling public of the safety of air travel, and we could incur significant costs implementing safety, hygiene-related or other actions to limit the actual or perceived threat of infection among our employees and passengers. However, we cannot assure that any actions we might take in response to an infectious disease outbreak will be sufficient to restore the confidence of consumers in the safety of air travel. In addition, as a result of mask mandates and other mitigating measures that airports and carriers were required by law to implement to limit the spread of COVID-19, we experienced an increase in the incidence of aggressive customer behavior and physical confrontation on our flights, certain of which resulted in injuries to our personnel. While the rate of these incidents declined following the lifting of mask mandates and other COVID-19 measures, if our employees feel unsafe or believe that we are not doing enough to prevent and prosecute such incidents, we could experience higher rates of employee absence or attrition and we may suffer reputational harm which could make it more difficult to attract and retain employees, and which could in turn negatively affect our business, financial condition and results of operations.
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
We have in the past instituted, and intend to institute in the future, changes to our business model designed to increase revenues and offset costs. These measures include further segmentation of the classes of service we offer, such as Premium Economy service and Basic Economy service, enhancements to our AAdvantage program, charging separately for services that had previously been included within the price of a ticket, changes to our practices and contracts with providers of distribution systems to provide additional content flexibility, commercial practices related to ticket distribution channels, including efforts by us to migrate an increasing portion of our customers to our modern, direct distribution channels in lieu of third party channels, changing (whether it be increasing, decreasing or eliminating) other pre-existing fees, reconfiguration of our aircraft cabins, and efforts to optimize our network including by focusing growth on a limited number of large hubs and entering into agreements with other airlines. For example, in 2020, we eliminated change fees for most domestic and international tickets, which has reduced our change fee revenue, a trend which is expected to continue assuming this policy remains in place. In addition, as previously reported, during the second quarter of 2024 we concluded that certain changes to our distribution strategy contributed to softness in customer bookings relative to our expectations and we reversed many of these measures late in the quarter. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure that these measures or any future initiatives will be successful in increasing our revenues or offsetting our costs. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline or result in decreased demand. Also, our implementation of any new or increased fees, or changes to the operation of or benefits offered by our loyalty program, could reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar changes. Such changes could result in adverse brand perceptions, reputational harm or regulatory scrutiny. For example, the DOT recently launched an inquiry into certain airline loyalty programs, including our AAdvantage program, to investigate potential competition or consumer protection issues in airlines’ administration of these programs, and draft legislation introduced in Congress called the Protect Your Points Act similarly aims to regulate the management of these programs. If regulatory or legislative efforts to impose restrictions on airline loyalty programs were successful, they could materially reduce the revenues we derive from the AAdvantage program and adversely impact our results of operations.
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
Notwithstanding the foregoing, an ownership change may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes. In connection with the expiration in December 2021 of certain transfer restrictions applicable to substantial shareholders contained in our Certificate of Incorporation, the Board of Directors of AAG adopted a tax benefits preservation plan (the Tax Benefit Preservation Plan) in order to preserve our ability to use our NOLs and certain other tax attributes to reduce potential future income tax obligations. The Tax Benefit Preservation Plan was subsequently ratified by our stockholders at the 2022 Annual Meeting of Stockholders of AAG and will expire in December 2024 unless extended by our Board of Directors. The Tax Benefit Preservation Plan is designed to reduce the likelihood that we experience an ownership change by deterring certain acquisitions of AAG common stock. There is no assurance, however, that the deterrent mechanism will be effective, and such acquisitions may still occur. In addition, the Tax Benefit Preservation Plan may adversely affect the marketability of AAG common stock by discouraging existing or potential investors from acquiring AAG common stock or additional shares of AAG common stock, because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of AAG common stock would suffer substantial dilution of its ownership interest in AAG.
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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business and thus is a significant factor in the price of airline tickets. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $1.32 per gallon to a high of approximately $4.40 per gallon during the period from January 1, 2021 to September 30, 2024. Aircraft fuel prices reflect not only the price of underlying crude oil, but also the price charged to refine crude oil into aircraft fuel (often referred to as the “crack spread”), transportation costs, handling costs and taxes, and increases in any of these underlying components would increase the price we ultimately pay for aircraft fuel.
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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of September 30, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
In addition, as part of our emissions reduction goals, we and other airlines have publicly announced long-term targets for the increased use of SAF in our fleet. Currently, industrial production of SAF is small in scale and inadequate to meet growing industry demand, and while additional production capacity is expected to become operational in the coming years, we anticipate that competition for SAF among industry participants will remain intense. As a result, SAF may be significantly more costly than conventional jet fuel. To secure future SAF supply, we have entered into multiple agreements for the purchase of future SAF production, and we continue to engage with producers regarding potential future SAF purchases, which may include investments and other commitments to support these producers. Certain existing or potential future agreements pertain to SAF production from facilities that are planned but not yet financed, and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will be built or that they will meet contracted production timelines and volumes. In the event that the SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that we will be able to source a supply of SAF sufficient to meet our stated goals, or that we will be able to do so on favorable economic terms.
Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress and state and local governments have passed laws and regulatory initiatives, and the DOT, the FAA, the TSA, the Centers for Disease Control and several of their respective international counterparts have issued regulations and a number of other directives that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.
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
In May 2024, Congress passed a five-year funding authorization for the FAA (FAA Authorization Renewal). Among other things, the FAA Authorization Renewal increased the authorized funding level for the FAA and required the hiring of additional air traffic controllers, an effort to address staffing and resource shortages and improve the operation of the ATC system in the U.S. The FAA Authorization Renewal also codified several consumer protection rulemakings that could be challenging to implement and have negative financial impacts. Any new or enhanced requirements resulting from the FAA Authorization Renewal, including any new fees, costs we may be required to incur to comply with new rules and compensation or other penalties we may be required to pay for violations of such rules, have the potential to increase our costs or adversely impact our operation.
DOT consumer rules, and rules promulgated by certain analogous agencies in other countries we serve, dictate procedures for many aspects of our customer’s journey, including at the time of ticket purchase, at the airport and onboard the aircraft. In April 2024, the DOT issued a final rule mandating refunds in certain circumstances, and a final rule requiring disclosure of certain ancillary fees by air carriers and travel agents. In August 2024, the U.S. Court of Appeals for the Fifth Circuit granted the airline associations and individual airlines’ motion for a stay of the ancillary fee rule. Also in August 2024, the DOT issued a proposed rulemaking on family seating, which would require airlines to seat children aged 13 and under adjacent to at least one accompanying adult at no additional cost beyond the fare, subject to limited exceptions. We are still evaluating the impacts of this proposed rule. Finally, the DOT has continued to work through proposals for a number of disability regulations that will impact us, including penalties for wheelchair loss or damage and prompt wheelchair assistance.
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
On May 1, 2021 the EU and United Kingdom entered into a new trade and cooperation agreement (the EU-UK Trade and Cooperation Agreement) to govern certain aspects of their relationship following Brexit. We continue to face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. The EU-UK Trade and Cooperation Agreement includes provisions in relation to commercial air service that we expect to be sufficient to sustain our current services under the transatlantic joint business. However, the scope of traffic rights under the EU-UK Trade and Cooperation Agreement is less extensive than before Brexit and therefore the full impact of the EU-UK Trade and Cooperation Agreement is uncertain. As a result, the continuation of our current services, and those of our partners could be disrupted. This could materially adversely affect our business, results of operations and financial condition. The recent change in government in the United Kingdom may lead to new aviation policies that could materially adversely affect our business, results of operations and financial condition. More generally, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations.
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
We continue to face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. The EU-UK Trade and Cooperation Agreement includes provisions in relation to commercial air service that we expect to be sufficient to sustain our current services under the transatlantic joint business. However, the scope of traffic rights under the EU-UK Trade and Cooperation

Agreement is less extensive than before Brexit and therefore the full impact of the EU-UK Trade and Cooperation Agreement is uncertain. As a result, the continuation of our current services, and those of our partners could be disrupted. Moreover, Brexit has created uncertainty as to the future trade relationship between the EU and the United Kingdom, including air traffic services. LHR is presently a very important element of our international network, however it may become less desirable as a destination or as a hub location after Brexit when compared to other airports in Europe, where we do not have as strong a presence. This could materially adversely affect our business, results of operations and financial condition. The recent change in government in the United Kingdom may lead to new aviation policies that could materially adversely affect our business, results of operations and financial condition.
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
In addition, as part of our emissions reduction goals, we and other airlines have publicly announced long-term targets for the increased use of SAF in our fleet. Currently, industrial production of SAF is small in scale and inadequate to meet growing industry demand, and while additional production capacity is expected to become operational in the coming years, we anticipate that competition for SAF among industry participants will remain intense. As a result, SAF may be significantly more costly than conventional jet fuel. To secure future SAF supply, we have entered into multiple agreements for the purchase of future SAF production, and we continue to engage with producers regarding potential future SAF purchases, which may include investments and other commitments to support these producers. Certain existing or potential future agreements pertain to SAF production from facilities that are planned but not yet financed, and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will be built or that they will meet contracted production timelines and volumes. In the event that the SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that we will be able to source a supply of SAF sufficient to meet our stated goals, or that we will be able to do so on favorable economic terms.
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
A high level of pilot retirements, stringent duty time regulations, increased flight hour requirements for commercial airline pilots, reductions in the number of military pilots entering the commercial workforce, increased training requirements and other factors have caused a shortage of pilots that could materially adversely affect our business.
Commencing in 2013, the time and cost commitment required to become licensed to fly commercial aircraft has increased. Additionally, the number of military pilots being trained by the U.S. armed forces and available as commercial pilots upon their retirement from military service has decreased.
These and other factors have contributed to a prolonged shortage of pilots and increased compensation costs. We believe that pilot shortages will remain a problem for the foreseeable future. Our recruitment efforts or other incentives to recruit pilots may not be successful. Our regional airline subsidiaries and other regional partners have been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, operational disruptions, increased compensation expense and costs of operations, financial difficulties and other adverse effects.
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
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, all of our mainline aircraft were manufactured by either Airbus or Boeing and all of our regional aircraft were manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by recent transactions involving Airbus and Bombardier and Mitsubishi and Bombardier, and the cessation of production of certain Bombardier regional aircraft that we and our regional partners currently operate in large numbers. Due to the limited number of suppliers, constraints on production capacity, large order books and long production lead times, manufacturers have faced and are expected to continue to face challenges in timely fulfilling our aircraft on order, and we may face competition from other carriers in securing an adequate supply of aircraft in the future. If new aircraft orders are not filled on a timely basis, we could face higher financing and operating costs than planned. The limited number of these suppliers may also result in reduced competition and potentially higher prices than if the supplier base was less concentrated. In addition, we are vulnerable to any problems associated with the performance of these suppliers’ obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers or adverse perception by the public that would result in customer avoidance of any of our aircraft. We may also experience delivery delays with respect to components or equipment that we have contracted to purchase from third-party suppliers (so-called “buyer-furnished equipment”) and required for the outfitting of our aircraft. Failure of our suppliers to timely deliver such components or equipment could delay certification of these aircraft and their entry into service, and could prevent us from financing such aircraft, requiring us to pay for new deliveries using cash on hand. If the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency, safety and reliability, we could also face higher financing and operating costs than planned and our business, results of operations and financial condition could be adversely impacted. We are also subject to the risk that action by the FAA or any other regulatory authority could result in an inability to certify or operate our aircraft, even temporarily. For instance, in March 2019, the FAA ordered the grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020. An additional grounding of Boeing aircraft occurred in January 2024 involving the Boeing 737-9 MAX, a model that we do not operate. Further, significant limitations imposed on the use of Pratt & Whitney GTF aircraft engines (an engine that we do not use in our fleet) on certain Airbus aircraft have resulted in very significant numbers of the related aircraft being grounded while awaiting refurbished engines. Regulatory concerns raised by the FAA also previously forced Boeing to suspend deliveries of certain 787 aircraft, temporarily resulting in significant reductions to our planned long-haul flying. More generally, we have recently experienced delivery delays across manufacturers due to regulatory matters such as those described above, regulatory restrictions on production rate increases (such as those that the FAA has recently imposed on Boeing 737 production), supply chain limitations, development delays, and other factors, which have created significant challenges in planning our fleet, and the FAA has publicly stated that the restrictions on Boeing’s production rate are likely to continue for the foreseeable future. For example, as of the date of this report, due to a strike action affecting certain of its production facilities, Boeing has suspended production of 737 MAX Family aircraft. Depending on the duration of this strike action and the subsequent time period required to reinstate production capacity, certain of our Boeing 737 MAX Family aircraft on order could be delayed, and such delays could be significant. There is also the prospect that new aircraft models will continue to face certification delays further impeding the delivery of new aircraft to the airline industry and increasing competition for the production capacity that is available.
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
Our aircraft employ a number of sophisticated radio and satellite-based navigation and safety technologies, and we are subject to risks associated with the introduction or expansion of technologies that could interfere with the safe operation of these flight systems. For example, telecommunications companies are expanding and increasing the commercial and consumer applications of 5G cellular communication networks, and regulators, manufacturers and operators have expressed concerns that certain 5G applications could interfere with certain flight systems. In December 2021, the FAA issued a special airworthiness information bulletin (SAIB), in which it indicated that further testing and assessment is needed regarding the effects of 5G on certain aircraft equipped with radar altimeters, which measure the aircraft’s altitude and guide pilots during landings. While the FAA and the telecommunications industry reached an agreement to delay the full implementation of 5G deployment near airports until 2028, there could be future impacts once the current agreement expires. Additionally, there has been an increase in the reported use of jamming or “spoofing” technologies by bad actors intended to disrupt the operation of GPS navigation and other flight systems by relaying fake or erroneous flight information and signals to crews. These technologies could pose risks to the safe operation of aircraft by diverting pilots’ attention and potentially resulting in operational disruptions.
Our technologies and automated systems are not completely protected against events that are beyond our control, including natural disasters, power failures, terrorist attacks, cyberattacks, data theft, defects, errors, equipment and software failures, computer viruses or telecommunications failures. For example, the CrowdStrike-caused systems outage in July 2024 significantly impacted airline operations, including our own, and forced several carriers to ground flights for a prolonged period and incur significant costs associated with reaccommodating and compensating affected passengers. When service interruptions occur as a result of any of the aforementioned events, we address them in accordance with applicable laws, rules and regulations. However, substantial or sustained system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We cannot assure that our security measures, change control procedures or disaster recovery plans are adequate to prevent disruptions or delays. Disruption in or changes to these technologies or systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
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
There has been heightened legislative and regulatory focus on data privacy and cybersecurity in the U.S., EU, U.K., China and elsewhere, particularly with respect to critical infrastructure providers, including those in the transportation sector. For example, in March 2024, the DOT launched a privacy review of the ten largest U.S. airlines’ collection, handling, maintenance and use of passengers’ personal information, indicating the DOT may seek to increase its regulation, investigation, and enforcement of airlines’ privacy practices, including ours. As a result, we must comply with a proliferating and fast-evolving set of legal requirements in this area, including substantive data privacy and cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a cybersecurity incident. In addition, we are subject to an increasing number of reporting obligations in respect of certain cybersecurity incidents. These reporting requirements have been proposed or implemented by a number of regulators in different jurisdictions, may vary in their scope and application, and could contain conflicting requirements. Certain of these rules and regulations may require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our cybersecurity incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report cybersecurity incidents under these rules could also result in regulatory investigations, litigation, monetary fines, sanctions, or subject us to other forms of liability. Even though we believe we and our third party service providers are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, the regulatory environment is increasingly challenging as data privacy and cybersecurity laws, rules, regulations, industry standards and other requirements are continually developing. These changing requirements, along with their evolving application, interpretation, and amendment, may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.
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
The threat of cybersecurity incidents continues to increase as the frequency, intensity and sophistication of cyberattacks and intrusions increase around the world. Diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as diverse attack vectors such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, denial of service attacks or exploitation of vulnerabilities, threaten the confidentiality, integrity, and availability of our and our third party service providers’ information systems, personal information and confidential information. Geopolitical issues also continue to increase our cybersecurity risk and potential for cybersecurity incidents, for example, the conflict involving Russia and Ukraine, which has resulted in a heightened risk of cyberattacks against companies like ours that have operations, vendors and/or supply chain providers located in or around the region of conflict or are otherwise related to the conflict. Despite ongoing efforts to maintain and improve the security of our information systems and digital information, individuals, including employees, contractors, and external threat actors, may be able to circumvent the security measures we put in place, and we may be unable to anticipate new techniques used for these attacks and intrusions, such as the use of artificial intelligence applications, and implement adequate preventative measures. We, our business partners and service providers have been the target of cybersecurity attacks in the past and expect that we, our business and service partners, will continue to experience cybersecurity incidents in the future.
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
To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility, continue to migrate the distribution of tickets to our proprietary and other modern distribution channels, and improve the functionality of our distribution channels, while maintaining an industry-competitive cost structure and a high level of customer satisfaction. Further, as distribution technology changes, we will need to continue to update our technology by acquiring new technology from third parties, building the functionality ourselves, or a combination, which in any event will likely entail significant technological and commercial risk and involve potentially material investments. These imperatives may affect our relationships with conventional travel agents, travel management companies, GDSs and OTAs, including if consolidation of conventional travel agents, travel management companies, GDSs or OTAs continues, or should any of these parties seek to acquire other technology providers thereby potentially limiting our technology alternatives. For example, as previously reported, during the second quarter of 2024 we concluded that certain commercial initiatives designed to, among other things, migrate customers to our modern, direct distribution channels contributed to softness in customer bookings relative to our expectations, and we reversed many of these measures late in the quarter. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.
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
In light of constraints on existing facilities, there is presently a significant amount of capital spending underway at major airports in the United States, including large projects underway at a number of airports where we have significant operations, such as O’Hare International Airport, Dallas/Fort Worth International Airport, Charlotte Douglas International Airport and Los Angeles International Airport. More generally, following long periods of underinvestment, there is a trend among airports in the United States to engage in significant, expensive expansion, remodeling and infrastructure improvement projects. This spending is expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover their investments through increased rental, landing and other facility costs. In some circumstances, such costs could be imposed by the relevant airport authority without our approval. Accordingly, our operating costs are expected to increase significantly at many airports at which we operate, including a number of our hubs and gateways, as a result of capital spending projects currently underway and additional projects that we expect to commence over the next several years. Escalating airport costs, especially at one of our major hubs, could also force us to revise our growth plans or redirect flying to more cost-effective airports.
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
The closing price of our common stock on the Nasdaq Global Select Market varied from $10.92 to $18.80 during 2023 and $9.26 to $15.68 during 2024 year-to-date through October 18, 2024. At times, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that in recent years this wide range of trading prices has largely reflected the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
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
Our Certificate of Incorporation and Bylaws include significant provisions that limit voting and ownership and disposition of our equity interests as described in Part II, Item 5. Market for American Airlines Group’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities – “Ownership Restrictions” in our 2023 Form 10-K and AAG’s Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Exchange Act, which is filed as Exhibit 4.1 to our 2023 Form 10-K. Further restrictions are set forth in our Tax Benefit Preservation Plan, which was filed as Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 22, 2021. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.
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
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On August 23, 2024, Robert D. Isom, Chief Executive Officer and President, adopted a Rule 10b5-1 trading agreement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 150,000 shares of AAG’s common stock until June 30, 2025.
Other than noted above, during the quarter ended September 30, 2024 none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
On July 24, 2024, the Board of Directors of AAG voted to adopt the Fourth Amended and Restated Bylaws (as amended prior to the date hereof, the “A&R Bylaws”), which became effective immediately upon adoption. The A&R Bylaws amend and restate AAG’s previously existing bylaws in their entirety to, among other things, (i) remove certain informational requirements concerning stockholders seeking to nominate directors and bring matters before an annual meeting, (ii) narrow the scope of persons that the information set forth in (i) must be provided for and (iii) implement technical amendments to the procedures of preparing for, holding and adjourning a meeting of stockholders. The foregoing is qualified in its entirety by reference to the text of the A&R Bylaws, a copy of which was filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

10.1
Seventh Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of February 15, 2023, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent.*

10.2
Eighth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of March 13, 2023, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent.*

10.3
Sixth Amendment to Credit and Guaranty Agreement, dated as of March 13, 2023, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, and Barclays Bank PLC, as administrative agent.*

10.4
Ninth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of March 13, 2023, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto.*

10.5	Supplemental Agreement No. 33 to Purchase Agreement No. 03735, dated as of August 21, 2024, between The Boeing Company and American Airlines, Inc. Relating to Boeing Model 737 MAX Aircraft*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: October 24, 2024	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: October 24, 2024	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)